Form 10-Q
period 1996-03-31
GSE SYSTEMS INC
filed 1996-05-15
CIK 944480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1996.

                                       or

/   /             Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 for the Transition Period from _____________________ to ______________________.


Commission File Number:         0-26494
                        ---------------------


                               GSE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                    52-1868008
(State or other jurisdiction of                             (I.R.S. Employer Identification No.)
incorporation or organization)

8930 Stanford Boulevard, Columbia, Maryland, 21045
(Address of principal executive office and zip code)

Registrant's telephone number, including area
code:                                                       (410) 312-3700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes   X   No
                                                           -----    -----

As of May 14, 1996, there were 4,225,000 shares of the Registrant's common stock (par value $ .01 per share) outstanding.

                               GSE SYSTEMS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX



                                                                                                   PAGE
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of
                  March 31, 1996 and December 31, 1995                                                3

                  Consolidated Statements of Operations
                  for the Three Months Ended
                  March 31, 1996 and 1995                                                             4

                  Consolidated Statements of Cash Flows
                  for the Three Month Periods Ended
                  March 31, 1996 and 1995                                                             5

                  Notes to Condensed Consolidated Financial Statements                                6

Item 2.           Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                                       9


PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                                12

Item 6.           Exhibits and Reports on Form 8-K                                                   12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS
                                                                                   December 31,      March 31,
                                                                                      1995             1996
                                                                                 --------------   ---------------
                                                                                                    (Unaudited)
 Current assets:
     Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .        $   9,016         $   7,343
     Contract receivables  . . . . . . . . . . . . . . . . . . . . . . . . . .           26,912            26,399
     Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,293             2,430
     Prepaid expenses and other current assets   . . . . . . . . . . . . . . .            2,877             2,697
     Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .              409               327
                                                                                       --------          --------
          Total current assets   . . . . . . . . . . . . . . . . . . . . . . .           41,507            39,196
 Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .            3,468             3,390
 Software development costs, net . . . . . . . . . . . . . . . . . . . . . . .            1,921             3,057
 Goodwill and other intangible assets, net . . . . . . . . . . . . . . . . . .            2,348             2,302
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,856             1,486
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              260                62
                                                                                       --------          --------
          Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  51,360         $  49,493
                                                                                       ========          ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   5,830         $   4,462
     Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,984             3,742
     Obligations under capital lease   . . . . . . . . . . . . . . . . . . . .               75                77
     Billings in excess of revenue earned  . . . . . . . . . . . . . . . . . .           10,239            10,395
     Accrued contract reserves   . . . . . . . . . . . . . . . . . . . . . . .              641               538
     Accrued warranty reserves   . . . . . . . . . . . . . . . . . . . . . . .            2,119             2,217
     Other current liabilities   . . . . . . . . . . . . . . . . . . . . . . .            1,061             1,066
     Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .            1,012               916
                                                                                       --------          --------
          Total current liabilities  . . . . . . . . . . . . . . . . . . . . .           24,961            23,413
 Obligations under capital lease . . . . . . . . . . . . . . . . . . . . . . .              171               151
 Billings in excess of revenues earned . . . . . . . . . . . . . . . . . . . .            2,485             1,423
 Accrued contract and warranty reserves  . . . . . . . . . . . . . . . . . . .            1,495             1,629
 Accrued facility costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,103             1,021
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              529               468
                                                                                       --------          --------
          Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .           30,744            28,105
                                                                                       --------          --------

 Stockholders' equity:
     Common stock  $.01 par value, 8,000,000 shares authorized,
        4,225,000 shares issued and outstanding  . . . . . . . . . . . . . . .              42                42
     Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .           21,121            21,121
     Retained earnings (deficit) - at formation  . . . . . . . . . . . . . . .           (5,112)           (5,112)
     Retained earnings - since formation   . . . . . . . . . . . . . . . . . .            4,413             5,273
     Pension liability adjustment  . . . . . . . . . . . . . . . . . . . . . .             (102)             (100)
     Cumulative translation adjustment   . . . . . . . . . . . . . . . . . . .              254               164
                                                                                       --------          --------
          Total stockholders' equity   . . . . . . . . . . . . . . . . . . . .           20,616            21,388
                                                                                       --------          --------
          Total liabilities & stockholders' equity   . . . . . . . . . . . . .        $  51,360         $  49,493
                                                                                       ========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                                      Three Months     Three Months
                                                                                          Ended            Ended
                                                                                        March 31,        March 31,
                                                                                          1995              1996
                                                                                     --------------   ---------------
                Contract revenue  . . . . . . . . . . . . . . . . . . . . . . . . .    $ 19,016         $ 18,545
                Cost of revenue . . . . . . . . . . . . . . . . . . . . . . . . . .      13,201           12,176
                                                                                        -------          -------
                        Gross profit  . . . . . . . . . . . . . . . . . . . . . . .       5,815            6,369

                Operating expenses:
                    Selling, general and administrative   . . . . . . . . . . . . .       4,185            4,679
                    Depreciation and amortization   . . . . . . . . . . . . . . . .         494              398
                                                                                        -------          -------
                    Total operating expenses  . . . . . . . . . . . . . . . . . . .       4,679            5,077
                                                                                        -------          -------

                        Operating income  . . . . . . . . . . . . . . . . . . . . .       1,136            1,292
                Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .         292              139
                Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (57)            (174)
                                                                                        -------          -------
                        Income before income taxes  . . . . . . . . . . . . . . . .         901            1,327
                Provision for income taxes  . . . . . . . . . . . . . . . . . . . .         330              467
                                                                                        -------          -------
                        Net income  . . . . . . . . . . . . . . . . . . . . . . . .    $    571         $    860
                                                                                        =======          =======

                Earnings per common share . . . . . . . . . . . . . . . . . . . . .    $    .23         $    .20
                                                                                        =======          =======

                Weighted average common shares outstanding  . . . . . . . . . . . .   2,500,000        4,238,000
                                                                                     ==========       ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                         Three Months Ended  Three Months Ended
                                                                           March 31, 1995      March 31, 1996
                                                                           --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    571            $    860
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . .            617                 558
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .            (30)                452
     Changes in assets and liabilities, net of effects of acquisitions:
         Contract receivables . . . . . . . . . . . . . . . . . . . . .            468                 472
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .           (290)                (81)
         Prepaid expenses and other current assets  . . . . . . . . . .           (606)                180
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . .            (48)                198
         Accounts payable and accrued expenses  . . . . . . . . . . . .            416              (1,610)
         Billings in excess of revenue earned . . . . . . . . . . . . .            123                (906)
         Accrued contract and warranty reserves . . . . . . . . . . . .           (456)                129
         Other current liabilities  . . . . . . . . . . . . . . . . . .            109                   5
         Income taxes payable . . . . . . . . . . . . . . . . . . . . .             89                 (96)
         Accrued facility costs . . . . . . . . . . . . . . . . . . . .            (87)                (82)
         Other liabilities  . . . . . . . . . . . . . . . . . . . . . .            (35)                (59)
                                                                               -------           ---------
Net cash provided by operating activities . . . . . . . . . . . . . . .            841                  20
                                                                               -------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .           (303)               (272)
     Capitalization of software development costs . . . . . . . . . . .             --              (1,298)
                                                                               -------            --------
Net cash used in investing activities . . . . . . . . . . . . . . . . .           (303)             (1,570)
                                                                               -------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under lines of credit with bank . . . . . . . . . . . .          1,044                  --
     Repayment to Vattenfall  . . . . . . . . . . . . . . . . . . . . .           (933)                 --
     Principal payments under capital lease obligations . . . . . . . .            (17)                (18)
     Principal payments under term-note . . . . . . . . . . . . . . . .         (2,000)                 --
     Redemption of preferred stock  . . . . . . . . . . . . . . . . . .         (2,400)                 --
     Repayment of amounts due from stockholder  . . . . . . . . . . . .          2,400                  --
                                                                               -------            --------
Net cash used in financing activities . . . . . . . . . . . . . . . . .         (1,906)                (18)
                                                                               --------           --------
Effect of exchange rate on cash . . . . . . . . . . . . . . . . . . . .             10                (105)
                                                                               -------            --------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . .         (1,358)             (1,673)
Cash and cash equivalents at beginning of period  . . . . . . . . . . .          4,352               9,016
                                                                               -------            --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . .       $  2,994           $   7,343
                                                                               =======            ========
Supplemental information:
     Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . .       $     89           $      41
                                                                               =======            ========
     Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . .       $    272           $     191
                                                                               =======            ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (Unaudited)



1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1995 filed with Securities and Exchange Commission on March 22, 1996. The results of operations for the period ended March 31, 1996 are not necessarily indicative of what the operating results for the full year will be.


2.   EARNINGS PER SHARE

      Net income per common share is based on the weighted average number of shares of Common Stock outstanding during the period. The difference between primary and fully-diluted per share amounts is insignificant.


3.   INVENTORIES

      Inventories consist of the following at:

                                                                   December 31,     March 31,
                                                                     1995              1996
                                                               ----------------  ---------------
                                                                       (in thousands)
      Raw materials . . . . . . . . . . . . . . . . . . . .       $ 1,524             $ 1,710
      Service parts . . . . . . . . . . . . . . . . . . . .           769                 720
                                                                   ------              ------
                 Total  . . . . . . . . . . . . . . . . . .       $ 2,293             $ 2,430
                                                                   ======              ======

4.   SOFTWARE DEVELOPMENT COSTS

      In compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenues and is provided at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. The amount of software development costs capitalized in the three months ended March 31, 1996 was $1,298,000, and $0 in the same period in 1995. Total amortization expense charged to operations in the three month periods ended March 31, 1996 and 1995 was $162,000 and $118,000, respectively.


5.   FINANCING ARRANGEMENTS

      The Company maintains, through it subsidiaries, two lines of credit that provide for borrowings up to $14.0 million to support foreign letters of credit, margin requirements on foreign exchange contracts and working capital needs.

      On January 30, 1996, S3 Technologies terminated each of its lines of credit from NationsBank and established a $7,000,000 line of credit with CoreStates Bank. EXIM Bank has guaranteed 90% of outstanding principal amounts under this line of credit. S3 Technologies' obligations under this line of credit are also guaranteed by the Company. The line of credit is collateralized by S3 Technologies' contract receivables and inventory. This line of credit expires January 1, 1998, subject to earlier termination upon the expiration of the EXIM Bank guaranty (currently effective through July 31, 1996).

      On February 23, 1996, Process Solutions and CoreStates Bank agreed to modifications of certain provisions of its existing $7,000,000 line of credit in order that they conform with corresponding provisions of the newly established S3 Technologies' line of credit. These modifications include the release of ManTech's partial guaranty, the establishment of a guaranty from the Company for all of Process Solutions' obligations under the line of credit, and the reduction of the interest rate to the bank's prime rate. The availability of this line of credit has been extended through January 1, 1998, subject to earlier termination upon the expiration of the EXIM Bank guaranty for the S3 Technologies' line of credit (currently effective through July 31, 1996). The Company is currently negotiating to extend the above lines of credit.

      The aforementioned lines of credit also contain certain negative covenants which restrict the Company from, among other things, incurring additional indebtedness, entering into merger, consolidation or acquisition transactions, disposing of all or substantially all of its assets, creating liens on assets, and creating guaranty obligations. Further, the Company is required to comply with certain financial ratios, including maximum levels of debt to net worth and cash flow to fixed obligations, and is also required to provide the bank with certain periodic financial reports.

      At March 31, 1996, there were no borrowings under the lines of credit, and letters of credit issued in the ordinary course of business amounted to $1,423,000.


6.   CONTRACT RECEIVABLES

      The components of contract receivables are as follows (in thousands):

                                                                               December 31,      March 31,
                                                                                    1995            1996
                                                                              ---------------   ------------
      Billed receivables  . . . . . . . . . . . . . . . . . . . . . . . . .        $ 16,205       $ 14,171
      Recoverable costs and accrued profit--not billed  . . . . . . . . . .          11,643         12,831
      Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . .            (936)          (603)
                                                                                   --------       --------
      Total contract receivables  . . . . . . . . . . . . . . . . . . . . .        $ 26,912       $ 26,399
                                                                                   ========       ========


      Recoverable costs and accrued profit--not billed represent costs incurred and profit accrued on contracts that will become billable upon future milestones or completion of contracts.

      Revenue under long-term, fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first become known. The effect of changes in estimates of contract profits was to increase gross profit by $224,000 and $638,000 during the three months ended March 31, 1995 and 1996, respectively, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in the preceding periods.

      As reported in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, at December 31, 1995, the total estimated contract revenues and costs at completion for two international contracts included claims revenue, which equalled estimated future costs, of $1,200,000. During the three months ended March 31, 1996, the Company has received contract modifications of $964,000 relating to these claims. The Company has valid claims for the remaining
      $236,000 of contract revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues.


                                                                           Three Months                Three Months
                                                                               Ended                      Ended
                                                                          March 31, 1995              March 31, 1996
                                                                          --------------              --------------
            Revenues  . . . . . . . . . . . . . . . . . . . . . .     $  19,016     100.0%        $ 18,545      100.0%
            Cost of revenue . . . . . . . . . . . . . . . . . . .        13,201      69.4           12,176       65.7
                                                                       --------    ------          -------      -----
                  Gross profit  . . . . . . . . . . . . . . . . .         5,815      30.6            6,369       34.3

            Selling, general and administrative . . . . . . . . .         4,185      22.0            4,679       25.2
            Depreciation and amortization . . . . . . . . . . . .           494       2.6              398        2.1
                                                                       --------   -------          -------      -----
                  Operating income  . . . . . . . . . . . . . . .         1,136       6.0            1,292        7.0
            Interest expense  . . . . . . . . . . . . . . . . . .           292       1.5              139        0.7
            Other income  . . . . . . . . . . . . . . . . . . . .           (57)     (0.3)            (174)      (0.9)
                                                                       --------   -------          -------      -----
                  Income before income taxes  . . . . . . . . . .           901       4.8            1,327        7.2
            Provision for income taxes  . . . . . . . . . . . . .           330       1.7              467        2.5
                                                                       --------   -------          -------      -----

                  Net income  . . . . . . . . . . . . . . . . . .     $     571       3.1%        $    860        4.7%
                                                                       ========   =======          =======      =====

- ------------------------

  Revenues.      Revenues for the three months ended March 31, 1996 amounted to
$18.5 million as compared with revenues of $19.0 million in the three months ended March 31, 1995. This decrease resulted primarily from sales of systems with lower hardware content and decreased revenues from sales of Supervisory Control and Data Acquisition (SCADA) Systems.

  Gross Profit.      Gross profit increased to $6.4 million, a gross margin of
34.3%, in the three months ended March 31, 1996 from $5.8 million, a gross margin of 30.6%, in the corresponding period of 1995. This increase in gross profit is primarily attributable to higher margins on contracts and continued cost control initiatives.

  Selling, General and Administrative Expenses.      Selling, general and
administrative expenses increased to $4.7 million, or 25.2% of revenues, during the three months ended March 31, 1996 from $4.2 million, or 22.0% of revenues, during the corresponding period in 1995. The increase in selling, general and administration expenses is primarily attributable to increased sales force, bid and proposal activities, and business expansion efforts.

During the quarters ended March 31, 1996 and 1995, gross research and product development expenditures were $1.5 million and $948,000, respectively. Capitalized software development costs totaled $1.3 million and $0, during the quarters ended March 31, 1996 and 1995. Net research and development costs expensed and included within selling, general and administrative expenses were $242,000 and $948,000 during the quarters ended March 31, 1996 and 1995, respectively. The Company continued investing in its FlexBatch recipe and process management system, conversion of SCADA System to Windows NT platform and productization of SimSuite software tools.


  Depreciation and Amortization.      Depreciation expense amounted to $355,000
and $309,000 during the three months ended March 31, 1996 and 1995, respectively. This increase was attributable to higher levels of capital expenditure in 1995.

Amortization of goodwill and intangibles was $43,000 and $185,000 during the three months ended March 31, 1996 and 1995, respectively. This decrease was attributable to the significant reduction in goodwill and other intangible assets at December 31, 1995, as fully discussed in Note 8 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


  Operating Income.      Operating income increased $156,000 to $1.3 million,
or 7.0% of revenues, during the three months ended March 31, 1996 from $1.1 million, or 6.0% of revenues, during the corresponding period of 1995. This increase in operating income is attributable to higher margins on contracts and continued cost control initiatives, which were partially offset by higher expenses relating to selling and marketing efforts.


  Interest Expense.     Interest expense decreased to $139,000 during the three
months ended March 31, 1996, from $292,000 during the three months ended March 31, 1995. This decrease is attributable primarily to the Company's repayment of a five-year promissory note in August 1995 that bore interest at a rate of 8% per annum to finance the Process Solutions acquisition.


  Other Income.      Other income increased significantly to $174,000 during
the three months ended March 31, 1996 from $57,000 during the corresponding period in 1995 primarily due to interest income from short-term investments of excess cash.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1996, the Company's operations generated $20,000 of net cash, primarily resulting from net income and reductions in contract receivables, which were offset by an increase in payments of accounts payable and accrued expense payments and reductions in customer advances. In 1995, net cash from operations was $841,000 during the first quarter.

At March 31, 1996, the Company had cash and cash equivalents totaling approximately $7.3 million.

The Company continues to maintain its lines of credit amounting to $14.0 million with CoreStates Bank. At March 31, 1996, there were no borrowings under these lines of credit, and letters of credit issued in the ordinary course of business amounted to $1,423,000. For further discussion, see Note 5, of "Notes to Condensed Consolidated Financial Statements".

PART II - OTHER INFORMATION



Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibit Index

                  Exhibit 11.1 Statement Regarding Computation of Earnings per Share


            (b)   Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 14, 1996                             GSE SYSTEMS, INC.


                                            /S/ William E. Kuhlmann
                                  ------------------------------------------
                                               William E. Kuhlmann
                                      Chairman and Chief Executive Officer


                                                 /S/ Dev Ganesan
                                  ------------------------------------------
                                                   Dev Ganesan
                                    Vice President - Finance and Accounting