Form 10-Q
period 1996-06-30
GSE SYSTEMS INC
filed 1996-08-09
CIK 944480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1996.

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________________ to
     ______________________.


Commission File Number:       0-26494
                         -----------------------

                               GSE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                52-1868008
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

As of August 9, 1996, there were 5,065,688 shares of the Registrant's common stock (par value $ .01 per share) outstanding.

                               GSE SYSTEMS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX


                                                                           PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of June 30, 1996
          and December 31, 1995                                              3

          Consolidated Statements of Operations for the Three and
          Six Months Ended June 30, 1996 and 1995                            4

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1996 and 1995                                       5

          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                            9


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               12

Item 6.   Exhibits and Reports on Form 8-K                                  12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                 (UNAUDITED)

                                            ASSETS
                                                                  JUNE 30,     DECEMBER 31,
                                                                    1996           1995
                                                                 -----------   -------------
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . .    $   2,750       $   9,016
    Contract receivables  . . . . . . . . . . . . . . . . . .       28,593          29,508
    Inventories . . . . . . . . . . . . . . . . . . . . . . .        2,577           2,293
    Prepaid expenses and other current assets . . . . . . . .        3,230           2,889
    Deferred income taxes . . . . . . . . . . . . . . . . . .          218             472
                                                                  --------        --------
       Total current assets . . . . . . . . . . . . . . . . .       37,368          44,178
Property and equipment, net . . . . . . . . . . . . . . . . .        4,178           4,115
Software development costs, net . . . . . . . . . . . . . . .        3,593           1,921
Goodwill and other intangible assets, net . . . . . . . . . .        2,257           2,348
Deferred income taxes . . . . . . . . . . . . . . . . . . . .        1,838           1,856
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .           23             270
                                                                  --------        --------
       Total assets . . . . . . . . . . . . . . . . . . . . .    $  49,257       $  54,688
                                                                  ========        ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . .    $   6,143       $   7,560
    Accrued expenses  . . . . . . . . . . . . . . . . . . . .        4,979           4,435
    Notes payable to banks  . . . . . . . . . . . . . . . . .           --             212
    Notes payable to related parties  . . . . . . . . . . . .           --             190
    Obligations under capital lease . . . . . . . . . . . . .          128             103
    Billings in excess of revenue earned  . . . . . . . . . .        6,996          10,609
    Accrued contract reserves . . . . . . . . . . . . . . . .          466             641
    Accrued warranty reserves . . . . . . . . . . . . . . . .        2,015           2,119
    Other current liabilities . . . . . . . . . . . . . . . .          882           1,061
    Income taxes payable  . . . . . . . . . . . . . . . . . .        1,335           1,171
                                                                  --------        --------
       Total current liabilities  . . . . . . . . . . . . . .       22,944          28,101

Notes payable to related parties  . . . . . . . . . . . . . .          210             216
Obligations under capital lease . . . . . . . . . . . . . . .          231             227
Billings in excess of revenues earned . . . . . . . . . . . .          886           2,485
Accrued contract and warranty reserves  . . . . . . . . . . .        1,450           1,495
Accrued facility costs  . . . . . . . . . . . . . . . . . . .          940           1,103
Other liabilities . . . . . . . . . . . . . . . . . . . . . .          457             529
                                                                  --------         -------
       Total liabilities  . . . . . . . . . . . . . . . . . .       27,118          34,156
                                                                  --------         -------
Stockholders' equity:
    Common stock  $.01 par value, 8,000,000 shares authorized,
      5,065,688 shares issued and outstanding . . . . . . . .           50              50
    Additional paid-in capital  . . . . . . . . . . . . . . .       21,288          21,113
    Retained earnings (deficit) - at formation  . . . . . . .       (5,112)         (5,112)
    Retained earnings - since formation . . . . . . . . . . .        5,846           4,329
    Pension liability adjustment  . . . . . . . . . . . . . .         (100)           (102)
    Cumulative translation adjustment . . . . . . . . . . . .          167             254
                                                                  --------        --------
       Total stockholders' equity . . . . . . . . . . . . . .       22,139          20,532
                                                                  --------        --------
       Total liabilities & stockholders' equity . . . . . . .    $  49,257       $  54,688
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

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)



                                                      THREE MONTHS     THREE MONTHS     SIX MONTHS   SIX MONTHS
                                                         ENDED             ENDED          ENDED         ENDED
                                                        JUNE 30,         JUNE 30,        JUNE 30,     JUNE 30,
                                                          1996             1995            1996         1995
                                                      ------------     -------------    ----------   ----------
Contract revenue  . . . . . . . . . . . . . . . .       $  26,168        $  24,794   $   48,471    $   45,932
Cost of revenue . . . . . . . . . . . . . . . . .          17,898           17,075       32,597        31,912
                                                         --------         --------    ---------     ---------
         Gross profit   . . . . . . . . . . . . .           8,270            7,719       15,874        14,020

Operating expenses:
     Selling, general and administrative  . . . .           5,986            5,555       11,450        10,131
     Depreciation and amortization  . . . . . . .             511              553          990         1,084
     Business combination costs . . . . . . . . .           1,105               --        1,105            --
                                                         --------         --------    ---------     ---------
     Total operating expenses . . . . . . . . . .           7,602            6,108       13,545        11,215
                                                         --------         --------    ---------     ---------
         Operating income   . . . . . . . . . . .             668            1,611        2,329         2,805
Interest expense  . . . . . . . . . . . . . . . .             115              315          254           607
Other expense/(income)  . . . . . . . . . . . . .            (103)              95         (277)           38
                                                         --------         --------    ---------     ---------
         Income before income taxes   . . . . . .             656            1,201        2,352         2,160
Provision for income taxes  . . . . . . . . . . .             230              380          835           732
                                                         --------         --------    ---------     ---------
         Net income   . . . . . . . . . . . . . .       $     426        $     821   $    1,517    $    1,428
                                                         ========         ========    =========     =========

Earnings per common share . . . . . . . . . . . .       $    0.08        $    0.25   $     0.30    $     0.43
                                                         ========         ========    =========     =========

Weighted average common shares outstanding  . . .       5,087,000        3,341,000    5,082,000     3,341,000
                                                       ==========       ==========   ==========    ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                          SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                            JUNE 30, 1996      JUNE 30, 1995
                                                                            -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   1,517           $   1,428
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . .          1,313               1,320
     Non-cash stock compensation  . . . . . . . . . . . . . . . . . . .            175                  --
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .            272                 148
     Changes in assets and liabilities:
         Contract receivables . . . . . . . . . . . . . . . . . . . . .            858               1,308
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .           (285)                 46
         Prepaid expenses and other current assets  . . . . . . . . . .            (94)             (1,390)
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . .            (81)                 46
         Accounts payable and accrued expenses  . . . . . . . . . . . .           (871)             (1,478)
         Billings in excess of revenue earned . . . . . . . . . . . . .         (5,207)              2,359
         Accrued contract and warranty reserves . . . . . . . . . . . .           (322)             (1,659)
         Other current liabilities  . . . . . . . . . . . . . . . . . .           (174)                939
         Income taxes payable . . . . . . . . . . . . . . . . . . . . .            164                 322
         Accrued facility costs . . . . . . . . . . . . . . . . . . . .           (163)               (174)
         Other liabilities  . . . . . . . . . . . . . . . . . . . . . .            (72)                (36)
                                                                              ---------           --------
Net cash (used in) provided by operating activities . . . . . . . . . .         (2,970)              3,179
                                                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .           (883)               (611)
     Capitalization of software development costs . . . . . . . . . . .         (1,995)                 --
                                                                              --------            --------
Net cash used for investing activities  . . . . . . . . . . . . . . . .         (2,878)               (611)
                                                                              --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayment) borrowings under lines of credit with bank . . . . . .           (212)              1,389
     Repayment to Vattenfall  . . . . . . . . . . . . . . . . . . . . .             --              (1,412)
     Borrowing (repayments) under capital lease obligations . . . . . .             29                 (37)
     Principal payments under term-note . . . . . . . . . . . . . . . .             --              (2,000)
     Decrease in notes payable to related parties . . . . . . . . . . .           (196)                (11)
     Payment to shareholder at formation  . . . . . . . . . . . . . . .             --                 (64)

     Redemption of preferred stock  . . . . . . . . . . . . . . . . . .             --              (2,400)
     Net repayment of amounts due from stockholder  . . . . . . . . . .             --               2,450
                                                                              --------            --------
Net cash used in financing activities . . . . . . . . . . . . . . . . .           (379)             (2,085)
Effect of exchange rate on cash . . . . . . . . . . . . . . . . . . . .            (39)                 12
                                                                              --------            --------
Net (decrease) increase in cash and cash equivalents  . . . . . . . . .         (6,266)                495
Cash and cash equivalents at beginning of period  . . . . . . . . . . .          9,016               4,352
                                                                              --------            --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . .      $   2,750           $   4,847
                                                                              ========            ========
Supplemental information:
     Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . .      $     113           $     451
                                                                              ========            ========
     Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . .      $     603           $     388
                                                                              ========            ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)



1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1995 filed with Securities and Exchange Commission on March 22, 1996. The results of operations for the period ended June 30, 1996 are not necessarily indicative of what the operating results for the full year will be.


2.  POOLING OF INTERESTS

    On May 22, 1996, the Company acquired all of the outstanding shares of capital stock of Erudite Software & Consulting, Inc. ("Erudite Software"), a leading provider of cost-effective client/server technology through providing consulting services, custom applications, software development, training services, and hardware-software sales.

    Erudite Software is headquartered in Salt Lake City, Utah, with a primary development facility in Provo, Utah, and has approximately 144 employees. This acquisition was accomplished through a merger of Erudite Software into a wholly owned subsidiary of the Company in which approximately 840,700 shares of the Company's Common Stock were exchanged for all outstanding shares of capital stock of Erudite Software. The acquisition has been accounted for using the pooling-of-interests method of accounting.

    The accompanying consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of Erudite Software on May 22, 1996. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Erudite Software.

    Costs related to the acquisition, which consist primarily of investment bank fees, legal and accounting expenses, and compensation expense for the shares issued to employees by the owners of Erudite Software pursuant to Stock Transfer Agreements, amounted to approximately $1,105,000 and have been charged to operating expenses in the second quarter of 1996.

3.  EARNINGS PER SHARE

    Net income per common share is based on the weighted average number of shares of Common Stock outstanding during the period and the assumed issuance of approximately 840,700 shares of Common Stock, at the beginning of each period presented, in connection with the acquisition of Erudite Software. The difference between primary and fully-diluted per share amounts is insignificant.


4.  INVENTORIES

    Inventories consist of the following at:

                                             JUNE 30,      DECEMBER 31,
                                               1996            1995
                                            -----------    ------------
                                                    (IN THOUSANDS)
               Raw materials . . . . . . . . . $ 1,743        $ 1,524

               Service parts . . . . . . . . .     834            769
                                                ------         ------
                     Total   . . . . . . . . . $ 2,577        $ 2,293
                                                ======         ======


5.  SOFTWARE DEVELOPMENT COSTS

    In compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", certain computer software development costs are capitalized in the accompanying consolidated balance sheets.
    Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenues and is provided at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. The amount of software development costs capitalized was $697,000, and $0 in the three months ended June 30, 1996 and 1995, respectively, and $1,995,000 and $0 in the six months ended June 30, 1996 and 1995, respectively. Total amortization expense charged to operations was $161,000 and $118,000 in the three month periods ended June 30, 1996 and 1995, respectively, and $323,000 and $236,000 in the six months ended June 30, 1996 and 1995, respectively.


6.  FINANCING ARRANGEMENTS

    The Company maintains, through it subsidiaries, two lines of credit that provide for borrowings up to $14.0 million to support foreign letters of credit, margin requirements on foreign exchange contracts and working capital needs. The lines of credit expire January 1, 1998, subject to earlier termination upon the expiration of the EXIM Bank guaranty (currently effective through September 30, 1996). The Company is currently in the process of renewing the EXIM Bank guaranty through July 1, 1997.

    At June 30, 1996, there were no borrowings under the lines of credit, and letters of credit issued in the ordinary course of business amounted to approximately $1,464,000.


7.  CONTRACT RECEIVABLES

    The components of contract receivables are as follows (in thousands):

                                                                          JUNE 30,   DECEMBER 31,
                                                                           1996          1995
                                                                         ---------     ---------
    Billed receivables  . . . . . . . . . . . . . . . . . . . . . . . . . $ 16,187      $ 18,804
    Recoverable costs and accrued profit--not billed  . . . . . . . . . .   12,993        11,643
    Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . .     (587)         (939)
                                                                          ---------     ---------
    Total contract receivables  . . . . . . . . . . . . . . . . . . . . . $ 28,593      $ 29,508
                                                                           =======       =======

    Recoverable costs and accrued profit--not billed represent costs incurred and profit accrued on contracts that will become billable upon future milestones or completion of contracts.

    Revenue under long-term, fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first become known. The effect of changes in estimates of contract profits was to increase gross profit by $1,100,000 and $325,000 during the three months ended June 30, 1996 and 1995 and $1,324,000 and $549,000 during the six months ended June 30, 1996 and 1995, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding periods.

    As reported in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, at December 31, 1995, the total estimated contract revenues and costs at completion for two international contracts included claims revenue, which equalled estimated future costs, of $1,200,000. During the three months and six months ended June 30, 1996, the Company has received contract modifications of $0 and $964,000, respectively, relating to these claims. The Company has valid claims for the remaining $236,000 of contract revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the periods presented expressed as a percentage of revenues.

                                                               THREE MONTHS    THREE MONTHS    SIX MONTHS    SIX MONTHS
                                                                  ENDED            ENDED         ENDED         ENDED
                                                                 JUNE 30,        JUNE 30,       JUNE 30,      JUNE 30,
                                                                   1996            1995           1996          1995
                                                                ----------      ----------     ----------    ----------
            Contract revenue  . . . . . . . . . . . . . . . .      100.0%           100.0%        100.0%        100.0%
            Cost of revenue . . . . . . . . . . . . . . . . .       68.4             68.9          67.3          69.5
                                                                  ------           ------        ------        ------
                        Gross profit  . . . . . . . . . . . .       31.6             31.1          32.7          30.5

            Operating expenses:
                  Selling, general and administrative . . . .       22.9             22.4          23.6          22.0
                  Depreciation and amortization . . . . . . .        2.0              2.2           2.0           2.4
                  Business combination costs  . . . . . . . .        4.2              0.0           2.3           0.0
                                                                  ------           ------        ------         -----
                  Total operating expenses  . . . . . . . . .       29.1             24.6          27.9          24.4
                                                                  ------           ------        ------         -----
                        Operating income  . . . . . . . . . .        2.5              6.5           4.8           6.1
            Interest expense  . . . . . . . . . . . . . . . .        0.4              1.3           0.5           1.3
            Other income  . . . . . . . . . . . . . . . . . .       (0.4)             0.4          (0.6)          0.1
                                                                  ------           ------        ------         -----
                        Income before income taxes  . . . . .        2.5              4.8           4.9           4.7
            Provision for income taxes  . . . . . . . . . . .        0.9              1.5           1.7           1.6
                                                                  ------           ------        ------         -----
                        Net income  . . . . . . . . . . . . .        1.6%             3.3%          3.2%          3.1%
                                                                  ======           ======        ======         =====

- -------------------------------

  Revenues.      Revenues for the three and six months ended June 30, 1996
increased to $26.2 million and $48.5 million, respectively, from $24.8 million and $45.9 million in the three and six months ended June 30, 1995, respectively. This increase resulted primarily from significant growth achieved by Erudite Software. Revenue contributions from Erudite Software for the three and six months ended June 30, 1996 amounted to $5.8 million and $9.6 million, respectively, an increase of 194% and 133% over the comparable periods in 1995. The above increase in revenues was partially offset by decreased revenues from sales of Supervisory Control and Data Acquisition (SCADA) Systems.

  Gross Profit.      Gross profit increased to $8.3 million, a gross margin of
31.6%, in the three months ended June 30, 1996 from $7.7 million, a gross margin of 31.1%, in the corresponding period of 1995. Gross profit increased to $15.9 million, a gross margin of 32.7%, in the six months ended June 30, 1996 from $14.0 million, a gross margin of 30.5%, in the corresponding period of 1995. This increase in gross profit is primarily attributable to higher margins on contracts and continued cost control initiatives.

  Selling, General and Administrative Expenses.      Selling, general and
administrative expenses increased to $6.0 million, or 22.9% of revenues, during the three months ended June 30, 1996 from $5.6 million, or 22.4% of revenues, during the corresponding period in 1995. Selling, general and administrative expenses increased to $11.5 million, or 23.6% of revenues, during the six months ended June 30, 1996 from $10.1 million, or 22.0% of revenues, during the corresponding period in 1995. The increase in selling, general and administrative expenses is primarily attributable to increased sales force, bid and proposal activities, and business expansion efforts.

Gross research and product development expenditures were $1.1 million and $1.2 million during the three months ended June 30, 1996 and 1995, respectively, and $2.7 million and $2.1 million during the six months ended June 30, 1996 and 1995, respectively. Capitalized software development costs totaled $697,000 and $0, during the quarters ended June 30, 1996 and 1995 and $2.0 million and $0 during the six months ended June 30, 1996 and 1995, respectively. Net research and development costs expensed and included within selling, general and administrative expenses were $429,000 and $1.2 million during the quarters ended June 30, 1996 and 1995, respectively and $680,000 and $2.1 million during the six months ended June 30, 1996 and 1995, respectively. The Company continued investing in its FlexBatch recipe and process management system, conversion of SCADA System to Windows NT platform and productization of SimSuite software tools.

  Depreciation and Amortization.      Depreciation expense amounted to $465,000
and $361,000 during the three months ended June 30, 1996 and 1995, respectively. Depreciation expense amounted to $901,000 and $707,000 during the six months ended June 30, 1996 and 1995, respectively. This increase was attributable to higher levels of capital expenditure in 1995.

Amortization of goodwill and intangibles was $46,000 and $192,000 during the three months ended June 30, 1996 and 1995, respectively, and $89,000 and $377,000 during the six months ended June 30, 1996 and 1995, respectively. This decrease was attributable to the significant reduction in goodwill and other intangible assets at December 31, 1995, as fully discussed in Note 8 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Business Combination Costs.      Business combination costs related to the
acquisition of Erudite Software, which consist primarily of investment bank fees, legal and accounting expenses, and compensation expense for the shares issued to employees by the owners of Erudite Software pursuant to Stock Transfer Agreements, amounted to approximately $1.1 million and have been charged to operating expenses in the second quarter of 1996.

  Operating Income.      Operating income amounted to $668,000 and $2.3 million
during the three and six months ended June 30, 1996, after deducting $1.1 million of business combination costs incurred in the second quarter of 1996 in connection with the acquisition of Erudite Software. Excluding this non-recurring cost, operating income increased to $1.8 million, or 6.7% of revenues, during the three months ended June 30, 1996 from $1.6 million, or 6.5% of revenues, during the corresponding period of last year. During the six months ended June 30, 1996, excluding the non-recurring acquisition costs, operating income increased to $3.4 million, or 7.1% of revenues, from $2.8 million, or 6.1% of revenues during the corresponding period of 1995. This increase in operating income is attributable to higher margins on contracts, continued cost control initiatives, and lower net research and development expenses, which were partially offset by higher expenses relating to sales and marketing efforts and business expansion activities.

  Interest Expense.     Interest expense decreased to $115,000 and $254,000
during the three and six months ended June 30, 1996, respectively, from $315,000 and $607,000 during the three and six months ended June 30, 1995, respectively. This decrease is attributable primarily to the repayment of a five-year promissory note in August 1995 to finance the Process Solutions acquisition and temporary pay-down of the working capital bank lines with the initial public offering proceeds.

  Other Expenses/(Income).      Other income increased to $103,000 and $277,000
during the three and six months ended June 30, 1996, respectively, from an expense of $95,000 and $38,000 during the corresponding periods in 1995 primarily due to interest income from short-term investments of excess cash in 1996. During the corresponding periods in 1995, other expenses included a provision against a non-operating asset.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1996, the Company's operations used approximately $3.0 million in operating activities primarily attributable to a reduction in customer advance payments and pay-down on accounts payable and approximately $2.9 million in capital expenditures for computer equipment and software development. In 1995, net cash flow from operations was approximately $3.2 million and capital expenditures totaled $611,000 during the first six months. At June 30, 1996, the Company's cash and cash equivalents totaled approximately $2.8 million as compared with $9.0 million at December 31, 1995.

The Company continues to maintain its lines of credit amounting to $14.0 million with CoreStates Bank of which $9.1 million was available for borrowings at June 30, 1996. There were no borrowings under these lines of credit at June 30, 1996, and letters of credit issued in the ordinary course of business amounted to $1.4 million. The Company is currently in the process of renewing the lines of credit - see Note 6 of Notes to Condensed Consolidated Financial Statements.

PART II - OTHER INFORMATION



Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Stockholders was held on May 14, 1996. At the meeting the following actions were taken:

                                                                                         Votes       Broker
              Proposal                                For       Against     Abstain     Withheld   Non-Votes
              --------                                ---       -------     -------     --------   ---------
           1) Election of Directors
                Rolf M.G. Falkenberg               4,021,428       -           -         1,000         -
                Sheldon L. Glashow                 4,021,428       -           -         1,000         -
                Lars-Goran Mejvik                  4,021,428       -           -         1,000         -

           2) Amendment to Company's 1995
              Long Term Incentive Plan             3,146,893     860,725     1,700         -        13,100

           3) Ratification of Coopers & Lybrand
              L.L.P. as Independent Auditors       4,019,428       1,800     1,200         -           -


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibit Index

                  Exhibit 11.1 Statement Regarding Computation of Earnings per Share

           (b)    Reports on Form 8-K

           The Company filed reports on Form 8-K (June 5, 1996) and Form 8-K/A (June 13, 1996) with regards to acquisition of Erudite Software & Consulting, Inc. and the following financial statements were filed in the report:

           (a)  Financial Statements of Erudite Software

              Report of Independent Accountants

              Balance Sheets as of December 31, 1995 and 1994

              Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993

              Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31, 1995, 1994 and 1993

              Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

              Notes to Financial Statements

              Unaudited Balance Sheets as of March 31, 1996 and 1995

              Unaudited Statements of Operations for the Three Months Ended March 31, 1996 and 1995

              Unaudited Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995

              Notes to Unaudited Interim Financial Statements

           (b)  Unaudited Pro Forma Combined Financial Information

              Unaudited Pro Forma Combined Balance Sheet as of March 31, 1996

              Unaudited Pro Forma Combined Statements of Operations for the Three Months Ended March 31, 1996 and 1995 and the Years Ended December 31, 1995, 1994 and 1993

              Notes to Unaudited Pro Forma Combined Financial Statements

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  August 9, 1996                   GSE SYSTEMS, INC.


                                       /s/ William E. Kuhlmann
                                -------------------------------------
                                          William E. Kuhlmann
                                Chairman and Chief Executive Officer

                                          /s/ Dev Ganesan
                                -------------------------------------
                                             Dev Ganesan
                                Vice President - Finance and Accounting