Form 10-Q
period 1996-09-30
GSE SYSTEMS INC
filed 1996-11-14
CIK 944480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1996.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from
        _______________ to ______________________.


 Commission File Number:                 0-26494
                         --------------------------------

                               GSE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                           52-1868008
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

As of November 13, 1996, there were 5,065,688 shares of the Registrant's common stock (par value $.01 per share) outstanding.

                               GSE SYSTEMS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX


                                                                                                       PAGE
PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements:

                    Consolidated Balance Sheets as of September 30, 1996
                    and December 31, 1995                                                                 3

                    Consolidated Statements of Operations for the Three and
                    Nine Months Ended September 30, 1996 and 1995                                         4

                    Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 1996 and 1995                                                     5

                    Notes to Condensed Consolidated Financial Statements                                  6

Item 2.             Management's Discussion and Analysis of Results of Operations
                    and Financial Condition                                                              10


PART II.            OTHER INFORMATION                                                                    13

Item 6.             Exhibit and Reports on Form 8-K                                                      13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                 ASSETS
                                                                         SEPTEMBER 30,           DECEMBER 31,
                                                                             1996                    1995
                                                                       ----------------        ---------------
Current assets:
   Cash and cash equivalents  ....................................     $        2,307          $      9,016
   Contract receivables  .........................................             25,906                29,508
   Inventories  ..................................................              2,952                 2,293
   Prepaid expenses and other current assets  ....................              2,914                 2,889
   Deferred income taxes  ........................................                616                   472
                                                                       --------------          ------------

      Total current assets  ......................................             34,695                44,178
Property and equipment, net ......................................              4,738                 4,115
Software development costs, net  .................................              4,149                 1,921
Goodwill and other intangible assets, net  .......................              2,213                 2,348
Deferred income taxes  ...........................................              1,760                 1,856
Other assets  ....................................................                234                   270
                                                                       --------------          ------------

      Total assets  ..............................................     $       47,789          $     54,688
                                                                       ==============          ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable  .............................................     $        6,979          $      7,560
   Accrued expenses  .............................................              3,589                 4,435
   Notes payable to banks ........................................                  -                   212
   Notes payable to related parties ..............................                  -                   190
   Obligations under capital lease  ..............................                 79                   103
   Billings in excess of revenues earned  ........................              5,503                10,609
   Accrued contract reserve  .....................................                188                   641
   Accrued warranty reserve  .....................................              1,925                 2,119
   Other current liabilities  ....................................              1,267                 1,061
   Income taxes payable  .........................................              2,073                 1,171
                                                                       --------------          ------------

      Total current Liabilities  .................................             21,603                28,101

Notes payable to related parties .................................                206                   216
Obligations under capital lease  .................................                247                   227
Billings in excess of revenues earned  ...........................                736                 2,485
Accrued contract and warranty reserves  ..........................              1,111                 1,495
Accrued facility costs  ..........................................                  -                 1,103
Other liabilities  ...............................................                518                   529
                                                                       --------------          ------------

      Total liabilities  .........................................             24,421                34,156
                                                                       --------------          ------------
Stockholders' equity:
   Common stock $.01 par value, 8,000,000 shares authorized,
       5,065,688 shares issued and outstanding  ..................                 50                    50
   Additional paid-in capital  ...................................             21,288                21,113
   Retained earnings (deficit) - at formation  ...................             (5,112)               (5,112)
   Retained earnings - since formation  ..........................              7,012                 4,329
   Pension liability adjustment  .................................                  -                  (102)
   Cumulative translation adjustment  ............................                130                   254
                                                                       --------------          ------------

      Total stockholders' equity  ................................             23,368                20,532
                                                                       --------------          ------------

      Total liabilities & stockholders' equity  ..................     $       47,789          $     54,688
                                                                       ==============          ============

 The accompanying notes are an integral part of these condensed consolidated financial statements

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                  THREE MONTHS   THREE MONTHS   NINE MONTHS  NINE MONTHS
                                                     ENDED          ENDED          ENDED        ENDED
                                                    SEPT 30,       SEPT 30,       SEPT 30,     SEPT 30,
                                                      1996           1995           1996         1995
                                                      ----           ----           ----         ----
Contract revenue..........................        $  23,500      $  24,149      $  71,971     $  70,081
Cost of revenue...........................           15,874         16,179         48,471        48,091
                                                  ---------      ---------      ---------     ---------

      Gross profit........................            7,626          7,970         23,500        21,990

Operating expenses:
   Selling, general and administrative....            5,188          5,491         16,638        15,622
   Depreciation and amortization..........              571            571          1,561         1,655
   Business combination costs.............                -              -          1,105             -
                                                  ---------      ---------      ---------     ---------

   Total operating expenses...............            5,759          6,062         19,304        17,277
                                                  ---------      ---------      ---------     ---------
      Operating income....................            1,867          1,908          4,196         4,713
Interest expense..........................               92            178            346           785
Other expense (income)....................                2           (216)          (275)         (178)
                                                  ---------      ---------      ---------     ---------

      Income before income taxes..........            1,773          1,946          4,125         4,106
Provision for income taxes................              607            747          1,442         1,479
                                                  ---------      ---------      ---------     ---------

      Net income..........................        $   1,166      $   1,199      $   2,683     $   2,627
                                                  =========      =========      =========     =========

Earnings per common share.................        $    0.23      $    0.27      $    0.53     $    0.70
                                                  =========      =========      =========     =========

Weighted average common shares outstanding        5,066,000      4,470,000      5,077,000     3,727,000
                                                  =========      =========      =========     =========


 The accompanying notes are an integral part of these condensed consolidated financial statements

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                      NINE MONTHS   NINE MONTHS
                                                                                                        ENDED         ENDED
                                                                                                       SEPT. 30,     SEPT. 30,
                                                                                                         1996          1995
                                                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................................................            $  2,683       $ 2,627
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization..........................................................               2,042         2,008
    Accrued facility costs ................................................................              (1,103)            -
    Non-cash stock compensation ...........................................................                 175             -
    Deferred income taxes .................................................................                 (48)          558
    Changes in assets and liabilities:
       Contract receivables ...............................................................               3,602           (77)
       Inventories ........................................................................                (659)          232
       Prepaid expenses and other current assets ..........................................                 (25)       (1,292)
       Other assets .......................................................................                  36             2
       Accounts payable and accrued expenses ..............................................              (1,428)           27
       Billings in excess of revenue earned ...............................................              (6,855)          385
       Accrued contract and warranty reserves .............................................              (1,031)       (2,029)
       Other current liabilities ..........................................................                 206           379
       Income taxes payable................................................................                 902           307
       Other liabilities ..................................................................                  91          (453)
                                                                                                       --------       -------
Net cash (used in) provided by operating activities .......................................              (1,412)        2,674
                                                                                                       --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ..................................................................              (2,039)         (816)
    Capitalization of software development costs ..........................................              (2,719)         (721)
    Purchase of short-term investments.....................................................                   -        (3,225)
                                                                                                       --------       -------
Net cash used in investing activities .....................................................              (4,758)       (4,762)
                                                                                                       --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment under lines of credit with bank .............................................                (163)       (4,236)
    Repayment to Vattenfall................................................................                   -        (1,412)
    Repayments under capital lease obligations ............................................                 (56)          (51)
    Principal payments under term-note ....................................................                   -        (7,519)
    (Decrease) increase in notes payable to related parties  ..............................                (196)          196
    Payments to shareholder at formation ..................................................                   -           (64)
    Net proceeds from sale of common stock.................................................                   -        21,204
    Redemption of preferred stock .........................................................                   -        (2,400)
    Net repayment of amounts due from stockholders ........................................                   -         2,452
                                                                                                       --------       -------
Net cash (used in) provided by financing activities .......................................                (415)        8,170
Effect of exchange rate changes on cash ...................................................                (124)           41
                                                                                                       --------       -------
Net (decrease) increase in cash and cash equivalents ......................................              (6,709)        6,123
Cash and cash equivalents at beginning of period ..........................................               9,016         4,352
                                                                                                       --------       -------
Cash and cash equivalents at end of period ................................................            $  2,307       $10,475
                                                                                                       ========       =======
Supplemental information:
    Interest paid .........................................................................            $    248       $   576
                                                                                                       ========       =======
    Income taxes paid .....................................................................            $    607       $   630
                                                                                                       ========       =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)



 1.    BASIS OF PRESENTATION


       The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1995 filed with Securities and Exchange Commission on March 22, 1996. The results of operations for the period ended September 30, 1996 are not necessarily indicative of what the operating results for the full year will be.


 2.    POOLING OF INTERESTS


       On May 22, 1996, the Company acquired all of the outstanding shares of capital stock of Erudite Software & Consulting, Inc. ("Erudite Software"), a leading supplier of cost-effective client/server technology providing consulting services, custom applications, software development, training services, and hardware-software sales. Erudite Software is headquartered in Salt Lake City, Utah, with a primary development facility in Provo, Utah, and has approximately 150 employees.

       This acquisition was accomplished through a merger of Erudite Software into a wholly owned subsidiary of the Company in which approximately 840,700 shares of the Company's Common Stock were exchanged for all outstanding shares of capital stock of Erudite Software. The acquisition has been accounted for under the pooling-of-interests method of accounting.

       The accompanying consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of Erudite Software on May 22, 1996. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Erudite Software.

       Costs related to the acquisition, which consist primarily of investment bank fees, legal and accounting expenses, and compensation expense for the shares issued to employees by the owners of Erudite Software pursuant to Stock Transfer Agreements, amounted to approximately $1,105,000 and were charged to operating expenses in the second quarter of 1996.


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


   4.  INVENTORIES


       Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. As a result of inventory turnover and consumption of life time buy inventory items, the reserve for slow moving or obsolete items was reduced by $507,000 for the three month period ending September 30, 1996.

       Inventories, net, consist of the following at:

                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                       1996                  1995
                                                                  -------------        ---------------
                                                                            (IN THOUSANDS)
       Raw materials . . . . . . . . . . . . . . . . . . . .         $ 1,916               $ 1,524
       Service parts . . . . . . . . . . . . . . . . . . . .           1,036                   769
                                                                      ------                ------
                  Total  . . . . . . . . . . . . . . . . . .         $ 2,952               $ 2,293
                                                                      ======                ======


 5.    SOFTWARE DEVELOPMENT COSTS


       In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenues and is provided at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. The amount of software development costs capitalized was $723,000, and $721,000 in the three months ended September 30, 1996 and 1995, respectively, and $2,719,000 and $721,000 in the nine months ended September 30, 1996 and 1995, respectively. Total amortization expense charged to operations was $166,000 and $118,000 in the three month periods ended September 30, 1996 and 1995, respectively, and $481,000 and $353,000 in the nine months ended September 30, 1996 and 1995, respectively.


 6.    FINANCING ARRANGEMENTS


       The Company maintains, through it subsidiaries, two lines of credit that provide for borrowings up to $14.0 million to support foreign letters of credit, margin requirements on foreign exchange contracts and working capital needs. The lines of credit expire January 1, 1998, subject to earlier termination upon the expiration of the EXIM Bank guaranty (currently effective through January 31, 1997). The Company is currently in the process of renewing the EXIM Bank guaranty through July 1, 1997.

       At September 30, 1996, there were no borrowings under the lines of credit, and letters of credit issued in the ordinary course of business amounted to approximately $1,709,000.


   7.  CONTRACT RECEIVABLES


       The components of contract receivables are as follows (in thousands):

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                              1996            1995
                                                                        ---------------   ------------
Billed receivables  . . . . . . . . . . . . . . . . . . . . . . . . .     $ 16,242          $ 18,804
Recoverable costs and accrued profit not billed . . . . . . . . . . .       10,016            11,643
Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . .         (352)             (939)
                                                                            ------           -------
Total contract receivables  . . . . . . . . . . . . . . . . . . . . .     $ 25,906          $ 29,508
                                                                            ======           =======


       Recoverable costs and accrued profit not billed represent costs incurred and profit accrued on contracts that will become billable upon future milestones or completion of contracts.

       Revenue under long-term, fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first become known. The effect of changes in estimates of contract profits was to increase gross profit by $423,000 and $213,000 during the three months ended September 30, 1996 and 1995 and $2,161,000 and $762,000 during the nine months ended September 30, 1996 and 1995, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding periods.

       As reported in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, at December 31, 1995, the total estimated contract revenues and costs at completion for two international contracts included claims revenue, which equaled estimated future costs, of $1,200,000. During the three months ended September 30, 1996 additional claims revenue and costs for one of these international contracts increased by $424,000. During the three months and nine months ended September 30, 1996, the Company has received contract modifications of $0 and $964,000, respectively, relating to these claims. The Company has valid claims for the remaining $660,000 of contract revenues.


8.     ACCRUED FACILITY COSTS


       In connection with the purchase accounting for ManTech International's acquisition of S3 Technologies in August of 1993, an idle facility accrual was set up for $1,455,000 related to excess space in the Columbia, Maryland facility. In August 1996, the Company decided to consolidate the Hunt Valley, Maryland facilities with the Columbia facility and, the prior excess space will be fully utilized before year end. Accordingly the remaining $1,103,000 accrual for excess facilities has been credited against selling, general and administrative expenses in the three month period ending September 30, 1996.



9.     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE


       Included in selling, general and administrative expenses for the three month and nine month periods ending September 30, 1996 is a one-time charge for severance and other employee obligations of $325,000 as a result of eliminating certain duplicate functions following the recent realignment into strategic business units, and the Company's acquisition of GSE Erudite Software.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


The following table sets forth the results of operations for the periods presented expressed as a percentage of revenues.


                                          THREE MONTHS   THREE MONTHS    NINE MONTHS    NINE MONTHS
                                             ENDED          ENDED           ENDED          ENDED
                                            SEPT 30,       SEPT 30,        SEPT 30,       SEPT 30,
                                              1996           1995            1996           1995
                                              ----           ----            ----           ----
Contract revenue..........................   100.0%         100.0%          100.0%         100.0%
Cost of revenue...........................    67.5           67.0            67.3           68.6
                                            ------         ------          ------         ------
           Gross profit...................    32.5           33.0            32.7           31.4
Operating expenses:
    Selling, general and administrative...    22.1           22.7            23.1           22.3
    Depreciation and amortization.........     2.4            2.4             2.2            2.4
    Business combination costs............     0.0            0.0             1.5            0.0
                                            ------         ------          ------         ------
    Total operating expenses..............    24.5           25.1            26.8           24.7
           Operating income...............     8.0            7.9             5.9            6.7
Interest expense..........................     0.4            0.7             0.5            1.1
Other income..............................     0.0           -0.9            -0.4           -0.3
                                            ------         ------          ------         ------
           Income before income taxes.....     7.6            8.1             5.8            5.9
Provision for income taxes................     2.6            3.1             2.0            2.1
                                            ------         -------         -------        -------
           Net income.....................     5.0%           5.0%            3.8%           3.8%
                                            =======        =======         =======        =======


----------------------

Revenues. Revenues for the three months ended September 30, 1996 decreased to $23.5 million from $24.1 million in the three months ended September 30, 1995. Revenues for the nine months ended September 30, 1996 increased to $71.9 million from $70.0 million in the nine months ended September 30, 1995. The decrease in revenues during the quarter is a result of a reduction in simulation project revenues by $2.7 million, due in part to delays in new awards and a stoppage on a large Eastern European project due to lack of customer funding. As previously reported in the Company's Annual Report Form 10-K filed with the SEC, the Company is becoming less dependent on high-priced application systems, such as full scope nuclear power plant simulators, and is moving towards high fidelity application development tools, as well as upgrades and modification services. Partially offsetting the lower simulation revenues was a $2.2 million, or 72%, increase in revenue from GSE Erudite Software's client/server related projects. The increase in revenues for the nine months ending September 30, 1996 is primarily the result of significant growth achieved by the client/server business, which increased revenues by $7.6 million or 108%, over the comparable period in 1995. This increase was partially offset by lower revenues from the simulation and Supervisory Control and Data Acquisiton (SCADA) business.


  Gross Profit. Gross profit decreased to $7.6 million, a gross margin of 32.5%, in the three months ended September 30, 1996 from $7.9 million, a gross margin of 33%, in the corresponding period of 1995. Gross profit increased to $23.5 million, a gross margin of 32.7%, in the nine months ended September 30, 1996 from $21.9 million, a gross margin of 31.4%, in the corresponding period of 1995. The decreased gross margin for the quarter is primarily attributable to lower volume of revenue.

The increased gross margin for the nine month period is primarily attributable to higher margins on contracts and continued cost control initiatives.


       Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $5.2 million, or 22.1% of revenues, during the three months ended September 30, 1996 from $5.5 million, or 22.7% of revenues, during the corresponding period in 1995. Selling, general and administrative expenses increased to $16.6 million, or 23.1% of revenues, during the nine months ended September 30, 1996 from $15.6 million, or 22.3% of revenues, during the corresponding period in 1995. The decrease in selling, general and administrative expenses for the quarter is attributable to a $1.0 million adjustment in connection with consolidation of duplicate facilities (see Note 8 to the Condensed Consolidated Financial Statements). This credit was partially off-set by a one-time charge for severance and employee related obligations of $325,000. Excluding these specific items, selling, general and administrative expenses would have been $5.8 million or 24.9% of revenue, during the three months ended September 30, 1996. The increase in selling, general and administrative expenses for the nine month period is primarily attributable to increased sales force, bid and proposal activities, and business expansion efforts. These expenses were offset, in part, by a significant decrease in net research and development expenses as discussed below and the facility adjustment discussed above.

Gross research and product development expenditures were $1.3 million for both the three months ended September 30, 1996 and 1995, and $3.9 million and $3.4 million during the nine months ended September 30, 1996 and 1995, respectively. Capitalized software development costs totaled $723,000 and $721,000, during the quarters ended September 30, 1996 and 1995 and $2.7 million and $721,000 during the nine months ended September 30, 1996 and 1995, respectively. Net research and development costs expensed and included within selling, general and administrative expenses were $651,000 and $603,000 during the quarters ended September 30, 1996 and 1995, respectively and $1.2 million and $2.7 million during the nine months ended September 30, 1996 and 1995, respectively. The Company continued investing in its FlexBatch recipe and process management system, conversion of SCADA System to Windows NT platform and productization of SimSuite software tools.


  Depreciation and Amortization.   Depreciation expense amounted to $532,000
and $383,000 during the three months ended September 30, 1996 and 1995, respectively. Depreciation expense amounted to $1.4 million and $1.1 million during the nine months ended September 30, 1996 and 1995, respectively. This increase was attributable to higher levels of capital expenditure in 1995 and during 1996.


Amortization of goodwill and intangibles was $38,000 and $187,000 during the three months ended September 30, 1996 and 1995, respectively, and $122,000 and $565,000 during the nine months ended September 30, 1996 and 1995, respectively. This decrease was attributable to the significant reduction in goodwill and other intangible assets at December 31, 1995, as fully discussed in Note 8 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Business Combination Costs. Business combination costs related to the acquisition of Erudite Software, which consist primarily of investment bank fees, legal and accounting expenses, and compensation expense for the shares issued to employees by the owners of Erudite Software pursuant to Stock Transfer Agreements, amounted to approximately $1.1 million and were charged to operating expenses in the second quarter of 1996.


  Operating Income. Operating income amounted to $1.8 million and $1.9 million during the three month periods ended September 30, 1996 and 1995, respectively, and $4.1 million after deducting $1.1 million of business combination costs and $ 4.7 million during the nine months ended September 30, 1996 and 1995, respectively. During the nine months ended September 30, 1996, excluding the non-recurring acquisition costs, operating income increased to $5.3 million, or 7.4% of revenues, from $4.7 million, or 6.7% of revenues during the corresponding period of 1995. The decrease in operating income for the quarter is primarily due to lower volume of revenues in the simulation business due to the Company's decision to stop work on an Eastern European contract, due to lack of customer funding, which was partially offset by the facility adjustment. The increase in operating income for the nine month period is attributable to higher margins on contracts, continued cost control initiatives, lower net research and development expenses and one-time facility adjustment, which were partially offset by higher expenses relating to sales and marketing efforts and business expansion activities.


  Interest Expense. Interest expense decreased to $92,000 and $346,000 during the three and nine months ended September 30, 1996, respectively, from $178,000 and $785,000 during the three and nine months ended September 30, 1995, respectively. This decrease is attributable primarily to the repayment in August 1995 of a five year promissory note to finance the Process Solutions acquisition and temporary pay-down of the working capital bank lines with the initial public offering (IPO) proceeds.


  Other Expenses. Other expense amounted to $2,000 during the three month period ending September 30, 1996. During the corresponding period of 1995 $216,000 interest income was earned from short-term investments of cash proceeds from the IPO. During the nine months ended September 30, 1996 and 1995, other income amounted to $275,000 and $178,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES


During the nine months ended September 30, 1996, the Company's operations used approximately $1.4 million in operating activities primarily attributable to reduction in customer advance payments and the pay-down on accounts payable. The Company also used $4.7 million in capital expenditures for computer equipment, a financial software system, and software development activities. In 1995, net cash flow from operations was approximately $2.7 million and capital expenditures totaled $1.5 million during the first nine months. At September 30, 1996, the Company's cash and cash equivalents totaled approximately $2.3 million as compared with $10.4 million at September 30, 1995.


The Company continues to maintain its lines of credit amounting to $14.0 million with CoreStates Bank of which $8.4 million was available for borrowings at September 30, 1996. There were no borrowings under these lines of credit at September 30, 1996, and letters of credit issued in the ordinary course of business amounted to $1.7 million. The Company is currently in the process of renewing the lines of credit - see Note 6 of Notes to Condensed Consolidated Financial Statements.

PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibit Index

                Exhibit 11.1   Statement Regarding Computation of Earnings per
                Share


          (b)   Reports on Form 8-K

                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 14, 1996                     GSE SYSTEMS, INC.


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