Form 10-K
period 1996-12-31
GSE SYSTEMS INC
filed 1997-03-31
CIK 944480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
           [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                         Commission File Number 0-26494

                                GSE SYSTEMS, INC.
            ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                 52-1868008
-------------------------                          ---------------------------------------
 (State of incorporation)                          (I.R.S. Employer Identification Number)

8930 STANFORD BOULEVARD, COLUMBIA, MARYLAND                                 21045
-------------------------------------------                              -----------
  (Address of principal executive offices)                                (Zip Code)

       Registrant's telephone number, including area code: (410) 312-3700

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value
                             (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates as of March 7, 1997 was $18,881,330 based on closing price of such stock on that date.

     Number of shares of Common Stock outstanding as of March 7, 1997:
5,065,688.

     DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed for its 1997 annual meeting of shareholders.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      For the Year Ended December 31, 1996

                               TABLE OF CONTENTS

PART I                                                                                                       Page
                                                                                                             ----
Item 1.           Business..............................................................................       3
Item 2.           Properties............................................................................      10
Item 3.           Legal Proceedings.....................................................................      10
Item 4.           Submission Matters to a Vote of Security Holders......................................      10

PART II
Item 5.           Market for the Registrant's Common Equity and Related
                      Stockholder Matters...............................................................      11
Item 6.           Selected Financial Data...............................................................      12
Item 7.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................................      14
Item 8.           Financial Statements and Supplementary Data...........................................      22
Item 9.           Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............................................      23

PART III
Item 10.          Directors and Executive Officers of the Company.......................................      24
Item 11.          Executive Compensation................................................................      24
Item 12.          Security Ownership of Certain Beneficial Owners
                      and Management....................................................................      24
Item 13.          Certain Relationships and Related Transactions........................................      24

PART IV
Item 14.          Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K...............................................................      25
SIGNATURES..............................................................................................      26

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                     PART I


ITEM 1.  BUSINESS.


     GSE Systems, Inc. ("GSE Systems" or the "Company") designs, develops and delivers business and technology solutions by applying process control, data acquisition, simulation, client/server, and business software, systems and services to energy, process, and manufacturing industries worldwide. The Company develops and utilizes high fidelity real-time process control, data acquisition, and business software, along with third party "best of breed" products, to gather, store and display information, and monitor and control manufacturing and distribution processes. GSE Systems applies open systems client/server hardware, "best of breed" software, supply chain logistics expertise and a rapid application software methodology to solve clients' business organization and information needs. The Company utilizes its proprietary high fidelity real-time simulation products to replicate all or a portion of the process function of a power or industrial plant. GSE Systems utilizes its technologies and applications expertise to provide cost effective, easy to use software and systems for enterprise-wide industrial business solutions, thereby assisting its customers in improving product quality and throughput, reducing operating expenses, and enhancing overall productivity.

     The Company's products are used in over 700 applications, representing over 250 customers in 30 countries, in the following industries: specialty chemical, food & beverage, petroleum refining, oil & gas pipelines, pharmaceutical, fossil and nuclear power generation, metals and water treatment. GSE Systems' customers include, among others, Algonquin Gas Transmission Company, Alyeska Pipeline Service Company, Archer Daniels Midland Company, BASF Corporation, Cargill Incorporated, Exxon Company USA, Kraftwerks Simulator Gesellschaft (Germany), Merck and Company, MEDICODE, Miller Brewing Company, Novell, PECO Energy, Tokyo Electric Power Company (Japan) and USX-US Steel Group. The Company has over 20 years of experience in developing systems and has a unique insight into the needs of its customers in the energy, process and manufacturing industries which is reflected in its wide range of quality products, as well as its commitment to customer service.


     Recent Developments.

     Acquisition of Erudite Software & Consulting, Inc. On May 22, 1996, the Company acquired all of the outstanding shares of capital stock of Erudite Software & Consulting, Inc. now doing business as GSE Erudite Software, Inc. ("Erudite Software"), a leading provider of cost-effective client/server solutions through providing custom application software development, training services, hardware-software product sales and network design and implementation services.

     Erudite Software is headquartered in Salt Lake City, Utah, with a primary development facility in Provo, Utah, and has approximately 160 employees. This acquisition was accomplished through a merger of Erudite

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

Software & Consulting, Inc. into a wholly owned subsidiary of the Company. Approximately 840,700 shares of the Company's Common Stock were exchanged for all outstanding shares of capital stock of Erudite Software. The acquisition has been accounted for using the pooling-of-interests method of accounting.

     The accompanying consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of Erudite Software on May 22, 1996. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Erudite Software.

     Costs related to the acquisition, which consist primarily of investment banking fees, legal and accounting expenses, and compensation expense for the shares issued to employees by the owners of Erudite Software pursuant to stock transfer agreements, amounted to approximately $1.2 million and have been charged to operating expenses in the second and fourth quarters of 1996.


     Background.

     GSE Systems was formed on April 13, 1994 by ManTech International Corporation ("ManTech"), National Patent Development Corporation ("NPDC") and its affiliates, General Physics Corporation ("GPC") and GPS Technologies, Inc. ("GPS"); and Vattenfall AB ("Vattenfall") to consolidate the simulation and related businesses of their affiliates, GSE Power Systems, Inc. ("Power Systems" and formerly known as "Simulation, Systems & Services Technologies Company" or "S3 Technologies"), GP International Engineering & Simulation, Inc. ("GPI") and GSE Power Systems AB ("Power Systems AB" and formerly known as "EuroSim AB" or "EuroSim"). On December 30, 1994, GSE Systems expanded into the process control automation and supply chain management consulting industry through its acquisition of the process systems division of Texas Instruments Incorporated ("TI"), which the Company operates as GSE Process Solutions, Inc. ("Process Solutions").

     In April 1996, the Company aligned its operating groups into three strategic business units (SBU) to better serve its primary vertical markets - Power, Process Industries and Oil & Gas. The realignment allowed the Company to
focus on   providing all of its technologies to these markets, while addressing the specific needs of each market and delivering industry specific solutions.

     On May 22, 1996, the Company acquired all of the outstanding shares of capital stock of Erudite Software, a leading provider of cost-effective client/server technology through providing custom application software development, training services, hardware-software sales, and network design and implementation. Erudite Software was combined with a small consulting group to form the Company's Business Systems unit.

     Power Systems, GPI, Power Systems AB and Erudite Software are collectively referred to as the "Predecessors" with respect to all periods between January 1, 1992 and April 13, 1994.

     The efforts of the Company are focused on the energy and process manufacturing industries. These include the specialty chemical, food & beverage, petroleum refining, oil & gas, pharmaceutical, fossil and nuclear power generation, metals and water treatment industries. Other associated industries include environmental control and wastewater processing.

     During the 1980s, these industries applied multiple, discrete point solutions for the management, planning, execution and control of their businesses. Typical solutions included quality improvement, documentation management, supervisory and process control, work in process and maintenance management. The early 1990s brought about the integration of the total enterprise from business systems to the factory floor. The software layer

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996




used to connect business systems with the plant floor was termed a manufacturing execution system ("MES"). This integration utilized independent computing platforms, operating systems, interfaces and databases, and typically relied on proprietary hardware and software. In addition, enterprise resource planning ("ERP") systems emerged to address corporate planning, asset management, finance and accounting functions at the business level.

     The process manufacturing industries are now being driven by market forces to implement total business automation strategies. Competitive pressures now require lowest delivered cost, increased product innovation and quality, quicker time to market, shorter cycle times, as well as improved asset management, and production flexibility. Suppliers are looking to both increase their customer responsiveness and lower costs by using new computer systems technologies. The Company's client/server-based open systems, the reduction of computing hardware costs, and the proliferation of object-oriented software development technology facilitate this rapid technological evolution.

     BUSINESS STRATEGY

     Today's buyers of industrial computer and automation systems are being driven by several converging forces. First, the systems that they buy need to provide quicker and more demonstrable benefits. These benefits range from optimization of the production process to automation of customer fulfillment systems. Second, low-cost computer hardware and software technology are now making it possible for industrial users to more quickly develop low cost custom solutions to meet their specific operating needs. Third, the proliferation of open systems technology is enabling firms to more quickly respond to the marketplace by communicating customer requirements across the entire enterprise. Fourth, these systems must be easy to implement and use since the industrial users of these systems have reduced their in-house capability to manage these systems. The process industries such as chemical, food, pharmaceutical, power and oil & gas, are developing their strategy for acquiring these types of systems around their need for total solutions that incorporate the plant system infrastructure, which often includes some type of distributed control system ("DCS"), a local and wide area network and some sort of business system.

     GSE Systems plans to utilize its current expertise in the industrial processes of the process industries, its detailed knowledge of the computer system infrastructure used and needed by these industries, its value added proprietary technology in the control system and simulation arenas and its ability to rapidly and cost effectively develop client/server solutions to provide cost-effective and easy to use systems that add near term value to their customers' operations. The Company's strategy is based on the need for its solutions to be based on a foundation of a fully developed set of services that include needs analysis, integration, implementation, maintenance, training, support, responsive field engineering, as well as consulting. These services must be located within reasonable reach of the customer, reasonably priced and managed to produce a quality product. The Company plans to continue to seek acquisitions of other companies that will expand its product and service offerings as well as its geographical reach. The Company believes that it must have strong solutions partners as well as strong technology partners in order for it to address the myriad of systems needs of its customers in the various geographical areas in which they do business.


     SERVICES AND PRODUCTS.

     GSE Systems has a wide range of knowledge of industrial systems and the industrial processes those systems are intended to help improve. This knowledge extends from the enterprise wide business systems such as ERP systems to the real time plant floor control systems. The Company's knowledge is concentrated heavily in the process industries, which include chemical, food, pharmaceutical, power and oil & gas. The Company's proprietary

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


products include a DCS system that is highly flexible and open and a family of real-time dynamic simulation tools. Currently the Company is moving its key technologies to the Microsoft Windows NT(R) operating environment. The service capabilities include, among other things, a very strong client/server solutions capability that uses a well defined and proven methodology designed to bring high quality results quickly.

     GSE Systems offers a number of proprietary control system products. Its DCS system is called D/3 DCS(TM). This system is a real-time system which uses multiple process control modules to monitor, measure, and automatically control variables in both continuous and complex batch processes. Other products include the following: FlexBatch(R), a flexible batch manufacturing system used to facilitate the rapid creation of various batch production processes; TotalVision(TM), which is a graphical system that provides a client/server-based human machine interface for real-time process and plant information; and SABL(TM), which is a sophisticated batch and sequential manufacturing software language that permits the scheduling and tracking of raw materials and finished products, data collection and emergency shutdown procedures.

     The Company's proprietary technology also includes real-time dynamic simulation tools and products that are used to develop high fidelity simulations for nuclear and fossil power plants, petroleum refineries, oil & gas pipelines, chemical processing plants and other industrial plants. This technology is both licensed by GSE Systems to its customers as well as used by the Company to develop simulations for its customers. The most prominent products and tools are known as SimSuite Pro(TM), SimSuite Pipeline(TM) and SimSuite Power(TM). Each of these tools facilitates design verification, process optimization and operator training.

     In addition to possessing the requisite training, field engineering, maintenance and support services, the Company believes it has a unique strength in its ability to cost effectively and quickly deliver high quality client/server solutions. This unique capability includes strong skills in both the client side of system development using the new rapid application development tools such as Visual Basic, Delphi, Powerbuilder and Oracle's Developer 2000, as well as the server side of the system, using Oracle, Microsoft's SQL Server and Sybase. The Company has a very strong network design, implementation and integration capability, as well as the ability to certify customers in the latest network technology. The Company's capabilities in this area also include internet and intranet solutions. One other particular strength is the Company's ability to provide supply chain consulting services that are designed to add near term value by reengineering the customer's business functions such as purchasing. The Company also has an ERP implementation group.

     The Company's ability to support its multi-facility, international and/or multinational clients, is facilitated by its network of offices throughout the U.S. and overseas. Within the U.S., the Company maintains offices in Columbia, Maryland, South Jordan and Provo, Utah, Phoenix, Arizona, Shelby, North Carolina, Augusta, Georgia, Baton Rouge, Louisiana, Houston, Texas, and Pittsburgh, Pennsylvania. Outside the U.S., the Company has offices in Nykoping, Sweden, Brussels, Belgium, Singapore, Taipei, Taiwan and Seoul, Korea. In addition to its offices located overseas, the Company's ability to conduct international business is enhanced by its multilingual and multicultural work force.


     CUSTOMERS.

     The Company has provided over 700 simulation, process control and data acquisition, and business systems to an installed base of over 250 customers worldwide. In 1996, approximately 50% of the Company's worldwide revenue was generated from customers outside the United States. No individual customer represented more than 10% of 1996 revenue.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


     STRATEGIC ALLIANCES.

     In recent years, a high portion of the Company's international simulation business has come from major contracts in Europe, the republics of the former Soviet Union and the Pacific Rim. In order to acquire and perform these contracts, the Company entered into strategic alliances or partnerships with entities including: Siemens AG (Europe), All Russian Research Institute for Nuclear Power Plant Operation (Russia), Kurchatov Institute (Russia), Samsung Electronics (Korea), Toyo Engineering Corporation (Japan), and Institute for Information Industry (Taiwan). These alliances have enabled the Company to penetrate work in these regions by combining its technological expertise with the regional or local presence and knowledge of its partners.

     In addition, the Company maintains strategic alliances with many major suppliers and business partners in support of its open systems and "best of breed" strategy. GSE Systems maintains key alliances with software and technology suppliers such as Microsoft, Borland, Sybase, Novell, Oracle and QAD, Inc. In addition, distribution agreements with Hewlett Packard, IBM and Hamilton Hallmark assure support for projects that require hardware as part of the scope of supply. The Company also maintains training and support certifications with many of its partners.


     SALES AND MARKETING.

     The Company markets its products and services through a network of direct sales staff, agents and representatives, systems integrators and strategic alliance partners. The Company also maintains an active marketing organization that supports corporate advertising, literature development and exhibit/conference participation.

     GSE Systems employs a direct sales force in the continental United States which is regionally based, market focused and trained on its product and service offerings. Market oriented business and customer development teams define and implement specific campaigns to pursue opportunities in the power, process, client/server solutions marketplaces. This effort is supported by an extensive, regionally based Life Cycle Support organization focused on the current customer installed base. The Company maintains its relationships with customers through offices located in Columbia, Maryland; South Jordan and Provo, Utah; Phoenix, Arizona; Shelby, North Carolina; Augusta, Georgia; Baton Rouge, Louisiana; Houston, Texas; and Pittsburgh, Pennsylvania.

     Internationally, GSE Systems maintains direct sales staff and customer support capability in Belgium, Sweden, Germany, Japan, Taiwan, Korea, and Singapore. Strategic alliance partners, systems integrators and agents represent the Company's interests in Russia, Germany, Switzerland, Spain, Czech Republic, Slovakia, United Arab Emirates, India, South Africa, Venezuela, Mexico, Argentina, and the Peoples Republic of China.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


     INDUSTRIES SERVED.

     The following chart illustrates the approximate percentage of the Company's 1996 revenues attributable to each of the major industries served by the Company:

         Power...................................................................... 45%
         Process.................................................................... 32%
         Other...................................................................... 23%


     CONTRACT BACKLOG.

        The Company is transitioning away from its former reliance on the development of large application systems having multi-year delivery schedules, such as full-scope nuclear power plant simulators, and toward a concentration on smaller, more short duration jobs. For example, the Company's growing client/server business does not maintain a significant backlog because most of its customer contracts are of a time-and-material nature. Nevertheless, the success of the Company's simulation business remains dependent on its ability to maintain an adequate backlog of work.

        The Company does not reflect an order in backlog until it has received a contract which specifies the terms and milestone delivery dates. As of December 31, 1996, the Company's aggregate contract backlog totaled approximately $35.2 million of which the Company anticipates revenue of approximately $24.4 million in 1997. At December 31, 1995, contract backlog totaled $60.1 million.

     RESEARCH AND DEVELOPMENT

     The Company believes that its success will depend in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer needs.

     The Company's research and development activities are aimed at the development and expansion of its library of software modeling tools, the improvement of its display systems and workstation technologies, and the advancement and upgrading of its simulation, process control and data acquisition technologies. The life cycles for software modeling tools, display system software, process control, data acquisition and simulation technologies are variable and largely determined by competitive pressures. Consequently, the Company will continue to make significant investments in research and development to enhance and expand its capabilities in these areas and to maintain its competitive advantage.

     In 1996, the Company continued investment in the latest version of its FlexBatch(R) recipe and process management system, the productization of software tools, and the conversion of the Company's principal products to the Microsoft Windows NT(R) platform. During the years ended December 31, 1996, 1995 and 1994, gross research and product development expenditures for the Predecessors and the Company were $5.8 million, $4.6 million and $1.7 million, respectively. Capitalized software development costs totaled $3.9 million, $1.6 million and $0 during the years ended December 31, 1996, 1995 and 1994. See
Note 2 of "Notes to Consolidated Financial Statements" for a discussion of the Company's policy regarding capitalization of software development costs.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

     COMPETITION

     The Company's businesses operate in highly competitive environments with both domestic and foreign competitors, many of whom have substantially greater financial, marketing and other resources than the Company. The principal factors affecting competition include price, technological proficiency, ease of system configuration, product reliability, applications expertise, engineering support, local presence and financial stability. The Company believes that competition in the simulation and process automation fields may further intensify in the future as a result of advances in technology, consolidations and/or strategic alliances among competitors, increased costs required to develop new technology and the increasing importance of software content in systems and products. The Company believes that its technology leadership, experience, ability to provide a wide variety of solutions, product support and related services, open architecture and international alliances will allow it to compete effectively in these markets. However, due to the significant international component of the Company's business, an increase in the value of the dollar could adversely affect the Company's ability to compete internationally.


     INTELLECTUAL PROPERTY RIGHTS.

     Although the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable product maintenance are important to establishing and maintaining a technological leadership position, the Company's business depends, in part, on its intellectual property rights in its proprietary technology and information. The Company relies upon a combination of trade secret, copyright, patent and trademark law, contractual arrangements and technical means to protect its intellectual property rights. The Company generally enters into confidentiality agreements with its employees, consultants, joint venture and alliance partners, customers and other third parties that are granted access to its proprietary information, and generally limits access to and distribution of its proprietary information. There can be no assurance, however, that the Company has protected or will be able to protect its proprietary technology and information adequately, that the unauthorized disclosure or use of the Company's proprietary information will be prevented, that others have not or will not develop similar technology or information independently, or, to the extent the Company owns patents, that others have not or will not be able to design around those patents. Furthermore, the laws of certain countries in which the Company's products are sold do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.


     EMPLOYEES.

     As of February 28, 1997, the Company had approximately 610 employees. GSE Systems' operations are dependent on the efforts of its technical personnel and its senior management. Thus, recruiting and retaining capable personnel, particularly engineers, computer scientists and other personnel with expertise in computer software and hardware, as well as particular customer processes are critical to the continued growth of the Company. Competition for qualified technical and management personnel is substantial. Certain of the Company's senior executives are subject to employment agreements which include non-competition covenants. Although the Company's other key personnel are not subject to long-term employment or non-competition agreements, they are subject to standard confidentiality agreements.

     The Company considers its relations with its employees to be good.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


ITEM 2.  PROPERTIES.

     GSE Systems maintains its headquarters and leases a facility of approximately 154,000 square feet in Columbia, Maryland. In addition, the Company also leases office space domestically in Phoenix, Arizona; Augusta, Georgia; Baton Rouge, Louisiana; Houston, Texas; Pittsburgh, Pennsylvania; Shelby, North Carolina; Provo, Utah; and South Jordan, Utah, as well as in Belgium, Japan, Korea, Singapore, Sweden and Taiwan. The Company leases its facilities for terms ending between 1997 and 2002.

     The Company concluded its lease for facilities in Hunt Valley, Maryland and relocated the affected operations to its Columbia, Maryland facility during the fourth quarter of 1996.


ITEM 3.  LEGAL PROCEEDINGS.

     In January 1997, GSE Power Systems, Inc. filed a lawsuit in the U.S. District Court for the District of Maryland in Baltimore against J.L. Ryan, Inc., of Columbia, Maryland, Yankee Atomic Electric Co., of Bolton, Massachusetts, and North Coast Software Inc., of Oswego, New York, among others. In the suit, Power Systems alleges that the defendants committed copyright infringement, misappropriation of trade secrets, false designation of origin under the Lanham Act, breach of contract and unfair competition.
The subject matter of the suit is the defendants' use of a simulation executive system which Power Systems believes to be an infringement of its simulation executive product. The Company cannot reasonably predict the likely outcome of this suit at this time.

     Various other actions and proceedings are presently pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1996.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                    PART II


     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock began trading on the Nasdaq National Market System under the Symbol "GSES" effective July 27, 1995. Prior to that date, there was no public market for the Common Stock. The following table sets forth for the periods indicated the high and low sale prices for the Common Stock reported by the Nasdaq National Market System.


                                     1995                                   HIGH              LOW
          Third Quarter (from July 27, 1995).......................       $ 16 3/4            $ 14
          Fourth Quarter...........................................       $ 14 3/4            $ 14


                                     1996                                   HIGH                LOW
          First Quarter............................................       $ 16                $ 13 1/4
          Second Quarter...........................................       $ 17 3/4            $ 12
          Third Quarter............................................       $ 14 7/8            $  9 1/4
          Fourth Quarter...........................................       $ 11 3/4            $  6 1/2

     There were approximately 58 holders of record of the Common Stock as of March 7, 1997. Based upon information available to it, the Company believes there are approximately 600 beneficial holders of the Common Stock. The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain future earnings to finance the growth and development of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

     The Company believes factors such as quarterly fluctuations in results of operations and announcements of new products by the Company or by its competitors may cause the market price of the Common Stock to fluctuate, perhaps significantly. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. The Company's Common Stock has also experienced a relatively low trading volume, making it further susceptible to extreme price fluctuations. These factors may adversely affect the market price of the Company's Common Stock.

     On February 23, 1996, in exchange for services, the Company granted stock options to two consultants to acquire 10,000 shares of Common Stock in the aggregate at an exercise price of $14.00. These grants were not made pursuant to the Company's 1995 Long-Term Incentive Plan. Such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


ITEM 6.  SELECTED FINANCIAL DATA.

         The following tables present selected unaudited combined financial data of Power Systems, GPI, Power Systems AB and Erudite Software, collectively the "Predecessors" for periods prior to April 14, 1994, with respect to the periods beginning January 1, 1992 through April 13, 1994 and of the Company for periods after April 13, 1994. Historical results of the Company from April 13, 1994 through December 31, 1994 include the operations of Power Systems, GPI, Power Systems AB and Erudite Software. The balance sheet data of the Company as of December 31, 1994 includes the Predecessors and Process Solutions which was acquired on December 30, 1994, except for certain international operations of the TI process systems business which were acquired by the Company in the second quarter of 1995. Historical results of operations and balance sheet data for 1996 and 1995 include the Predecessors and Process Solutions. The financial information has been derived from the historical financial statements of Power Systems, GPI, Power Systems AB, Erudite Software and the Company. Erudite Software was acquired on May 22, 1996 through a merger. The merger was accounted for by using the pooling of interests method. Accordingly the Company's and Predecessors' financial statements have been restated to include on a historical cost basis the accounts and operations of Erudite Software for all periods presented.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996





                                                         PREDECESSORS (1)                                 COMPANY
                                                   --------------------------               ------------------------------------
                                                                         JAN. 1          APR. 14
                                            YEAR ENDED DECEMBER 31,      THROUGH         THROUGH        YEAR ENDED DECEMBER 31,
                                            -----------------------      APRIL 13,       DEC. 31        -----------------------
                                              1992           1993          1994         1994 (2)       1995 (3)        1996 (3)
                                              ----           ----          ----         --------       --------        --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues .................................   $48,722        $ 50,242      $ 14,659      $ 37,085      $  96,060       $  96,033
Cost of revenue...........................    43,033          45,656        10,380        27,932         65,592          63,679
                                             -------        ---------     ---------     ----------    ----------      ----------
   Gross profit...........................     5,689           4,586         4,279         9,153         30,468          32,354
Operating expenses:
   Selling, general and administrative....    10,674          11,342         2,628         6,313         21,815          24,192
   Depreciation and amortization .........       859           1,041           420         1,125          2,341           2,111
   Business combination costs.............        --              --            --            --             --           1,206
                                             -------        ---------     ---------     ----------    ----------      ----------
      Total operating expenses                11,533          12,383         3,048         7,438         24,156          27,509
                                             -------        ---------     ---------     ----------    ----------      ----------
Operating income (loss) ..................    (5,844)         (7,797)        1,231         1,715          6,312           4,845

Interest expense .........................       426              48            41           402            983             387
Other expense (income), net...............       (54)             57           (43)         (192)          (364)           (394)
                                             -------        ---------     ---------     ----------    ----------      ----------
Income (loss) before income taxes.........    (6,216)         (7,902)        1,233         1,505          5,693           4,852
Provision (benefit) for income taxes......      (371)           (849)          678           552          2,017             709
Cumulative effect of accounting change....       133              --            --            --             --              --
                                             -------        ---------     ---------     ----------    ----------      ----------
Net income (loss) ........................   $(5,978)       $ (7,053)        $ 555      $    953      $   3,676       $   4,143
                                             =======        =========     =========     ==========    ==========      ==========
Earnings per common share ................                                              $   0.26      $    0.91       $    0.82
                                                                                        ==========    ==========      ==========
Weighted average common shares
  outstanding.............................                                                 3,341          4,059           5,073
                                                                                        ==========    ==========      ==========





                                               AS OF DECEMBER 31,             AS OF               AS OF DECEMBER 31,
                                               ------------------           APRIL 13,      ----------------------------------
                                              1992             1993           1994         1994          1995            1996
                                              ----             ----           ----         ----          ----            ----
Working capital ..........................   $10,286         ($2,039)        ($434)       $1,269        $16,077         $13,867
Total assets .............................    32,407          29,588        35,655        42,312         54,688          51,006
Long-term liabilities ....................     8,521          10,326        15,570        15,783          6,055           2,580
Series A Preferred Stock .................        --              --            --         2,400             --              --
Stockholders' equity (deficit) ...........    11,815          (3,128)       (2,563)       (4,229)        20,532          24,693


(1) Historical results of operations and balance sheet data for the Predecessors include the combined results of operations and the combined balances on a historical cost basis of Power Systems (as a wholly-owned subsidiary of Bicoastal Corporation until August 31, 1993 and of ManTech thereafter), GPI, Power Systems AB and Erudite Software.

(2) Statement of operations data for the period April 14 through December 31, 1994 include the results of operations of the Company and its wholly-owned subsidiaries Power Systems, GPI, Power Systems AB and Erudite Software. Balance sheet data as of December 31, 1994 also includes the domestic operations of Process Solutions, which was acquired on December 30, 1994.

(3) Statement of operations data for the year ended December 31, 1995 and 1996 includes the operations of Power Systems, GPI, Power Systems AB, Erudite Software and the domestic operations of Process Solutions and the international operations of Process Solutions, substantially all of which the Company acquired in the second quarter of 1995. Balance sheet data as of December 31, 1995 and 1996 includes Power Systems, GPI, Power Systems AB, Erudite Software and the domestic and international operations of Process Solutions.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

     This Form 10-K contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbors created by those Acts. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the Company's business in the domestic and international marketplace. All forward-looking statements involve risks and uncertainties, including, without limitation, risks relating to the Company's ability to enhance existing software products and to introduce new products in a timely and cost-effective manner, reduced development of nuclear power plants that may utilize the Company's products, a long pay-back cycle from the investment in software development, uncertainties regarding the ability of the Company to grow its revenues and successfully integrate operations through expansion of its existing business and strategic acquisitions, the ability of the Company to respond adequately to rapid technological changes in the markets for process control, data acquisition and simulation software and systems, significant quarter-to-quarter volatility in revenues and earnings as a result of customer purchasing cycles and other factors, dependence upon key personnel, and general market conditions and competition. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties as set forth herein, the failure of any one of which could materially adversely affect the operations of the Company. The Company's plans and objectives are also based on the assumptions that market conditions and competitive conditions within the Company's business areas will not change materially or adversely and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can, therefore, be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


     RESULTS OF OPERATIONS.

     The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues.

                                                                                                       COMPANY AND
                                                    COMPANY                 COMPANY                 PREDECESSORS (1)(2)
                                                    -------                 -------                 -------------------
                                               DECEMBER 31, 1996       DECEMBER 31, 1995             DECEMBER 31, 1994
                                               -----------------       -----------------             ------------------
Revenues ................................   $ 96,033        100.0%   $ 96,060         100.0%    $  51,744          100.0%
Cost of revenue .........................     63,679         66.3      65,592          68.3        38,312           74.0
                                            --------        -----    --------          ----     ---------          -----
Gross profit ............................     32,354         33.7      30,468          31.7        13,432           26.0
Selling, general and
administrative expenses .................     24,192         25.2      21,815          22.7         8,941           17.3
Depreciation and amortization ...........      2,111          2.2       2,341           2.4         1,545            3.0
Business combination costs ..............      1,206          1.3          --            --            --             --
                                            --------        -----    --------          ----     ---------          -----
Operating income ........................      4,845          5.0       6,312           6.6         2,946            5.7
Interest expense ........................        387          0.4         983           1.0           443            0.9
Other expenses (income) .................       (394)        (0.4)       (364)         (0.4)         (235)          (0.5)
                                            --------        -----    --------          ----     ---------          -----

Income before income taxes ..............      4,852          5.0       5,693           5.9         2,738            5.3
Income tax expense ......................        709          0.7       2,017           2.1         1,230            2.4
                                            --------        -----    --------          ----     ---------          -----
Net income ..............................   $  4,143          4.3%   $  3,676           3.8%    $   1,508            2.9%
                                            ========        =====    ========          ====     =========          =====


----------------------------
(1) Historical results of operations for the Predecessors are presented on a combined basis.

(2) Includes the historical results of operations for the Predecessors from January 1 through April 13, 1994 and of the Company from April 14 through December 31, 1994.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


     COMPARISON OF 1996 TO 1995.

     Revenue. Total contract revenue was $96.0 million and $96.1 million for the years ended December 31, 1996 and 1995. There was an increase in 1996 revenues from the Company's growing client/server solutions business of 82% or $8.8 million, which was offset by a reduction in nuclear simulation project revenues by 14% or $7.0 million, due in part to the maturing of the nuclear simulation business and the stoppage on a large Eastern European project due to lack of customer funding. The Company as a whole is becoming less dependent on large multi-year application projects, such as full scope nuclear power plant simulators, and is moving towards more smaller and shorter-term projects that often include licenses of the Company's proprietary tools.

     Contract backlog at December 31, 1996 and 1995 totaled $35.2 million and $60.1 million, respectively. This decrease continues to reflect the Company's transition away from larger multi-year application projects.

     Revenues from fixed price contracts constitute approximately 90.0% of the Company's revenues for the past three years. Any unexpected costs or unanticipated delays in connection with the performance of fixed priced contracts could adversely affect the Company's financial results.

     International sales were approximately $48.2 million or 50.2% of total revenues in 1996 and $50.8 million or 52.8% of total revenues in 1995. The Company expects that international sales will continue to represent a significant portion of its total revenues. The Company currently sells products and services to customers in emerging market economies such as Russia, Ukraine and Bulgaria. The Company's international operations are subject to various risks, including exposure to currency fluctuation, regulatory requirements, political and economic instability and trade restrictions. The Company has taken steps to reduce these risks, particularly risks associated with doing business in emerging markets, but there can be no assurance that the above mentioned risk factors will not have a material adverse affect on the Company's business, financial condition or results of operations.

     Gross Profit. Gross profit increased to $32.4 million, a gross margin of 33.7% for the year ended December 31, 1996 from $30.5 million, a gross margin of 31.7%, in the corresponding period of 1995. The increased gross margin is primarily attributable to declining volume of certain low margin contracts, settlement of claims on two international contracts, changes in contract and warranty estimates and cost containment measures.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $24.2 million, or 25.2% of revenues, during the year ended December 31, 1996 from $21.8 million, or 22.7% of revenues, during the corresponding period in 1995. The increase in selling, general and administrative expenses for the year is primarily attributable to increased sales force, bid and proposal activities, a full year charge attributable to the international operations of Process Solutions, a one time charge for severance and employee related obligations as a result of the Company's alignment into strategic business units in the second quarter and business expansion efforts. These expenses were offset, in part, by a significant decrease in net research and development expenses as discussed below and to a one-time $1.1 million adjustment in connection with consolidation of duplicate facilities.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


     Gross research and product development expenditures were $5.8 million and $4.6 million for the years ended December 31, 1996 and 1995, respectively. Capitalized software development costs totaled $3.9 million and $1.6 million, during the years ended December 31, 1996 and 1995, respectively. Net research and development costs expensed and included within selling, general and administrative expenses were $1.9 million and $3.0 million during the years ended December 31, 1996 and 1995, respectively. The Company continued investing in its FlexBatch(R) recipe and process management system, conversion of the S/3 SCADA(TM) System to Microsoft Windows NT(R) platform and productization of SimSuite(TM) software tools.

     Depreciation and Amortization. Depreciation expense amounted to $1.9 million and $1.6 million during the years ended December 31, 1996 and 1995, respectively. This increase was attributable to higher levels of capital expenditure in 1996.

     Amortization of goodwill and intangibles was $168,000 and $766,000 during the years ended December 31, 1996 and 1995, respectively. This decrease was attributable to the significant reduction in goodwill and other intangible assets at December 31, 1995, as fully discussed in Note 8 of "Notes to Consolidated Financial Statements".

     Business Combination Costs. Business combination costs related to the acquisition of Erudite Software, which consist primarily of consulting fees, legal and accounting expenses, and compensation expense for the shares issued to employees by the owners of Erudite Software pursuant to stock transfer agreements, amounted to approximately $1.2 million and were charged to operating expenses in 1996.

     Operating Income. Operating income amounted to $4.9 million and $6.3 million during the years ended December 31, 1996 and 1995, respectively. During the year, excluding the non-recurring acquisition costs, operating income was $6.1 million, or 6.3% of revenues, as compared with $6.3 million, or 6.6% of revenues during the corresponding period of 1995. The decrease in operating income for the year is attributable to higher expenses relating to sales and marketing efforts and business expansion activities, which were partially offset by higher margins on contracts, continued cost control initiatives, lower net research and development expenses and one-time facility adjustment.

     Interest Expense. Interest expense decreased to $387,000 during the year from $983,000, during 1995. This decrease is attributable primarily to the repayment in August 1995 of a five year promissory note to finance the Process Solutions acquisition and temporary pay-down of the working capital bank lines with the Company's initial public offering of Common Stock in mid-1995 ("IPO") proceeds.

     Other Expenses (Income). Other income amounted to $394,000 from interest earned from short-term investments of excess cash during the year ending December 31, 1996 as well as proceeds from the sale of an equity interest in a joint venture. During the corresponding period of 1995, $364,000 in interest income was earned from short-term investments of cash proceeds from the IPO.

     Income Tax Expense. The Company's effective tax rate decreased to 14.6% in 1996 from 35.4% in 1995. The 1996 rate was decreased as a result of a one time reduction of the tax provision of $1.1 million. This reduction reflects the Company's assessment that it will be able to utilize previous net operating loss carry forwards generated by it power business unit.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996



     COMPARISON OF 1995 TO 1994.

     Revenues. The Company's revenues for 1995 increased 85.6% to $96.1 million from $51.7 million in 1994. This increase resulted primarily from $36.0 million of revenues generated by Process Solutions, which the Company acquired in December 1994. Excluding Process Solutions, revenues increased by $8.3 million or 16% in 1995 over 1994, such increase primarily resulting from increased sales from the client/server solutions business as well as an increase in the Company's domestic modification and upgrade business. Contract backlog at December 31, 1995 and 1994 totaled $60.1 million and $91.4 million, respectively.

     International sales were approximately $50.8 million or 52.8% of total revenues in 1995 and $36.3 million or 70.0% of total revenues in 1994.

     Gross Profit. Gross profit increased to $30.5 million, a gross profit margin of 31.7%, in 1995 from $13.4 million, a gross profit margin of 26.0%, in 1994. This increase in gross profit is primarily attributable to the acquisition of Process Solutions and declining volume of certain low margin contracts.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $21.8 million, or 22.7% of revenues, in 1995 from $8.9 million, or 17.3% of revenues, in 1994. The increase in selling, general and administrative expenses is primarily attributable to the acquired Process Solutions business which has higher relative selling, marketing, research and development costs. Upon consummation of the initial public offering on August 1, 1995, a management fee of $981 per day previously due to certain stockholders was eliminated. Such management fee was included within selling, general and administrative expenses and amounted to $204,000 and $257,000 in 1995 and 1994, respectively.

     Included in the selling, general and administrative expenses are research and development expenses of $3.0 million incurred in 1995 and $1.7 million incurred in 1994. The above research and development expenses are net of capitalized software development costs of $1.6 million in 1995 and none in 1994. The increase in research and development expenses is primarily attributable to the Process Solutions business which has higher research and development costs.

     Depreciation and Amortization. Depreciation expense amounted to $1.6 million and $953,000 in 1995 and 1994, respectively. This increase is attributable to the acquisition of Process Solutions. Amortization of goodwill and intangibles was $766,000 and $592,000 in 1995 and 1994, respectively. This increase also is attributable to the acquisition of Process Solutions.

     Operating Income. Operating income increased $3.4 million to $6.3 million, or 6.6% of revenues, in 1995 from $2.9 million, or 5.7% of revenues, in 1994. This increase in operating income is attributable to the acquisition of Process Solutions and to the continued benefits realized from the consolidation of operations of Power Systems, GPI and Power Systems AB. Operating income of the Company in 1995, excluding Process Solutions, was $4.4 million, or 4.5% of revenues, compared to $2.9 million, or 5.6% of revenues in 1994. The overall improvement in the operating margin to 6.6% of the revenues was achieved despite Process Solutions having low operating margins of 5.3% of revenues in 1995. The Company believes that Process Solutions' low operating margin, while improving, primarily resulted from lower than anticipated sales during the acquisition transition period.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


     Interest Expense. Interest expense increased significantly to $983,000 in 1995 from $443,000 in 1994. This increase is primarily attributable to the Company's issuance of a five-year promissory note that bore interest at a rate of 8% per annum to finance the Process Solutions acquisition; the Company paid off the note on August 7, 1995.

     Other Expense (Income). Other income increased to $364,000 for the year compared to $235,000 for the corresponding period in 1994. The increase in interest income is a result of earnings from short-term investments of cash proceeds from the IPO.

     Income Tax Expense. The Company's effective income tax rate decreased to 35.4% in 1995 from 44.9% in 1994. The higher tax rate in 1994 is attributable to the adjustment of deferred tax assets related to transactions between one of the Predecessors and its parent before April 14, 1994.


     LIQUIDITY AND CAPITAL RESOURCES.

     The Company has funded its activities primarily from cash generated from the IPO, from operations, and from borrowings under lines of credit. In 1996, the Company's operating activities used cash totaling approximately $1.9 million, primarily related to reductions in billings in excess of revenue earned and reductions in accrued contract and warranty reserves. For the year ended December 31, 1995 and for the period April 14 through December 31, 1994, the Company generated cash flow from operations of approximately $13,000 and $4.2 million, respectively. At December 31, 1996, the Company had cash and cash equivalents of $2.4 million compared to $9 million as of December 31, 1995.

     In August 1995, the Company consummated the initial public offering of its Common Stock, selling 1,725,000 shares of Common Stock, including Underwriters Overallotment Option of 225,000 shares, for $14.00 per share. The initial public offering resulted in net proceeds to the Company of approximately $21.1 million after deducting underwriting discounts and offering expenses. The Company utilized $5.9 million of the proceeds from its initial public offering to repay indebtedness in connection with the Process Solutions acquisition. In addition, the Company used $2.5 million to pay down all outstanding indebtedness under its then existing lines of credit, and, at December 31, 1995, there were no outstanding borrowings under such lines of credit.

     The Company maintains, through its subsidiaries, two lines of credit that provide for borrowings up to a total of $14.0 million to support foreign letters of credit, margin requirements or foreign exchange contracts and working capital needs. The first line for $7.0 million is 90% guaranteed by the Export-Import Bank of the United States ("EXIM") and is collateralized by Power Systems' contract receivables and inventory. The line bears interest at the prime rate, provides for borrowings up to 90% of eligible receivables and 60% of unbilled receivables, and expires January 1, 1998, subject to earlier termination upon expiration of the EXIM guaranty (currently effective through April 30, 1997). The second line for $7.0 million is collateralized by substantially all of Process Solutions' assets. The line bears interest at the prime rate and expires January 1, 1998, subject to earlier termination upon the expiration of the EXIM guaranty for the Power Systems' line of credit. The lines require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent.

     The Company's additional commitments as of December 31, 1996 consisted primarily of leases on its headquarters and other facilities. Further, the performance of certain of the Company's customer contracts are

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


secured by performance guaranties, amounting to $4.4 million, and letters of credit, amounting to $973,000, as of December 31, 1996, furnished by its subsidiaries' respective former parent organizations in accordance with the agreement among ManTech, NPDC, GPC, GPS, Vattenfall and the Company dated April 13, 1994 (the "Formation Agreement"). Letters of credit are issued by the Company in the ordinary course of business through commercial banks as required by certain contracts and proposal requirements. The Company has also issued a letter of credit in connection with forward foreign currency exchange margin requirements. Such letters of credit issued by the Company at December 31, 1996 amounted to $207,000. The Company believes that its cash flow from operations and availability under the lines of credit will be sufficient to meet its currently anticipated needs for working capital, capital expenditures and debt repayment requirements for at least the next twelve months.


     FOREIGN EXCHANGE.

     A portion of the Company's international sales revenue is received in a currency other than the currency in which the expenses relating to such revenue are paid. The Company manages its foreign currency exposure primarily by entering into foreign currency exchange agreements and purchasing foreign currency options. The former requires the Company, on a specified date or during a specified period, to exchange a set amount of foreign currency for United States dollars or another base currency. The latter provides the Company with the option to exchange foreign currency for United States dollars or another base currency on a specified date or during a specified period. The Company utilizes these foreign exchange agreements and options only to reduce the impact of foreign currency fluctuations on its operating results and does not engage in foreign currency speculation. Foreign exchange contracts do not expose the Company to material risk because any losses on the contracts are calibrated to be offset by gains on the value of the foreign receivables being hedged. Foreign exchange options do not expose the Company to material risk since the Company has the right not to exercise the option.

     At December 31, 1996, the Company had forward exchange contracts of $2.2 million to hedge future German mark receipts and the Company's Swedish subsidiary had forward exchange contracts of Swedish krona 17.0 million, or approximately $2.5 million, and swap contracts of Swedish krona 4.1 million, or approximately $594,000, in both cases to hedge future Japanese yen receipts. Gains and losses on such contracts are recognized as part of the cost of the underlying transactions being hedged. Foreign exchange contracts have an element of risk that the counterparty may not be able to meet the terms of the agreement. However, the Company minimizes such risk exposure by limiting counterparties to Paine Webber Financial Products Inc., CoreStates Bank, NationsBank and Nordbanken AB. Management believes that the risk of incurring such losses is immaterial. The Company has also entered into foreign exchange option contracts with NationsBank, which permit but do not require the Company to exchange foreign currencies at a future date with the bank at a contracted exchange rate. Costs associated with such contracts are amortized over the life of the contract matching the underlying receipts.


     OTHER MATTERS.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128).
FAS 128 simplifies the existing earnings per share (EPS) computations under Accounting Principles Board Opinion No. 15, "Earnings Per Share," revises disclosure requirements, and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic
EPS. In addition, FAS 128 requires dual presentation of basic and diluted
EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect the EPS amounts calculated under FAS 128 to be materially different from the amounts presented in the financial statements.

     In late 1996, the Company consolidated its Hunt Valley, Maryland facilities with its Columbia facility. This resulted in prior excess space being fully utilized, and the reversal of an accrual of $1.1 million for excess

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996



facilities which was credited against selling, general and administrative expenses. The accrual had originally been set up at the time of ManTech International Corporation's acquisition of S3 Technologies in August 1993.

     To date, management believes inflation has not had a material impact on the Company's operations.

     GSE Systems, SimSuite Pro, SimSuite Pipeline, SimSuite Power, FlexBatch, TotalVision, SABL, D/3 DCS and S/3 SCADA are trademarks of GSE Systems,
Inc. All other trademarks and/or registered trademarks are the property of their respective owners.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                       Page
                                                                                                                       ----
GSE SYSTEMS, INC. AND SUBSIDIARIES
  Report of Independent Accountants....................................................................................F-1
  Consolidated Balance Sheets as of December 31, 1996 and 1995.........................................................F-2
  Consolidated Statements of Operations for the years ended
     December 31, 1996 and 1995 and for the period April 14, 1994 through December 31, 1994............................F-3
  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1995 and 1996 for the period April 14, 1994 through December 31, 1994..................................................F-4
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996 and 1995 and for the period April 14, 1994 through December 31, 1994............................F-5
  Notes to Consolidated Financial Statements...........................................................................F-6

SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY AND MSHI, INC.
  Report of Independent Accountants....................................................................................F-23
  Consolidated Statement of Operations for the period January 1, 1994 through April 13, 1994...........................F-24
  Consolidated Statement of Stockholder's Equity for the period January 1, 1994 through April 13, 1994.................F-25
  Consolidated Statement of Cash Flows for the period January 1, 1994 through April 13, 1994...........................F-26
  Notes to Consolidated Financial Statements...........................................................................F-27

GP INTERNATIONAL ENGINEERING & SIMULATION, INC.
  Report of Independent Accountants....................................................................................F-32
  Statement of Operations for the period January 1, 1994 through April 13, 1994........................................F-33
  Statement of Stockholder's Deficit for the period January 1, 1994 through April 13, 1994.............................F-34
  Statement of Cash Flows for the period January 1, 1994 through April 13, 1994........................................F-35
  Notes to Financial Statements........................................................................................F-36

EUROSIM AB
  Report of Independent Accountants....................................................................................F-40
  Statement of Operations for the period January 1, 1994 through April 13, 1994........................................F-41
  Statement of Stockholder's Equity for the period January 1, 1994 through April 13, 1994..............................F-42
  Statement of Cash Flows for the period January 1, 1994 through April 13, 1994........................................F-43
  Notes to Financial Statements........................................................................................F-44

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of
GSE Systems, Inc.


We have audited the accompanying consolidated balance sheets of GSE Systems, Inc. and Subsidiaries (the Company) as of December 31, 1996, and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995 and for the period April 14, 1994 (date of inception) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSE Systems, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consoldated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period April 14, 1994 (date of inception) to December 31, 1994, in conformity with generally accepted accounting principles.


                                         COOPERS & LYBRAND L.L.P.


Washington, D.C.
March 21, 1997

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                     ASSETS
                                                                                              December 31,
                                                                                      1996                    1995
                                                                                   ------------           -------------
Current assets:
      Cash and cash equivalents ................................................   $  2,450               $  9,016
      Contract receivables .....................................................     27,457                 29,508
      Inventories ..............................................................      3,538                  2,293
      Prepaid expenses and other current assets ................................      2,701                  2,889
      Deferred income taxes.....................................................      1,454                    472
                                                                                    -------                -------
           Total current assets ................................................     37,600                 44,178
Property and equipment, net ....................................................      5,318                  4,115
Software development costs, net ................................................      5,176                  1,921
Goodwill, net ..................................................................      2,059                  2,348
Deferred income taxes ..........................................................        569                  1,856
Other assets                                                                            284                    270
                                                                                    -------                -------
           Total ...............................................................   $ 51,006               $ 54,688
                                                                                    =======                =======


                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Lines of credit ..........................................................   $  2,582               $     --
      Accounts payable .........................................................      8,604                  7,560
      Accrued expenses .........................................................      4,430                  4,435
      Notes payable to banks ...................................................         --                    212
      Notes payable to related parties .........................................         --                    190
      Obligations under capital lease ..........................................        186                    103
      Billings in excess of revenue earned .....................................      5,358                 10,609
      Accrued contract reserves ................................................        233                    641
      Accrued warranty reserves ................................................      1,408                  2,119
      Other current liabilities ................................................        281                  1,061
      Income taxes payable .....................................................        651                  1,171
                                                                                     ------                 ------
           Total current liabilities ...........................................     23,733                 28,101

Notes payable to related parties ...............................................        202                    216
Obligations under capital lease ................................................        420                    227
Billings in excess of revenue earned ...........................................        803                  2,485
Accrued contract and warranty reserves .........................................        687                  1,495
Accrued facility costs .........................................................         --                  1,103
Other liabilities ..............................................................        468                    529
                                                                                     ------                 ------
           Total liabilities ...................................................     26,313                 34,156
                                                                                     ------                 ------


Stockholders' equity:
      Common stock $.01 par value, 8,000,000 shares authorized,
          5,065,688 shares issued and outstanding ..............................         50                     50
      Additional paid-in capital ...............................................     21,378                 21,121
      Retained earnings (deficit) - at formation ...............................     (5,112)                (5,112)
      Retained earnings - since formation ......................................      8,464                  4,321
      Pension liability adjustment .............................................         --                   (102)
      Cumulative translation adjustment                                                 (87)                   254
                                                                                    -------                -------
           Total stockholders' equity ..........................................     24,693                 20,532
                                                                                    -------                -------
           Total liabilities & stockholders' equity ............................   $ 51,006               $ 54,688
                                                                                    =======                =======

  The accompanying notes are an integral part of these consolidated financial statements

                       GSE SYSTEMS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                                                                                          For the Period
                                                                         Year-ended        Year-ended    April 14 through
                                                                         December 31,     December 31,     December 31,
                                                                             1996              1995           1994
                                                                             ----              ----           ----

Contract revenue ..................................................        $ 96,033         $ 96,060        $ 37,085
Cost of revenue ...................................................          63,679           65,592          27,932
                                                                          ---------         --------        --------
       Gross profit ...............................................          32,354           30,468           9,153
                                                                          ---------         --------        --------

Operating expenses:
       Selling, general and administrative ........................          24,192           21,815           6,313
       Depreciation and amortization ..............................           2,111            2,341           1,125
       Business combination costs .................................           1,206               --              --
                                                                           --------         --------        --------
       Total operating expenses ...................................          27,509           24,156           7,438
                                                                           --------         --------        --------
            Operating income ......................................           4,845            6,312           1,715
Interest expense ..................................................             387              983             402
Other income ......................................................            (394)            (364)           (192)
                                                                           --------         --------        --------
       Income before income taxes .................................           4,852            5,693           1,505
Provision for income taxes ........................................             709            2,017             552
                                                                           --------         --------        --------
Net income ........................................................           4,143            3,676             953
Preferred dividends................................................              --               --              76
                                                                           --------         --------        --------
        Net income available to common shareholders................        $  4,143         $  3,676        $    877
                                                                           ========         ========        ========
Earnings per common share .........................................        $   0.82         $   0.91        $   0.26
                                                                           ========         ========        ========

Weighted average common shares outstanding ........................           5,073            4,059           3,341
                                                                           ========         ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

            FOR THE PERIOD APRIL 14, 1994 THROUGH DECEMBER 31, 1994
                 AND THE YEARS ENDED DECEMBER 31, 1995 AND 1996
                                 (IN THOUSANDS)

                                                      COMMON STOCK          ADDITIONAL     RETAINED EARNINGS          NOTES
                                                      ------------          ----------     -----------------          -----
                                                                            PAID-IN          AT         SINCE     RECEIVABLE FROM
                                                                            -------          --         -----     ---------------
                                                   SHARES      AMOUNT       CAPITAL       FORMATION   FORMATION    SHAREHOLDERS
                                                   ------      ------       -------       ---------   ---------    ------------
 Balance, April 14, 1994
    as previously reported ...................         --    $     --     $     --       $  1,676      $   --         $   --
 Pooling of interests with Erudite
 Software (Note 3)............................        841           8           --             --          (3)          (150)
                                                   ------    --------      -------       --------      ------         ------
 Balance, April 14, 1994 .....................        841           8           --          1,676          (3)          (150)
 Issuance of common stock ....................        100           1           --             --          --             --
 Stock dividends .............................      2,400          24           --            (24)         --             --
 Issuance of preferred stock .................         --          --           --         (4,000)         --             --
 Distribution to shareholder .................         --          --           --         (1,000)         --             --
 Reductions in notes receivable ..............         --          --           --             --          --             75
 Notes payable to shareholder ................         --          --           --         (1,700)         --             --
 Preferred dividends .........................         --          --           --             --         (76)            --
 Foreign currency translation ................         --          --           --             --          --             --
 Pension liability adjustment ................         --          --           --             --          --             --
 Net income ..................................         --          --           --             --         953             --
                                                   ------    --------      -------        -------      ------         ------
 Balance, December 31, 1994 ..................      3,341          33           --         (5,048)        874            (75)
 Issuance of common stock ....................      1,725          17       21,121             --          --             --
 Distribution to shareholder .................         --          --           --            (64)       (229)            --
 Reductions in notes receivable ..............         --          --           --             --          --             75
 Foreign currency translation ................         --          --           --             --          --             --
 Pension liability adjustment ................         --          --           --             --          --             --
 Net income ..................................         --          --           --             --       3,676             --
                                                   ------    --------      -------        -------      ------         ------
 Balance, December 31, 1995 ..................      5,066          50       21,121         (5,112)      4,321             --
 Compensation expense ........................         --          --          257             --          --             --
 Foreign currency translation ................         --          --           --             --          --             --
 Pension liability adjustment ................         --          --           --             --          --             --
 Net income ..................................         --          --           --             --       4,143             --
                                                   ------    --------     --------       --------      ------         ------
 Balance, December 31, 1996 ..................      5,066    $     50     $ 21,378       $ (5,112)     $8,464         $   --
                                                   ======    ========     ========       ========      ======         ======



                                                        PENSION        FOREIGN
                                                        -------        -------
                                                        LIABILITY      CURRENCY
                                                        ---------      --------
                                                       ADJUSTMENT    TRANSLATION       TOTAL
                                                       ----------    -----------       -----
 Balance, April 14, 1994
    as previously reported ...................         $    --        $      --     $  1,676
 Pooling of interests with Erudite
 Software (Note 3)............................              --               --         (145)
                                                       -------        ---------     --------
 Balance, April 14, 1994 .....................                               --        1,531
 Issuance of common stock ....................              --               --            1
 Stock dividends .............................              --               --           --
 Issuance of preferred stock .................              --               --       (4,000)
 Distribution to shareholder .................              --               --       (1,000)
 Reductions in notes receivable...............              --               --           75
 Notes payable to shareholder ................              --               --       (1,700)
 Preferred dividend ..........................              --               --          (76)
 Foreign currency translation ................              --               60           60
 Pension liability adjustment ................             (73)              --          (73)
 Net income ..................................              --               --          953
                                                       -------        ---------     --------
 Balance, December 31, 1994 ..................             (73)              60       (4,229)
 Issuance of common stock ....................              --               --       21,138
 Distribution to shareholder .................              --               --         (293)
 Reductions in notes receivable...............              --               --           75
 Foreign currency translation ................              --              194          194
 Pension liability adjustment ................             (29)              --          (29)
 Net income ..................................              --               --        3,676
                                                       -------        ---------     --------
 Balance, December 31, 1995 ..................            (102)             254       20,532
 Compensation expense ........................              --               --          257
 Foreign currency translation ................              --             (341)        (341)
 Pension liability adjustment ................             102               --          102
 Net income ..................................              --               --        4,143
                                                       -------        ---------     --------
 Balance, December 31, 1996 ..................         $    --        $     (87)    $ 24,693
                                                       =======        =========     ========



  The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                                              FOR THE PERIOD
                                                                                                                  APRIL 14
                                                                                          YEAR-ENDED              THROUGH
                                                                                          DECEMBER 31,          DECEMBER 31,
                                                                                      1996            1995          1994
                                                                                      ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................................     $ 4,143         $ 3,676       $   953
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Depreciation and amortization ...........................................       2,747           2,813         1,476
       Accrued facility costs ..................................................      (1,451)           (348)         (278)
       Non-cash stock compensation .............................................         257              --            --
       Provision for doubtful contract receivables and inventory reserve .......          --             102            72
       Deferred income taxes ...................................................          71             627           152
       Interest imputed on discounted note payable .............................          --              17            --
       Changes in assets and liabilities
          Contract receivables .................................................       2,103          (7,962)        7,840
          Inventories ..........................................................      (1,245)            271            19
          Prepaid expenses and other current assets ............................         355          (1,208)         (214)
          Other assets .........................................................        (181)           (150)           19
          Accounts payable and accrued expenses ................................       1,399           3,645          (133)
          Billings in excess of revenue earned .................................      (6,933)            617        (4,551)
          Accrued contract and warranty reserves ...............................      (1,927)         (2,605)       (2,116)
          Other current liabilities ............................................        (780)           (157)          586
          Income taxes payable .................................................        (520)            676           373
          Other liabilities ....................................................          41              (1)           26
                                                                                     -------         -------       -------
Net cash (used in) provided by operating activities ............................      (1,921)             13         4,224
                                                                                     -------         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Payment for purchase of Process Solutions ...............................          --                        (2,000)
       Capital expenditures ....................................................      (2,834)         (1,501)         (600)
       Capitalization of software development costs ............................      (3,890)         (1,664)           --
                                                                                     -------         -------       -------
Net cash used in investing activities ..........................................      (6,724)         (3,165)       (2,600)
                                                                                     -------         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings (repayments) under lines of credit with bank .................       2,369          (4,024)        1,517
       Cash overdraft ..........................................................          --             (13)          478
       Repayment to Vattenfall .................................................          --          (1,411)           --
       Repayments under capital lease obligations ..............................         (37)            (75)          (49)
       Principal payments under term-note ......................................          --          (7,882)       (1,042)
       Payments to shareholder at formation ....................................          --             (64)       (1,000)
       Payments on shareholder notes ...........................................        (204)            (38)          (767)
       Net proceeds from sale of common stock ..................................          --          21,138             1
       Redemption of preferred stock ...........................................          --          (2,400)       (1,600)
       Preferred dividends .....................................................          --              --           (76)
       Net repayment of amounts due from stockholder ...........................          --           2,473         2,926
                                                                                     -------         -------       -------
Net cash provided by financing activities ......................................       2,128           7,704           388
Effect of exchange rate changes on cash and cash equivalents ...................         (49)            112            70
                                                                                     -------         -------       -------
Net (decrease) increase in cash and cash equivalents ...........................      (6,566)          4,664         2,082
Cash and cash equivalents at beginning of period ...............................       9,016           4,352         2,270
                                                                                     -------         -------       -------
Cash and cash equivalents at end of period .....................................     $ 2,450         $ 9,016       $ 4,352
                                                                                     =======         =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS

GSE Systems, Inc. (the "Company") designs, develops and delivers business and technology solutions by applying process control, data acquisition, simulation, client/server and business software, systems and services to the energy, process and manufacturing industries worldwide. The Company was formed on April 13, 1994 through the consolidation of operations of GSE Power Systems, Inc. ("Power Systems") (formerly "Simulation, Systems & Services Technologies Company"), GP International Engineering & Simulation, Inc. ("GPI") and GSE Power Systems AB ("Power Systems AB") (formerly "EuroSim AB"). In December 1994 and in the second quarter of 1995, the Company expanded into the process control and data acquisition business through the acquisition of the net assets of the process control systems division of Texas Instruments Incorporated ("TI"), which now does business as GSE Process Solutions, Inc. ("Process Solutions"). In May 1996, the Company acquired all of the outstanding shares of capital stock of Erudite Software & Consulting, Inc. ("Erudite Software"), a provider of client/server solutions through custom applications software development, training services, hardware-software sales and network design and implementation. Power Systems, GPI, Power Systems AB and Erudite Software are collectively referred to as the "Predecessors".


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Formation of the Company

   The Company was formed through the contribution of the businesses of Power Systems (and its immediate parent), GPI and Power Systems AB by their parent organizations, ManTech International Corporation ("ManTech") and certain of its employees and related parties, National Patent Development Corporation ("NPDC") and NPDC's affiliates, SGLG, Inc. (formerly named GPS Technologies, Inc. and hereinafter called "GPS") and General Physics Corporation ("GPC"), and Vattenfall Engineering AB ("Vattenfall"). In exchange, the contributors received shares of Common Stock of the Company. In addition, ManTech received shares of preferred stock of the Company and Vattenfall received cash and notes. In light of the equality of interests of the Company's principal stockholders, there was no identifiable acquirer in the consolidation. Thus, the assets and liabilities of each of the businesses contributed were recorded at historical cost.

Principles of consolidation

   The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries: Power Systems, GPI, Powers Systems AB, Process Solutions and Erudite Software. All inter-company balances and transactions have been eliminated.

Accounting estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      GSE SYSTEMS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Cash and cash equivalents

   Cash and cash equivalents consist of cash on hand and short-term highly liquid investments with original maturities of less than three months at the date of purchase.

   Supplemental disclosures of cash flow information (in thousands):

                                                           YEAR ENDED                 FOR THE PERIOD
                                                          DECEMBER 31,               APRIL 14 THROUGH
                                                          ------------                 DECEMBER 31,
                                                                                       ------------
                                                     1996               1995               1994
                                                     ----               ----               ----
Non cash investing & financing activities:
  Obligations under finance leases ............... $  313              $  90               $  --
                                                   ======              =====               =====

   As discussed in Note 3, the Company acquired Process Solutions' domestic operations in December 1994 and international operations in the second quarter of 1995. In conjunction with these acquisitions, the purchase price consisted of the following (in thousands):

Cash paid......................................... $   --       $  --         $ 2,000
Short-term notes payable issued...................     --          --           2,000
Long-term notes payable issued....................     --        1,043          4,839
                                                   ------       ------        -------
Total fair value of acquisition................... $   --       $1,043        $ 8,839
                                                   ======       ======        =======

Cash paid for:
  Interest........................................ $  228       $  882        $   381
  Income taxes.................................... $  285       $  767        $    11
                                                   ======       ======        =======

Inventories

   Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventory costs include raw materials and purchased parts.

   A summary of inventories is as follows (in thousands):

                                                            DECEMBER 31,
                                                        1996             1995
                                                        ----             ----
Raw materials........................................  $ 2,115          $ 1,524
Service parts........................................    1,423              769
                                                       -------          -------
                                                       $ 3,538          $ 2,293
                                                       =======          =======

Property and equipment

Property and equipment is recorded at cost and depreciated using the straight-line method with estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter, using the straight-line method. Upon sale or retirement, the cost and related amortization is eliminated from the respective accounts and any resulting gain or loss is included in operations. Maintenance and repairs are charged to expense as incurred.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Software development costs

   Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenue and is provided at the greater of the amount computed using
(a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenue or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years.

Research and development

   Development expenditures incurred to meet customer specifications under contracts accounted for under the percentage of completion method are charged to contract costs. Company sponsored research and development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored research and development activities relating to the development of new products and services or the improvement of existing products and services, exclusive of amounts capitalized, were approximately $1,861,000, $2,945,000, and $963,000 for the years ended December 31, 1996 and 1995, and for the period April 14 through December 31, 1994, respectively.

Goodwill

   Goodwill represents the excess of purchase price over the fair value of net tangible and intangible assets acquired. These amounts are amortized on a straight-line basis over periods ranging from ten to fifteen years.

   At each balance sheet date, management evaluates the recoverability of goodwill using certain financial indicators, such as historical and future ability to generate income from operations. The Company's policy is to record an impairment loss against the net unamortized cost of the intangible asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset.

Foreign currency translation

   Balance sheet accounts for foreign operations are translated at the exchange rate at the balance sheet date, and income statement accounts are translated at the average exchange rate for the period. The resulting translation adjustments are included as a separate component of stockholders' equity. Transaction gains and losses included in income were not significant.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue recognition

   Revenue under fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses and the cumulative effect of any change is recognized in the period in which the change is determined. Estimated losses are charged against earnings in the period such losses are identified. The remaining liability for contract costs to be incurred in excess of contract revenue is reflected as accrued contract reserves in the Company's consolidated balance sheets. Revenue from sales of other products is recorded when the products are shipped. Revenue from certain consulting or training contracts are recognized on a time and material basis. For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses. The Company has no significant vendor obligations or collectibility risk associated with its product sales.

Warranties

   As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience. During 1996, the Company revised its estimate for future warranty costs. The effect of this change in estimate was to increase gross profit by approximately $601,000.

Income taxes

   Deferred income taxes are provided under the asset and liability method. Under this method, deferred income taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense consists of the Company's current liability for federal, state and foreign income taxes and the change in the Company's deferred income tax assets and liabilities. No provision has been made for the undistributed earnings of the Company's foreign subsidiaries as they are considered permanently invested. Amounts of undistributed earnings are not material to the overall consolidated financial statements.

Earnings per share

   Net income per common share is computed based on the weighted average number of shares of Common Stock outstanding during the period. The difference between primary and fully-diluted per share amounts is insignificant.

New pronouncement

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128).
FAS 128 simplifies the existing earnings per share (EPS) computations under Accounting Principles Board Opinion No. 15, "Earnings Per Share," revises disclosure requirements, and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic
EPS.  In addition, FAS 128 requires dual presentation of basic and diluted
EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect the EPS amounts calculated under FAS 128 to be materially different from the amounts presented in the financial statements.

Concentration of credit risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and contract receivables. The Company restricts investments of temporary cash to financial institutions with high credit standing. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy and manufacturing industries. No single customer accounted for a significant (greater than 10%) amount of the Company's revenue and there were no significant contract receivables from a single customer. The Company performs a credit evaluation before extending credit and may require letters of credit, bank guarantees or advance payments. Thereafter, the Company continues to monitor its contract receivables exposure after giving effect to letters of credit, bank guarantees, the status of work performed on contracts, and its customers' financial condition.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Off balance sheet risk and foreign exchange contracts

   The Company enters into forward exchange contracts, options and swaps as hedges against certain foreign currency commitments. The Company also enters into letters of credit and performance guarantees in the ordinary course of business as required by certain contracts and proposal requirements.

   Gains and losses on foreign exchange contracts and swaps are recognized as part of the cost of the underlying transactions being hedged. Foreign exchange contracts have an element of risk that the counterparty may not be able to meet the terms of the agreement. However, the Company minimizes such risk exposure by limiting counterparties to nationally recognized financial institutions. Foreign exchange options contracts permit but do not require the Company to exchange foreign currencies at a future date with counterparties at a contracted exchange rate. Costs associated with such contracts are amortized over the life of the contract matching the underlying receipts.


3.   ACQUISITIONS

   The Company acquired the net assets of the domestic operations of Process Solutions on December 30, 1994 and the international operations in the second quarter of 1995 for an aggregate purchase price of $9,882,000. This acquisition was accounted for under the purchase method. The financial results of Process Solutions have been included in the results of operations from the date of acquisition. The acquisition was financed through a promissory note payable in the amounts of $5,882,000 with a five year term (the "TI Five-Year Note"), a short-term promissory note payable in the amount of $2,000,000 and cash from operations of the Company in the amount of $2,000,000. The TI Five-Year Note, which was guaranteed by the Company and certain of its stockholders, and the short-term promissory note, bore interest at a rate of 8% and were fully repaid in 1995. The Company is also required to make quarterly performance payments to TI equal to 15% of the revenue earned through December 30, 1999 attributable to the Real Time Business Controls portion of the acquired business with a minimum payment of $750,000 and a maximum payment of $4,000,000. The minimum amount of $750,000 has been accrued and recorded as goodwill, and all additional payments above $750,000 will be recorded as goodwill if paid. The acquisition resulted in total goodwill of $2,427,000, which is being amortized over fifteen years.

   On May 22, 1996, the Company acquired all of the outstanding shares of capital stock of Erudite Software. The acquisition was accomplished through a merger of Erudite Software into a wholly owned subsidiary of the Company in which 840,688 shares of the Company's Common Stock were exchanged for all outstanding shares of capital stock of Erudite Software. The acquisition has been accounted for using the pooling-of-interests method of accounting and accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Erudite Software for all periods prior to the merger.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   Combined and separate results of the Company and Erudite Software during the periods preceding the merger were as follows (in thousands):

                                                                 THE COMPANY          ERUDITE SOFTWARE          COMBINED
                                                                 -----------          ----------------          --------
Three Months Ended March 31, 1996:
                  Revenue........................                  $  18,545             $   3,758              $ 22,303
                                                                    ========              ========               =======
                  Net income.....................                  $     860             $     231              $  1,091
                                                                    ========              ========               =======

Year Ended December 31, 1995:
                  Revenue........................                  $  85,302             $  10,758              $ 96,060
                                                                    ========              ========               =======
                  Net income.....................                  $   3,490             $     186              $  3,676
                                                                    ========              ========               =======

Period April 14, 1994 to December 31, 1994:
                  Revenue........................                  $  33,637             $   3,448              $ 37,085
                                                                    ========              ========               =======
                  Net income.....................                  $     999             $     (46)             $    953
                                                                    ========              ========               =======


PRO FORMA INFORMATION (UNAUDITED)

   The Company consummated the initial public offering of its Common Stock, selling 1,725,000 shares of Common Stock at $14.00 per share in August 1995. Part of the proceeds from the initial public offering were used to pay down all outstanding indebtedness. Pro forma supplementary earnings per share showing what the earnings would have been if the acquisition of Process Solutions and payment of debt had taken place at the beginning of each period are presented below. The appropriate number of shares of Common Stock, whose sale proceeds would have been required to pay down the outstanding indebtedness during each period presented below, are included in the weighted average number shares outstanding for that period.

                                                                                YEAR ENDED
                                                                          1995               1994
                                                                          ----               ----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro Forma Revenues  ........................................            $ 97,078           $ 95,997
                                                                          ======             ======

Pro Forma Net Income  ......................................            $  3,852           $  3,147
                                                                          ======             ======

Pro Forma Earnings Per Share  ..............................            $   0.96           $   0.77
                                                                          ======             ======
Weighted Average Number of Shares Outstanding  .............               3,996              4,083
                                                                          ======             ======

   The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition and the payment of debt had been made at the beginning of the above periods. In addition, they are not intended to be a projection of future results.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   FAIR VALUES OF FINANCIAL INSTRUMENTS

   The carrying amounts of cash and cash equivalents and short-term debt approximate fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt approximates fair value based on either market prices for the same or similar issues or the current rates offered to the Company for similar debt of the same maturities. Fair value estimates of foreign currency instruments, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were based on quotes from financial institutions, as set forth below (in thousands):

                                              DECEMBER 31, 1996                             DECEMBER 31, 1995
                                      ---------------------------------               -----------------------------
                                    CARRYING         FAIR          NOTIONAL/        CARRYING      FAIR       NOTIONAL/
                                     AMOUNT         VALUE      CONTRACT VALUE        AMOUNT      VALUE    CONTRACT VALUE
                                     ------         -----      --------------        ------      -----    --------------
Foreign currency instruments:
Options......................        $  333         $ 231         $ 3,973            $  326      $  188       $  5,004

Forward contracts............        $  370         $ 409         $ 4,665            $  721      $  870       $ 12,470

Swaps........................        $  106         $  89         $   594            $  209      $  206       $  1,667



5.   CONTRACT RECEIVABLES AND BILLINGS IN EXCESS OF REVENUE EARNED

Contract receivables represent balances due from a broad base of both domestic and international customers. Due to the various billing and payment terms, none of these individual customer balances is significant (more than 10%). All contract receivables are considered to be collectible within twelve months. The components of contract receivables are as follows (in thousands):

                                                                                                     DECEMBER 31,
                                                                                                 1996            1995
                                                                                                ------          ------
Billed receivables....................................................................         $ 18,041        $ 18,804
Recoverable costs and accrued profit - not billed.....................................            9,714          11,643
Allowance for doubtful accounts.......................................................             (298)           (939)
                                                                                                -------         -------
    Total contract receivables........................................................         $ 27,457        $ 29,508
                                                                                                =======         =======

   Recoverable costs and accrued profit - not billed represent costs incurred and profit accrued on contracts that will become billable upon future milestones or completion of contracts.

   Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first become known. The effect of changes in estimates of contract profits was to increase gross profit by approximately $1,900,000 and $1,019,000 during the years ended December 31, 1996 and 1995 respectively, and to decrease gross profit by $633,000 during the period from April 14, 1994 through December 31, 1994, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding periods.

   For the year ended December 31, 1995, the total estimated contract revenues and costs at completion for two international contracts included claims revenue, which is equal to estimated future costs of $1,200,000. During 1996, the Company received contract modifications totaling $2,200,000 for the claims recognized in 1995 and for additional claims in 1996. In connection with these contract modifications, the Company incurred total costs of approximately $1,600,000 including costs related to the claims recognized in 1995. Accordingly, the Company recognized additional gross profit of approximately $600,000 during 1996.

   Additionally, the Company settled claims and counterclaims with its consortium partner on these international contracts for which there was no net impact to the Company.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):

                                                                                                   DECEMBER 31,
                                                                                             ----------------------
                                                                                             1996               1995
                                                                                             ----               ----
Computer equipment...................................................................      $ 7,101             $ 5,005
Leasehold improvements...............................................................        1,829               1,501
Furniture and fixtures...............................................................        1,521                 838
                                                                                            ------              ------
                                                                                            10,451               7,344
Accumulated depreciation and amortization............................................       (5,133)             (3,229)
                                                                                            ------              ------
Property and equipment, net..........................................................      $ 5,318             $ 4,115
                                                                                             =====               =====

   Depreciation and amortization expense was $1,943,000, $1,575,000 and $710,000 for the years ended December 31, 1996 and 1995, and for the period April 14, 1994 (date of inception) through December 31, 1994, respectively.


7.   SOFTWARE DEVELOPMENT COSTS

   Software development costs, net, consist of the following (in thousands):

                                                                                                     DECEMBER 31,
                                                                                              ----------------------
                                                                                                1996            1995
                                                                                                -----           ----
Capitalized software development costs................................................        $  5,554        $ 4,018
Accumulated amortization..............................................................            (378)        (2,097)
                                                                                                 -----          -----
Software development costs, net.......................................................        $  5,176        $ 1,921
                                                                                                 =====           ====


   Software development costs capitalized were $3,890,000, $1,664,000 and $0 for the years ended December 31, 1996 and 1995, and for the period April 14, 1994 (date of inception) through December 31, 1994, respectively. Amortization of software development costs capitalized was $635,000, $471,000 and $351,000 for the years ended December 31, 1996 and 1995, and for the period April 14 through December 31, 1994, respectively, and are included within cost of revenue. During 1996, the Company wrote-off approximately $2.4 million in fully amortized capitalized software development costs from one of the Predecessors.


8.   GOODWILL

   Goodwill consists of the following (in thousands):

                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                         1996             1995
                                                                                         ----             ----
Cost.......................................................................            $ 2,425          $ 2,546
Accumulated amortization...................................................               (366)            (198)
                                                                                         -----            -----
Total                                                                                  $ 2,059          $ 2,348
                                                                                         =====            =====



   Amortization expense for goodwill was approximately $168,000, $270,000 and $67,000 for the years ended December 31, 1996 and 1995, and for the period April 14, 1994 (date of inception) through December 31,

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1994, respectively. For the year ended December 31, 1995 and for the period April 14, 1994 (date of inception) to December 31, 1994, the Company recorded amortization expense of $496,000 and $348,000, respectively, for other intangible assets that were fully amortized by December 31, 1995.

   As discussed in Note 11, during 1996 and 1995, the Company reduced the valuation allowance (against deferred tax assets) that was set up in connection with the acquisition of Power Systems in August 1993. This resulted in a corresponding reduction of goodwill of $109,000 and $525,000 during the years ended December 31, 1996 and 1995, respectively and other intangible assets by $829,000 during the year ended December 31, 1995.


9.   ACCRUED EXPENSES

   Accrued expenses consist of the following (in thousands):

                                                                                                     DECEMBER 31,
                                                                                               -----------------------
                                                                                                 1996            1995
                                                                                                 ----            ----
Accrued vacation, severance and other benefits........................................          $ 2,456         $ 2,037
Accrued compensation and payroll taxes................................................            1,504           1,943
Due to stockholders and affiliates....................................................               --             141
Other accrued expenses................................................................              470             314
                                                                                                  -----           -----
  Total...............................................................................          $ 4,430         $ 4,435
                                                                                                  =====           =====


10.   NOTES PAYABLE AND FINANCING ARRANGEMENTS

   Notes payable and financing arrangements consist of the following (in thousands):

                                                                                                  DECEMBER 31,
                                                                                               -----------------
                                                                                               1996         1995
                                                                                               ----         ----
Lines of credit with bank...........................................................         $  2,582      $  --
Notes payable to banks..............................................................               --        212
Notes payable to related parties....................................................              202        406
Capital lease obligations...........................................................              606        330
                                                                                                -----        ---
  Total notes payable and financing arrangements....................................            3,390        948
Less amounts payable within one year................................................           (2,768)      (505)
                                                                                                -----        ---
  Long-term portion.................................................................         $    622      $ 443
                                                                                                =====        ===

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Lines of Credit

   The Company maintains, through its subsidiaries, two lines of credit that provide for borrowings up to $14.0 million to support foreign letters of credit, margin requirements or foreign exchange contracts and working capital needs. The first line, through Power Systems, of $7.0 million is 90% guaranteed by the Export-Import Bank of the United States ("EXIM") and is collateralized by Power Systems' contract receivables and inventory. The line bears interest at the bank's prime rate (8.25% at December 31, 1996), provides for borrowings up to 90% of eligible receivables and 60% of unbilled receivables, and expires January 1, 1998, subject to earlier termination upon expiration of the EXIM guaranty (currently effective through April 30, 1997). The outstanding borrowings under the Power Systems line at December 31, 1996 was $1,782,000.

   The second line, through Process Solutions, of $7.0 million is collateralized by substantially all of Process Solutions assets and provides for borrowings up to 85% of eligible receivables and 20% of inventory (limited to $500,000). The line bears interest at the bank's prime rate (8.25% at December 31, 1996) and expires January 1, 1998, subject to earlier termination upon the expiration of the EXIM guaranty for the Power Systems line of credit. The outstanding borrowings under the Process Solutions line at December 31, 1996 was $800,000.

   The aforementioned lines of credit also contain certain covenants which restrict the Company from, among other things, incurring additional indebtedness, entering into merger, consolidation or acquisition transactions, disposing of all or substantially all of its assets, creating liens on assets, and creating guaranty obligations. Further, the Company is required to comply with certain financial ratios, including minimum levels of debt to net worth and cash flow to fixed obligations, and is also required to provide the bank with certain periodic financial reports.


Other debt

   The Company entered into capital lease agreements for property, furniture and equipment, totaling $313,000, and $90,000, and $0 during the years ended December 31, 1996 and 1995, and the period
April 14 through December 31, 1994, respectively. These obligations bear interest at between 9% and 11% per annum and expire between 1998 and 1999.


Debt maturities

   Aggregate maturities of debt as of December 31, 1996 are as follows: 1997, $2,768,000; 1998, $512,000; and 1999, $110,000.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11.   INCOME TAXES

   The consolidated income before income tax, by domestic and foreign sources, is as follows (in thousands):

                                                                               YEAR ENDED              FOR THE PERIOD
                                                                              DECEMBER 31,             APRIL 14, THROUGH
                                                                              ------------             DECEMBER 31,
                                                                                                       -----------------
                                                                         1996              1995            1994
                                                                       -------           -------         -------
Domestic.........................................................      $ 3,884           $ 3,844         $  232
Foreign..........................................................          968             1,849          1,273
                                                                        ------             -----          -----
                                                                       $ 4,852           $ 5,693         $1,505
                                                                         =====             =====          =====

   The provision for income taxes is as follows (in thousands):

                                                                         YEAR ENDED               FOR THE PERIOD APRIL 14
                                                                         DECEMBER 31,               THROUGH DECEMBER 31,
                                                                         ------------               --------------------
                                                                 1996                  1995                 1994
                                                                 ----                  ----                 ----
Current:
    Federal.............................................        $ (23)                 $  210                $ 250
    State...............................................           29                      40                   35
    Foreign.............................................          642                     508                  140
                                                                 ----                   -----                 ----
                                                                  648                     758                  425
                                                                 ----                   -----                 ----
Deferred:
    Federal.............................................          186                   1,160                 (153)
    State...............................................           23                      99                  (12)
    Foreign.............................................         (148)                     --                  292
                                                                 -----                  -----                 ----
                                                                   61                   1,259                  127
                                                                 -----                  -----                 ----
                                                                $ 709                 $ 2,017                $ 552
                                                                 =====                  =====                 ====

   The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory rate to pre-tax income as a result of the following:

                                                                           YEAR ENDED               FOR THE PERIOD APRIL 14
                                                                           DECEMBER 31                THROUGH DECEMBER 31,
                                                                           -----------                -------------------
                                                                        1996                1995                  1994
                                                                        ----                ----                  ----
Statutory U.S. tax rate...................................              34.0%               34.0%                 34.0%
State income tax, net of federal tax benefit..............               2.7                 2.8                   2.0
Effect of foreign operations..............................              (6.6)                2.3                    --
Amortization of goodwill and other intangible assets......                --                  .5                   1.9
Reduction in valuation allowance..........................             (19.5)               (3.4)                   --
Research and development credit...........................                --                (1.4)                   --
Others....................................................               4.0                  .6                  (1.2)
                                                                       -----               -----                 -----
Effective tax rate........................................              14.6%               35.4%                 36.7%
                                                                       =====               =====                 =====

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   At December 31, 1996, the Company had available $5,772,000 of federal net operating loss carryforwards which expire between 2007 and 2011. These carryforwards will be utilized to reduce taxable income in subsequent years. A portion of the net operating losses were generated by certain of the Predecessors prior to the formation of the Company and, as a result, there are limitations on the amounts that can be utilized to offset taxable income in a given year.

   Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes is as follows (in thousands):

                                                                                            DECEMBER 31,
                                                                                   ---------------------------
                                                                                     1996               1995
                                                                                   --------           --------
                                                                                 DEFERRED TAX       DEFERRED TAX
                                                                               ASSET/(LIABILITY)  ASSET/(LIABILITY)
                                                                               -----------------  -----------------
    Contract loss reserves................................................         $    --           $   196
    Property and equipment................................................            (135)             (177)
    Accrued expenses......................................................             230               277
    Net operating loss carryforwards......................................           2,013             1,220
    Book reserves not deductible for tax purposes.........................             859             1,748
    Software development costs............................................          (1,753)             (465)
    Deferred revenue.....................................................             777               691
    Cash to accrual adjustment............................................            (142)               --
    Foreign tax credits ..................................................             214                --
    Others................................................................             147                58
                                                                                     -----             -----
                                                                                     2,210             3,548
    Valuation allowance...................................................            (187)           (1,220)
                                                                                     -----             -----
                                                                                   $ 2,023           $ 2,328
                                                                                     =====             =====

   During 1996 and 1995, the Company reduced the valuation allowance by $1,033,000 and $1,619,000, respectively, of which $109,000 and $1,354,000, respectively, reduced goodwill and other intangibles arising out of the acquisition of Power Systems. The valuation allowance at December 31, 1996 relates to the future utilization of foreign net operating loss carry forwards that the Company has determined are not realizable at this time.


12.   CAPITAL STOCK

   As of December 31, 1996, the Company had 10,000,000 total shares of capital stock authorized, of which 8,000,000 are common stock and 2,000,000 are preferred stock. As of December 31, 1996 and 1995, there are no shares of preferred stock outstanding. The Board of Directors has the authority to establish one or more classes of preferred stock and to determine, within any class of preferred stock, the preferences, rights and other terms of such class.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   STOCK OPTIONS

    LONG TERM INCENTIVE PLAN

         During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the "Plan") which includes all officers, key employees and non-employee members of the Company's Board of Directors. All options to purchase shares of the Company's common stock under the Plan expire ten years from the date of grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the grant date and 30% vesting on each of the second and third anniversaries of the grant date, subject to acceleration under certain circumstances. Under the original terms of the Plan, the Company had reserved 425,000 shares of common stock for issuance of stock options. During 1996, this amount was increased to 625,000 shares. Stock option activity under the Plan is as follows:



                                                       YEAR ENDED                   YEAR ENDED
                                                    DECEMBER 31, 1996           DECEMBER 31, 1995
                                                    -----------------           -----------------
                                                 SHARES   WEIGHTED-AVERAGE   SHARES    WEIGHTED-AVERAGE
                                                 ------   ----------------   ------    ----------------
                                                           EXERCISE PRICE               EXERCISE PRICE
                                                           --------------               --------------
Options outstanding beginning of period...      297,516       $ 14.00            --        $  --
Options canceled..........................      (26,150)       (14.07)           --           --
Options granted...........................      142,000         12.89        297,516        14.00
                                                -------                      -------
Options outstanding end of period ........      413,366         13.61        297,516        14.00
                                                =======                      =======


   The Company accounts for grants under the Plan in accordance with APB 25,
"Accounting for Stock issued to Employees," and related interpretations.   Had
compensation expense been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, "Accounting for Stock Based Compensation," the Company's net income and net income per share would have been reduced to approximately $3,601,000 ($0.71 per share) and $3,219,000 ($0.79 per share) for the years ended December 31, 1996 and 1995, respectively.

   The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 1996 and 1995, respectively: dividend yield of 0%, expected volatility of 80%, risk-free interest rate of 6.41% and 6.23% and expected terms of 7 years.

   As of December 31, 1996 and 1995, respectively, there were 119,000 and 0 stock options exercisable under the Plan, and the Company had 211,634 shares of common stock reserved for the future grants under the Plan. The weighted average fair value of options granted during 1996 and 1995 was $9.55 per share and $10.44 per share, respectively. As of December 31, 1996, the weighted average remaining contractual life of the options outstanding was approximately 9.3 years.

OTHER STOCK OPTIONS

   On February 23, 1996, in exchange for services, the Company granted stock options to two consultants to acquire 10,000 shares of Common Stock in the aggregate at an exercise price of $14.00. These grants were not made pursuant to the Plan. These options expire on December 31, 2000 and generally become exercisable in two installments with 50% vesting as of January 1, 1997 and the remaining 50% vesting as of January 1, 1998.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14.   COMMITMENTS AND CONTINGENCIES

Leases

   The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are approximately as follows (in thousands):

1997..................................................................................................        $  3,127
1998..................................................................................................           2,957
1999..................................................................................................           2,528
2000..................................................................................................           2,253
2001..................................................................................................           2,192
Thereafter............................................................................................              32
                                                                                                                ------
                                                                                                              $ 13,089
                                                                                                                ======

   Total rent expense under operating leases was $1,876,000, $2,487,000 and $1,096,000 for the years ended December 31, 1996 and 1995, and for the period April 14 through December 31, 1994. Rent expense in 1996 is net of amortization of $348,000 and reversal of $1,103,000 of excess facility costs. Rent expense in 1995 is net of amortization of $348,000 of excess facility costs. Rent expense in 1994 is net of amortization of $278,000 of excess facility costs. At December 31, 1996 and 1995, the Company had accrued $0 and $1,451,000, respectively, of excess facility costs.

Letters of credit

   As of December 31, 1996, the Company and certain of its subsidiaries were contingently liable under letters of credit totaling $1,180,000. Further, the performance of certain of the Company's customer contracts is collateralized by performance guarantees totaling $4,422,000 by its subsidiaries' respective former parent organizations.

15.   RELATED PARTY TRANSACTIONS

   Upon consummation of the initial public offering on August 1, 1995, a management fee of $981 per day, previously due to certain stockholders, was eliminated. Such management fee, was included within selling, general and administrative expenses and amounted to $204,000 for year ended December 31, 1995 and $257,000 for the period from April 14, 1994 through December 31, 1996.

   Power Systems subleases office space to ManTech at market price based on square footage used. For the years ended December 31, 1996 and 1995 and for the period April 14 through December 31, 1994, such charges amounted to $67,000, $46,000 and $61,000 respectively. Power Systems purchased computer run-time from ManTech until April 1996; such charges amounted to $36,000, $63,000 and $89,000 in 1996 and 1995 and for the period April 14 through December 31, 1994, respectively. GPC historically has performed services as a subcontractor on certain GPI contracts and GPI may continue to subcontract with GPC from time to time. For the years ended December 31, 1996 and 1995 and for the period April 14 through December 31, 1994, such subcontract costs amounted to $0, $51,000 and $89,000, respectively.

   One of the Company's subsidiaries' bi-weekly payroll is processed by a company whose owner is also a shareholder of the Company. Expenses incurred for such payroll processing for the years ended December 31, 1996 and 1995 and for the period April 14, 1994 through December 31, 1994 were $62,000, $42,000 and $19,500, respectively. The Company subleases a portion of its facilities to this related party. Sublease payments by the related party were approximately $4,000, $3,000 and $1,500 for the years ended December 31, 1996 and 1995 and for the period April 14 through December 31, 1994, respectively.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.   RELATED PARTY TRANSACTIONS

   Upon consummation of the initial public offering on August 1, 1995, a management fee of $981 per day, previously due to certain stockholders, was eliminated. Such management fee, was included within selling, general and administrative expenses and amounted to $204,000 for year ended December 31, 1995 and $257,000 for the period from April 14, 1994 through December 31, 1996.

   Power Systems subleases office space to ManTech at market price based on square footage used. For the years ended December 31, 1996 and 1995 and for the period April 14 through December 31, 1994, such charges amounted to $67,000, $46,000 and $61,000 respectively. Power Systems purchased computer run-time from ManTech until April 1996; such charges amounted to $36,000, $63,000 and $89,000 in 1996 and 1995 and for the period April 14 through December 31, 1994, respectively. GPC historically has performed services as a subcontractor on certain GPI contracts and GPI may continue to subcontract with GPC from time to time. For the years ended December 31, 1996 and 1995 and for the period April 14 through December 31, 1994, such subcontract costs amounted to $0, $51,000 and $89,000, respectively.

   One of the Company's subsidiaries' bi-weekly payroll is processed by a company whose owner is also a shareholder of the Company. Expenses incurred for such payroll processing for the years ended December 31, 1996 and 1995 and for the period April 14, 1994 through December 31, 1994 were $62,000, $42,000 and $19,500, respectively. The Company subleases a portion of its facilities to this related party. Sublease payments by the related party were approximately $4,000, $3,000 and $1,500 for the years ended December 31, 1996 and 1995 and for the period April 14 through December 31, 1994, respectively.

   During 1996, the Company entered into an agreement with ManTech to provide consulting services in developing a long-term strategic growth plan. Consulting payments were $13,000 for the year ended December 31, 1996. The agreement also provided for a finder's fee to be paid by the Company to ManTech for any acquisitions made pursuant to this services arrangement. A finder's fee payment was made in the amount of $154,000 for the year ended December 31, 1996 in connection with the Company's acquisition of Erudite Software.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   During 1996, the Company entered into an agreement with ManTech to provide consulting services in developing a long-term strategic growth plan. Consulting payments were $13,000 for the year ended December 31, 1996. The agreement also provided for a finder's fee to be paid by the Company to ManTech for any acquisitions made during the period of the agreement. A finder's fee payment was made in the amount of $154,000 for the year ended December 31, 1996 in connection with the Company's acquisition of Erudite Software.

   In November 1993, the three founding shareholders of Erudite Software sold an aggregate of 2,000 shares of common stock on a pro-rata basis to two other individuals in exchange for demand notes totaling $200,000 with no stated interest rate. These notes were collateralized by the shares of common stock received by the two individuals. The founding shareholders immediately transferred the $200,000 in notes receivable from the new shareholders to Erudite Software in exchange for notes due from Erudite Software on demand with no stated interest rate. For financial reporting purposes, the notes receivable from the new shareholders were included as a part of stockholders' equity in the accompanying consolidated balance sheet until such time as the notes receivable were fully collected and the shares of common stock no longer represented collateral against the notes. For the years ended December 31, 1996 and 1995, the notes receivable from stockholders were reduced through cash receipts of $0 and $15,000, respectively, and through services provided to Erudite Software of $2,000 and $58,000. For the period April 14, 1994 to December 31, 1994, the notes receivable from stockholders were reduced through cash receipts of $25,000, and through services provided to Erudite Software of $50,000. The services provided to Erudite Software have been valued based upon salaries, bonuses and commissions earned by these two individuals. These notes receivable were reduced to $0 during the year ended December 31, 1995. For the years ended December 31, 1996 and 1995 cash payments to the founding shareholders in satisfaction of the note payable totaled $189,000 and $11,000, respectively. As of December 31, 1996 and 1995, the notes payable to the founding shareholders had a balance of $0 and $189,000, respectively.


16.   EMPLOYEE BENEFITS

   The Company currently maintains non-qualified and qualified supplemental defined benefit plans for certain retired employees. During 1996 the Company began the process of terminating the defined benefit plan. The IRS has issued a favorable determination letter and the Pension Benefit Guarantee Corporation is considering the plan termination. The plan is fully funded for all accrued benefits. The Company has recognized an expense of $124,000 during 1996 related to the termination of the plan. Net periodic pension expense of $29,000 was recognized for each of the periods ended December 31, 1995 and 1994. The recorded unfunded liability related to these plans was $0 as of December 31, 1996 and $132,000 as of December 31, 1995. Due to the immateriality of these plans, actuarial plan information has not been presented.

   The Company also has a qualified defined contribution plan that covers substantially all employees and complies with Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic matching contribution matches a portion of the participants' contributions based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contributions to the plan were approximately $671,000, $484,000, and $134,000 the years ended December 31, 1996 and 1995, and for the period April 14 through December 31, 1994, respectively.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   FINANCIAL INFORMATION BY GEOGRAPHIC AREA

   The Company operates in a single industry segment: it designs, develops and delivers business and technology solutions to the energy, process and manufacturing industries worldwide. Revenue, operating income and identifiable assets for the Company's United States, European and Asian operations are as follows (in thousands).

                                                                            YEAR ENDED DECEMBER 31, 1996
                                                 -----------------------------------------------------------------------------
                                                     UNITED STATES      EUROPE        ASIA       ELIMINATIONS     CONSOLIDATED
                                                     -------------      ------        ----       ------------     ------------
    Revenue.....................................        $ 83,263        $ 9,026     $  3,744      $      --         $ 96,033

    Transfers between geographic locations......             659             --         622          (1,281)              --
                                                         -------         ------      ------        ---------         -------

    Total revenue...............................        $ 83,922        $ 9,026     $ 4,366       $  (1,281)        $ 96,033
                                                         =======         ======      ======        =========         =======

    Income from operations......................        $  3,832        $ 1,267     $  (452)      $     198         $  4,845
                                                         =======         ======      ======        =========         =======
    Identifiable assets.........................        $ 54,584        $ 6,416     $ 3,057       $ (13,051)        $ 51,006
                                                         =======         ======      ======        =========         =======

                                                                          YEAR ENDED DECEMBER 31, 1995
                                                 ----------------------------------------------------------------------------
                                                  UNITED STATES      EUROPE         ASIA      ELIMINATIONS    CONSOLIDATED
                                                  -------------      ------         ----      ------------    ------------
    Revenue.....................................    $ 87,009        $ 7,050       $ 2,001       $    --         $ 96,060
    Transfers between geographic locations......       1,173            --             --         (1,173)             --
                                                     -------         ------        ------        --------        -------
    Total revenue...............................    $ 88,182        $ 7,050       $ 2,001       $ (1,173)       $ 96,060
                                                     =======         ======        ======        ========        =======

    Income from operations......................    $  5,028        $ 1,628       $     7       $   (351)       $  6,312
                                                     =======         ======        ======        ========        =======
    Identifiable assets.........................    $ 49,958        $ 7,298       $ 2,337       $ (4,905)       $ 54,688
                                                     =======         ======        ======        ========        =======

                                                            FOR THE PERIOD APRIL 14 THROUGH DECEMBER 31, 1994
                                                 ------------------------------------------------------------------------
                                                    UNITED STATES        EUROPE         ELIMINATIONS       CONSOLIDATED
                                                    -------------        ------         ------------       ------------
    Revenue.....................................      $ 32,851          $ 4,234         $     --             $ 37,085
    Transfers between geographic locations......           550               50             (600)                  --
                                                       -------           ------          --------             -------
    Total revenue...............................      $ 33,401          $ 4,284         $   (600)            $ 37,085
                                                       =======           ======          ========             =======

    Income from operations......................      $  1,132          $ 1,183         $   (600)            $  1,715
                                                       =======           ======          ========             =======
    Identifiable assets.........................      $ 40,623          $ 3,639         $ (2,150)            $ 42,112
                                                       =======           ======          ========             =======

   The Company has intercompany distribution arrangements with its subsidiaries. The basis of these arrangements, disclosed as transfers between geographic locations, is principally at market prices.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   Domestic and export sales from the Company's United States operations in thousands of dollars and as a percentage of revenue are as follows:

                                                                                                              FOR THE PERIOD
                                                             YEAR ENDED DECEMBER        YEAR ENDED           APRIL 14 THROUGH
                                                                  31, 1996           DECEMBER 31, 1995       DECEMBER 31, 1994
                                                                  --------           -----------------       -----------------
    Domestic                                                 $ 47,868    57.5%       $ 45,222     52.0%       $ 11,361    34.6%
    Export:
          Germany..........................................     9,236    11.1           8,039      9.2           6,336    19.3
          Remaining Western Europe.........................     2,806     3.4          12,400     14.3           5,578    17.0
          Russia...........................................     7,716     9.2           9,135     10.5           6,413    19.5
          Remaining Eastern Europe.........................    11,070    13.3           4,547      5.2             961     2.9
          Asia.............................................     3,910     4.7           6,853      7.9           2,202     6.7
          South America and others.........................       657     0.8             813      0.9              --      --
                                                              -------   ------        -------    ------        -------   ------
                                                             $ 83,263   100.0%       $ 87,009    100.0%       $ 32,851   100.0%
                                                              =======   ======        =======    ======        =======   ======

                      REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of
GSE Power Systems, Inc. and MSHI, Inc.


We have audited the consolidated statements of operations, stockholder's equity and cash flows for the period January 1, 1994 through April 13, 1994 of GSE Power Systems, Inc. (formerly Simulation, Systems & Services Technologies Company) and its immediate parent company, MSHI, Inc. (formerly a wholly-owned subsidiary of ManTech International Corporation). These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of GSE Power Systems, Inc. and its immediate parent company, MSHI, Inc. for the period January 1, 1994 through April 13, 1994, in conformity with generally accepted accounting principles.


                                        Coopers & Lybrand L.L.P.


Washington, D.C.
March 31, 1995

              SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                  (INCLUDING ITS IMMEDIATE PARENT MSHI, INC.)


  (FORMERLY A WHOLLY OWNED SUBSIDIARY OF MANTECH INTERNATIONAL CORPORATION)



                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (IN THOUSANDS)

                                                                   FOR THE PERIOD
                                                                   JANUARY 1, 1994
                                                                     TO APRIL 13,
                                                                          1994
                                                                   ---------------
Contract revenue ...............................................        $ 8,271
Cost of revenue ................................................          5,943
                                                                        -------
Gross profit ...................................................          2,328
Operating Expenses:
   Selling, general and administrative .........................          1,473
   Depreciation and amortization ...............................            324
                                                                        -------
   Total operating expenses ....................................          1,797
                                                                        -------
   Operating income ............................................            531
Interest expense ...............................................             40
Other income ...................................................             (3)
   Income before income taxes and cumulative                            -------
   effect of change in accounting principle ....................            494
Provision for income taxes .....................................            444
   Net income before cumulative effect                                  -------
   of change in accounting principle ...........................             50
Cumulative effect of change in accounting principle ............             --
                                                                        -------
   Net income ..................................................        $    50
                                                                        =======


       The accompanying notes are an integral part of these consolidated financial statements.

              SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                  (INCLUDING ITS IMMEDIATE PARENT MSHI, INC.)


   (FORMERLY A WHOLLY OWNED SUBSIDIARY OF MANTECH INTERNATIONAL CORPORATION)


                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                (IN THOUSANDS)


                                                COMMON      ADDITIONAL        RETAINED
                                                 STOCK    PAID-IN-CAPITAL     EARNINGS
                                                 -----    ---------------     --------

Balance, December 31, 1993 ..............            1                49          105

Net income ..............................           --                --           50
                                                 -----             -----        -----
Balance, April 13, 1994 .................         $  1              $ 49         $155
                                                 =====             =====        =====


      The accompanying notes are an integral part of these consolidated financial statements.

              SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                  (INCLUDING ITS IMMEDIATE PARENT MSHI, INC.)


  (FORMERLY A WHOLLY OWNED SUBSIDIARY OF MANTECH INTERNATIONAL CORPORATION)


                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                     FOR THE PERIOD
                                                                     JANUARY 1, 1994
                                                                       TO APRIL 13,
                                                                           1994
                                                                     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................      $    50
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization ....................................          324
Adjustments to reconcile net income to net cash provided
  by operating activities:
 Contract receivables ............................................       (1,683)
 Inventories .....................................................          (13)
 Foreign currency options ........................................          472
 Prepaid expenses and other current assets .......................         (223)
 Deferred tax assets .............................................          942
 Other assets ....................................................           --
 Accounts payable ................................................         (257)
 Accrued salaries ................................................          (90)
 Billings in excess of revenue earned ............................        5,228
 Accrued facility costs ..........................................          (14)
 Accrued contract and warranty reserves ..........................       (1,536)
 Accrued retirement ..............................................            9
                                                                         ------
Net cash (used in) provided by operating activities ..............        3,209
                                                                         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of S3 Technologies, net of acquired cash ................           --
Purchase of property and equipment ...............................         (276)
Investment in joint ventures .....................................           --
                                                                         ------
Net cash used in investing activities ............................         (276)
                                                                         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings .......................................................        2,719
Repayment of borrowings ..........................................         (208)
Proceeds from sale of common stock ...............................           --
Principal payments under capital lease ...........................          (15)
Increase (decrease) in payable to stockholder ....................       (5,487)
                                                                         ------
Net cash provided by (used in) financing activities ..............       (2,991)
                                                                         ------
Net increase (decrease) in cash and cash equivalents .............          (58)
Cash and cash equivalents at beginning of period .................           58
                                                                         ------
Cash and cash equivalents at end of period .......................      $     0
                                                                         ======


       The accompanying notes are an integral part of these consolidated financial statements.

              SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                  (INCLUDING ITS IMMEDIATE PARENT MSHI, INC.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS

   Simulation, Systems & Services Technologies Company is a designer, developer and supplier of high fidelity real-time simulation software, systems and services in the energy and manufacturing industries.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

   The accompanying consolidated financial statements represent the accounts of Simulation, Systems & Services Technologies Company and its immediate parent MSHI, Inc. (together referred to as "S3 Technologies"). MSHI, Inc. was a wholly-owned subsidiary of ManTech International Corporation ("ManTech") until April 13, 1994, at which time it became part of GSE Systems, Inc. (See Note 11.) All intercompany transactions have been eliminated.

   The consolidated financial statements presented reflect allocations of costs for general and administrative expenses and income taxes. Such costs and expenses have been allocated to the Company based on actual usage or other methods (i.e., proportional allocational method) that approximate actual usage. Management believes that the allocation methods used are reasonable and that allocated costs and expenses approximate what such amounts would be if the Company had operated on a stand alone basis.

   Property and equipment are depreciated using the straight-line method with estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter, using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

   Intangible assets consist of amounts relating to goodwill, backlog and proposal values, all arising from acquisitions. These amounts are amortized on a straight-line basis over periods ranging from three to four years for backlog and proposal values and fifteen years for goodwill.

              SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                  (INCLUDING ITS IMMEDIATE PARENT MSHI, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition

   Revenue under long-term fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses and the cumulative effect of any change is recognized in the period in which the change is determined. Estimated losses are charged against earnings in the period such losses are identified. Revenues from sales of other products are recorded when the products are shipped. The Company has no significant vendor obligations or collectibility risk associated with its product sales.

Research and development

   Development expenditures incurred to meet customer specifications under contracts accounted for under the percentage of completion method are charged to contract costs. Company sponsored research and development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored research and development activities relating to the development of new products and services or the improvement of existing products and services were approximately $343,000 for the period from January 1, 1994 through April 13, 1994.

Warranties

   As the Company recognizes revenue under the percentage of completion method, it provides an accrual for estimated future warranty costs on historical and projected claims experience.

Income Taxes

   Through April 13, 1994, the Company was included in the consolidated federal income tax returns of ManTech. As such, the income and losses generated by the Company are used on an annual basis to reduce the overall tax liability of the other members of the consolidated group. The Company is reimbursed for the benefit provided to the consolidated group.

   The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective January 1, 1992 and the cumulative effect of this change is reflected in the statement of operations. Under this standard, deferred income taxes are provided under the asset and liability method. This method requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense consists of the Company's current liability, computed on a separate company basis, for federal and state income taxes and the change in the Company's deferred income tax assets and liabilities.

              SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                  (INCLUDING ITS IMMEDIATE PARENT MSHI, INC.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Concentration of credit risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy and manufacturing industries. The Company performs credit evaluation before extending credit and may require letters of credit, bank guarantees or advance payments. Thereafter, the Company continues to monitor its contract receivables exposure after giving effect to letters of credit, bank guarantees, the status of the work performed on the contract, or its customers' financial condition.

Off balance sheet risk and foreign exchange contracts

   The Company enters into forward exchange contracts and options as a hedge against certain foreign currency commitments. The Company also enters into letters of credit and performance guarantees in the ordinary course of business as required by certain contracts and proposal requirements.

   A significant portion of the Company's international revenue is received in a currency other than the currency in which the expenses relating to such revenue are paid. The Company attempts to offset or "hedge" its foreign currency exposure primarily by entering into foreign currency exchange agreements and purchasing foreign currency options. The former require the Company on a specified date, or during a specified period to exchange a set amount of foreign currency for United States dollars or another base currency at a specified exchange rate. The latter provide the Company with the option to exchange foreign currency for United States dollars or another base currency during a specified period or at a specified exchange rate. The Company utilizes these foreign exchange agreements and options only to reduce the impact of foreign currency fluctuations on its operating results and does not engage in foreign currency speculation. Foreign exchange contracts do not expose the Company to material risk because any losses on the contracts are offset by gains on the value of the foreign receivables being hedged. Foreign exchange options do not expose the Company to material risk since the Company has the right not to exercise the option.

   Foreign exchange contacts have an element of risk that the counterparty may not be able to meet the terms of the agreement. However, the Company minimizes such risk exposure by limiting counterparties to Paine Webber Financial Products Inc. and NationsBank, N.A. ("NationsBank"). Management believes that the risk of incurring such losses is immaterial. The Company has also entered into foreign exchange option contracts with NationsBank which permit but do not require the Company to exchange foreign currencies at a future date with the bank at a contracted exchange rate. Costs associated with such contracts are amortized over the life of the contract matching the underlying receipts.

   The fair values of foreign exchange forward contracts and foreign exchange options are estimated by obtaining quotes for such contracts with similar terms, adjusted where necessary for maturity differences. However, such fair values are offset by gains or losses on assets and liabilities hedged by such contracts and options. Furthermore, the costs of the contracts and options are included in the Company's estimates of costs and earnings on its long-term fixed price contracts. Accordingly, there is no significant difference between the recorded value and fair value of the Company's net foreign exchange position.

   Fixed-price contracts generated 89% of total revenue for the period from January 1, 1994 through April 13, 1994.

              SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                  (INCLUDING ITS IMMEDIATE PARENT MSHI, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   DEPRECIATION AND AMORTIZATION EXPENSE

   Depreciation expense for the period January 1, 1994 through April 13, 1994, was $148,000.

   Amortization expense for the period from January 1, 1994 through April 13, 1994 was $176,000.


5.   CAPITAL LEASE EXPENSE

   Interest paid under this lease was $8,000 for the period from January 1, 1994 through April 13, 1994.


6.   INCOME TAXES

   The provisions (benefit) for income taxes on pre-tax earnings are as follows (in thousands):


                                                       FOR THE PERIOD
                                                          JANUARY 1,
                                                         TO APRIL 13,
                                                              1994
                                                              ----
Current tax expense (benefit)......................         $ (498)
Deferred tax expense...............................            942
                                                               ---
   Total provision (benefit).......................         $  444
                                                               ===

   The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income as a result of the following:

                                                       FOR THE PERIOD
                                                          JANUARY 1,
                                                         TO APRIL 13,
                                                             1994
                                                             ----
Statutory U.S. tax rate..........................            34.0%
Increase (decrease) in rate resulting from:
    State taxes, net of Federal benefit..........             2.8%
    Change in the valuation allowance............            52.8%
    Goodwill amortization........................             0.2%
    Other........................................             0.1%
                                                             -----
         Effective tax rate......................            89.9%
                                                             =====

    At April 13, 1994 the Company had available $3,962,000 of net operating loss carryforwards which expire in 2007. These carryforwards will be utilized to reduce taxable income in subsequent years. The net operating losses were generated prior to the acquisition of the Company and there are limitations on the amounts that can be utilized to offset taxable income in a given year.


7.   RETIREMENT PLANS

    The Company maintains a non-qualified supplemental defined benefit pension plan for certain retired employees. The amounts related to this plan are not material.

    The Company also maintains a qualified defined benefit pension plan for certain union employees. Pension

              SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                  (INCLUDING ITS IMMEDIATE PARENT MSHI, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


expense for this plan was $29,000 for the period from January 1, 1994 through April 13, 1994.

    The Company established a qualified defined contribution plan during the first quarter of 1993, which covers substantially all employees, that complies with Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic matching contribution matches a portion of the participants' contributions based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contributions to the plan were $63,000 for the period from January 1, 1994 through April 13, 1994.


8.   RENT EXPENSE

    Rent expense totaled $404,000 for the period from January 1, 1994 through April 13, 1994. Rent expense is net of amortization of $167,000 for the period ended April 13, 1994 for excess facility costs.


9.   RELATED PARTY TRANSACTIONS

    Corporate allocations for overhead and general and administrative expenses were $145,000 for the period from January 1, 1994 through April 13, 1994.


10.   GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

    The Company earns a significant portion of its revenues from contracts outside of the United States, although it has no foreign operations. Revenues from these international sales are as follows (in thousands):

                                                      FOR THE PERIOD
                                                        JANUARY 1,
                                                       TO APRIL 13,
                                                           1994
                                                      --------------
Germany............................................       $2,247
Russia.............................................          714
Remaining Europe...................................        1,330
China..............................................           28
South Korea........................................        1,140
Taiwan.............................................          398
Remaining Asia.....................................            9
Other regions......................................           --
                                                          ------
   Total international revenues....................       $5,866
                                                          ======

    No customer accounted for 10% or more of revenues for the period January 1, 1994 through April 13, 1994.


11.   FORMATION OF GSE SYSTEMS, INC.

    On April 13, 1994, the parent companies of the Company, GP International Engineering & Simulation, Inc., and EuroSim AB consolidated the operations of these subsidiaries into a new company, GSE Systems, Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholder of
GP International Engineering & Simulation, Inc.


We have audited the statements of operations, stockholder's deficit and cash flows of GP International Engineering & Simulation, Inc. (the "Company"), formerly a wholly-owned subsidiary of GPS Technologies, Inc. (now known as SGLG, Inc.), for the period January 1, 1994 through April 13, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GP International Engineering & Simulation, Inc. for the period January 1, 1994 through April 13, 1994, in conformity with generally accepted accounting principles.

                                        COOPERS & LYBRAND L.L.P.


Washington, D.C.
March 31, 1995

                GP INTERNATIONAL ENGINEERING & SIMULATION INC.
         (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF GPS TECHNOLOGIES, INC.
                           (NOW KNOWN AS SGLG, INC.))


                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                       FOR THE PERIOD
                                                                                          JANUARY 1,
                                                                                       THROUGH APRIL 13,
                                                                                             1994
                                                                                       -----------------
Contract revenue....................................................................      $ 3,642
Cost of revenue.....................................................................        2,905
                                                                                            -----
                                                                                              737

Operating expenses:
        Selling, general and administrative.........................................          381
        Depreciation and amortization...............................................           26
                                                                                            -----
                                                                                              407
                                                                                              ---

                                                                                              330
Other expenses......................................................................            3
                                                                                            -----
                                                                                              327

Provision for income taxes..........................................................          121
                                                                                            -----
        Net income .................................................................      $   206
                                                                                            =====

  The accompanying notes are an integral part of these financial statements.

                 GP INTERNATIONAL ENGINEERING & SIMULATION INC.
           (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF GPS TECHNOLOGY INC.
                          (NOW KNOWN AS SGLG, INC.))




                      STATEMENT OF STOCKHOLDER'S DEFICIT
                                (IN THOUSANDS)


                                                                                                    COMMON     ACCUMULATED
                                                                                                     STOCK       DEFICIT
                                                                                                     ------     -----------
Balance, December 31, 1993....................................................................        $   1      $  (3,656)
Net income....................................................................................           --            206
                                                                                                      -----       --------
Balance, April 13, 1994.......................................................................        $   1      $  (3,450)
                                                                                                      =====       ========




  The accompanying notes are an integral part of these financial statements.

                 GP INTERNATIONAL ENGINEERING & SIMULATION INC.
           (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF GPS TECHNOLOGY INC.
                          (NOW KNOWN AS SGLG, INC.))



                           STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                             FOR THE PERIOD
                                                                               JANUARY 1,
                                                                             THROUGH APRIL 13,
                                                                                   1994
                                                                             -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .................................................................   $ 206
   Adjustments to reconcile net income to net cash used in
      operating activities:
        Depreciation and amortization .........................................     146
        Change in assets and liabilities:
          Contract receivables ................................................    (153)
          Prepaid expenses and other ..........................................      (9)
          Accounts payable ....................................................     537
          Accrued salaries and related expenses ...............................    (168)
          Billings in excess of revenue earned ................................    (893)
          Accrued warranty reserves ...........................................     281
          Accrued contract reserves ...........................................    (146)
                                                                                  -----
Net cash used in operating activities .........................................    (199)
                                                                                  -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, equipment, and software .............................     (39)
                                                                                  -----
Net cash used in investing activities .........................................     (39)
                                                                                  -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to GPS Technologies, Inc. ..............................................     225
                                                                                  -----
Net cash provided by financing activities .....................................     225
                                                                                  -----

Net decrease in cash and cash equivalents .....................................     (13)
Cash and cash equivalents at beginning of period ..............................      13
                                                                                  -----
Cash and cash equivalents at end of period ....................................   $  --
                                                                                  ======

  The accompanying notes are an integral part of these financial statements.

                 GP INTERNATIONAL ENGINEERING & SIMULATION INC.
           (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF GPS TECHNOLOGY INC.
                          (NOW KNOWN AS SGLG, INC.))


                        NOTES TO FINANCIAL STATEMENTS


1.   BUSINESS

     GP International Engineering & Simulation, Inc. ("GPI") is a designer, developer and supplier of high fidelity real-time simulation software, systems and services in the energy and manufacturing industries.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

   The accompanying financial statements represents the accounts of GPI, a wholly owned subsidiary of GPS Technologies, Inc. (hereinafter "GPS" and now known as SGLG, Inc.), until April 13, 1994, at which time it became part of GSE Systems, Inc. (See Note 8.)

   The financial statements presented reflect allocations of costs of shared facilities, overhead, general and administrative expenses and income taxes. Such costs and expenses have been allocated to the Company based on actual usages or other methods (i.e., proportional cost allocation method) that approximate actual usage. Management believes that the allocation methods used are reasonable and that allocated costs and expenses approximate what such amounts would be if the Company had operated on a standalone basis.

Revenue recognition

   Revenue under long-term fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses and the cumulative effect of any change is recognized in the period in which the change is determined. Estimated losses are charged against earnings in the period such losses are identified. The remaining liability for contract costs to be incurred in excess of contract revenue is reflected as accrued contract reserves in the Company's balance sheet. Revenue from sales of other products is recorded when the products are shipped. The Company has no significant vendor obligations or collectibility risk associated with its product sales.

Software development amortization

   Amortization of software development costs is computed using the straight-line method over the estimated economic life of the product of five years. Amortization expense was approximately $120,000 for the period January 1, 1994 through April 13, 1994.

                 GP INTERNATIONAL ENGINEERING & SIMULATION INC.
           (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF GPS TECHNOLOGY INC.
                          (NOW KNOWN AS SGLG, INC.))


                        NOTES TO FINANCIAL STATEMENTS


Research and development

   Development expenditures incurred to meet customer specifications under contracts accounted for under the percentage of completion method are charged to contract costs. Company sponsored research and development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for research and development activities relating to the development of new products and services or the improvement of existing products and services were approximately $203,000 for the period January 1, 1994 through April 13, 1994.

Warranties

   As the Company recognizes revenue under the percentage of completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience.

Income Taxes

   The Company was included in the consolidated federal income tax return of GPS. As such, the income and losses generated by the Company are used on an annual basis to reduce the overall tax liability of the other members of the consolidated group. The Company is reimbursed for the benefit provided to the consolidated group. The Company files separate income tax returns in the state jurisdictions in which it operates.

   GPS allocates its federal consolidated tax provision (benefit) to its subsidiaries based on each subsidiary's proportionate share of its income or loss to the consolidated totals, after adjusting for each subsidiary's permanent differences arising between financial and tax reporting basis. The allocated tax provision (benefit) approximates the Company's tax provision (benefit) had income taxes been calculated on a standalone basis. The resulting income tax payable (or receivable) is recorded as an intercompany amount due to (or from) GPS.

Concentration of credit risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy and manufacturing industries. The Company performs credit evaluation before extending credit and may require letters of credit, bank guarantees or advance payments. Thereafter, the Company continues to monitor its contract receivables exposure after giving effect to letters of credit, bank guarantees, the status of the work performed on the contract, and its customer's financial condition.

Off balance sheet risk and foreign exchange contracts

   GPS has entered into forward exchange contracts on behalf of the Company. Foreign exchange forward contracts are legal agreements between two parties to purchase and sell a foreign currency for a price specified at the contract date, with delivery and settlement in the future. The Company uses such contracts to hedge risk of changes in foreign currency exchange rates associated with certain assets, liabilities and firm future revenue commitments denominated in foreign currency.

                GP INTERNATIONAL ENGINEERING & SIMULATION INC.
          (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF GPS TECHNOLOGY INC.
                          (NOW KNOWN AS SGLG, INC.))


                        NOTES TO FINANCIAL STATEMENTS

3.   DEPRECIATION EXPENSE

   Depreciation expense for the period January 1, 1994 through April 13, 1994 was $26,000.


4.   INCOME TAXES

   The provisions (benefit) for income taxes were as follows (in thousands):

                                                                               FOR THE PERIOD
                                                                                  JANUARY 1,
                                                                              THROUGH APRIL 13,
                                                                                     1994
                                                                                     ----
Current provision (benefit)..............................................           $  (1)
Deferred provision (benefit).............................................             122
                                                                                      ---
                                                                                    $ 121
                                                                                      ===

   The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income as a result the following:

                                                                               FOR THE PERIOD
                                                                                  JANUARY 1,
                                                                               THROUGH APRIL 13,
                                                                                     1994
                                                                                     ----
Statutory U.S. tax rate.......................................................        34.0%
State taxes, net of Federal benefit............................................        2.7%
                                                                                      ----
                                                                                      36.7%
                                                                                      ====


   At April 13, 1994, the Company had available $256,000 of net operating loss carryforwards that will expire by 2008. These carryforwards will be utilized to reduce taxable income in subsequent years.


5.   RETIREMENT PLANS

   The Company has a qualified defined contribution plan that covers substantially all employees and complies with Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic matching contribution matches a portion of the participants' contributions based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contribution to the plan was $24,000 for the period January 1, 1994 through April 13, 1994.

                 GP INTERNATIONAL ENGINEERING & SIMULATION INC.
           (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF GPS TECHNOLOGY INC.
                          (NOW KNOWN AS SGLG, INC.))


                        NOTES TO FINANCIAL STATEMENTS


6.   RELATED PARTY TRANSACTIONS

   Corporate allocations for overhead and general and administrative expenses were $244,000 the period January 1 through April 13, 1994.


7.   GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

   The Company earns a significant portion of its revenues from contracts outside of the United States, although it has no foreign operations. Revenues from these international sales were as follows (in thousands):

                                                                                    FOR THE PERIOD
                                                                                      JANUARY 1,
                                                                                   THROUGH APRIL 13,
                                                                                         1994
                                                                                   ------------------
Taiwan..........................................................................      $   57
Czech Republic..................................................................         286
Great Britain...................................................................         642
Russia..........................................................................       1,801
Other regions...................................................................         366
                                                                                       -----
 Total international revenues                                                         $3,152
                                                                                       =====


   The Company earned revenues of $642,000 from a customer for the period January 1, 1994, through April 13, 1994. The Company earned revenues of $1,741,000 from a second customer during the period January 1, 1994 through April 13, 1994.


8.   FORMATION OF GSE SYSTEMS, INC.

   On April 13, 1994, the parent companies of the Company, Simulation, Systems & Services Technologies Company and EuroSim AB consolidated the operations of these subsidiaries into a new company, GSE Systems, Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Director and Stockholder of
GSE Power Systems AB

We have audited the statements of operations, stockholder's equity and cash flows of GSE Power Systems AB (formerly EuroSim AB) (the "Company"), formerly a wholly-owned subsidiary of Vattenfall Engineering AB, for the period from January 1, 1994 through April 13, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GSE Power Systems AB for the period from January 1, 1994 through April 13, 1994, in conformity with accounting principles generally accepted in the United States.


                                         COOPERS & LYBRAND


Stockholm, Sweden
April 21, 1995

                                  EUROSIM AB
       (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF VATTENFALL ENGINEERING AB)


                           STATEMENT OF OPERATIONS
                                (IN THOUSANDS)

                                                                                   FOR THE PERIOD
                                                                                      JANUARY 1,
                                                                                   THROUGH APRIL 13,
                                                                                         1994
                                                                                   -----------------
Contract revenue.......................................................                 $1,597
Cost of revenue........................................................                    734
                                                                                        ------
    Gross profit.......................................................                    863
                                                                                        ------

Operating expenses:
    Selling, general and administrative................................                    440
    Depreciation and amortization......................................                     29
                                                                                        ------
                                                                                           469
                                                                                        ------
                                                                                           394
Interest Expense.......................................................                      1
Other income...........................................................                    (43)
                                                                                        ------
    Income before income taxes.........................................                    436
Provision for income taxes.............................................                    122
                                                                                        ------
    Net income ........................................................                 $  314
                                                                                        ======


  The accompanying notes are an integral part of these financial statements.

                                  EUROSIM AB
       (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF VATTENFALL ENGINEERING AB)



                      STATEMENT OF STOCKHOLDER'S EQUITY
                                (IN THOUSANDS)

                                                                                ADDITIONAL      FOREIGN
                                                                    COMMON       PAID-IN      TRANSLATION      RETAINED
                                                                    STOCK        CAPITAL       ADJUSTMENT      EARNINGS
                                                                    --------     --------     -----------     ----------
Balance, December 31, 1993....................................        $ 175       $ 210         $ (96)           $   64
Net Income....................................................           --          --            --               314
Translation adjustment........................................           --          --             8                --
                                                                       ----        ----          ----             -----
Balance, April 13, 1994.......................................        $ 175       $ 210         $ (88)           $  378
                                                                       ====        ====          ====             =====


  The accompanying notes are an integral part of these financial statements.

                                  EUROSIM AB
      (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF VATTENFALL ENGINEERING AB)



                            STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                      FOR THE PERIOD
                                                                                         JANUARY 1,
                                                                                         THROUGH
                                                                                      APRIL 13, 1994
                                                                                      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...............................................................            $   314
   Adjustments to reconcile net income
     to net cash provided by
      operating activities:
      Depreciation and amortization..........................................                 29
         Change in assets and liabilities:
Contract receivables..........................................................              (577)
Prepaid expenses and other current assets.....................................                66
Accounts payable..............................................................               158
Accrued expenses..............................................................               (25)
Income tax payable............................................................               122
Billings in excess of revenue earned..........................................               617
Accrued contract reserves.....................................................               381
                                                                                          ------
Net cash provided by operating activities                                                  1,085
                                                                                          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.......................................                (36)
                                                                                          ------
Net cash used in investing activities........................................                (36)
                                                                                          ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in amounts due to stockholder....................................             (1,287)
                                                                                          ------
Net cash used in financing activities........................................             (1,287)
                                                                                          ------
Effects of exchange rate on cash.............................................                  8
                                                                                          ------
Net decrease in cash and cash equivalents....................................               (230)
Cash and cash equivalents at beginning of period.............................              2,500
                                                                                          ------
Cash and cash equivalents at end of period...................................            $ 2,270
                                                                                          ======



  The accompanying notes are an integral part of these financial statements.

                                  EUROSIM AB
       (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF VATTENFALL ENGINEERING AB)

                         NOTES TO FINANCIAL STATEMENTS


1.   BUSINESS

   EuroSim AB ("EuroSim" or the "Company") is a designer, developer and supplier of high fidelity real-time simulation software, systems and services for the energy and manufacturing industries.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

   The accompanying financial statements represent the accounts of EuroSim. EuroSim was a wholly-owned subsidiary of Vattenfall Engineering AB ("Vattenfall Engineering") until April 13, 1994, at which time it became a wholly-owned subsidiary of GSE Systems, Inc. (See Note 11.) Vattenfall Engineering was wholly-owned by Vattenfall AB ("Vattenfall") and was absorbed by Vattenfall effective January 1, 1995. Effective January 1, 1992, Vattenfall became a government-owned Swedish corporation. Prior to January 1, 1992, Vattenfall was a public entity governed by special public rules.

   The Company was formed in 1990. The Company's records are maintained in accordance with Swedish laws and reporting requirements. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and have been translated into U.S. dollars.

   The financial statements presented reflect allocations of costs of services, insurance and consulting fees for all periods presented. Such costs and expenses have been allocated to the Company based on actual usage. Management believes that the allocation methods used are reasonable and that allocated costs and expenses approximate what such amounts would be if the Company had operated on a stand-alone basis.

Foreign currency translation

   The functional currency for the Company's operations is the Swedish krona. The translation from Swedish krona to U.S. dollars is performed for the balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded directly into a separate component of stockholder's equity.

Contributions to and from Vattenfall Engineering

   The Company has given group contributions to Vattenfall Engineering during 1993. Group contributions are principally made to transfer taxable income from one group entity with the objective of reducing the group's total current tax expenses. These contributions lead to a taxable income for the recipient and a taxable expense for the donor. The Company's annual current tax expense has therefore been impacted by the group contributions. Since the contributions are permanent differences for tax purposes, no deferred tax accounting related to group contributions has been applied.

   For Swedish statutory reporting purposes, group contributions are accounted for as an appropriation in the statement of operations. This accounting methodology is utilized primarily to obtain an agreement between a company's financial statement income and taxable income. Group contributions are thus not related to a company's operations. For U.S. GAAP purposes, group contributions provided have been treated as a transfer from stockholder's equity.

                                  EUROSIM AB
       (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF VATTENFALL ENGINEERING AB)

                         NOTES TO FINANCIAL STATEMENTS


Cash and cash equivalents

   Cash and cash equivalents consist of cash on hand and short-term, highly liquid investments with original maturity dates of less than three months at the date of purchase.

Property and equipment

   Property and equipment are recorded at cost and depreciated using the straight-line method with estimated useful lives ranging from three to five years. Upon sale or retirement, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

Revenue recognition

   Revenue under long-term, fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses and the cumulative effect of any change is recognized in the period in which the change is determined. Estimated losses are charged against earnings in the period such losses are identified. The remaining liability for contract costs to be incurred in excess of contract revenue is reflected as accrued contract reserves in the Company's balance sheet. Revenue from sales of other products is recorded when the products are shipped. The Company has no significant vendor obligations or collectibility risk associated with its product sales.

Research and development

   Company sponsored research and development expenditures under contracts accounted for under the percentage of completion method are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored research and development activities relating to the development of new products and services or the improvement of existing products and services were approximately $1,000 for the period from January 1, 1994 through April 13, 1994.

Warranties

   As the Company recognizes revenue under the percentage of completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience.

Income taxes

   Deferred income taxes are provided under the asset and liability method. This method requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense consists of the Company's current liability for income taxes and the change in the Company's deferred income tax assets and liabilities.

                                  EUROSIM AB
       (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF VATTENFALL ENGINEERING AB)

                         NOTES TO FINANCIAL STATEMENTS



Concentration of credit risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and contract receivables. The Company restricts investments of temporary cash to financial institutions with high credit standing. Credit risk on contract receivables is mitigated by its credit policies. The Company's customers are concentrated in Japan and in the energy and manufacturing industries. The Company performs credit evaluations before extending credit and may require letters of credit, bank guarantees or advance payments. Thereafter, the Company continues to monitor its contract receivables exposure after giving effect to letters of credit, bank guarantees, the status of the work performed on the contract and its customers' financial condition.

Off balance sheet risk and foreign exchange contracts

   Vattenfall Engineering has entered into forward exchange contracts on behalf of the Company as a hedge against certain foreign currency commitments. Forward exchange contracts are legal agreements between two parties to purchase and sell different currencies, for a price specified at the contract date, with delivery and settlement in the future. The Company uses such contracts to hedge risk of changes in currency exchange rates associated with certain assets, liabilities and firm future revenue commitments denominated in a different currency.


3.   CONTRACT RECEIVABLES AND BILLINGS IN EXCESS OF REVENUE EARNED

   Fixed-price contracts generated approximately 100% of total sales for the period from January 1, 1994 through April 13, 1994.


4.   DEPRECIATION EXPENSE

   Depreciation expense for the period from January 1, 1994 through April 13, 1994 was $29,000.


5.   INCOME TAXES

   The provisions (benefit) for income taxes on pre-tax earnings were as follows (in thousands):

                                                                           FOR THE PERIOD
                                                                             JANUARY 1,
                                                                         THROUGH APRIL 13,
                                                                               1994
                                                                         ------------------
Current tax expense (benefit).........................................       $ 122
Deferred tax expense (benefit)........................................          --
                                                                             -----
                                                                             $ 122
                                                                             =====

                                  EUROSIM AB
       (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF VATTENFALL ENGINEERING AB)

                         NOTES TO FINANCIAL STATEMENTS


   The provision for income taxes varies from the amount of income tax determined by applying the applicable domestic statutory tax rate to pre-tax income as a result of the following:

                                                                          FOR THE PERIOD
                                                                            JANUARY 1,
                                                                        THROUGH APRIL 13,
                                                                              1994
                                                                        -----------------
Statutory tax rate....................................................          28%
Effective tax rate....................................................          28%
                                                                                ===

   Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.


6.   RETIREMENT PLANS

   The Company employees are covered by compulsory and voluntary pension plans. The amount paid by the Company was $18,000 for the period January 1, 1994 to April 13, 1994.


7.   RENT EXPENSE

   Rent expense totaled $47,000 for the period from January 1, 1994 through April 13, 1994.


8.   RELATED PARTY TRANSACTIONS

   The components of allocated expenses included in the Company's statement of operations are as follows (in thousands):

                                                                                    FOR THE PERIOD
                                                                                      JANUARY 1,
                                                                                  THROUGH APRIL 13,
                                                                                         1994
                                                                                  -----------------
Overhead and general and administrative expenses..............................         $   82
Interest income (expense), net................................................             42
                                                                                        -----
     Total                                                                             $   40
                                                                                        =====


9.   RESTRICTION ON RETAINED EARNINGS

   Under the provisions of the Swedish Companies Act a legal reserve must be established in an amount equal to 20% of the share capital. This reserve is established by appropriating 10% of the statutory net income each year until the prescribed amount has been appropriated. The legal reserve may be used to absorb deficit, but usually may not be distributed as dividends.

                                  EUROSIM AB
       (FORMERLY A WHOLLY-OWNED SUBSIDIARY OF VATTENFALL ENGINEERING AB)

                         NOTES TO FINANCIAL STATEMENTS

 10. GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

   The Company earns a significant portion of its revenue from contracts in Japan, although it has no operations in that country. Revenues from these Japanese contracts totaled $1,565,000 for the period January 1, 1994 through April 13, 1994.

   The Company earned revenues of $1,134,000 from one customer during the period January 1 through April 13, 1994.


11.   FORMATION OF GSE SYSTEMS, INC.

   On April 13, 1994, the parent companies of the Company, Simulation, Systems & Services Technologies Company and GP International Engineering & Simulation, Inc. consolidated the operations of these subsidiaries into a new company, GSE Systems, Inc.

                               GSE SYSTEMS, INC.
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996



   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                               GSE SYSTEMS, INC.
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

PART III


The information required in response to Items 10, 11, 12 and 13 is hereby incorporated by reference to the information under the captions "Election of Directors", "Principal Executive Officers of the Company Who Are Not Also Directors", "Executive Compensation", "Voting Securities and Principal Stockholders", "Security Ownership of Management", and "Certain Related Transactions" in the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   List of Financial Statements

         The following financial statements are included in item 8:

GSE SYSTEMS, INC. AND SUBSIDIARIES

  Report of Independent Accountants
  Consolidated Balance Sheets as of December 31, 1996 and 1995
  Consolidated Statements of Operations for the years ended December 31, 1996 and 1995 and for the period April 14, 1994 through December 31, 1994 Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
      December 31, 1995 and 1996 and for the period April 14, 1994 through December 31, 1994
  Consolidated Statements of Cash Flows for the years ended December 31,
      1996 and 1995 and the period April 14, 1994 through December 31, 1994 Notes to Consolidated Financial Statements

SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY AND MSHI, INC.

  Report of Independent Accountants
  Consolidated Statement of Operations for the period January 1, 1994 through
      April 13, 1994
  Consolidated Statement of Stockholder's Equity for the period January 1,
      1994 through April 13, 1994
  Consolidated Statement of Cash Flows for the period January 1, 1994 through
      April 13, 1994
  Notes to Consolidated Financial Statements

GP INTERNATIONAL ENGINEERING & SIMULATION, INC.

  Report of Independent Accountants
  Statement of Operations for the period January 1, 1994 through April 13,
      1994
  Statement of Stockholder's Deficit for the period January 1, 1994 through April 13, 1994
  Statement of Cash Flows for the period January 1, 1994 through April 13,
      1994
  Notes to Financial Statements

EUROSIM AB

  Report of Independent Accountants
  Statement of Operations for the period January 1, 1994 through April 13,
       1994
  Statement of Stockholder's Equity for the period January 1, 1994 through
       April 13, 1994
  Statement of Cash Flows for the period January 1, 1994 through April 13, 1994 Notes to Financial Statements

(a)(2)   List of Schedules

         All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(a)(3)   List of Exhibits

         The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)   Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GSE Systems, Inc.

                                      By:  /s/   William E. Kuhlmann
                                           --------------------------------
                                                 WILLIAM E. KUHLMANN
                                                Chairman of the Board,
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.



                   SIGNATURES                                             TITLE                                 DATE
                   ----------                                             -----                                 ----

   /s/        WILLIAM E. KUHLMANN                   Chairman of the Board and Chief Executive Officer
   ------------------------------------                       (Principal Executive Officer)
              WILLIAM E. KUHLMANN                                                                              March 31, 1997





   /s/       MICHAEL J. CROMWELL III                    Vice-Chairman of Board of and Senior Vice-President     March 31, 1997
   ------------------------------------                    (Principle Financial and Accounting Officer)
             MICHAEL J. CROMWELL III



   /s/        ROLF M.G. FALKENBERG                                Director and President                        March 31, 1997
   ------------------------------------
              ROLF M.G. FALKENBERG



   /s/        EUGENE D. LOVERIDGE                            Director and Senior Vice-President                 March 31, 1997
   ------------------------------------
              EUGENE D. LOVERIDGE



   /s/        LARS-GORAN MEJVIK                               Director and Senior Vice President                 March 31, 1997
   ------------------------------------
              LARS-GORAN MEJVIK

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996




                   SIGNATURES                                             TITLE                                 DATE
                   ----------                                             -----                                 ----


   /s/     HANS I. EBENFELT                                            Director                          March 31, 1997
   ----------------------------------
           HANS I. EBENFELT



   /s/     JEROME I. FELDMAN                                           Director                          March 31, 1997
   ----------------------------------
           JEROME I. FELDMAN



   /s/     SHELDON L. GLASHOW                                          Director                          March 31, 1997
   ----------------------------------
           SHELDON L. GLASHOW



   /s/     DAVID E. JEREMIAH                                           Director                          March 31, 1997
   ----------------------------------
           DAVID E. JEREMIAH



   /s/     GEORGE J. PEDERSEN                                          Director                          March 31, 1997
   ----------------------------------
           GEORGE J. PEDERSEN



   /s/     MARTIN M. POLLAK                                            Director                          March 31, 1997
   ----------------------------------
           MARTIN M. POLLAK



   /s/     SYLVAN SCHEFLER                                             Director                          March 31, 1997
   ----------------------------------
           SYLVAN SCHEFLER

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996



                                 EXHIBIT INDEX

The following exhibits are either filed herewith or have been filed with the Securities and Exchange Commission and are referred to and incorporated by reference.

   EXHIBIT
   NUMBER     NOTE   DESCRIPTION
   ------     ----   -----------
      2.1      (5)   Agreement and Plan of Reorganization dated as of May 17, 1996 by and among GSE Systems,
                     Inc., GSE Erudite Software, Inc., Erudite Software and Consulting, Inc., Eugene
                     Loveridge, Daniel Masterson, Douglas Austin, Gary Gray and Dennis Fairclough effective May 21, 1996.

      2.2      (5)   Agreement and Plan of Merger dated as of May 17, 1996 by and between Erudite Software and
                     Consulting, Inc. effective May 22, 1996.

      3.1      (1)   Second Amended and Restated Certificate of Incorporation of the Company

      3.2      (2)   Form of Amended and Restated Bylaws of the Company

      4.1      (3)   Specimen Common Stock Certificate of the Company

     10.1      (1)   Agreement among ManTech International Corporation, National Patent Development Corporation,
                     GPS Technologies, Inc., General Physics Corporation, Vattenfall Engineering AB and GSE Systems, Inc.
                     (dated as of April 13, 1994)

     10.2      (1)   Asset Purchase Agreement among Texas Instruments Incorporated, GSE Systems, Inc. and
                     GSE Process Solutions, Inc. concerning the Process Systems Business of Texas Instruments Incorporated
                     (dated as of December 28, 1994)

     10.3      (3)   Form of Employment Agreement between William E. Kuhlmann and GSE Systems, Inc.

     10.4      (3)   Form of Employment Agreement between Rolf M. G. Falkenberg and GSE Systems, Inc.

     10.5      (3)   Form of Employment Agreement between Robert W. Stroup and GSE Systems, Inc.

     10.6      (3)   Form of Employment Agreement between Chian-Li Jen and GSE Systems, Inc.

     10.8      (6)   GSE Systems, Inc. 1995 Long-Term Incentive Plan, as amended as of February 12, 1997.

     10.9      (4)   Form of Option Agreement Under the GSE Systems, Inc. 1995 Long-Term Incentive Plan

    10.10      (2)   Letter of Credit, Loan and Security Agreement among Maryland National Bank (now NationsBank, N.A.),
                     MSHI, Inc., and Simulation, Systems & Services Technologies Company (dated as of March 17, 1994 and amended as of June 29, 1994 and April 27, 1995)

    10.11      (2)   Letter of Credit, Loan and Security Agreement among NationsBank, N.A., MSHI, Inc., and Simulation,
                     Systems & Services Technologies Company (dated as of September 29, 1994)

    10.12      (2)   Letter of Credit, Loan and Security Agreement between CoreStates Bank, N.A. and GSE Process
                     Solutions, Inc. (dated as of January 31, 1995)

    10.13      (4)   Amended and Restated Letter of Credit, Loan and Security Agreement between CoreStates Bank, N.A.
                     and GSE Process Solutions, Inc. (dated as of October 13, 1995 and as amended as of February 23, 1996)

    10.14      (4)   Letter of Credit, Loan and Security Agreement among CoreStates Bank, N.A., MSHI, Inc., and Simulation,
                     Systems & Services Technologies Company (dated as of January 30, 1996)

    10.15      (1)   Amended and Restated Lease Agreement between CCP Development Limited  Partnership No. 7 and Simulation,
                     Systems & Services Technologies Company (dated as of January 27, 1993)

                               GSE SYSTEMS, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

   EXHIBIT
   NUMBER            DESCRIPTION
   ------            -----------
    10.16      (5)   Employment Agreement dated as of May 17, 1996 by and between GSE Systems, Inc. and Eugene Loveridge effective May 22, 1996

    10.17      (5)   Employment Agreement dated as of May 17, 1996 by and between GSE Systems, Inc. and Daniel Masterson effective May 22, 1996

    10.18      (6)   Employment Agreement dated as of May 2, 1996 by and between EuroSim AB and Lars-Goran Mejvik effective
                     July 1, 1996.

     11.1      (6)   Statement regarding computation of earnings per share

     21.1      (6)   Subsidiaries of Registrant

     23.1      (6)   Consent of Independent Accountants

     24.1      (6)   Power of Attorney for Directors' and Officers' Signatures on SEC Form 10-K

     99.1      (3)   Form of Right of First Refusal Agreement



(1) Previously filed in connection with the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on April 24, 1995 and incorporated herein by reference.

(2) Previously filed in connection with Amendment No. 1 to the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on June 14, 1995 and incorporated herein by reference.

(3) Previously filed in connection with Amendment No. 3 to the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on July 24, 1995 and incorporated herein by reference.

(4) Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference.

(5) Previously filed in connection with the GSE Systems, Inc. Forms 8-K and 8-K-A as filed with the Securities and Exchange Commission on June 5, 1996 and June 13, 1996, respectively, and incorporated herein by reference.

(6)  Filed herewith.