Form 10-Q
period 1997-03-31
GSE SYSTEMS INC
filed 1997-05-14
CIK 944480

SECURITIES AND EXCHANGE COMMISSION
                         	WASHINGTON, D.C. 20549

                                	FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Quarterly Period Ended March 31, 1997.

                                   	or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period from _______ to _______.


Commission File Number:	       0-26494
                              ---------

                            	GSE SYSTEMS, INC.
          	(Exact name of registrant as specified in its charter)

Delaware			                                52-1868008
(State or other jurisdiction of			         (I.R.S. Employer Identification No.)
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

As of May 14, 1997, there were 5,065,688 shares of the Registrant's common stock (par value $ .01 per share) outstanding.





                             	GSE SYSTEMS, INC.

                       	QUARTERLY REPORT ON FORM 10-Q

                                  	INDEX


                                                                	PAGE
                                                                 ----

PART I.	 FINANCIAL INFORMATION

Item 1.		Financial Statements:

			      Consolidated Balance Sheets as of March 31, 1997
		       and December 31, 1996	                                   3

			      Consolidated Statements of Operations for the
         Three Months Ended March 31, 1997 and 1996	              4

      			Consolidated Statements of Cash Flows for the
         Three Months	Ended March 31, 1997 and 1996 	             5

       		Notes to Condensed Consolidated Financial Statements	    6


Item 2.		Management's Discussion and Analysis of Results
         of Operations	and Financial Condition	                   9


PART II.	OTHER INFORMATION





PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                    GSE SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share data)
                              (Unaudited)


                  ASSETS

                                           March 31,       December 31,
                                             1997              1996
                                             ----              ----
Current assets:
      Cash and cash equivalents........  $  1,207           $  2,450
      Contract receivables.............    25,658             27,457
      Inventories......................     3,095              3,538
      Prepaid expenses and other
      current assets...................     2,796              2,701
      Deferred income taxes............     2,034              1,454
                                           ------             ------
             Total current assets......    34,790             37,600
Property and equipment, net............     5,391              5,318
Software development costs, net........     6,025              5,176
Goodwill and other intangible
assets, net............................     2,011              2,059
Deferred income taxes..................       383                569
Other assets...........................       266                284
                                           ------             ------
             Total assets..............  $ 48,866           $ 51,006
                                           ======             ======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Lines of credit................... $  6,637           $  2,582
      Accounts payable..................    6,819              8,604
      Accrued expenses..................    3,534              4,430
      Notes payable to related parties..       17                  -
      Obligations under capital lease...      161                186
      Accrued severance costs...........    1,349                  -
      Billings in excess of revenues
      earned............................    3,989              5,358
      Accrued contract reserve..........       40                233
      Accrued warranty reserve..........      709              1,408
      Other current liabilities.........       91                281
      Income taxes payable..............      150               651
                                           ------             ------
             Total current liabilities..   23,496             23,733


Notes payable to related parties........      181                202
Obligations under capital lease.........      431                420
Billings in excess of revenues earned...      794                803
Accrued contract and warranty reserves..    1,104                687
Other liabilities.......................      446                468
                                           ------             ------
             Total liabilities..........   26,452             26,313
                                           ------             ------


Stockholders' equity:
      Common stock $.01 par value,
      8,000,000 shares authorized,
      5,065,688 shares issued and
      outstanding.......................       50                 50
      Additional paid-in capital........   21,378             21,378
      Retained earnings (deficit) -
      at formation......................   (5,112)            (5,112)
      Retained earnings -
      since formation...................    6,475              8,464
      Cumulative translation adjustment.     (377)               (87)
                                           ------             ------
            Total stockholders' equity..   22,414             24,693
                                           ------             ------
            Total liabilities &
            stockholders' equity........ $ 48,866           $ 51,006
                                           ======             ======

The accompanying notes are an integral part of these condensed consolidated financial statements.




                    GSE SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share data)
                                (Unaudited)

                                             Three months     Three months
                                                ended            ended
                                              March 31,        March 31,
                                                1997             1996
                                                ----             ----
Contract revenue........................      $ 19,327         $ 22,303
Cost of revenue.........................        13,763           14,699
                                               -------          -------
      Gross profit......................         5,564            7,604
                                               -------          -------

Operating expenses:
      Selling, general and
      administrative....................         6,249              464
      Depreciation and amortization.....           568              479
      Employee severance and termination
      costs.............................         1,349                -
                                               -------          -------
      Total operating expenses..........         8,166            5,943
                                               -------          -------
      Operating income (loss)...........        (2,602)           1,661
Interest expense........................           187              139
Other expense (income)..................           210             (174)
                                               -------          -------
      Income (loss) before income taxes.        (2,999)           1,696
Provision for income taxes..............        (1,010)             605
                                               -------          -------
      Net income........................      $ (1,989)       $   1,091
                                               =======          =======
Earnings (loss) per common share........      $  (0.39)       $    0.22
                                               =======          =======
Weighted average common shares
outstanding.............................     5,065,700        5,078,700
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





                        GSE SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                  (Unaudited)

                                             Three months     Three Months
                                                 Ended            Ended
                                               March 31,        March 31,
                                                 1997             1996
                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................  $  (1,989)        $    1,091
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
     Depreciation and amortization..........        712                639
     Accrued facility costs.................          -                (82)
     Accrued severance......................      1,349                  -
     Deferred income taxes..................       (390)               452
     Changes in assets and liabilities:
     Contract receivables...................      1,520              1,132
     Inventories............................        438                (81)
     Prepaid expenses and other
     current assets.........................       (307)               110
     Other assets...........................         83                117
     Accounts payable and accrued expenses..     (2,050)            (2,297)
     Billings in excess of revenue earned...     (1,371)              (999)
     Accrued contract and warranty reserves.       (328)               129
     Other current liabilities..............       (584)                 5
     Income taxes payable...................       (532)                36
     Other liabilities......................         (1)               (59)
                                                -------            -------
Net cash (used in) provided by operating
activities..................................     (3,450)               193
                                                -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...................       (340)              (410)
     Capitalization of software development
     costs..................................       (993)            (1,298)
                                                -------            -------
Net cash (used in) investing activities.....     (1,333)            (1,708)
                                                -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in lines of credit with bank..      4,056                (16)
     Repayments under capital lease
     obligations............................       (285)               (25)
     Principal payments under term-note.....        (23)                 -
     Decrease in borrowings from related
     parties................................         (4)               (14)
     Net repayment of amounts due from
     stockholders...........................          -                  2
                                                -------            -------
Net cash (used in) provided by financing
activities..................................      3,744                (53)
Effect of exchange rate changes on cash.....       (204)              (105)
                                                -------            -------
Net decrease in cash and cash
equivalents.................................     (1,243)            (1,673)
Cash and cash equivalents at beginning
of period...................................      2,450              9,016
                                                -------            -------
Cash and cash equivalents at end of period..   $  1,207           $  7,343
                                                =======            =======

The accompanying notes are an integral part of these condensed consolidated financial statements.






                      GSE SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1997
                                 (Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1996 filed with Securities and Exchange Commission on March 31, 1997. The results of operations for the period ended March 31, 1997 are not necessarily indicative of what the operating results for the full year will be.

2.	Pooling of Interests

On May 22, 1996, the Company acquired all of the outstanding shares of capital stock of Erudite Software & Consulting, Inc. ("Erudite Software"), a leading supplier of cost-effective client/server technology providing consulting services, custom applications, software development, training services, and hardware-software sales. Erudite Software is headquartered in Salt Lake City, Utah, with a primary development facility in Provo, Utah.

This acquisition was accomplished through the issuance of approximately 840,700 shares of the Company's Common Stock in exchange for all outstanding shares of capital stock of Erudite Software. The acquisition was accounted for under the pooling-of-interests method of accounting.

The accompanying condensed consolidated financial statements of the Company have been prepared giving retroactive effect to the acquisition of Erudite Software. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Erudite Software.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 simplifies the existing earnings per share (EPS) computations under Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB 15), revises disclosure requirements, and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic
EPS.  In addition, FAS 128 requires dual presentation of basic and diluted
EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect the EPS amounts calculated under FAS 128 to be materially different from the amounts presented in the financial statements under APB 15.

4.	Inventories

Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value.

Inventories, net, consist of the following at:

                                              March 31,        December 31,
                                                1997               1996
                                                ----               ----
                                                     (in thousands)
Raw materials..............................   $ 1,664            $ 2,115
Service parts..............................     1,431              1,423
                                               ------             ------
		  Total..................................   $ 3,095            $ 3,538
                                               ======             ======

5.	Software Development Costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenues and is provided at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. Software development costs capitalized were $993,000, and $1,298,000 for the three months ended March 31, 1997 and 1996, respectively. Total amortization expense was $144,000 and $161,000 for the three months ended
March 31, 1997 and 1996, respectively.

6.	Financing Arrangements

The Company maintains, through it subsidiaries, two lines of credit that provide for borrowings up to $14.0 million to support foreign letters of credit, margin requirements on foreign exchange contracts and working capital needs. The lines of credit expire January 1, 1998, subject to earlier termination upon the expiration of the EXIM Bank guaranty (currently effective through January 1, 1998).

At March 31, 1997, there were $6,637,000 of borrowings under the lines of credit, and letters of credit issued in the ordinary course of business amounted to approximately $894,000. Although the Company was not in compliance with its cash flow coverage ratio covenant at March 31, 1997, the Company has received a waiver of such covenant from its lender.

7.	Contract Receivables

The components of contract receivables are as follows (in thousands):

                                                 March 31,     December 31,
                                                   1997            1996
                                                   ----            ----
Billed receivables............................	  $ 16,358        $ 18,041
Recoverable costs and accrued profit
not billed....................................      9,588           9,714
Allowance for doubtful accounts...............       (288)           (298)
                                                  -------         -------
Total contract receivables....................   $ 25,658        $ 27,457
                                                  =======         =======

Recoverable costs and accrued profit not billed represent costs incurred and profit accrued on contracts that will become billable upon future milestones or completion of contracts.

Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first become known. Revenue under long-term, fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. The effect of changes in estimates of contract profits was to decrease gross profit by $54,000 during during the three months ended March 31, 1997 and to increase gross profit by $224,000 in the corresponding period of 1996, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding periods.

8. Income Taxes

The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three months ended March 31, 1997 and 1996 is primarily the result of the effects of foreign operations at different tax rates and state income taxes. The Company has recorded a tax benefit for the three months ended March 31, 1997 based on the fact that the Company anticipates income before income taxes for the year ending December 31, 1997.

9. Employee Severance and Termination Costs

During the three months ended March 31, 1997, the Company approved a charge for severance and other employee obligations of $1,349,000 corresponding to a reduction in its workforce of approximately 5%.





Item 2.  Management's Discussion and Analysis of Results of Operations
                           and Financial Condition

Results of Operations
---------------------

The following table sets forth the results of operations for the periods presented expressed as a percentage of revenues.

                                    Three months        Three months
                                        ended               ended
                                      March 31,           March 31,
                                         1997                1996
                                         ----                ----
Contract revenue...............   $19,327   100.0%    $22,303   100.0%
Cost of revenue................    13,763    71.2      14,699    65.9
                                   ------   -----      ------   -----
        Gross profit...........     5,564    28.8       7,604    34.1


Operating expenses:
     Selling, general and
     administrative............     6,249    32.3       5,464    24.5
     Depreciation and
     amortization..............       568     3.0         479     2.1
     Employee severance and
     termination costs.........     1,349     7.0           -       -
                                    -----    ----       -----    ----
     Total operating expenses..     8,166    42.3       5,943    26.6
                                    -----    ----       -----    ----
         Operating income......    (2,602)  (13.5)      1,661     7.4
Interest expense...............       187     1.0         139     0.6
Other expense (income).........       210     1.1        (174)   (0.8)
                                    -----    ----       -----    ----
         Income before income
         taxes.................    (2,999)  (15.5)      1,696     7.6
Provision for income taxes.....    (1,010)   (5.2)        605     2.7
                                    -----    ----       -----    ----
         Net income............   $(1,989)  (10.3)%   $ 1,091     4.9 %
                                    =====    ====       =====    ====

______________________________________


Revenues. Revenues for the three months ended March 31, 1997 amounted to $19.3 million as compared with revenues of $22.3 million in the three months ended March 31, 1996. This decrease was mainly due to a decrease in nuclear simulation revenues of approximately 47% for the three months ended March 31, 1997 compared to the corresponding period in 1996, which was also partially offset by increases in the Process and Oil & Gas businesses.

Gross Profit. Gross profit decreased to $5.6 million, a gross margin of 28.8%, in the three months ended March 31, 1997 from $7.6 million, a gross margin of 34.1%, in the corresponding period of 1996. The decrease in the gross profit amount is primarily attributable to lower revenues and increased sales and marketing costs; the decrease in the gross profit percentage was also affected by lower utilization and training start-up costs associated with the Business Systems business unit, as well as a higher percentage of government contract-related revenues in the power simulation business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.2 million, or 32.3% of revenues, during the three months ended March 31, 1997 from $5.5 million, or 24.5% of revenues, during the corresponding period in 1996. The increase in selling, general and administrative expenses is primarily attributable to increased sales force, bid and proposal activities, and business expansion efforts.

During the quarters ended March 31, 1997 and 1996, gross research and product development expenditures were $1.4 million and $1.5 million, respectively. Capitalized software development costs totaled $1.0 million and $1.3 million, during the quarters ended March 31, 1997 and 1996. Net research and development costs expensed and included within selling, general and administrative expenses were $360,000 and $242,000 during the quarters ended March 31, 1997 and 1996, respectively. The Company continued investing in the conversion of its DCS product to the Windows NT platform, conversion of its SCADA system to the Windows NT platform and the productization of its SimSuite software tools.

Employee Severance and Termination Costs. For the three months ending March 31, 1997, there was a charge for severance and other employee obligations of $1,349,000 in connection with cost reduction efforts initiated to offset the impact of a decrease in project revenues.

Depreciation and Amortization.   Depreciation expense amounted to $514,000 and
$435,000 during the three months ended March 31, 1997 and 1996, respectively. This increase was attributable to higher levels of capital expenditures in 1996.

Amortization of goodwill and intangibles was $54,000 and $43,000 during the three months ended March 31, 1997 and 1996, respectively. This increase was attributable to the amortization of the costs associated with SimSuite.

Operating Income. Operating income (loss) decreased $4.3 million to ($2.6) million, or (13.5%) of revenues, during the three months ended March 31, 1997 from $1.7 million, or 7.4% of revenues, during the corresponding period of 1996. This decrease in operating income is attributable to the decline in simulation revenues and higher expenses relating to selling and marketing efforts and the employee severance and termination costs.

Interest Expense. Interest expense increased to $187,000 during the three months ended March 31, 1997, from $139,000 during the three months ended March 31, 1996. This increase is attributable to a higher level of borrowings during the current quarter.

Other Income. Other income (expense) decreased significantly to ($210,000) during the three months ended March 31, 1997 from $174,000 during the corresponding period in 1996 primarily due to the effect of foreign currency exchange and a decrease in the interest earned on short-term investments.

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1997, the Company's operations used $3.5 million of net cash, primarily resulting from the net loss and an increase in contract receivables, which were offset by an increase in payments of accounts payable and accrued expense payments and reductions in customer advances. In 1996, net cash provided by operations was $.2 million during the first quarter.

At March 31, 1997, the Company had cash and cash equivalents totaling approximately $1.2 million.

The Company continues to maintain its lines of credit amounting to $14.0 million with CoreStates Bank ("CoreStates"). At March 31, 1997, there were $6,637,000 in borrowings under these lines of credit, and letters of credit issued in the ordinary course of business amounted to $894,000. For further discussion, see
Note 7 of "Notes to Condensed Consolidated Financial Statements". Although the Company was not in compliance with its cash flow coverage ratio covenant as of March 31, 1997, the Company has received a waiver of such covenant from CoreStates.

Management believes the Company has sufficient liquidity and working capital resources necessary to conduct planned business operations, debt service requirements, planned investments, and capital expenditures.



PART II - OTHER INFORMATION

Item 3. Legal Proceedings

In January 1997, GSE Power Systems, Inc. ("Power Systems") filed a lawsuit in the U.S. District Court for the District of Maryland in Baltimore against J.L. Ryan, Inc., of Columbia, Maryland, Yankee Atomic Electric Co., of Bolton, Massachusetts, and North Coast Software, Inc., of Oswego, New York, among others (in April 1997, Power Systems arrived at settlements with Yankee Atomic and North Coast and has dismissed claims against those parties.) In the suit, Power Systems alleges that the defendants committed copyright infringement, misappropriation of trade secrets, false designation of origin under the Lanham Act, breach of contract and unfair competition. The subject matter of the suit is the defendants' use of a simulation executive system which Power Systems believes to be an infringement of its simulation executive product. The Company cannot reasonably predict the likely outcome of this suit at this time.

Various other actions and proceedings are presently pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

     			None

Item 5. Other Information

        Forward-Looking Statements

This Form 10-Q contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbors created by those Acts. These statements include the plans and objectives of management for futures operations, including plans and objectives relating to the development of the Company's business in the domestic and international marketplace. All forward-looking statements involve risks and uncertainties, including, without limitation, risks relating to the Company's ability to enhance existing software products and to introduce new products in a timely and cost-effective manner, reduced development of nuclear power plants that may utilize the Company's products, a long pay-back cycle from the investment in software development, uncertainties regarding the ability of the Company to grow its revenues and successfully integrate operations through expansion of its existing business and strategic acquisitions, the ability of the Company to respond adequately to rapid technological changes in the markets for process control, data acquisition and simulation software and systems, significant quarter-to-quarter volatility in revenues and earnings as a results of customer purchasing cycles and other factors, dependence upon key personnel, and general market conditions and competition. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties as set forth herein, the failure of any one of which could materially adversely affect the operations of the Company. The Company's plans and objectives are also based on the assumptions that market conditions and competitive conditions within the Company's business areas will not change materially or adversely and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can, therefore, be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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




Date:  May 14, 1997                           GSE SYSTEMS, INC.


                                       ----------------------------
                                             Jerome I. Feldman
                                           Chairman of the Board
                                       (Principal Executive Officer)





                                       -----------------------------
                                            Michael J. Cromwell III
                          Vice Chairman of the Board and Senior Vice President
                                 (Principal Financial and Accounting Officer)






                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 14, 1997                        GSE SYSTEMS, INC.



                                        /S/ Jerome I. Feldman
                                     ----------------------------
                                            Jerome I. Feldman
                                          Chairman of the Board
                                     (Principal Executive Officer)





                           	          /S/ Michael J. Cromwell III
                                     -----------------------------
                                         Michael J. Cromwell III
                         	Vice Chairman of the Board and Senior Vice President
                                (Principal Financial and Accounting Officer)