Form 10-Q
period 1997-06-30
GSE SYSTEMS INC
filed 1997-08-14
CIK 944480

SECURITIES AND EXCHANGE COMMISSION
                           	WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly Period Ended June 30, 1997.

                                      	or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Transition Period from ________ to ________ .


Commission File Number:	       0-26494


                             	GSE SYSTEMS, INC.
           	(Exact name of registrant as specified in its charter)

Delaware				                               52-1868008
(State or other jurisdiction of			         (I.R.S. Employer Identification No.)
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

As of August 14, 1997, there were 5,065,688 shares of the Registrant's common stock (par value $ .01 per share) outstanding.



                             	GSE SYSTEMS, INC.

                       	QUARTERLY REPORT ON FORM 10-Q

                                  	INDEX


                                                                     	PAGE
                                                                      ----

PART I.	 FINANCIAL INFORMATION

Item 1.		Financial Statements:

      			Consolidated Balance Sheets as of June 30, 1997
       		and December 31, 1996	                                         3

      			Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 1997 and 1996       	      4

      			Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1997 and 1996 	                      5

       		Notes to Condensed Consolidated Financial Statements           6

Item 2.		Management's Discussion and Analysis of Results of
         Operations	and Financial Condition                             9


PART II.	OTHER INFORMATION

Item 3.		Legal Proceedings				                                         12

Item 4.		Submission of Matters to a Vote of Security Holders	 	        13

Item 5.		Other Information                                             13

Item 6.		Exhibits and Reports on Form 8-K			                           14



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                    GSE SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)
                                (Unaudited)

                                  ASSETS

                                                    June 30,	    December 31,
                                               					  1997 		        1996
                                                      ----           ----

Current assets:
     	Cash and cash equivalents................    $     852 	     $ 	 2,450
	     Contract receivables	....................       26,217 		       27,457
     	Inventories..............................  					 3,206 	         3,538
     	Prepaid expenses and other current
      assets...................................        2,304 	       	 2,701
     	Deferred income taxes....................        1,560 		        1,454
                                                    --------        --------
                  Total current assets.........		   	 34,139        	 37,600
      Property and equipment, net..............   				 5,285 	       	 5,318
      Software development costs, net  ........        7,083        		 5,176
      Goodwill and other intangible
      assets, net..............................        1,970 		        2,059
      Deferred income taxes....................  					 1,764 	         	 569
      Other assets.............................    					 453 		          284
                                                    --------        --------
                  Total assets	................   	$  50,694 	     $ 	51,006
                                                    ========        ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

	     Lines of credit..........................  		$ 	 7,708 	     $ 	 2,582
     	Accounts payable.........................	   			 8,374 		        8,604
     	Accrued expenses.........................      	 3,861        		 4,430
     	Notes payable to related parties.........           17            	  -
     	Obligations under capital lease..........      			 284           	 186
     	Accrued severance costs..................      			 969 		            -
     	Billings in excess of revenues earned....    			 5,258 		        5,358
     	Accrued contract reserve.................        		 92 	         	 233
     	Accrued warranty reserve.................      			 560 		        1,408
     	Other current liabilities................     				 172 	         	 281
     	Income taxes payable.....................      			 241 		          651
                                                    --------        --------
   		             Total current liabilities....       27,536        	 23,733

Notes payable to related parties...............     				 176           	 202
Obligations under capital lease................          300          		 420
Billings in excess of revenues earned..........            -          		 803
Accrued contract and warranty reserves.........		      	 797          		 687
Other liabilities..............................     				 391          		 468
                                                    --------        --------
                		Total liabilities............   			 29,200 		       26,313
                                                    --------        --------

Stockholders' equity:

     	Common stock $.01 par value, 8,000,000
      shares authorized,	5,065,688 shares
      issued and outstanding...................           50           		 50
     	Additional paid-in capital...............   			 21,378 		       21,378
     	Retained earnings (deficit) - at
      formation...............................		      (5,112)		       (5,112)
     	Retained earnings - since formation.....       	 5,438        		 8,464
     	Cumulative translation adjustment.......    				  (260)		          (87)
                                                    --------        --------
                		Total stockholders' equity..     		 21,494 		       24,693
                                                    --------        --------
                		Total liabilities &
                  stockholders' equity........    	$  50,694 	     $	 51,006
                                                    ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.




                    GSE SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share data)
                               (Unaudited)

				                                              Three months 	 Three months
                                                				 ended 		       ended
                                               				 June 30, 	     June 30,
                                                 				1997           1996
                                                     ----           ----
Contract revenue................................   $ 20,630 	     $ 26,168
Cost of revenue.................................		 	 14,535 	     	 17,898
                                                    -------        -------
      Gross profit..............................    	 6,095       		 8,270
								                                            -------        -------

Operating expenses:

	  Selling, general and administrative..........      6,940 		       5,986
  	Depreciation and amortization................      	 632         		 511
  	Business combination costs...................       	  -       		 1,105
  	Employee severance and termination costs.....       	  -    		  	 	   -
                                                    -------        -------
  	Total operating expenses.....................    	 7,572 		       7,602
                                                    -------        -------
    		Operating (loss) income...................     (1,477)        		 668
   Interest expense.............................    			 172         		 115
   Other (income) expense.......................    			 (97)	       	 (103)
                                                    -------        -------
    	(Loss) income before income taxes..........   	 (1,552)       	   656
  (Benefit from) provision for income taxes.....	      (515)	        	 230
	                                                   -------        -------
    		Net (loss) income.........................   $ (1,037)      $    426
                                                    =======        =======

  (Loss) earnings per common share..............		 $  (0.20)	     $   0.08
                                                    =======        =======

   Weighted average common shares outstanding...  5,065,700      5,087,000
                                                  =========      =========

                                                  Six months 	  Six months
                                               				 ended 		      ended
                                                   June 30, 	    June 30,
                                                   	1997		        1996
                                                    ----          ----
Contract revenue................................   $ 39,957 	   	$ 48,471
Cost of revenue.................................     28,298 		     32,597
                                                    -------       -------
      Gross profit..............................   	 11,659 		     15,874


Operating expenses:

	  Selling, general and administrative..........	  	 13,189     		 11,450
  	Depreciation and amortization................    	 1,200        		 990
  	Business combination costs...................       	  -       	 1,105
  	Employee severance and termination costs.....   		 1,349          	  -
                                                    -------       -------
  	Total operating expenses.....................   	 15,738     		 13,545
                                                    -------       -------
    		Operating (loss) income...................   	 (4,079)     		 2,329
   Interest expense.............................        359        		 254
   Other (income) expense.......................      	 113       		 (277)
                                                    -------       -------
    	(Loss) income before income taxe	..........   	 (4,551)        2,352
  (Benefit from) provision for income taxes.....   	 (1,525)	       	 835
                                                    -------       -------
    		Net (loss) income.........................   $ (3,026)     $	 1,517
                                                    =======       =======

  (Loss) earnings per common share..............   $ 	(0.60)	    $ 	$0.30
                                                    =======       =======

   Weighted average common shares outstanding...  5,065,700     5,082,000
                                                  =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.



                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                              				Six months		     Six months
                                                				Ended		          Ended
                                              				 June 30,       		 June 30,
                                                 			1997             1996
                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income............................. 		$	 (3,026)       $   1,517
Adjustments to reconcile net (loss) income
to net cash (used in) operating activities:
		  Depreciation and amortization.............    		 1,369            1,313
   	Accrued facility costs....................       		  -    		       (163)
   	Accrued severance.........................      		 969            		  -
   	Provision for doubtful contract
    receivables...............................         (71)           		  -
   	Non-cash stock compensation...............         	 -           		 175
	   Deferred income taxes.....................      (1,567)             272
		 	Changes in assets and liabilities:
	    	Contract receivables....................       	 822 	          	 858
    		Inventories.............................      		 324          		 (285)
    		Prepaid expenses and other current
      assets..................................	        261 		           (94)
    		Other assets............................      	 (187)		           (81)
    		Accounts payable and accrued expenses...      	 (620)	         	 (871)
    		Billings in excess of revenue earned....      	 (905)	         (5,207)
    		Accrued contract and warranty reserves..      	 (876)	         	 (322)
    		Other current liabilities...............       	 (23)         		 (174)
    		Income taxes payable....................      		 (74)		           164
    		Other liabilities.......................       		 (1)          		 (72)
                                                   -------          -------
Net cash (used in) operating activities		           (3,605)          (2,970)
						                                             -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
	   Capital expenditures......................    			 (715)		          (883)
   	Capitalization of software development
    costs.....................................      (2,084)          (1,995)
                                                   -------          -------
Net cash used in investing activities.........      (2,799)          (2,878)
                                                   -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
		 	Increase in lines of credit with bank.....       5,126             (212)
  	(Repayments) borrowings under capital
    lease obligations.........................     		 (373)           		 29
   	Principal payments under term-note........      		 (77)	           	  -
   	Decrease in notes payable to related
    parties...................................       		 (8)	         	 (196)
                                                   -------          -------
Net cash provided by (used in) financing
activities....................................       4,668             (379)
Effect of exchange rate changes on cash.......     			 138 	          	 (39)
                                                   -------          -------
Net decrease in cash and cash equivalents.....      (1,598)          (6,266)
Cash and cash equivalents at beginning of
period........................................       2,450            9,016
                                                   -------          -------
Cash and cash equivalents at end of period....    $			 852 	        $ 2,750
                                                   =======          =======

The accompanying notes are an integral part of these condensed consolidated financial statements.



                     GSE SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1997
                                (Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1996 filed with Securities and Exchange Commission on March 31, 1997. The results of operations for the period ended June 30, 1997 are not necessarily indicative of what the operating results for the full year will be.

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

Inventories, net, consist of the following at:

                                                   June 30,      December 31,
                                                     1997           1996
                                                     ----           ----
                                                       (in thousands)
Raw materials...................................   $ 1,811        $ 2,115
Service parts...................................     1,395          1,423
                                                    ------         ------
		                 Total........................   $ 3,206        $ 3,538
                                                    ======         ======

5.	Software Development Costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenues and is provided at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. Software development costs capitalized were $1,091,000, and $697,000 for the three months ended June 30, 1997 and 1996, respectively, and $2,084,000 and $1,995,000 for the six months ended June 30, 1997 and 1996, respectively. Total amortization expense was $33,000 and $161,000 for the three months ended June 30, 1997 and 1996, respectively, and $177,000 and $323,000 for the six months ended June 30, 1997 and 1996, respectively.

6.	Financing Arrangements

The Company maintains, through it subsidiaries, two lines of credit that provide for borrowings up to $14.0 million to support foreign letters of credit, margin requirements on foreign exchange contracts and working capital needs. The lines of credit expire January 1, 1998.

At June 30, 1997, there were $7,707,200 of borrowings under the lines of credit, and letters of credit issued in the ordinary course of business amounted to approximately $214,000. Although the Company was not in compliance with its cash flow coverage ratio or minimum tangible net worth ratio covenants at June 30, 1997, the Company has received a waiver of such covenants from its bank.

7.	Contract Receivables

The components of contract receivables are as follows (in thousands):

                                                   June 30,      December 31,
                                                     1997            1996
                                                     ----            ----
Billed receivables..............................   $ 16,411       $ 18,041
Recoverable costs and accrued profit
not billed......................................     10,033          9,714
Allowance for doubtful accounts.................       (227)          (298)
                                                    -------        -------
Total contract receivables......................   $ 26,217       $ 27,457


Recoverable costs and accrued profit not billed represent costs incurred and profit accrued on contracts that will become billable upon future milestones or completion of contracts.

Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first become known. Revenue under long-term, fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. The effect of changes in estimates of contract profits for 1997 is immaterial. However, in 1996 the effect of changes in estimates increased gross profit by $1,100,000 and $1,324,000 for the three and six months ended June 30, 1996, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding periods.

8.	Income Taxes

The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three and six months ended June 30, 1997 and 1996 is primarily the results of the effects of foreign operations at different tax rates and state income taxes.

9.	Employee Severance and Termination Costs

During the six months ended June 30, 1997, the Company approved a charge for severance and other employee obligations of $1,349,000 corresponding to a reduction in its workforce of approximately 5%. As of June 30, 1997, a total of $380,000 has been expended.



Item 2.  Management's Discussion and Analysis of Results of Operations
                           and Financial Condition

Results of Operations
---------------------

The following table sets forth the results of operations for the periods presented expressed as a percentage of revenues.

                                          			 Three months 			 Three months
                                                  ended         		 ended
                                              		 June 30,      		 June 30,
                                              				1997             1996
                                                  ----             ----
Contract revenue........................... 	    100.0%	         	100.0%
Cost of revenue............................  	 		 70.6          		 68.4
                                                 -----            -----
        Gross profit.......................     	 29.4          		 31.6

Operating expenses:
				 Selling, general and administrative...     	 33.5          		 22.9
    	Depreciation and amortization.........      	 3.1           		 2.0
    	Business combination costs............        	 -           		 4.2
    	Employee severance and termination
     costs.................................        	 -                -
                                                 -----            -----
    	Total operating expenses..............    		 36.6          		 29.1
                                                 -----            -----
    	   Operating (loss) income............    		 (7.2)          		 2.5
Interest expense...........................     		 0.8 	          	 0.4
Other (income) expense.....................   			 (0.5)         		 (0.4)
                                                 -----            -----
	   (Loss) income before income taxes......       (7.5)          		 2.5
(Benefit from) provision for income taxes..     	 (2.5)          		 0.9
                                                 -----            -----
   		Net (loss) income.....................     		(5.0)%		          1.6%
                                                 =====            =====


                                             		 Six months   		 Six months
                                                  ended 	       	 ended
                                            				 June 30,     		 June 30,
                                               			1997           	1996
                                                  ----            ----
Contract revenue...........................  		 	100.0%	   	     100.0%
Cost of revenue............................       70.8 	        	 67.3
                                                 -----           -----
        Gross profit.......................       29.2 	        	 32.7

Operating expenses:
   		Selling, general and administrative...       33.0 		         23.6
    	Depreciation and amortization.........      	 3.0          		 2.0
    	Business combination costs............      	   -          		 2.3
    	Employee severance and termination
     costs.................................     		 3.4          		   -
                                                 -----           -----
    	Total operating expenses..............       39.4         		 27.9
                                                 -----           -----
    	   Operating (loss) income............    	 (10.2)         		 4.8
Interest expense...........................   				 0.9          		 0.5
Other (income) expense.....................      	 0.3 	        	 (0.6)
                                                 -----           -----
   	   (Loss) income before income taxes...    	 (11.4)	         	 4.9
(Benefit from) provision for income taxes..     	 (3.8)         		 1.7
                                                 -----           -----
      		Net (loss) income..................       (7.6)%         		3.2%
                                                 =====           =====

______________________________________



Revenues. Revenues for the three and six months ended June 30, 1997 amounted to $20.6 million and $40.0 million, respectively, as compared with revenues of $26.2 million and $48.5 million in the three and six months ended June 30, 1996, respectively. This decrease was mainly due to a decrease in nuclear simulation revenues of approximately 47% for both the three and six months ended June 30, 1997, respectively, compared to the corresponding periods in 1996, which was also partially offset by changes in the other businesses.

Gross Profit. Gross profit decreased to $6.1 million, a gross margin of 29.4%, in the three months ended June 30, 1997 from $8.3 million, a gross margin of 31.6%, in the corresponding period of 1996. Gross profit decreased to $11.7 million, a gross margin of 29.2%, in the six months ended June 30, 1997 from $15.9 million, a gross margin of 32.7%, in the corresponding period of 1996. The decrease in the gross profit amount is primarily attributable to lower revenues; the decrease in the gross profit percentage was also affected by lower utilization and training start-up costs associated with the Business Systems business unit, as well as a higher percentage of government contract-related revenues in the power simulation business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7.0 million, or 33.5% of revenues, during the three months ended June 30, 1997 from $6.0 million, or 22.9% of revenues, during the corresponding period in 1996. Selling, general and administrative expenses increased to $13.1 million, or 33.0% of revenues, during the six months ended June 30, 1997 from $11.5 million, or 23.6% of revenues, during the corresponding period in 1996. The increase in selling, general and administrative expenses is primarily attributable to increased sales force, bid and proposal activities, and business expansion efforts.

Gross research and product development expenditures were $1.5 million and $1.1 million in the three months ended June 30, 1997 and 1996, respectively, and $2.8 million and $2.7 million in the six months ended June 30, 1997 and 1996, respectively. Capitalized software development costs totaled $1.1 million and $697,000 during the quarters ended June 30, 1997 and 1996 and $2.1 million and 2.0 million during the six months ended June 30, 1997 and 1996, respectively. Net research and development costs expensed and included within selling, general and administrative expenses were $392,000 and $429,000 during the quarters ended June 30, 1997 and 1996, respectively, and $752,000 and $680,000 during the six months ended June 30, 1997 and 1996, respectively. The Company continued investing in the conversion of its DCS product to the Windows NT platform, SCADA system enhancements to the Windows NT platform and the productization of its SimSuite software tools.

Employee Severance and Termination Costs. For the six months ending June 30, 1997, there was a charge for severance and other employee obligations of $1,349,000 in connection with cost reduction efforts initiated to offset the impact of a decrease in project revenues. As of June 30, 1997, $380,000 of this charge has been expended.

Depreciation and Amortization.   Depreciation expense amounted to $530,000
and $465,000 during the three months ended June 30, 1997 and 1996, respectively. Depreciation expense amounted to $1,044,000 and $901,000 during the six months ended June 30, 1997 and 1996, respectively. This increase was attributable to higher levels of capital expenditures.

Amortization of goodwill and intangibles was $102,000 and $46,000 during the three months ended June 30, 1997 and 1996, respectively, and $156,000 and $89,000 during the six months ended June 30, 1997 and 1996, respectively. This increase was attributable to the commencement of amortization of certain intangible costs.

Business Combination Costs. During the three and six months ended June 30, 1996, the Company incurred business combination costs related to the acquisition of Erudite Software, of $1,105,000. These consisted primarily of investment bank fees, legal and accounting expenses, and compensation expense for the shares issued to employees by the owners of Erudite Software pursuant to Stock Transfer Agreements.

Operating (Loss) Income. Operating (loss) income decreased $2.1 million to ($1.5) million, or (7.2%) of revenues, during the three months ended June 30, 1997 from $668,000, or 2.5 % of revenues, during the corresponding period of 1996. Operating (loss) income decreased $6.4 million to ($4.1) million, or (10.2%) of revenues, during the six months ended June 30, 1997 from $2.3 million, or 4.8 % of revenues, during the corresponding period of 1996. This decrease in operating income is attributable to the decline in simulation revenues, lower gross margins and higher expenses relating to selling and marketing efforts and the employee severance and termination costs.

Interest Expense. Interest expense increased to $172,000 and $359,000 during the three and six months ended June 30, 1997, respectively, from $115,000 and $254,000 during the three and six months ended June 30, 1996, respectively. This increase is attributable to a higher level of borrowings during the period.

Other (Income) Expense. Other (income) expense decreased significantly to ($97,000) and $113,000 during the three and six months ended June 30, 1997, respectively, from ($103,000) and ($277,000) during the corresponding periods in 1996, primarily due to the effect of foreign currency exchange and a decrease in the interest earned on short-term investments.

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1997, the Company's operations used $3.6 million of net cash, primarily resulting from the net loss adjusted for the non-cash deferred tax benefit which were offset by an increase in payments of accounts payable and accrued expense payments and reductions in contract receivables and in customer advances. At June 30, 1996, net cash used by operations was $3.0 million.

At June 30, 1997, the Company had cash and cash equivalents totaling approximately $852,000.

The Company continues to maintain its lines of credit amounting to $14.0 million. At June 30, 1997, there were $7,707,200 in borrowings under these lines of credit, and letters of credit issued in the ordinary course of business amounted to $214,000. The lines of credit expire January 1, 1998; however, the Company anticipates that these lines will be extended. For further discussion, see Note 6 of "Notes to Condensed Consolidated Financial Statements". Although the Company was not in compliance with its cash flow coverage ratio or minimum tangible net worth ratio covenants as of June 30, 1997, the Company has received a waiver of such covenants from its bank.

Management believes the Company has sufficient liquidity and working capital resources necessary for planned business operations, debt service requirements, planned investments, and capital expenditures.



PART II - OTHER INFORMATION

Item 3.	Legal Proceedings

In January 1997, GSE Power Systems, Inc. ("Power Systems") filed a lawsuit in the U.S. District Court for the District of Maryland in Baltimore against J.L. Ryan, Inc., of Columbia, Maryland ("Ryan"), Yankee Atomic Electric Co., of Bolton, Massachusetts, and North Coast Software Inc., of Oswego, New York, among others. Power Systems suit asserts causes of action for copywright infringement, misappropriation of trade secrets, false designation of origin under the Lanham Act, breach of contract and unfair competition. The subject matter of the suit is the defendants' distribution and sale of a simulation executive system which Power Systems believes to be an infringement of its simulation executive product. Subsequent to the filing of the suit, Power Systems reached separate settlements with Yankee Atomic Electric Co. and North Coast Software, Inc., respectively, and has dismissed claims against these parties. As of this date, Power Systems continues to pursue its claims against Ryan and the other remaining defendants. A trial date has been set for January 1998. The Company cannot reasonably predict the likely outcome of this suit at this time.

In August 1997, Ryan filed a counterclaim against Power Systems in connection with the aforementioned lawsuit. In its counterclaim, Ryan alleges that Power Systems has engaged in activity which constitutes: violation(s) of the Lanham Act; violation(s) of Maryland's Unfair or Deceptive Trade Practices Act; unfair competition; tortious interference with prospective advantage;
and commercial disparagement. The subject matter of the counterclaim involves certain communications between Power Systems and power plant operating companies occurring after the filing of Power Systems' lawsuit against Ryan. The Company cannot reasonably predict the outcome of this counterclaim at this time.

Various other actions and proceedings are presently pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 29, 1997. At the meeting the following actions were taken:


                                                         Votes       Broker
Proposal                    For       Against  Abstain  Withheld    Non-Votes
--------                    ---       -------  -------  --------    ---------
1)Election of Directors
  Michael J. Cromwell, III  4,415,055    -        -        1,390        -
  Martin M. Pollak          4,415,605    -        -          840        -
  Sylvan Schefler           4,275,330    -        -      141,115        -

2)Ratification of Coopers
  & Lybrand L.L.P. as
  Independent Auditors      4,415,605   840       -          -          -


Item 5.	Other Information

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




Date:  August 14, 1997	                           GSE SYSTEMS, INC.


                                   	           /S/ Jerome I. Feldman
                                           -------------------------------
                                                  	Jerome I. Feldman
                                                	Chairman of the Board
                                            	(Principal Executive Officer)





                                     	        /S/ Michael J. Cromwell III
                                           -------------------------------
                                                 	Michael J. Cromwell III
                                               	Vice Chairman of the Board
                                               	 (Principal Financial and
                                                    Accounting Officer)