Form 10-Q
period 1997-09-30
GSE SYSTEMS INC
filed 1997-11-14
CIK 944480

SECURITIES AND EXCHANGE COMMISSION
                           	WASHINGTON, D.C. 20549

                                	FORM 10-Q

[X] 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Quarterly Period Ended September 30, 1997.

                                  			or

[ ] 	Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period from ____ to ____.


Commission File Number:       0-26494
                              -------

                            	GSE SYSTEMS, INC.
          	(Exact name of registrant as specified in its charter)

Delaware	                                 	52-1868008
(State or other jurisdiction of	           (I.R.S. Employer Identification No.)
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

                         				Yes    X     No
                                  ----       ----

As of November 14, 1997, there were 5,065,688 shares of the Registrant's common stock (par value $ .01 per share) outstanding.

                             	GSE SYSTEMS, INC.

                       QUARTERLY REPORT ON FORM 10-Q

                                 	INDEX

                                                                	PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of September 30, 1997
	and December 31, 1996                                   					     3

	Consolidated Statements of Operations for the Three
	and Nine Months Ended September 30, 1997 and 1996           	     4

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 1997 and 1996 	                             		5

	Notes to Condensed Consolidated Financial Statements	             6

Item 2.	Management's Discussion and Analysis of Results of
       	Operations and Financial Condition			                      9


PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings				                                    13

Item 4.  Submission of Matters to a Vote of Security Holders      13

Item 5.		Other Information				                                    13

Item 6.		Exhibits and Reports on Form 8-K			                      14


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                    ASSETS

                                    				         September 30,   December 31,
                                          					       1997           	1996
                                                      ----            ----
Current assets:

  Cash and cash equivalents....................... $   1,124      $   2,450
  Contract receivables............................    24,618         27,457
  Inventories.....................................     3,397          3,538
  Prepaid expenses and other current assets.......     2,297          2,701
  Deferred income taxes...........................     1,099          1,454
                               	  			                -------	       -------
	   Total current assets..........................    32,535         37,600
Property and equipment, net.......................     4,181          5,318
Software development costs, net...................     7,505          5,176
Goodwill and other intangible assets, net ........     1,924          2,059
Deferred income taxes.............................     2,514            569
Other assets  ....................................       448            284
                               				                  -------	       -------
	   Total assets.................................. $  49,107     $   51,006
                                        				         =======	       =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Lines of credit................................. $  8,863      $    2,582
  Accounts payable................................    6,888           8,604
  Accrued expenses................................    4,232           4,430
  Notes payable to related parties................       18               -
  Obligations under capital lease.................      289             186
  Accrued severance costs.........................      413               -
  Billings in excess of revenues earned...........    4,944           5,358
  Accrued contract reserve........................      396             233
  Accrued warranty reserve........................    1,134           1,408
  Other current liabilities.......................      336             281
  Income taxes payable............................      190             651
                                				                -------         -------
     Total current liabilities....................   27,703          23,733

Notes payable to related parties..................      172             202
Obligations under capital lease...................      221             420
Billings in excess of revenues earned.............        -             803
Accrued contract and warranty reserves............      212             687
Other liabilities.................................      368             468
                                  				              -------	        -------
     Total liabilities............................   28,676          26,313
                                                    -------	        -------
Stockholders' equity:

  Common stock $.01 par value, 8,000,000 shares authorized,
    5,065,688 shares issued and outstanding.......       50              50
  Additional paid-in capital......................   21,378          21,378
  Retained earnings (deficit) - at formation......   (5,112)         (5,112)
  Retained earnings - since formation.............    4,532           8,464
  Cumulative translation adjustment...............     (417)            (87)
                               				                 -------         -------
     Total stockholders' equity...................   20,431          24,693
                               				                 -------         -------
     Total liabilities & stockholders' equity..... $ 49,107       $  51,006
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

                        GSE SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except share and per share data)
                                   (Unaudited)

                                        Three months ended  Nine months ended
                                            September 30,      September 30,
                                       	  1997      1996      1997      1996
                                          ----      ----      ----      ----
Contract revenue.....................  $ 19,021  $ 23,500  $ 58,978  $ 71,971
Cost of revenue......................    13,527    15,874    41,825    48,471
                   			                 --------  --------  --------  --------
   Gross profit......................     5,494     7,626    17,153    23,500

Operating expenses:
 Selling, general and administrative.     6,068     5,188    19,257    16,638
 Depreciation and amortization.......       675       571     1,875     1,561
 Business combination costs..........         -         -         -     1,105
 Employee severance and termination
 costs...............................      (225)        -     1,124         -
                                       --------  --------  --------  --------
 Total operating expenses............     6,518     5,759    22,256    19,304
                                       --------  --------  --------  --------

   Operating (loss) income...........    (1,024)    1,867    (5,103)    4,196
Interest expense.....................       207        92       566       346
Other (income) expense...............       (83)        2        30      (275)
                                       --------  --------  --------  --------
   (Loss) income before income taxes.    (1,148)    1,773    (5,699)    4,125
(Benefit from) provision for income
taxes................................      (242)      607    (1,767)    1,442
                                       --------  --------  --------  --------
   Net (loss) income................. $    (906) $  1,166  $ (3,932) $  2,683
                                       ========  ========  ========  ========

(Loss) earnings per common share..... $   (0.18) $   0.23  $  (0.78) $   0.53
                                       ========  ========  ========  ========
Weighted average common shares
outstanding.......................... 5,065,700 5,066,000 5,065,700 5,077,000
                                      ========= ========= ========= =========

The accompanying notes are an integral part of these condensed consolidated financial statements.



                    GSE SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                 Nine months      Nine months
                                                    Ended            Ended
                                                September 30,    September 30,
                                                    1997             1996
                                                    ----             ----
Cash Flows From Operating Activities:
Net (loss) income ..............................  $ (3,932)       $  2,683
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
  Depreciation and amortization.................     2,331           2,042
  Accrued facility reserve......................         -          (1,103)
  Provision for doubtful contract receivables...       (31)              -
  Non-cash stock compensation...................         -             175
  Deferred income taxes ........................    (1,682)            (48)
  Changes in assets and liabilities:
    Contract receivables........................     2,130           3,602
    Inventories.................................       130            (659)
    Prepaid expenses and other current assets...       266             (25)
    Other assets................................      (189)             36
    Accounts payable and accrued expenses ......    (1,307)         (1,428)
    Accrued severance...........................       413               -
    Billings in excess of revenue earned........    (1,215)         (6,855)
    Accrued contract and warranty reserves......      (579)         (1,031)
    Other current liabilities...................        72             206
    Income taxes payable .......................      (301)            902
    Other liabilities...........................        (2)             91
                                                    -------         -------
Net cash used in operating activities...........    (3,896)         (1,412)
                                                    -------         -------

Cash Flows From Investing Activities:
  Capital expenditures..........................    (1,002)         (2,039)
  Capitalization of software development costs..    (2,804)         (2,719)
  Proceeds from sale/leaseback transaction......       521               -
                                                    -------         -------
Net cash used in investing activities...........    (3,285)         (4,758)
                                                    -------         -------

Cash Flows From Financing Activities:
  Increase in (repayments under) lines of credit
  with bank.....................................     6,282            (163)
  Repayments under capital lease obligations....      (203)            (56)
  Principal payments under term-note............       (99)              -
  Decrease in notes payable to related parties .       (12)           (196)
                                                    -------         -------
Net cash provided by (used in) financing
activities......................................     5,968            (415)
Effect of exchange rate changes on cash.........      (113)           (124)
                                                    -------         -------
Net decrease in cash and cash equivalents.......    (1,326)         (6,709)
Cash and cash equivalents at beginning of
period..........................................     2,450           9,016
                                                    -------         -------
Cash and cash equivalents at end of period......   $ 1,124         $ 2,307
                                                    =======         =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997
                                (Unaudited)


1.	Basis of Presentation

 		The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the
   Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31,
   1996 filed with Securities and Exchange Commission on March 31, 1997. The
   results of operations for the period ended September 30, 1997 are not necessarily indicative of what the operating results for the full year will
   be.

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

 		Inventories, net, consist of the following at:

                                             September 30,    December 31,
                                                  1997            1996
                                                  ----            ----
                                                     (in thousands)
    Raw materials..........................    $ 1,908          $ 2,115
    Service parts..........................      1,489            1,423
                                                 -----            -----
  		  Total................................    $ 3,397          $ 3,538
                                                 =====            =====

5.	Software Development Costs

 		Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenues and is provided at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. Software development costs capitalized were $720,000 and $723,000 for the three months ended September 30, 1997 and 1996, respectively, and $2.8 million and $2.7 million for the nine months ended September 30, 1997 and 1996, respectively. Total amortization expense was $298,000 and $166,000 for the three months ended September 30, 1997 and 1996, respectively, and $475,000 and $481,000 for the nine months ended September 30, 1997 and 1996, respectively.

6.	Financing Arrangements

   The Company maintains, through its subsidiaries, two lines of credit with its bank that provide for borrowings up to $14.0 million to support foreign letters of credit, margin requirements on foreign exchange contracts and working capital needs. The lines of credit expire
   January 1, 1998.

   At September 30, 1997, the Company had $8.9 million of borrowings under the lines of credit with its bank. Letters of credit issued in the ordinary course of business from its bank amounted to approximately $134,000. Although the Company was not in compliance with its cash flow coverage ratio or minimum tangible net worth ratio covenants at September 30, 1997, the Company has received a written waiver of such covenants from its bank.

   During the third quarter of 1997, the Company entered into an agreement which established a leasing line of credit in the amount of $1.2 million to expire on December 31, 1997. The Company utilized $521,000 of this line through a sale/leaseback of certain computer equipment originally purchased for internal use in 1997.

7.	Contract Receivables

  	The components of contract receivables are as follows:

                                               September 30,  December 31,
                                                    1997          1996
                                                    ----          ----
                                                      (in thousands)
   Billed receivables........................    $ 16,949      $ 18,041
   Recoverable costs and accrued profit
   not billed................................       7,936         9,714
   Allowance for doubtful accounts...........        (267)         (298)
                                                  --------      --------
      Total contract receivables.............    $ 24,618      $ 27,457
                                                  ========      ========

 		Recoverable costs and accrued profit not billed represent costs incurred and profit accrued on contracts that will become billable upon future milestones or completion of contracts.

 		Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first become known. Revenue under long-term, fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete.  The effect of changes in estimates of contract profits was to increase gross profit by $237,000 and $423,000 during the three months ended September 30,
   1997 and 1996, respectively, and to (decrease) increase gross profit by
   ($188,000) and $2.2 million during the nine months ended September 30, 1997 and 1996, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding periods.

8.	Income Taxes

 		The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate.  The difference between the statutory
   U.S. tax rate and the Company's effective tax rate for the three and nine months ended September 30, 1997 and 1996 is primarily the result of the effects of foreign operations at different tax rates, state income taxes and a valuation allowance against foreign net operating loss carryforwards.

9.	Employee Severance and Termination Costs

 		During the first quarter of 1997, the Company approved a charge for severance and other employee obligations of $1.3 million corresponding to a reduction in its workforce of approximately 5%.  As of September 30, 1997, a total of
   $711,000 has been expended.

   During the third quarter of 1997, the Company realized its original severance charge was higher than will be actually incurred, and therefore reduced its prior severance charge by $225,000 to a net charge for the nine months ended September 30, 1997 of $1.1 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following table sets forth the results of operations for the periods presented expressed as a percentage of revenues.

                                       Three months ended    Nine months ended
                                         September  30,        September 30,
                                         1997      1996        1997     1996
                                         ----      ----        ----     ----
Contract revenue.......................  100.0 %   100.0 %     100.0 %  100.0 %
Cost of revenue........................   71.2      67.5        70.9     67.3
                                         -----     -----       -----    -----
     Gross profit......................   28.8      32.5        29.1     32.7

Operating expenses:
  Selling, general and administrative..   31.8      22.1        32.7     23.1
  Depreciation and amortization........    3.5       2.4         3.2      2.2
  Business combination costs...........      -         -           -      1.5
  Employee severance and termination
  costs................................   (1.2)        -         1.8        -
                                         -----     -----       -----    -----
  Total operating expenses.............   34.1      24.5        37.7     26.8
                                         -----     -----       -----    -----
     Operating (loss) income...........   (5.3)      8.0        (8.6)     5.9
Interest expense.......................    1.1       0.4         1.0      0.5
Other (income) expense ................   (0.4)        -         0.1     (0.4)
                                         -----     -----       -----    -----
     (Loss) income before income taxes.   (6.0)      7.6        (9.7)     5.8
(Benefit from) provision for income
taxes..................................   (1.3)      2.6        (3.0)     2.0
                                         -----     -----       -----    -----
      Net (loss) income................   (4.7)%     5.0 %      (6.7)%    3.8 %
                                         =====     =====       =====    =====

_____________________________________


Revenues. Revenues for the three and nine months ended September 30, 1997 amounted to $19.0 million and $59.0 million, respectively, as compared with revenues of $23.5 million and $72.0 million in the three and nine months ended September 30, 1996, respectively. This decrease was mainly due to a reduction of nuclear simulation revenues and lower revenues of the business systems unit from third party hardware sales. This decline was partially offset by an increase in the process business during the nine months ended
September 30, 1997.

Gross Profit. Gross profit decreased to $5.5 million in the three months ended September 30, 1997 from $7.6 million in the corresponding period of 1996. Gross profit decreased to $17.2 million in the nine months ended September 30, 1997 from $23.5 million in the corresponding period of 1996. The decrease in the gross profit amount is primarily attributable to lower revenues as well as revenue recognized on lower margin contracts. The decrease in the gross profit percentage, which was down to 29.1% for the nine months ended September 30, 1997 from 32.7% for the corresponding period in 1996, was affected by lower labor utilization in the business systems business unit and a higher percentage of government contract-related revenues in the power simulation business with corresponding lower margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.1 million, or 31.8% of revenues, during the three months ended September 30, 1997, from $5.2 million, or 22.1% of revenues, during the corresponding period of 1996. Selling, general and administrative expenses increased to $19.3 million, or 32.7% of revenues, during the nine months ended September 30, 1997, from $16.6 million, or 23.1% of revenues, during the corresponding period of 1996. The increase in selling, general and administrative expenses is primarily attributable to increased sales and marketing costs, recruiting and relocation costs, and costs related to legal proceedings (covered in Item 1 of Part II - Other Information). Expenses for the third quarter of 1996 reflect a $1.0 million decrease attributable to consolidation of duplicate facilities, partially offset by a charge for severance and employee related obligations of $325,000.

Total research and product development expenditures were $1.2 million and $1.3 million in the three months ended September 30, 1997 and 1996, respectively, and $4.0 million and $3.9 million in the nine months ended September 30, 1997 and 1996, respectively. Capitalized software development costs totaled $720,000 and $723,000 during the quarters ended September 30, 1997 and 1996, respectively, and $2.8 million and $2.7 million during the nine months ended September 30, 1997 and 1996, respectively. Net research and development costs expensed and included within selling, general and administrative expenses were $448,000 and $651,000 during the quarters ended September 30, 1997 and 1996, respectively, and $1.2 million during both the nine months ended September 30, 1997 and 1996, respectively. The Company continued investing in the conversion of its DCS product to the Windows NT(r) platform, SCADA system enhancements for the Windows NT(r) platform and the productization of its SimSuite(tm) software tools.

Employee Severance and Termination Costs. For the nine months ended September 30, 1997, there was a net charge for severance and other employee obligations of $1.1 million, after a third quarter reduction of $225,000, in connection with cost reduction efforts initiated to offset the impact of a decrease in project revenues. Of this charge, $711,000 has been expended as of September 30, 1997.

Depreciation and Amortization.   Depreciation expense amounted to $609,000 and
$532,000 during the three months ended September 30, 1997 and 1996, respectively. Depreciation expense amounted to $1.7 million and $1.4 million during the nine months ended September 30, 1997 and 1996, respectively. This increase was attributable to depreciation of the additional fixed asset purchases made in 1996 and a third quarter year-to-date charge related to items not previously depreciated.

Amortization of goodwill and intangibles was $66,000 and $38,000 during the three months ended September 30, 1997 and 1996, respectively, and $223,000 and $122,000 during the nine months ended September 30, 1997 and 1996, respectively. This increase was attributable to the re-evaluation of the useful life of intangible assets.

Business Combination Costs.    During the three and nine months ended September
30, 1996, the Company incurred business combination costs related to the acquisition of Erudite Software, of $1.1 million. These consisted primarily of investment bank fees, legal and accounting expenses, and compensation expense for the shares issued to employees by the owners of Erudite Software pursuant to Stock Transfer Agreements.

Operating (Loss) Income. Operating results decreased to a loss of $1.0 million, or (5.3%) of revenues, during the three months ended September 30, 1997, from income of $1.8 million, or 8.0% of revenues, during the corresponding period of 1996. The loss for the nine months ended September 30, 1997 was $5.1 million or (8.6%) of revenues, compared with income of $4.1 million, or 5.9% of revenues, during the corresponding period of 1996. The 1997 loss is attributable to the decline in simulation revenues, lower contract gross margins and the expense related to the employee severance and termination costs.

Interest Expense. Interest expense increased to $207,000 and $566,000 during the three and nine months ended September 30, 1997, respectively, from $92,000 and $346,000 during the three and nine months ended September 30, 1996, respectively. This increase is attributable to a higher level of borrowings made during the period to fund working capital requirements.

Other (Income) Expense. Other (income) expense increased for the three months ended September 30, 1997 compared to the same period of 1996, from an expense of $2,000 to income of $83,000 due to gains on foreign currency transactions. For the nine months ended September 30, 1997, other (income) expense decreased to an expense of $30,000 compared to income of $275,000 for the period ended September 30, 1996, primarily due to investment income earned in 1996.


Liquidity and Capital Resources

During the nine months ended September 30, 1997, the Company's operations used $3.9 million of net cash, primarily resulting from the net loss adjusted for the non-cash deferred tax benefit which was offset by an increase in payments of accounts payable and accrued expense payments and reductions in contract receivables and in customer advances. During the nine months ended
September 30, 1996, net cash used by operations was $1.4 million.

At September 30, 1997, the Company had cash and cash equivalents totaling approximately $1.1 million compared with $2.3 million at September 30, 1996.

The Company continues to maintain its lines of credit with its bank amounting to $14.0 million. At September 30, 1997, there were $8.9 million in borrowings under these lines of credit, and letters of credit from its bank issued in the ordinary course of business amounted to $134,000. The lines of credit expire January 1, 1998; although there can be no assurance that these lines will be extended, the Company anticipates that this will occur. For further discussion, see Note 6 of "Notes to Condensed Consolidated Financial Statements". Although the Company was not in compliance with its cash flow coverage ratio or minimum tangible net worth ratio covenants as of September 30, 1997, the Company has received a written waiver of such covenants from its bank.

Additionally, the Company entered into a lease arrangement which provides up to $1.2 million of available credit. The Company has utilized $521,000 of this credit. The remaining available credit will expire on December 31, 1997 if not utilized.

Management believes the Company has sufficient liquidity and working capital resources necessary for planned business operations, debt service requirements, planned investments, and capital expenditures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

   In January 1997, GSE Power Systems, Inc. ("Power Systems") filed a lawsuit in the U.S. District Court for the District of Maryland in Baltimore against J.L. Ryan, Inc., of Columbia, Maryland ("Ryan"), Yankee Atomic Electric Co., of Bolton, Massachusetts, and North Coast Software Inc., of Oswego, New York, among others. Power Systems' suit asserts causes of action for copyright infringement, misappropriation of trade secrets, false designation of origin under the Lanham Act, breach of contract and unfair competition. The subject matter of the suit is the defendants' distribution and sale of a simulation executive system which Power Systems believes to be an infringement of its simulation executive product. Subsequent to the filing of the suit, Power Systems reached separate settlements with Yankee Atomic Electric Co. and North Coast Software, Inc., respectively, and has dismissed claims against these parties. As of this date, Power Systems continues to pursue its claims against Ryan and the other remaining defendants. A trial date has been set for January 1998. The Company cannot reasonably predict the likely outcome of this suit at this time.

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




Date:  November 14, 1997                           	GSE SYSTEMS, INC.


                                       	           /S/ Jerome I. Feldman
                                               ----------------------------
                                                    	Jerome I. Feldman
                                                  	Chairman of the Board
                                              	(Principal Executive Officer)



                                       	           /S/ Robert W. Stroup
                                               ----------------------------
                                                    	Robert W. Stroup
                                        	Executive Vice President and Treasurer






	EXHIBIT 11.1


                    GSE SYSTEMS, INC. AND SUBSIDIARIES
                 	(in thousands, except per share data)


          	STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE



                         Three Months  Three Months  Nine Months   Nine Months
                             Ended         Ended        Ended         Ended
                        September 30, September 30, September 30,  September 30,
                             1997          1996         1997          1996
                             ----          ----         ----          ----
Net (loss) income available
to common shares.......... $ (906)      $ 1,166     $ (3,932)     $  2,683
                             =====        =====       =======        =====
Weighted average common
shares outstanding........  5,066         5,066        5,066         5,066
Dilutive effect of common
stock equivalents
	- stock options..........     --            --           --            11
                            -----         -----        -----         -----
Total shares used for
earnings per share........$ 5,066       $ 5,066      $ 5,066       $ 5,077
                            =====         =====        =====         =====
(Loss) earnings per share.$ (0.18)      $  0.23      $ (0.78)      $  0.53
                            ======         ====        ======         ====