Form 10-K
period 1997-12-31
GSE SYSTEMS INC
filed 1998-03-31
CIK 944480

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
          [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended December 31, 1997

                                       OR

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the transition period from to

                         Commission File Number 0-26494

                                GSE Systems, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  52-1868008
    ------------------------             ---------------------------------------
    (State of incorporation)             (I.R.S. Employer Identification Number)

      8930 Stanford Boulevard, Columbia, Maryland              21045
      -------------------------------------------            ---------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates as of March 6, 1998 was $5,739,857 based on closing price of such stock on that date.

         Number of shares of Common Stock outstanding as of March 6, 1998:
5,065,688.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed for its 1998 annual meeting of shareholders.

================================================================================

                                GSE SYSTEMS, INC.

                                    FORM 10-K

                      For the Year Ended December 31, 1997

                                TABLE OF CONTENTS


PART I                                                                                                   Page
                                                                                                         ----
Item 1.             Business.......................................................................        3
Item 1A.            Risk Factors...................................................................        8
Item 2.             Properties.....................................................................       12
Item 3.             Legal Proceedings..............................................................       12
Item 4.             Submission Matters to a Vote of Security Holders...............................       12

PART II
Item 5.             Market for the Registrant's Common Equity and Related
                        Stockholder Matters........................................................       13
Item 6.             Selected Financial Data........................................................       14
Item 7.             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations..................................................       16
Item 7A.            Quantitative and Qualitative Disclosures About Market Risk.....................       22
Item 8.             Financial Statements and Supplementary Data....................................       23
Item 9.             Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure.....................................       25

PART III
Item 10.            Directors and Executive Officers of the Company*...............................       26
Item 11.            Executive Compensation*........................................................       26
Item 12.            Security Ownership of Certain Beneficial Owners
                        and Management*............................................................       26
Item 13.            Certain Relationships and Related Transactions*................................       26

PART IV
Item 14.            Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K........................................................       27

SIGNATURES..........................................................................................      28

* to be incorporated by reference from the Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders.

                                GSE SYSTEMS, INC.

                                    FORM 10-K

                      For the Year Ended December 31, 1997




         Cautionary Statement Regarding Forward-Looking Statements.

         This Form 10-K contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbors created by those Acts. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the Company's business in the domestic and international marketplace. All forward-looking statements involve risks and uncertainties, including, without limitation, risks relating to the Company's ability to enhance existing software products and to introduce new products in a timely and cost-effective manner, reduced development of nuclear power plants that may utilize the Company's products, a long pay-back cycle from the investment in software development, uncertainties regarding the ability of the Company to grow its revenues and successfully integrate operations through expansion of its existing business and strategic acquisitions, the ability of the Company to respond adequately to rapid technological changes in the markets for process control, data acquisition and simulation software and systems, significant quarter-to-quarter volatility in revenues and earnings as a result of customer purchasing cycles and other factors, dependence upon key personnel, and general market conditions and competition. See Item 1A. Risk Factors. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties as set forth herein, the failure of any one of which could materially adversely affect the operations of the Company. The Company's plans and objectives are also based on the assumptions that market conditions and competitive conditions within the Company's business areas will not change materially or adversely and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can, therefore, be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

ITEM 1.       BUSINESS.

         GSE Systems, Inc. ("GSE Systems" or the "Company") designs, develops and delivers business and technology solutions by applying high-technology-related process control, data acquisition, high fidelity simulation, systems and services into applications for worldwide industries including energy and process manufacturing. The Company's solutions and services assist customers in improving quality, safety and throughput; reducing operating expenses; and enhancing overall productivity.

         The Company's products are used in over 700 applications, representing over 250 customers in 30 countries, in the following industries: specialty chemical, food & beverage, petroleum refining, oil & gas pipelines, pharmaceutical, fossil and nuclear power generation, metals and water treatment.

         Recent Developments.

         In 1997, the Company had poor financial results. The senior management of the Company has been substantially changed in the last twelve months and the current management has set a course to reduce costs and to return the Company's focus to its core businesses of controls and simulation.

         The Company had previously acquired Erudite Software & Consulting, Inc. ("Erudite Software"), a regional provider of client/server technology, custom application software development, training services, hardware/software sales, and network design and implementation services. This acquisition was made to facilitate the Company's efforts to enter the client/server IT solutions market. However, as a result of the Company's decision to re-focus its strategy on its core businesses, the Company has taken steps toward the divestiture of Erudite Software upon the receipt of an appropriate purchase offer. The Company's current plan is to complete such a divestiture during the second quarter of 1998, however, there can be no assurance that such a divestiture will occur within this time.

         The Company had previously sought to expand its presence in overseas markets, especially in Asia. Although the Company has made inroads in the Asia-Pacific region from its base in Singapore, the Company has decided, as a result of the instability caused by the recent Asian economic crisis, to significantly reduce its presence in the region for at least the next twelve months. The Company believes that such action will reduce its business risk and cost in this region.

         For the last several years, the Company has occupied a facility of approximately 154,000 square feet in Columbia, Maryland. However, in order to better meet the Company's expected facilities requirements for the foreseeable future, the Company has entered into commitments whereby the lease for its existing Columbia facility will be terminated and the affected operations are scheduled to relocate into two separate facilities during the second quarter of 1998; one of these facilities will be in Columbia, Maryland (approximately 53,000 square feet); the other facility will be in Baltimore, Maryland (approximately 33,000 square feet). The Company believes it can achieve an annualized savings in excess of $1 million by the implementation of these facilities arrangements.

         The Company believes these actions will result in an ongoing, viable enterprise more closely focused on its core businesses.

         Background.

         GSE Systems was formed on April 13, 1994, by ManTech International Corporation ("ManTech"), GP Strategies Corporation ("GP Strategies" and formerly known as "National Patent Development Corporation" or "NPDC") and its affiliates, General Physics Corporation ("GPC") and SGLG, Inc. ("SGLG" and formerly known as "GPS Technologies, Inc." or "GPS"); and Vattenfall AB ("Vattenfall") to consolidate the simulation and related businesses of their affiliates, GSE Power Systems, Inc. ("Power Systems" and formerly known as "Simulation, Systems & Services Technologies Company" or "S3 Technologies"), GP International Engineering & Simulation, Inc. ("GPI") and GSE Power Systems AB ("Power Systems AB" and formerly known as "EuroSim AB" or "EuroSim"). On December 30, 1994, GSE Systems expanded into the process control automation, and supply chain management consulting industry through its acquisition of the process systems division of Texas Instruments Incorporated ("TI"), which the Company operates as GSE Process Solutions, Inc. ("Process Solutions").

         In April 1996, the Company aligned its operating groups into three strategic business units (SBUs) to better serve its primary vertical markets - Power, Process and Oil & Gas. The realignment allowed the Company to focus on providing all of its technologies to these markets, while addressing the specific needs of each market and delivering industry specific solutions.

         In May 1996, the Company acquired Erudite Software, a regional provider of client/server technology, custom application software development, training services, hardware/software sales, and network design and implementation services. Erudite Software was subsequently combined with a small pre-existing consulting group within the Company to form the Company's Business Systems unit. See "Recent Developments".

         In December 1997, the Company acquired 100% of the outstanding common stock of J.L. Ryan, Inc., ("Ryan"), a small provider of engineering modifications and upgrade services to the power plant simulation market, for an initial purchase price of $1 million ($600,000 of which was paid in cash upon the closing of the transaction and the remainder through a promissory note payable in four annual installments of $100,000 each beginning on January 2,
1999) and an amount equal to 50% of the earnings before interest, taxes and amortization of the acquired business from 1998 to 2002; a minimum of $250,000 of such earnings payments for each of 1998 and 1999 has been guaranteed by the Company. The combination of the Company's pre-existing technology with the technical staff of the acquired Ryan business positions the Company to be more competitive for modifications and upgrade services projects within the nuclear simulation market. This acquisition has been accounted for under the purchase method. The acquisition was part of a comprehensive settlement of claims among Power Systems, Ryan and certain individuals affiliated with Ryan which had been pending in connection with a lawsuit filed by Power Systems in early 1997. See
Item 3. Legal Proceedings.

         Business Strategy.

         Users in the markets served by the Company want to focus their resources on their own customers and wish to spend less resources on managing non-core-competency areas such as control and simulation systems.

         At the same time, rapid change brought on by the popularity of Microsoft(R) operating systems has offered users the promise of historically equivalent technology at greatly reduced costs and/or improved technology at equal costs. The emergence of open standards portends a future where applications and systems adhering to these standards will work together seamlessly regardless of what combination of software the user desires. However, this multi-vendor systems environment is very complicated and users with fewer resources now need more assistance to manage this new technology to meet the specific requirements of their enterprises.

         Furthermore, the Company believes change with respect to governmental controls is occurring as a result of industry and utilities moving to a more decentralized and unregulated posture worldwide. The Company believes the governmental role will shift from direct control/intervention/regulation to audit/assurance. Therefore, industrial and utility customers may be required to train and certify their operations staffs using an approved training program such as simulation technology, of which the Company is a worldwide leader.

         By strategically focusing its products and services offerings on opportunities created by these three convergent trends - greater reliance by the market on key vendors, greater complexity of application and solution integration, and growing demand for simulation technology and services - the Company believes its prospects for the future will be strengthened.

         Services and Products.

         GSE Systems has a wide range of knowledge of control and simulation systems and the processes those systems are intended to improve, control and model. The Company's knowledge is concentrated heavily in the process industries, which include the chemicals, food & beverage, oil & gas; and pharmaceuticals fields, as well as in the power generation industry, where the Company is a world leader in nuclear power plant simulation.

         As the Microsoft Windows NT(R) operating environment technology evolves to have the robustness, features and benefits necessary for the requirements of the Company's target industries, the Company has continued the migration of its products to this platform in such a way as to assure current customers' legacy applications will function properly while at the same time offering the advantages of the new technology. Although the Company uses open standards for its products, the Company's standard system configurations are based on proprietary technology and know-how which are necessary to meet the requirements of its customers in the controls and simulation markets. Since the Company's business model is based on recovering income via software licensing and value-added services rather than the common industry practice of embedding software costs inside the hardware sold, the Company can maintain its business model in an environment of rapidly decreasing hardware costs.

         The Company's proprietary products include a Distributed Control System ("DCS") product, known as the D/3 DCS(TM) that is highly flexible and open and a family of real-time dynamic simulation tools. This product is a real-time system, which uses multiple process control modules to monitor, measure, and automatically control variables in both continuous and complex batch processes. Other products include the following: FlexBatch(R), a flexible batch manufacturing system used to facilitate the rapid creation of various batch production processes; TotalVision(TM), which is a graphical system that provides a client/server-based human machine interface for real-time process and plant information; and SABL(TM), which is a sophisticated batch and sequential manufacturing software language that permits the scheduling and tracking of raw materials and finished products, data collection and emergency shutdown procedures.

         The Company's proprietary technology also includes real-time dynamic simulation tools and products that are used to develop high fidelity simulations for nuclear and fossil power plants, petroleum refineries, oil & gas pipelines, chemical processing plants and other industrial plants. This technology is both licensed by the Company to its customers as well as used by the Company to develop simulations for its customers. The most prominent products and tools are known as SimSuite Pro(TM), SimSuite Pipeline(TM) and SimSuite Power(TM). Each of these tools facilitates design verification, process optimization and operator training.

         The Company also provides value-added services to help users plan, design, implement, and manage/support simulation and control systems. Services include application engineering, project management, training, site services, maintenance contracts and repair.

         Customers.

         The Company has provided over 700 simulation, process control and data acquisition, and business systems to an installed base of over 250 customers worldwide. In 1997, approximately 36.5% of the Company's worldwide revenue was generated from customers outside the United States.

         The Company's customers include, among others, Algonquin Gas Transmission Company, Alyeska Pipeline Service Company, Archer Daniels Midland Company, BASF Corporation, Cargill Incorporated, Exxon Company USA, Kraftwerks Simulator Gesellschaft (Germany), Miller Brewing Company, PECO Energy, Tokyo Electric Power Company (Japan) and USX-US Steel Group.

         No individual customer represented more than 10% of the Company's 1997 revenue.

         Strategic Alliances.

         In recent years, a high portion of the Company's international business has come from major contracts in Europe, the republics of the former Soviet Union and the Pacific Rim. In order to acquire and perform these contracts, the Company entered into strategic alliances or partnerships with various entities including: Siemens AG (Europe), All Russian Research Institute for Nuclear Power Plant Operation (Russia), Kurchatov Institute (Russia), Beijing Aerospace Industrial Control Automation Group Company (China), Samsung Electronics (Korea), Toyo Engineering Corporation (Japan), and Institute for Information Industry (Taiwan). These alliances have enabled the Company to penetrate work in these regions by combining its technological expertise with the regional or local presence and knowledge of its partners.

         Also, the Company continues to believe that it must have strong solutions partners as well as strong technology partners in order for it to address the myriad of systems needs of its customers in the various geographical areas in which they do business.

         Sales and Marketing.

         The Company markets its products and services through a network of direct sales staff, agents and representatives, systems integrators and strategic alliance partners. The Company also employs personnel that support corporate advertising, literature development and exhibit/conference participation.

         GSE Systems employs a direct sales force in the continental United States which is regionally based, market focused and trained on its product and service offerings. Market-oriented business and customer development teams define and implement specific campaigns to pursue opportunities in the power, process and client/server solutions marketplaces. This effort is supported by an extensive, regionally-based support organization focused on the current customer installed base. The Company's ability to support its multi-facility, international and/or multinational clients, is facilitated by its network of offices throughout the U.S. and overseas. Within the U.S., the Company maintains offices in: Maryland, Utah, Arizona, New Jersey, North Carolina, Georgia, Louisiana, Texas, and Pennsylvania. Outside the U.S., the Company has offices in Sweden, Belgium, Singapore, Taiwan and Korea. In addition to its offices located overseas, the Company's ability to conduct international business is enhanced by its multilingual and multicultural work force.

          Strategic alliance partners, systems integrators and agents represent the Company's interests in Russia, Germany, Switzerland, Spain, Czech Republic, Slovakia, United Arab Emirates, India, South Africa, Venezuela, Mexico, Argentina, and the Peoples Republic of China.

         Product Development.

         In 1997, the Company continued investment in the conversion of its D/3 DCS(TM) product to the Microsoft Windows NT(R) platform, enhancement of its S/3 SCADA(TM) system and the productization of its SimSuite(TM) software tools. During the years ended December 31, 1997, 1996 and 1995, gross research and product development expenditures for the Company were $5.1 million, $5.8 million and $4.6 million, respectively. Capitalized software development costs totaled $3.5 million, $3.9 million and $1.6 million during the years ended December 31, 1997, 1996 and 1995. See Note 2 of "Notes to Consolidated Financial Statements" for a discussion of the Company's policy regarding capitalization of software development costs.

         Industries Served.

         The following chart illustrates the approximate percentage of the Company's 1997 and 1996 revenues, respectively, attributable to each of the major industries served by the Company:

                                                              1997   1996
                                                              ----   ----
         Power............................................... 31%     45%
         Process............................................. 46%     32%
         Other............................................... 23%     23%

         Contract Backlog.

         The Company does not reflect an order in backlog until it has received a contract that specifies the terms and milestone delivery dates. As of December 31, 1997, the Company's aggregate contract backlog totaled approximately $39.0 million. At December 31, 1996, contract backlog totaled $35.2 million.

         Employees.

         As of February 28, 1998, the Company had approximately 530 employees, which represents a decrease of approximately 13% compared to February 1997. GSE Systems' operations are dependent on the efforts of its technical personnel and its senior management. Thus, recruiting and retaining capable personnel, particularly engineers, computer scientists and other personnel with expertise in computer software and hardware, as well as particular customer processes, are critical to the future performance of the Company. Competition for qualified technical and management personnel is substantial. Certain of the Company's senior executives are subject to employment agreements which include non-competition covenants. Although the Company's other key personnel are not subject to long-term employment or non-competition agreements, they are subject to standard confidentiality agreements.

ITEM 1A.      RISK FACTORS.

         Fluctuations in Quarterly Operating Results, Market Price.

         The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of new products and enhancements by the Company and its competitors, and fluctuating foreign economic conditions. Since the Company's expense levels are based in part on its expectations as to future revenues, the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall and any revenue shortfalls would likely have a disproportionate adverse effect on net income. The Company believes that these factors may cause the market price for the Common Stock to fluctuate, perhaps significantly. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. The Company's Common Stock has also experienced a relatively low trading volume, making it further susceptible to extreme price fluctuations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         International Sales and Operations.

         Sales of products and the provision of services to customers outside the United States accounted for approximately 36.5% of the Company's revenues in fiscal year 1997. The Company anticipates that international sales and services will continue to account for a significant portion of its revenues in the foreseeable future. As a result, the Company may be subject to certain risks, including risks associated with the application and imposition of protective legislation and regulations relating to import or export (including export of high technology products) or otherwise resulting from trade or foreign policy and risks associated with exchange rate fluctuations. Additional risks include potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties involving the Company's strategic alliances and managing foreign sales agents or representatives and potential difficulties in accounts receivable collection. The Company currently sells products and provides services to customers in emerging market economies such as Russia, Ukraine, Bulgaria, and the Czech Republic, as well as customers in countries whose economies have suffered in the recent Asian financial crisis. The Company has taken steps designed to reduce the additional risks associated with doing business in these countries, but the Company believes that such risks may still exist and include, among others, general political and economic instability, lack of currency convertibility, as well as uncertainty with respect to the efficacy of applicable legal systems. There can be no assurance that these and other factors will not have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, the Company's ability to expand its business into certain emerging international markets is dependent, in part, on the ability of its customers to obtain financing.

         Revenues in the Nuclear Power Industry.

         Although, the Company has reduced its reliance on the development of large application systems having multi-year delivery schedules, such as full-scope nuclear power plant simulation projects, the Company will continue to derive a significant portion of its revenues from customers in the nuclear power industry, particularly the international nuclear power industry, for the foreseeable future. The Company's ability to supply nuclear power plant simulators and related products and services is dependent on the continued operation of nuclear power plants and, to a lesser extent, on the construction of new nuclear power plants. A wide range of factors affects the continued operation and construction of nuclear power plants, including the political and regulatory environment, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, general economic conditions and the ability of customers to obtain adequate financing.

         Revenues in the Chemicals Industry.

         The Company derives a portion of its revenues from companies in the chemicals industry. Accordingly, the Company's future performance is dependent to a certain extent upon the demand for the Company's products by customers in the chemical industry. The Company's revenues may be subject to period-to-period fluctuations as a consequence of industry cycles, as well as general domestic and foreign economic conditions and other factors affecting spending by companies in the Company's target process industries. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

         Product Development and Technological Change.

         The Company believes that its success will depend in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer needs. The Company's product development activities are aimed at the development and expansion of its library of software modeling tools, the improvement of its display systems and workstation technologies, and the advancement and upgrading of its simulation, process control and data acquisition technologies. The life cycles for software modeling tools, display system software, process control, data acquisition and simulation technologies are variable and largely determined by competitive pressures. Consequently, the Company will need to continue to make significant investments in research and development to enhance and expand its capabilities in these areas and to maintain its competitive advantage.

         The Company's products are offered in markets affected by technological change and emerging standards which are influenced by customer preferences. The Company has expended significant resources in developing versions of its core products which operate in the increasingly-popular Windows NT environment, however, there can be no assurance of customer acceptance of these Windows NT-based products or that these products will be competitive with products offered by the Company's competitors. Although the Company believes that no significant trends to migrate to other operating platforms currently affect the markets for the Company's products, there can be no assurance that customers will not require compatibility with such other operating platforms in the future.

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

         Competition.

         The Company's businesses operate in highly competitive environments with both domestic and foreign competitors, many of whom have substantially greater financial, marketing and other resources than the Company. The principal factors affecting competition include price, technological proficiency, ease of system configuration, product reliability, applications expertise, engineering support, local presence and financial stability. The Company believes that competition in the simulation and process automation fields may further intensify in the future as a result of advances in technology, consolidations and/or strategic alliances among competitors, increased costs required to develop new technology and the increasing importance of software content in systems and products. The

Company believes that its technology leadership, experience, ability to provide a wide variety of solutions, product support and related services, open architecture and international alliances will allow it to compete effectively in these markets. As the Company's business has a significant international component, changes in the value of the dollar could adversely affect the Company's ability to compete internationally.

         Emergence of New Requirements.

         The Company is aware of general industry concerns that software products provide consistent operation through and after the year 2000. The Company has established a compliance program to test and, if necessary, modify new versions of its products which are designed for use in connection with applications for actual plant operations. An evaluation of the Company's products which are not designed for use in connection with actual plant operations has also been commenced. Any failure or delay in testing and/or modifying its products to be year 2000 compliant could affect the Company's competitive position or lead to product obsolescence.

         Reliance on Key Technical and Executive Personnel.

         The Company's operations are dependent on the efforts of its technical personnel and its senior management. Thus, recruiting and retaining capable personnel, particularly engineers, computer scientists and other personnel with expertise in computer software and hardware, are critical to the future performance of the Company. Competition for qualified technical and management personnel is substantial, and there can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to continue to operate profitably. Certain of the Company's senior executives are subject to employment agreements which include noncompetition covenants. Although the Company's other key personnel are not generally subject to long-term employment or noncompetition agreements, they are subject to standard confidentiality agreements.

         Legal Liability.

         The Company's business could expose it to third party claims with respect to product, environmental and other similar liabilities. Although the Company has sought to protect itself from these potential liabilities through a variety of legal and contractual provisions as well as through liability insurance, the effectiveness of such protections has not been fully tested. The failure or malfunction of one of the Company's systems or devices could create potential liability for substantial monetary damages and environmental cleanup costs. Such damages or claims could exceed the applicable coverage of the Company's insurance. Although management has no knowledge of material liability claims against the Company to date, such potential future claims could have a material adverse effect on the business or financial condition of the Company. Certain of the Company's products and services are used by the nuclear power industry; although the Company believes that it does not have significant liability exposure associated with such use as nearly all such products and services relate to training, and although the Company's contracts for such products and services typically contain provisions designed to protect the Company from potential liabilities associated with such use, there can be no assurance that the Company would not be materially adversely affected by claims or actions which may potentially arise.

         Influence of Affiliate Stockholders.

         As of the date of this report, certain directors, executive officers and other parties which are affiliates of the Company own in excess of 50% of the Common Stock of the Company. If these stockholders vote together as a group, they will be able to effectively control the business and affairs of the Company, including the election of individuals to the Company's Board of Directors, and the outcome of actions which require stockholder approval.

ITEM 2.       PROPERTIES.

         As of the date of this report, GSE Systems maintains its headquarters and leases a facility of approximately 154,000 square feet in Columbia, Maryland. However, in order to better meet the Company's expected facilities requirements for the foreseeable future, the Company has entered into commitments whereby the lease for its existing Columbia facility will be terminated and the operations presently occupying such facility are scheduled to relocate into two separate facilities during the second quarter of 1998; one of these facilities will be in Columbia, Maryland (approximately 53,000 square feet) and will be occupied by the Company's corporate headquarters offices, the operations of Power Systems, as well as various other Company operations; the other facility will be in Baltimore, Maryland (approximately 33,000 square feet) and will be occupied by the operations of Process Solutions. Each of the leases for these smaller facilities has a term of ten (10) years.

         In addition, the Company also leases office space domestically in Arizona, Georgia, Louisiana, Texas, Pennsylvania, New Jersey, North Carolina, and Utah, as well as in Belgium, Japan, Korea, Singapore, Sweden and Taiwan. The Company leases these facilities for terms ending between 1998 and 2002.


ITEM 3.       LEGAL PROCEEDINGS.

         In December 1997, Power Systems, Ryan, and certain individuals affiliated with Ryan reached a comprehensive settlement of the previously-reported lawsuit pending among them; pursuant to this settlement, Power Systems acquired all the capital outstanding stock of Ryan and all claims among the parties were dismissed. See Item 1. Business - "Background."

         Various other actions and proceedings are presently pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         No matter was submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

         The following table sets forth for the periods indicated the high and low sale prices for the Common Stock reported by the Nasdaq National Market System.


  1996                                                                         High                 Low
  ----                                                                         ----                 ---

          First Quarter........................................                $ 16               $ 13 1/4
          Second Quarter.......................................                $ 17 3/4           $ 12
          Third Quarter........................................                $ 14 7/8           $  9 1/4
          Fourth Quarter.......................................                $ 11 3/4           $  6 1/2

  1997                                                                          High                 Low
  ----                                                                          ----                 ---
          First Quarter........................................                $ 11               $  5 3/4
          Second Quarter.......................................                $  7 1/4           $  4 3/8
          Third Quarter........................................                $  6 3/4           $  3 3/4
          Fourth Quarter.......................................                $  6 3/4           $  3

         There were approximately 50 holders of record of the Common Stock as of March 6, 1998. Based upon information available to it, the Company believes there are approximately 600 beneficial holders of the Common Stock. The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain future earnings to finance the growth and development of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

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

         In 1997, the Company granted one of its senior executives a stock option to acquire 25,000 shares of Common Stock at an exercise price of $11.25. In 1996, in exchange for services, the Company granted stock options to two consultants to acquire 10,000 shares of Common Stock in the aggregate at an exercise price of $14.00. None of the aforementioned stock option grants were made pursuant to the Company's 1995 Long-Term Incentive Plan. Such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

ITEM 6.       SELECTED FINANCIAL DATA.

         The following tables present selected unaudited combined financial data of Power Systems, GPI, Power Systems AB and Erudite Software with respect to the periods beginning January 1, 1993 through April 13, 1994 and of the Company for periods after April 13, 1994. Historical results of the Company from April 13, 1994 through December 31, 1994 include the operations of Power Systems, GPI, Power Systems AB and Erudite Software. Power Systems, GPI, Power Systems AB and Erudite Software are collectively referred to as the "Predecessors" with respect to all periods between January 1, 1993 and April 13, 1994. The balance sheet data of the Company as of December 31, 1994 includes the Predecessors and Process Solutions which was acquired on December 30, 1994, except for certain international operations of the TI process systems business which were acquired by the Company in the second quarter of 1995. Historical results of operations and balance sheet data for 1997, 1996 and 1995 include the Predecessors and Process Solutions. The financial information has been derived from the historical financial statements of the Predecessors and the Company. Erudite Software was acquired on May 22, 1996 through a merger. The merger was accounted for by using the pooling of interests method. Accordingly the Company's and Predecessors' financial statements have been restated to include on a historical cost basis the accounts and operations of Erudite Software for all periods presented. The balance sheet data of the Company as of December 31, 1997 includes the operations of Ryan which was acquired by Power Systems as of December 1, 1997. The statement of operations data for the year ended December 31, 1997 includes the activity of Ryan since the date of its acquisition.

                                                  Predecessors (1)                              Company
                                              ----------------------     ----------------------------------------------------
                                                Year         Jan.1       Apr. 14               Year Ended December 31,
                                               Ended       through       through      ---------------------------------------
                                              Dec. 31,     April 13,     Dec. 31,
                                                1993          1994       1994 (2)     1995 (3)       1996 (3)     1997 (3)(4)
                                                ----          ----       --------     --------       --------     -----------
                                                               (in thousands, except per share data)
Statement of Operations Data:
Revenues  ..................................    $50,242     $14,659      $37,085       $96,060       $96,033        $79,711
Cost of revenue  ..........................      45,656      10,380       27,932        65,592        63,679         58,326
                                                -------     -------      -------       -------       -------        -------
   Gross profit  ...........................      4,586       4,279        9,153        30,468        32,354         21,385
Operating expenses:
   Selling, general and administrative .....     11,342       2,628        6,313        21,815        24,192         27,320
   Depreciation and amortization ...........      1,041         420        1,125         2,341         2,111          2,368
   Business combination costs ..............         --          --           --            --         1,206             --
   Employee severance and termination
     costs..................................         --          --           --            --            --          1,124
      Total operating expenses  ............
                                                -------     -------      -------       -------       -------       --------
                                                 12,383       3,048        7,438        24,156        27,509         30,812
                                                -------     -------      -------       -------       -------       --------
Operating income (loss)  ....................    (7,797)      1,231        1,715         6,312         4,845         (9,427)
Interest expense  ...........................        48          41          402           983           387            765
Other expense (income), net  ................        57         (43)        (192)         (364)         (394)         1,228
                                                -------     -------      -------       -------       -------       --------

Income (loss) before income taxes  ..........    (7,902)      1,233        1,505         5,693         4,852        (11,420)
Provision (benefit) for income taxes  .......      (849)        678          552         2,017           709         (2,717)
Net income (loss)  ..........................  $ (7,053)     $  555       $  953       $ 3,676        $4,143       $ (8,703)
                                               ========      ======       ======       =======        ======       ========
Earnings (loss) per common share - Basic ....                             $ 0.26       $  0.91        $ 0.82       $  (1.72)
                                                                          ======       =======        ======       ========
                                 - Diluted ..                             $ 0.26       $  0.91        $ 0.82       $  (1.72)
                                                                          ======       =======        ======       ========
Weighted average common shares
  outstanding                    - Basic ....                              3,341         4,049         5,066          5,066
                                                                          ======       =======        ======       ========
                                 - Diluted...                              3,341         4,059         5,073          5,066
                                                                          ======       =======        ======       ========

                                                 As of         As of                    As of December 31,
                                                Dec. 31,     Apr. 13,    --------------------------------------------------
                                                 1993          1994        1994          1995          1996           1997
                                                 ----          ----        -----         ----          ----           ----

Working capital..............................   ($2,039)      ($434)     $ 1,269       $16,077       $13,867        $ 1,646
Total assets.................................    29,588      35,655       42,312        54,688        51,006         48,362
Long-term liabilities........................    10,326      15,570       15,783         6,055         2,580          2,369
Series A Preferred Stock.....................        --          --        2,400            --            --             --
Stockholders' equity (deficit)...............    (3,128)     (2,563)      (4,229)       20,532        24,693         15,924

----------
(1) Historical results of operations and balance sheet data for the Predecessors include the combined results of operations and the combined balances on a historical cost basis of Power Systems (as a wholly-owned subsidiary of Bicoastal Corporation until August 31, 1993 and of ManTech thereafter), GPI, Power Systems AB and Erudite Software.

(2) Statement of operations data for the period April 14 through December 31, 1994 include the results of operations of the Company and its wholly-owned subsidiaries Power Systems, GPI, Power Systems AB and Erudite Software. Balance sheet data as of December 31, 1994 also includes the domestic operations of Process Solutions, which was acquired on December 30, 1994.

(3) Statement of operations data for the year ended December 31, 1995, 1996 and 1997 includes the operations of Power Systems, GPI, Power Systems AB, Erudite Software, the domestic operations of Process Solutions and the international operations of Process Solutions, substantially all of which the Company acquired in the second quarter of 1995. Balance sheet data as of December 31, 1995, 1996 and 1997 includes Power Systems, GPI, Power Systems AB, Erudite Software, the domestic and international operations of Process Solutions.

(4) Statement of operations data for the year ended December 31, 1997 also includes the operations of Ryan since its acquisition by Power Systems as of December 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations.

         The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues.

                                                                               Year Ended December 31,
                                                    ------------------------------------------------------------------------
                                                            1997                       1996                        1995
                                                    --------------------     ---------------------       -------------------

Contract revenue  ........................          $ 79,711       100.0%    $ 96,033        100.0%      $ 96,060      100.0%
Cost of revenue  .........................            58,326        73.2       63,679         66.3         65,592       68.3
                                                    --------       -----     --------        -----       --------      -----
Gross profit  ............................            21,385        26.8       32,354         33.7         30,468       31.7
Selling, general and administrative.......            27,320        34.3       24,192         25.2         21,815       22.7
Depreciation and amortization  ...........             2,368         3.0        2,111          2.2          2,341        2.4
Business combination costs  ..............                --          --        1,206          1.3             --         --
Employee severance and termination costs..             1,124         1.4           --           --             --         --
                                                    --------       -----     --------        -----       --------      -----
Operating (loss) income  .................            (9,427)      (11.8)       4,845          5.0          6,312        6.6
Interest expense  ........................               765         1.0          387          0.4            983        1.0
Other expense (income) ...................             1,228         1.5         (394)        (0.4)          (364)      (0.4)
                                                    --------       -----     --------        -----       --------      -----
(Loss) income before income taxes  .......           (11,420)       14.3        4,852          5.0          5,693        5.9
(Benefit from) provision for income
taxes  ...................................            (2,717)       (3.4)         709          0.7          2,017        2.1
                                                    --------       -----     --------        -----       --------      -----
Net (loss) income  .......................          $ (8,703)      (10.9)%   $  4,143          4.3%      $  3,676        3.8%
                                                    ========       =====     ========        =====       ========      =====

         Comparison of 1997 to 1996.

         Contract Revenue. Total contract revenue was $79.7 million and $96.0 million for the years ended December 31, 1997 and 1996, respectively. This $16.3 million (17%) decrease in revenue was primarily attributable to a significant decrease in power plant simulation revenue, resulting from the conclusion of several full-scope nuclear power plant simulation projects in the first half of 1997, and a decrease in third party hardware sales by the Company's Business Systems unit, which decreases were only partially offset by a 12% increase in the domestic revenue of the Company's Process business. The Company as a whole continues its transition towards smaller and shorter-term projects that often include licenses of the Company's proprietary tools.

         Revenues from fixed price contracts constitute approximately 90% of the Company's revenues for the past three years. Any unexpected costs or unanticipated delays in connection with the performance of fixed priced contracts could adversely affect the Company's financial results.

         International sales were approximately $29.1 million or 36.5% of total revenues in 1997 and $48.2 million or 50.2% of total revenues in 1996, a decrease which reflects the significant reduction in power plant simulation revenue in 1997. This decrease notwithstanding, the Company expects that international sales will continue to represent a significant portion of its total revenues. The Company currently sells products and services to customers in emerging market economies such as Russia, Ukraine, Bulgaria, and the Czech Republic, as well as customers in countries whose economies have suffered in the recent Asian financial crisis. The Company's international operations are subject to various risks, including exposure to currency fluctuation, regulatory requirements, political and economic instability and trade restrictions. The Company has taken steps to reduce these risks, particularly risks associated with doing business in emerging markets, but there can be no assurance that the above mentioned risk factors will not have a material adverse affect on the Company's business, financial condition or results of operations.

         Gross Profit. Gross profit decreased to $21.4 million in 1997 from $32.4 million in 1996, a decline of 33.9%, primarily due to lower revenues generated by power plant simulation contracts. Gross profit percentage was 26.8% in 1997 compared to 33.7% in 1996, reflecting a higher percentage of government contract-related revenues in the power simulation business with corresponding lower margins, an increase to the amortization of software development costs capitalized, lower labor utilization within the Business Systems unit, as well as reserves taken against certain contracts in 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $27.3 million, or 34.3% of revenues, during the year ended December 31, 1997 from $24.2 million, or 25.2% of revenues, during the corresponding period in 1996. The increase in these expenses in 1997 consists of increased sales and marketing costs, primarily within the Business Systems unit, increased recruiting and relocation costs, and increased costs for professional services related to the lawsuit referred to in Part I, Item 3. Legal Proceedings. Additionally, the increase reflects a reserve of $600,000 recorded to reduce certain Korean receivables to their estimated realizable value as a result of the Asian financial crisis. In the fourth quarter of 1997, the Company also recorded costs of $852,000 associated primarily with the future lease commitments on the unused portion of the current Columbia, Maryland leased facility for which the Company will derive no future benefit.

         Gross research and product development expenditures were $5.1 million and $5.8 million for the years ended December 31, 1997 and 1996, respectively. Capitalized software development costs totaled $3.5 million and $3.9 million, during the years ended December 31, 1997 and 1996, respectively. Net research and development costs expensed and included within selling, general and administrative expenses were $1.6 million and $1.9 million during the years ended December 31, 1997 and 1996, respectively. The Company continued investing in the conversion of its D/3 DCS(TM) product to the Microsoft Windows NT(R) platform, enhancement of its S/3 SCADA(TM) System for the Microsoft Windows NT(R) platform and the productization of its SimSuite(TM) software tools.

         Employee Severance and Termination Costs. The Company recorded a net charge for severance and other employee obligations of $1.1 million in connection with cost reduction efforts initiated to offset the impact of a decrease in contract revenues. Of this charge, $976,000 has been expended as of December 31,1997.

         Depreciation and Amortization. Depreciation expense amounted to $2.1 million and $1.9 million during the years ended December 31, 1997 and 1996, respectively. This increase was attributable to higher capital expenditures made in 1997 and 1996.

         Amortization of goodwill and intangibles was $219,000 and $168,000 during the years ended December 31, 1997 and 1996, respectively. This increase resulted from amortization of certain intangible assets which were fully amortized as of December 31, 1997.

         Business Combination Costs. In 1996, business combination costs related to the acquisition of Erudite Software, which consist primarily of consulting fees, legal and accounting expenses, and compensation expense for the shares issued to employees by the owners of Erudite Software pursuant to stock transfer agreements, amounted to approximately $1.2 million and were charged to operating expenses.

         Operating (Loss) Income. Operating loss amounted to ($9.4) million, or (11.8)% of revenues, and operating income amounted to $4.9 million, or 5% of revenues, during the years ended December 31, 1997 and 1996, respectively. This significant decrease in operating income reflects the reduction in margin from power plant simulation projects, increased sales and marketing costs and employee severance and termination costs as well as several other fourth quarter adjustments. See Note 18 of "Notes to Consolidated Financial Statements".

         Interest Expense. Interest expense increased to $765,000 in 1997 from $387,000 in 1996. This increase is attributable primarily to a significant increase in the Company's borrowings under its lines of credit made during the period to fund working capital requirements.

         Other Expense (Income). Other expenses amounted to $1.2 million in 1997, resulting almost exclusively from recognized foreign exchange losses of the Company's Asian operations. During 1996, $394,000 in interest income was earned from short-term investments of excess cash during the year as well as proceeds from the sale of an equity interest in a joint venture.

         (Benefit from) Provision for Income Taxes. Due to the loss experienced in 1997, the Company recognized a tax benefit of $2.7 million as compared to the tax provision of $709,000 recognized in 1996. The effective tax rate was different in 1997 as a result of reductions in the valuation allowance recognized as income by the Company in 1996.

         Comparison of 1996 to 1995.

         Contract Revenue. Total contract revenue was $96.0 million and $96.1 million for the years ended December 31, 1996 and 1995. There was an increase in 1996 revenues from the Company's growing client/server solutions business of 82% or $8.8 million, which was offset by a reduction in nuclear simulation project revenues by 14% or $7.0 million, due in part to the maturing of the nuclear simulation business and the stoppage on a large Eastern European project due to lack of customer funding.

         Contract backlog at December 31, 1996 and 1995 totaled $35.2 million and $60.1 million, respectively.

         International sales were approximately $48.2 million or 50.2% of total revenues in 1996 and $50.8 million or 52.8% of total revenues in 1995.

         Gross Profit. Gross profit increased to $32.4 million, a gross margin of 33.7% for the year ended December 31, 1996 from $30.5 million, a gross margin of 31.7%, in the corresponding period of 1995. The increased gross margin was primarily attributable to declining volume of certain low margin contracts, settlement of claims on two international contracts, changes in contract and warranty estimates and cost containment measures.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $24.2 million, or 25.2% of revenues, during the year ended December 31, 1996 from $21.8 million, or 22.7% of revenues, during the corresponding period in 1995. The increase in selling, general and administrative expenses for 1996 was primarily attributable to increased sales force, bid and proposal activities, a full year charge attributable to the international operations of Process Solutions, a one time charge for severance and employee related obligations as a result of the Company's alignment into strategic business units and business expansion efforts. These expenses were offset, in part, by a significant decrease in net research and development expenses as discussed below and to a one-time $1.1 million adjustment in connection with consolidation of duplicate facilities.

         Gross research and product development expenditures were $5.8 million and $4.6 million for the years ended December 31, 1996 and 1995, respectively. Capitalized software development costs totaled $3.9 million and

$1.6 million, during the years ended December 31, 1996 and 1995, respectively. Net research and development costs expensed and included within selling, general and administrative expenses were $1.9 million and $3.0 million during the years ended December 31, 1996 and 1995, respectively. During 1996, the Company continued investing in its FlexBatch(R) recipe and process management system, conversion of the S/3 SCADA(TM) System to Microsoft Windows NT(R) platform and productization of SimSuite(TM) software tools.

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

         Business Combination Costs. Business combination costs related to the acquisition of Erudite Software, which consisted primarily of consulting fees, legal and accounting expenses, and compensation expense for the shares issued to employees by the owners of Erudite Software pursuant to stock transfer agreements, amounted to approximately $1.2 million and were charged to operating expenses in 1996.

         Operating Income. Operating income amounted to $4.9 million and $6.3 million during the years ended December 31, 1996 and 1995, respectively. During 1996, excluding the non-recurring acquisition costs, operating income was $6.1 million, or 6.3% of revenues, as compared with $6.3 million, or 6.6% of revenues during the corresponding period of 1995. The decrease in operating income for 1996 was attributable to higher expenses relating to sales and marketing efforts and business expansion activities, which were partially offset by higher margins on contracts, continued cost control initiatives, lower net research and development expenses and one-time facility adjustment.

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

         Other Expense (Income). Other income amounted to $394,000 from interest earned from short-term investments of excess cash during the year ending December 31, 1996 as well as proceeds from the sale of an equity interest in a joint venture. During the corresponding period of 1995, $364,000 in interest income was earned from short-term investments of cash proceeds from the IPO.

         Income Tax Expense. The Company's effective tax rate decreased to 14.6% in 1996 from 35.4% in 1995. The 1996 rate was decreased as a result of a one time reduction of the tax provision of $1.1 million. This reduction reflected the Company's assessment that it would be able to utilize previous net operating loss carry forwards generated by its power business unit.

         Liquidity and Capital Resources.

         The Company has funded its activities primarily from operations and from borrowings under lines of credit. In 1997, the Company's operating activities used cash totaling approximately $3.8 million, primarily related to the 1997 net loss of $8.7 million, together with an increase in deferred income tax assets associated with a net operating loss carryforward, partially offset by non-cash items such as depreciation and amortization. For the year ended December 31, 1996, the Company's operating activities used cash of approximately $1.9 million. At December 31, 1997, the Company had cash and cash equivalents of $334,000 compared to $2.4 million as of December 31, 1996.

         The Company used approximately $4,449,000 in cash for investing activities, made up primarily of $3,474,000 of capitalized software development costs and $918,000 of capital expenditures.

         The Company generated cash flows from financing activities of approximately $6,167,000, made up primarily of $6,450,000 in borrowings under the Company's lines of credit.

         The Company maintains, through its subsidiaries, two lines of credit that provide for borrowings up to a total of $14.0 million to support foreign letters of credit, margin requirements or foreign exchange contracts and working capital needs. The first line for $7.0 million is 90% guaranteed by the Export-Import Bank of the United States ("EXIM"), is collateralized by Power Systems' contract receivables and inventory, and provides for borrowings up to 90% of eligible receivables and 60% of unbilled receivables. The second line, also for $7.0 million, is collateralized by substantially all of Process Solutions' assets, and provides for borrowing up to 85% of eligible receivables and 20% of inventory (not to exceed $500,000). The lines require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent.

         In November 1997, the Process Solutions line was amended to permit the use of loan proceeds to support the working capital needs of Erudite Software. In connection with this amendment, Erudite Software became fully liable for amounts outstanding under the line and substantially all of its assets were pledged as collateral.

         In March 1998, the Company entered into agreements with the bank whereby each of the Power Systems and Process Solutions lines of credit was conditionally extended through June 30, 1998 and a temporary $1.5 million over-advance limit was established for the Process Solutions line. In connection with the aforementioned agreement concerning the Process Solutions line, the Company has arranged for certain guaranties to be provided on its behalf to the bank by GP Strategies and ManTech. In consideration for the guaranties, the Company has agreed to grant both GP Strategies and ManTech warrants to purchase shares of the Company's Common Stock; the number of shares of Common Stock and other provisions for such warrants have not been finalized as of the date of this report. The aforementioned agreement concerning the Process Solutions line also provides for: (i) an increase of the applicable interest rate from the prime rate to the prime rate plus 1.00% or from LIBOR plus 1.0% to LIBOR plus 3.00%, as the case may be, and (ii) a reduction in the available borrowing level, and a repayment of outstanding borrowings above such level, in the event of the Company's sale or transfer of certain assets. The Power Systems line continues to bear interest at the prime rate or LIBOR plus 1.5%, as the case may be.

         Although the Company was not in compliance with its cash flow coverage ratio or minimum tangible net worth ratio covenants as of December 31, 1997, the Company has received a written waiver of such covenants from its bank.

         In 1997, the Company entered into an equipment lease arrangement which provided for up to $1.2 million of available credit to be used for the procurement of certain computer hardware and office equipment. The Company had utilized $610,000 of credit under this arrangement, of which $521,000 related to a sale and lease-back of equipment previously purchased by the Company, prior to expiration of the availability of credit on December 31, 1997. The terms of the lease provide for the Company's payment of monthly lease charges for a term of 36 months.

         The Company's additional commitments as of December 31, 1997 consisted primarily of leases on its headquarters and other facilities. Further, the performance of certain of the Company's customer contracts are secured by performance guaranties, amounting to $548,000, and letters of credit, amounting to $318,000, as of December 31, 1997, furnished by its subsidiaries' respective former parent organizations in accordance with the agreement among ManTech, GP Strategies, GPC, SGLG, Vattenfall and the Company dated April 13, 1994 (the "Formation Agreement"). Letters of credit are issued by the Company in the ordinary course of business through commercial banks as required by certain contracts and proposal requirements.

         During the year ended December 31, 1997, the Company generated a net loss of $8.7 million. The Company's credit facilities expire at June 30, 1998, and currently the Company does not have the financial wherewithal to repay these loans. The Company plans to reduce its borrowings through the proceeds from the sale of Erudite Software, which sale the Company is currently actively pursuing. Further, the Company is exploring other options to enhance its liquidity through an additional restructuring of its operations. Although the Company intends to seek to renegotiate or replace its expiring credit facilities in connection with these liquidity enhancing actions, there can be no assurance that such financing will be available to the Company, or if available, will be on terms favorable to the Company.

         In the event that the sale of Erudite Software does not result in sufficient proceeds to meet the Company's current obligations as they become due, or in the event that the sale of Erudite Software does not occur before June 30, 1998, certain of the Company's principal stockholders ManTech and GP Strategies have agreed to provide working capital support to the Company through credit enhancements, a portion of which is subject to bank approval which is expected to be received, or by taking actions that would result in additional liquidity to the Company. Although the specific form(s) of this working capital support has not yet been determined, such support may be in the form of credit enhancements, corporate guaranties and/or purchases of certain of the Company's assets.

         Management believes that the above actions will result in sufficient liquidity and working capital resources necessary for planned business operations, debt service requirements, planned investments and capital expenditures.

         Although the terms of the aforementioned credit working capital support arrangements have not yet been determined, such arrangements could have a dilutive effect on the interests of other holders of the Company's Common Stock.

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

         At December 31, 1997, the Company had forward option contracts of $460,000 to hedge future German mark receipts and the Company's Swedish subsidiary had forward exchange contracts of Swedish krona 7.0 million, or approximately $900,000 to hedge future Japanese yen and German mark receipts. Gains and losses on such contracts are recognized as part of the cost of the underlying transactions being hedged. Foreign exchange contracts have an element of risk that the counterparty may not be able to meet the terms of the agreement. However, the Company minimizes such risk exposure by limiting counterparties to NationsBank and Nordbanken AB. Management believes that the risk of incurring such losses is immaterial. The Company has also entered into foreign exchange option contracts with NationsBank, which permit, but do not require, the Company to exchange foreign currencies at a future date with the bank at a contracted exchange rate. Costs associated with such contracts are amortized over the life of the contract matching the underlying receipts.

         Other Matters.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130,

"Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997, which are both effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the income statement or in a separate statement. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers. These standards are not expected to have a material impact on the financial reporting or disclosures of the Company.

         Statement of Position 97-2 ("SOP 97-2") regarding Software Revenue Recognition will be effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 addresses contract accounting issues in the context of the software industry. Adoption of SOP 97-2 is not expected to have a material impact on the Company.

         The Company is in the process of assessing its computer applications to ensure their functionality with respect to the year 2000 millennium change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year.

         To date, management believes inflation has not had a material impact on the Company's operations.


Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.


         GSE Systems, SimSuite Pro, SimSuite Pipeline, SimSuite Power, FlexBatch, TotalVision, SABL, D/3 DCS and S/3 SCADA are trademarks of GSE Systems, Inc. All other trademarks and/or registered trademarks are the property of their respective owners.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                            Page
                                                                                                                            ----
GSE Systems, Inc. and Subsidiaries
  Report of Independent Accountants.......................................................................................  F-1
  Consolidated Balance Sheets as of December 31, 1997 and 1996............................................................  F-2
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995.....................................................................................  F-3
  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
     December 31, 1997, 1996 and 1995.....................................................................................  F-4
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.....................................................................................  F-5
  Notes to Consolidated Financial Statements..............................................................................  F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of
GSE Systems, Inc.


We have audited the accompanying consolidated balance sheets of GSE Systems, Inc. and Subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSE Systems, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                        COOPERS & LYBRAND L.L.P.


McLean, Virginia
March 31, 1998

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                     ASSETS

                                                                                         December 31,  December 31,
                                                                                             1997          1996
                                                                                         ------------  ------------
 Current assets:
     Cash and cash equivalents ........................................................    $   334       $ 2,450
     Contract receivables .............................................................     24,371        27,457
     Inventories ......................................................................      2,700         3,538
     Prepaid expenses and other current assets ........................................      1,739         2,701
     Deferred Income taxes ............................................................      2,570         1,454
                                                                                           -------       -------

          Total current assets ........................................................     31,714        37,600

     Property and equipment, net ......................................................      3,864         5,318
     Investment in joint venture ......................................................        252            --
     Software development costs, net ..................................................      7,526         5,176
     Goodwill and other intangible assets, net ........................................      2,974         2,059
     Deferred income taxes ............................................................      1,730           569
     Other assets .....................................................................        302           284
                                                                                           -------       -------
           Total assets ...............................................................    $48,362       $51,006
                                                                                           =======       =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit ..................................................................    $ 9,032       $ 2,582
     Accounts payable  ................................................................      7,919         8,604
     Accrued expenses .................................................................      4,304         4,430
     Obligations under capital lease  .................................................        208           186
     Accrued severance costs  .........................................................        148            --
     Billings in excess of revenue earned .............................................      6,719         5,358
     Accrued contract reserves  .......................................................        287           233
     Accrued warranty reserves  .......................................................        625         1,408
     Other current liabilities  .......................................................        513           281
     Income taxes payable .............................................................        313           651
                                                                                           -------       -------
            Total current liabilities  ................................................     30,068        23,733
     Notes payable to related parties  ...............................................         185           202
     Obligations under capital lease ..................................................        234           420
     Billings in excess of revenue earned  ............................................         --           803
     Accrued contract and warranty reserves ...........................................        675           687
     Other liabilities  ...............................................................      1,276           468
                                                                                           -------       -------
            Total liabilities  ........................................................     32,438        26,313
                                                                                           -------       -------
     Stockholders' equity:
         Common stock $.01 par value, 8,000,000 shares authorized,
           5,065,688 shares issued and outstanding ....................................         50            50
         Additional paid-in capital  ..................................................     21,378        21,378
         Retained earnings (deficit) - at formation ...................................     (5,112)       (5,112)
         Retained earnings (deficit) - since formation ................................       (239)        8,464
         Cumulative translation adjustment.............................................       (153)          (87)
                                                                                           -------       -------
            Total stockholders' equity ................................................     15,924        24,693
                                                                                           -------       -------

            Total liabilities & stockholders' equity ..................................    $48,362       $51,006
                                                                                           =======       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                    Years ended December 31,
                                                             1997           1996           1995
                                                             ----           ----           ----

Contract revenue......................................       $79,711       $96,033        $96,060
Cost of revenue.......................................        58,326        63,679         65,592
                                                            --------       -------        -------
     Gross profit.....................................        21,385        32,354         30,468
                                                            --------       -------        -------

Operating expenses:
  Selling, general and administrative.................        27,320        24,192         21,815
  Depreciation and amortization.......................         2,368         2,111          2,341
  Business combination costs..........................            --         1,206             --
  Employee severance and termination costs............         1,124            --             --
                                                            --------       -------        -------
  Total operating expenses............................        30,812        27,509         24,156
                                                            --------       -------        -------
     Operating (loss) income .........................        (9,427)        4,845          6,312
Interest expense, net.................................           765           387            983

Other (income) expense ...............................         1,228          (394)          (364)
                                                            --------       -------        -------
     (Loss) income before income taxes................       (11,420)        4,852          5,693
(Benefit from) provision for income taxes.............        (2,717)          709          2,017
                                                            --------       -------        -------
      Net (loss) income...............................      $ (8,703)      $ 4,143        $ 3,676
                                                            ========       =======        =======

Basic and diluted (loss) earnings per common share....      $  (1.72)      $  0.82        $  0.91
                                                            ========       =======        =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (in thousands)

                                                                 Retained Earnings
                                   Common Stock                      (Deficit)
                                 ---------------  Additional   ---------------------
                                                    Paid-in        At        Since
                                 Shares   Amount    Capital    Formation   Formation
                                 ------   ------    -------    ---------   ---------

Balance January 1, 1995.........  3,341   $   33     $    --     $(5,048)    $  874
Issuance of common stock........  1,725       17      21,121          --         --
Distribution to shareholder.....     --       --          --         (64)      (229)
Reductions in notes receivable..     --       --          --          --         --
Foreign currency translation....     --       --          --          --         --
Pension liability adjustment....     --       --          --          --         --
Net income... ..................     --       --          --          --      3,676
                                  -----   ------     -------     -------    -------
Balance, December 31, 1995......  5,066       50      21,121      (5,112)     4,321
Compensation expense............     --       --         257          --         --
Foreign currency translation....     --       --          --          --         --
Pension liability adjustment....     --       --          --          --         --
Net income......................     --       --          --          --      4,143
                                  -----   ------     -------     -------    -------
Balance, December 31, 1996......  5,066       50      21,378      (5,112)     8,464
Foreign currency translation....     --       --          --          --         --
Net loss........................     --       --          --          --     (8,703)
                                  -----   ------     -------     -------    -------
Balance, December 31, 1997......  5,066   $   50     $21,378     $(5,112)   $  (239)
                                  =====   ======     =======     =======    =======



                                       Notes         Pension        Foreign
                                  Receivable from   Liability      Currency
                                    Stockholders    Adjustment    Translation    Total
                                   -------------    ----------    -----------    -----

Balance January 1, 1995.........     $  (75)     $  (73)        $    60       $(4,229)
Issuance of common stock........         --          --              --        21,138
Distribution to shareholder.....         --          --              --          (293)
Reductions in notes receivable..         75          --              --            75
Foreign currency translation....         --          --             194           194
Pension liability adjustment....         --         (29)             --           (29)
Net income... ..................         --          --              --         3,676
                                    -------      ------          ------       -------
Balance, December 31, 1995......         --        (102)            254        20,532
Compensation expense............         --          --              --           257
Foreign currency translation....         --          --            (341)         (341)
Pension liability adjustment....         --         102              --           102
Net income......................         --          --              --         4,143
                                    -------      ------          ------       -------
Balance, December 31, 1996......         --          --             (87)       24,693
Foreign currency translation....         --          --             (66)          (66)
Net loss........................         --          --              --        (8,703)
                                    -------      ------          ------       -------
Balance, December 31, 1997......    $    --      $   --          $ (153)      $15,924
                                    =======      ======          ======       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Years ended December 31,
                                                                                   -------------------------------
                                                                                       1997       1996        1995
                                                                                       ----       ----        ----
Cash Flows From Operating Activities
Net (loss) income .............................................................      $(8,703)    $ 4,l43    $ 3,676
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
    Depreciation and amortization..............................................        3,492       2,747      2,813
    Accrued facility reserve...................................................          852      (1,451)      (348)
    Provision for doubtful contract receivables ...............................          723          --        102
    Foreign currency transaction loss..........................................        1,275          --         --
    Non-cash stock compensation................................................           --         257         --
    Deferred income taxes .....................................................       (2,277)         71        627
    Interest imputed on discounted note payable ...............................           --          --         17
    Changes in assets and liabilities:
         Contract receivables..................................................        1,464       2,103     (7,962)
         Inventories...........................................................          727      (1,245)       271
         Prepaid expenses and other current assets.............................          836         355     (1,208)
         Other assets..........................................................          (17)       (181)      (150)
         Accounts payable and accrued expenses.................................       (2,152)      1,399      3,645
         Accrued severance ....................................................          148          --         --
         Billings in excess of revenue earned..................................          644      (6,933)       617
         Accrued contract and warranty reserves................................         (710)     (1,927)    (2,605)
         Other current liabilities.............................................          200        (780)      (157)
         Income taxes payable .................................................         (315)       (520)       676
         Other liabilities.....................................................           (2)         41         (1)
                                                                                     -------     -------     ------
Net cash provided by (used in) operating activities............................       (3,815)     (1,921)        13
                                                                                     -------     -------     ------

Cash Flows From Investing Activities:

   Capital expenditures..................................................               (918)     (2,834)    (1,501)
   Capitalization of software development costs..........................             (3,474)     (3,890)    (1,664)
   Purchase of business, net of cash acquired............................               (578)
   Proceeds from sale/leaseback transaction..............................                521          --         --
                                                                                     -------     -------     ------
Net cash used in investing activities..........................................       (4,449)     (6,724)    (3,165)
                                                                                     -------     -------     ------
Cash Flows From Financing Activities:
    Increase in (repayments under) lines of credit with bank...................        6,450       2,369     (4,024)
    Cash overdraft ............................................................           --          --        (13)
    Repayment to Vattenfall ...................................................           --          --     (1,411)
    Repayments under capital lease obligations.................................         (266)        (37)       (75)
    Principal payments under term-note.........................................           --          --     (7,882)
    Decrease in notes payable to related parties ..............................          (17)         --        (38)
    Payments to shareholder at formation ......................................           --          --        (64)
    Net proceeds from sale of common stock ....................................           --          --     21,138
    Redemption of preferred stock .............................................           --          --     (2,400)
    Net repayment of amounts due from stockholders.............................           --        (204)     2,473
                                                                                     -------     -------     ------
Net cash provided by (used in) financing activities............................        6,167       2,128      7,704
Effect of exchange rate changes on cash........................................          (19)        (49)       112
                                                                                     -------     -------     ------
Net increase (decrease) in cash and cash equivalents...........................       (2,116)     (6,566)     4,664
Cash and cash equivalents at beginning of period...............................        2,450       9,016      4,352
                                                                                     -------     -------     ------
Cash and cash equivalents at end of period.....................................      $   334     $ 2,450    $ 9,016
                                                                                     =======     =======    =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business

   GSE Systems, Inc. (the "Company") designs, develops and delivers business and technology solutions by applying process control, data acquisition, simulation, client/server and business software, systems and services to the energy, process and manufacturing industries worldwide. The Company was formed on April 13, 1994 through the consolidation of operations of GSE Power Systems, Inc. ("Power Systems" and formerly "Simulation, Systems & Services Technologies Company" and its immediate parent MSHI, Inc.), GP International Engineering & Simulation, Inc. ("GPI") and GSE Power Systems AB ("Power Systems AB" and formerly "EuroSim AB"). In December 1994 and in the second quarter of 1995, the Company expanded into the process control and data acquisition business through the acquisition of the net assets of the process control systems division of Texas Instruments Incorporated ("TI"), which now does business as GSE Process Solutions, Inc. ("Process Solutions"). In May 1996, the Company acquired all of the outstanding shares of capital stock of Erudite Software & Consulting, Inc. ("Erudite Software"), a provider of client/server solutions through custom application software development, training services, hardware-software sales and network design and implementation. In December 1997, the Company acquired all of the outstanding shares of capital stock of J.L. Ryan, Inc. ("Ryan"), a provider of engineering modifications and upgrade services to the power plant simulation market.

   During the year ended December 31, 1997, the Company generated a net loss of $8.7 million. The Company's credit facilities expire at June 30, 1998, and currently the Company does not have the financial wherewithal to repay these loans. The Company plans to reduce its borrowings through the proceeds from the sale of Erudite Software, which sale the Company is currently actively pursuing. Further, the Company is exploring other options to enhance its liquidity through an additional restructuring of its operations. Although the Company intends to seek to renegotiate or replace its expiring credit facilities in connection with these liquidity enhancing actions, there can be no assurance that such financing will be available to the Company, or if available, will be on terms favorable to the Company.

   In the event that the sale of Erudite Software does not result in sufficient proceeds to meet the Company's current obligations as they become due, or in the event that the sale of Erudite Software does not occur before June 30, 1998, certain of the Company's principal stockholders ManTech and GP Strategies have agreed to provide working capital support to the Company through credit enhancements, a portion of which is subject to bank approval which is expected to be received, or by taking actions that would result in additional liquidity to the Company. Although the specific form(s) of this working capital support has not yet been determined, such support may be in the form of credit enhancements, corporate guaranties and/or purchases of certain of the Company's assets.

   Management believes that the above actions will result in sufficient liquidity and working capital resources necessary for planned business operations, debt service requirements, planned investments and capital expenditures.

   Although the terms of the aforementioned credit working capital support arrangements have not yet been determined, such arrangements could have a dilutive effect on the interests of other holders of the Company's Common Stock.

2.   Summary of significant accounting policies

Formation of the Company

   The Company was formed through the contribution of the businesses of Power Systems (and its immediate parent), GPI and Power Systems AB by their parent organizations, ManTech and certain of its employees and related parties, GP Strategies and GP Strategies' affiliates, SGLG, Inc. ("SGLG" and formerly "GPS Technologies, Inc." or "GPS") and General Physics Corporation ("GPC"), and Vattenfall Engineering AB ("Vattenfall"). In exchange, the contributors received shares of Common Stock of the Company. In addition, ManTech received shares of preferred stock of the Company and Vattenfall received cash and notes. In light of the equality of interests of the Company's principal stockholders, there was no identifiable acquirer in the consolidation. Thus, the assets and liabilities of each of the businesses contributed were recorded at historical cost.

Principles of consolidation

   The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries: Power Systems, GPI, Power Systems AB, Process Solutions, Erudite Software and Ryan. All inter-company balances and transactions have been eliminated.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

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

   Supplemental disclosures of cash flow information (in thousands):

                                                                              Year Ended December 31,
                                                                   ---------------------------------------------
                                                                    1997                1996                1995
                                                                    ----                ----                ----
  Non cash investing & financing activities:
    Obligations under capital leases........................       $ 102                $ 313               $ 90
                                                                   =====                =====                ===
  Notes payable to related party for investment in joint
  venture...................................................       $ 252                $  --               $ --
                                                                   =====                =====               ====
Cash paid:
  Interest..................................................         741                  228                882
                                                                   =====                =====               ====

  Income taxes..............................................         233                  285                767
                                                                   =====                =====               ====

   As discussed in Note 3 the Company acquired Process Solutions' international operations in the second quarter of 1995 and the operations of J. L. Ryan in December of 1997. In conjunction with these acquisitions, the purchase price consisted of the following: (in thousands)

  Cash paid.................................................      $  600                   --             $    --
  Long-term note payable issued.............................         900                   --               1,043
                                                                  ------               ------             -------
  Total purchase price......................................      $1,500                   --             $ 1,043
                                                                  ======               ======             =======

Inventories

   Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventory costs include raw materials and purchased parts.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

   A summary of inventories is as follows (in thousands):


                                                 December 31,
                                             1997              1996
                                             ----              ----
Raw materials..........................   $ 1,610           $ 2,115
Service parts..........................     1,090             1,423
                                          -------           -------
                                          $ 2,700           $ 3,538
                                           ======            ======


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

Research and development

   Development expenditures incurred to meet customer specifications under contracts accounted for under the percentage of completion method are charged to contract costs. Company sponsored research and development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored research and development activities relating to the development of new products and services or the improvement of existing products and services, exclusive of amounts capitalized, were approximately $1,580,000, $1,861,000 and $2,945,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Goodwill

   Goodwill represents the excess of purchase price over the fair value of net tangible and intangible assets acquired. These amounts are amortized on a straight-line basis over periods ranging from seven to fifteen years.

Asset Impairments

   At each balance sheet date, management evaluates the recoverability of identifiable tangible and intangible assets using certain financial indicators, such as historical and future ability to generate income from operations. The Company's policy is to record an impairment loss against the net unamortized cost of the asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
less than the carrying amount of the asset. Measurement of the impairment loss is based on the estimated fair value of the asset.

Foreign currency translation

   Balance sheet accounts for foreign operations are translated at the exchange rate at the balance sheet date, and income statement accounts are translated at the average exchange rate for the period. The resulting translation adjustments are included as a separate component of stockholders' equity. Transaction gains and losses, resulting from changes in exchange rates, are included in operations in the period in which they are incurred. For the year ended December 31, 1997, the foreign currency transaction loss, which is included in other (income) expense, was approximately $1,275,000. This transaction loss is primarily the result of intercompany transactions which have been negatively impacted by the poor financial condition of Asian markets. Foreign currency transaction gains and losses were not material in 1996 and 1995.

Revenue recognition

   Revenue under fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses and the cumulative effect of any change is recognized in the period in which the change is determined. Estimated losses are charged against earnings in the period such losses are identified. The remaining liability for contract costs to be incurred in excess of contract revenue is reflected as accrued contract reserves in the Company's consolidated balance sheets. Revenue from sales of other products is recorded when the products are shipped, and for software products, upon execution of a licensing agreement, shipment of the product and the determination by management that the resulting receivable is deemed collectible. Revenue from certain consulting or training contracts are recognized on a time and material basis. For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses. The Company has no significant vendor obligations or collectibility risk associated with its product sales.

Warranties

   As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience. During 1997 and 1996, the Company revised its estimate for future warranty costs. The effect of these changes in estimates was to decrease gross profit in 1997 by approximately $(230,000) and increase gross profit in 1996 by approximately $601,000.

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

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

Earnings per share

   Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted earnings per share is the same as basic earnings per share for the year ended December 31, 1997 because the effects of such items were anti-dilutive. The earnings per share computations have been restated for all periods presented to conform to FAS 128.

   The number of common shares and common share equivalents used in the determination of basic and diluted earnings (loss) per share was as follows. The difference between these amounts in 1996 and 1995 represents dilutive options to purchase shares of common stock computed under the treasury stock method.


                          1997              1996             1995
                          ----              ----             ----
Basic.................  5,065,700         5,065,700        4,049,000
                        =========         =========        =========
Diluted...............  5,065,700         5,073,700        4,059,000
                        =========         =========        =========


New Accounting Standards

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997, which are both effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the income statement or in a separate statement. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers.

   Statement of Position 97-2 (SOP 97-2) regarding Software Revenue Recognition will be effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 addresses contract accounting issues in the context of the software industry. Adoption of SOP 97-2 is not expected to have a material impact on the Company.


Concentration of credit risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy and manufacturing industries. No single customer accounted for a significant (greater than 10%) amount of the Company's revenue during the years ended December 31, 1997, 1996 and 1995 and there were no significant contract receivables from a single customer at December 31, 1997 and 1996. The Company typically performs a credit evaluation before extending credit and may require letters of credit, bank guarantees or advance payments. Thereafter, the Company continues to monitor its contract receivables exposure after giving effect to letters of credit, bank guarantees, the status of work performed on contracts, and its customers' financial condition.

Off balance sheet risk and foreign exchange contracts

   The Company enters into forward exchange contracts, options and swaps as hedges against certain foreign currency commitments. The Company also enters into letters of credit and performance guarantees in the ordinary course of business as required by certain contracts and proposal requirements. The Company does not hold any derivative financial instruments for trading purposes.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

   Gains and losses on foreign exchange contracts and swaps are recognized as part of the cost of the underlying transactions being hedged in the period in which the exchange rates changed. Foreign exchange contracts have an element of risk that the counterparty may not be able to meet the terms of the agreement. However, the Company minimizes such risk exposure by limiting counterparties to nationally recognized financial institutions. Foreign exchange options contracts permit but do not require the Company to exchange foreign currencies at a future date with counterparties at a contracted exchange rate. Costs associated with such contracts are amortized over the life of the contract matching the underlying receipts.

3. Acquisitions

   The Company acquired the net assets of the domestic operations of Process Solutions on December 30, 1994 and the international operations in the second quarter of 1995 for an aggregate purchase price of $9,882,000. This acquisition was accounted for under the purchase method. The financial results of Process Solutions have been included in the results of operations from the dates of acquisition. The acquisition was financed through a promissory note payable in the amount of $5,882,000 with a five year term (the "TI Five-Year Note"), a short-term promissory note payable in the amount of $2,000,000 and cash from operations of the Company in the amount of $2,000,000. The TI Five-Year Note, which was guaranteed by the Company and certain of its stockholders, and the short-term promissory note, bore interest at a rate of 8% and were fully repaid in 1995. The Company is also required to make quarterly performance payments to TI equal to 15% of the revenue earned through December 30, 1999 attributable to the Real Time Business Controls portion of the acquired business with a minimum payment of $750,000 and a maximum payment of $4,000,000. The minimum amount of $750,000 has been accrued and recorded as goodwill, and all additional payments above $750,000 will be recorded as goodwill if paid. The acquisition resulted in total goodwill of $2,427,000, which is being amortized over fifteen years.

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

   Combined and separate results of the Company and Erudite Software during the periods preceding the merger were as follows (in thousands):


                                      The Company     Erudite Software     Combined
                                      -----------     ----------------     --------

Three Months Ended March 31, 1996:
    Revenue.........................  $     18,545       $     3,758      $   22,303
                                      ============       ===========      ==========
    Net income......................  $        860       $       231      $    1,091
                                      ============       ===========      ==========

Year Ended December 31, 1995:
    Revenue.........................  $     85,302       $    10,758      $   96,060
                                      ============       ===========      ==========
    Net income......................  $      3,490       $       186      $    3,676
                                      ============       ===========      ==========


   On December 1, 1997, the Company acquired 100% of the outstanding common stock of J.L. Ryan, Inc. ("Ryan") for an initial purchase price of $1,000,000 and contingent consideration based on the performance of the business from 1998 to 2002; a minimum of $250,000 of such earnings payments for each of 1998 and 1999 has been guaranteed by the Company. The Company paid $600,000 in cash upon the closing of the transaction and entered into a promissory note payable in four annual installments of $100,000 each beginning on January 2, 1999. This

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
acquisition has been accounted for under the purchase method. The financial results of Ryan have been included in the results of operations from the date of acquisition. The acquisition resulted in total goodwill of $1,133,976, which is being amortized over seven years. The following unaudited pro forma information has been prepared assuming that the acquisition was consummated on January 1, 1996.

Pro Forma Information (Unaudited)

                                                                                Year Ended
                                                                        ------------------------
                                                                        1997                1996
                                                                        ----                ----
                                                                  (In thousands, except per share data)
                                                                               (Unaudited)
Revenues  ....................................................       $ 81,239              $ 98,310

Net income  ..................................................       $ (8,861)             $  4,505

Basic and diluted (loss) earnings per share...................       $  (1.75)             $    .89

Weighted Average Number of Shares Outstanding - Basic.........          5,066                 5,066
                                                                     ========              ========

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



                                          December 31,  1997                            December 31, 1996
                                   ---------------------------------         ----------------------------------
                                                           Notional/                                  Notional/
                                   Carrying      Fair      Contract          Carrying      Fair       Contract
                                    Amount       Value       Value            Amount       Value        Value
                                    ------       -----       -----            ------       -----        -----
Foreign currency instruments:
Options.........................     $ 55        $ 62        $  520           $ 333        $ 231      $ 3,973
Forward contracts...............     $ -         $ -         $1,410           $ 370        $ 409      $ 4,665
Swaps...........................     $ -         $ -         $ -              $ 106        $  89      $   594



5. Contract receivables and billings in excess of revenue earned

   Contract receivables represent balances due from a broad base of both domestic and international customers. Due to the various billing and payment terms, none of these individual customer balances is significant (more than 10%). All contract receivables are considered to be collectible within twelve months. The components of contract receivables are as follows (in thousands):

                       GSE SYSTEMS, INC. AND SUBSIDIARIES


                                                                                    December 31,
                                                                               ---------------------
                                                                               1997             1996
                                                                               ----             ----
Billed receivables........................................................   $ 16,994        $ 18,041
Recoverable costs and accrued profit - not billed.........................      8,398           9,714
Allowance for doubtful accounts...........................................     (1,021)           (298)
                                                                             --------        --------
    Total contract receivables............................................   $ 24,371        $ 27,457
                                                                             ========        ========

   Recoverable costs and accrued profit - not billed represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts.

   Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first become known. The effect of changes in estimates of contract profits was to decrease gross profit by approximately $410,000 for the year ended December 31, 1997 and to increase gross profit by approximately $1,900,000 and $1,019,000 during the years ended December 31, 1996 and 1995 respectively.

   For the year ended December 31, 1995, the total estimated contract revenue and costs at completion for two international contracts included claims revenue, which was equal to estimated future costs, of $1,200,000. During 1996, the Company received contract modifications totaling $2,200,000 for the claims recognized in 1995 and for additional claims in 1996. In connection with these contract modifications, the Company incurred total costs of approximately $1,600,000, including costs related to the claims recognized in 1995. Accordingly, the Company recognized additional gross profit of approximately $600,000 during 1996.

Additionally, in early 1997, the Company settled claims and counterclaims with its consortium partner on these international contracts for which there was no net impact to the Company.

6. Property and equipment

   Property and equipment consists of the following (in thousands):


                                                                                  December 31,
                                                                              --------------------
                                                                              1997            1996
                                                                              ----            ----
Computer equipment........................................................   $ 7,771        $ 7,101
Leasehold improvements....................................................     1,889          1,829
Furniture and fixtures....................................................     1,652          1,521
                                                                             -------        -------
                                                                              11,312         10,451
Accumulated depreciation and amortization.................................    (7,448)        (5,133)
                                                                             -------        -------
Property and equipment, net...............................................   $ 3,864        $ 5,318
                                                                             =======        =======

   Depreciation and amortization expense was $2,149,000, $1,943,000 and $1,575,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

   The Company has $962,000 and $860,000 in assets held under capital lease as of December 31, 1997 and 1996, respectively. Accumulated amortization on these assets was $384,000 and $190,000 as of December 31, 1997 and 1996, respectively.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

7. Software development costs

   Software development costs, net, consist of the following (in thousands):



                                                                                    December 31,
                                                                               -------------------
                                                                               1997           1996
                                                                               ----           ----
Capitalized software development costs....................................   $  9,028        $  5,554
Accumulated amortization..................................................     (1,502)           (378)
                                                                             -------         --------
Software development costs, net...........................................   $  7,526        $  5,176
                                                                             ========        ========

   Software development costs capitalized were $3,474,000, $3,890,000 and $1,664,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Amortization of software development costs capitalized was $1,124,000, $635,000, $471,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and are included within cost of revenue. During 1996, the Company wrote-off approximately $2.4 million in fully amortized capitalized software development costs.

8. Goodwill

   Goodwill consists of the following (in thousands):

                                                                                   December 31,
                                                                               -------------------
                                                                               1997           1996
                                                                               ----           ----
Cost......................................................................   $ 3,559         $ 2,425
Accumulated amortization..................................................      (585)           (366)
                                                                             -------         -------
      Total...............................................................   $ 2,974         $ 2,059
                                                                             =======         =======

   Amortization expense for goodwill was approximately $219,000, $168,000 and $270,000 for the years ended December 31, 1997, 1996 and 1995, respectively. For the year ended December 31, 1995, the Company recorded amortization expense of $496,000 for other intangible assets that were fully amortized by December 31, 1995.

   As discussed in Note 11, during 1996 and 1995, the Company reduced the valuation allowance (against deferred tax assets) that was set up in connection with the acquisition of Power Systems in August 1993. This resulted in a corresponding reduction of goodwill of $109,000 and $525,000 during the years ended December 31, 1996 and 1995, respectively, and other intangible assets by $829,000 during the year ended December 31, 1995.

9. Accrued expenses

   Accrued expenses consist of the following (in thousands):

                                                                                  December 31,
                                                                               -----------------
                                                                               1997         1996
                                                                               ----         ----
Accrued vacation, severance and other benefits............................   $ 1,771       $ 2,456
Accrued compensation and payroll taxes....................................     1,260         1,504
Other accrued expenses....................................................     1,273           470
                                                                             -------       -------
  Total...................................................................   $ 4,304       $ 4,430
                                                                             =======       =======

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

10. Notes payable and financing arrangements

   Notes payable and financing arrangements consist of the following (in thousands):

                                                                                     December 31,
                                                                               ---------------------
                                                                               1997             1996
                                                                               ----             ----
Lines of credit with bank.................................................    $ 9,032        $ 2,582
Notes payable to related parties..........................................        185            202
Capital lease obligations.................................................        442            606
                                                                              -------        -------
  Total notes payable and financing arrangements..........................      9,659          3,390
Less amounts payable within one year......................................     (9,240)        (2,768)
                                                                              -------        -------
  Long-term portion.......................................................    $   419        $   622
                                                                              =======        =======


Lines of Credit

    The Company maintains, through its subsidiaries, two lines of credit that provide for borrowings up to $14.0 million to support foreign letters of credit, margin requirements or foreign exchange contracts and working capital needs. The first line, through Power Systems, of $7.0 million is 90% guaranteed by the Export-Import Bank of the United States ("EXIM") and is collateralized by Power Systems' contract receivables and inventory. The line provides for borrowings up to 90% of eligible receivables and 60% of unbilled receivables. The outstanding borrowings under the Power Systems line at December 31, 1997 were $4,943,000. The second line, through Process Solutions, of $7.0 million is collateralized by substantially all of Process Solutions' assets and provides for borrowings up to 85% of eligible receivables and 20% of inventory (limited to $500,000). The outstanding borrowings under the Process Solutions line at December 31, 1997 were $4,090,000. The weighted average interest rate on these borrowings was 8.3%, 8.25% and 8.5% for the years ended December 31, 1997, 1996 and 1995, respectively.

    In November 1997, the Process Solutions line was amended to permit the use of loan proceeds to support the working capital needs of Erudite Software. In connection with this amendment, Erudite Software became fully liable for amounts outstanding under the line and substantially all of its assets were pledged as collateral.

    In March 1998, the Company entered into agreements with the bank whereby each of the Power Systems and Process Solutions lines of credit was conditionally extended through June 30, 1998 and a temporary $1.5 million over-advance limit was established for the Process Solutions line. In connection with the aforementioned agreement concerning the Process Solutions line, the Company has arranged for certain guaranties to be provided on its behalf to the bank by GP Strategies and ManTech. The aforementioned agreement concerning the Process Solutions line also provides for: (i) an increase of the applicable interest rate from the prime rate to the prime rate plus 1.00% or from LIBOR to LIBOR plus 3.00%, as the case may be, and (ii) a reduction in the available borrowing level, and a repayment of outstanding borrowings above such level, in the event of the Company's sale or transfer of certain assets. The Power Systems line continues to bear interest at the prime rate or LIBOR, at the Company's option.

   The aforementioned lines of credit also contain certain covenants which restrict the Company from, among other things, incurring additional indebtedness, entering into merger, consolidation or acquisition transactions, disposing of all or substantially all of its assets, creating liens on assets, and creating guaranty obligations. Further, the Company is required to comply with certain financial ratios, including minimum levels of tangible net worth and cash flow to fixed obligations, and is also required to provide the bank with certain periodic financial reports. The Company was in violation of the cash flow coverage ratio and the tangible net worth covenants as of December 31, 1997 and is probable of violating these covenants as of March 31, 1998. The bank has waived such covenant

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
violations at December 31, 1997 and March 31, 1998. Should a violation of any loan covenant occur at any future measurement date, the bank would have the right to declare an event of default, and the loans would be payable on demand.

Other debt

   The Company entered into capital lease agreements for property, furniture and equipment, totaling $102,000, $313,000, and $90,000 during the years ended December 31, 1997, 1996 and 1995, respectively. These obligations bear interest at between 9% and 11% per annum and expire between 1998 and 2000.

Debt maturities

   Aggregate maturities of debt as of December 31, 1997 are as follows: 1998, $9,240,000; 1999, $169,000; 2000, $32,000; 2001, $25,000; 2002, $27,000; and
$166,000 thereafter.

11.   Income taxes

   The consolidated (loss) income before income tax, by domestic and foreign sources, is as follows (in thousands):


                                                                                   Year Ended December 31,
                                                                           -------------------------------------
                                                                           1997             1996            1995
                                                                           ----             ----            ----
Domestic............................................................    ($ 8,850)         $ 3,884          $ 3,844
Foreign.............................................................    ($ 2,570)             968            1,849
                                                                        --------          -------          -------
 Total                                                                  ($11,420)         $ 4,852          $ 5,693
                                                                        ========          =======          =======

The (benefit from) provision for income taxes is as follows (in thousands):


                                                                                Year Ended December  31,
                                                                    ---------------------------------------------
                                                                    1997                   1996              1995
                                                                    ----                   ----              ----
Current:
    Federal...............................................       $   (27)                 $ (23)            $  210
    State.................................................            --                     29                 40
    Foreign...............................................          (413)                   642                508
                                                                 --------                 -----             ------
                                                                    (440)                   648                758
                                                                 --------                 -----             ------
Deferred:
    Federal...............................................        (2,388)                   186              1,160
    State.................................................          (229)                    23                 99
    Foreign...............................................           340                   (148)                --
                                                                 -------                  -----             ------
                                                                  (2,277)                    61              1,259
                                                                 --------                 -----            -------
                                                                 $(2,717)                 $ 709            $ 2,017
                                                                 =======                  =====            =======

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

   The (benefit from) provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory rate to pre-tax
(loss) income as a result of the following:


                                                                                  Year Ended December 31,
                                                                      -------------------------------------------
                                                                      1997                1996               1995
                                                                      ----                ----               ----
Statutory U.S. tax rate.....................................         (34.0)%              34.0%               34.0%
State income tax, net of federal tax benefit................          (2.7)                2.7                 2.8
Effect of foreign operations................................           3.8                (6.6)                2.3
Amortization of goodwill and other intangible assets........            --                  --                  .5
Change in valuation allowance...............................           7.8               (19.5)               (3.4)
Research and development credit.............................            --                  --                (1.4)
Others......................................................           1.3                 4.0                  .6
                                                                     -----               -----                ----
Effective tax rate..........................................         (23.8)%              14.6%               35.4%
                                                                     =====               =====                ====

   At December 31, 1997, the Company had available $20,912,000 of federal net operating loss carryforwards which expire between 2007 and 2017. In addition, the Company had $338,000 of foreign tax credit carryforwards which expire between 2000 and 2001. These carryforwards will be utilized to reduce taxable income in subsequent years. A portion of the net operating losses were generated by certain of the Predecessors prior to the formation of the Company and, as a result, there are limitations on the amounts that can be utilized to offset taxable income in a given year.

   Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes is as follows (in thousands):

                                                                                            December 31,
                                                                                  ------------------------------------
                                                                                        1997               1996
                                                                                        ----               ----
                                                                                    Deferred Tax        Deferred Tax
                                                                                  Asset/(Liability)    Asset/(Liability)
                                                                                  -----------------    -----------------
    Contract loss reserves......................................................      $    46             $    --
    Property and equipment......................................................          135                (135)
    Accrued expenses............................................................          207                 230
    Net operating loss carryforwards............................................        7,152               2,013
    Book reserves not deductible for tax purposes...............................          458                 859
    Software development costs..................................................       (2,762)             (1,753)
    Deferred revenue............................................................           --                 777
    Cash to accrual adjustment..................................................          (71)               (142)
    Foreign tax credits ........................................................          338                 214
    Others......................................................................         (125)                147
                                                                                      -------             -------
                                                                                        5,378               2,210
    Valuation allowance.........................................................       (1,078)               (187)
                                                                                      -------             -------
                                                                                      $ 4,300             $ 2,023
                                                                                      =======             =======

   During 1996 and 1995, the Company reduced the valuation allowance by $1,033,000 and $1,619,000, respectively, of which $109,000 and $1,354,000, respectively, reduced goodwill and other intangibles arising out of the acquisition of Power Systems. The valuation allowance at December 31, 1997 primarily relates to the future utilization of foreign net operating loss carryforwards and foreign tax credits that the Company has determined are not realizable at this time.

   Management believes that it is more likely than not that the net deferred tax asset as of December 31, 1997 is realizable. The Company has tax planning strategies available that include deferral of certain expenses for tax purposes and the sale of certain assets, net of liabilities, of Erudite Software to generate tax gains.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

   When combined with expected future taxable income, the tax planning strategies will enable the Company to realize its net deferred tax asset. Management will take these actions, if necessary, to preserve the net deferred tax asset.


12. Capital Stock

   As of December 31, 1997, the Company had 10,000,000 total shares of capital stock authorized, of which 8,000,000 are common stock and 2,000,000 are preferred stock. As of December 31, 1997 and 1996, there are no shares of preferred stock outstanding. The Board of Directors has the authority to establish one or more classes of preferred stock and to determine, within any class of preferred stock, the preferences, rights and other terms of such class.

13. Stock options

Long term incentive plan

    During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the "Plan"), which includes all officers, key employees and non-employee members of the Company's Board of Directors. All options to purchase shares of the Company's common stock under the Plan expire ten years from the date of grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the grant date and 30% vesting on each of the second and third anniversaries of the grant date, subject to acceleration under certain circumstances. Under the original terms of the Plan, the Company had reserved 425,000 shares of common stock for issuance of stock options, which amount was increased to 625,000 shares in 1996 by action of the Company's directors and stockholders.

   Upon a determination in 1997 by the executive and compensation committees of the Company's board of directors that the purposes of the Company's 1995 Long-Term Incentive Plan were no longer being met with respect to those individuals holding nonstatutory stock options with exercise prices greater than the then-current market value of the Company's Common Stock, the Company offered certain employees and non-management directors who were holders of outstanding options under the 1995 Long-Term Incentive Plan as of December 1, 1997 the opportunity to exchange such options for replacement stock options at an exercise price of $3.875 per share, the fair market value of the Company's Common Stock at the close of business on that date. Each option holder accepting such offer was required to surrender his or her existing option and enter into new stock option agreements whereby each option's three-phased vesting period (40% vested as of the first anniversary of the date of grant, 70% vested as of the second anniversary of the date of grant, and 100% vested as of the third anniversary of the date of grant) would re-commence as of December 1, 1997, the new date of grant. A total of 84 individuals were eligible to participate in this replacement of options, and those individuals' existing options had an average exercise price of $13.26 per share prior to the replacement. Of such individuals, 81 participated in the replacement of options, representing a total of 295,837 options which are included in the stock option activity table as new options granted and options cancelled.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

    Stock option activity under the Plan is as follows:


                                                                          Year Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                                1997                                1996                             1995
                                       --------------------------        ----------------------------      -------------------------
                                                      Weighted                           Weighted                        Weighted
                                                       Average                            Average                        Average
                                       Shares      Exercise Price        Shares        Exercise Price      Shares     Exercise Price
                                       ------      --------------        ------        --------------      ------     --------------
Options outstanding, beginning of
  period............................   413,366       $ 13.61             297,516           $ 14.00             --        $    --
Options canceled....................  (306,044)       (11.57)            (26,150)           (14.07)            --             --
Options granted.....................   487,693          4.12             142,000             12.89          297,516        14.00
                                       -------                           -------                            -------

Options outstanding, end of period..   595,015          6.89             413,366             13.61          297,516        14.00
                                       =======                           =======                            =======


   The Company accounts for grants under the Plan in accordance with APB 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation expense been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and basic and diluted net income (loss) per share would have been reduced (increased) to approximately $(10,276,000) ($(2.03) per share), $3,601,000 ($0.71 per share), and $3,219,000 ($0.79 per share) for the years ended December 31, 1997, 1996 and 1995, respectively.

   The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1997, 1996, and 1995, respectively: dividend yield of 0%, expected volatility of 80%, risk-free interest rates of 6.51%, 6.31%, and 6.15%, and expected terms of 6 years.

   As of December 31, 1997, 1996, and 1995, respectively, there were 86,442, 119,000, and 0 stock options exercisable under the Plan, and the Company had 211,634 shares of common stock reserved for the future grants under the Plan. The weighted average fair value of options granted during 1997, 1996 and 1995 was $3.00 per share, $9.55 per share and $10.44 per share, respectively. As of December 31, 1997, the weighted average remaining contractual life of the options outstanding was approximately 8 years.

   In 1997, the Company granted one of its senior executives a stock option to acquire 25,000 shares of Common Stock at an exercise price of $11.25. This grant was not made pursuant to the Plan. This option expires ten years from the date of grant and becomes exercisable in three installments with 40% vesting on the first anniversary of the date of grant and 30% vesting on each of the second and third anniversaries of the date of grant.

   In 1996, in exchange for services, the Company granted stock options to two consultants to acquire 10,000 shares of Common Stock in the aggregate at an exercise price of $14.00. These grants were not made pursuant to the Plan. These options expire on December 31, 2000 and became exercisable in two installments with 50% vesting as of January 1, 1997 and the remaining 50% vesting as of January 1, 1998.

14. Commitments and contingencies

Leases

   The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are approximately as follows (in thousands):

1998.......................................................       2,765
                                                                  -----
1999.......................................................       2,128
                                                                  -----
2000.......................................................       1,806
                                                                  -----
2001.......................................................       1,502
                                                                  -----
2002.......................................................       1,130
                                                                  -----
2003 and thereafter........................................      $6,500
                                                                 ------
Total......................................................     $15,831
                                                                =======

         The Company maintains its headquarters and leases a facility of approximately 154,000 square feet in Columbia, Maryland. However, in order to better meet the Company's expected facilities requirements for the foreseeable future, the Company has entered into agreements whereby the lease for its

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
existing Columbia facility will be terminated and the operations presently occupying such facility are scheduled to relocate into two separate facilities during the second quarter of 1998; one of these facilities will be in Columbia, Maryland (approximately 53,000 square feet) and will be occupied by the Company's corporate headquarters offices, the operations of Power Systems, as well as various other Company operations; the other facility will be in Baltimore, Maryland (approximately 33,000 square feet) and will be occupied by the operations of Process Solutions. Each of the leases for these smaller facilities has a term of ten (10) years. The Company recorded an accrual of $852,000 related primarily to future lease commitments on the excess space of the current corporate headquarters that will provide no future economic benefit to the Company.

   During 1997, the Company sold equipment to a leasing company for approximately $521,000 and leased back the equipment under an operating lease. The future minimum rental payments are included in the schedule above. The Company did not record a gain or loss associated with this transaction.

   Total rent expense under operating leases was $3,220,000, $1,876,000, and $2,487,000 for the years ended December 31, 1997, 1996 and 1995. Rent expense in 1996 is net of amortization of $348,000 and reversal of $1,103,000 of remaining excess facility costs. Rent expense in 1995 is net of amortization of $348,000 of excess facility costs. At December 31, 1995, the Company had accrued $1,451,000 of excess facility costs.

Letters of credit

   As of December 31, 1997, the Company and certain of its subsidiaries were contingently liable under letters of credit totaling $318,000. Further, the performance of certain of the Company's customer contracts is collateralized by performance guarantees totaling $548,000 by its subsidiaries' respective former parent organizations.

Contingencies

   Various actions and proceedings are presently pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position of the Company.

15. Related party transactions

   In 1997, a subsidiary of the Company entered into certain agreements regarding the formation of a joint venture with a company organized in the People's Republic of China. In connection with the initial capitalization of this joint venture, each of ManTech and GP Strategies made advances of $126,000 on behalf of the Company. The liability for these amounts is included in accrued expenses. These advances were made in exchange for future considerations, including the option for direct investment in the joint venture by ManTech and/or GP Strategies subject to necessary approvals and consents in the People's Republic of China. The operations of this joint venture were immaterial during the year ended December 31, 1997.

   During 1997, ManTech entered into arrangements for the consulting services of a member of the Company's finance staff. Payments to the Company for such services were $92,000 for the year ended December 31, 1997.

   A subsidiary of the Company subleases office space to ManTech at market price based on square footage used. For the years ended December 31, 1997, 1996 and 1995, such charges amounted to $117,000, $67,000 and $46,000, respectively. A subsidiary of the Company purchased computer run-time from ManTech until April 1996; such charges amounted to $36,000 and $63,000 in 1996 and 1995, respectively. GPC historically has performed services as a subcontractor on certain contracts of a subsidiary of the Company and that subsidiary may continue to subcontract with GPC from time to time. For the years ended December 31, 1997, 1996 and 1995, such subcontract costs amounted to $0, $0, and $51,000, respectively.

   One of the Company's subsidiaries' bi-weekly payroll is processed by a company whose owner is also a shareholder of the Company. Expenses incurred for such payroll processing for the years ended December 31, 1997, 1996 and 1995 were $69,000, $62,000, and $42,000, respectively. The Company subleases a portion of one of its facilities to this related party. Sublease payments by the related party were approximately $4,700, $4,000 and $3,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

    In November 1993, the three founding stockholders of Erudite Software sold an aggregate of 2,000 shares of common stock on a pro-rata basis to two other individuals in exchange for demand notes totaling $200,000 with no stated interest rate. These notes were collateralized by the shares of common stock received by the two individuals. The founding stockholders immediately transferred the $200,000 in notes receivable from the new stockholders to Erudite Software in exchange for notes due from Erudite Software on demand with no stated interest rate. For financial reporting purposes, the notes receivable from the new stockholders were included as a part of stockholders' equity in the accompanying financial statements until such time as the notes receivable were fully collected and the shares of common stock no longer represented collateral against the notes. For the year ended December 31, 1995, the notes receivable from stockholders were reduced through cash receipts of $15,000 and through services provided to Erudite Software of $58,000. The services provided to Erudite Software have been valued based upon salaries, bonuses and commissions earned by these two individuals. These notes receivable were reduced to $0 during the year ended December 31, 1995. For the years ended December 31, 1996 and 1995, cash payments to the founding stockholders in satisfaction of the note payable totaled $189,000 and $11,000, respectively.

16. Employee benefits

   In 1996, the Company began the process of terminating its defined benefit plan for the union employees. The assets in this plan were distributed on September 3, 1997. The Company has recognized expense of $124,000 during 1996 related to the termination of the plan. Net periodic pension expense of $29,000 was recognized for the year ended December 31, 1995.

   The Company also has a qualified defined contribution plan that covers substantially all employees and complies with Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic contribution matches a portion of the participants' contributions based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contributions to the plan were approximately $524,000, $671,000, and $484,000 the years ended December 31, 1997, 1996 and 1995, respectively.

   The Company recorded a net charge for severance and other employee obligations of $1.1 million in connection with cost reduction efforts initiated to offset the impact of a decrease in contract revenues. Of this charge, $976,000 was expended as of December 31, 1997.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

17. Financial information by geographic area

   The Company operates in a single industry segment: it designs, develops and delivers business and technology solutions to the energy, process and manufacturing industries worldwide. Revenue, operating income and identifiable assets for the Company's United States, European and Asian operations are as follows (in thousands):


                                                                            Year Ended December 31, 1997
                                                   -------------------------------------------------------------------------------
                                                   United States       Europe            Asia         Eliminations      Consolidated
                                                   -------------       ------            ----         ------------      ------------

    Revenue.....................................    $   70,580       $   5,907         $  3,224         $     --         $ 79,711

    Transfers between geographic locations......         1,582              --            1,314           (2,896)              --
                                                    ----------       ---------         --------         --------         --------
    Total revenue...............................    $   72,162       $   5,907         $  4,538         $ (2,896)        $ 79,711
                                                    ==========       =========         ========         ========         ========
    Loss from operations........................    $   (6,930)      $    (324)        $ (2,173)        $     --         $ (9,427)
                                                    ==========       =========         ========         ========         ========
    Identifiable assets.........................    $   50,296       $   3,686         $  2,111         $ (7,731)        $ 48,362
                                                    ==========       =========         ========         ========         ========


                                                                            Year Ended December 31, 1996
                                                  ---------------------------------------------------------------------------------
                                                  United States        Europe            Asia         Eliminations      Consolidated
                                                  -------------        ------            ----         ------------      ------------
    Revenue.....................................    $   83,263       $   9,026         $  3,744         $     --         $ 96,033

    Transfers between geographic locations......           659             --               622           (1,281)              --
                                                    ----------       ---------         --------         --------         --------
    Total revenue...............................    $   83,922       $   9,026         $  4,366         $ (1,281)        $ 96,033
                                                    ==========       =========         ========         ========         ========
    Income from operations......................    $    3,832       $   1,267         $   (452)        $    198         $  4,845
                                                    ==========       =========         ========         ========         ========
    Identifiable assets.........................    $   54,584       $   6,416         $  3,057         $(13,051)        $ 51,006
                                                    ==========       =========         ========         ========         ========

                                                                            Year Ended December 31, 1995
                                                      -----------------------------------------------------------------------------
                                                  United States        Europe            Asia        Eliminations       Consolidated
                                                  -------------        ------            ----        ------------       ------------
    Revenue.....................................      $ 87,009       $   7,050         $  2,001        $      --         $ 96,060
    Transfers between geographic locations......         1,173              --               --           (1,173)              --
                                                      --------       ---------         --------        ---------         --------
    Total revenue...............................      $ 88,182       $   7,050         $  2,001        $  (1,173)        $ 96,060
                                                      ========       =========         ========        =========         ========

    Income from operations......................      $  5,028       $   1,628         $      7        $    (351)        $  6,312
                                                      ========       =========         ========        =========         ========
    Identifiable assets.........................      $ 49,958       $   7,298         $  2,337        $  (4,905)        $ 54,688
                                                      ========       =========         ========        =========         ========

   The Company has intercompany distribution arrangements with its subsidiaries. The basis of these arrangements, disclosed as transfers between geographic locations, is principally at market prices.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

   Domestic and export sales from the Company's United States operations in thousands of dollars and as a percentage of revenue are as follows:

                                                                    Year Ended            Year Ended             Year Ended
                                                                   December 31,          December 31,           December 31,
                                                                       1997                  1996                   1995
                                                               -----------------      ----------------       -----------------
    Domestic.................................................  $ 52,365     72.6%    $ 47,868     57.5%     $ 45,222      52.0%
    Export:
          Germany............................................     2,791      3.9        9.236     11.1         8,039       9.2
          Remaining Western Europe...........................     1,748      2.4        2,806      3.4        12,400      14.3
          Russia.............................................     6,074      8.4        7,716      9.2         9,135      10.5
          Remaining Eastern Europe...........................     6,481      9.0       11,070     13.3         4,547       5.2
          Asia...............................................     1,278      1.8        3,910      4.7         6,853       7.9
          South America and others...........................     1,425      1.9          657       .8           813       0.9
                                                               --------    -----     --------    -----      --------     -----
                                                               $ 72,162    100.0%    $ 83,263    100.0%     $ 87,009     100.0%
                                                               ========    =====     ========    =====      ========     =====


18 Fourth quarter data

   During the fourth quarter of 1997, the Company made several adjustments which are material to the fourth quarter results. These adjustments include an $852,000 accrual related primarily to future lease commitments on excess space of the corporate headquarters that will provide no future economic benefit to the Company, $450,000 in litigation costs, an additional $230,000 in amortization of capitalized software development costs, additional allowances of approximately $800,000 to reduce accounts receivable and inventory to their estimated net realizable value, approximately $1,000,000 in foreign currency transaction losses associated with intercompany transactions which have been negatively impacted by the poor financial conditions of Asian markets and approximately $240,000 to reduce certain non-current assets to their estimated net realizable value. The aggregate impact of these adjustments was to increase the loss before income taxes, net loss and basic and diluted loss per common share for the fourth quarter by approximately $3,572,000, $2,250,000 and $.44 per common share, respectively.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

                                    PART III


The information required in response to Items 10, 11, 12 and 13 is hereby incorporated by reference to the information under the captions "Election of Directors", "Principal Executive Officers of the Company Who Are Not Also Directors", "Executive Compensation", "Voting Securities and Principal Stockholders", "Security Ownership of Management", and "Certain Related Transactions" in the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)    List of Financial Statements

          The following financial statements are included in Item 8:

GSE Systems, Inc. and Subsidiaries
  Report of Independent Accountants
  Consolidated Balance Sheets as of December 31, 1997 and 1996
  Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997
  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997 and 1996 and 1995
  Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996 and 1995
  Notes to Consolidated Financial Statements

(a)(2)   List of Schedules

         All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(a)(3)   List of Exhibits

         The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)   Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GSE Systems, Inc.

                                   By:  /s/  CHRISTOPHER M. CARNAVOS
                                        ------------------------------
                                           Christopher M. Carnavos
                                            Director and President


Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.





              Signatures                                              Title                                 Date
              ----------                                              -----                                 ----



  /s/  JEROME I. FELDMAN                           Chairman of the Board                              March 31, 1998
---------------------------------------
     Jerome I. Feldman



  /s/  CHRISTOPHER M. CARNAVOS                     Director and President                             March 31, 1998
---------------------------------------            (Principal Executive Officer)
     Christopher M. Carnavos



 /s/  ROBERT W. STROUP                             Executive Vice President, Secretary & Treasurer    March 31, 1998
---------------------------------------            (Principal Financial and Accounting Officer)
      Robert W. Stroup



 /s/  EUGENE D. LOVERIDGE                          Director and Senior Vice-President                 March 31, 1998
---------------------------------------
    Eugene D. Loveridge




/s/  HANS I. EBENFELT                               Director                                           March 31, 1998
---------------------------------------
      Hans I. Ebenfelt



/s/  SHELDON L. GLASHOW                             Director                                           March 31, 1998
---------------------------------------
      Sheldon L. Glashow



/s/   JOHN A. MOORE, JR.                            Director                                           March 31, 1998
---------------------------------------
      John A. Moore, Jr.



/s/  GEORGE J. PEDERSEN                             Director                                           March 31, 1998
---------------------------------------
        George J. Pedersen



/s/  MARTIN M. POLLAK                               Director                                           March 31, 1998
---------------------------------------
        Martin M. Pollak



/s/  SYLVAN SCHEFLER                                Director                                           March 31, 1998
---------------------------------------
       Sylvan Schefler




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
                         Incorporated, GSE Systems, Inc. and GSE Process
                         Solutions, Inc. concerning the Process Systems Business
                         of Texas Instruments Incorporated (dated as of December
                         28, 1994)
   10.3     (3)      *   Form of Employment Agreement between William E.
                         Kuhlmann and GSE Systems, Inc.
   10.4     (3)      *   Form of Employment Agreement between Rolf M. G.
                         Falkenberg and GSE Systems, Inc.
   10.5     (3)      *   Form of Employment Agreement between Robert W. Stroup
                         and GSE Systems, Inc.
   10.6     (3)      *   Form of Employment Agreement between Chian-Li Jen and
                         GSE Systems, Inc.
   10.8     (6)      *   GSE Systems, Inc. 1995 Long-Term Incentive Plan, as
                         amended as of February 12, 1997.
   10.9     (4)      *   Form of Option Agreement Under the GSE Systems, Inc.
                         1995 Long-Term Incentive Plan
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
                         Development Limited Partnership No. 7 and Simulation,
                         Systems & Services Technologies Company (dated as of
                         January 27, 1993)
  10.16     (5)      *   Employment Agreement dated as of May 17, 1996 by and
                         between GSE Systems, Inc. and Eugene Loveridge effective May 22, 1996

  10.17    (5)       *   Employment Agreement dated as of May 17, 1996 by and
                         between GSE Systems, Inc. and Daniel Masterson
                         effective May 22, 1996
  10.18    (6)       *   Employment Agreement dated as of May 2, 1996 by and
                         between EuroSim AB and Lars-Goran Mejvik effective July
                         1, 1996
  10.19    (7)       *   Letter Agreement dated January 8, 1997 between GSE
                         Systems, Inc. and Christopher M. Carnavos
  10.20    (7)       *   Agreement dated as of April 3, 1997 between GSE
                         Systems, Inc. and William E. Kuhlmann
  10.21    (7)           Amendment Number Two to Amended and Restated Letter of
                         Credit, Loan and Security Agreement between CoreStates
                         Bank, N.A. and GSE Process Solutions, Inc. (dated as of
                         November 11, 1997)
  10.22    (7)           Lease Termination Agreement between 8930 Stanford
                         Boulevard, L.L.C. and GSE Power Systems, Inc. (dated as
                         of January 30, 1998)
  10.23    (7)           Indemnification Agreement between Genus Corporation and
                         GSE Power Systems, Inc. (dated as of February 2, 1998)
  10.24    (7)           Office Lease Agreement between Sterling Rutherford
                         Plaza, L.L.C. and GSE Systems, Inc. (dated as of
                         February 10, 1998.)
  10.25    (7)           Lease Agreement between Red Branch Road, L.L.C. and GSE
                         Systems, Inc. (dated February 10, 1998)
  10.26    (7)           Letter Agreement dated March 6, 1998 between CoreStates
                         Bank, N.A. and GSE Power Systems, Inc.
  10.27    (7)           Letter Agreement dated March 6, 1998 between CoreStates
                         Bank, N.A. and GSE Process Solutions, Inc.
   11.1    (7)           Statement regarding computation of earnings per share
   21.1    (7)           Subsidiaries of Registrant
   23.1    (7)           Consent of Independent Accountants
   24.1    (7)           Power of Attorney for Directors' and Officers'
                         Signatures on SEC Form 10-K
   99.1     (3)          Form of Right of First Refusal Agreement

--------------


(1) Previously filed in connection with the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on April 24, 1995 and incorporated herein by reference.
(2) Previously filed in connection with Amendment No. 1 to the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on June 14, 1995 and incorporated herein by reference.
(3) Previously filed in connection with Amendment No. 3 to the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on July 24, 1995 and incorporated herein by reference.
(4) Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference.
(5) Previously filed in connection with the GSE Systems, Inc. Forms 8-K and 8-K-A as filed with the Securities and Exchange Commission on June 5, 1996 and June 13, 1996, respectively, and incorporated herein by reference.
(6) Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997 and incorporated herein by reference.
(7)        Filed herewith.

*  Management contract or compensatory plan.