Form 10-Q
period 1998-03-31
GSE SYSTEMS INC
filed 1998-05-15
CIK 944480

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the Quarterly Period Ended March 31, 1998.

                                     or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the Transition Period from _______ to ________ .


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

                               Yes   X   No
                                   -----

As of May 7, 1998, there were 5,065,688 shares of the Registrant's common stock (par value $ .01 per share) outstanding.


                             GSE SYSTEMS, INC.

                       QUARTERLY REPORT ON FORM 10-Q

                                  INDEX


                                                                       PAGE

PART I.      FINANCIAL INFORMATION                                       3

Item 1.      Financial Statements:

             Consolidated Balance Sheets as of March 31, 1998
             (Unaudited) and December 31, 1997                           3

             Unaudited Consolidated Statements of Operations
             for the Three Months Ended March 31, 1998 and 1997          4

             Unaudited Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 1998 and 1997          5

             Notes to Condensed Consolidated Financial Statements        6

Item 2.      Management's Discussion and Analysis of Results
             of Operations and Financial Condition                       9


PART II.     OTHER INFORMATION                                          12

Item 1.      Legal Proceedings                                          12

Item 2.      Changes in Securities                                      12

Item 3.      Defaults Upon Senior Securities                            12

Item 4.      Submission of Matters to a Vote of Security Holders        12

Item 5.      Other Information                                          13

Item 6.      Exhibits and Reports on Form 8-K                           19

SIGNATURES                                                              20


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                   ASSETS

                                                March 31,      December 31,
                                                  1998             1997
                                                  ----             ----
                                               (unaudited)

Current assets:
    Cash and cash equivalents                  $    754          $    334
    Contract receivables                         22,944            24,371
    Inventories                                   2,898             2,700
    Prepaid expenses and other current assets     2,161             1,739
    Deferred income taxes                         2,570             2,570
                                                 ------            ------
      Total current assets                       31,327            31,714
Property and equipment, net                       3,290             3,864
Investment in joint venture                         188               252
Software development costs, net                   7,638             7,526
Goodwill and other intangible assets, net         2,888             2,974
Deferred income taxes                             1,730             1,730
Other assets                                        322               302
                                                 ------            ------
      Total assets                             $ 47,383          $ 48,362

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit                             $  8,939          $  9,032
   Accounts payable                               7,755             7,919
   Accrued expenses                               4,686             4,304
   Obligations under capital lease                   67               208
   Accrued severance costs                           60               148
   Billings in excess of revenue earned           7,223             6,719
   Accrued contract reserves                        155               287
   Accrued warranty reserves                        675               625
   Other current liabilities                        211               513
   Income taxes payable                             305               313
                                                 ------            ------
     Total current liabilities                   30,076            30,068

Notes payable to related parties                    181               185
Obligations under capital lease                     183               234
Accrued contract and warranty reserves              649               674
Other liabilities                                 1,270             1,276
                                                 ------            ------
     Total liabilities                           32,359            32,438
                                                 ------            ------

Stockholders' equity:
   Common stock $.01 par value, 8,000,000
    shares authorized, 5,065,688 shares
    issued and outstanding                          50                50
   Additional paid-in capital                   21,378            21,378
   Retained earnings (deficit) - at formation   (5,112)           (5,112)
   Retained earnings (deficit) - since formation  (965)             (239)
   Cumulative translation adjustment              (327)             (153)
                                                ------            ------
     Total stockholders' equity                 15,024            15,924
                                                ------            ------
     Total liabilities & stockholders' equity $ 47,383          $ 48,362
                                                ======            ======

            The accompanying notes are an integral part of these
                     consolidated financial statements


                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share data)
                               (Unaudited)

                                            Three months       Three months
                                               ended              ended
                                              March 31,          March 31,
                                                1998               1997
                                                ----               ----
Contract revenue                              $  17,454          $  19,327
Cost of revenue                                  12,243             13,763
                                                 ------             ------

     Gross profit                                 5,211              5,564

Operating expenses:
   Selling, general and administrative            5,327              6,249
   Depreciation and amortization                    561                568
   Employee severance and termination costs           -              1,349
                                                 ------             ------
Total operating expenses                          5,888              8,166
                                                 ------             ------

     Operating income (loss)                       (677)            (2,602)

Interest expense                                    165                187
Other expense (income)                             (428)               210
                                                 ------             ------

     Income (loss) before income taxes             (414)            (2,999)
                                                 ------             ------

Provision for (benefit from) income taxes            40             (1,010)
                                                 ------             ------

     Net (loss)                                $   (454)          $ (1,989)
                                                 ======             ======

Basic and diluted (loss) per common share      $   (.09)          $  (0.39)
                                                 ======             ======

Weighted average common shares outstanding    5,065,688          5,065,688


             The accompanying notes are an integral part of
                these consolidated financial statements.


                   GSE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                            (Unaudited)


                                           Three months        Three months
                                              ended               ended
                                          March 31, 1998      March 31, 1997
                                          --------------      --------------

Cash Flows From Operating Activities:
Net (loss)                                $        (454)      $      (1,989)
Adjustments made to reconcile net income
(loss) to net cash (used in) provided
by operating activities:
   Depreciation and amortization                  1,170                 712
   Accrued severance                                 --               1,349
   Deferred income taxes                             --                (390)
   Changes in assets and liabilities:
     Contract receivables                         1,671               1,520
     Inventories                                   (138)                438
     Prepaid expenses and other current assets     (398)               (307)
     Other assets                                   123                  83
     Accounts payable and accrued expenses         (984)             (2,050)
     Billings in excess of revenue earned         1,233              (1,371)
     Accrued contract and warranty reserves        (166)               (328)
     Other current liabilities                     (622)               (584)
     Income taxes payable                           (14)               (532)
     Other liabilities                               --                  (1)
                                                 ------              ------
Net cash (used in) operating activities           1,421              (3,450)
                                                 ------              ------

Cash Flows From Investing Activities:
   Capital expenditures                             (25)               (340)
   Capitalization of software development costs    (722)               (993)
                                                 ------              ------
Net cash (used in) investing activities            (747)             (1,333)
                                                 ------              ------

Cash Flows From Financing Activities:
   Increase in lines of credit with bank            (93)              4,056
   Repayments under capital lease obligations      (188)               (285)
   Principal payments under term-note                 4                 (23)
   Decrease in borrowings from related parties       (4)                 (4)
                                                 ------              ------
Net cash (used in) provided by financing activities(281)              3,744
Effect of exchange rate changes on cash              17                (204)
                                                 ------              ------
Net decrease in cash and cash equivalents           410              (1,243)
Cash and cash equivalents at beginning of period    344               2,450
                                                 ------              ------
Cash and cash equivalents at end of period     $    754          $    1,207
                                                 ======              ======

               The accompanying notes are in integral part of these
                   condensed consolidated financial statements.


                     GSE SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1998
                                 (Unaudited)


1. Basis of Presentation
   ---------------------

The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1997 filed with Securities and Exchange Commission on March 31, 1998. The results of operations for the period ended March 31, 1998 are not necessarily indicative of what the operating results for the full year will be.

2. Subsequent Event - Disposal of Assets
   -------------------------------------

On May 1, 1998, the Company completed the sale of substantially all of the assets of its wholly owned subsidiary, GSE Erudite Software, Inc.
("Erudite"), to Keane, Inc. ("Keane"), pursuant to an Asset Purchase Agreement, dated as of April 30, 1998, by and among the Company, Erudite and Keane.

The aggregate purchase price for the Erudite assets was approximately $9.86 million (consisting of $8.86 million in cash and $1.0 million in the form of an unsecured promissory note due on April 30, 1999, subject to certain adjustments). In connection with the transaction, Keane purchased certain assets of approximately $4.4 million and assumed certain operating liabilities of Erudite totaling approximately $2.2 million. The Company anticipates recognizing a gain on this transaction in excess of $5.0 million. In connection with the sale of these assets, the Company has written off approximately $800,000 in capitalized software development costs, since all operations that would support the recoverability of these costs have been sold. The write off of these costs is reflected in the calculation of the expected gain on the sale.

The purchase price is subject to post-closing adjustment based upon a balance sheet as of closing (the "Closing Balance Sheet"). If the Closing Balance
Sheet indicates that the "Net Asset Value" (defined in the Asset Purchase Agreement), which is an amount equal to (a) the assets purchased by Keane minus (b) the assumed liabilities, is greater than, or less than $2.2 million, the purchase price will be increased or decreased by that positive or negative difference (the "Closing Net Book Value Adjustment), respectively. With the proceeds from the sale of the Erudite assets, the Company reduced its outstanding bank debt by approximately $3.8 million, and will use the remainder of the proceeds to pay for transaction expenses and for general corporate purposes.

The Company acquired Erudite on May 22, 1996. This acquisition, which was accounted for as a pooling of interests, was made to facilitate the Company's efforts to enter the client/server IT solutions market. As previously disclosed, as a result of the Company's decision to re-focus its strategy on its core businesses, the Company decided to divest itself of Erudite.

3. Basic and Diluted Loss Per Common Share
   ---------------------------------------

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted earnings per share is the same as basic earnings per share for the three months ended March 31, 1998 and 1997 because the effects of such items were anti-dilutive. The earnings per share computations have been restated for all periods presented to conform to FAS 128.

4. Inventories
   -----------

Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value.

Inventories, net, consist of the following at:


                                        March 31,        December 31,
                                          1998              1997
                                          ----              ----
                                             (in thousands)

Raw materials                            $1,784            $1,610
Service parts                             1,114             1,090
                                         ------            ------
     Total                               $2,898            $2,700
                                         ======            ======

5. Software Development Costs
   --------------------------

Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenues and is provided at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. Software development costs capitalized were $700,000 and $1.0 million for the three months ended March 31, 1998 and 1997. Total amortization expense was $609,000 and $144,000 for the three months ended March 31, 1998 and 1997.

6. Financing Arrangements
   ----------------------

The Company maintained, through its subsidiaries, two lines of credit with its bank that provided for borrowings up to $14.0 million to support foreign letters of credit, margin requirements on foreign exchange contracts and working capital needs, which were due to expire June 30, 1998. At March 31, 1998, the Company had approximately $8.9 million of borrowings under the lines of credit with its bank. Concurrent with the sale of the Erudite assets described in Note 2, the line of credit for Process Solutions was reduced from $7.0 million to $3.0 million, reducing the two lines of credit to $10.0 million with the same maturity date of June 30, 1998. The Company reduced its bank debt by $3.8 million after the Erudite closing. Letters of credit issued from its bank amounted to approximately $850,000 at March 31, 1998.

As previously disclosed, the aforementioned lines of credit contain certain restrictive covenants. The Company was in violation of the cash flow coverage ratio as of March 31, 1998. As of March 6, 1998, the bank has waived such covenant violations at March 31, 1998. Should a violation of any loan covenant occur at any future measurement date, the bank would have the right to declare an event of default, and the loans would be payable on demand.

With respect to the potential liquidity issues related to the June 30, 1998 maturity date on the lines of credit, certain of the Company's principal stockholders, ManTech International Corporation ("ManTech") and GP Strategies Corporation ("GP Strategies"), have agreed to provide working capital support to the Company through March 31, 1999, in the form of credit enhancements or by taking actions that would result in additional liquidity to the Company.

In consideration for the guaranties, the Company has agreed to grant both of ManTech and GP Strategies warrants to purchase shares of the Company's common stock. The number of shares of common stock and other provisions for such warrants have not been finalized as of the date of this report. When the terms of the warrants become finalized, including the number of shares of common stock into which the warrants will be exercisable and the related exercise price, the Company will recognize the fair value of such warrants in the consolidated financial statements.

7. Contract Receivables
   --------------------

The components of contract receivables are as follows:


                                         March 31,          December 31,
                                           1998                 1997
                                           ----                 ----
                                                 (in thousands)

Billed receivables                       $ 16,403            $ 16,994
Recoverable costs and accrued profit
not billed                                  7,321               8,398
Allowance for doubtful accounts              (780)             (1,021)
                                           ------              ------
      Total contract receivables         $ 22,944            $ 24,371
                                           ======              ======

Recoverable costs and accrued profit not billed represent costs incurred and profit accrued on contracts that will become billable upon future milestones or completion of contracts.

Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first become known. Revenue under long-term, fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. The effect of changes in estimates of contract profits was to increase gross profit by $139,523 and $237,000 during the three months ended March 31, 1998.

8. Income Taxes
   ------------

The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three months ended March 31, 1998 and 1997 is primarily the result of a valuation allowance against all of the net operating losses generated during the three months ended March 31, 1998, the effects of foreign operations at different tax rates and state income taxes. For the three months ended March 31, 1997, the Company recorded an income tax benefit on the pre-tax losses incurred by the Company's domestic operations.

9. Comprehensive Income
   --------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for the three months ended March 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income on an annual basis in a full set of general purpose financial statements either in the statement of operations or in a separate statement. For the three months ended
March 31, 1998 and 1997, the Company had a comprehensive loss of $788,000 and $2,279,000, respectively. The difference between the comprehensive loss and the net loss as reported in the statements of operations related to foreign currency translation adjustments.

10. Recent Pronouncements
    ---------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 131. "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures, and products, services, geographic areas and major customers and is effective for the year ending December 31, 1998.


Item 2.  Management's Discussion and Analysis of Results of Operations
                          and Financial Condition
         -------------------------------------------------------------

General Business Environment
----------------------------

GSE designs, develops and delivers business solutions by applying high-technology-related process control and high fidelity simulation systems and services into applications for worldwide industries including energy and process manufacturing. The Company's solutions and services assist customers in improving quality, safety and throughput; reducing operating expenses; addressing environmental issues; and enhancing overall productivity.

As previously disclosed, the Company is finalizing the senior management changes, and has set a course to reduce costs and to return the Company's focus to its core businesses of controls and simulation. Additionally, the Company has completed the sale of Erudite to Keane.

The results to date of the efforts to re-focus and reduce costs are evidenced by the improvement in operating results from the first quarter of 1997 to the first quarter of 1998, reflected in the operating losses of $677,000 versus
$2.6 million, respectively. The operating results for the first quarter of 1998 were a substantial improvement over each quarter in 1997.

On May 1, 1998, the Company completed the sale of substantially all of the assets of Erudite to Keane, pursuant to an Asset Purchase Agreement, dated as of April 30, 1998, by and among the Company, Erudite and Keane. The Erudite sale is part of the Company's continuing plan and effort to refocus and reduce costs. As a result of the Erudite sale, the Company was able to reduce its debt by approximately $3.8 million, while improving its cash position by approximately $4.1 million. (Refer to Liquidity and Capital Resources, Item 5 of Part II, Other Information, Acquisition and Disposition of Assets, below, and Note 2, Subsequent Events - Disposal of Assets - "Notes to the Condensed Consolidated Financial Statements" for a further discussion of the sale.

The Company believes these actions will result in an ongoing, viable enterprise more closely focused on its core businesses.

Results of Operations
---------------------

The following table sets forth the results of operations for the periods presented expressed as a percentage of revenues.


                                  Three months ended      Three months ended
                                    March 31, 1998          March 31, 1997
                                    --------------          --------------
Contract revenue                   $17,454     100.0%       $19,327      100.0%
Cost of revenue                     12,243      70.2         13,763       71.2
                                    ------     -----         ------      -----

      Gross profit                   5,211      29.9          5,564       28.8

Operating expenses:
   Selling, general and
     administrative                  5,327      30.6            249       32.3
   Depreciation and amortization       561       3.2            568        3.0
   Employee severance and termination
     costs                              --       0.0          1,349        7.0
                                    ------     -----         ------      -----
   Total operating expenses          5,888      33.8          8,166       42.3
                                    ------     -----         ------      -----

      Operating income (loss)         (676)     (3.9)        (2,602)     (13.5)

Interest expense                       165       1.0            187        1.0
Other expense (income)                (428)     (2.5)           210        1.1
                                    ------     -----         ------      -----

      Income (loss) before income
        taxes                         (414)     (2.4)        (2,999)     (15.5)

Provision for income taxes              40      (0.3)        (1,010)      (5.2)
                                    ------     -----         ------      -----

      Net income                   $  (454)     (2.6)%   $   (1,989)    (10.3)%
                                    ======     =====         ======      =====




Revenues. Revenues for the three months ended March 31, 1998 amounted to $17.5 million, as compared with revenues of $19.3 million in the three months ended March 31, 1997, respectively. This decrease was mainly due to temporary delays in customer orders.

Gross Profit. Gross profit decreased to $5.2 million in the three months ended March 31, 1998 from $5.6 million in the corresponding period of 1997. The decrease in the gross profit amount is primarily attributable to lower revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $5.3 million, or 30.6% of revenues, during the three months ended March 31, 1998, from $6.2 million, or 32.3% of revenues, during the corresponding period of 1997, due to the Company's outgoing efforts to reduce costs.

Total research and product development expenditures were $1.1 million and $1.4 million in the three months ended March 31, 1998 and 1997, respectively. Capitalized software development costs totaled $0.7 and $1.0 million during the quarters ended March 31, 1998 and 1997, respectively. Net research and development costs expensed and included within selling, general and administrative expenses were $225,000 and $360,000 during the quarters ended March 31, 1998 and 1997, respectively. The Company continued investing in the conversion of its DCS product to the Windows NT(r) platform, SCADA system enhancements for the Windows NT(r) platform and the productization of its SimSuite(tm) software tools.

Depreciation and Amortization.   Depreciation expense amounted to $478,000
and $514,000 during the three months ended March 31, 1998 and 1997, respectively.

Amortization of goodwill and intangibles was $83,000 and $54,000 during the three months ended March 31, 1998 and 1997, respectively. This increase is attributable to the acquisition of J. L. Ryan, Inc. in December of 1997, as previously disclosed.

Operating (Loss). Operating results improved to a loss of $(677,000), or (3.9%) of revenues, during the three months ended March 31, 1998, from a loss of $(2.6) million, or (13.5%) of revenues, during the corresponding period of 1997. The 1998 reduction in loss is attributable to the decrease in Employee Severance and Termination Costs, as well as decreased selling, general and administrative expenses, which partially offset the reduction in revenues and gross profit.

Interest Expense. Interest expense decreased to $165,000 during the three months ended March 31, 1998, respectively, from $187,000 during the three months ended March 31, 1997, respectively.

Other (Income) Expense. Other (income) expense increased for the three months ended March 31, 1998 compared to the same period of 1997, from an expense of $ 210,000 to income of $ 428,000 primarily due to gains on foreign currency transactions from the Company's Asian operations.

Income Taxes. The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three months ended March 31, 1998 and 1997 is primarily the result of a valuation allowance against all of the net operating losses generated during the three months ended March 31, 1998, the effects of foreign operations at different tax rates and state income taxes. For the three months ended March 31, 1997, the Company recorded an income tax benefit on the pre-tax losses incurred by the domestic operations.

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1998, the Company's operations provided $1.4 million of net cash, primarily resulting from collections of receivables.

At March 31, 1998, the Company had cash and cash equivalents totaling approximately $754,000 compared with $334,000 at December 31, 1997.

On May 1, 1998, the Company completed the sale of substantially all of the assets of Erudite to Keane, pursuant to an Asset Purchase Agreement, dated as of April 30, 1998, by and among the Company, Erudite and Keane. The purchase price for the Erudite assets was $9.86 million ($8.86 million in cash and $1.0 million in the form of an unsecured promissory note due on April 30, 1999, subject to certain adjustments) plus the assumption by Keane of certain operating liabilities totaling approximately $2.2 million.

Net cash proceeds to be received in 1998 in connection with the sale of Erudite, including transaction costs, is estimated at $4.1 million, after reducing outstanding debt as described below.

The foregoing description of the Asset Purchase Agreement is qualified in its entirety by the full text of the Asset Purchase Agreement, which is filed as
Exhibit 2.3 to this report and is incorporated herein by reference.

Refer to Item 5 of Part II, Other Information, Acquisition and Disposition of Assets, below, and Note 2, Subsequent Event - Disposal of Assets - "Notes to the Condensed Consolidated Financial Statements" for a further discussion of the sale.

The Company maintained, through its subsidiaries, two lines of credit with its bank that provided for borrowings up to $14.0 million to support foreign letters of credit, margin requirements on foreign exchange contracts and working capital needs, which are due to expire June 30, 1998. At
March 31, 1998, the Company had approximately $8.9 million of borrowings under the lines of credit with its bank. Concurrent with the sale of the Erudite assets described in Notes 2, the line of credit for Process Solutions was reduced from $7.0 million to $3.0 million using approximately $3.8 million of the proceeds from the Erudite transaction. Available borrowings under the two lines of credit now total $10.0 million with the same maturity date of June 30, 1998.

The Company intends to continue to seek to replace or renegotiate its expiring credit facilities. In addition to the approximately $4.1 million of cash proceeds from the Erudite sale, certain of the Company's principal stockholders, ManTech and GP Strategies, have agreed to provide working capital support to the Company through March 31, 1999, in the form of credit enhancements or by taking actions that would result in additional liquidity to the Company.

In consideration for the guaranties, the Company has agreed to grant both of ManTech and GP Strategies warrants to purchase shares of the Company's common stock. The number of shares of common stock and other provisions for such warrants have not been finalized as of the date of this report. When the terms of the warrants become finalized, including the number of shares of common stock into which the warrants will be exercisable and the related exercise price, the Company will recognize the fair value of such warrants in the consolidated financial statements.

The aforementioned lines of credit also contain certain restrictive covenants. The Company was in violation of the cash flow coverage ratio and the tangible net worth covenants as of March 31, 1998. The bank has waived such covenant violations at March 31, 1998. Should a violation of any loan covenant occur at any future measurement date, the bank would have the right to declare an event of default, and the loans would be payable on demand. For further discussion, see Note 6 of "Notes to Condensed Consolidated Financial Statements".

Management believes the Company has sufficient liquidity and working capital resources necessary for currently planned business operations, debt service requirements, planned investments, and capital expenditures.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

The Company is not a party to any current litigation; various actions and proceedings are pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material effect on the financial condition of the Company.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Acquisition or Disposition of Assets
------------------------------------

On May 1, 1998, the Company completed the sale of substantially all of the assets of Erudite to Keane, pursuant to an Asset Purchase Agreement, dated as of April 30, 1998, by and among the Company, Erudite and Keane. The purchase price for the Erudite assets was approximately $9.86 million ($8.86 million in cash and $1.0 million in the form of an unsecured promissory note due on April 30, 1999, subject to certain adjustments). In connection with the transaction, Keane purchased certain assets of approximately $4.4 million and assumed certain operating liabilities totaling approximately $2.2 million (Refer to Item 2, Management's Discussion and Analysis of the Results of Operations and Financial Condition, General Business Environment and Liquidity and Capital Resources, above, and Note 2, Subsequent Event - Disposal of Assets - "Notes to the Condensed Consolidated Financial Statements" for a further discussion of the sale).

The purchase price is subject to post-closing adjustment based upon a balance sheet as of the closing date (the "Closing Balance Sheet"). If the Closing Balance Sheet indicates that the "Net Asset Value" (defined in the Asset Purchase Agreement), which is an amount equal to (a) the assets purchased by Keane minus (b) the assumed liabilities, is greater than, or less than approximately $2.2 million, then the purchase price will be increased or decreased by that positive or negative difference (the "Closing Net Book Value Adjustment), respectively.

With the proceeds from the Sale of the Erudite, the Company reduced its outstanding bank debt by approximately $3.8 million, and will use the remainder of the proceeds to pay for transaction expenses and for general corporate purposes.

The foregoing description of the Asset Purchase Agreement is qualified in its entirety by the full text of the Asset Purchase Agreement, which is included as Exhibit 2.3 to this report and is incorporated herein by reference.

The Company expects to report a pre-tax gain on the sale of Erudite in excess of $5.0 million in the second quarter of 1998.

Pro Forma Financial Statements
------------------------------

The following unaudited Pro Forma Balance Sheet as of March 31, 1998 and the unaudited Pro Forma Statements of Operations for the three months ended March 31, 1998 and the year ended December 31, 1997, are presented to give effect to the sale of Erudite.

Historical financial data used to prepare the pro forma financial statements were derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the unaudited condensed consolidated financial statements included in the Company's Quarterly Report on Form 10-Q herein for the period ended
March 31, 1998. These pro forma financial statements should be read in conjunction with such historical financial statements and notes thereto.

The pro forma adjustments reflected herein are based on available information and certain assumptions that the Company's management believes are reasonable. Pro forma adjustments made in the unaudited Pro Forma Balance Sheet assume that the Sale of the Erudite was consummated on March 31, 1998, and do not reflect the impact of Erudite's operating results or changes in balance sheet amounts subsequent to March 31, 1998. The pro forma adjustments to the unaudited Pro Forma Statements of Operations assume that the Sale of Erudite was consummated on January 1, 1998 and January 1, 1997 in the unaudited Pro Forma Statements of Operations for the three months ended March 31, 1998 and for the year ended December 31, 1997, respectively.

The Pro Forma Balance Sheet and Pro Forma Statements of Operations are based on assumptions and approximations and, therefore, do not reflect the impact of the transaction on the historical financial statements. In addition, such pro forma financial statements should not be used as a basis for forecasting the future operations of the Company.


                              GSE SYSTEMS, INC.
                    PRO FORMA CONSOLIDATED BALANCE SHEET
                            As of March 31, 1998
                          (In thousands, unaudited)

                                            Less:
                                          Erudite net    Pro forma
                           Historical     assets sold   adjustments   Pro Forma
                           ----------     -----------   -----------   ---------
Assets:
   Cash and cash equivalents $    754                         4,105(A)$   4,859
   Contract receivables        22,944          (2,456)                   20,488
   Inventories                  2,898                                     2,898
   Prepaid expenses and
   other current assets         2,161            (705)                    1,456
   Deferred income taxes        2,570                        (2,505)(C)      65
                               ------          ------        ------      ------

     Total current assets      31,327          (3,161)        1,600      29,766
                               ------          ------        ------      ------

   Property and equipment, net  3,290          (1,195)                    2,095
   Investment in joint venture    188                                       188
   Software development
   costs, net                   7,638                          (815)(D)   6,823
   Goodwill and other
   intangible assets, net       2,888                                     2,888
   Deferred income taxes        1,730                           (27)(C)   1,703
   Other assets                   322             (35)        1,000 (B)   1,287
                               ------          ------        ------      ------

     Total assets             $47,383         $(4,391)       $1,758     $44,750
                               ======          ======         =====      ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit            $ 8,939                       $(3,800)(E)   5,139
   Accounts payable             7,755         $  (705)                    7,050
   Accrued expenses             4,686            (762)                    3,924
   Obligations under capital
   lease                           67                                        67
   Accrued severence costs         60                                        60
   Billing in excess of
   revenue earned               7,223            (586)                    6,637
   Accrued contract reserves      155                                       155
   Accrued warranty reserves      675                                       675
   Other current liabilities      211             (50)                      161
   Income taxes payable           305                                       305
                               ------           -----        -------     ------

     Total current liabilities 30,076          (2,103)        (3,800)    24,173
                               ------           -----        -------     ------

   Notes payable to related
   parties                        181                                       181
   Obligations under capital
   lease                          183             (88)                       95
   Accrued contract and
   warranty reserves              649                                       649
   Other liabilities            1,270                                     1,270
                               ------           -----        -------     ------

     Total liabilities         32,359          (2,191)        (3,800)    26,368
                               ------           -----        -------     ------

     Total stockholders' equity15,024          (2,200)         5,558 (F) 20,614
                               ------           -----        -------     ------

     Total liabilities &
     stockholders' equity     $47,383         $(4,391)       $ 1,758     46,982
                               ======           =====        =======     ======


                            GSE SYSTEMS, INC.
              PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                 For the three months ended March 31, 1998
                    (In thousand, except per share data)
                               (Unaudited)

                                           Less     Pro forma
                             Historical   Erudite   adjustments    Pro Forma
                             ----------   -------   -----------    ---------
Contract revenue              $  17,454    $  4,032                  $ 13,422
Cost of revenue                  12,243       2,731                     9,512
                                -------     -------   -------         -------

        Gross profit              5,211       1,301                     3,910
                                -------     -------   -------         -------

Operating expenses:
    Selling, general and
     administrative               5,327         937                     4,390
    Depreciation and
     amortization                   561         122                       439
                                -------     -------   -------         -------

     Total operating expenses     5,888       1,059                     4,829
                                -------     -------   -------         -------

        Operating (loss) income    (677)        242                      (919)

Interest expense, net              (165)              $   (65)  (G)      (100)
Other (income) expense             (428)          -                       429
                                 -------     -------   -------         -------

       (Loss) income before
        income taxes               (414)        242        65            (590)

(Benefit from) provision for
 income taxes                        40                                    40
                                -------     -------   -------         -------

        Net (loss) income       $  (454)    $   242   $    65         $  (630)
                                =======     =======   =======         =======

Basic and diluted (loss)
 per common share               $ (0.09)    $  0.04   $  0.01         $ (0.12)


                            GSE SYSTEMS, INC.
               PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    For the year ended December 31, 1997
                   (In thousands, except per share data)
                              (unaudited)

                                              Less     Pro forma
                               Historical    Erudite  adjustments   Pro Forma
                               ----------    -------  -----------   ---------

Contract revenue               $ 79,711      $ 17,999               $ 61,712
Cost of revenue                  58,326        15,148                 43,178
                               --------      --------  ----------   --------

       Gross profit              21,385         2,851                 18,534
                               --------      --------  ----------   --------

Operating expenses:
    Selling, general and
    administrative               27,320         5,199                 22,121
    Depreciation and amortization 2,368           334                  2,034
    Employee severance and
    termination costs             1,124                                1,124
                               --------      --------  ----------   --------

    Total operating expenses     30,812         5,533                 25,279
                               --------      --------  ----------   --------

       Operating (loss)          (9,427)       (2,682)                (6,745)

Interest expense, net               765                $    (290)(G)     475
Other (income) expense            1,228           (23)                 1,251
                               --------      --------  ----------   --------
      (Loss) income before
       income taxes             (11,420)       (2,659)       290      (8,471)

(Benefit from) provision for
 income taxes                    (2,717)       (1,272)                (1,445)
                               --------      --------  ----------   --------
       Net (loss)              $(8,703)      $(1,387)  $     290    $ (7,026)
                               ========      ========  ==========   ========

Basic and diluted (loss) per
common share                   $ (1.72)      $  0.27   $    0.01    $  (1.44)


 GSE SYSTEMS, INC.
NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)


1.  Historical
    ----------
The historical balances represent the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and for the year ended December 31, 1997 as reported in the historical consolidated financial statements of GSE Systems, Inc. (the Company), by reference to the Annual Report on Form 10-K of GSE Systems, Inc. for the year ended December 31, 1997.

2.  Sale of the Net Assets of Erudite
    ---------------------------------
The Company has sold substantially all the net assets of Erudite. The Company acquired Erudite on May 22, 1996 in a transaction accounted for under the pooling-of-interests method. The net assets of Erudite sold to Keane, as set forth in this column, have been excluded from the historical consolidated balance sheet of the Company in the unaudited pro forma consolidated balance sheet as of March 31, 1998. The operations of Erudite, as set forth in this column, have been excluded from the historical statements of operations of the Company in the unaudited pro forma consolidated statements of operations for the three months ended March 31, 1998 and the year ended December 31, 1997, respectively.

The following pro forma adjustments for the sale of the net assets of Erudite are reflected as of March 31, 1998 in the case of the pro forma consolidated balance sheet, or as of January 1, 1998 or January 1, 1997, respectively, in the case of the pro forma consolidated statements of operations for the three months ended March 31, 1998 and for the year ended December 31, 1997, respectively.

(A) Net cash proceeds to be received in connection with the sale of the net assets of Erudite, including transaction costs, is estimated at $4,105 and is determined as follows:

Gross proceeds from sale                  $8,855
Estimated expenses related to sale          (950)

Net proceeds                               7,905

Less: required paydown of line of credit  (3,800)
                                          ------

Net increase in cash                      $4,105
                                          ======


(B) Amount represents an unsecured promissory note issued to the Company in connection with the sale of the net assets of Erudite. The promissory note is receivable April 30, 1999.

(C) Amount represents reduction of deferred taxes resulting from estimated income tax liability related to the gain on the sale of the net assets of Erudite. The Company's existing net operating loss carryforwards will be used to offset the taxable gain on this transaction.

(D) Amount represents the write-off of capitalized software development costs that were not acquired by Keane. Since all operations that would support the recoverability of these costs have been sold to Keane, the write-off of the costs is reflected in the calculation of the expected gain on the sale.

(E) Amount represents paydown of the line of credit using proceeds from the sale of the net assets of Erudite. Such paydown was required pursuant to the Company's negotiations for extension of its lines of credit.

(F)  The net change in stockholders' equity is determined as follows:

Gross proceeds from sale                      $8,855
Estimated expenses related to sale              (950)
                                              ------

Net proceeds                                   7,905

Add:   Promissory note receivable (B)          1,000
Less:   Write-off of assets acquired costs (D) ( 815)
Estimated income taxes (C)                    (2,532)
                                              ------

Net increase in stockholders' equity          $5,558
                                              ======

(G) Amount represents the reduction of interest expense incurred by the Company during the three months ended March 31, 1998 and the year ended December 31, 1997 attributable to the borrowings under the bank line of credit that were repaid with the proceeds from the sale of the net assets of Erudite.

Forward-Looking Statements
--------------------------

      This Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbors created by those Acts. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the Company's business in the domestic and international marketplace. All forward-looking statements involve risks and uncertainties, including, without limitation, risks relating to the Company's ability to enhance existing software products and to introduce new products in a timely and cost-effective manner, reduced development of nuclear power plants that may utilize the Company's products, a long pay-back cycle from the investment in software development, uncertainties regarding the ability of the Company to grow its revenues and successfully integrate operations through expansion of its existing business and strategic acquisitions, the ability of the Company to respond adequately to rapid technological changes in the markets for process control, data acquisition and simulation software and systems, significant quarter-to-quarter volatility in revenues and earnings as a result of customer purchasing cycles and other factors, dependence upon key personnel, and general market conditions and competition. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties as set forth herein, the failure of any one of which could materially adversely affect the operations of the Company. The Company's plans and objectives are also based on the assumptions that market conditions and competitive conditions within the Company's business areas will not change materially or adversely and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can, therefore, be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit 2.3    Asset Purchase Agreement among GSE Systems, Inc., GSE
                     Erudite Software, Inc. and Keane, Inc. dated as of
                     April 30, 1998.

      Exhibit 2.4 Instrument of Assumption of Liabilities among GSE Erudite Software, Inc. and Keane, Inc. dated as of April 30, 1998.

      Exhibit 10.28  Termination of Employment Agreement among
                     GSE Systems, Inc., GSE Erudite Software, Inc. and Eugene D. Loveridge, dated as of April 30, 1998.

      Exhibit 10.29  Termination of Employment Agreement among
                     GSE Systems, Inc., GSE Erudite Software, Inc. and Daniel E. Masterson, dated as of April 30, 1998.

      Exhibit 99.1   Press release issued by GSE Systems, Inc. on May 4, 1998


(b)   Reports on Form 8-K

      None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 1998             GSE SYSTEMS, INC.


                            /S/ Christopher M. Carnavos
                           ----------------------------

                             Christopher M. Carnavos
                              President and Director
                          (Principal Executive Officer)


                             /S/ Robert W. Stroup
                            ---------------------

                                Robert W. Stroup
                      Executive Vice President and Treasurer