Form 10-Q/A
period 1998-03-31
GSE SYSTEMS INC
filed 1998-05-19
CIK 944480

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                         FORM 10-Q/A (Amendment #1)

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

This amended filing is being submitted due to typographical errors in Part I,
Item 1, Financial Statements and Part II, Item 5, Other Information.

In the opinion of Management, none of the changes made in this amended 10 Q constitute a material difference in information previously submitted.

                             GSE SYSTEMS, INC.

                       QUARTERLY REPORT ON FORM 10-Q

                                  INDEX


                                                                       PAGE

PART I.      FINANCIAL INFORMATION                                       3

Item 1.      Financial Statements:

             Consolidated Balance Sheets as of March 31, 1998
             (Unaudited) and December 31, 1997                           3

             Unaudited Consolidated Statements of Operations
             for the Three Months Ended March 31, 1998 and 1997          4

             Unaudited Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 1998 and 1997          5

             Notes to Condensed Consolidated Financial Statements        6

Item 2.      Management's Discussion and Analysis of Results
             of Operations and Financial Condition                       9


PART II.     OTHER INFORMATION                                          12

Item 5.      Other Information                                          13


SIGNATURES                                                              20


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                   ASSETS

                                                March 31,      December 31,
                                                  1998             1997
                                                  ----             ----
                                               (unaudited)

Current assets:
    Cash and cash equivalents                  $    754          $    334
    Contract receivables                         22,944            24,371
    Inventories                                   2,898             2,700
    Prepaid expenses and other current assets     2,161             1,739
    Deferred income taxes                         2,570             2,570
                                                 ------            ------
      Total current assets                       31,327            31,714
Property and equipment, net                       3,290             3,864
Investment in joint venture                         188               252
Software development costs, net                   7,638             7,526
Goodwill and other intangible assets, net         2,888             2,974
Deferred income taxes                             1,730             1,730
Other assets                                        322               302
                                                 ------            ------
      Total assets                             $ 47,383          $ 48,362

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit                             $  8,939          $  9,032
   Accounts payable                               7,755             7,919
   Accrued expenses                               4,686             4,304
   Obligations under capital lease                   67               208
   Accrued severance costs                           60               148
   Billings in excess of revenue earned           7,223             6,719
   Accrued contract reserves                        155               287
   Accrued warranty reserves                        675               625
   Other current liabilities                        211               513
   Income taxes payable                             305               313
                                                 ------            ------
     Total current liabilities                   30,076            30,068

Notes payable to related parties                    181               185
Obligations under capital lease                     183               234
Accrued contract and warranty reserves              649               675
Other liabilities                                 1,270             1,276
                                                 ------            ------
     Total liabilities                           32,359            32,438
                                                 ------            ------

Stockholders' equity:
   Common stock $.01 par value, 8,000,000
    shares authorized, 5,065,688 shares
    issued and outstanding                          50                50
   Additional paid-in capital                   21,378            21,378
   Retained earnings (deficit) - at formation   (5,112)           (5,112)
   Retained earnings (deficit) - since formation  (965)             (239)
   Cumulative translation adjustment              (327)             (153)
                                                ------            ------
     Total stockholders' equity                 15,024            15,924
                                                ------            ------
     Total liabilities & stockholders' equity $ 47,383          $ 48,362
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


                   GSE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                            (Unaudited)


                                           Three months        Three months
                                              ended               ended
                                          March 31, 1998      March 31, 1997
                                          --------------      --------------

Cash Flows From Operating Activities:
Net (loss)                                $        (454)      $      (1,989)
Adjustments made to reconcile net income
(loss) to net cash (used in) provided
by operating activities:
   Depreciation and amortization                  1,170                 712
   Accrued severance                                 --               1,349
   Deferred income taxes                             --                (390)
   Changes in assets and liabilities:
     Contract receivables                         1,671               1,520
     Inventories                                   (138)                438
     Prepaid expenses and other current assets     (398)               (307)
     Other assets                                   123                  83
     Accounts payable and accrued expenses         (984)             (2,050)
     Billings in excess of revenue earned         1,233              (1,371)
     Accrued contract and warranty reserves        (166)               (328)
     Other current liabilities                     (622)               (584)
     Income taxes payable                           (14)               (532)
     Other liabilities                               --                  (1)
                                                 ------              ------
Net cash (used in) operating activities           1,421              (3,450)
                                                 ------              ------

Cash Flows From Investing Activities:
   Capital expenditures                             (25)               (340)
   Capitalization of software development costs    (722)               (993)
                                                 ------              ------
Net cash (used in) investing activities            (747)             (1,333)
                                                 ------              ------

Cash Flows From Financing Activities:
   Increase in lines of credit with bank            (93)              4,056
   Repayments under capital lease obligations      (188)               (285)
   Principal payments under term-note                 4                 (23)
   Decrease in borrowings from related parties       (4)                 (4)
                                                 ------              ------
Net cash (used in) provided by financing activities(281)              3,744
Effect of exchange rate changes on cash              17                (204)
                                                 ------              ------
Net increase (decrease) in cash
 and cash equivalents                               410              (1,243)
Cash and cash equivalents at beginning of period    344               2,450
                                                 ------              ------
Cash and cash equivalents at end of period     $    754          $    1,207
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

The aggregate purchase price for the Erudite assets was approximately $9.86 million (consisting of $8.86 million in cash and $1.0 million in the form of an unsecured promissory note due on April 30, 1999, subject to certain adjustments). In connection with the transaction, Keane purchased certain assets of approximately $4.4 million and assumed certain operating liabilities of Erudite totaling approximately $2.2 million. The Company anticipates recognizing a gain on this transaction in excess of $5.0 million. In connection with the sale of these assets, the Company has written off approximately $800,000 in capitalized software development costs, since all operations that would support the recoverability of these costs have been sold. The write-off of these costs is reflected in the calculation of the expected gain on the sale.

The purchase price is subject to post-closing adjustment based upon a balance sheet as of closing (the "Closing Balance Sheet"). If the Closing Balance
Sheet indicates that the "Net Asset Value" (defined in the Asset Purchase Agreement), which is an amount equal to (a) the assets purchased by Keane minus (b) the assumed liabilities, is greater than, or less than $2.2 million, the purchase price will be increased or decreased by that positive or negative difference (the "Closing Net Book Value Adjustment"), respectively.

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

Results of Operations
---------------------

The following table sets forth the results of operations for the periods presented expressed as a percentage of revenues.


                                  Three months ended      Three months ended
                                    March 31, 1998          March 31, 1997
                                    --------------          --------------
Contract revenue                   $17,454     100.0%       $19,327      100.0%
Cost of revenue                     12,243      70.1         13,763       71.2
                                    ------     -----         ------      -----

      Gross profit                   5,211      29.9          5,564       28.8

Operating expenses:
   Selling, general and
     administrative                  5,327      30.6          6,249       32.3
   Depreciation and amortization       561       3.2            568        3.0
   Employee severance and termination
     costs                              --       0.0          1,349        7.0
                                    ------     -----         ------      -----
   Total operating expenses          5,888      33.8          8,166       42.3
                                    ------     -----         ------      -----

      Operating income (loss)         (677)     (3.9)        (2,602)     (13.5)

Interest expense                       165       1.0            187        1.0
Other expense (income)                (428)     (2.5)           210        1.1
                                    ------     -----         ------      -----

      Income (loss) before income
        taxes                         (414)     (2.4)        (2,999)     (15.5)

Provision for income taxes              40      (0.3)        (1,010)      (5.2)
                                    ------     -----         ------      -----

      Net income                   $  (454)     (2.6)%   $   (1,989)    (10.3)%
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

Total research and product development expenditures were $1.1 million and $1.4 million in the three months ended March 31, 1998 and 1997, respectively. Capitalized software development costs totaled $0.7 and $1.0 million during the quarters ended March 31, 1998 and 1997, respectively. Net research and development costs expensed and included within selling, general and administrative expenses were $425,000 and $360,000 during the quarters ended March 31, 1998 and 1997, respectively. The Company continued investing in the conversion of its DCS product to the Windows NT(r) platform, SCADA system enhancements for the Windows NT(r) platform and the productization of its SimSuite(tm) software tools.

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

The purchase price is subject to post-closing adjustment based upon a balance sheet as of the closing date (the "Closing Balance Sheet"). If the Closing Balance Sheet indicates that the "Net Asset Value" (defined in the Asset Purchase Agreement), which is an amount equal to (a) the assets purchased by Keane minus (b) the assumed liabilities, is greater than, or less than approximately $2.2 million, then the purchase price will be increased or decreased by that positive or negative difference (the "Closing Net Book Value Adjustment"), respectively.

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


                              GSE SYSTEMS, INC.
                    PRO FORMA CONSOLIDATED BALANCE SHEET
                            As of March 31, 1998
                          (In thousands, unaudited)

                                            Less:
                                          Erudite net    Pro forma
                           Historical     assets sold   adjustments   Pro Forma
                           ----------     -----------   -----------   ---------
Assets:
   Cash and cash equivalents $    754                         4,105(A)$   4,859
   Contract receivables        22,944          (2,456)                   20,488
   Inventories                  2,898                                     2,898
   Prepaid expenses and
   other current assets         2,161            (705)                    1,456
   Deferred income taxes        2,570                        (2,505)(C)      65
                               ------          ------        ------      ------

     Total current assets      31,327          (3,161)        1,600      29,766
                               ------          ------        ------      ------

   Property and equipment, net  3,290          (1,195)                    2,095
   Investment in joint venture    188                                       188
   Software development
   costs, net                   7,638                          (815)(D)   6,823
   Goodwill and other
   intangible assets, net       2,888                                     2,888
   Deferred income taxes        1,730                           (27)(C)   1,703
   Other assets                   322             (35)        1,000 (B)   1,287
                               ------          ------        ------      ------

     Total assets             $47,383         $(4,391)       $1,758     $44,750
                               ======          ======         =====      ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit            $ 8,939                       $(3,800)(E)   5,139
   Accounts payable             7,755         $  (705)                    7,050
   Accrued expenses             4,686            (762)                    3,924
   Obligations under capital
   lease                           67                                        67
   Accrued severence costs         60                                        60
   Billing in excess of
   revenue earned               7,223            (586)                    6,637
   Accrued contract reserves      155                                       155
   Accrued warranty reserves      675                                       675
   Other current liabilities      211             (50)                      161
   Income taxes payable           305                                       305
                               ------           -----        -------     ------

     Total current liabilities 30,076          (2,103)        (3,800)    24,173
                               ------           -----        -------     ------

   Notes payable to related
   parties                        181                                       181
   Obligations under capital
   lease                          183             (88)                       95
   Accrued contract and
   warranty reserves              649                                       649
   Other liabilities            1,270                                     1,270
                               ------           -----        -------     ------

     Total liabilities         32,359          (2,191)        (3,800)    26,368
                               ------           -----        -------     ------

     Total stockholders' equity15,024          (2,200)         5,558 (F) 18,382
                               ------           -----        -------     ------

     Total liabilities &
     stockholders' equity     $47,383         $(4,391)       $ 1,758     44,750
                               ======           =====        =======     ======


                            GSE SYSTEMS, INC.
              PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                 For the three months ended March 31, 1998
                    (In thousand, except per share data)
                               (Unaudited)

                                           Less     Pro forma
                             Historical   Erudite   adjustments    Pro Forma
                             ----------   -------   -----------    ---------
Contract revenue              $  17,454    $  4,032                  $ 13,422
Cost of revenue                  12,243       2,731                     9,512
                                -------     -------   -------         -------

        Gross profit              5,211       1,301                     3,910
                                -------     -------   -------         -------

Operating expenses:
    Selling, general and
     administrative               5,327         937                     4,390
    Depreciation and
     amortization                   561         122                       439
                                -------     -------   -------         -------

     Total operating expenses     5,888       1,059                     4,829
                                -------     -------   -------         -------

        Operating (loss) income    (677)        242                      (919)

Interest expense, net               165               $   (65)  (G)       100
Other (income) expense             (428)          -                      (428)
                                 -------     -------   -------         -------

       (Loss) income before
        income taxes               (414)        242        65            (591)

(Benefit from) provision for
 income taxes                        40                                    40
                                -------     -------   -------         -------

        Net (loss) income       $  (454)    $   242   $    65         $  (631)
                                =======     =======   =======         =======

Basic and diluted (loss)
 per common share               $ (0.09)    $  0.04   $  0.01         $ (0.12)


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