Form 10-Q
period 1998-06-30
GSE SYSTEMS INC
filed 1998-08-17
CIK 944480

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1998.
                                    or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______ to ______.


     Commission File Number: 0-26494
                             -------

                                GSE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                               52-1868008
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     9189 Red Branch Road, Columbia, Maryland, 21045
     (Address of principal executive office and zip code)

     Registrant's telephone number,
     including area code:                   (410) 772-3500


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---
     As of August 14, 1998, there were 5,065,688 shares of the Registrant's common stock (par value $ .01 per share) outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            PAGE


  PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets as of June 30, 1998
           and December 31, 1997                                             4

           Consolidated Statements of Operations for the Three
           and Six Months Ended June 30, 1998 and 1997                       5

           Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 1998 and 1997                                      6

           Notes to Consolidated Financial Statements                        7

  Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                          10

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk        13


  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                13

  Item 2.  Changes in Securities and Use of Proceeds                        13

  Item 3.  Defaults upon Senior Securities                                  13

  Item 4.  Submission of Matters to a Vote of Security Holders              13

  Item 5.  Other Information                                                14

  Item 6.  Exhibits and Reports on Form 8-K                                 14

  PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements
                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                     ASSETS


                                                 (Unaudited)
                                                   June 30,         December 31,
                                                    1998              1997
                                                 -----------      ------------

  Current assets:
    Cash and cash equivalents                     $    3,000        $       334
    Contract receivables                              18,658             24,371
    Note Receivable                                    1,000                -
    Inventories                                        2,496              2,700
    Prepaid expenses and other current assets          1,516              1,739
    Deferred income taxes                                 41              2,570
                                                 -----------       ------------
          Total current assets                        26,711             31,714

  Property and equipment, net                          2,535              3,864
  Investment in joint venture                            151                252
  Software development costs, net                      7,267              7,526
  Goodwill and other intangible assets, net            2,854              2,974
  Deferred income taxes                                2,463              1,730
  Other assets                                           682                302
                                                 -----------        -----------
            Total assets                         $    42,663        $    48,362
                                                 ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Lines of credit                               $    4,015        $     9,032
    Accounts payable                                   6,410              7,919
    Accrued expenses                                   3,055              4,304
    Obligations under capital lease                      218                208
    Accrued severance costs                                -                148
    Billings in excess of revenue earned               6,769              6,719
    Accrued contract reserves                            146                287
    Accrued warranty reserves                            519                625
    Other current liabilities                            536                513
    Income taxes payable                                 428                313
                                                  ----------        -----------
          Total current liabilities                   22,096             30,068

  Notes payable to related parties                       173                185
  Obligations under capital lease                         93                234
  Accrued contract and warranty reserves                 513                675
  Other liabilities                                    1,258              1,276
                                                  ----------        -----------
            Total liabilities                         24,133             32,438
                                                  ----------        -----------
  Stockholders' equity:
    Common stock $.01 par value,
        8,000,000 shares authorized,
        5,065,688 shares issued and outstanding           50                 50
    Additional paid-in capital                        21,678             21,378
    Retained earnings (deficit) - at formation        (5,112)            (5,112)
    Retained earnings (deficit) - since formation      2,072               (239)
    Accumulated Comprehensive income (loss) - (Note 9)  (158)              (153)

                                                  ----------         -----------
            Total stockholders' equity                18,530              15,924
                                                  ----------         -----------
            Total liabilities and
            stockholders' equity                  $   42,663          $   48,362
                                                  ==========         ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                    Three months ended            Six months ended
                                                         June 30,                     June 30,
                                                     1998        1997             1998        1997
                                                    ------------------            ----------------
  Contract revenue                                  $ 16,722    $ 20,630          $ 34,176   $ 39,957
  Cost of revenue                                     12,074      14,535            24,317     28,298
                                                    --------    --------          --------   --------
       Gross profit                                    4,648       6,095             9,859     11,659

  Operating expenses
       Selling, general and administrative             4,962       6,940            10,289     13,189
       Depreciation and amortization                     375         632               936      1,200
       Employee severance and termination costs           -           -                 -       1,349
                                                    --------    --------          --------   --------
  Total operating expenses                             5,337       7,572            11,225     15,738
                                                    --------    --------          --------   --------

  Operating income (loss)                               (689)     (1,477)           (1,366)    (4,079)

  Gain on sale of assets                               5,575         -               5,575        -
  Interest (expense)                                    (144)       (172)             (309)      (359)
  Other (expense) income                                 (84)         97               344       (113)
                                                    --------    --------          --------   --------

  Income (loss) before income taxes                    4,658      (1,552)            4,244     (4,551)

  Provision for (benefit from) income taxes            1,893        (515)            1,933     (1,525)
                                                    --------    --------          --------   --------

  Net income (loss)                                 $  2,765      (1,037)         $  2,311   $ (3,026)
                                                    ========    ========          ========   ========

  Basic earnings (loss) per common share              $ 0.55     $ (0.20)           $ 0.46    $ (0.60)
                                                    ========    ========          ========   ========

  Diluted earnings (loss) per common share            $ 0.54     $ (0.20)           $ 0.45    $ (0.60)
                                                    ========    ========          ========   ========

        The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)


                                                                                For the six months ended

                                                                                        June 30,

                                                                                  1998             1997
                                                                                --------         --------
  Cash flows from operating activities:
  Net income (loss)                                                             $ 2,311        $ (3,026)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                1,965           1,369
     Accrued severance                                                              -               969
     Provision for doubtful contract receivables                                   (245)            (71)
     Fair value of warrants issued to non-employees                                  60             -
     Deferred income taxes                                                        1,839          (1,567)
     Equity in loss of investee                                                     101             -
     Gain on sale of assets                                                      (5,575)            -
     Changes in assets and liabilities
         Contract receivables                                                     3,954             822
         Inventories                                                                203             324
         Prepaid expenses and other current assets                                 (400)            261
         Other assets                                                              (394)           (187)
         Accounts payable and accrued expenses                                   (2,032)           (620)
         Billings in excess of revenues earned                                      497            (905)
         Accrued contract and warranty reserves                                     (66)           (876)
         Other current liabilities                                                 (376)            (23)
         Income taxes payable                                                       116             (74)
         Other liabilities                                                           (1)             (1)
                                                                                --------        --------
  Net cash provided by (used in) operating activities                             1,957          (3,605)
                                                                                --------        --------

  Cash flows from investment activities:
     Proceeds from sale of assets                                                  8,855            -
     Capital expenditures                                                         (1,283)           (715)
     Capitalization of software development costs                                 (1,704)         (2,084)
                                                                                --------        --------
  Net cash provided by (used in) investing activities                              5,868          (2,799)
                                                                                --------        --------

  Cash flows from financing activities:
    (Decrease)increase in lines of credit with banks                             (5,017)          5,126
     Repayments under capital lease obligations                                    (106)           (373)
     Principal payments under long term notes                                        -              (77)
     Decrease in notes payable to related parties                                    (12)            (8)
                                                                                --------        --------
  Net cash provided by (used in) financing activities                             (5,135)          4,668
  Effect of exchange rate changes on cash                                            (24)            138
                                                                                --------        --------
  Net increase (decrease) in cash and cash equivalents                             2,666          (1,598)
  Cash and cash equivalents at beginning of period                                   334           2,450
                                                                                ========        ========
  Cash and cash equivalents at end of period                                     $ 3,000           $ 852
                                                                                ========        ========


        The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


  1.    Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1997 filed with Securities and Exchange Commission on March 31, 1998. The results of operations for the period ended June 30, 1998 are not necessarily indicative of what the operating results for the full year will be.

  2.    Sale of Assets

        On May 1, 1998, the Company completed the sale of substantially all of the assets of its wholly owned subsidiary, GSE Erudite Software, Inc. ("Erudite"), to Keane, Inc. ("Keane"), pursuant to an Asset Purchase Agreement, dated as of April 30, 1998, by and among the Company, Erudite and Keane.

        The aggregate purchase price for the Erudite assets was approximately $9.9 million (consisting of $8.9 million in cash and $1.0 million in the form of an uncollateralized promissory note due on April 30, 1999, subject to certain adjustments described in the next paragraph). In connection with the transaction, Keane purchased certain assets totaling approximately $4.4 million and assumed certain operating liabilities totaling approximately $2.2 million. The Company has recognized a gain on this transaction of $5.6 million. In connection with the sale of these assets, the Company has written off approximately $800,000 in capitalized software development costs, as well as $321,000 of purchased software, since all operations that would support the recoverability of these costs have been sold. The write-off of these costs is reflected in the calculation of the gain on the sale.

        As previously disclosed, the purchase price was subject to post-closing adjustment based upon a balance sheet as of closing (the "Closing Balance Sheet"). The Closing Balance Sheet indicated that if the "Net Asset Value" (defined in the Asset Purchase Agreement, as an amount equal to (a) the assets purchased by Keane minus (b) the assumed liabilities), was greater than, or less than $2.2 million, the purchase price would be increased or decreased by that positive or negative difference (the "Closing Net Book Value Adjustment"). Keane informed the Company, subsequent to closing, that, under the terms of the agreement, the Closing Net Book Value Adjustment resulted in an additional amount due Keane of approximately $186,000. The Company has engaged in communications with Keane regarding certain differences in valuation amounts. The Company has accrued $186,000 as a reduction to the gain on the sale of the Erudite assets. With the proceeds from the sale of the Erudite assets, the Company reduced its outstanding borrowings under credit facilities by approximately $3.8 million, and is using the remainder of the proceeds to pay for transaction expenses and for general corporate purposes.

    3.  Basic and Diluted Loss Per Common Share

        Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted earnings per share is the same as basic earnings per share for the three and six months ended June 30, 1997 because the effects of such items were anti-dilutive. The earnings per share computations have been restated for all periods presented to conform to FAS 128.

        The following is a reconciliation of the weighted average number of outstanding common shares and potential common shares during each period presented for purposes of computing basic and diluted earnings per share.

                                                               Three months ended            Six months ended
                                                                    June 30,                     June 30,
                                                               1998         1997             1998       1997

                                                                ------------------           ----------------


        Weighted average shares outstanding-basic             5,065,688    5,065,688         5,065,688  5,065,688

        Potential common shares                                  66,163        -                32,181      -
                                                              ----------   ---------         ---------  ---------

        Weighted average common shares outstanding-diluted    5,131,851    5,065,688         5,097,869  5,065,688
                                                              ==========   =========         =========  =========

  4.    Inventories

        Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value.

        Inventories, net, consist of the following at:

                                                                        June 30,             December 31,
                                                                          1998                   1997
                                                                        --------             ------------
                                                                                (in thousands)

         Raw materials                                                    $1,466               $ 1,610
         Service parts                                                     1,030                 1,090
                                                                          ------               -------
                     Total                                                $2,496               $ 2,700
                                                                          ======               =======

  5.    Software Development Costs

        Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenues and is provided at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. Software development costs capitalized were $1,027,000 and
        $993,000 for the three months ended June 30, 1998 and 1997, respectively, and $1,704,000 and $2,084,000 for the six months ended June 30, 1998 and 1997, respectively. Total amortization expense was $585,000 and $33,000 for the three months ended June 30, 1998 and 1997, respectively, and $1,029,000 and $177,000 for the six months ended June 30, 1998 and 1997, respectively.

  6.    Financing Arrangements

        The Company maintains, through it subsidiaries, two lines of credit that provide for borrowings up to $10.0 million to support foreign letters of credit, margin requirements on foreign exchange contracts and working capital needs. The lines of credit expire December 31, 1998. At June 30, 1998, there were $4.0 million of borrowings under the lines of credit, and letters of credit issued in the ordinary course of business amounted to approximately $800,000.

        As previously disclosed, the aforementioned lines of credit contain certain restrictive convenants. The Company was in violation of the cash flow coverage ratio as of June 30, 1998. The bank has waived such covenant violations.

        With respect to the potential liquidity issues related to the maturity date on the lines of credit, certain of the Company's principal stockholders, ManTech International Corporation ("ManTech") and GP Strategies Corporation ("GP Strategies"), have agreed to provide working capital support to the Company through June 30, 1999, in the form of credit enhancements or by taking actions that would result in additional liquidity to the Company.

        As previously disclosed, in consideration for the guaranties, the Company has agreed to grant both of ManTech and GP Strategies warrants to purchase shares of the Company's common stock. Although the exact number of shares of common stock and certain other provisions for such warrants have not been finalized as of the date of this report, both of such warrants would provide the right to purchase at least 150,000 shares of common stock at an exercise price of $2.375 per share. The Company has recorded $300,000 as the estimated fair value of such warrants in the consolidated financial statements to be amortized over the term of the guaranties. During the three months ended June 30, 1998, the Company recognized $60,000 of amortization expense related to these warrants. The Company will expense the remainder of the fair value over the term of the guaranties. If the terms of the warrants change when finalized, the Company will recognize the fair value of any such change in the consolidated financial statements.

  7.    Contract Receivables

        The components of contract receivables are as follows (in thousands):


                                                                                      June 30,       December 31,
                                                                                        1998             1997
                                                                                      --------       ------------

        Billed receivables                                                            $ 10,843        $ 16,994
        Recoverable costs and accrued profit not billed                                  8,591           8,398
        Allowance for doubtful accounts                                                   (776)         (1,021)
                                                                                      --------        --------
        Total contract receivables                                                    $ 18,658        $ 24,371
                                                                                      ========        ========


        Recoverable costs and accrued profit not billed represent costs incurred and profit accrued on contracts that will become billable upon future milestones or completion of contracts.

        Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first become known. Revenue under long-term, fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. The effect of changes in estimates of contract profits for the 1998 and 1997 periods is immaterial.

  8.    Income Taxes

        The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three and six months ended June 30, 1998 is primarily the result of a valuation allowance against all of the net operating losses generated during the three months and six months ended June 30, 1998, the effects of foreign operations at different tax rates and state income taxes. For the three and six months ended June 30, 1997, the Company recorded an income tax benefit on the pre-tax losses incurred by the Company's domestic operations.

  9.    Accumulated Comprehensive Income

        Statement  of  Financial   Accounting   Standards  No.  130,  "Reporting
        Comprehensive Income" is effective for the six months ended June 30, 1998. SFAS No. 130 establishes standards for reporting comprehensive income on an annual basis in a full set of general purpose financial statements either in the statement of operations or in a separate statement. For the three months ended June 30, 1998 and 1997, the Company had comprehensive income of $2.9 million and a comprehensive loss of $920,000, respectively. For the six months ended June 30, 1998 and 1997 the Company had comprehensive income of $2.3 million and a comprehensive loss of $3.2 million, respectively. The difference between the comprehensive loss and the net loss as reported in the statements of operations is related to foreign currency translation adjustments.


  10.   Recent Pronouncements

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures, and products, services, geographic areas and major customers and is effective for the year ending December 31, 1998. The Company will implement SFAS No. 131 as of December 31, 1998.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2000. Management does not anticipate early adoption. The Company believes that the effect of adoption of SFAS No. 133 will not be material.

  Item 2. Management's Discussion And Analysis Of Results Of Operations And Financial Condition

  General Business Environment. The Company designs, develops and delivers business solutions by applying high-technology-related process control and high fidelity simulation systems and services into applications for worldwide industries including energy and process manufacturing. The Company's solutions and services assist customers in improving quality, safety and throughput; reducing operating expenses; addressing environmental issues; and enhancing overall productivity.

  As previously disclosed, the Company has finalized senior management changes, and has set a course to reduce costs and to return the Company's focus to its core businesses of controls and simulation.

  On May 1, 1998, the Company completed the sale of substantially all of the assets of Erudite to Keane, pursuant to an Asset Purchase Agreement, dated as of April 30, 1998, by and among the Company, Erudite and Keane. The Erudite sale is part of the Company's continuing plan and effort to refocus and reduce costs. As a result of the Erudite sale, the Company was able to reduce its debt by approximately $3.8 million, while improving its cash position by approximately $4.1 million. (Refer to Liquidity and Capital Resources, Item 5 of Part II, Other Information, Acquisition and Disposition of Assets, below, and Note 2, Disposal of Assets - "Notes to Consolidated Financial Statements" for a further discussion of the sale).

  The results to date of the efforts to re-focus and reduce costs are evidenced by the improvement in operating results for the three months and six months ended June 30, 1998 as compared to the three months and six months ended June 30, 1997. This is reflected in the operating losses of $689,000 versus $1.5 million and $1.4 million versus $4.1 million, for the three and six month periods ended June 30, 1998 and 1997, respectively. The operating results for the first two quarters of 1998 reflect an improvement over each corresponding quarter in 1997.



  The Company believes these actions will result in an ongoing, viable enterprise more closely focused on its core businesses.

  Results of Operations

  The following table sets forth the results of operations for the periods presented expressed as a percentage of revenues.

                                                    Three months ended June 30,                   Six months ended June 30,
                                                1998        %      1997        %             1998       %        1997        %
                                               ------------------------------------         ------------------------------------


  Contract revenue                             16,722    100.0%   20,630     100.0%         34,176    100.0%    39,957    100.0%
  Cost of revenue                              12,074     72.2%   14,535      70.5%         24,317     71.2%    28,298     70.8%
                                               ------    -----    ------     -----          ------    -----     ------    -----
  Gross profit                                  4,648     27.8%    6,095      29.5%          9,859     28.8%    11,659     29.2%
  Operating Expenses:
     Selling, general and administrative        4,962     29.7%    6,940      33.6%         10,289     30.1%    13,189     33.0%
     Depreciation and amortization                375      2.2%      632       3.1%            936      2.7%     1,200      3.0%
     Employee severance and termination costs       -      0.0%        -       0.0%              -      0.0%     1,349      3.4%
                                               ------    -----    ------     -----          ------    -----     ------    -----
    Total operating expenses                    5,337     31.9%    7,572      36.7%         11,225     32.8%    15,738     39.4%
                                               ------    -----    ------     -----          ------    -----     ------    -----

  Operating income (loss)                        (689)    -4.1%   (1,477)     -7.2%         (1,366)    -4.0%    (4,079)   -10.2%

  Gain on sale of assets                        5,575     33.3%        -       0.0%          5,575     16.3%        -       0.0%
  Interest (expense)                             (144)    -0.8%     (172)     -0.8%           (309)    -0.9%      (359)    -0.9%
  Other (expense) income                          (84)    -0.5%       97       0.5%            344      1.0%      (113)    -0.3%
                                               ------    -----   -------     -----          ------    -----     ------    -----
  Income (loss) before income taxes             4,658     27.9%   (1,552)     -7.5%          4,244     12.4%    (4,551)   -11.4%

  Provision for (benefit from) taxes            1,893     11.3%     (515)     -2.5%          1,933      5.7%    (1,525)    -3.8%

                                               ------    -----   -------     -----         --------   -----     ------    -----
  Net income (loss)                             2,765     16.5%   (1,037)     -5.0%          2,311      6.7%    (3,026)    -7.6%
                                               ======    =====   =======     ======        ========   =====     ======    =====

  Revenues. Revenues for the three and six months ended June 30, 1998 amounted to $16.7 million and $34.2 million, respectively, as compared with revenues of $20.6 million and $40.0 million in the three and six months ended June 30, 1997, respectively. This decrease was mainly due to the disposal of the Erudite assets. In the three and six months ended June 30, 1997, Erudite accounted for $3.9 million and $8.0 million of revenue, respectively, compared with $1.2 million and $5.3 million during the same periods in 1998. The remaining decrease in revenue was mainly due to temporary delays in customer orders.

  Gross Profit. Gross profit decreased to $4.6 million, a gross margin of 27.8%, in the three months ended June 30, 1998 from $6.1 million, a gross margin of 29.5%, in the corresponding period of 1997. Gross profit decreased to $9.9 million, a gross margin of 28.8%, in the six months ended June 30, 1998 from $11.7 million, a gross margin of 29.2%, in the corresponding period of 1997. The decrease in the gross profit amount is primarily attributable to lower revenues resulting from the disposition of the Erudite assets.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $5.0 million, or 29.7% of revenues, during the three months ended June 30, 1998 from $6.9 million, or 33.6% of revenues, during the corresponding period in 1997. Selling, general and administrative expenses decreased to $10.3 million, or 30.1% of revenue during the six months ended June 30, 1998 from $13.1 million, or 33.0% of revenues, during the corresponding period in 1997. The decrease in selling, general and administrative expenses is primarily attributable to the disposition of the Erudite assets and the Company's ongoing efforts to reduce costs.

  Gross research and product development expenditures were $1.4 million and $1.5 million in the three months ended June 30, 1998 and 1997, respectively, and $2.5 million and $2.8 million in the six months ended June 30, 1998 and 1997, respectively. Capitalized software development costs totaled $1.0 million and $1.1 million during the quarters ended June 30, 1998 and 1997, and $1.7 million and $2.1 million during the six months ended June 30, 1998 and 1997, respectively. Net research and development costs expensed and included within selling, general and administrative expenses were $349,000 and $392,000 during the quarters ended June 30, 1998 and 1997, respectively, and $774,000 and $752,000 during the six months ended June 30, 1998 and 1997, respectively. The Company continued investing in the conversion of its DCS product to the Windows NT platform, SCADA system enhancements to the Windows NT platform and the productization of its SimSuite software tools.

  Depreciation and Amortization. Depreciation expense amounted to $294,000 and $530,000 during the three months ended June 30, 1998 and 1997, respectively. Depreciation expense amounted to $772,000 and $1.0 million during the six months ended June 30, 1998 and 1997, respectively. This decrease was attributable to the sale of the Erudite assets, and lower depreciation expense after the facilities move disclosed in the first quarter.

  Amortization of goodwill and intangibles was $81,000 and $102,000 during the three months ended June 30, 1998 and 1997, respectively, and $164,000 and $156,000 during the six months ended June 30, 1998 and 1997, respectively. The increase for the six months was due to the acquisition of J. L. Ryan, Inc. in December of 1997, as previously disclosed.

  Employee Severance and Termination Costs. For the three and six months ending June 30, 1998, there were no charges for severance. During the six months ended June 30, 1997, there was a charge for severance and other employee obligations of $1.3 million in connection with cost reduction efforts initiated to offset the impact of a decrease in project revenues.

  Operating (Loss) Income. Operating (loss) for the three months ended June 30, 1998, decreased to $(689,000), or (4.1%) of revenues,from $(1.5 million), or (7.2%) of revenues, during the corresponding period of 1997. Operating (loss) for the six months ended June 30, 1998, decreased to $(1.4) million, or (4.0%) of revenues, from $(4.1) million, or (10.2%) of revenues, during the corresponding period of 1997. The 1998 reduction in loss is attributable to the decrease in Employee Severance and Termination Costs, as well as decreased selling, general and administrative expenses. In 1997, Erudite accounted for $(438,000) and $(730,000) of the loss, respectively.

  Gain on Sale of Assets. For the three and six months ended June 30, 1998, the Company recognized a gain of $5.6 million on the sale of the Erudite assets, The sale and related gain are described more fully under Note 2, Sale of
  Assets  -  "Notes  to     Consolidated   Financial  Statements",
  "Liquidity and Capital Resources", below and by the full text of the Asset Purchase Agreement, which was included as Exhibit 2.3 to the Company's Form 10-Q for the quarter ended March 31, 1998 and is incorporated herein by reference.

  Interest (Expense). Interest (expense) decreased to $144,000 and $309,000 during the three and six months ended June 30, 1998, respectively, from $172,000 and $359,000 during the three and six months ended June 30, 1997, respectively. This decrease is due to a lower level of borrowings during the period.

  Other Income (Expense). Other income (expense) fluctuated significantly during the periods presented primarily due to the effect of gains and losses on foreign currency transactions from the Company's Asian operations.

  Income Taxes. The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three months and six months ended June 30, 1998 and 1997 is primarily the result of a valuation allowance against all of the net operating losses generated during the three and six months ended June 30, 1998, the effects of foreign operations at different tax rates and state income taxes. For the three and six months ended June 30, 1997, the Company recorded an income tax benefit on the pre-tax losses incurred by the domestic operations.


  Liquidity and Capital Resources

  During the six months ended June 30, 1998, the Company's operations provided $2.0 million of net cash. At June 30, 1997, net cash used by operations was $3.6 million.

  At June 30, 1998, the Company had cash and cash equivalents totaling approximately $3.0 million.

  The Company continues to maintain its lines of credit amounting to $10.0 million. At June 30, 1998, there were $4.0 million in borrowings under these lines of credit, and letters of credit issued in the ordinary course of business amounted to $800,000. The lines of credit expire December 31, 1998; however, the Company anticipates that these lines will be extended or replaced. For further discussion, see Note 6, Financing Arrangements - "Notes to Consolidated Financial Statements."

  On May 1, 1998, the Company completed the sale of substantially all of the assets of Erudite to Keane, pursuant to an Asset Purchase Agreement, dated as of April 30, 1998, by and among the Company, Erudite and Keane. The purchase price for the Erudite assets was $9.9 million ($8.9 million in cash and $1.0 million in the form of an unsecured promissory note due on April 30, 1999, subject to certain adjustments) plus the assumption by Keane of certain operating liabilities totaling approximately $2.2 million. Net cash proceeds to be received in 1998 in connection with the sale of Erudite, including transaction costs, is estimated at $4.1 million, after reducing outstanding debt as described below. The foregoing description of the Asset Purchase Agreement is qualified in its entirety by the full text of the Asset Purchase Agreement, which was included as Exhibit 2.3 to the Company's Form 10-Q for the quarter ended March 31, 1998 and is incorporated herein by reference. Refer to Note 2, Disposal of Assets - "Notes to Consolidated Financial Statements" for a further discussion of the sale.

  The Company intends to continue to seek to replace or renegotiate its credit facilities, which expire on December 31, 1998. In addition to the approximately $4.1 million of cash proceeds from the Erudite sale, certain of the Company's principal stockholders, ManTech and GP Strategies, have agreed to provide working capital support to the Company through June 30, 1999, in the form of credit enhancements or by taking actions that would result in additional liquidity to the Company.

  As previously disclosed, in consideration for the guaranties, the Company has agreed to grant both of ManTech and GP Strategies warrants to purchase shares of the Company's common stock. Although the exact number of shares of common stock and certain other provisions for such warrants have not been finalized as of the date of this report, both of such warrants would provide the right to purchase at least 150,000 shares of common stock at an exercise price of $2.375 per share. The Company has recognized $300,000 as the fair value of such warrants in the consolidated financial statements. During the three months ended June 30, 1998, the Company recognized $60,000 of expense related to these warrants. The Company will expense the remainder of the fair value over the term of the guarantees. If the terms of the warrants change when finalized, the Company will recognize the fair value of any such change in the consolidated financial statements.

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

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

           Not Applicable

  PART II - OTHER INFORMATION

  Item 1. Legal Proceedings

  The Company is not a party to any current litigation; various actions and proceedings are pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material effect on the financial condition of the Company.

  Item 2. Changes in Securities and Use of Proceeds
          None

  Item 3. Defaults Upon Senior Securities
          None

  Item 4. Submission of Matters to a Vote of Security Holders
          The Annual Meeting of Stockholders was held on May 28, 1998. At the meeting the following actions were taken:

                                                                                   Votes
          Proposal                     For          Against      Abstain          Withheld

  1)  Election of Directors
      Jerome I. Feldman             4,235,436                                      297,953
      George J. Pedersen            4,235,436                                      297,953
      Christopher M. Carnavos       4,237,436                                      295,953
      John A. Moore, Jr.            4,232,436                                      300,953

  2)  Ratification of
      Coopers & Lybrand L.L.P. as
      Independent Accountants       3,432,511     1,089,678      11,200              -


  Item 5. Other Information

  Stockholder Proposals

  If the Company does not receive notice at its principal executive offices on or before March 16, 1999 of a shareholder proposal for consideration at the 1999 annual meeting of shareholders, the proxies named by the Company's Board of Directors with respect to the meeting shall have discretionary voting authority with respect to such proposal.

  Forward Looking Statements

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

  Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibit Index

                None

          (b)   Reports on Form 8-K

                The Company filed a report on Form 8-K (April 17, 1998) regarding a letter of intent between the Company and Keane , Inc. with respect to Keane's intention to purchase the Company's Erudite Software business. This report on Form 8-K included the text of a press release dated April 14, 1998.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  Date: August 14, 1998 GSE SYSTEMS, INC.


                           /S/ Christopher M. Carnavos
                           ---------------------------
                             Christopher M. Carnavos
                             President and Director
                          (Principal Executive Officer)




095
                             /S/ Stephen J. Fogarty
                           ---------------------------
                               Stephen J. Fogarty
                 Senior Vice President, Chief Financial Officer
                                  and Treasurer
                   (Principal Financial & Accounting Officer)