Form 10-Q
period 1998-09-30
GSE SYSTEMS INC
filed 1998-11-16
CIK 944480

Conformed


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1998.

                                       or

[ ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 for the Transition Period from      to       .

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X   No
                                    ___     ___

As of November 14, 1998, there were 5,065,688 shares of the Registrant's common stock (par-value $ .01 per share) outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 1998
         and December 31, 1997                                               4

         Consolidated Statements of Operations for the Three
         and Nine Months Ended September 30, 1998 and 1997                   5

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1998 and 1997                                   6

         Notes to Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                            10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk          13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 2.  Changes in Securities and Use of Proceeds                          13

Item 3.  Defaults upon Senior Securities                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   15

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                       GSE SYSTEMS, INC, AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                       ASSETS
                                                      Unaudited
                                                     September 30,        December 31,
                                                         1998                 1997
                                                    -----------          ------------
Current assets:
      Cash and cash equivalents                     $      1,937         $         334
      Contract receivables                                22,913                24,371
      Note Receivable                                      1,000                   -
      Inventories                                          2,825                 2,700
      Prepaid expenses and other current assets            1,223                 1,739
      Deferred income taxes                                   41                 2,570
                                                     -----------          ------------
           Total current assets                           29,939                31,714

Property and equipment, net                                2,297                 3,864
Investment in joint venture                                  -                     252
Software development costs, net                            4,844                 7,526
Goodwill and other intangible assets, net                  3,194                 2,974
Deferred income taxes                                      3,893                 1,730
Other assets                                               1,347                   302
                                                     -----------          ------------
           Total assets                             $     45,514         $      48,362
                                                     ===========          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Lines of credit                               $      5,668         $       9,032
      Accounts payable                                     7,347                 7,919
      Accrued expenses                                     3,959                 4,304
      Obligations under capital lease                        223                   208
      Accrued severance costs                                -                     148
      Billings in excess of revenue earned                 8,873                 6,719
      Accrued contract reserves                              211                   287
      Accrued warranty reserves                              569                   625
      Other current liabilities                              198                   513
      Income taxes payable                                   196                   313
                                                     -----------          ------------
           Total current liabilities                      27,244                30,068

Notes payable to related parties                             173                   185
Obligations under capital lease                               50                   234
Accrued contract and warranty reserves                       421                   675
Other liabilities                                          1,634                 1,276
                                                     -----------          ------------
           Total liabilities                              29,522                32,438
                                                     -----------          ------------
Stockholders' equity:
      Common stock $.01 par value, 8,000,000
        shares authorized,5,065,688 shares issued
        and outstanding                                       50                    50
      Additional paid-in capital                          21,679                21,378
      Retained earnings (deficit) - at formation          (5,112)               (5,112)
      Retained earnings (deficit) - since formation          (97)                 (239)
      Cumulative translation adjustment                     (528)                 (153)
                                                     -----------          ------------
           Total stockholders' equity                     15,992                15,924
                                                     -----------          ------------
           Total liabilities & stockholders' equity $     45,514         $      48,362
                                                     ===========          ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                    Three months ended            Nine months ended
                                                       September 30,                September 30,
                                                     1998        1997             1998        1997
                                                    ------------------            ----------------
  Contract revenue                                  $ 19,244    $ 19,021          $ 53,418   $ 58,978
  Cost of revenue                                     12,695      13,527            37,012     41,825
                                                    --------    --------          --------   --------
       Gross profit                                    6,549       5,494            16,406     17,153

  Operating expenses
       Selling, general and administrative             4,404       6,068            14,891     19,257
       Depreciation and amortization                     405         675             1,340      1,875
       Employee severance and termination costs          -          (225)              -        1,124
                                                    --------    --------          --------   --------
  Total operating expenses                             4,809       6,518            16,231     22,256
                                                    --------    --------          --------   --------

  Operating income (loss)                              1,740      (1,024)              175     (5,103)

  Gain (loss) on sale of assets                       (5,025)        -                 550        -
  Interest (expense)                                     (81)       (207)             (295)      (566)
  Other (expense) income                                 (80)         83               370        (30)
                                                    --------    --------          --------   --------

  Income (loss) before income taxes                   (3,446)     (1,148)              800     (5,699)

  Provision for (benefit from) income taxes           (1,276)       (242)              659     (1,767)
                                                    --------    --------          --------   --------

  Net income (loss)                                 $ (2,170)  $    (906)         $    141   $ (3,932)
                                                    ========    ========          ========   ========

  Basic earnings (loss) per common share            $  (0.43)   $  (0.18)         $   0.03    $ (0.78)
                                                    ========    ========          ========   ========

  Diluted earnings (loss) per common share          $  (0.43)   $  (0.18)         $   0.03    $ (0.78)
                                                    ========    ========          ========   ========

        The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                                        For the nine months ended

                                                                              September 30,

                                                                          1998             1997
                                                                        --------         --------
  Cash flows from operating activities:
  Net income (loss)                                                     $    141         $ (3,932)
  Adjustments to reconcile net income (loss) to net cash provided by used in operating activities:
     Depreciation and amortization                                         2,936            2,331
     Accrued severance                                                       -                413
     Provision for doubtful contract receivables                            (245)             (31)
     Fair value of warrants issued to non-employees                          120              -
     Deferred income taxes                                                   409           (1,682)
     Equity in loss of investee                                              128              -
     Gain on disposal of assets                                             (550)             -
     Changes in assets and liabilities
         Contract receivables                                             (1,618)           2,130
         Inventories                                                        (117)             130
         Prepaid expenses and other current assets                          (485)             266
         Other assets                                                       (638)            (189)
         Accounts payable and accrued expenses                            (2,156)          (1,307)
         Billings in excess of revenues earned                             2,458           (1,215)
         Accrued contract and warranty reserves                              (42)            (579)
         Other current liabilities                                          (677)              72
         Income taxes payable                                                572             (301)
         Other liabilities                                                    83               (2)
                                                                        --------         --------
  Net cash provided by operating activities                                  319           (3,896)
                                                                        --------         --------

  Cash flows from investment activities:
     Proceeds from sale of assets                                          8,955              -
     Capital expenditures                                                 (1,591)          (1,002)
     Capitalization of software development costs                         (2,414)          (2,804)
     Proceeds from sale/leaseback transaction                                -                521
                                                                        --------         --------
  Net cash provided by (used in) investing activities                      4,950           (3,285)
                                                                        --------         --------

  Cash flows from financing activities:
    (Decrease)increase in lines of credit with banks                      (3,364)           6,282
     Repayments under capital lease obligations                             (143)            (203)
     Principal payments under long term notes                                -                (99)
     Decrease in notes payable to related parties                            (12)             (12)
                                                                        --------         --------
  Net cash provided by (used in) financing activities                     (3,519)           5,968
                                                                        --------         --------
  Effect of exchange rate changes on cash                                   (147)            (113)
                                                                        --------         --------
  Net increase (decrease) in cash and cash equivalents                     1,603           (1,326)
  Cash and cash equivalents at beginning of period                           334            2,450
                                                                        ========         ========
  Cash and cash equivalents at end of period                            $  1,937         $  1,124
                                                                        ========         ========


       The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)
    1.  Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1997 filed with Securities and Exchange Commission on March 31, 1998. The results of operations for the period ended September 30, 1998 are not necessarily indicative of what the operating results for the full year will be.

    2.  Disposition of Assets

        Oil & Gas. On November 10, 1998, the Company completed the sale of certain assets related to activities of its Oil & Gas business unit ("O&G"), to Valmet Automation (USA), Inc. ("Valmet"), pursuant to an Asset Purchase Agreement, effective as of October 30, 1998, by and between the Company and Valmet. The Company has recognized a loss on this transaction, in the quarter ended September 30, 1998, of $5.0 million, including the write-off of approximately $2.9 million in capitalized software development costs, since all operations that would support the recoverability of these captialized costs have been sold.

        The Company received approximately $742,000 in cash, subject to certain adjustments described in the next paragraph, and Valmet assumed certain identified liabilities. Valmet purchased assets with a book value of approximately $3.0 million. The Company will use the proceeds to pay for transaction expenses and for general corporate purposes.

        The purchase price is subject to post-closing adjustment based upon a balance sheet as of closing (the "Closing Balance Sheet"). If the net assets purchased on the Closing Balance differ from the calculated purchase price, the purchase price would be increased or decreased by that positive or negative difference.

        The agreement further stipulates that, subject to the occurrence to certain events, the Company is entitled to royalties over a five-year period relative to certain software of the Company which has been licensed to Valmet. Such royalties would not exceed $1 million in the aggregate and would be recorded as earned.

        The Company is liable for any cost overruns on certain development and project contracts, beyond estimates stipulated in the asset purchase agreement, such liabilities not to exceed $800,000. In addition to the $800,000 overruns liability, the Company remains responsible for certain liabilities not assumed by Valmet, including liabilities unknown as of the date of closing. The Company has accrued $400,000 and included such amount in the loss recognized on this transaction, based on a present estimate of exposure relative to these liabilities.

        Included in the Consolidated Statement of Operations for the nine month period ended September 30, 1998, are revenues of $1.1 million and net operating losses of $3.9 million attributable to the Oil & Gas business unit.

        Erudite. On May 1, 1998, the Company completed the sale of substantially all of the assets of its wholly owned subsidiary, GSE Erudite Software, Inc. ("Erudite"), to Keane, Inc. ("Keane"), pursuant to an Asset Purchase Agreement, dated as of April 30, 1998, by and among the Company, Erudite and Keane.

        The aggregate purchase price for the Erudite assets was approximately $9.9 million (consisting of $8.9 million in cash and $1.0 million in the form of an unsecured promissory note due on April 30, 1999, subject to certain adjustments described in the next paragraph). In connection with the transaction, Keane purchased certain assets of approximately $4.4 million and assumed certain operating liabilities totaling approximately $2.2 million. The Company has recognized a gain on this transaction, of $5.6 million. In connection with the sale of these assets, the Company has written off approximately $800,000 in capitalized software development costs, as well as $321,000 of purchased software, since all operations that would support the recoverability of these costs have been sold. The write-off of these costs is reflected in the calculation of the gain on the sale.

        As previously disclosed, the purchase price was subject to post-closing adjustment based upon a balance sheet as of closing (the "Closing Balance Sheet"). The Closing Balance Sheet indicated that if the "Net Asset Value" (defined in the Asset Purchase Agreement), as an amount equal to (a) the assets purchased by Keane minus (b) the assumed liabilities, was greater than, or less than $2.2 million, the purchase price would be increased or decreased by that positive or negative difference (the "Closing Net Book Value Adjustment"). Keane informed the Company, subsequent to closing, that, under the terms of the agreement, the Closing Net Book Value Adjustment resulted in an additional amount due Keane of approximately $186,000. The Company has engaged in communications with Keane regarding certain differences in valuation amounts. The Company has accrued $186,000 as a reduction to the gain on the sale of the Erudite assets. With the proceeds from the sale of the Erudite assets, the Company reduced its outstanding borrowings under credit facilities by approximately $3.8 million, and is using the remainder of the proceeds to pay for transaction expenses and for general corporate purposes.


    3.  Basic and Diluted Loss Per Common Share

        Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted earnings per share is the same as basic earnings per share for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997 because the effects of such items were anti-dilutive. The earnings per share computations have been restated for all periods presented to conform to FAS 128.

        The following is a reconciliation of the weighted average number of outstanding common shares and potential common shares during each period presented for purposes of computing basic and diluted earnings per share.


                                                     Three months ended            Six months ended
                                                        September 30,                September 30,
                                                      1998        1997             1998        1997
                                                     ------------------            ----------------
  Weighted average shares outstanding - basic       5,065,688   5,065,688         5,065,688  5,065,688

  Potential common shares                               -           -               153,733      -
                                                    ---------   ---------         ---------  ---------
  Weighted average shares outstanding - Diluted     5,065,688   5,065,688         5,219,421  5,065,688
                                                    =========   =========         =========  =========

    4.  Inventories

        Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value.

        Inventories, net, consist of the following (in thousands) at:


                                               September 30,        December 31,
                                                  1998                 1997
                                               ------------         ------------
      Raw Materials                            $      1,678         $      1,610
      Service parts                                   1,147                1,090
                                               ------------         ------------
      Total inventories                        $      2,825         $      2,700
                                               ============         ============

    5.  Software Development Costs

        Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenues and is provided at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. Software development costs capitalized were $690,000 and $720,000 for the three months ended September 30, 1998 and 1997, respectively, and $1.9 million and $2.8 million for the nine months ended September 30, 1998 and 1997, respectively. Total amortization expense was $339,000 and $298,000 for the three months ended September 30, 1998 and 1997, respectively, and $1,368,000 and $475,000 for the nine months ended September 30, 1998 and 1997, respectively.

    6.  Financing Arrangements

        The Company maintains, through it subsidiaries, two lines of credit that provide for borrowings up to $10.0 million to support foreign letters of credit, margin requirements on foreign exchange contracts and working capital needs. The lines of credit expire December 31, 1998. The line of credit related to theCompnay's Power Systems unit is 90% guaranteed by the Export Import Bank of the United States ("EXIM"), which guaranty expires November 30, 1998. The Company is currently engaged in duscussions with EXIM regarding the EXIM guaranty, however, there can be no assurance that an extension to such guaranty will be granted. At September 30, 1998, there were $5.7 million of borrowings under the lines of credit, and letters of credit issued in the ordinary course of business amounted to approximately $730,000.

        The aforementioned lines of credit contain certain restrictive covenants. Although the Company was in violation of the cash flow coverage ratio as of September 30, 1998, the bank has waived such covenant violations.

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

    7.  Contract Receivables

        The components of contract receivables are as follows (in thousands):

                                                             September 30,        December 31,
                                                                 1998                 1997
                                                             ------------         ------------
      Bill receivables                                       $     13,078         $     16,994
      Recoverable costs and accruals profit not billed             10,611                8,398
      Allowance for doubtful accounts                                (776)              (1,021)
                                                             ------------         ------------
      Total contract receivables                             $     22,913         $     24,371
                                                             ============         ============



        Recoverable costs and accrued profit not billed represent costs incurred and profit accrued on contracts that will become billable upon future milestones or completion of contracts.

        Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first become known. Revenue under long-term, fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. The effect of changes in estimates of contract profits for all periods presented is immaterial.

    8.  Income Taxes

        The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three and nine months ended September 30, 1998 is primarily the results of a valuation allowance against all of the net operating losses generated during the six months ended June 30, 1998, the effects of foreign operations at different tax rates and state income taxes. For the three months ended September 30, 1998 and 1997, the Company recorded an income tax benefit on the pre-tax losses incurred by the Company's domestic operations. The benefit recorded in the third quarter of 1998 is based on management's estimate that the Company will generate income before income taxes for the year ending December 31, 1998.

    9.  Comprehensive Income

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for the nine months ended September 30, 1998. SFAS No. 130 establishes standards for reporting comprehensive income on an annual basis in a full set of general purpose financial statements either in the statement of operations or in a separate statement. For the three months ended September 30, 1998 and 1997, the Company had a comprehensive net (loss) of $(2.5) million and $(1.1) million, respectively. For the nine months ended September 30, 1998 and 1997 the Company had a comprehensive loss of $(234,000) and $(4.3) million, respectively. The difference between the comprehensive income
        (loss) and the net income (loss) as reported in the statements of operations is related to foreign currency translation adjustments.

   10.  Recent Pronouncements

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures, and products, services, geographic areas and major customers and is effective for the year ending December 31, 1998.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2000. Management does not anticipate early adoption. The Company believes that the effect of adoption of SFAS No.133 will not be material.

        Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        General Business Environment

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

        As previously disclosed, the Company has made senior management changes, and has set a course to reduce costs and to return the Company's focus to its core businesses of controls and simulation.

        The results to date of the efforts to re-focus and reduce costs are evidenced by the improvement in operating results for the three months and nine months ended September 30, 1998 as compared to the three months and nine months ended September 30, 1997. This is reflected in the operating income of $1.7 million and $175,000 versus operating (losses) of $(1.0 million) and $(5.1 million), for the three and nine months periods ended September 30, 1998 and 1997, respectively. The operating results for the first three quarters of 1998 were a substantial improvement over each quarter in 1997.

        The Company believes these actions will result in an ongoing, viable enterprise more closely focused on its core businesses.

        Results of  Operations

        The following table sets forth the results of operations for the periods presented expressed as a percentage of revenues.

                                                  Three months ended September 30,             Nine months ended September 30,
                                                1998        %      1997        %             1998       %        1997        %
                                               ------------------------------------         ------------------------------------


  Contract revenue                             19,244    100.0%   19,021     100.0%         53,418    100.0%    58,978    100.0%
  Cost of revenue                              12,695     66.0%   13,527      71.1%         37,012     69.3%    41,825     70.9%
                                               ------    -----    ------     ------         ------    -----     ------    -----
  Gross profit                                  6,549     34.0%    5,494      28.9%         16,406     30.7%    17,153     29.1%
  Operating Expenses:
     Selling, general and administrative        4,404     22.9%    6,068      31.9%         14,891     27.9%    19,257     32.7%
     Depreciation and amortization                405      2.1%      675       3.5%          1,340      2.5%     1,875      3.2%
     Employee severance and termination costs     -        0.0%     (225)     -1.2%            -        0.0%     1,124      1.9%
                                               ------    -----    ------     ------         ------    -----     ------    -----
    Total operating expenses                    4,809     25.0%    6,518      34.3%         16,231     30.4%    22,256     37.7%
                                               ------    -----    ------     ------         ------    -----     ------    -----

  Operating income (loss)                       1,740      9.0%   (1,024)     -5.3%            175      0.3%    (5,103)    -8.7%

  Gain/(loss) on disposition of assets         (5,025)   -26.1%      -         0.0%            550      1.0%       -        0.0%
  Interest (expense)                              (81)    -0.4%     (207)     -1.1%           (295)    -0.6%      (566)    -1.0%
  Other (expense) income                          (80)    -0.4%       83       0.4%            370      0.7%       (30)    -0.1%
                                               ------    -----   -------     ------         ------    -----     ------    -----
  Income (loss) before income taxes            (3,446)   -17.9%   (1,148)     -6.0%            800      1.5%    (5,699)   -9.7%

  Provision for (benefit from) taxes           (1,276)    -6.6%     (242)     -1.3%            659      1.2%    (1,767)    -3.0%

                                               ------    -----   -------     ------        --------   -----     ------    -----
  Net income (loss)                            (2,170)   -11.3%     (906)     -4.8%            141      0.3%    (3,932)    -6.7%
                                               ======    =====   =======     ======        ========   =====     ======    =====


        Revenues. Revenues for the three and nine months ended September 30, 1998 amounted to $19.2 million and $53.4 million, respectively, as compared with revenues of $19.0 million and $59.0 million in the three and nine months ended September 30, 1997, respectively. This decrease for the nine months was mainly due to the disposal of the Erudite assets. In the three and nine months ended September 30, 1998, Erudite accounted for no sales and $5.3 million of revenue, respectively, compared with $5.5 million and $13.5 million during the same periods in 1997. Excluding Erudite, the increase in revenue was mainly due to increases in customer orders in the core businesses.

        Gross Profit. Gross profit increased to $6.5 million, a gross margin of 34.0%, in the three months ended September 30, 1998 from $5.5 million, a gross margin of 28.9%, in the corresponding period of 1997. Gross profit decreased to $16.4 million, a gross margin of 30.7%, in the nine months ended September 30, 1998 from $17.2 million, a gross margin of 29.1%, in the corresponding period of 1997. The increase for the three months is primarily due to more profitable contracts. The decrease in the gross profit for the nine months is primarily attributable to lower revenues resulting from the disposition of the Erudite assets, which was offset by higher margins in the core businesses.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4.4 million, or 22.9% of revenues, during the three months ended September 30, 1998 from $6.1 million, or 31.9% of revenues, during the corresponding period in 1997. Selling, general and administrative expenses decreased to $14.9 million, or 27.9% of revenue during the nine months ended September 30, 1998 from $19.3 million, or 32.7% of revenues, during the corresponding period in 1997. The decrease in selling, general and administrative expenses is primarily attributable to the disposition of the Erudite assets and the Company's ongoing efforts to reduce costs.

        Gross research and product development expenditures were $1.4 million and $1.2 million in the three months ended September 30, 1998 and 1997, respectively, and $3.9 million and $4.0 million in the nine months ended September 30, 1998 and 1997, respectively. Capitalized software development costs totaled $690,000 and $720,000 during the quarters ended September 30, 1998 and 1997 and $2.4 million and $2.8 million during the nine months ended September 30, 1998 and 1997, respectively. Net research and development costs expensed and included within selling, general and administrative expenses were $710,000 and $480,000 during the quarters ended September 30, 1998 and 1997, respectively, and $2.5 million and $1.2 million during the nine months ended September 30, 1998 and 1997, respectively. The Company continued investing in the conversion of its DCS product to the Windows NT platform, SCADA system enhancements for the Windows NT platform and the productization of its SimSuite software tools.

        Depreciation and Amortization. Depreciation expense amounted to $324,000 and $609,000 during the three months ended September 30, 1998 and 1997, respectively. Depreciation expense amounted to $1.1 and $1.7 million during the nine months ended September 30, 1998 and 1997, respectively. This decrease was attributable to the sale of the Erudite assets, and lower depreciation expense after the facilities move.

        Amortization of goodwill and intangibles was $81,000 and $66,000 during the three months ended September 30, 1998 and 1997, respectively, and $245,000 and $223,000 during the nine months ended September 30, 1998 and 1997, respectively. The increase for the nine months was due to the previously-reported acquisition of J. L. Ryan, Inc. in December of 1997.

        Employee Severance and Termination. For the three and nine months ending September 30, 1998, there were no charges for severance. During the nine months ended September 30, 1997, there was a a net charge for severance and other employee obligations of $1.1 million, after a third quarter reduction of $225,000, in connection with cost reduction efforts initiated to offset the impact of a decrease in project revenues.

        Operating Income (Loss) . Operating income (loss) for the three months ended September 30, 1998, increased to $1.7 million or 9.0% of revenues, from $(1.0 million), or (5.3%) of revenues, during the corresponding period of 1997. Operating income (loss) for the nine months ended September 30, 1998, increased to $175,000, or 0.3% of revenues, from $(5.1) million, or (8.6%) of revenues, during the corresponding period of 1997. The 1998 increases are attributable to the increase in revenue and gross margin within the core businesses, decrease in Employee
        Severance and Termination Costs, as well as decreased selling, and general administrative expenses. Erudite accounted for $(700,000) and $(1.4) million of the loss, respectively, for the three and nine months ended September 30, 1997.

        Gain (Loss) on Disposal of Assets. For the three months ended September 30, 1998, the Company recognized a $(5.0 million) loss on the disposition of the O&G assets. During the second quarter, the Company recorded a gain of $5.6 million on the sale of the Erudite assets. The sales and related gains and losses are described more fully under Note 2, Disposal of Assets - "Notes to the Condensed Consolidated Financial Statements", "Liquidity and Capital Resources" below, and by the provisions of the applicable asset purchase agreement, which, in the case of the Erudite assets, was included as Exhibit 2.3 to the Company's Form 10-Q for the quarter ended March 31, 1998 and is incorporated herein by reference.

        Interest Expense. Interest expense decreased to $81,000 and $295,000 during the three and nine months ended September 30, 1998, respectively, from $207,000 and $566,000 during the three and nine months ended September 30, 1997, respectively. The decreases are due to lower levels of borrowings during the periods.

        Other Income (Expense). Other income (expense) fluctuated significantly during the periods presented primarily due to the effect of gains and losses on foreign currency transactions from the Company's Asian operations.

        Income Taxes. The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three months and nine months ended September 30, 1998 and 1997 is primarily the result of a valuation allowance against all of the net operating losses generated during the six months ended June 30, 1998, the effects of foreign operations at different tax rates and state income taxes. For the three and nine months ended September 30, 1997, the Company recorded an income tax benefit on the pre-tax losses incurred by the domestic operations.


        Liquidity and Capital Resources

        During  the  nine  months  ended   September  30,  1998,  the  Company's
        operations used $181,000 of net cash. At September 30, 1997, net cash used by operations was $3.9 million.

        At September 30, 1998, the Company had cash and cash equivalents totaling approximately $1.9 million.

        In November 1998, the Company completed the sale of certain assets related to activities of its Oil & Gas business unit ("O&G"), to Valmet Automation (USA), Inc. ("Valmet"), pursuant to an Asset Purchase Agreement, effective as of October 30, 1998, by and between the Company, and Valmet. The Company has recognized a loss on this transaction, in the quarter ended September 30, 1998, of $5.0 million. In connection with the sale of these assets, the Company has written off approximately $2.9 million in capitalized software development costs, since all operations that would support the recoverability of these costs have been sold. The write-off of these costs is reflected in the calculation of the loss on the sale.

        The Company received approximately $742,000 in cash, subject to certain adjustments described in the next paragraph, and Valmet assumed certain identified liabilities. Valmet purchased assets with a book value of approximately $3.0 million. The Company will use the proceeds to pay for transaction expenses and for general corporate purposes.

        The purchase price is subject to post-closing adjustment based upon a balance sheet as of closing (the "Closing Balance Sheet"). If the net assets purchased on the Closing Balance differ from the calculated purchase price, the purchase price would be increased or decreased by that positive or negative difference.

        The agreement further stipulates that, subject to the occurrence to certain events, the Company is entitled to royalties over a five-year period relative to certain software of the Company which has been licensed to Valmet. Such royalties would not exceed $1 million in the aggregate and would be recorded as earned.

        The Company is liable for any cost overruns on certain development and project contracts, beyond estimates stipulated in the asset purchase agreement, such liabilities not to exceed $800,000. In addition to the $800,000 overruns liability, the Company remains responsible for certain liabilities not assumed by Valmet, including liabilities unknown as of the date of closing. The Company has accrued $400,000 and included such amount in the loss recognized on this transaction, based on a present estimate of exposure relative to these liabilities.

        In May 1998, the Company completed the sale of substantially all of the assets of Erudite to Keane, pursuant to an Asset Purchase Agreement, dated as of April 30, 1998, by and among the Company, Erudite and Keane. The purchase price for the Erudite assets was $9.9 million ($8.9 million in cash and $1.0 million in the form of an unsecured promissory note due on April 30, 1999, subject to certain adjustments) plus the assumption by Keane of certain operating liabilities totaling approximately $2.2 million. Net cash proceeds to be received in 1998 in connection with the sale of Erudite, including transaction costs, is estimated at $4.1 million, after reducing outstanding debt as described below. The foregoing description of the Asset Purchase Agreement is qualified in its entirety by the full text of the Asset Purchase Agreement, which was included as Exhibit 2.3 to the Company's Form 10-Q for the quarter ended March 31, 1998 and is incorporated herein by reference. Refer to Note 2, Disposal of Assets - "Notes to Consolidated Financial Statements" for a further discussion of the sale.

        The Company continues to maintain two lines of credit amounting to $10.0 million. The first line for $7.0 million is collateralized by the contract receivable and inventory of GSE Power Systems, Inc. ("Power Systems"), and provides for borrowings of up to 90% of eligible receivable and 60% of unbilled receivables. The second line for $3.0 million is collateralized by substantially all the assets of GSE Process Solutions, Inc. ("Process Solutions"), and provides for borrowing up to 85% of eligible receivables and 20% of inventory (not to exceed $500,000).

        At September 30, 1998, there were $5.7 million in borrowings under these lines of credit, and letters of credit issued in the ordinary course of business amounted to $730,000. The lines of credit expire December 31, 1998; however, the Company anticipates that these lines will be extended or replaced. The Company intends to continue to seek to replace or renegotiate its credit facilities, which expire on December 31, 1998. For further discussion, see Note 6, Financing Arrangements - "Notes to Consolidated Financial Statements".

        The line of credit related to the Power Systems is 90% guaranteed by the Export Import Bank of the United States ("EXIM"), which guaranty expires November 30, 1998. The Company is currently engaged in discussions with EXIM regarding the EXIM guaranty, however, there can be no assurance that an extension to such guaranty will be granted.

        The aforementioned lines of credit contain certain restrictive covenants. Although the Company was in violation of the cash flow coverage ratio as of September 30, 1998, the bank has waived such covenant violations.

        Certain of the Company's principal stockholders, ManTech and GP Strategies, have agreed to provide working capital support to the Company through June 30, 1999, in the form of credit enhancements or by taking actions that would result in additional liquidity to the Company. Furthermore, each of ManTech and GP Strategies has previously provided certain guaranties to the Company's bank on behalf of the Company.

        As previously disclosed, in consideration for the above-mentioned guaranties, the Company has granted each of ManTech and GP Strategies warrants to purchase shares of the Company's common stock; each of such warrants provide the right to purchase at least 150,000 shares of common stock at $2.375 per share. The Company has recognized $300,000 as the estimated fair value of such warrants in the consolidated financial statements. During the three months and nine months ended September 30, 1998, the Company recognized $60,000 and $120,000 respectively of expense related to these warrants. The Company will expense the remainder of the fair value over the term of the guarantees.

        Management believes the Company has sufficient liquidity and working capital resources necessary for currently planned business operations, debt service requirements, planned investments, and capital expenditures.

        Year 2000

        General. The Company is aware of general industry concerns regarding the Year 2000 problem. The Year 2000 problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company has established a compliance program intended to bring its software and systems into Year 2000 compliance in time to minimize any significant detrimental effects on operations. This program covers the Company's own products and installed base, significant vendors and customers, and financial and administrative systems. The Company's program recognizes that date-sensitive systems may fail at different points in time depending on their function. Systems having forward-looking planning and production functions may fail earlier and require corrective actions sooner to allow for reasonable testing. Other applications may fail only during the transition to Year 2000. The Company plans to utilize internal personnel, contractors and vendors to identify Year 2000 noncompliance problems, modify code and test the modifications. In some cases, non-compliant software and hardware will be replaced.

        Current Product Offerings. The Company believes that it has identified substantially all potential Year 2000 problems with the current versions of the software products it develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company's software products have been identified or corrected due to complexity of these products and the fact that these products interact with other third party vendor products and integrate with computer systems which are not under the Company's control. The Company's program includes the testing and, if necessary, the modification of new versions of its products to ensure Year 2000 readiness.

        Previous Versions and Installed Base. Older versions of the Company's software will require modification to work properly through and after the Year 2000. The Company offers Year 2000 evaluation services to its customers having older systems to determine the scope of work required to correct any problems. The Company's program also includes the development of patches for certain previous versions of the Company's products, which may be purchased by customers. However, there can be no assurance that such patches would correct all Year 2000 problems in such previous versions, and there can be no assurance that evaluation services and patches will be purchased and implemented by the Company's customers.

        Suppliers. The Company has initiated communications with third party suppliers of the major computer system components, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers.

        Financial and Administrative Systems. The Company also relies on various administrative and financial applications (e.g., order processing and collection systems) that require correction to properly handle Year 2000 dates. In the event one of these systems is not adequately corrected, the Company's ability to capture, schedule and fulfill customer demands could be impaired. Likewise, if a collection processing system were to fail, the Company may not be able to properly apply payments to customer balances or correctly determine cash balances. The Company plans to implement a replacement of its primary accounting system in the second quarter of 1999 and other centrally controlled administrative applications are being assessed and tested. Various non-centrally controlled systems are also utilized by the Company's businesses. The impact of a failure of these systems would be limited to the business using the affected system, and then only to the extent that manual or other alternate processes were not able to meet processing requirements. Such an occurrence is not expected to have a significant adverse impact on the Company.

        Significant Customers. The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in the Company's customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company anticipates that its customer base is broad enough to minimize the affects of a such interruptions. The Company plans, however, to monitor the status of the Company's customers as a means of determining risks and alternatives.

        Costs. The Company is currently quantifying the impact of the incremental costs associated with the initiatives outlined above. Although this cost estimate has not yet been completed, the majority of these costs are expected to be incurred during the next twelve months. While the Company believes its efforts will provide reasonable assurance that material disruptions to its internal systems and installed products will not occur, the potential for interruption still exists. The Company's policy is to expense as incurred information system maintenance costs and to capitalize the cost of new software and hardware and amortize or depreciate it over the assets' useful lives.

        Contingency Plans. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems and installed products. The Company expects to complete its contingency plans by the end of 1998. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

        THE ABOVE DISCUSSION OF THE COMPANY'S EFFORTS, AND MANAGEMENT'S EXPECTATIONS, RELATING TO YEAR 2000 COMPLIANCE ARE FORWARD-LOOKING STATEMENTS. THE COMPANY'S ABILITY TO ACHIEVE YEAR 2000 COMPLIANCE AND THE LEVEL OF INCREMENTAL COSTS ASSOCIATED THEREWITH, COULD BE ADVERSELY IMPACTED BY, AMONG OTHER THINGS, THE AVAILABILITY AND COST OF PROGRAMMING AND TESTING RESOURCES, SUPPLIERS' ABILITY TO BRING THEIR SYSTEMS INTO YEAR 2000 COMPLIANCE, AND UNANTICIPATED PROBLEMS IDENTIFIED IN THE COMPANY'S ONGOING COMPLIANCE REVIEW.

        Item 3. Quantitative and Qualitative Disclosure about Market Risk Not Applicable

        PART II - OTHER INFORMATION

        Item 1. Legal Proceedings.

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


        Item 2. Changes in Securities
                None

        Item 3. Defaults Upon Senior Securities
                None

        Item 4. Submission of Matters to a Vote of Security Holders
                None

        Item 5. Other Information
                None

        Acquisition or Disposition of Assets

        In November 1998, the Company completed the sale of certain assets related to activities of its Oil & Gas business unit ("O&G"), to Valmet Automation (USA), Inc. ("Valmet"), pursuant to an Asset Purchase Agreement, effective as of October 30, 1998, by and between the Company, and Valmet.

        The Company received approximately $742,000 in cash, subject to certain adjustments described in the next paragraph and Valmet assumed certain identified liabilities. Valmet purchased assets with a book value of approximately 3.0 million.

        The Company has recognized a loss on this transaction, in the quarter ended September 30, 1998, of $5.0 million. In connection with the sale of these assets, the Company has written off approximately $2.9 million in capitalized software development costs, since all operations that would support the recoverability of these costs have been sold. The write-off of these costs is reflected in the calculation of the gain on the sale.

        The purchase price is subject to post-closing adjustment based upon a balance sheet as of closing (the "Closing Balance Sheet"). If the net assets purchased on the Closing Balance Sheet differ from the calculated purchase price, the purchase price would be increased or decreased by that positive or negative difference. The Company will use the proceeds to pay for transaction expenses and for general corporate purposes.

        The agreement further stipulates that, subject to the occurrence to certain events, the Company is entitled to royalties over a five-year period relative to certain software of the Company which has been licensed to Valmet. Such royalties would not exceed $1 million in the aggregate and would be recorded as earned.

        The Company is liable for any cost overruns on certain development and project contracts, beyond estimates stipulated in the asset purchase agreement, such liabilities not to exceed $800,000. In addition to the $800,000 overruns liability, the Company remains responsible for liabilities not assumed by Valmet, including certain liabilities unknown as of the date of closing. The Company has accrued $400,000 and included such amount in the loss recognized on this transaction, based on a present estimate of exposure relative to these liabilities.(Refer to
        Item 2, Management's Discussion and Analysis of the Results of Operations and Financial Condition, General Business Environment and Liquidity and Capital Resources, above, and Note 2, Subsequent Event - Disposal of Assets - "Notes to the Condensed Consolidated Financial Statements" for a further discussion of the sale).

        Pro Forma Financial Statements

        The following unaudited Pro Forma Balance Sheet as of September 30, 1998 and Pro Forma Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and the year ended December 31, 1997, are presented to give effect to the sale of the O&G assets.

        Historical  financial  data  used to  prepare  the pro  forma  financial statements were derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the unaudited condensed consolidated financial statements included in the Company's Quarterly Report on Forms 10-Q herein for the nine-months September 30, 1998. These pro forma financial statements should be read in conjunction with such historical financial statements and notes thereto.

        The pro forma adjustments reflected herein are based on available information and certain assumptions that the Company's management believes are reasonable. Pro Forma adjustments to the unaudited pro forma Balance Sheet assume that the sale of Oil & Gas was consummated on September 30, 1998. Pro forma adjustments to the unaudited Pro Forma Consolidated Statements of Operations assume that the sale of O&G was consummated on January 1, 1998 and January 1, 1997 in the unaudited Pro Forma Statements of Operations for the nine months ended September 30, 1998 and for the year ended December 31, 1997, respectively.

        The Pro Forma Statements of Operations are based on assumptions and approximations and, therefore, do not reflect the impact of the transaction on the historical financial statements. In addition, such pro forma financial statements should not be used as a basis for forecasting the future operations of the Company.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

                       PROFORMA CONSOLIDATED BALANCE SHEET

                 (in thousands, except share and per share data)

                            As of September 30, 1998

                                    Unaudited

                                     ASSETS

                                                                                Proforma
                                                               Historical       Adjustments     Proforma
Current assets:

      Cash and cash equivalents                                $ 1,937          $    642        $ 2,579

      Contract receivables                                      22,913                           22,913

      Note Receivable                                            1,000                            1,000

      Inventories                                                2,825                            2,825

      Prepaid expenses and other current assets                  1,223                            1,223

      Deferred income taxes                                         41                               41
                                                              --------          --------        -------

            Total current assets                                29,939               642         30,581

Property and equipment, net                                      2,297                            2,297

Software development costs, net                                  4,844                            4,844

Goodwill and other intangible assets, net                        3,194                            3,194

Deferred income taxes                                            3,893                            3,893

Other assets                                                     1,347                            1,347
                                                               --------         --------       --------

            Total assets                                       $ 45,514         $    642       $ 46,156
                                                               ========         ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Lines of credit                                          $ 5,668          $   -          $  5,668

      Accounts payable                                           7,347                            7,347

      Accrued expenses                                           3,959               642          4,601

      Obligations under capital lease                              223                              223

      Billings in excess of revenue earned                       8,873                            8,873

      Accrued contract reserves                                    211                              211

      Accrued warranty reserves                                    569                              569

      Other current liabilities                                    198                              198

      Income taxes payable                                         196                              196
                                                               -------          --------        -------
            Total current liabilities                           27,244               642         27,886

Notes payable to related parties                                   173                              173

Obligations under capital lease                                     50                               50

Accrued contract and warranty reserves                             421                              421

Other liabilities                                                1,634                            1,634
                                                               -------          --------        -------

            Total liabilities                                   29,522               642         30,164

Stockholders' equity:

      Common stock $.01 par value, 8,000,000 shares authorized,

          5,065,688 shares issued and outstanding                   50                               50

      Additional paid-in capital                                21,679                           21,679

      Retained earnings (deficit) - at formation                (5,112)                          (5,112)

      Retained earnings (deficit) - since formation                (97)                             (97)

      Cumulative translation adjustment                           (528)                            (528)
                                                              --------          --------       --------

            Total stockholders' equity                          15,992              -            15,992
                                                              --------          --------       --------

            Total liabilities & stockholders' equity          $ 45,514          $    642       $ 46,156
                                                              ========          ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                GSE SYSTEMS, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  For the nine months ended September 30, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                Less      Pro forma
                                              Historical        O&G     adjustments    Pro Forma

  Contract revenue                             $ 53,418      $ 1,137     $            $ 52,281
  Cost of revenue                                37,012        1,061                    35,951
                                                 ------       ------       ------       ------

          Gross profit                           16,406           76                    16,330
                                                 ------       ------       ------       ------

  Operating expenses:
     Selling, general and administrative         14,891        1,177                    13,714
     Depreciation and amortization                1,340           47                     1,293
                                                 ------       ------       ------       ------

     Total operating expenses                    16,231        1,224                    15,007
                                                 ------       ------       ------       ------

            Operating (loss) income                 175       (1,148)                    1,323

  Gain (loss) on disposal of assets                 550       (5,025)                    5,575

  Interest expense, net                            (295)                                  (295)

  Other income expense                              370                                    370
                                                 ------       ------       ------       ------

          Income (loss) before income taxes         800       (6,173)                    6,973

  Benefit from (provision for) income taxes        (659)       2,284                    (2,943)
                                                 ------       ------       ------       ------

           Net income (loss)                    $   141      $ 3,889      $            $ 4,030
                                                 ======       ======       ======       ======

  Basic earnings per common share               $  0.03      $ (0.77)     $  0.00      $  0.80

                                                 ======       ======       ======       ======

  Diluted earnings per share                    $  0.03      $ (0.77)     $  0.00      $  0.77

                                                 ======       ======       ======       ======

                                GSE SYSTEMS, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1997
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                Less     Pro forma
                                              Historical        O&G     adjustments    Pro Forma

  Contract revenue                             $ 79,711      $ 2,323      $           $ 77,388
  Cost of revenue                                58,326        2,288                    56,038
                                                 ------       ------       ------       ------

          Gross profit                           21,385           35                    21,350
                                                 ------       ------       ------       ------

  Operating expenses:
     Selling, general and administrative         27,320        2,353                    24,967
     Depreciation and amortization                2,368          201                     2,167
     Employee severance and termination costs     1,124                                  1,124
                                                 ------       ------       ------       ------

     Total operating expenses                    30,812        2,554                    28,258
                                                 ------       ------       ------       ------

            Operating income (loss)              (9,427)      (2,519)                   (6,908)

  Interest expense, net                            (765)                                  (765)

  Other income expense                           (1,228)                                (1,228)
                                                 ------       ------       ------       ------

          Income (loss) before income taxes     (11,420)      (2,519)                   (8,901)
  Benefit from (provision for) income taxes       2,717          932                     1,785
                                                 ------       ------       ------       ------

           Net (loss) income                   $ (8,703)     $ 1,587      $  0.00     $ (7,116)
                                                 ======       ======       ======       ======

  Basic and diluted (loss) earnings per common $  (1.72)     $  0.31      $  0.00     $  (1.40)
  share
                                                 ======       ======       ======       ======


                               GSE SYSTEMS, INC.
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

        1. Historical. The historical balances represent the results of operations for the nine months ended September 30, 1998 and for the year ended December 31, 1997 as reported in the historical consolidated financial statements of GSE Systems, Inc. (the Company), by reference to the Annual Report on Form 10-K of GSE Systems, Inc. for the year ended December 31, 1997.

        2. Sale of the O&G assets. The Company has sold substantially all the O&G assets. The O&G operations, as set forth in this column, have been excluded from the historical statements of operations of the Company in the unaudited pro forma consolidated statements of operations for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively.

        3. Pro Forma adjustment. The adjustment in the Pro Forma Consolidated Balance Sheet reflects the receipt of cash for the net assets sold. The Oil & Gas assets sold have not been presented separately as all the assets disposed of and the resulting loss on the disposition are reflected in the historical amounts as of September 30, 1998.

        Forward Looking Statements

        This Form 10-Q contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and
        Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbors created by those Acts. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the Company's business in the domestic and international marketplace. All forward-looking statements involve risks and uncertainties, including, without limitation, risks relating to the Company's ability to enhance existing software products and to introduce new products in a timely and cost-effective manner, reduced development of nuclear power plants that may utilize the Company's products, a long pay-back cycle from the investment in software development, uncertainties regarding the ability of the Company to grow its revenues and successfully integrate operations through expansion of its existing business and strategic acquisitions, the ability of the Company to respond adequately to rapid technological changes in the markets for process control and simulation software and systems, significant quarter-to-quarter volatility in revenues and earnings as a result of customer purchasing cycles and other factors, dependence upon key personnel, and general market conditions and competition. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties as set forth herein, the failure of any one of which could materially adversely affect the operations of the Company. The Company's plans and objectives are also based on the assumptions that market conditions and competitive conditions within the Company's business areas will not change materially or adversely and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can, therefore, be no assurance that the forward-looking statements included in this Form
        10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

        Item 6. Exhibits and Reports on Form 8-K

                (a)   Exhibit Index

                      None

                (b)   Reports on Form 8-K

                      The  Company  filed a report  on Form 8-K  (September  24,
                      1998) regarding a letter of intent between the Company and Valmet Automation, Inc. with respect to Valmet's intention to purchase the Company's Oil & Gas business unit. This report on Form 8-K included the text of a press release dated September 21, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1998         GSE SYSTEMS, INC.


                           /S/ Christopher M. Carnavos
                             Christopher M. Carnavos
                             President and Director
                          (Principal Executive Officer)





                             /S/ Stephen J. Fogarty
                               Stephen J. Fogarty
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)