Form 10-K
period 1998-12-31
GSE SYSTEMS INC
filed 1999-03-30
CIK 944480

Conformed

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

               (Mark One)
               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from     to
                                                       ---    ---

                         Commission File Number 0-26494

                               GSE Systems, Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                                52-1868008
        --------                                                ----------
(State of incorporation)                                  (I.R.S. Employer
                                                          Identification Number)

9189 Red Branch Road, Columbia, Maryland                         21045
----------------------------------------                         -----
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (410) 772-3500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                          Common Stock, $.01 par value
                              (Title of each class)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates as of March 15, 1999 was $13,476,996 based on closing price of such stock on that date.

  Number of shares of Common Stock outstanding as of March 15, 1999: 5,065,688.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part  III   incorporates   certain   information   by  reference  from  the
Registrant's definitive proxy statement to be filed for its 1999 annual meeting of shareholders.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998



                                TABLE OF CONTENTS


PART I                                                                    Page
Item 1.    Business....................................................      3
Item 2.    Properties..................................................     13
Item 3.    Legal Proceedings...........................................     13
Item 4.    Submission of  Matters to a Vote of Security Holders........     13

PART II
Item 5.    Market for the Registrant's Common Equity and Related
              Stockholder Matters.......................................    14
Item 6.       Selected Financial Data...................................    15
Item 7.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..............................    16
Item 7A       Quantitative and Qualitative Disclosures About Market Risk    24
Item 8.       Financial Statements and Supplementary Data...............    25
Item 9.       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.................    26

PART III
Item 10.   Directors and Executive Officers of the Company*.............    27
Item 11.   Executive Compensation*......................................    27
Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management*........................................    27
Item 13.   Certain Relationships and Related Transactions*..............    27

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K....................................    28

SIGNATURES..............................................................    29

*    to  be   incorporated  by  reference  from  the  Proxy  Statement  for  the registrant's 1999 Annual Meeting of Stockholders.

         Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-K contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbors created by those Acts. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the Company's business in the domestic and international marketplace. All forward-looking statements involve risks and uncertainties, including, without limitation, risks relating to the Company's ability to enhance existing software products and to introduce new products in a timely and cost-effective manner, reduced development of nuclear power plants that may utilize the Company's products, a long pay-back cycle from the investment in software development, uncertainties regarding the ability of the Company to grow its revenues and successfully integrate operations through expansion of its existing business and strategic acquisitions, the ability of the Company to respond adequately to rapid technological changes in the markets for process control and simulation software and systems, significant quarter-to-quarter volatility in revenues and earnings as a result of customer purchasing cycles and other factors, dependence upon key personnel, and general market conditions and competition. See Risk Factors, below. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties as set forth herein, the failure of any one of which could materially adversely affect the operations of the Company. The Company's plans and objectives are also based on the assumptions that market conditions and competitive conditions within the Company's business areas will not change materially or adversely and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can, therefore, be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

ITEM 1.  BUSINESS.
         --------

     GSE Systems, Inc. ("GSE Systems", or the "Company") designs, develops and delivers business and technology solutions by applying high-technology-related process control, high fidelity simulation, systems and services into applications for worldwide industries including energy and process manufacturing. The Company's solutions and services assist customers in improving quality, safety and throughput; reducing operating expenses; and enhancing overall productivity.

     The Company's products are used in over 500 applications, representing over 200 customers in 30 countries, in the following industries: specialty chemical, food & beverage, petroleum refining, pharmaceutical, fossil and nuclear power generation, and metals.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     Recent Developments.

     In 1998, the Company had significantly improved financial results over 1997. The third and fourth quarters of 1998 generated positive operating results for the core businesses of controls and simulation. These improved financial results are reflective of the Company's strategy, as previously disclosed, to return to its strengths within these core businesses, while controlling and reducing costs. The divestiture of certain operations outside of the core businesses was an integral part of this strategy.

     In May 1998, the Company completed the sale of substantially all of the assets of GSE Erudite Software, Inc. ("Erudite Software") to Keane, Inc. ("Keane"), pursuant to an asset purchase agreement, dated as of April 30, 1998, by and among the Company, Erudite Software and Keane. In November 1998, the Company completed the sale of certain assets related to activities of its Oil & Gas business unit ("O&G"), to Valmet Automation (USA), Inc. ("Valmet"), pursuant to an asset purchase agreement, effective as of October 30, 1998, by and between the Company and Valmet. Both sales are more fully explained in "Liquidity and Capital Resources", and in "Notes to Consolidated Financial Statements."

     Due to the poor financial results in 1997, the senior management of the Company has been substantially changed and current management has set a course to reduce costs and to return the Company's focus to its core businesses of controls and simulation. The Company is implementing this strategy utilizing two business units:

     * Power, which is primarily concentrated in the power generation industry, and
     * Process, which utilizes process controls and simulation in various process industries.

     Having completed the initial phase of its strategy to return to its core businesses, the Company has begun pursuit of strategic growth opportunities consistent with these core businesses. Generally, the Company is seeking complimentary opportunities that management believes can be implemented without diverting the focus of the Company or its management from its internal strengths and plans for organic growth.

     The Company's Common Stock had previously traded on the NASDAQ National Market System under the symbol "GSES". In January 1999, the Company's Common Stock was approved for listing the American Stock Exchange, where it now trades under the symbol "GVP".

     Further changes to senior management of the Company have been completed over the last twelve months and the current management plans to continue to manage costs and maintain the Company's focus on its core businesses of controls and simulation.

     The   management   team  of  the  Company   believes  that   aforementioned
developments will provide for a viable operating entity and will position the Company for success in the future.

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

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     In April 1996, the Company aligned its operating groups into three strategic business units (SBUs) to better serve its then primary vertical markets - Power, Process and Oil & Gas. The realignment allowed the Company to focus on providing all of its technologies to these markets, while addressing the specific needs of each market and delivering industry specific solutions.

     In May 1996, the Company acquired Erudite Software, a regional provider of client/server technology, custom application software development, training services, hardware/software sales, and network design and implementation services. Erudite Software was subsequently combined with a small pre-existing consulting group within the Company to form the Company's Business Systems unit.

     In December 1997, the Company acquired 100% of the outstanding common stock of J.L. Ryan, Inc., ("Ryan"), a provider of engineering modifications and upgrade services to the power plant simulation market. The combination of the Company's pre-existing technology with the technical staff of the acquired Ryan business has positioned the Company to be more competitive for modifications and upgrade services projects within the nuclear simulation market.

     In April 1998, the Company divested the Erudite Software business to Keane Inc. for approximately $9 million in cash. In addition to the cash at closing, Keane has issued a promissory note for an additional $1 million to be paid to GSE Systems on the first anniversary of the closing, subject to offset in the case of any claims for indemnification. See "Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements".

     In November 1998, the Company divested certain assets of the Oil & Gas business unit to Valmet Automation (USA), Inc. ("Valmet") for cash, plus the assumption of certain identified liabilities. The transaction also provides that the Company remain responsible for certain cost overruns, claims and unassumed liabilities. Included in the sale was an assignment to Valmet of all the Company's rights to the S/3 SCADA (TM) product, a license for Valmet to use the Company's SimSuite Pipeline(TM) product, and an assignment of GSE's rights and obligations under certain customer contracts, maintenance and support arrangements. See "Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements".

     Business Strategy.

     GSE Systems possesses the ability to combine real-time control automation, real-time simulation and application engineering for true problem solving techniques and solutions. The Company believes this provides a technological advantage which, when combined with its focused efforts on targeted industry markets and defined Application Solution approach, allows its staff to assess, define, develop, and apply innovative solutions that meet the current and future industry-specific needs of its customers.

     Users in the markets served by the Company want to focus their resources on their own customers and wish to spend less resources on managing areas such as control and simulation systems, which are the core strengths of GSE. Its products and services are designed to help its customers solve problems and create opportunity within these areas.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     Within the targeted industry segments, the Company seeks customers who will make investments based primarily on one of the following four basic goals:

     *    Increase in yield or efficiency
     *    Improvement in quality
     *    Solution to an environmental concern
     *    Solution a safety concern

     All of these directly or indirectly impact the profitability of a particular customer. GSE Systems utilizes its expertise within real-time control automation, real-time simulation and application engineering to provide solutions to its customers in those areas.

     The Company believes that GSE Systems can partner with customers to help provide them with cost-effective solutions for problems associated with simulation and control, which would allow its customers to focus their resources on their own strengths.

     Services and Products.

     GSE Systems has developed its knowledge and expertise in process control and simulation systems which are utilized to improve, control and model processes. This expertise is concentrated heavily in the process industries, which include the chemicals, food & beverage, and pharmaceuticals fields, as well as in the power generation industry, where the Company is a world leader in nuclear power plant simulation.

     As the Microsoft Windows NT(R) operating environment continues to evolve, the Company has continued the migration of its products to this platform in such a way as to assure current customers' legacy applications will function properly while at the same time offering the advantages of the new technology. Although the Company uses open standards for its products, the Company's standard system configurations are based on proprietary technology and know-how, which are necessary to meet the requirements of its customers in the controls and simulation markets.

     The Company's business model is based on software licensing and value-added services, as well as hardware sales. Because this model is based primarily on software and value-added services, the Company believes that it can maintain its business model in an environment of rapidly decreasing hardware costs.

     In the Process Business Unit, the flagship product is a Distributed Control System ("DCS") product, known as the D/3 DCS(TM) that is highly flexible and open. This product is a real-time system, which uses multiple process control modules to monitor, measure, and automatically control variables in both continuous and complex batch processes, as well as form the platform for plant-wide information for use by operators, engineers and management.

     Other products include the following:

     * FlexBatch(R), a flexible batch manufacturing system used to facilitate the rapid creation of various batch production processes;

     *    TotalVision(TM),   which  is  a  graphical   system  that  provides  a
          client/server-based human-machine interface for real-time process and plant information; and

     * SABL(TM), which is a sophisticated batch and sequential manufacturing software language that permits the scheduling and tracking of raw materials and finished products, data collection and emergency shutdown procedures.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     The Company's proprietary technology also includes real-time, dynamic simulation tools and products that are used to develop high fidelity simulations for use in petroleum refineries, chemical processing plants and other industrial plants. The most prominent set of products and tools is know as SimSuite
Pro(TM), which facilitates design verification, process optimization and operator training.

     The Power Business Unit focuses on developing high fidelity, real time, dynamic simulators for nuclear and fossil power plants for use in both operator training and plant optimization. GSE's SimSuite Power (TM) set of auto-code generators provides state of the art simulation of flow processes, logic and control systems and electrical distribution systems within a power plant. This technology is both licensed by the Company to its customers as well as used by the Company to develop simulators for its customers.

     In addition, other products include:

     * SimExec (TM), a Windows NT(R) based simulation executive system which controls all simulation activities and allows for off-line software development environment in parallel with the training environment.

     * RACS, a fully integrated Access Control and Intrusion Detection System ideally suited for nuclear power plant security applications, and other large, multi-access facilities.

     * SIMON (TM), a computer workstation system used for monitoring stability of boiling water reactors plants. SIMON(TM) assists the operator in determining potential instability events, enabling corrective action to be taken to prevent unnecessary plant shutdowns.

     The Company also provides value-added services to help users plan, design, implement, and manage/support simulation and control systems. Services include application engineering, project management, training, site services, maintenance contracts and repair.

     Customers.

     The Company has provided over 500 simulation and process control systems to an installed base of over 200 customers worldwide. In 1998, approximately 47% of the Company's worldwide revenue was generated from end users outside the United States.

     The Company's customers include, among others, Archer Daniels Midland Company, Bethlehem Steel Corporation, BASF Corporation, Cargill Incorporated,
Carolina Power and Light Company, Commonwealth Edison Company, Eskom South Africa, Karnaraft Sakerhet & Utbildning AB, Miller Brewing Company, and Pacific Northwest National Laboratory.

     No individual customer represented more than 10% of the Company's 1998 revenue.

     Strategic Alliances.

     In recent years, a high portion of the Company's international business has come from major contracts in Europe, the republics of the former Soviet Union, and the Pacific Rim. In order to acquire and perform these contracts, the Company entered into strategic alliances or partnerships with various entities including: Automation Systems Co. Inc., a subsidiary of ManTech China Systems Corporation; Siemens AG (Europe); All Russian Research Institute for Nuclear
Power Plant Operation (Russia); Kurchatov Institute (Russia); Samsung Electronics (Korea); Toyo Engineering Corporation (Japan); and Institute for
Information Industry (Taiwan). These alliances have enabled the Company to penetrate work in these regions by combining its technological expertise with the regional or local presence and knowledge of its partners.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     Also, the Company continues to believe that it must have strong solutions partners as well as strong technology partners in order to address the myriad of systems needs of its customers in the various geographical areas in which they do business.

     Sales and Marketing.

     The Company markets its products and services through a network of direct sales staff, agents and representatives, systems integrators and strategic alliance partners. The Company also employs personnel that support corporate advertising, literature development and exhibit/conference participation.

     GSE Systems employs a direct sales force in the continental United States which is regionally based, market focused and trained on its product and service offerings. Market-oriented business and customer development teams define and implement specific campaigns to pursue opportunities in the power, process and manufacturing marketplaces. This effort is supported by an extensive, regionally-based support organization focused on the current customer installed base. The Company's ability to support its multi-facility, international and/or multinational clients, is facilitated by its network of offices throughout the U.S. and overseas. Within the U.S., the Company maintains offices in: Georgia, Louisiana, Maryland, North and South Carolina, Pennsylvania and Texas. Outside the U.S., the Company has offices in Sweden, Belgium, Singapore, Japan, Taiwan and Korea. In addition to its offices located overseas, the Company's ability to conduct international business is enhanced by its multilingual and multicultural work force.

     Strategic alliance partners, systems integrators and agents represent the Company's interests in Russia, Germany, Switzerland, Spain, Czech Republic, Slovakia, United Arab Emirates, India, South Africa, Venezuela, Mexico, Argentina, and the Peoples Republic of China.

     Product Development.

     In 1998, the Company continued investment in the conversion of its D/3 DCS(TM) product to the Microsoft Windows NT(R) platform, and the productization of its SimSuite(TM) software tools. During the years ended December 31, 1998, 1997 and 1996, gross research and product development expenditures for the Company were $4.3 million, $5.1 million and $5.8 million, respectively. Capitalized software development costs totaled $2.3 million, $3.5 million and $3.9 million during the years ended December 31, 1998, 1997 and 1996. See Note 2 of "Notes to Consolidated Financial Statements" for a discussion of the Company's policy regarding capitalization of software development costs.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     Industries Served.

     The following chart illustrates the approximate percentage of the Company's 1998, 1997 and 1996 revenues, respectively, attributable to each of the major industries served by the Company:



                                        1998         1997         1996
                                       ------       ------       ------

          Power                          42 %         31 %         45 %
          Process                        49 %         46 %         32 %
          Other                           9 %         23 %         23 %
                                       ------       ------       ------
               Total                    100 %        100 %        100 %
                                       ======       ======       ======


     Contract Backlog.

     The Company does not reflect an order in backlog until it has received a contract that specifies the terms and milestone delivery dates. As of December 31, 1998, the Company's aggregate contract backlog totaled approximately $52.7 million. At December 31, 1997, contract backlog totaled $39.0 million.

     Employees.

     As of December 31, 1998, the Company had 371 employees, which represents a decrease of approximately 30% compared to December 1997. This decrease is primarily attributable to the termination of employment of 151 and 21 individuals in connection with the divestitures of the assets of Erudite Software and O&G, respectively.

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


RISK FACTORS.
------------

     Fluctuations in Quarterly Operating Results, Market Price.

     The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of new products and enhancements by the Company and its competitors, and fluctuating foreign economic conditions. Since the Company's expense levels are based in part on its expectations as to future revenues, the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall and such revenue shortfalls would likely have a disproportionate adverse effect on net income. The Company believes that these factors may cause the market price for the Common Stock to fluctuate, perhaps significantly. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. The Company's Common Stock has also experienced a relatively low trading volume, making it further susceptible to extreme price fluctuations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     International Sales and Operations.

     Sales of products and the provision of services to end users outside the United States accounted for approximately 47% of the Company's consolidated revenues in 1998. The Company anticipates that international sales and services will continue to account for a significant portion of its revenues in the foreseeable future. As a result, the Company may be subject to certain risks, including risks associated with the application and imposition of protective legislation and regulations relating to import or export (including export of high technology products) or otherwise resulting from trade or foreign policy and risks associated with exchange rate fluctuations. Additional risks include potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties involving the Company's strategic alliances and managing foreign sales agents or representatives and potential difficulties in accounts receivable collection. The Company currently sells products and provides services to customers in emerging market economies such as Russia, Ukraine, Bulgaria, and the Czech Republic, as well as to customers in countries whose economies have suffered in the recent Asian financial crisis. The Company has taken steps designed to reduce the additional risks associated with doing business in these countries, but the Company believes that such risks may still exist and include, among others, general political and economic instability, lack of currency convertibility, as well as uncertainty with respect to the efficacy of applicable legal systems. There can be no assurance that these and other factors will not have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, the Company's ability to expand its business into certain emerging international markets is dependent, in part, on the ability of its customers to obtain financing.

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

    Product Development and Technological Change.

     The Company believes that its success will depend in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer needs. The Company's product development activities are aimed at the development and expansion of its library of software modeling tools, the improvement of its display systems and workstation technologies, and the advancement and upgrading of its simulation and process control technologies. The life cycles for software modeling tools, display system software, process control and simulation technologies are variable and largely determined by competitive pressures. Consequently, the Company will need to continue to make significant investments in research and development to enhance and expand its capabilities in these areas and to maintain its competitive advantage.

     The Company's products are offered in markets affected by technological change and emerging standards which are influenced by customer preferences. The Company has expended significant resources in developing versions of its core products which operate in the increasingly-popular Windows NT(R) environment, however, there can be no assurance of customer acceptance of these Windows NT(R)-based products or that these products will be competitive with products offered by the Company's competitors. Although the Company believes that no significant trends to migrate to other operating platforms currently affect the markets for the Company's products, there can be no assurance that customers will not require compatibility with such other operating platforms in the future.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

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

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     Year 2000 Legal Climate, Generally.

     Significant  uncertainty  exists in the software  industry  concerning  the potential effects of failure of computer programs and embedded systems to adequately function through and after the Year 2000 millenium change. The Company is currently implementing a testing and compliance program to ascertain whether and to what extent the Company may need to update certain of its software products to become Year 2000 ready. The Company does not intend to test or modify all prior versions of its software products, test the behavior of current products when used on non-Year 2000-ready computer systems, test custom applications developed by or for customers, or test certain current software products that the Company plans to replace with either new software products or Year 2000 ready releases by the end of 1999. Certain of the Company's software products are currently Year 2000 ready; however, the Company has not yet completed testing on many of the other software products that it intends to test. There can be no assurance that the Company will complete in a timely manner the testing of such software products or the development of any updates necessary to render such software products Year 2000 ready. There can be no assurance that the Company will not encounter Year 2000 problems arising from recently acquired technologies or any other technologies that the Company may acquire in the future. Moreover, the ability of the Company's software products to comply with Year 2000 requirements depends in part upon the availability of Year 2000 ready versions of operating systems and software applications used by or with the Company's products. There can be no assurance that Year 2000 problems will not cause the Company to incur material expenses in responding to such problems, result in third-party claims against the Company or otherwise have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has reviewed certain internal information systems to assess Year 2000 compliance. The Company expects that its internal system development plans will address the Year 2000 issue and will correct mission-critical systems. The Company believes that the cost of any modifications will not be material. However, the Company's ability to implement its information systems plan and to make the necessary modifications or replacements may be adversely affected by a number of factors outside the control of the Company, including the availability and cost of trained personnel and the ability of such personnel to acquire Year 2000 ready systems and otherwise to locate and correct all relevant computer codes.

     The Company is also conducting an assessment of certain other systems that may affect its operations in order to more fully identify and plan for any Year 2000 risks. If there are unidentified dependencies on such systems to operate the business, or if any required modifications are not completed on a timely basis or are more costly to implement than currently anticipated, the Company's business, financial condition or results of operations could be materially adversely affected.

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

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     Influence of Affiliate Stockholders.

     As of the date of this report, certain directors, executive officers and other parties which are affiliates of the Company beneficially own approximately 45% of the Common Stock of the Company. If these stockholders vote together as a group, they will be able to exert significant influence on the business and affairs of the Company, including the election of individuals to the Company's Board of Directors, and the outcome of actions which require stockholder approval.

ITEM 2.  PROPERTIES.
         ----------

     In early 1998, the Company entered agreements whereby the lease for its then-existing Columbia facility was terminated and the operations that occupied such facility were relocated into two separate facilities during the second quarter of 1998; one of these facilities is in Columbia, Maryland (approximately 53,000 square feet) and is occupied by the operations of Power Systems, as well the Company's corporate headquarters offices and support functions; the other facility is in Baltimore, Maryland (approximately 33,000 square feet) and is occupied by the operations of Process Solutions. During the first quarter of 1999, the Company has leased an additional 6,000 square feet in the Baltimore facility. Each of the leases for these smaller facilities has a term of ten (10) years.

     In addition, the Company also leases office space domestically in Georgia, Louisiana, Texas, Pennsylvania, North and South Carolina, as well as in Belgium, Japan, Korea, Singapore, Sweden and Taiwan. The Company leases these facilities for terms ending between 1999 and 2002.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

     The Company is from time to time involved in legal proceedings incidental to the conduct of its business. The Company currently is not a party to legal proceedings which, in the opinion of management, are likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1998.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998
                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

     The following table sets forth for the periods indicated the high and low sale prices for the Common Stock reported by the Nasdaq National Market System.


                         1997                     High                Low
     First Quarter............................... $ 11                $ 5 3/4
     Second Quarter.............................. $ 7 1/4             $ 4 3/8
     Third Quarter............................... $ 6 3/4             $ 3 3/4
     Fourth Quarter.............................. $ 6 3/4             $ 3

                         1998                     High                Low
     First Quarter............................... $ 3 1/2             $ 2
     Second Quarter.............................. $ 5                 $ 2 1/4
     Third Quarter............................... $ 3 11/16           $ 1
     Fourth Quarter.............................. $ 3 1/2             $ 2 1/4


     The Company's Common Stock had previously traded on the NASDAQ National Market System under the symbol "GSES". In January 1999, the Company's Common Stock was approved for listing the American Stock Exchange, where it now trades under the symbol "GVP".

     There were approximately 41 holders of record of the Common Stock as of March 15, 1999. Based upon information available to it, the Company believes there are approximately 700 beneficial holders of the Common Stock. The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain future earnings to finance the growth and development of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

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

     In 1998, the Company granted stock options to two directors to acquire 50,000 shares of Common Stock in the aggregate at an exercise price of $2.25 (each such director has agreed that he would not exercise his option with respect to more that 12,500 shares until such time as stockholder approval is obtained).

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

     The following tables present selected combined financial data of Power Systems, GPI, Power Systems AB and Erudite Software with respect to the period January 1, 1994 through April 13, 1994 (unaudited) and of the Company for periods after April 13, 1994. Historical results of the Company from April 13, 1994 through December 31, 1994 include the operations of Power Systems, GPI, Power Systems AB and Erudite Software. Power Systems, GPI, Power Systems AB and Erudite Software are collectively referred to as the "Predecessors" with respect to the period between January 1, 1994 and April 13, 1994. The balance sheet data of the Company as of December 31, 1994 includes the Predecessors and Process Solutions which was acquired on December 30, 1994, except for certain international operations of the TI process systems business which were acquired by the Company in the second quarter of 1995. Historical results of operations and balance sheet data for 1998, 1997, and 1996 include the Predecessors and Process Solutions. The financial information has been derived from the historical financial statements of the Predecessors and the Company. Erudite Software was acquired on May 22, 1996 through a merger. The merger was accounted for by using the pooling of interests method. Accordingly the Company's and
Predecessors' financial statements have been restated to include, on a historical cost basis, the accounts and operations of Erudite Software for all periods presented. The Company disposed of substantially all of the assets of Erudite Software as of April 30, 1998. In November 1998, the Company completed the sale of certain assets related to activities of its Oil & Gas business unit ("O&G"), effective as of October 30, 1998. The balance sheet data of the Company as of December 31, 1997 includes the operations of Ryan which was acquired by Power Systems as of December 1, 1997. The statement of operations data for the year ended December 31, 1997 includes the activity of Ryan from the date of its acquisition.

For information and disclosures  regarding the Company's business segments,  see
Note 17 to the Consolidated Financial Statements.


                               Predecessors        Company
                                  Jan. 1           Apr. 14
                                  through          through
                                 April 13,       December 31,                            Year Ended December 31,
                                   1994             1994               1995              1996               1997               1998

                                                        (in thousands, except per share data)
                              -----------------------------------------------------------------------------------------------------
Statement of Operations Data:
Revenues                      $    14,659       $    37,085       $    96,060       $    96,033       $    79,711       $    73,718
Cost of revenue                    10,380            27,932            65,592            63,679            58,326            49,814
                              -----------       -----------       -----------       -----------       -----------       -----------
     Gross profit                   4,279             9,153            30,468            32,354            21,385            24,004
Operating expenses:
     Selling, general and
           administrative           2,628             6,313            21,815            24,192            27,320            20,345
Depreciation and
           amorization                420             1,125             2,341             2,111             2,368             1,768
     Business combination costs       -                 -                 -               1,206               -                 -
     Employee severance and
         terminations costs           -                 -                 -                 -               1,124               -
                              -----------       -----------      ------------       -----------       -----------      ------------
Total operating expenses            3,048             7,438            24,156            27,509            30,812            22,113
                              -----------       -----------      ------------       -----------       -----------      ------------
     Operating income (loss)        1,231             1,715             6,312             4,845            (9,427)            1,891
Gain on sale of assets                                                                                                          550
Interest expense                      (41)             (402)             (983)             (387)             (765)             (350)
Other (expense) income, net            43               192               364               394            (1,228)              326
                              -----------       -----------      ------------       -----------       -----------      ------------
Income (loss) before income
     taxes                          1,233             1,505             5,693             4,852           (11,420)            2,417
Provision (benefit) for
     income taxes                     678               552             2,017               709            (2,717)            1,020
                              -----------       -----------      ------------       -----------       -----------      ------------
Net income (loss)             $       555       $       953      $      3,676       $     4,143       $    (8,703)     $      1,397
                              ===========       ===========      ============       ===========       ===========      ============
Earnings (loss) per
     common share
             - Basic                            $      0.26      $       0.91       $      0.82       $     (1.72)     $       0.28
                                                ===========      ============       ===========       ===========      ============
             - Diluted                          $      0.26      $       0.91       $      0.82       $     (1.72)     $       0.27
                                                ===========      ============       ===========       ===========      ============
Weighted average common
     shares outstanding
             - Basic                                  3,341             4,049             5,066             5,066             5,066
                                                ===========      ============       ===========       ===========      ============
             - Diluted                                3,341             4,059             5,073             5,066             5,107
                                                ===========      ============       ===========       ===========      ============

                                  As of                                       As of December 31,
                                 Apr. 13,       -----------------------------------------------------------------------------------
                                   1994             1994             1995              1996              1997               1998

Working capital               $      (434)      $     1,269      $     16,077       $    13,867       $     1,646      $      4,058
Total assets                       35,655            42,312            54,688            51,006            48,362            48,743
Long-term liabilities              15,570            15,783             6,055             2,580             2,369             3,350
Series A Preferred Stock             -                2,400              -                 -                 -                 -
Stockholders' equity (deficit)     (2,563)           (4,229)           20,532            24,693            15,924            17,089


                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        -------------
      Results of Operations.

     The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues.

                                                                       Year ended December 31,
                                               ---------------------------------------------------------------------

                                                 1998          %         1997          %          1996         %
                                                 ----         ---        ----         ---         ----        ---
Contract revenue                             $ 73,818       100.0%   $ 79,711       100.0%   $  96,033      100.0%
Cost of revenue                                49,814        67.5%     58,326        73.2%      63,679       66.3%
                                            ---------       ------   --------      -------   ---------      ------
Gross profit                                   24,004        32.5%     21,385        26.8%      32,354       33.7%
Operating Expenses:
   Selling, general and administrative         20,345        27.6%     27,320        34.3%      24,192       25.2%
   Depreciation and amortization                1,768         2.4%      2,368         3.0%       2,111        2.2%
   Business combination costs                    -            -           -           -          1,206        1.3%
   Employee severance and termination costs      -            -         1,124         1.4%        -           -
                                            ---------      -------   --------      -------   ---------      ------
Total operating expenses                       22,113        30.0%     30,812        38.7%      27,509       28.6%
                                            ---------      -------   --------      -------   ---------      ------
Operating income (loss)                         1,891         2.6%     (9,427)      -11.8%       4,845        5.0%

Gain on  sale of assets                           550         0.7%       -            -           -           -
Interest expense                                 (350)       -0.5%       (765)       -1.0%        (387)      -0.4%
Other income (expense)                            326         0.4%     (1,228)       -1.5%         394        0.4%
                                            ---------      -------   --------      -------   ---------      ------
Income (loss) before income taxes               2,417         3.3%    (11,420)      -14.3%       4,852        5.0%

Provision for (benefit from) taxes              1,020         1.4%     (2,717)       -3.4%         709        0.7%
                                            ----------     -------   ---------     -------   ----------     ------
Net income (loss)                             $ 1,397         1.9%   $ (8,703)      -10.9%   $   4,143        4.3%
                                             =========     =======   =========     =======   ==========     ======

Comparison of 1998 to 1997.

     Contract Revenue. Total contract revenue was $73.8 million and $79.7 million for the years ended December 31, 1998 and 1997, respectively. This $5.9 million (7.4%) decrease in revenue was primarily attributable to the disposition of substantially all of the assets of its wholly owned subsidiary, Erudite Software, and the disposition of certain assets related to activities of O&G, as previously disclosed. Revenue of $5.3 million and $18.0 million from Erudite Software are included in 1998 and 1997, respectively and revenue of $1.1 million and $2.3 million from O&G are included in 1998 and 1997, respectively.

     Revenue from its two core businesses, operated through the Process and Power business units, increased in 1998. The Process business unit increased revenue by $1.7 million to $36.5 million in 1998 from $34.8 million in 1997, or 4.9%, due to increases in customer orders. The Power business unit increased revenue by $6.4 million to $30.9 million in 1998 from $24.5 million in 1997, or 26.1% primarily due to revenues generated by its domestic service contracts resulting from the acquisition of Ryan, as previously disclosed, and increases in customer orders.

     The majority of the Company's revenues are from fixed price contracts. Any unexpected costs or unanticipated delays in connection with the performance of fixed priced contracts could adversely affect the Company's financial results.

     International sales were approximately $35 million or 47% of total revenues in 1998 and $29.1 million or 36.5% of total revenues in 1997, an increase which reflects increases in the core businesses. The Company expects that international sales will continue to represent a significant portion of its total revenues. The Company currently sells products and services to customers in emerging market economies such as Russia, Ukraine, Bulgaria, and the Czech Republic, as well as customers in countries whose economies have suffered in the recent Asian financial crisis. The Company's international operations are subject to various risks, including exposure to currency fluctuation, regulatory requirements, political and economic instability and trade restrictions. The Company has taken steps to reduce these risks, particularly risks associated with doing business in emerging markets, but there can be no assurance that the above mentioned risk factors will not have a material adverse affect on the Company's business, financial condition or results of operations.

     Gross Profit. Gross profit increased to $24.0 million in 1998 from $21.4 million in 1997, or 12.2%, primarily due to increased customer orders and improved margins in the core businesses, and the disposition of unprofitable businesses. Gross profit percentage was 32.5% in 1998 compared to 26.8% in 1997, reflecting improved margins in the core businesses and the disposition of unprofitable businesses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $20.3 million, or 27.6% of revenues, during the year ended December 31, 1998 from $27.3 million, or 34.3% of revenue, during the corresponding period in 1997. The decrease in these expenses in 1998 is attributable to the disposition of unprofitable businesses, reduced facilities costs in 1998 due to the relocation of the primary offices of the Company, and the continuing cost containment efforts previously disclosed, as well as increased costs in 1997 for professional services related to a lawsuit, a reserve of $600,000 recorded to reduce certain Korean receivables to their estimated realizable value as a result of the Asian financial crisis, and costs of $852,000 associated primarily with the future lease commitments on the unused portion of the former Columbia, Maryland leased facility for which the Company will derive no future benefit.

     Gross research and product development expenditures were $4.3 million and $5.1 million for the years ended December 31, 1998 and 1997, respectively. Capitalized software development costs totaled $2.3 million and $3.5 million, during the years ended December 31, 1998 and 1997, respectively. Net research and development costs included in selling, general and administrative expenses were $2.1 million and $1.6 million during the years ended December 31, 1998 and 1997, respectively. The Company continued investing in the conversion of its D/3 DCS(TM) product to the Microsoft Windows NT(R) platform and the productization of its SimSuite(TM) software tools.

     Employee Severance and Termination Costs. The Company recorded a net charge for severance and other employee obligations of $1.1 million in 1997 in connection with cost reduction efforts initiated to offset the impact of a decrease in contract revenues. Of this charge, $976,000 was expended as of December 31, 1997 and the remaining balance was expended in 1998.

     Depreciation  and  Amortization.  Depreciation  expense  amounted  to  $1.2 million and $2.1 million during the years ended December 31, 1998 and 1997, respectively. This decrease was primarily attributable to the disposition of assets included in the Erudite Software and O&G sales.

     Amortization of goodwill and intangibles was $365,000 and $219,000 during the years ended December 31, 1998 and 1997, respectively. This increase primarily resulted from the amortization of certain intangible assets acquired as a result of the acquisition of Ryan in December of 1997.

     Operating Income (Loss). Operating income amounted to $1.9 million, or 2.6% of revenues, and operating (loss) amounted to ($9.4) million, or (11.8%) of revenues, during the years ended December 31, 1998 and 1997, respectively. This significant increase in operating income reflects the disposition of unprofitable businesses, increases in customer orders, improved margins and reduced selling, general and administrative expenses in 1998 as compared to 1997.

     Gain on sale of assets. Gain on sale of assets reflects the net pre-tax gain realized on the disposition of the Erudite Software and the O&G assets, as previously disclosed. In the third quarter of 1998, the Company recognized a ($5.0) million pre-tax loss on the disposition of the O&G assets. During the second quarter, the Company recorded a gain of $5.6 million on the sale of the Erudite Software assets. These sales and related gains and losses are described more fully under Note 3, Disposal of Assets - "Notes to Consolidated Financial Statements", "Liquidity and Capital Resources", below and by the provisions of the asset purchase agreements for such transactions, have been previously disclosed and are incorporated herein by reference.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     Interest Expense. Interest expense decreased to $350,000 in 1998 from $765,000 in 1997. This decrease is attributable primarily to a significant decrease in the Company's borrowings under its lines of credit made during the period to fund working capital requirements.

     Other Income (Expense). Other income amounted to $326,000 in 1998, and other expenses amounted to $1.2 million in 1997, resulting almost exclusively from recognized foreign exchange gains in 1998 and recognized foreign exchange losses in 1997 from the Company's Asian operations.

     Provision for (Benefit from) Income Taxes. The Company's effective tax rate amounted to 42.2% in 1998. The difference between the statutory U.S. tax rate and the Company's effective tax rate for 1998 is primarily the result of the effects of foreign operations at different tax rates, state income taxes, and other non-deductible expenses reflected in the calculation of the 1998 tax provision. Due to the loss experienced in 1997, the Company recognized a tax benefit of $2.7 million.

     Comparison of 1997 to 1996.

     Contract Revenue. Total contract revenue was $79.7 million and $96.0 million for the years ended December 31, 1997 and 1996, respectively. This $16.3 million (17%) decrease in revenue was primarily attributable to a significant decrease in power plant simulation revenue, resulting from the conclusion of several full-scope nuclear power plant simulation projects in the first half of 1997, and a decrease in third party hardware sales by the Company's Business Systems unit, which decreases were only partially offset by a 12% increase in the domestic revenue of the Company's Process business. The Company as a whole continued its transition towards smaller and shorter-term projects that often include licenses of the Company's proprietary tools.

     Revenues from fixed price contracts constitute approximately 90% of the Company's revenues for the past three years.

     International sales were approximately $29.1 million or 36.5% of total revenues in 1997 and $48.2 million or 50.2% of total revenues in 1996, a decrease which reflected the significant reduction in power plant simulation revenue in 1997. This decrease notwithstanding, the Company expects that international sales will continue to represent a significant portion of its total revenues. The Company currently sells products and services to customers in emerging market economies such as Russia, Ukraine, Bulgaria, and the Czech Republic, as well as customers in countries whose economies have suffered in the recent Asian financial crisis. The Company's international operations are subject to various risks, including exposure to currency fluctuation, regulatory requirements, political and economic instability and trade restrictions. The Company has taken steps to reduce these risks, particularly risks associated with doing business in emerging markets, but there can be no assurance that the above mentioned risk factors will not have a material adverse affect on the Company's business, financial condition or results of operations.

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

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $27.3 million, or 34.3% of revenues, during the year ended December 31, 1997 from $24.2 million, or 25.2% of revenues, during the corresponding period in 1996. The increase in these expenses in 1997 consisted of increased sales and marketing costs, primarily within the Business Systems unit, increased recruiting and relocation costs, and increased costs for professional services related to a lawsuit referred to in Part I, Item 3. Legal Proceedings, in the 1997 10-K. Additionally, the increase reflected a reserve of $600,000 recorded to reduce certain Korean receivables to their estimated realizable value as a result of the Asian financial crisis. In the fourth quarter of 1997, the Company also recorded costs of $852,000 associated primarily with the future lease commitments on the unused portion of the former Columbia, Maryland leased facility for which the Company would derive no future benefit.

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

     Employee Severance and Termination Costs. The Company recorded a net charge for severance and other employee obligations of $1.1 million in connection with cost reduction efforts initiated to offset the impact of a decrease in contract revenues. Of this charge, $976,000 had been expended as of December 31,1997.

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

     Business Combination Costs. In 1996, business combination costs related to the acquisition of Erudite Software, which consisted primarily of consulting fees, legal and accounting expenses, and compensation expense for the shares issued to employees by the owners of Erudite Software pursuant to stock transfer agreements, amounted to approximately $1.2 million and were charged to operating expenses.

     Operating (Loss) Income. Operating loss amounted to ($9.4) million, or (11.8%) of revenues, and operating income amounted to $4.9 million, or 5% of revenues, during the years ended December 31, 1997 and 1996, respectively. This significant decrease in operating income reflected the reduction in margin from power plant simulation projects, increased sales and marketing costs and employee severance and termination costs as well as several other fourth quarter adjustments. See Note 18 of "Notes to Consolidated Financial Statements".

     Interest Expense. Interest expense increased to $765,000 in 1997 from $387,000 in 1996. This increase was attributable primarily to a significant increase in the Company's borrowings under its lines of credit made during the period to fund working capital requirements.

     Other Income (Expense). Other expenses amounted to $1.2 million in 1997, resulting almost exclusively from recognized foreign exchange losses of the Company's Asian operations. During 1996, $394,000 in interest income was earned from short-term investments of excess cash during the year as well as proceeds from the sale of an equity interest in a joint venture.

     (Benefit from) Provision for Income Taxes. Due to the loss experienced in 1997, the Company recognized a tax benefit of $2.7 million as compared to the tax provision of $709,000 recognized in 1996. The effective tax rate was different in 1997 as a result of reductions in the valuation allowance recognized as income by the Company in 1996.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     Liquidity and Capital Resources.

     The Company has funded its activities primarily from borrowings under lines of credit. In 1998, the Company's operating activities used cash totaling approximately $30,000, primarily related to the 1998 net income of $1.4 million, together with increases in current assets and decreases to current liabilities, partially offset by non-cash items such as depreciation, amortization, the gain on the sale of assets and deferred income taxes. Management believes that it is more likely than not that the net deferred tax asset at December 31, 1998 is recoverable. For the year ended December 31, 1997, the Company's operating activities used cash of approximately $3.8 million. At December 31, 1998, the Company had cash and cash equivalents of $2.2 million compared to $334,000 as of December 31, 1997.

     The Company generated approximately $4.6 million in cash from investing activities, made up primarily of $9.0 million from the sale of assets, which was partially offset by $2.3 million of capitalized software development costs and $2.1 million of capital expenditures.

     The Company's financing activities used cash of approximately $2.6 million, consisting primarily of $2.3 million in repayments under the Company's lines of credit.

     The Company maintains, through its subsidiaries, two lines of credit that have been extended through June 30, 1999, based on modification agreements dated January 1, 1999. These lines of credit, which are cross-collateralized, provide for borrowing up to a total of $8.0 million to support foreign letters of credit, margin requirements or foreign exchange contracts and working capital needs. The first line, for $7.0 million, used by Power Systems, is 90% guaranteed by the Export-Import Bank of the United States ("EXIM"), is collateralized by substantially all of Power Systems' assets, and provides for borrowings up to 90% of eligible receivables and 50% of unbilled receivables. The continuation of this line is conditional based upon the Company's obtaining an extension on the EXIM guarantee through at least June 30, 1999. The Company has received preliminary approval from EXIM to extend the EXIM guarantee, which expires April 30, 1999, through March 31, 2000. Under the terms of the preliminary approval, the Power Systems' line would be reduced to $6 million in connection with such an extension of the guarantee. The second line, for $1.0 million, used by Process Solutions, is collateralized by substantially all of Process Solutions' assets, and provides for borrowing up to 85% of eligible receivables. Both lines are guaranteed by the Company and collateralized by substantially all of the Company's assets.

     The lines require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. In connection with the extension obtained as of January 1, 1999, certain of these covenants were modified, retroactive to December 31, 1998. The Company was in compliance with all modified covenants at December 31, 1998 and expects to maintain compliance with the covenants through maturity.

     The Company has received a commitment letter from a financial institution to provide a new credit facility with a maturity date of March 31, 2000, which the Company expects to finalize by April 30, 1999. The terms and conditions of the new facility, which would provide for a $6 million Power Systems' line and a $3 million Process Solutions' line, are substantially the same as the current facility, including the requirement for the EXIM guarantee and the guarantees described below.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     In connection with the aforementioned existing lines of credit and the new facility, the Company has arranged for certain guaranties to be provided to the bank on its behalf by GP Strategies and ManTech. As previously disclosed, in consideration for the above-mentioned guaranties, the Company has granted each of ManTech and GP Strategies warrants to purchase shares of the Company's common stock; each of such warrants provide the right to purchase at least 150,000 shares of the Company's common stock at $2.375 per share. The Company has recognized $300,000 as the estimated fair value of such warrants in the consolidated financial statements. During 1998, the Company recognized $180,000 of expense related to these warrants. The Company will expense the remainder of the fair value over the term of the guaranties.

     Although the Company intends to replace its expiring credit facilities, as described above, there can be no assurance that such financing will be completed. In the event that the Company is unsuccessful in extending or obtaining new lines of credit, GP Strategies and ManTech each have agreed to provide working capital support of up to $1.8 million ($3.6 million in the aggregate) to the Company.

     Management believes that the above actions will result in sufficient liquidity and working capital resources necessary in 1999 for planned business operations, debt service requirements, planned investments and capital expenditures.

     In November 1998, the Company completed the sale of certain assets related to activities of its Oil & Gas business unit ("O&G"), to Valmet Automation
(USA), Inc. ("Valmet"), pursuant to an asset purchase agreement, effective as of October 30, 1998, by and between the Company, and Valmet. The Company has recognized a loss before income taxes on this transaction, in the quarter ended September 30, 1998, of $5.0 million. In connection with the sale of these assets, the Company has written off approximately $2.9 million in capitalized software development costs, since all operations that would support the recoverability of these costs have been sold. The write-off of these costs is reflected in the calculation of the loss on the sale. The Company received approximately $742,000 in cash, subject to certain adjustments, and Valmet assumed certain identified liabilities. Valmet purchased assets with a book value of approximately $3.0 million.

     The agreement with Valmet further stipulates that, subject to the occurrence of certain events, the Company is entitled to royalties over a five-year period relative to certain software of the Company, which was licensed to Valmet. Such royalties would not exceed $1 million in the aggregate and would be recorded as earned. The Company is liable for any cost overruns on certain development and project contracts, beyond estimates stipulated in the asset purchase agreement, such liabilities not to exceed $800,000. In addition to the $800,000 overrun liability, the Company remains responsible for certain liabilities not assumed by Valmet, including certain liabilities unknown as of the date of closing. The Company has accrued $400,000 and included such amount in the loss recognized on this transaction, based on a present estimate of exposure relative to these liabilities. The foregoing description of the Valmet asset purchase agreement is qualified in its entirety by the full text of such agreement, which was included as an exhibit to the Company's report on Form 8-K dated November 30, 1998, and is incorporated herein by reference. See Note 3, Acquisitions and Dispositions - "Notes to Consolidated Financial Statements" for a further discussion of the sale.

     In May 1998, the Company completed the sale of substantially all of the assets of Erudite Software to Keane, Inc. ("Keane"), pursuant to an asset purchase agreement, dated as of April 30, 1998, by and among the Company, Erudite Software and Keane. The purchase price for the Erudite Software assets was $9.9 million ($8.9 million in cash and $1.0 million in the form of an unsecured promissory note due on April 30, 1999, subject to certain adjustments) plus the assumption by Keane of certain operating liabilities totaling approximately $2.2 million. Net cash proceeds to be received in 1998 in connection with the sale of Erudite Software, including transaction costs, is estimated at $4.1 million, after reducing outstanding debt as described below. The foregoing description of the Keane asset purchase agreement is qualified in its entirety by the full text of the such agreement, which was included as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1998 and is incorporated herein by reference. See Note 3, Acquisitions and Dispositions - "Notes to Consolidated Financial Statements" for a further discussion of the sale.

     The Company's additional commitments as of December 31, 1998 consisted primarily of leases on its headquarters and other facilities. Further, the performance of certain of the Company's customer contracts are secured by performance guaranties, amounting to $258,000, and letters of credit, amounting to $803,000, as of December 31, 1998, furnished by its subsidiaries' respective former parent organizations in accordance with the agreement among ManTech, GP Strategies, GPC, SGLG, Vattenfall and the Company dated April 13, 1994 (the "Formation Agreement") and letters of credit amounting to $803,000, as of December 31, 1998. Letters of credit are issued by the Company in the ordinary course of business through commercial banks as required by certain contracts and proposal requirements.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

Year 2000

     General. The Company is aware of general industry concerns regarding the Year 2000 problem. The Year 2000 problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company has established a compliance program intended to bring its software and systems into Year 2000 compliance in time to minimize any significant detrimental effects on operations. This program covers Company's own products and installed base, significant vendors and customers, and financial and administrative systems. The Company's program recognizes that date-sensitive systems may fail at different points in time depending on their function.
Systems having forward-looking planning and production functions may fail earlier and require corrective actions sooner to allow for reasonable testing. Other applications may fail only during the transition to Year 2000. The Company plans to utilize internal personnel, contractors and vendors to identify Year 2000 noncompliance problems, modify code and test the modifications. In some cases, non-compliant software and hardware will be replaced.

     Current Product Offerings. The Company believes that it has identified substantially all potential Year 2000 problems with the current versions of the software products it develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company's software products have been identified or corrected due to complexity of these products and the fact that these products interact with other third party vendor products and integrate on computer systems which are not under the Company's control. The Company's program includes the testing and, if necessary, the modification of new versions of its products to ensure Year 2000 readiness.

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

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     Financial and Administrative Systems. The Company also relies on various administrative and financial applications (e.g., order processing and collection systems) that require correction to properly handle Year 2000 dates. In the event one of these systems is not adequately corrected, the Company's ability to capture, schedule and fulfill customer demands could be impaired. Likewise, if a collection processing system were to fail, the Company may not be able to properly apply payments to customer balances or correctly determine cash balances. The Company plans to update its primary accounting system in the spring of 1999 and centrally contolled administrative applications are being aessed and tested. Various non-centrally controlled systems are also utilized by the Company's businesses. The impact of a failure of these systems would be limited to the business using the affected system, and then only to the extent that manual or other alternate processes were not able to meet processing requirements. Such an occurrence is not expected to have a significant adverse impact on the Company.

     Significant Customers. The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in the Company's customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company anticipates that its customer base is broad enough to minimize the affects of such interruptions. The Company plans, however, to monitor the status of the Company's customers as a means of determining risks and alternatives.

     Costs. The Company estimates that the aggregate costs to address the Year 2000 issue will not exceed approximately $1.9 million in 1999. The Company believes that most of the customer related costs associated with the Year 2000 issue would have occurred as part of its normal operations. The Company does not track these costs separately, and prior to 1999, the Company did not separately budget for costs related to the Year 2000 issue. Of the amount to be expended in 1999, the Company believes that approximately $225,000, primarily related to upgrades to internal systems, is incremental to normal operating costs. While the Company believes its efforts will provide reasonable assurance that material disruptions to its internal systems and installed products will not occur, the potential for interruption still exists. The Company's policy is to expense as incurred information system maintenance costs and to capitalize the cost of new software and hardware and amortize or depreciate it over the assets' useful lives. There can be no assurance that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

Foreign Exchange.

     A portion of the Company's international sales revenue has been and may be received in a currency other than the currency in which the expenses relating to such revenue are paid. When necessary, the Company manages its foreign currency exposure primarily by entering into foreign currency exchange agreements and purchasing foreign currency options.

     Other Matters.

               To date, management believes inflation has not had a material impact on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         ----------------------------------------------------------

         Not applicable.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
GSE Systems, Inc. and Subsidiaries
  Report of Independent Accountants........................................ F-1
  Consolidated Balance Sheets as of December 31, 1998
          and 1997......................................................... F-2
  Consolidated Statements of Operations for the years ended
          December 31, 1998, 1997 and 1996................................. F-3
  Consolidated Statements of Comprehensive Income (Loss) for the years ended
          December 31, 1998, 1997 and 1996................................. F-4
  Consolidated Statements of Changes in Stockholders' Equity
          for the years ended December 31, 1998, 1997 and 1996 ............ F-5
  Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996................................. F-6
  Notes to Consolidated Financial Statements............................... F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


     To The Board of Directors
     and Stockholders of GSE Systems, Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of GSE Systems, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                                      PricewaterhouseCoopers LLP


     McLean, Virginia
     February 24, 1999

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                (in thousands, except share and per share data)

                                                      ASSETS

                                                                                       December 31,
                                                                             1998                    1997
                                                                       -----------------        ---------------

Current assets:
     Cash and cash equivalents                                         $          2,240         $          334
     Contract receivables                                                        24,426                 24,371
     Note receivable                                                              1,000                   -
     Inventories                                                                  2,892                  2,700
     Prepaid expenses and other current assets                                    1,654                  1,739
     Deferred income taxes                                                          150                  2,570
                                                                       -----------------        ---------------
          Total current assets                                                   32,362                 31,714

Property and equipment, net                                                       2,714                  3,864
Software development costs, net                                                   4,715                  7,526
Goodwill, net                                                                     2,781                  2,974
Deferred income taxes                                                             3,366                  1,730
Other assets                                                                      2,805                    554
                                                                      -----------------        ---------------
          Total assets                                                $          48,743        $        48,362
                                                                      =================        ===============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit                                                 $            6,746       $          9,032
     Accounts payable                                                             8,407                  7,919
     Accrued expenses                                                             4,344                  4,304
     Obligations under capital lease                                                143                    208
     Billings in excess of revenue earned                                         6,359                  6,719
     Accrued contract and warranty reserves                                         846                    912
     Other current liabilities                                                    1,308                    661
     Income taxes payable                                                           151                    313
                                                                     ------------------       ----------------
          Total current liabilities                                              28,304                 30,068

Notes payable to related parties                                                    148                    185
Obligations under capital lease                                                      10                    234
Accrued contract and warranty reserves                                              596                    675
Other liabilities                                                                 2,596                  1,276
                                                                     ------------------       ----------------
          Total liabilities                                                      31,654                 32,438
                                                                     ------------------       ----------------
Stockholders' equity:
     Common stock $.01 par value, 8,000,000 shares authorized,
         5,065,688 shares issued and outstanding                                     50                     50
     Additional paid-in capital                                                  21,678                 21,378
     Retained earnings (deficit) - at formation                                  (5,112)                (5,112)
     Retained earnings (deficit) - since formation                                1,158                   (239)
     Accumulated other comprehensive income (loss)                                 (685)                  (153)
                                                                     ------------------       ----------------
          Total stockholders' equity                                             17,089                 15,924
                                                                     ------------------       ----------------
          Total liabilities & stockholders' equity                   $           48,743       $         48,362
                                                                     ==================       ================

The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                              Years ended December 31,
                                                                          1998            1997             1996


Contract revenue                                                   $      73,818   $      79,711    $      96,033

Cost of revenue                                                           49,814          58,326           63,679
                                                                   --------------  --------------   --------------

Gross profit                                                              24,004          21,385           32,354
                                                                   -------------   --------------   --------------
Operating expenses
     Selling, general and administrative                                  20,345          27,320           24,192
     Depreciation and amortization                                         1,768           2,368            2,111
     Business combination costs                                                -               -            1,206
     Employee severance and termination costs                                  -           1,124                -
                                                                   --------------  --------------   --------------
Total operating expenses                                                  22,113          30,812           27,509
                                                                   --------------  --------------   --------------

Operating income (loss)                                                    1,891          (9,427)           4,845

Gain on sale of assets                                                       550               -                -
Interest expense                                                            (350)           (765)            (387)
Other income (expense)                                                       326          (1,228)             394
                                                                   --------------  --------------   --------------

Income (loss) before income taxes                                          2,417         (11,420)           4,852

Provision for (benefit from) income taxes                                  1,020          (2,717)             709
                                                                   --------------  --------------   --------------

Net income (loss)                                                  $       1,397   $      (8,703)   $       4,143
                                                                   ==============  ==============   ==============

Basic earnings (loss) per common share                                     $0.28          $(1.72)           $0.82
                                                                   ==============  ==============   ==============

Diluted earnings (loss) per common share                                   $0.27          $(1.72)           $0.82
                                                                   ==============  ==============   ==============


The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)


                                                                              Years ended December 31,
                                                                           1998           1997              1996
Net income (loss)                                                  $       1,397    $     (8,703)   $       4,143

Other comprehensive income (loss)
     Foreign currency translation adjustment                                (532)            (66)            (341)
     Pension liability adjustment                                              -               -              102
                                                                   --------------  --------------   --------------

Comprehensive income (loss)                                        $         865   $      (8,769)   $       3,904
                                                                   ==============  ==============   ==============


The accompanying notes are an integral part of these consolidated financial statements.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                     Retained Earnings
                                                                          (Deficit)
                                                                     -----------------
                                        Common        Additional                                    Accumulated
                                         Stock         Paid-in         At          Since               Other
                                  -----------------                                                Comprehensive
                                  Shares     Amount     Capital     Formation     Formation           Income (Loss)           Total
                                  ------     ------     -------     ---------     ---------     --------------------          -----
Balance, January 1, 1996           5,066    $    50   $ 21,121     $ (5,112)    $  4,321         $              152       $  20,532
Compensation expense                -           -          257         -            -                          -                257
Foreign currency
     translation adjustment         -           -         -            -            -                          (341)           (341)
Pension liability adjustment        -           -         -            -            -                           102             102
Net income                          -           -         -            -           4,143                       -              4,143
                                  ------     ------     -------     ---------     ---------     --------------------         ------
Balance, December 31, 1996         5,066         50     21,378       (5,112)       8,464                        (87)         24,693
Foreign currency translation        -           -         -            -            -                           (66)            (66)
Net (loss)                          -           -         -            -          (8,703)                      -             (8,703)
                                  ------     ------     -------     ---------     ---------     --------------------         ------
Balance, December 31, 1997         5,066         50     21,378       (5,112)        (239)                      (153)         15,924
Foreign currency translation
     adjustment                     -           -         -            -           -                           (532)           (532)
Issuance of warrants                -           -         300          -           -                           -                300

Net income                          -           -         -            -           1,397                       -              1,397
                              ----------  ---------   ----------   --------     --------       ---------------------     ----------
Balance, December 31, 1998         5,066    $    50   $   21,678   $ (5,112)    $  1,158       $               (685)      $  17,089
                              ==========  =========   ==========   ========     ========       =====================     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Years ended December 31,
                                                                                   1998              1997           1996
                                                                               -------------    -------------  ------------

Cash flows from operating activities:
Net income (loss)                                                              $   1,397        $   (8,703)     $  4,143
Adjustments to reconcile net income (loss) to net cash
        (used in) operating activities:
     Depreciation and amortization                                                 3,492             3,492         2,747
     Accrued facility costs                                                            -               852        (1,451)
     Provision (credit) for doubtful contract receivables                           (255)              723             -
     Foreign currency transaction (gain) loss                                       (326)            1,275             -
     Fair value of warrants issued to non-employees                                  180                 -             -
     Non-cash stock compensation                                                       -                 -           257
     Deferred income taxes                                                           301            (2,277)           71
     Gain on sale of assets                                                         (550)                -             -
     Changes in assets and liabilities
        Contract receivables                                                      (2,344)            1,464         2,103
        Inventories                                                                 (185)              727        (1,245)
        Prepaid expenses and other current assets                                    178               836           355
        Other assets                                                              (1,558)              (17)         (181)
        Accounts payable and accrued expenses                                     (2,600)           (2,152)        1,399
        Accrued severance                                                              -               148             -
        Billings in excess of revenue earned                                          83               644        (6,933)
        Accrued contract and warranty reserves                                       102              (710)       (1,927)
        Other current liabilities                                                  1,655               200          (780)
        Income taxes payable                                                        (114)             (315)         (520)
        Other liabilities                                                            514                (2)           41
                                                                            -------------   ---------------  ------------
Net cash used in operating activities                                                (30)           (3,815)       (1,921)
                                                                            -------------   ---------------  ------------
     Proceeds from sale of assets                                                  8,955              (578)            -
     Capital expenditures                                                         (2,061)             (918)       (2,834)
     Capitalization of software development costs                                 (2,304)           (3,474)       (3,890)
     Proceeds from sale/leaseback transaction                                          -               521             -
                                                                            -------------   ---------------  ------------
Net cash provided by (used in) investing activities                                4,590            (4,449)       (6,724)
                                                                            -------------   ---------------  ------------
Cash flows from financing activities:
     (Decrease) increase in lines of credit with banks                            (2,287)            6,450         2,369
     (Repayments) borrowings under capital lease obligations                        (265)             (266)          (37)
     Net repayment of amounts due from stockholders                                    -                 -          (204)
     Decrease in notes payable to related parties                                    (12)              (17)            -
                                                                            -------------   ---------------  ------------
Net cash provided by (used in) financing activities                               (2,564)            6,167         2,128
                                                                            -------------   ---------------  ------------
Effect of exchange rate changes on cash                                              (90)              (19)          (49)
                                                                            -------------   ---------------  ------------
Net increase (decrease) in cash and cash equivalents                               1,906            (2,116)       (6,566)
Cash and cash equivalents at beginning of period                                     334             2,450         9,016
                                                                            -------------   ---------------  ------------
Cash and cash equivalents at end of period                                     $   2,240     $         334    $    2,450
                                                                            =============   ===============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.   Business

     GSE Systems, Inc. ("GSE Systems" or the "Company") designs, develops and delivers business and technology solutions by applying high-technology-related process control, high fidelity simulation, systems and services into applications for worldwide industries including energy and process manufacturing. The Company's solutions and services assist customers in improving quality, safety and throughput; reducing operating expenses; and enhancing overall productivity. The Company was formed on April 13, 1994 through the consolidation of operations of GSE Power Systems, Inc. ("Power Systems" and formerly "Simulation, Systems & Services Technologies Company" and its immediate parent MSHI, Inc.), GP International Engineering & Simulation, Inc. ("GPI") and GSE Power Systems AB ("Power Systems AB" and formerly "EuroSim AB"). In December 1994 and in the second quarter of 1995, the Company expanded into the process control and data acquisition business through the acquisition of the net assets of the process control systems division of Texas Instruments Incorporated ("TI"), which now operates as GSE Process Solutions, Inc. ("Process Solutions").

     The Company's operations are subject to certain risks and uncertainties, including, among other things, rapidly changing technology, risks associated with doing business internationally and reliance on key technical and executive personnel.

     As discussed in Note 10, the Company's credit facilities expire on June 30, 1999. The Company has received a commitment letter from a financial institution to obtain a new credit facility with a maturity date of March 31, 2000, which the Company expects to finalize by April 30, 1999. The terms and conditions of the new facility, which would provide for a $6 million line of credit for Power Systems and a $3 million line of credit for Process Solutions, are substantially the same as the new facility, including the requirement for the EXIM guarantee and the additional guarantees described in Note 10.

     Although the Company intends to replace its expiring credit facilities, there can be no assurance that such financing will be completed. In the event that the Company is unsuccessful in extending or obtaining new lines of credit, GP Strategies Corporation ("GP Strategies")and ManTech International Corporation ("ManTech") each have agreed to provide working capital support of up to $1.8 million ($3.6 million in the aggregate) to the Company.

2.   Summary of significant accounting policies

Principles of consolidation

     The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries: Power Systems, GPI, Power Systems AB, and Process Solutions. The results of operations of GSE Erudite Software, Inc. ("Erudite Software") are included through April 30, 1998. All inter-company balances and transactions have been eliminated.

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

Cash and cash equivalents

     Cash and cash equivalents consist of cash on hand and short-term highly liquid investments with maturities of less than three months at the date of purchase.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

Inventories

     Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventory costs include raw materials and purchased parts.

     A summary of inventories is as follows (in thousands):

                                             December 31,
                                        1998             1997
                                      -------          -------
Raw materials                         $ 1,873          $ 1,610
Service parts                           1,019            1,090
                                      -------          -------
Total inventories                     $ 2,892          $ 2,700
                                      =======          =======


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

Research and development

     Development expenditures incurred to meet customer specifications under contracts accounted for under the percentage of completion method are charged to contract costs. Company sponsored research and development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored research and development activities relating to the development of new products and services or the improvement of existing products and services, exclusive of amounts capitalized, were approximately $2,051,000, $1,580,000, and $1,861,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Goodwill

     Goodwill represents the excess of purchase price over the fair value of net tangible and intangible assets acquired. These amounts are amortized on a straight-line basis over periods ranging from seven to fifteen years.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

Asset impairments

     The Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair value. No such impairment losses were incurred in 1998, 1997 or 1996.

Foreign currency translation

     Balance sheet accounts for foreign operations are translated at the exchange rate at the balance sheet date, and income statement accounts are translated at the average exchange rate for the period. The resulting translation adjustments are included in accumulated other comprehensive income
(loss) in stockholders' equity. Transaction gains and losses, resulting from changes in exchange rates, are included in operations in the period in which they are occur. For the year ended December 31, 1998, the foreign currency transaction gain, which is included in other income (expense), was approximately $326,000. In 1997, the Company experienced a foreign currency loss of approximately $1,275,000, which was primarily the result of intercompany transactions were been negatively impacted by the poor financial condition of Asian markets. Foreign currency transaction gains and losses were not material in 1996.

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

Earnings per share

     Basic earnings per share is computed based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts such weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted earnings per share is the same as basic earnings per share for the year ended December 31, 1997 because the effects of such items were anti-dilutive.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

     The number of common shares and common share equivalents used in the determination of basic and diluted earnings (loss) per share was as follows:

                                                                    Year ended December 31,
                                                        ------------------------------------------------
                                                            1998             1997             1996
                                                        --------------   --------------   --------------
Weighted average shares outstanding - Basic                  5,065,688        5,065,688        5,065,688
                                                        ==============   ==============   ==============

Weighted average shares outstanding - Diluted                5,107,428        5,065,688        5,073,700
                                                        ==============   ==============   ==============

     The difference between the amounts in 1998 and 1996 represents dilutive options and/or warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the related periods.

Segment reporting

     In 1998, the Company adopted Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information." FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business
Enterprise," replacing the "industry segment approach" with the "management approach." The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 13 did not affect results of operations or financial position, but did affect the disclosure of segment information.

Comprehensive income

     Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" was adopted effective for the year ended December 31, 1998. FAS 130 requires additional reporting with respect to certain changes in assets and liabilities that previously were reported in stockholder's equity. The 1997 and 1996 financial statements have been reclassified for comparative purposes as required by FAS 130.

New Accounting Standards

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2000. Management does not anticipate early adoption. The Company does not believe that the effect of the adoption of FAS 133 will be material.

Concentration of credit risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy and manufacturing industries. No single customer accounted for a significant (greater than 10%) amount of the Company's revenue during the years ended December 31, 1998, 1997 and 1996 and there were no significant contract receivables from a single customer at December 31, 1998. The Company typically performs a credit evaluation before extending credit and may require letters of credit, bank guarantees or advance payments. Thereafter, the Company continues to monitor its contract receivables exposure after giving effect to letters of credit, bank guarantees, the status of work performed on contracts, and its customers' financial condition.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

Off balance sheet risk and foreign exchange contracts

     When necessary, the Company enters into forward exchange contracts, options and swaps as hedges against certain foreign currency commitments. The Company also enters into letters of credit and performance guarantees in the ordinary course of business as required by certain contracts and proposal requirements. The Company does not hold any derivative financial instruments for trading purposes.

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

3.   Acquisitions and dispositions

Acquisitions

     On December 1, 1997, the Company acquired 100% of the outstanding common stock of J.L. Ryan, Inc. ("Ryan") for an initial purchase price of $1,000,000 and contingent consideration based on the performance of the business from 1998 to 2002; a minimum of $250,000 of such earnings payments for each of 1998 and 1999 has been guaranteed by the Company. The Company paid $600,000 in cash upon the closing of the transaction and entered into a promissory note payable in four annual installments of $100,000 each beginning on January 2, 1999. This acquisition was accounted for under the purchase method. The financial results of Ryan have been included in the results of operations from the date of acquisition. The acquisition resulted in total goodwill of $1,133,976, which is being amortized over seven years. For 1998, the contingent consideration in addition to the minimum guaranteed amount was approximately $172,000, which the Company has recorded as an addition to goodwill.

     On May 22,  1996,  the Company  acquired all of the  outstanding  shares of capital stock of Erudite Software. The acquisition was accomplished through a merger of Erudite Software into a wholly owned subsidiary of the Company in which 840,688 shares of the Company's Common Stock were exchanged for all outstanding shares of capital stock of Erudite Software. The acquisition was accounted for using the pooling-of-interests method of accounting and accordingly, the Company's consolidated financial statements were restated to include the accounts and operations of Erudite Software for all periods prior to the merger.

Dispositions

     On November 10, 1998, the Company completed the sale of certain assets related to activities of its Oil & Gas business unit ("O&G"), to Valmet Automation (USA), Inc. ("Valmet"), pursuant to an Asset Purchase Agreement, effective as of October 30, 1998, by and between the Company, and Valmet. The Company has recognized a loss before income taxes on this transaction, in the quarter ended September 30, 1998, of $5.0 million, including the write-off of approximately $2.9 million in capitalized software development costs, since all operations that would support the recoverability of these capitalized costs have been sold. The Company received approximately $742,000 in cash, subject to certain adjustments, and Valmet assumed certain identified liabilities. Valmet purchased assets with a book value of approximately $3.0 million. The agreement stipulates that, subject to the occurrence of certain events, the Company is entitled to royalties over a five-year period relative to certain software of the Company which was licensed to Valmet. Such royalties would not exceed $1 million in the aggregate and would be recorded as earned. The Company is liable for any cost overruns on certain development and project contracts, beyond estimates stipulated in the Asset Purchase Agreement, such liabilities not to exceed $800,000. In addition to the $800,000 liability for overruns, the Company remains responsible for certain liabilities not assumed by Valmet. The Company has accrued $400,000 and included such amount in the loss recognized on this transaction, based on a present estimate of exposure relative to these liabilities. Included in operations for 1998 are revenues of $1.1 million and operating losses of $721,000 attributable to the Oil & Gas business unit prior to the sale to Valmet.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

    On May 1, 1998, the Company completed the sale of substantially all of the assets of Erudite Software, to Keane, Inc. ("Keane"), pursuant to an Asset Purchase Agreement, dated as of April 30, 1998, by and among the Company, Erudite Software and Keane. The aggregate purchase price for the Erudite assets was approximately $9.9 million (consisting of $8.9 million in cash and $1.0 million in the form of an unsecured promissory note due on April 30, 1999, subject to certain adjustments described in the next paragraph). In connection with the transaction, Keane purchased certain assets with a book value of $4.4 million and assumed certain operating liabilities totaling approximately $2.2 million. The Company recognized a gain before income taxes on this transaction, of $5.6 million. In connection with the sale of these assets, the Company has written off approximately $800,000 in capitalized software development costs, as well as $321,000 of purchased software, since all operations that would support the recoverability of these costs have been sold. The write-off of these costs is reflected in the calculation of the gain on the sale. Included in operations for 1998 are revenues of $5.3 million and operating losses of $64,000 attributable to Erudite Software prior to the sale to Keane.

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

5.   Contract receivables

     Contract receivables represent balances due from a broad base of both domestic and international customers. All contract receivables are considered to be collectible within twelve months. The components of contract receivables are as follows (in thousands):



                                                                  December 31,
                                                               -------------------
                                                                 1998         1997
                                                               ---------    ---------
Billed receivables                                             $  16,469    $  16,994
Recoverable costs and accrued profit -  not billed                 8,839        8,398
Allowance for doubtful accounts                                     (882)      (1,021)
                                                               ---------    ---------

Total contract receivables                                     $  24,426    $  24,371
                                                               =========    =========


     Recoverable costs and accrued profit, not billed represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts.

     Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first become known. The effect of changes in estimates of contract profits was to decrease gross profit by approximately $45,000 during the year ended December 31, 1998, decrease gross profit by approximately $410,000 during the year ended December 31, 1997, and to increase gross profit by approximately $1,900,000 during the year ended December 31, 1996.


6. Property and equipment

   Property and equipment consists of the following (in thousands):

                                                                           December 31,
                                                                      1998            1997
                                                                     ------          -------
Computer equipment                                                   $ 6,399         $ 7,771

Leasehold improvements                                                 1,085           1,889

Furniture and fixtures                                                 2,134           1,652
                                                                     --------        --------
                                                                       9,618          11,312

Accumulated depreciation and amortization                             (6,904)         (7,448)

                                                                     --------        --------
      Property and equipment, net                                    $ 2,714         $ 3,864
                                                                     ========        ========

     Depreciation and amortization expense was $1,218,000, $2,149,000 and $1,943,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

     The Company has $404,000 and $962,000 in assets held under capital lease as of December 31, 1998 and 1997, respectively. Accumulated amortization on these assets was $142,000 and $384,000 as of December 31,1998 and 1997, respectively.

7.  Software development costs

    Software development costs, net, consist of the following (in thousands):

                                                                           December 31,

                                                                       1998           1997
                                                                  ------------    ------------
Capitalized software development costs                             $    7,407       $   9,028

Accumulated amortization                                               (2,692)         (1,502)

                                                                  ------------    ------------
      Software development costs, net                              $    4,715       $   7,526
                                                                  ============    ============


     Software development costs capitalized were $2,304,000, $3,474,000 and $3,890,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Amortization of software development costs capitalized, excluding write-offs in connection with asset dispositions, was $1,900,000, $1,124,000 and $635,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in cost of revenue.

8.Goodwill

     Goodwill consists of the following (in thousands):

                                                                           December 31,

                                                                       1998            1997
                                                                  -------------  -------------
Goodwill, at cost                                                  $     3,731   $      3,559

Accumulated amortization                                                  (950)          (585)

                                                                  -------------  -------------
      Goodwill, net                                                $     2,781   $      2,974
                                                                  =============  =============

     Amortization expense for goodwill was approximately $365,000, $219,000 and $168,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

9. Accrued expenses

Accrued expenses consist of the following (in thousands):



                                                                           December 31,

                                                                      1998           1997
                                                                  -------------  -------------
Accrued vacation, severance and other benefits                     $      872    $     1,771

Accrued compensation and payroll taxes                                  1,204          1,260

Accrued reserves, dispositions                                            926           -

Othere accrued expenses                                                 1,342          1,273
                                                                  -------------  -------------
      Total                                                       $     4,344    $     4,304
                                                                  =============  =============

10.  Notes payable and financing arrangements

Notes  payable  and  financing   arrangements   consist  of  the  following  (in
thousands):

                                                                           December 31,

                                                                        1998       1997
                                                                    -----------  ----------

Lines of credit with bank                                           $    6,746      $ 9,032

Notes payable to related parties                                           174          185

Notes payable, other                                                     1,760          -

Obligations under sales-type lease                                       1,680          -

Capital lease obligations                                                  153          442
                                                                  -------------  -----------

      Total notes payable and financing arrangements                    10,513        9,659


Less amounts payable within one year                                    (8,530)      (9,240)

                                                                  -------------  -----------
      Long-term portion                                             $     1,983     $    419
                                                                  =============  ===========

Lines of Credit

     The Company maintains, through its subsidiaries, two lines of credit that have been extended through June 30, 1999, based on modification agreements dated January 1, 1999. These lines of credit, which are cross-collateralized, provide for borrowings up to a total of $8.0 million to support foreign letters of credit, margin requirements or foreign exchange contracts and working capital needs. The first line, for $7.0 million, used by Power, is 90% guaranteed by the Export-Import Bank of the United States ("EXIM"), is collateralized by substantially all of Power's assets, and provides for borrowings up to 90% of eligible receivables and 50% of unbilled receivables. The extension of this line is conditional based upon the Company's obtaining an extension on the EXIM guarantee through at least June 30, 1999. The Company has received preliminary approval from EXIM to extend the EXIM guarantee, which currently expires April 30, 1999, through March 31, 2000. Under the terms of the preliminary approval, the Power line will be reduced to $6 million, when the approval becomes final. The second line, for $1.0 million, used by Process, is collateralized by substantially all of Process' assets, and provides for borrowing up to 85% of eligible receivables. Both lines are guaranteed by the Company and collateralized by substatnially all of the Company's assets.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

     The lines require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. In connection with the extension obtained as of January 1, 1999, certain of these covenants were modified, retroactive to December 31, 1998. The Company was in compliance with all modified covenants at December 31, 1998 and expects to maintain compliance with the covenants.

     The Company has received a commitment letter from a financial institution for a new credit facility with a maturity date of March 31, 2000, which the Company expects to finalize by April 30, 1999. The terms and conditions of the new facility, which would provide for a $6 million Power Systems line and a $3 million Process Solutions line, are substantially the same as the existing facility, including the requirement for the EXIM guarantee and the guarantees described below.

     In connection with the aforementioned existing lines of credit and the new facility, the Company has arranged for certain guaranties to be provided on its behalf to the bank by GP Strategies and ManTech. In consideration for the above-mentioned guaranties, the Company has granted each of ManTech and GP Strategies warrants to purchase shares of the Company's common stock; each of such warrants provides the right to purchase at least 150,000 shares of the Company's common stock at $2.375 per share. The Company has recognized $300,000 as the estimated fair value of such warrants in the consolidated financial statements. During 1998, the Company recognized $180,000 of expense related to these warrants. The Company will expense the remainder of the fair value over the term of the guarantees. The fair value of the warrants was determined using the Black - Scholes valuation model. Assumptions used in the calculation were as follows:dividend yield of 0%, expected volatility of 61%, risk-free interest rates of 5.6% and expected terms of 2.5 years.

     Although the Company intends to replace its expiring credit facilities, as described above, there can be no assurance that such financing will be completed. In the event that the Company is unsuccessful in extending or obtaining new lines of credit, GP Strategies and ManTech each have agreed to provide working capital support of up to $1.8 million ($3.6 million in the aggregate) to the Company.

Obligations under sales-type lease

    In December 1998, the Company entered into a contract with a customer for the lease of certain hardware and software under a 36-month lease. The Company has accounted for this lease as a sales-type lease. The current position of the net investment in sales-type lease is in prepaid expenses and other current assets, while the non-current portion is included in other assets. The components of the net investment in sales-type lease are as follows (in thousands):


Minimum rentals receivable              $  1,994
less: unearned interest income              (314)
                                        ----------
Net investment in sales-type lease      $  1,680
                                        ==========

Minimum rental receivable under this lease at December 31, 1998 are as follows (in thousands):


1999                                    $   720
2000                                        640
2001                                        634
                                        ----------
Total                                   $ 1,994
                                        ==========

     The $1,680,000 obligation related to this lease is included in other current liabilities and other liabilities.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

Notes payable, other

     Notes payable, other includes notes related to acquisitions and insurance, which are included in other current liabilities and other liabilities.

Other debt

     The Company entered into capital lease agreements for furniture and equipment, totaling $58,000, $102,000, and $313,000 during the years ended December 31, 1998, 1997 and 1996, respectively. These obligations bear interest at between 9% and 11% per annum and expire between 1998 and 2000.

Debt maturities

     Aggregate maturities of debt as of December 31, 1998 are as follows:


1999                                    $  8,530
2000                                       1,110
2001                                         700
2002                                          30
Thereafter                                    40
                                       ----------
Total                                   $ 10,513
                                       ==========

11.   Income taxes

     The consolidated (loss) income before income tax, by domestic and foreign sources, is as follows (in thousands):


                                       Years ended December 31,
                                  ------------------------------------
                                     1998         1997         1996
                                  ---------    ----------   ----------
Domestic                          $   1,379    $   (8,850)  $    3,884
Foreign                               1,038        (2,570)         968
                                  ---------    ----------   ----------
     Total                        $   2,417    $  (11,420)  $    4,852
                                  =========    ==========   ==========




The provision for (benefit from) income taxes is as follows (in thousands):


                                         Years ended December 31,
                                  ------------------------------------
                                     1998         1997         1996
                                  ---------    ----------   ----------
Current:
   Federal                        $    -      $       (27)  $      (23)
   State                                157          -              29
   Foreign                              257          (413)         642
                                  ---------    ----------   ----------
                                  $     414    $     (440)  $      648
                                  ---------    ----------   ----------
Deferred:
   Federal                              556        (2,388)         186
   State                               -             (229)          23
   Foreign                               50           340         (148)
                                  ---------    ----------   ----------
                                        606        (2,277)          61
                                  ---------    ----------   ----------
                                  $   1,020    $   (2,717)  $      709
                                  =========    ==========   ==========

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

     The (benefit from) provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory rate to pre-tax
(loss) income as a result of the following:


                                                                       Years ended December 31,
                                                         --------------------------------------------------
                                                             1998              1997               1996
                                                         ------------      ------------       ------------
Statutory U.S. tax rate                                          34.0 %           (34.0)%             34.0 %

State income tax, net of federal tax benefit                      2.7              (2.7)               2.7

Effect of foreign operations                                     (2.2)              3.8               (6.6)

Change in valuation allowance                                    (0.8)              7.8              (19.5)

Non-deductible amortization expense related to warrants           2.7              -                 -

Others                                                            5.8               1.3                4.0
                                                         ------------      ------------       ------------
Effective tax rate                                               42.2 %           (23.8)%             14.6 %
                                                         ============      ============       ============

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

     At December 31, 1998, the Company had available $11,854,000 of foreign and domestic net operating loss carryforwards which expire between 2007 and 2017. In addition, the Company had $338,000 of foreign tax credit carryforwards which expire between 2000 and 2001. These carryforwards will be utilized to reduce taxable income in subsequent years. A portion of the net operating losses were generated by certain of the Predecessors prior to the formation of the Company and, as a result, there are limitations on the amounts that can be utilized to offset taxable income in a given year.

     Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes is as follows (in thousands):

                                                             December 31,
                                                       ------------------------
                                                       1998                1997
                                                       ----                ----
                                                             Deferred tax
                                                       ------------------------
                                                           Asset (Liability)
                                                       ------------------------
Contract loss reserves                                 $      48      $      46

Property and equipment                                       340            135

Accrued expenses                                             164            207

Net operating loss carryforwards                           4,945          7,152

Book reserves not deductible for tax purposes                876            458

Book income deducted for tax purposes                       (645)           -

Software development costs                                (1,731)        (2,762)

Cash to accrual adjustment                                   (58)           (71)

Foreign tax credits                                          338            338

Others                                                       297           (125)
                                                        --------        -------
                                                           4,574          5,378

Valuation allowance                                       (1,058)        (1,078)

                                                        --------        -------
Total                                                 $    3,516      $   4,300
                                                        ========        =======

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

     During 1996, the Company reduced the valuation allowance by $1,033,000, of which $109,000 reduced goodwill and other intangibles arising out of the acquisition of Power Systems. The valuation allowance at December 31, 1998 and 1997 primarily relates to the future utilization of foreign net operating loss carryforwards and foreign tax credits that the Company has determined are not realizable at this time. Management believes that it is more likely than not that the net deferred tax asset as of December 31, 1998 is realizable.

12.   Capital stock

     As of December 31, 1998, the Company had 10,000,000 total shares of capital stock authorized, of which 8,000,000 are common stock and 2,000,000 are preferred stock. As of December 31, 1998 and 1997, there are no shares of preferred stock outstanding. The Board of Directors has the authority to establish one or more classes of preferred stock and to determine, within any class of preferred stock, the preferences, rights and other terms of such class.

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

     In November of 1998, the Company amended the Plan such that the term of any future options granted would be seven years and that upon termination, the option holder would have 90 days in which to exercise options. Prior to the amendment, the term of options granted was ten years and there were no time frames related to termination.

     Stock option activity under the plan is as follows:


                                                                          Year Ended December 31,
                                            ------------------------------------------------------------------------------------
                                                        1998                       1997                          1996
                                            -----------------------     -------------------------      -------------------------
                                                         Weighted                      Weighted                       Weighted
                                                          Average                       Average                        Average
                                                         Exercise                      Exercise                       Exercise
                                               Shares      Price          Shares         Price           Shares         Price
                                             ---------  -----------     ---------     -----------      ---------     -----------
Options outstanding, beginning of period      595,015   $    6.89       413,366       $   13.61          297,516      $  14.00

Options canceled                             (246,009)      (4.77)     (306,044)         (11.57)         (26,150)       (14.07)

Options granted                               186,200        2.79       487,693            4.12          142,000         12.89
                                              -------   ----------      ---------     -----------      ---------     -----------
Options outstanding, end of period            535,206   $    5.93       595,015       $    6.89          413,366      $  13.61
                                              =======   ==========      =========     ===========      =========     ===========


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

     The Company accounts for grants under the Plan in accordance with APB 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation expense been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and basic and diluted net income (loss) per share would have been reduced (increased) to approximately $ 900,000 ($0.18 per share), $(10,276,000) ($(2.03) per share), and $3,601,000 ($0. 71 per share) for the years ended December 31, 1998, 1997 and 1996, respectively.

     The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1998, 1997 and 1996, respectively: dividend yield of 0%, expected volatility of 61% for 1998 and 80% for 1997 and 1996, and risk-free interest rates of 6.51%, 6.31%, and 6.15%, and expected terms of 6 years.

     As of December 31, 1998, 1997 and 1996, respectively, there were 215,080, 86,442, and 119,000 stock options exercisable under the Plan, and the Company had 89,294 shares of common stock reserved for the future grants under the Plan. The weighted average fair value of options granted during 1998, 1997 and 1996 was $2.79 per share, $3.00 per share and $9.55 per share, respectively. As of December 31, 1998, the weighted average remaining contractual life of the options outstanding was approximately 7 years.

     In 1998, the Company granted stock options to two directors to acquire 50,000 shares of Common stock in the aggregate at an exercise price or $2.25. Each such director has agreed that he would not exercise his option with respect to more than 12,500 shares until such time as stockholder approval is obtained.

     In 1997, the Company granted one of its senior executives a stock option to acquire 25,000 shares of Common Stock at an exercise price of $11.25. This grant was not made pursuant to the Plan. This option expires ten years from the date of grant and becomes exercisable in the three installments with 40% vesting on the first anniversary of the date of grant and 30% vesting on each of the second and third anniversaries of the date of grant.

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

14.   Commitments and contingencies

Leases

     The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are approximately as follows (in thousands):




          1999                          $    1,993
          2000                               1,851
          2001                               1,608
          2002                               1,230
          2003                               1,196
          Thereafter                         5,845
                                        -----------
          Total                         $   13,723
                                        ===========

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

     The future minimum lease payments above include $1,142,000 for noncancellable leases entered during the first quarter of 1999. Total rent expense under operating leases was $2,134,000, $3,220,000, and $1,876,000 for the years ended December 31, 1998, 1997 and 1996.

     During 1998, the Company entered into agreements whereby the lease for its existing Columbia facility was terminated and the operations that occupied such facility were relocated into two separate facilities. One of these facilities is in Columbia, Maryland (approximately 53,000 square feet) and is occupied by the operations of Power Systems, as well the Company's corporate headquarters offices and support functions. The other facility is in Baltimore, Maryland (approximately 33,000 square feet) and is occupied by the operations of Process Solutions. During the first quarter of 1999, the Company has leased an additional 6,000 square feet in the Baltimore facility. Each of the leases for these smaller facilities has a term of ten (10) years.

Letters of credit

     As of December 31, 1998, the Company and certain of its subsidiaries were contingently liable under letters of credit totaling $803,000. Further, the performance of certain of the Company's customer contracts is collateralized by performance guarantees totaling $258,000 by its subsidiaries' respective former parent organizations. During 1998, the Company placed approximately $332,000 in escrow as a performance bond deposit in connection with a simulator contract in Taiwan. Of this amount, approximately $221,000 will be held in escrow until April 30, 2000 and approximately $111,000 will be held in escrow until April 30, 2003. In connection with that same contract, the Company placed approximately $180,000 in a letter of credit for payment bond, which will be held in escrow until April 30, 2000.

Contingencies

     Various actions and proceedings are presently pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

15.   Related party transactions

     In 1997, a subsidiary of the Company entered into certain agreements regarding the formation of a joint venture with a company organized in the People's Republic of China. In connection with the initial capitalization of this joint venture, each of ManTech and GP Strategies made advances of $126,000 on behalf of the Company. During 1998, ManTech assumed control of the joint venture. The operations of this joint venture were immaterial during the years ended December 31, 1998 and 1997.

     During 1997, ManTech entered into arrangements for the consulting services of a member of the Company's finance staff. Payments to the Company for such services were $92,000 for the year ended December 31, 1997.

     A subsidiary of the Company subleased office space to ManTech based on square footage used through May of 1998. . For the years ended December 31, 1998, 1997 and 1996, such charges amounted to $30,000, $117,000 and $67,000, respectively.


16.   Employee benefits

     The Company has a qualified defined contribution plan that covers substantially all employees under Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic contribution matches a portion of the participants' contributions based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contributions to the plan were approximately $468,000, $524,000, and $671,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

     During 1997, the Company recorded a net charge for severance and other employee obligations of $1.1 million in connection with cost reduction efforts initiated to offset the impact of a decrease in contract revenues. Of this charge, $976,000 was expended as of December 31, 1997, with the remainder being expended in 1998.

17.   Segment Information

     In 1998, GSE adopted FAS 131. The prior years' segment information has been restated to present GSE's two reportable segments, Process and Power, its core business units.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". The Company is primarily organized on the basis of these two business units. GSE Systems has a wide range of knowledge of control and simulation systems and the processes those systems are intended to improve, control and model. The Company's knowledge is concentrated heavily in the process industries, which include the chemicals, food & beverage, and pharmaceuticals fields, as well as in the power generation industry. The Process Business Unit is primarily engaged in process control and simulation in a variety of commercial industries. Contracts typically range from three to nine months. The Power Business Unit is primarily engaged in simulation to the power generation industry, with the vast majority of customers being in the nuclear power industry. Contracts typically range from 18 months to three years or longer.

     GSE evaluates the performance of its business units utilizing "Business Unit Contribution", which is substantially equivalent to earnings before interest and taxes (EBIT) before allocating any corporate expenses to the business units.

     The segment information regarding the two divested businesses is included in "All Other" (See Note 3).

     The table below presents information about reported segments:


                                             (in thousands)
                                        Years ended December 31,
                                 --------------------------------------
                                                   1998
                                 --------------------------------------
                                   Process        Power         Total
Contract revenue                   $ 36,484      $ 30,930     $  67,414
                                 ==========     =========     =========
Business unit contribution         $  3,444      $  4,535     $   7,979
                                 ==========     =========     =========

                                                   1997
                                 --------------------------------------
                                   Process        Power         Total
Contract revenue                   $ 34,837      $ 24,552     $  59,389
                                 ==========     =========     =========
Business unit contribution         $  3,480      $    718     $   4,198
                                 ==========     =========     =========


                                                   1996
                                 --------------------------------------
                                   Process        Power         Total
Contract revenue                   $ 32,145      $ 42,558     $  74,703
                                 ==========     =========     =========
Business unit contribution         $  3,353      $  9,218     $  12,571
                                 ==========     =========     =========

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

     A reconciliation of segment contract revenue to consolidated contract revenue and segment business unit contribution to consolidate income before taxes for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                             (in thousands)
                                        Years ended December 31,
                                 --------------------------------------
                                     1998          1997         1996
                                 ----------     ---------     ---------
Total segment sales                $ 67,414      $ 59,389     $  74,703
All other                             6,404        20,322        21,330
                                 ----------     ---------     ---------
     Consolidated contract         $ 73,818      $ 79,711     $  96,033
        revenue                  ==========     =========     =========


Segment business unit              $ 7,979       $  4,198     $  12,571
     contribution
All other business unit               (491)        (4,848)       (1,781)
     contribution
Corporate expenses                  (5,271)        (8,881)       (5,551)
Severance cost                         -           (1,124)          -
Gain on sales of assets                550            -             -
Interest expense                      (350)          (765)         (387)
                                  ----------     ---------    ----------
     Consolidated income (loss)   $  2,417       $(11,420)    $   4,852
        before taxes              ==========     =========    ==========

The Company designs, develops and delivers business and technology solutions to the energy, process and manufacturning industries worldwide. Revenue, operating income and identifiable assets for the Company's United States, European and Asian operations are as follows (in thousands):

                                                    Year Ended December 31, 1998
                         ----------------------------------------------------------------------------------
                         United States        Europe           Asia        Eliminations        Consolidated
                         -------------       --------        --------      ------------        ------------
Revenue                  $  62,689           $  8,241        $  2,888      $    -              $   73,818
Transfers between
  geographic locations   $   1,761           $    423        $   -         $  (2,184)          $     -
                         -------------       --------        --------      ------------        ------------
Total revenue            $  64,450           $  8,664        $  2,888      $  (2,184)          $   73,818
                         -------------       --------        --------      ------------        ------------
Gain or (Loss) from
  operations             $   1,571           $    592        $   (272)     $    -              $    1,891
                         =============       ========        ========      ============        ============
Identifiable assets      $  50,904           $  5,836        $    953      $  (8,950)          $   48,743
                         =============       ========        ========      ============        ============


                                                    Year Ended December 31, 1997
                         ----------------------------------------------------------------------------------
                         United States        Europe           Asia        Eliminations        Consolidated
                         -------------       --------        --------      ------------        ------------
Revenue                  $  70,580           $  5,907        $  3,224      $    -              $   79,711
Transfers between
  geographic locations   $   1,582           $   -           $  1,314      $  (2,896)          $     -
                         -------------       --------        --------      ------------        ------------
Total revenue            $  72,162           $  5,907        $  4,538      $  (2,896)          $   79,711
                         -------------       --------        --------      ------------        ------------
Gain or (Loss) from
  operations             $  (6,930)          $   (324)       $ (2,173)     $    -              $   (9,427)
                         =============       ========        ========      ============        ============
Identifiable assets      $  50,296           $  3,686        $  2,111      $  (7,731)          $   48,362
                         =============       ========        ========      ============        ============


                                                    Year Ended December 31, 1996
                         ----------------------------------------------------------------------------------
                         United States        Europe           Asia        Eliminations        Consolidated
                         -------------       --------        --------      ------------        ------------
Revenue                  $  83,263           $  9,026        $  3,744      $    -              $   96,033
Transfers between
  geographic locations   $     659           $   -           $    622      $  (1,281)          $     -
                         -------------       --------        --------      ------------        ------------
Total revenue            $  83,922           $  9,026        $  4,366      $  (1,281)          $   96,033
                         -------------       --------        --------      ------------        ------------
Gain or (Loss) from
  operations             $   3,832           $  1,267        $   (452)     $     198           $    4,845
                         =============       ========        ========      ============        ============
Identifiable assets      $  54,584           $  6,416        $  3,057      $ (13,051)          $   51,006
                         =============       ========        ========      ============        ============


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

Domestic and export sales from the Company's United States operation in thousands of dollars and as a percentage of revenue as follows:


                                                                       Year Ended December 31,
                                           ------------------------------------------------------------------------------------
                                                    1998                       1997                          1996
                                           -----------------------     -------------------------      -------------------------


Domestic                                    $  38,860     62.0%          $  50,783      72.0%            $  47,868     57.5%
Export:
     Germany                                      661      1.1%              2,791       4.0%                9,236     11.1%
     Remaining Western Europe                   1,642      2.6%              1,748       2.5%                2,806      3.4%
     Russia                                     4,749      7.6%              6,074       8.6%                7,716      9.3%
     Remaining Easter Europe                   12,222     19.5%              6,481       9.2%               11,070     13.3%
     Asia                                       2,828      3.6%              1,278       1.8%                3,910      4.7%
     South America and others                   2,273      3.6%              1,425       2.0%                  657      0.8%
                                            ---------    ------          ---------     ------            ---------    ------
                                            $  62,689    100.0%          $  70,580     100.0%            $  83,263    100.0%
                                            =========    ======          =========     ======            =========    ======


18.  Supplemental disclosure of cash flow information (in thousands):


                                                      Year Ended December 31,
                                                 -------------------------------
                                                  1998         1997        1996



Non cash investing & financing activities:
     Obligations under capital leases            $   58       $  102      $  313
                                                 ======       ======      ======
Execution of investment in sales-type leases     $1,680       $  -        $  -
                                                 ======       ======      ======
Notes payable to related party for
     investment in joint venture                 $  -         $  252      $  -
                                                 ======       ======      ======

Asset acquisitions financed with debt to seller:
     Cash paid                                   $  130       $  600      $  -
     Note payable issued                            250          900         -
                                                 ------       ------      ------
     Total purchase price                        $  380       $1,500      $  -
                                                 ======       ======      ======
Cash Paid:
     Interest                                    $  350       $  741      $  228
                                                 ======       ======      ======
     Income taxes                                $  426       $  233      $  285
                                                 ======       ======      ======

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         --------------------
 None.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998


                                    PART III


The information required in response to Items 10, 11, 12 and 13 is hereby incorporated by reference to the information under the captions "Election of Directors", "Principal Executive Officers of the Company Who Are Not Also Directors", "Executive Compensation", "Voting Securities and Principal Stockholders", "Security Ownership of Management", and "Certain Related Transactions" in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

(a)(1)   List of Financial Statements

         The following financial statements are included in Item 8:

   GSE Systems, Inc. and Subsidiaries

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Comprehensive  Income (Loss) for the years ended
          December 31, 1998, 1997 and 1996

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998 and 1997 and 1996

     Consolidated  Statements  of Cash Flows for the years  ended  December  31,
          1998, 1997 and 1996

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

(b)   Reports on Form 8-K:

1. On April 17, 1998, the Company filed a Report on Form 8-K dated April 14, 1998 with respect to a press release of the Company announcing the signing a letter of intent for the sale of the Company's Erudite Software business to Keane, Inc. The Form 8-K included as an exhibit the text of such press release.

2. On September 24, 1998, the Company filed a Report on Form 8-K dated September 21, 1998 with respect to a press release of the Company announcing the signing a letter of intent for the sale of the Company's Oil & Gas Business Unit to Valmet Automation (USA), Inc. The Form 8-K included as an exhibit the text of such press release.

3. On October 30, 1998, the Company filed a Report on Form 8-K dated October 22, 1998 with respect to a press release of the Company announcing the signing a letter of intent for a proposed transaction involving BatchCAD Limited. The Form 8-K included as an exhibit the text of such press release.

4. On November 30, 1998, the Company filed a Report on Form 8-K dated November 10, 1998 providing disclosure pertaining to the Company's completion of the divestiture of certain assets of its Oil & Gas Business Unit to Valmet Automation (USA), Inc. This Form 8-K included as exhibits the texts of the Asset Purchase Agreement and the License Agreement for such transaction.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GSE Systems, Inc.

                                   By:/S/ CHRISTOPHER M. CARNAVOS
                                      ---------------------------
                                        Christopher M. Carnavos
                                         Director and President

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signatures                     Title                        Date
        ----------                     -----                        ----

/S/ JEROME I. FELDMAN           Chairman of the Board            March 30, 1999
---------------------------
    Jerome I. Feldman


/S/ CHRISTOPHER M. CARNAVOS     Director and President           March 30, 1999
---------------------------
  Christopher M. Carnavos    (Principal Executive Officer)


/S/ JEFFERY G. HOUGH          Senior Vice President              March 30, 1999
---------------------------          and
     Jeffery G. Hough        Chief Financial Officer
                            (Principal Financial and
                               Accounting Officer)
/S/ SHELDON L. GLASHOW            Director                       March 30, 1999
---------------------------
     Sheldon L. Glashow


  /S/  JOHN A. MOORE, JR.           Director                     March 30, 1999
---------------------------
     John A. Moore, Jr.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998


  /S/  GEORGE J. PEDERSEN           Director                     March 30, 1999
---------------------------
    George J. Pedersen


  /S/ SYLVAN SCHEFLER
---------------------------         Director                     March 30, 1999
      Sylvan Schefler

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

     EXHIBIT INDEX

The following exhibits are either filed herewith or have been filed with the Securities and Exchange Commission and are referred to and incorporated by reference.

Exhibit
Number       Note    Description
-------      ----    -----------

 2.1           (7)  Asset  Purchase  Agreement  among  GSE  Systems,  Inc.,  GSE
                    Erudite Software, Inc. and Keane, Inc. dated as of April 30, 1998.

 2.2         (8)    Asset  Purchase  Agreement  among  GSE  Systems,  Inc.,  GSE
                    Process  Solutions,  Inc.,  GSE Process  Solution  B.V., GSE
                    Process   Solutions  Belgium  N.V.,  GSE  Process  Solutions
                    Singapore  (Pte)  Limited and Valmet  Automation  (USA) Inc.
                    dated as of November 10, 1998.

 2.3         (8)    Software  License  Agreement  among GSE  Process  Solutions,
                    Inc., The Sage Systems  Division of Valmet  Automation (USA)
                    Inc.  and The Sage  Systems  Division  of Valmet  Automation
                    (Canada) Ltd. dated as of November 10, 1998.

 3.1         (1)    Second Amended and Restated  Certificate of Incorporation of
                    the Company.

 3.2         (2)    Form of Amended and Restated Bylaws of the Company.

 4.1         (3)    Specimen Common Stock Certificate of the Company.

10.1         (1)    Agreement among ManTech International Corporation,  National
                    Patent  Development  Corporation,  GPS  Technologies,  Inc.,
                    General Physics Corporation,  Vattenfall  Engineering AB and
                    GSE Systems, Inc. (dated as of April 13, 1994).

10.2         (9)    *    GSE Systems,  Inc. 1995  Long-Term  Incentive  Plan, as
                         amended as of November 20, 1998.

10.3         (4)    *    Form of Option  Agreement  Under the GSE Systems,  Inc.
                         1995 Long-Term Incentive Plan.

10.4         (2)    Letter  of  Credit,  Loan  and  Security  Agreement  between
                    CoreStates Bank, N.A. and GSE Process Solutions, Inc. (dated as of January 31, 1995).

10.5         (4)    Amended and  Restated  Letter of Credit,  Loan and  Security
                    Agreement  between  CoreStates  Bank,  N.A.  and GSE Process
                    Solutions, Inc. (dated as of October 13, 1995 and as amended as of February 23, 1996).

10.6         (4)    Letter  of  Credit,   Loan  and  Security   Agreement  among
                    CoreStates Bank, N.A., MSHI, Inc., and Simulation, Systems &
                    Services  Technologies  Company  (dated  as of  January  30,
                    1996).

10.7         (1)    Amended and Restated Lease Agreement between CCP Development
                    Limited Partnership No. 7 and Simulation, Systems & Services
                    Technologies Company (dated as of January 27, 1993)

10.8         (6)    *    Letter  Agreement  dated  January 8, 1997  between  GSE
                         Systems, Inc. and Christopher M. Carnavos

10.9         (6)    Amendment  Number  Two to  Amended  and  Restated  Letter of
                    Credit, Loan and Security Agreement between CoreStates Bank,
                    N.A. and GSE Process  Solutions,  Inc. (dated as of November
                    11, 1997)

10.11        (6)    Indemnification  Agreement between Genus Corporation and GSE
                    Power Systems, Inc. (dated as of February 2, 1998)

10.12        (6)    Office Lease Agreement  between Sterling  Rutherford  Plaza,
                    L.L.C. and GSE Systems, Inc.(dated as of February 10, 1998)

10.13        (6)    Lease  Agreement  between Red Branch  Road,  L.L.C.  and GSE
                    Systems, Inc. (dated February 10, 1998)

10.14        (6)    Letter  Agreement  dated  March 6, 1998  between  CoreStates
                    Bank, N.A. and GSE Power Systems, Inc.

10.15        (6)    Letter  Agreement  dated  March 6, 1998  between  CoreStates
                    Bank, N.A. and GSE Process Solutions, Inc.

10.16        (7)    Termination of Employment Agreement among GSE Systems, Inc.,
                    GSE Erudite Software, Inc. and Eugene D. Loveridge, dated as of April 30, 1998

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

10.17        (7)    Termination of Employment Agreement among GSE Systems, Inc.,
                    GSE Erudite Software, Inc. and Daniel Masterson, dated as of
                    April 30, 1998

10.18        (9)    Modification Agreement by and among GSE Power Systems, Inc.,
                    MSHI, Inc., GSE Process Solutions,  Inc,. GSE Systems, Inc.,
                    GP   International   Engineering  &  Simulation,   Inc.,  GP
                    Strategies Corporation,  ManTech International  Corporation,
                    GSE Process Solutions B.V., GSE Process Solutions  Singapore
                    (Pte) Limited, GSE Process Solutions Belgium N.V., and First
                    Union National Bank dated as of January 1, 1999.

10.19        (9)    Unconditional  Guaranty  by GSE  Systems,  Inc.  in favor of
                    First Union National Bank dated as of January 1, 1999.

10.20        (9)    Unconditional Guaranty by GP Strategies Corporation in favor of First Union National Bank dated as of January 1, 1999.

10.21        (9)    Unconditional Guaranty by ManTech International  Corporation
                    in favor of First Union National Bank dated as of January 1, 1999.

21.1         (9)    Subsidiaries fo Registrant

23.1         (9)    Consent of Independent Accountants

24.1         (9)    Power of Attorney for Dirctors' and Officers'  Signatures on
                    SEC Form 10-K

99.1         (3)    Form of Right of First Refusal Agreement

--------------------

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

(6) Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securites and Exchange Commission on March 31, 1998 and incorporated herein by reference.

(7) Previously filed in connection with the GSE Systems, Inc. Form 10-Q as filed with the Securites and Exchange Commission on May 15, 1998 and incorporated herein by reference.

(8) Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securites and Exchange Commission on November 30, 1998 and incorporated herein by reference.

(9)  Filed herewith.

*  Management contract or compensatory plan.

                                                    Commission File No. 0-26494