Form 10-Q
period 1999-03-31
GSE SYSTEMS INC
filed 1999-05-14
CIK 944480

Conformed
                                                                       ---------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1999.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to ________.


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

                               Yes   X   No
                                    ___     ___

As of May 7, 1999, there were 5,065,688 shares of the Registrant's common stock (par-value $ .01 per share) outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                           PAGE

PART I.  FINANCIAL INFORMATION                                               3

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998                                               3

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 1999 and March 31, 1998                      4

         Consolidated Statements of Comprehensive Income (Loss)
         for the Three Months Ended March 31, 1999 and March 31, 1998        5

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1999 and March 31, 1998                             6

         Notes to Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                            10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk          14

PART II. OTHER INFORMATION                                                  14

Item 1.  Legal Proceedings                                                  14

Item 2.  Changes in Securities and Use of Proceeds                          14

Item 3.  Defaults upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  16

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                       ASSETS
                                                    (Unaudited)
                                                     March 31,           December 31,
                                                       1999                  1998
                                                    -----------          ------------
Current assets:
      Cash and cash equivalents                     $      1,584         $      2,240
      Contract receivables                                22,491               24,426
      Note Receivable                                      1,000                1,000
      Inventories                                          2,876                2,892
      Prepaid expenses and other current assets            2,045                1,654
      Deferred income taxes                                  150                  150
                                                     -----------         ------------
           Total current assets                           30,146               32,362

Property and equipment, net                                2,832                2,714
Software development costs, net                            4,728                4,715
Goodwill and other intangible assets, net                  2,517                2,781
Deferred income taxes                                      2,961                3,366
Other assets                                               2,523                2,805
                                                     -----------         ------------
           Total assets                             $     45,707        $      48,743
                                                     ===========         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Lines of credit                               $      3,311        $       6,746
      Accounts payable                                     8,213                8,407
      Accrued expenses                                     3,991                4,344
      Obligations under capital lease                        120                  143
      Billings in excess of revenue earned                 7,441                6,359
      Accrued contract and warranty reserves                 906                  846
      Other current liabilities                              770                1,308
      Income taxes payable                                   123                  151
                                                     -----------         ------------
           Total current liabilities                      24,875               28,304

Notes payable to related parties                             163                  148
Obligations under capital lease                              -                     10
Accrued contract and warranty reserves                       540                  596
Other liabilities                                          2,200                2,596
                                                     -----------         ------------
           Total liabilities                              27,778               31,654
                                                     -----------         ------------
Stockholders' equity:
      Common stock $.01 par value, 8,000,000
        shares authorized,5,065,688 shares issued
        and outstanding                                       50                   50
      Additional paid-in capital                          21,678               21,678
      Retained earnings (deficit) - at formation          (5,112)              (5,112)
      Retained earnings - since formation                  2,017                1,158
      Accumulated other comprehensive income                (704)                (685)
                                                     -----------         ------------
           Total stockholders' equity                     17,929               17,089
                                                     -----------         ------------
           Total liabilities & stockholders' equity $     45,707        $      48,743
                                                     ===========         ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                       1999       1998
                                                    ---------  ---------
  Contract revenue                                  $  17,578  $  17,454
  Cost of revenue                                      10,879     12,243
                                                     --------  ---------
       Gross profit                                     6,699      5,211

  Operating expenses
       Selling, general and administrative              4,880      5,327
       Depreciation and amortization                      350        561
                                                     --------  ---------
  Total operating expenses                              5,230      5,888
                                                     --------  ---------

  Operating income (loss)                               1,469       (677)

  Interest expense, net                                  (114)      (165)
  Other income                                             33        428
                                                     --------  ---------

  Income (loss) before income taxes                     1,388       (414)

  Provision for income taxes                              528         40
                                                     --------  ---------

  Net income (loss)                                  $    860  $    (454)
                                                     ========  =========

  Basic earnings (loss) per common share             $   0.17  $   (0.09)
                                                     ========  =========

  Diluted earnings (loss) per common share           $   0.17  $   (0.09)
                                                     ========  =========

        The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)

                                                                          Period Ending March 31,

                                                                          1999             1998
                                                                        --------         --------
  Net income (loss)                                                     $    860         $   (454)

  Other comprehensive income (loss):
     Foreign currency translation adjustment                                 (19)            (174)
                                                                        --------         --------
  Comprehensive income (loss)                                           $    841         $   (628)
                                                                        ========         ========

       The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                          1999             1998
                                                                        --------         --------
  Cash flows from operating activities:
  Net income (loss)                                                     $    860         $   (454)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                           751            1,170
     Provision for doubtful contract receivables                             (29)            (240)
     Foreign currency transaction (gain) loss                                (33)            (331)
     Amortization of fair value of warrants issued to non-employees           60              -
     Deferred income taxes                                                   405              -
     Changes in assets and liabilities:
         Contract receivables                                              1,844            1,911
         Inventories                                                           6             (138)
         Prepaid expenses and other current assets                          (233)            (398)
         Other assets                                                        199              123
         Accounts payable and accrued expenses                              (473)            (984)
         Billings in excess of revenues earned                             1,082            1,233
         Accrued contract and warranty reserves                               14             (166)
         Other current liabilities                                          (666)            (291)
         Income taxes payable                                                343              (14)
         Other liabilities                                                  (396)             -
                                                                        --------         --------
  Net cash provided by operating activities                                3,734            1,421
                                                                        --------         --------

  Cash flows from investment activities:
     Capital expenditures                                                   (440)             (25)
     Capitalization of software development costs                           (446)            (722)
                                                                        --------         --------
  Net cash used in investing activities                                     (886)            (747)
                                                                        --------         --------

  Cash flows from financing activities:
     Decrease in lines of credit with banks                               (3,435)             (93)
     Repayments under capital lease obligations                              (32)            (188)
     Principal payments under long term notes                                -                  4
     Decrease in notes payable to related parties                            (22)              (4)
                                                                        --------         --------
  Net cash used in financing activities                                   (3,489)            (281)
                                                                        --------         --------
  Effect of exchange rate changes on cash                                    (15)              27
                                                                        --------         --------
  Net increase (decrease) in cash and cash equivalents                      (656)             420
  Cash and cash equivalents at beginning of period                         2,240              334
                                                                        ========         ========
  Cash and cash equivalents at end of period                            $  1,584         $    754
                                                                        ========         ========


       The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)



     1.   Basis of Presentation

          The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998 filed with the Securities and Exchange Commission on March 30, 1999.


     2.   Basic and Diluted Loss Per Common Shares

          Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted earnings per share is the same as basic earnings per share for the three months ended March 31, 1998 because the effects of such items were anti-dilutive.

          The number of common shares and common share equivalents used in the determination of basic and diluted earnings (loss) per share was as follows for the three months ended:


                                                        March 31,    March 31,
                                                          1999         1998
                                                       ---------     ---------
     Weighted average shares outstanding - Basic       5,065,688     5,065,688
                                                       =========     =========

     Weighted average shares outstanding - Diluted     5,167,936     5,065,688
                                                       =========     =========

     The difference between the basic and diluted number of weighted average shares outstanding for the three months ended March 31, 1999 represents dilutive options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period.

     3.   Inventories

          Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value.

          Inventories, net, consist of the following at:

                                                         (in thousands)
                                                 March 31,          December 31,
                                                  1999                  1998
                                               ------------         ------------
      Raw Materials                            $      1,958         $      1,873
      Service parts                                     918                1,019
                                               ------------         ------------
      Total inventories                        $      2,876         $      2,892
                                               ============         ============

    4.    Financing Arrangements

          The Company maintains, through it subsidiaries, two lines of bank credit which have been extended through June 30, 1999, based on modification agreements dated January 1, 1999. These lines of credit, which are cross-collateralized, provide for borrowings up to a total of $8.0 million to support foreign letters of credit, margin requirements or foreign exchange contracts and working capital needs. The first line, for $7.0 million, used by the Power business unit ("Power"), is 90% guaranteed by the Export-Import Bank of the United States ("EXIM"), is collateralized by substantially all of Power's assets, and provides for borrowings up to 90% of eligible receivables and 50% of unbilled receivables. The extension of this line is conditional based upon the Company's obtaining an extension on the EXIM guarantee through at least June 30, 1999. The Company has received preliminary approval from EXIM to extend the EXIM guarantee, which currently expires May 30, 1999, through March 31, 2000. Under the terms of the preliminary approval, the Power line will be reduced to $6 million, when the approval becomes final. The second line, for $1.0 million, used by the Process business unit ("Process"), is collateralized by substantially all of Process' assets, and provides for borrowing up to 85% of eligible receivables. Both lines are guaranteed by the Company and collateralized by substantially all of the Company's assets.

          The lines require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. The Company was in compliance with all covenants as of March 31, 1999.

          The Company has received a commitment letter from a financial institution for a new credit facility with a maturity date of March 31, 2002, which the Company expects to timely finalize. The terms and conditions of the new facility, which would provide for a $6 million Power line and a $3 million Process line, are substantially the same as the existing facility, including the requirement for the EXIM guarantee and the guarantees described below.

          In connection with the existing lines of credit and the new facility, the Company has arranged for certain guarantees to be provided on its behalf by GP Strategies Corporation ("GP Strategies") and ManTech International Corporation ("ManTech"), both of which are shareholders of the Company. In consideration for these guarantees, the Company has granted each of ManTech and GP Strategies warrants to purchase shares of the Company's common stock; each of such warrants provides the right to purchase at least 150,000 shares of the Company's common stock at an exercise price of $2.375 per share. In 1998, the Company recorded $300,000 as the estimated fair value of such warrants in the consolidated financial statements and is amortizing such value over the life of the initial guarantee, which expires June 30, 1999. The Company has recognized $60,000 of expense related to these warrants in the first quarter of 1999. The fair value of the warrants was determined using the Black-Scholes valuation model. Assumptions used in the calculation were as follows: dividend yield of 0%, expected volatility of 61%, risk-free interest rates of 5.6% and expected terms of 2.5 years.

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

     5.   Income Taxes

          The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three months ended March 31, 1999 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes.

     6.   Segment Reporting

          The Company is primarily organized on the basis of two business units, Process and Power. The Company has a wide range of knowledge of control and simulation systems and the processes those systems are intended to improve, control and model. The Company's knowledge is concentrated heavily in the process industries, which include the chemicals, food and beverage, and pharmaceutical fields, as well as in the power generation industry. The Process business unit is primarily engaged in process control and simulation in a variety of commercial industries. Contracts typically range from three to nine months. The Power business unit is primarily engaged in simulation for the power generation industry, with the vast majority of customers being in the nuclear power industry. Contracts typically range from 18 months to three years or longer.

          GSE evaluates the performance of its business units utilizing "Business Unit Contribution", which is substantially equivalent to earnings before interest and taxes (EBIT) before allocating any corporate expenses. The segment information regarding two businesses divested during 1998 is included in "All Other".

          The table below presents information about reported segments:


                                             (in thousands)
                                       Three Months Ended March 31,
                                 --------------------------------------
                                                   1999
                                 --------------------------------------
                                   Process        Power         Total
Contract revenue                   $ 10,216      $  7,362     $  17,578
                                 ==========     =========     =========
Business unit contribution         $  1,601      $  1,217     $   2,818
                                 ==========     =========     =========



                                                   1998
                                 --------------------------------------
                                   Process        Power         Total
Contract revenue                 $    6,907     $   5,859     $  12,766
                                 ==========     =========     =========
Business unit contribution       $      107     $     907     $   1,014
                                 ==========     =========     =========

          A reconciliation of segment revenue to consolidated revenue and segment business unit contribution to consolidated income (loss) before taxes for the three months ended March 31, 1999 and March 31, 1998 is as follows:


                                                   (in thousands)
                                             Three Months Ended March 31,
                                             ----------------------------
                                                 1999             1998
                                             ----------         ---------
Total segment revenue                        $   17,578         $  12,766
All other                                             -             4,688
                                             ----------         ---------
     Consolidated contract                   $   17,578         $  17,454
        revenue                              ==========         =========

Segment business unit contribution           $    2,818         $   1,014
All other business unit contribution                  -               127
Corporate expenses                               (1,316)           (1,390)
Interest expense, net                              (114)             (165)
                                             ----------         ---------
Consolidated income (loss) before taxes      $    1,388         $    (414)
                                             ==========         =========

     7.   Recent Pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2000. Management does not anticipate early adoption. The Company believes that the effect of adoption of FAS No.133 will not be material.

     8.   Subsequent Events

          In April 1999, the Company completed two asset purchase transactions for the Process business unit. On April 20, the Company purchased certain assets and employed the associates of BatchCAD Ltd., a United Kingdom based supplier of batch process development and design consulting services and simulation software tools. On April 30, the Company acquired all proprietary technology and software assets from, and assumed substantially all customer contracts of, Mitech Corporation, a Massachuesetts company and supplier of event and alarm management and reporting software tools.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          General Business Environment

          GSE Systems, Inc. (the Company) designs, develops and delivers business and technology solutions by applying high technology-related process control and high fidelity simulation systems and services into applications for worldwide industries including energy and process manufacturing. The Company's solutions and services assist customers in improving quality, safety and throughput; reducing operating expenses; and enhancing overall productivity.

          In 1998, the Company divested the assets of its Oil and Gas business unit and of its wholly owned subsidiary Erudite Software, and refocused its attention on its two core businesses units, Power and Process. The Power business unit primarily provides simulation systems and services to the power generation industry, while the Process business unit focuses on providing process control and simulation in various process industries. For a breakdown of relevant financial information by segment, see Note 6 to the Consolidated Financial Statements, above.

          The Company has begun the pursuit of strategic growth opportunities that will complement the Company's core businesses and can be effected without diverting the focus of the Company. In April 1999, the Company completed two asset purchase transactions for the Process business unit. On April 20, the Company purchased certain assets and employed the associates of BatchCAD Ltd, a United Kingdom based supplier of batch process development and design consulting services and simulation software tools. With this acquisition, the Company has gained a presence in the United Kingdom with an office in Hexham, England which will provide the baseline for future expansion in the region. On April 30, the Company acquired all proprietary technology and software assets from, and assumed substantially all customer contracts of, Mitech Corporation, a Massachusetts company and supplier of event and alarm management and reporting software tools. Both of these acquisitions have added to the current customer base of GSE Systems and offer new opportunities in promoting the Company's existing products and services.

          Results of Operations

          The  following  table sets forth the  results  of  operations  for the
          periods   presented   expressed  as  a  percentage   of  revenues  (in
          thousands).


                                                   Three Months Ended March 31,
                                               ------------------------------------
                                                1999        %        1998        %
                                               ------      ---      ------      ---


  Contract revenue                            $17,578    100.0%  $17,454     100.0%
  Cost of revenue                              10,879     61.9%   12,243      70.1%
                                               ------    -----    ------     ------
  Gross profit                                  6,699     38.1%    5,211      29.9%
  Operating expenses:
     Selling, general and administrative        4,880     27.8%    5,327      30.6%
     Depreciation and amortization                350      2.0%      561       3.2%
                                               ------    -----    ------     ------
    Total operating expenses                    5,230     29.8%    5,888      33.8%
                                               ------    -----    ------     ------

  Operating income (loss)                       1,469      8.3%     (677)     -3.9%

  Interest expense, net                          (114)    -0.6%     (165)     -1.0%
  Other income                                     33      0.2%      428       2.5%
                                               ------    -----   -------     ------
  Income (loss) before income taxes             1,388      7.9%     (414)     -2.4%

  Provision for income taxes                      528      3.0%       40      -0.2%
                                               ------    -----   -------     ------
  Net income (loss)                           $   860      4.9% $   (454)     -2.6%
                                               ======    =====   =======     ======


     Revenues. Revenues for the three months ended March 31, 1999 totaled $17.6 million, as compared with revenues of $17.5 million in the three months ended March 31, 1998. Included in the 1998 results were revenues of $4.0 million related to the Company's Erudite subsidiary and $.7 million of revenues related to its Oil and Gas business unit. As previously disclosed, the assets of these businesses were divested in 1998. The reduction in the Company's revenues from these dispositions was offset by a 48% increase in the Process business unit's revenues and a 26% increase in the Power business unit's revenues resulting from increased orders.

     Gross Profit. Gross profit increased to $6.7 million (38.1% of revenues) for the three months ended March 31, 1999 from $5.2 million (29.9% of revenues) for the corresponding period in 1998. The increase mainly reflects more profitable contracts in the Process business unit.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses totaled $4,880 in the three months ended March 31, 1999, an 8.4% decrease from the corresponding period in March 1998. The reduction mainly reflects the disposition of the Erudite and Oil and Gas assets in 1998.

     Gross research and product development expenditures were $1.1 million in each of the quarters ended March 31, 1999 and March 31, 1998. Capitalized software development costs totaled $446,000 and $677,000 for the first quarter 1999 and 1998, respectively; accordingly, net research and development costs expensed and included in SG&A were $654,000 and $423,000,for the three months ended March 31, 1999 and 1998, respectively. The Company continues to invest in the conversion of its D/3 DCS(TM), FlexBatch(R), and SimSuite Pro(R) products to the Microsoft Windows NT(R) platform and the productization of its SimSuite software tools.

     Depreciation and Amortization. Depreciation expense amounted to $258,000 and $478,000 during the three months ended March 31, 1999 and March 31, 1998, respectively; amortization of goodwill and intangibles was $92,000 and $83,000 during the same periods, respectively. The decrease in depreciation expense reflects the disposition of the Erudite and Oil and Gas assets in 1998.

     Operating Income (Loss). Operating income (loss) for the three months ended March 31, 1999 increased to $1.5 million or 8.3% of revenues, from $(.7 million) or (3.9%) of revenues during the corresponding period of 1998. This significant increase in operating income reflects the disposition of unprofitable businesses, increases in revenues in the core business units, and improved contract margins.

     Interest Expense, net. Net interest expense decreased to $114,000 during the three months ended March 31, 1999, a 31% decrease from the corresponding period in 1998. The decrease was due to lower levels of borrowings.

     Other Income. Other income fluctuated significantly during the periods presented primarily due to the effect of gains and losses on foreign currency transactions from the Company's Asian operations.

     Income Taxes. The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three months ended March 31, 1999 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes.

     Liquidity and Capital Resources

     During the three months ended March 31, 1999, the Company's operations provided $3.7 million of net cash, primarily resulting from collections of receivables. At March 31, 1999, the Company had cash and cash equivalents totaling approximately $1.6 million.

     Cash used in investing activities during the first quarter of 1999 of $.9 million relates primarily to the Company's capitalization of software development costs and normal capital expenditures.

     The Company maintains, through it subsidiaries, two lines of bank credit that have been extended through June 30, 1999, based on modification agreements dated January 1, 1999. These lines of credit, which are cross-collateralized, provide for borrowings up to a total of $8.0 million to support foreign letters of credit, margin requirements or foreign exchange contracts and working capital needs. See Note 4 to the Consolidated Financial Statements above, for complete details about these lines of credit. Borrowings under the lines of credit were reduced by $3.4 million in the first quarter, 1999; at March 31, 1999, there were $3.3 million in borrowings under these lines of credit, and letters of credit issued in the ordinary course of business amounted to $735,000.

     The Company has received a commitment letter from a financial institution for a new credit facility with a maturity date of March 31, 2002, which the Company expects to timely finalize. The terms and conditions of the new facility, which would provide for a $6 million Power line and a $3 million Process line, are substantially the same as the existing facility, including a requirement for guarantee from EXIM on the Power line of credit, and certain guarantees to be provided on its behalf by GP
     Strategies and ManTech for both lines of credit. See Note 4 to the Consolidated Financial Statements above for additional discussion.

     Management believes the Company has sufficient liquidity and working capital resources necessary for currently planned business operations, debt service requirements, planned investments, and capital expenditures.

     Impact of the Year 2000 Issue

     The Year 2000 issue, which arises in date calculations, is caused by computer systems using two digits rather than four to define the applicable year. After December 31, 1999, such systems may recognize "00" as 1900 rather than 2000. This could result in a system failure or miscalculation causing disruptions to operations, including, among other things, a temporary inability to process data or engage in normal business operations and activities.

     To address these contingencies, the Company has instituted a compliance program covering not only the Company's products, but also its internal administrative and financial systems. The program is intended to minimize significant detrimental effects on both the Company's operations and the software products it develops and markets to its customers.

     While the Company believes that it has identified substantially all of the potential "Year 2000" problems which could effect current versions of its products, it is not possible to determine with certainty that all such problems have been identified or corrected, with either current products or previous versions thereof, due both to the complexity of these products, and the fact that they interact with products of third-party vendors not under the Company's control. Failure to have identified and remedied these problems could have a material adverse effect on the Company's business, results of operations, and financial performance and condition.

     The Company also relies on various administrative and financial applications of computer products and software, including processing of customer orders and collection of customer accounts, which require correction to properly handle "Year 2000" related dates. In the event that one or more of these systems is not adequately corrected, the Company's ability to obtain customers, and schedule and fulfill their demands, could be impaired. Further, if a collection processing system, or a component thereof, were to fail, the Company may not be able to properly determine and apply payments to customer account balances or correctly determine cash balances. While these events are possible, the Company anticipates that the breadth of its customer base and its compliance programs and corrective measures taken will effectively minimize the affects of such interruptions without significant adverse effect on the Company. However, there can be no assurance that such events will not have a material adverse effect on the Company's business, results of operations, business prospects, or financial performance and condition.

     The Company estimates that the aggregate cost to address the Year 2000 issue will not exceed approximately $1.9 million in 1999. The Company believes that most of the customer related costs associated with the Year 2000 issue would have occurred as part of its normal operations. The Company does not track these costs separately. Of the amount to be expended in 1999, the Company believes that approximately $225,000, primarily related to upgrades to internal systems, is incremental to normal operating costs. While the Company believes its efforts will provide reasonable assurance that material disruptions to its internal systems and installed products will not occur, the potential for interruption still exits. There can be no assurance that the cost estimates associated with the Company's Year 2000 issue will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's business, results of operation or financial condition.

     Item 3.   Quantitative and Qualitative Disclosure about Market Risk.

     The Company's market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. The Company's exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions. The Company is also exposed to foreign exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

     The Company is also subject to market risk related to the interest rates on their existing lines of credit. Such interest rates are currently based on the prime rate plus three percent.

     PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     In accordance with its conduct in the ordinary course of business, certain actions and proceedings are pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial condition of the Company.

     Item 2.   Changes in Securities and Use of Proceeds
               None

     Item 3.   Defaults Upon Senior Securities
               None

     Item 4.   Submission of Matters to a Vote of Security Holders
               None

     Item 5.   Other Information
               None


     Forward Looking Statements

     This Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
     Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbors created by those Acts. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the Company's business in the domestic and international marketplace. All forward-looking statements involve risks and uncertainties, including, without limitation, risks relating to the Company's ability to enhance existing software products and to introduce new products in a timely and cost effective manner, reduced development of nuclear power plants that may utilize the Company's products, a long pay-back cycle from the investment in software development, uncertainties regarding the ability of the Company to grow its revenues and successfully integrate operations through expansion of its existing business and strategic acquisitions, the ability of the Company to respond adequately to rapid technological changes in the markets for process control, and simulation software and systems, significant quarter-to-quarter volatility in revenues and earnings as a result of customer purchasing cycles and other factors, dependence upon key personnel, and general market conditions and competition. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties as set forth herein, the failure of any one of which could materially adversely affect the operations of the Company. The Company's plans and objectives are also based on the assumptions that market conditions and competitive conditions within the Company's business areas will not change materially or adversely and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can, therefore, be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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




     Date: May 14, 1999         GSE SYSTEMS, INC.


                          /S/ Christopher M. Carnavos
                          ---------------------------
                            Christopher M. Carnavos
                             President and Director
                         (Principal Executive Officer)





                              /S/ Jeffery G. Hough
                              --------------------
                                Jeffery G. Hough
               Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)