Form 10-Q
period 1999-06-30
GSE SYSTEMS INC
filed 1999-08-13
CIK 944480

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1999.
                                    or

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

     As of August 6, 1999, there were 5,065,688 shares of the Registrant's common stock (par value $ .01 per share) outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----

  PART I.  FINANCIAL INFORMATION                                             3

  Item 1.  Financial Statements:

           Consolidated Balance Sheets as of June 30, 1999
           and December 31, 1998                                             3

           Consolidated Statements of Operations for the Three
           and Six Months Ended June 30, 1999 and June 30, 1998              4

           Consolidated Statements of Comprehensive Income for the
           Three and Six Months Ended June 30, 999 and June 30, 1998         5

           Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 1999 and June 30, 1998                             6

           Notes to Consolidated Financial Statements                        7

  Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                          11

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk        15


  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                15

  Item 2.  Changes in Securities and Use of Proceeds                        15

  Item 3.  Defaults upon Senior Securities                                  15

  Item 4.  Submission of Matters to a Vote of Security Holders              15

  Item 5.  Other Information                                                15

  Item 6.  Exhibits and Reports on Form 8-K                                 16

  SIGNATURES                                                                18

  PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                     ASSETS



                                                   June 30,         December 31,
                                                    1999              1998
                                                 (unaudited)
                                                 -----------        ------------

  Current assets:
    Cash and cash equivalents                     $    3,425        $     2,240
    Contract receivables                              18,746             24,426
    Note Receivable                                      -                1,000
    Inventories                                        3,208              2,892
    Prepaid expenses and other current assets          2,820              1,654
    Deferred income taxes                                139                150
                                                 -----------       ------------
          Total current assets                        28,338             32,362

  Property and equipment, net                          3,532              2,714
  Software development costs, net                      4,880              4,715
  Goodwill and other intangible assets, net            2,657              2,781
  Deferred income taxes                                2,526              3,366
  Other assets                                         3,519              2,805
                                                 -----------        -----------
            Total assets                         $    45,452        $    48,743
                                                 ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Lines of credit                               $    2,927        $     6,746
    Accounts payable                                   5,229              8,407
    Accrued expenses                                   5,509              4,344
    Obligations under capital lease                       84                143
    Billings in excess of revenue earned               6,189              6,359
    Accrued contract and warranty reserves               861                846
    Other current liabilities                          2,513              1,308
    Income taxes payable                                  35                151
                                                  ----------        -----------
          Total current liabilities                   23,347             28,304

  Notes payable to related parties                       140                148
  Obligations under capital lease                        -                   10
  Accrued contract and warranty reserves                 628                596
  Other liabilities                                    2,574              2,596
                                                  ----------        -----------
            Total liabilities                         26,689             31,654
                                                  ----------        -----------
  Stockholders' equity:
    Common stock $.01 par value,
        8,000,000 shares authorized,
        5,065,688 shares issued and outstanding           50                 50
    Additional paid-in capital                        21,678             21,678
    Retained earnings (deficit) - at formation        (5,112)            (5,112)
    Retained earnings           - since formation      2,760              1,158

    Accumulated other comprehensive income (loss)       (613)              (685)
                                                  ----------         ----------
            Total stockholders' equity                18,763             17,089
                                                  ----------         ----------
            Total liabilities and
            stockholders' equity                  $   45,452         $   48,743
                                                  ==========         ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                    Three months ended            Six months ended
                                                         June 30,                     June 30,
                                                     1999        1998             1999        1998
                                                    ------------------            ----------------
  Contract revenue                                  $ 17,987    $ 16,722          $ 35,565   $ 34,176
  Cost of revenue                                     10,483      12,074            21,362     24,317
                                                    --------    --------          --------   --------
       Gross profit                                    7,504       4,648            14,203      9,859

  Operating expenses
       Selling, general and administrative             5,955       4,962            10,836     10,289
       Depreciation and amortization                     352         375               702        936
                                                    --------    --------          --------   --------
  Total operating expenses                             6,307       5,337            11,538     11,225
                                                    --------    --------          --------   --------

  Operating income (loss)                              1,197        (689)            2,665     (1,366)

  Gain on sale of assets                                 -         5,575              -         5,575
  Interest expense, net                                  (16)       (144)             (131)      (309)
  Other income (expense)                                  19         (84)               53        344
                                                    --------    --------          --------   --------

  Income before income taxes                           1,200       4,658             2,587      4,244

  Provision for income taxes                             457       1,893               985      1,933
                                                    --------    --------          --------   --------

  Net income                                        $    743    $  2,765          $  1,602   $  2,311
                                                    ========    ========          ========   ========

  Basic earnings per common share                     $ 0.15     $  0.55            $ 0.32    $  0.46
                                                    ========    ========          ========   ========

  Diluted earnings per common share                   $ 0.14     $  0.54            $ 0.31    $  0.45
                                                    ========    ========          ========   ========

        The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                    Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                                      1999      1998                1999      1998
                                                    --------  --------            --------  --------
  Net income                                        $    743   $ 2,765            $  1,602    $ 2,311

  Other comprehensive income (loss):
     Foreign currency translation adjustment              91       169                  72         (5)

                                                    --------  --------            --------  ---------
Comprehensive Income                                $    834  $  2,934            $  1,674   $  2,306
                                                    ========  ========            ========  =========

        The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)


                                                                                For the six months ended

                                                                                        June 30,

                                                                                  1999             1998
                                                                                --------         --------
  Cash flows from operating activities:
  Net income                                                                   $  1,602        $  2,311
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                1,601           1,965
     Provision for doubtful contract receivables                                   (557)           (245)
     Amortization of fair value of warrants issued to non-employees                 120              60
     Deferred income taxes                                                          851           1,839
     Equity in loss of investee                                                     -               101
     Gain on sale of assets                                                         -            (5,575)
     Changes in assets and liabilities:
         Contract receivables                                                     6,446           3,954
         Inventories                                                               (317)            203
         Prepaid expenses and other assets                                       (1,999)           (794)
         Accounts payable and accrued expenses                                   (2,013)         (2,032)
         Billings in excess of revenues earned                                     (170)            497
         Accrued contract and warranty reserves                                      47             (66)
         Other current liabilities                                                1,205            (376)
         Income taxes payable                                                      (116)            116
         Other liabilities                                                          (23)             (1)
                                                                                -------         -------
  Net cash provided by operating activities                                       6,677           1,957
                                                                                -------         -------

  Cash flows from investment activities:
     Proceeds from sale of assets                                                   791           8,855
     Payment for acquired assets                                                   (300)
     Capital expenditures                                                        (1,020)         (1,283)
     Capitalization of software developent costs                                 (1,032)         (1,704)
                                                                                -------         -------
  Net cash provided by (used in) investing activities                            (1,561)          5,868
                                                                                -------         -------

  Cash flows from financing activities:
     Decrease in lines of credit with bank                                       (3,819)         (5,017)
     Repayments under capital lease obligations                                     (69)           (106)
     Decrease in notes payable to related parties                                    (8)            (12)
                                                                                -------         -------
  Net cash used in financing activities                                          (3,896)         (5,135)

  Effect of exchange rate changes on cash                                           (35)            (24)
                                                                                -------         -------
  Net increase in cash and cash equivalents                                       1,185           2,666
  Cash and cash equivalents at beginning of period                                2,240             334
  Cash and cash equivalents at end of period                                   $  3,425        $  3,000
                                                                                =======         =======


        The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


  1.    Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

  2.    Acquisitions and Dispositions

        Acquisitions

        In April, 1999, the Company completed two acquisitions for the Process business unit using the purchase method of accounting. On April 20, the Company purchased certain assets and employed the associates of BatchCAD Limited, a United Kingdom-based supplier of batch process development and design consulting services and simulation software tools. The purchase price was approximately $548,000 payable in three equal installments on January 1, 2000, 2001 and 2002 and was allocated as follows:

        Property and Equipment                     $   22,000
        Trade Receivables                              45,000
        Purchased Software (Property and Equipment)   481,000
                                                    ---------
                                                   $  548,000


        On April 30, the Company acquired all proprietary technology and software assets from, and assumed substantially all customer contracts of, Mitech Corporation, a Massachusetts company and supplier of event and alarm management and reporting software tools. The purchase price was $350,000 (consisting of $300,000 in cash and %50,000 payable one year from the closing) and was allocated 100% to property and equipment as purchased software.

        Dispositions

        On May 1, 1998, the Company completed the sale of substantially all of the assets of GSE Erudite Software, Inc.("Erudite") to Keane, Inc. ("Keane"), pursuant to an Asset Purchase Agreement, dated as of April 30, 1998, by and among the Company, Erudite and Keane. The aggregate purchase price for the Erudite assets was approximately $9.9 million (consisting of $8.9 million in cash and $1.0 million in the form of an unsecured promissory note due on April 30, 1999, subject to certain adjustments). In connection with the transaction, Keane purchased certain assets with a book value of $4.4 million and assumed certain operating liabilities totaling approximately $2.2 million. The Company recognized a gain before income taxes on this transaction of $5.6 million. In connection with the sale of these assets, the Company wrote off approximately $800,000 in capitalized software development costs, as well as $321,000 of purchased software, since all operations that would support the recoverability of these costs were sold. The write-off of these costs was reflected in the calculation of the gain on the sale.

    3.  Basic and Diluted Loss Per Common Share

        Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock.

        The number of common shares and common share equivalents used in the determination of basic and diluted earnings per share was as follows:

                                                          Three months ended              Six months ended
                                                               June 30,                      June 30,
                                                           1999         1998              1999         1998
                                                        ----------------------         ----------------------


        Weighted average shares outstanding:
          Basic                                         5,065,688    5,065,688         5,065,688    5,065,688
                                                        ==========   =========         =========    =========
          Diluted                                       5,274,451    5,131,851         5,246,622    5,097,869
                                                        ==========   =========         =========    =========

        The difference between the basic and diluted number of weighted average shares outstanding for both periods represents dilutive options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period.

  4.    Inventories

        Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value.

        Inventories, net, consist of the following at:

                                                        (in thousands)
                                                 June 30,             December 31,
                                                   1999                   1998
                                                 --------             ------------


         Raw materials                           $ 2,366              $ 1,873
         Service parts                               842                1,019
                                                 -------              -------
                     Total                       $ 3,208              $ 2,892
                                                 =======              =======

  5.    Financing Arrangements

        On June 4, 1999, the Company entered into a loan and security agreement with a financial institution for a new credit facility with a maturity date of May 31, 2002. Borrowings from this facility were used to pay off the existing debt under the Company's previous credit facility. The new agreement established two lines of bank credit, through the Company's subsidiaries, which are cross-collateralized, and provide for borrowings up to a total of $9.0 million to support foreign letters of credit, margin requirements of foreign exchange contracts and working capital needs.

        The  first  line,  for $6.0  million,  used by the Power  business  unit
        ("Power"), is 90% guaranteed by the Export-Import Bank of the United States ("EXIM") through March 31, 2000, is collateralized by substantially all of Power's assets, and provides for borrowings up to 90% of eligible receivables and 50% of unbilled receivables. The second line, for $3.0 million, used by the Process business unit ("Process"), is collateralized by substantially all of Process' assets, and provides for borrowing up to 85% of eligible receivables. Both lines are guaranteed by the Company and collateralized by substantially all of the Company's assets.

        The lines require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. The Company was in compliance with all covenants as of June 30, 1999.

        In 1998, in connection with the Company's previous credit facility, the Company had arranged for certain guarantees to be provided on its behalf by GP Strategies Corporation ("GP Strategies") and ManTech International Corporation ("ManTech"), both of which are shareholders of the Company. (These guarantees have been reissued for the new credit facility.) In consideration for these guarantees, the Company granted each of ManTech and GP Strategies warrants to purchase shares of the Company's common stock; each of such warrants provides the right to purchase at least 150,000 shares of the Company's common stock at an exercise price of $2.375 per share. In 1998, the Company recorded $300,000 as the estimated fair value of such warrants in the consolidated financial statements and amortized such value over the life of the initial guarantee, which expired in June, 1999. The Company has recognized $60,000 and $120,000 of expense related to these warrants for the three and six months ended June 30, 1999, respectively. The fair value of the warrants was determined using the Black-Scholes valuation model. Assumptions used in the calculation were as follows: dividend yield of 0%, expected volatility of 61%, risk-free interest rates of 5.6% and expected terms of 2.5 years.

  6.    Income Taxes

        The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three and six months ended June 30, 1999, is primarily due to the effects of foreign operations being taxed at different rates and state income taxes.

  7.    Segment reporting

        The Company is primarily organized on the basis of two business units, Process and Power. The Company has a wide range of knowledge concerning control and simulation systems and the processes those systems are intended to improve, control and model. The Company's knowledge is concentrated heavily in the process industries, which include the chemical, food and beverage, and pharmaceutical fields, as well as in the power generation industry. The Process business unit is primarily engaged in process control and simulation in a variety of commercial industries. Contracts typically range from three to nine months. The Power business unit is primarily engaged in simulation for the power generation industry, with the vast majority of customers being in the nuclear power industry. Contracts typically range from 18 months to three years or longer.

        GSE evaluates the performance of its business units utilizing "Business Unit Contribution", which is substantially equivalent to earnings before interest and taxes ("EBIT") before allocating any corporate expenses. The segment information regarding two businesses divested during 1998 is included in "All Other".

 The table below presents information about reported segments:


                                                                  (in thousands)
                                       Three Months Ended June 30,               Six Months Ended June 30,
                                 --------------------------------------    --------------------------------------
                                                   1999                                      1999
                                 --------------------------------------    --------------------------------------
                                   Process        Power         Total        Process        Power         Total
Contract revenue                   $  9,748      $  8,239     $  17,987      $ 19,964     $ 15,601     $   35,565
                                 ==========     =========     =========    ==========     =========     =========
Business unit contribution         $  1,141      $  1,393     $   2,534      $  2,744      $  2,610     $   5,354
                                 ==========     =========     =========    ==========     =========     =========

                                                   1998                                      1998
                                 --------------------------------------    --------------------------------------
                                   Process        Power         Total        Process        Power         Total
Contract revenue                   $  7,563      $  7,443     $  15,006      $ 14,470      $ 13,302     $  27,772
                                 ==========     =========     =========    ==========     =========     =========
Business unit contribution         $    128      $  1,135     $   1,263      $   235      $  2,042     $    2,277
                                 ==========     =========     =========    ==========     =========     =========

Below is a reconciliation of segment revenue to consolidated contract revenue and segment business unit contribution to consolidated income before taxes.


                                                   (in thousands)
                                             Three Months Ended June 30,          Six Months Ended June 30,
                                             ----------------------------       ----------------------------
                                                 1999             1998              1999             1998
                                             ----------         ---------       ----------         ---------
Total segment revenue                        $   17,987         $  15,006       $   35,565         $  27,772
All other                                             0             1,716                0             6,404
                                             ----------         ---------       ----------         ---------
     Consolidated contract revenue           $   17,987         $  16,722       $   35,565         $  34,176
                                             ==========         =========       ==========         =========

Segment business unit contribution           $    2,534         $   1,263       $    5,354         $   2,277
All other business unit contribution (loss)           0              (618)               0              (491)
Corporate expenses                               (1,318)           (1,418)          (2,636)           (2,808)
Gain on sale of assets                                0             5,575                0             5,575
Interest expense, net                               (16)             (144)            (131)             (309)
                                             ----------         ---------       ----------         ---------
Consolidated income before taxes             $    1,200         $   4,658       $    2,587         $   4,244
                                             ==========         =========       ==========         =========


  8.    Recent Pronouncements

  In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2001. Management does not anticipate early adoption. The Company believes that the effect of adopting SFAS No. 133 will not be material.

  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

  General Business Environment

  GSE Systems, Inc. (the "Company") designs, develops and delivers business and technology solutions by applying high technology-related process control and high fidelity simulation systems and services into applications for worldwide industries, including energy and process manufacturing. The Company's solutions and services assist customers in improving quality, safety and throughput; reducing operating expenses; and enhancing overall productivity.

  In 1998, the Company divested the assets of its Oil and Gas business unit and of its wholly owned subsidiary GSE Erudite Software, Inc. and refocused its attention on its two core business units, Power and Process. The Power business unit primarily provides simulation systems and services to the power generation industry, while the Process business unit focuses on providing process control and simulation in various process industries. For a breakdown of relevant financial information by segment, see Note 7 to the Condensed Consolidated Financial Statements, above.

  The Company has begun the pursuit of strategic growth opportunities that will complement the Company's core businesses and can be effected without diverting the focus of the Company. In April, 1999, the Company completed two asset purchase transactions for the Process business unit. On April 20, the Company purchased certain assets and employed the associates of BatchCAD Limited, a United Kingdom based supplier of batch process development and design consulting services and simulation software tools. With this acquisition, the Company has gained a presence in the United Kingdom with an office in Hexham, England, which will provide the baseline for future expansion in the region. On April 30, the Company acquired all proprietary technology and software assets from, and assumed substantially all customer contracts of, Mitech Corporation, a Massachusetts company and supplier of event and alarm management and reporting software tools. Both of these acquisitions have added to the current customer base of GSE Systems, and offer new opportunities in promoting the Company's existing products and services.

  On May 24, 1999, the Company announced their new business and marketing strategy called VirtualPlant(TM). VirtualPlant(TM) combines the benefits of real-time simulation with control systems to create a living, learning real-time representation of an operating plant. VirtualPlant(TM) also allows a company to create an environment for simulation rather than experimentation. Based on sophisticated simulation technologies and expert knowledge of processing realities, VirtualPlant(TM)is a fully integrated, comprehensive program of customizable software, consulting services and training that energy and process manufacturing companies can use to dramatically reduce time to market, minimize development costs, achieve greater optimization and improve overall profitability.

  Results of Operations

  The following table sets forth the results of operations for the periods presented expressed as a percentage of revenues (in thousands).

                                                    Three months ended June 30,                   Six months ended June 30,
                                               ------------------------------------         ------------------------------------
                                                1999        %      1998        %             1999       %        1998        %
                                               ----------------   -----------------         ----------------    ----------------


  Contract revenue                            $17,987    100.0%  $16,722     100.0%        $35,565    100.0%   $34,176    100.0%
  Cost of revenue                              10,483     58.3%   12,074      72.2%         21,362     60.1%    24,317     71.2%
                                               ------             ------                    ------              ------
  Gross profit                                  7,504     41.7%    4,648      27.8%         14,203     39.9%     9,859     28.8%
  Operating expenses:
     Selling, general and administrative        5,955     33.1%    4,962      29.7%         10,836     30.5%    10,289     30.1%
     Depreciation and amortization                352      2.0%      375       2.2%            702      2.0%       936      2.7%
                                               ------             ------                    ------              ------
  Total operating expenses                      6,307     35.1%    5,337      31.9%         11,538     32.4%    11,225     32.8%
                                               ------             ------                    ------              ------



  Operating income (loss)                       1,197      6.7%     (689)     -4.1%          2,665      7.5%    (1,366)    -4.0%

  Gain on sale of assets                            -      0.0%    5,575      33.3%              -      0.0%     5,575     16.3%
  Interest expense, net                           (16)    -0.1%     (144)     -0.8%           (131)    -0.4%      (309)    -0.9%
  Other income(expense)                            19      0.1%      (84)     -0.5%             53      0.1%       344      1.0%
                                               ------             ------                   -------              ------
  Income before income taxes                    1,200      6.7%    4,658      27.9%          2,587      7.3%     4,244     12.4%

  Provision for income taxes                      457      2.5%    1,893      11.3%            985      2.8%     1,933      5.7%
                                               ------            -------                   --------             ------
  Net income                                   $  743      4.1%  $ 2,765      16.5%        $  1,602     4.5%    $2,311      6.8%
                                               ======            =======                   ========             ======


  Revenues. Revenues for the three and six months ended June 30, 1999 amounted to $18.0 million and $35.6 million, respectively, as compared with revenues of $16.7 million and $34.2 million in the three and six months ended June 30, 1998, respectively. Included in the June 30, 1998 results were revenues of $1.3 (three month period) and $5.3 million (six month period) related to the Company's Erudite subsidiary and $.4 million (three month period) and $1.1 million (six month period) of revenues related to its Oil and Gas business unit. As previously disclosed, the assets of these businesses were divested in 1998. A 38% increase (year-to-date) in the Process business unit's revenues and a 17% increase (year-to-date) in the Power business unit's revenues resulting from increased orders off set the reduction in the Company's revenues from these dispositions.


  Gross Profit. Gross profit increased to $7.5 million, (41.7% of revenues) for the three months ended June 30, 1999 from $4.6 million (27.8% of revenues ) for the corresponding period in 1998. This increase reflects a higher component of upgrade projects in the Process business unit in 1999 than in 1998, mainly due to customer concerns about Year 2000 date calculations in their existing process control software. Such upgrade projects typically have less hardware and instumentation components and more license fees and application engineering work. Gross profit for the six months ended June 30, 1999 as compared to the same period in the prior year, reflected similar improvements.

  Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $6.0 million in the three months ended June 30, 1999, a 20% increase from the corresponding period in June, 1998. (Included in the 1998 costs was $796,000 related to Erudite and the Oil and Gas business.) The increase reflects additional sales and marketing personnel in the Process business unit, increased advertising and promotion related to the Company's VirtualPlant (TM) suite of products and services, acquisition costs of the BatchCAD assets, internal Y2K compliance programs, and legal fees related to the Company's new credit facility. For the six months ended June 30, 1999, SG&A expenses increased 5.3% as compared to the six months ended June 30, 1998; however, after excluding the costs related to Erudite and the Oil and Gas business in 1998 ($1,979), SG&A increased 30%. This increase is due to the same reasons outlined for the three months ended June 30, 1999.

  Gross research and product development expenditures were $1.3 million in the three months ended June 30, 1999 versus $1.4 million for the same period in 1998.Capitalized software development costs totaled $586,000 and $1.0 million for the second quarter of 1999 and 1998, respectively; accordingly, net research and development costs expensed and included in SG&A were $714,000 and $400,000 for the three months ended June 30, 1999 and 1998, respectively. The Company continues to invest in the conversion of its D/3 DCS, FlexBatch, and SimSuite Pro products to the Microsoft Windows NT(R) platform and the productization of its SimSuite software tools. For the six months ended June 30, 1999, gross research and development expenditures, capitalized development costs, and net research and development costs expensed in SG&A were $2.4 million, $1.7 million and $.7 million, respectively, versus $2.5 million, $1.7 million and $.8 million, respectively, for the comparable period in 1998.

  Depreciation and Amortization. Depreciation expense amounted to $250,000 and $294,000 during the three months ended June 30, 1999 and June 30, 1998, respectively. During the six months ended June 30, 1999 and June 30, 1998, depreciation expense was $508,000 and $772,000, respectively. The decrease in depreciation expense reflects the disposition of the Erudite and Oil and Gas assets in 1998.

  Amortization of goodwill was $102,000 and $81,000 during the three months ended June 30, 1999 and June 30, 1998, respectively. During the six months ended June 30, 1999 and 1998, goodwill amortization was $194,000 and $164,000, respectively.

  Operating Income (loss) . Operating income for the three months ended June 30, 1999, increased to $1.2 million, or 6.7% of revenues, from ($.7 million) loss, or (4.1%) of revenues, during the corresponding period of 1998. For the six months ended June 30, 1999, operating income increased to $2.7 million or 7.5% of revenues from a loss of ($1.4 million) or (4.0%) of revenues for the six months ended June 30, 1998. This significant increase in operating income reflects the disposition of unprofitable businesses, increases in revenues in the core business units, and improved contract margins.

  Interest Expense, net. Net interest expense decreased to $16,000 during the three months ended June 30, 1999, an 88% decrease from the corresponding period in 1998. The decrease was due to lower levels of borrowing and the receipt of $60,000 of interest income on the Keane note receivable. For the six months ended June 30, 1999, net interest expense totaled $131,000 versus $309,000 for the comparable period in 1998.

  Gain on Sale of Assets. For the three and six months ended June 30, 1998, the Company recognized a gain of $5.6 million on the sale of the Erudite assets. The sale and related gain are described more fully under Note 2 to the Condensed Consolidated Financial Statements, above.

  Other Income. Other income fluctuated significantly during the periods presented primarily due to the effect of gains and losses on foreign currency transactions from the Company's Asian operations in 1998.

  Income Taxes. The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three months and six months ended June 30, 1999 and June 30, 1998 is primarily the result of the effects of foreign operations being taxed at different tax rates, state income taxes, and a valuation allowance against all of the net operating losses generated during the three and six months ended June 30, 1998.

  Liquidity and Capital Resources

  During the six months ended June 30, 1999, the Company's operations provided $6.6 million of net cash, primarily resulting from collection of receivables. At June 30, 1999, the Company had cash and cash equivalents totaling approximately $3.4 million.

  Cash used in investing activities during the first six months of 1999 of $1.6 million relates primarily to the Company's capitalization of software development costs and normal capital expenditures off set by $791,000 of proceeds from asset sales.

  On June 4, 1999, the Company entered into a loan and security agreement with a financial institution for a new credit facility with a maturity date of May 31, 2002. Borrowings from this facility were used to pay off the existing debt under the Company's previous credit facility. These lines of credit, which are cross-collateralized, provide for borrowings up to a total of $9.0 million to support foreign letters of credit, margin requirements or foreign exchange contracts and working capital needs. See Note 5 to the Condensed Consolidated Financial Statements above, for complete details about these lines of credit. Borrowings under the lines of credit were reduced by $3.8 million in the first six months of 1999. At June 30, 1999, there were $2.9 million in borrowings under these lines of credit.

  Management believes the Company has sufficient liquidity and working capital resources necessary for currently planned business operations, debt service requirements, planned investments and capital expenditures.

  Impact of the "Year 2000" Issue

  The "Year 2000" issue, which arises in date calculations, is caused by computer systems using two digits rather than four to define the applicable year. After December 31, 1999, such systems may recognize "00" as 1900 rather than 2000. This could result in a system failure or miscalculation causing disruptions to operations, including, among other things, a temporary inability to process data or engage in normal business operations and activities.

  To address these contingencies, the Company has instituted a compliance program covering not only the Company's products, but also its internal administrative and financial systems. The program is intended to minimize significant detrimental effects on both the Company's operations and the software products it develops and markets to its customers.

  While the Company believes that it has identified substantially all of the potential "Year 2000" problems which could affect current versions of its products, it is not possible to determine with certainty that all such problems have been identified or corrected, with either current products or previous versions thereof, due both to the complexity of these products, and the fact that they interact with products of third party vendors not under the Company's control.

  The Company also relies on various administrative and financial applications of computer products and software, including processing of customer orders and collection of customer accounts, which require correction to properly handle "Year 2000" related dates. In the event that one or more of these systems is not adequately corrected, the Company's ability to obtain customers, and schedule and fulfill their demands, could be impaired. Further, if a collection processing system, or a component thereof, were to fail, the Company may not be able to properly determine and apply payments to customer account balances or correctly determine cash balances. While these events are possible, the Company anticipates that the breadth of its customer base and its compliance programs and corrective measures taken will effectively minimize the effects of such interruptions without significant adverse effect on the Company. However, there can be no assurance that such events will not have a material adverse effect on the Company's business, results of operations, business prospects, or financial performance and condition.

  The Company estimates that the aggregate cost to address the "Year 2000" issue will not exceed approximately $1.9 million in 1999. The Company believes that most of the customer related costs associated with the "Year 2000" issue would have occurred as part of its normal operations. The Company does not track these costs separately. Of the amount to be expended in 1999, the Company believes that approximately $225,000, primarily related to upgrades to internal systems, is incremental to normal operating costs. While the Company believes its efforts will provide reasonable assurance that material disruptions to its internal systems and installed products will not occur, the potential for interruption still exits. There can be no assurance that the cost estimates associated with the Company's "Year 2000" issue will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's business, results of operation, or financial condition.

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

  The Company is also subject to market risk related to the interest rates on its existing lines of credit. Such interest rates are currently based on the prime rate plus three percent.

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

  Item 2. Changes in Securities and Use of Proceeds
          None

  Item 3. Defaults Upon Senior Securities
          None

  Item 4. Submission of Matters to a Vote of Security Holders

                                                                                   Votes
          Proposal                     For          Against      Abstain          Withheld

  1)  Election of Directors
      Christopher M. Carnavos       4,184,116                                      2,151
      Sheldon L. Glashow            4,184,116                                      2,151
      Scott N. Greenberg            4,184,116                                      2,151


  2)  To amend the Company's
      1995 Long-Term Incentive      3,925,716       253,651       6,900              -
      Plan

  3)  Ratification of
      PricewaterhouseCoopers LLP
      as Independent Accountants    4,167,116         2,151      17,000


  Item 5. Other Information

  Forward-Looking Statements

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

  Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibit Index

          The following exhibits are filed herewith.

                                   EXHIBIT INDEX

Exhibit No.                 Description
-----------                 -----------


10.22  Loan and Security  Agreement  among GSE Power Systems,  Inc., GSE Process
       Solutions,   Inc.,  GSE  Systems,   Inc.  MSHI,  Inc.,  GP  International
       Engineering & Simulation,  Inc., and Dime Commercial Corp., dated June 4,
       1999.

10.23  Export-Import Bank of the United States Working Capital Guarantee Program
       Borrower Agreement dated June 4, 1999 between the Export- Import Bank of the United States and GSE Power Systems, Inc., and acknowledged by Dime
       Commercial Corp.

10.24  $6,000,000   Promissory  Note  dated  June  4,  1999,  from  GSE  Process
       Solutions, Inc., and GSE Power Systems, Inc. to Dime Commercial Corp.

10.25  $3,000,000   Promissory  Note  dated  June  4,  1999,  from  GSE  Process
       Solutions, Inc., and GSE Power Systems, Inc. to Dime Commercial Corp.

10.26  ManTech  International  Corporation  Guarantee to Dime  Commercial  Corp.
       dated June 4, 1999.

10.27  GP Strategies, Inc.  Guarantee to Dime  Commercial  Corp.  dated June 4,
       1999.

       (b)  Reports on Form 8-K

            None

                                SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  Date: August 13, 1999 GSE SYSTEMS, INC.


                           /S/ Christopher M. Carnavos
                           ---------------------------
                             Christopher M. Carnavos
                             President and Director
                          (Principal Executive Officer)





                             /S/ Jeffery G. Hough
                           ---------------------------
                               Jeffery G. Hough
                 Senior Vice President, Chief Financial Officer
                                  and Treasurer
                   (Principal Financial & Accounting Officer)