Form 10-Q
period 1999-09-30
GSE SYSTEMS INC
filed 1999-11-15
CIK 944480

Conformed


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1999.

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

As of November 5, 1999, there were 5,065,688 shares of the Registrant's common stock (par-value $ .01 per share) outstanding.

                                                                   2
                               GSE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX
                                                                            PAGE

PART I. FINANCIAL INFORMATION 3

Item 1. Financial Statements:

        Consolidated  Balance Sheets as of September 30, 1999 and
        December 31, 1998                                                      3

        Consolidated Statements of Operations for the Three and Nine
        Months Ended September 30, 1999 and September 30, 1998                 4

        Consolidated  Statements of  Comprehensive  Income (Loss) for
        the Three and Nine Months Ended September 30, 1999 and
        September 30, 1998                                                     5

        Consolidated  Statements  of Cash Flows for the Nine Months
        Ended September 30, 1999 and September 30, 1998                        6

        Notes to Consolidated Financial Statements                             7

Item 2. Management's  Discussion  and  Analysis  of Results of
        Operations and Financial Condition                                    12

Item 3. Quantitative and Qualitative Disclosure About Market Risk             16


PART II.OTHER INFORMATION
                                                                              16
Item 1. Legal Proceedings                                                     16

Item 2. Changes in Securities and Use of Proceeds                             16

Item 3. Defaults Upon Senior Securities                                       16

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      17

SIGNATURES                                                                    18

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                (in thousands, except share and per share data)

                                   ASSETS                                     September 30,       December 31,
                                                                                  1999              1998
                                                                               (unaudited)
                                                                             ----------------   --------------
Current assets:
     Cash and cash equivalents                                             $           3,601  $         2,240
     Restricted cash                                                                     735                -
     Contract receivables                                                             18,572           24,426
     Note receivable                                                                       -            1,000
     Inventories                                                                       3,300            2,892
     Prepaid expenses and other current assets                                         2,290            1,654
     Deferred income taxes                                                               139              150
                                                                             ----------------   --------------
         Total current assets                                                         28,637           32,362

Property and equipment, net                                                            3,446            2,714
Software development costs, net                                                        5,287            4,715
Goodwill and other intangible assets, net                                              2,594            2,781
Deferred income taxes                                                                  3,042            3,366
Other assets                                                                           3,289            2,805
                                                                             ================   ==============
         Total assets                                                      $          46,295  $        48,743
                                                                             ================   ==============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit                                                       $           6,974  $         6,746
     Accounts payable                                                                  5,686            8,407
     Accrued expenses                                                                  5,607            4,344
     Billings in excess of revenue earned                                              3,716            6,359
     Accrued contract and warranty reserves                                              891              846
     Other current liabilities                                                         2,101            1,451
     Income taxes payable                                                                  -              151
                                                                             ----------------   --------------
         Total current liabilities                                                    24,975           28,304

Notes payable to related parties                                                         116              148
Accrued contract and warranty reserves                                                   719              596
Other liabilities                                                                      2,344            2,606
                                                                             ----------------   --------------
         Total liabilities                                                            28,154           31,654
                                                                             ----------------   --------------
Stockholders' equity:
     Common stock $.01 par value, 8,000,000 shares authorized,
         5,065,688 shares issued and outstanding                                          50               50
     Additional paid-in capital                                                       21,678           21,678
     Retained earnings (deficit) - at formation                                       (5,112)          (5,112)
     Retained earnings - since formation                                               2,032            1,158
     Accumulated other comprehensive income (loss)                                      (507)            (685)
                                                                             ----------------   --------------
         Total stockholders' equity                                                   18,141           17,089
                                                                             ----------------   --------------
         Total liabilities & stockholders' equity                         $           46,295  $        48,743
                                                                             ================   ==============

     The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                                     1999        1998             1999        1998
                                                    ------------------            ----------------
  Contract revenue                                  $ 15,587   $ 19,244          $ 51,152    $ 53,418
  Cost of revenue                                     10,289     12,695            31,651      37,012
                                                    --------    --------          --------   --------
       Gross profit                                    5,298      6,549            19,501      16,406

  Operating expenses:
       Selling, general and administrative             5,909      4,404            16,745      14,891
       Depreciation and amortization                     400        405             1,102       1,340
                                                    --------    --------          --------   --------
  Total operating expenses                             6,309      4,809            17,847      16,231
                                                    --------    --------          --------   --------

  Operating income (loss)                             (1,011)     1,740             1,654         175

  Gain (loss) on sale of assets                            -      5,025)                -         550

  Interest (expense),net                                (140)       (81)              (271)      (295)
  Other income (expense)                                 (26)       (80)                27        370
                                                    --------    --------          --------   --------

  Income (loss) before income taxes                   (1,177)    (3,446)             1,410        800

  Provision for (benefit from) income taxes             (450)    (1,276)               535        659
                                                    --------    --------          --------   --------

  Net income (loss)                                 $   (727)  $ (2,170)         $     875   $    141
                                                    ========    ========          ========   ========

  Basic earnings (loss) per common share            $  (0.14)   $ (0.43)         $    0.17    $  0.03
                                                    ========    ========          ========   ========

  Diluted earnings (loss) per common share          $  (0.14)   $ (0.43)        $    0.17    $  0.03
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

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)

                                                     Three Months Ended           Nine Months Ended
                                                       September 30,                September 30,
                                                     1999          1998           1999         1998
                                                     ------------------           -----------------
 Net income (loss)                                 $   (727)   $ (2,170)         $   875   $    141

Other comprehensive income (loss):
     Foreign currency translation adjustment            106        (370)             178       (375)
                                                   --------    --------          --------   --------
     Comprehensive income (loss)                   $   (621)   $ (2,540)          $ 1,053   $  ( 234)


The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      For theNine Months Ended
                                                                              September 30,

                                                                          1999             1998
                                                                        --------         --------
  Cash flows from operating activities:
  Net income                                                            $    875         $    141
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         2,470            2,936
     Provision for doubtful contract receivables                            (556)            (245)
     Amortization of fair value of warrants issued to non-employees          120              120
     Deferred income taxes                                                   335              409
     Equity in loss of investee                                                -              128
     Gain on sale of assets                                                    -             (550)
     Changes in assets and liabilities:
         Contract receivables                                              6,619          (1,618)
         Inventories                                                        (408)            (117)
         Prepaid expenses and other assets                                (1,120)          (1,123)
         Accounts payable and accrued expenses                            (1,458)          (2,156)
         Billings in excess of revenues earned                            (2,643)           2,458
         Accrued contract and warranty reserves                              169              (42)
         Other current liabilities                                           757             (677)
         Income taxes payable                                               (151)             572
         Other liabilities                                                  (252)              83
                                                                        --------         --------
  Net cash provided by operating activities                                4,757              319
                                                                        --------         --------
  Cash flows from investing activities:
     Proceeds from sale of assets                                            791            8,955
     Capital expenditures                                                 (1,517)          (1,591)
     Capitalization of software development costs                         (1,822)          (2,414)
                                                                        --------         --------
  Net cash provided by (used in) investing activities                     (2,548)           4,950
                                                                        --------         --------

  Cash flows from financing activities:
     Restricted cash                                                        (735)               -
     Increase (decrease) in lines of credit with bank                        228           (3,364)
     Repayments under capital lease obligations                             (119)            (143)
     Decrease in notes payable to related parties                            (32)             (12)
                                                                        --------         --------
  Net cash provided by (used in) financing activities                       (658)          (3,519)
                                                                        --------         --------
  Effect of exchange rate changes on cash                                   (190)            (147)
                                                                        --------         --------
  Net increase in cash and cash equivalents                                1,361            1,603
  Cash and cash equivalents at beginning of period                         2,240              334
                                                                        ========         ========
  Cash and cash equivalents at end of period                            $  3,601         $  1,937
                                                                        ========         ========


       The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

1.   Basis of Presentation

     The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the "Company") without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

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


              Property and equipment                              $ 22,000
              Trade receivables                                     45,000
              Purchased software (property and equipment)          481,000
                                                                   -------
                                                                  $548,000
                                                                  ========

     On April 30, the Company acquired all proprietary technology and software assets from, and assumed substantially all customer contracts of, Mitech Corporation, a Massachusetts company and supplier of event and alarm management and reporting software tools. The purchase price was $350,000 (consisting of $300,000 in cash and $50,000 payable one year from the closing) and was allocated 100% to property and equipment as purchased software.

     Dispositions

     On November  10, 1998,  the Company  completed  the sale of certain  assets related to the activities of its Oil & Gas business unit, to Valmet Automation (USA), Inc. ("Valmet"), pursuant to an Asset Purchase Agreement, effective as of October 30, 1998, by and between the Company and Valmet. The Company recognized a loss on this transaction, in the quarter ended September 30, 1998, of $5.0 million, including the write-off of approximately $2.9 million in capitalized software development costs, since all operations that supported the recoverability of these capitalized costs had been sold. In connection with the sale of these assets, the Company received approximately $742,000 in cash, subject to certain adjustments, and Valmet assumed certain identified liabilities. Included in the Consolidated Statement of Operations for the nine-month period ended September 30, 1998, are revenues of $1.1 million and operating losses of $721,000 attributable to the Oil & Gas business unit prior to the sale to Valmet.

     On May 1, 1998, the Company completed the sale of substantially all of the assets of Erudite Software to Keane, Inc. ("Keane"), pursuant to an Asset Purchase Agreement, dated as of April 30, 1998, by and among the Company, Erudite Software and Keane. The aggregate purchase price for the Erudite assets was approximately $9.9 million (consisting of $8.9 million in cash and $1.0 million in the form of an unsecured promissory note due on April 30, 1999, subject to certain adjustments). In connection with the transaction, Keane purchased certain assets with a book value of $4.4 million and assumed certain operating liabilities totaling approximately $2.2 million. The Company recognized a gain before income taxes on this transaction of $5.6 million. In connection with the sale of these assets, the Company wrote off approximately $800,000 in capitalized software development costs, as well as $321,000 of purchased software, since all operations that supported the recoverability of these costs were sold. The write-off of these costs was reflected in the calculation of the gain on the sale.

     As noted above, the purchase price for the sale of Erudite Software was subject to post-closing adjustments based upon a balance sheet as of the closing date (the "Closing Balance Sheet"). Due to certain differences in valuation amounts of the Closing Balance Sheet, the purchase price was reduced by $269,000, which was accrued for during the prior year. Accordingly, of the $1.0 million promissory note due GSE on April 30, 1999, GSE received $731,000 plus $60,000 interest income.

3.   Basic and Diluted Earnings (Loss) Per Common Share

     Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted earnings per share is the same as basic for the three months ended September 30, 1999 and 1998 because the effect of potential common shares is anti-dilutive.

     The number of common shares and common share equivalents used in the determination of basic and diluted earnings per share was as follows:



                                                     Three months ended            Six months ended
                                                        September 30,                September 30,
                                                      1999        1998             1999        1998
                                                     ------------------            ----------------
  Weighted average shares outstanding:
     Basic                                          5,065,688   5,065,688         5,065,688  5,065,688

                                                    ---------   ---------         ---------  ---------
     Diluted                                        5,065,688   5,065,688         5,239,756  5,219,421
                                                    =========   =========         =========  =========

     The difference between the basic and diluted number of weighted average shares outstanding for the nine months ended September 30, 1999 and 1998 represents dilutive options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period.

4.   Inventories

     Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value.

     Inventories, net, consist of the following at:


                                                       (In Thousands)
                                               September 30,        December 31,
                                                  1999                 1998
                                               ------------         ------------
      Raw materials                            $      2,360         $      1,873
      Service parts                                     940                1,019
                                               ------------         ------------
      Total                                    $      3,300         $      2,892
                                               ============         ============

5.   Software Development Costs

     Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenues and is provided at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. Software development costs capitalized were $790,000 and $300,000 for the three months ended September 30, 1999 and 1998, respectively, and $1.8 million and $2.0 million for the nine months ended September 30, 1999 and 1998, respectively. Total amortization expense was $469,000 and $417,000 for the three months ended September 30, 1999 and 1998, respectively, and $1.4 million and $1.5 million for the nine months ended September 30, 1999 and 1998, respectively.

6.   Financing Arrangements

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

     The first line, for $6.0 million, used by the Power business unit ("Power"), is 90% guaranteed by the Export-Import Bank of the United States ("EXIM") through March 31, 2000, is collateralized by substantially all of Power's assets, and provides for borrowings up to 90% of eligible receivables and 60% of unbilled receivables. The second line, for $3.0 million, used by the Process business unit ("Process"), is collateralized by substantially all of Process' assets, and provides for borrowing up to 85% of eligible receivables and 20% of eligible inventory up to a maximum of $600,000. Both lines are guaranteed by the Company and collateralized by substantially all of the Company's assets. At September 30, 1999, the Company's available borrowing base was $8.7 million, of which $7.0 million had been utilized.

     The lines require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. The Company was in compliance with all covenants as of September 30, 1999. All balances under these lines have been classified as current liabilities based on the fact that the extension of the lines beyond March 31, 2000 is contingent on the extension of the EXIM guarantee.

     The Company has two outstanding letters of credit (totaling $735,000) that were issued through the Company's previous financial institution and were supported by the Company's credit facility. These letters of credit could not be reissued by GSE's new financial institution, so the Company was required to deposit funds with the issuing institution as collateral against the letters of credit.

     In 1998, in connection with the Company's previous credit facility, the Company had arranged for certain guarantees to be provided on its behalf by GP Strategies Corporation ("GP Strategies") and ManTech International Corporation ("ManTech"), both of which are shareholders of the Company. (These guarantees have been reissued for the new credit facility.) In consideration for these guarantees, the Company granted each of ManTech and GP Strategies warrants to purchase shares of the Company's common stock; each of such warrants provides the right to purchase at least 150,000 shares of the Company's common stock at an exercise price of $2.375 per share. In 1998, the Company recorded $300,000 as the estimated fair value of such warrants in the consolidated financial statements and amortized such value over the life of the initial guarantee, which expired in June 1999. The amortization was completed at June 30, 1999, resulting in a year-to-date charge of $120,000. The fair value of the warrants was determined using the Black-Scholes valuation model. Assumptions used in the calculation were as follows: dividend yield of 0%, expected volatility of 61%, risk-free interest rates of 5.6% and expected terms of 2.5 years.

7.  Income Taxes

     The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three and nine months ended September 30, 1999 and 1998 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of September 30, 1999 and December 31, 1998, the aggregate deferred tax assets are recorded net of a valuation allowance of $1.1 million.

8.   Segment Reporting

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

     The table below presents information about reported segments:

                                                            (In Thousands)
                                   Three Months Ended September 30,       Nine Months Ended September 30,
                                             1999                                    1999
                                   Process        Power     Total         Process   Power     Total
Contract revenue                   $8,151         $7,436    $15,587       $28,115   $23,037   $51,152
                                   ------         ------    -------       -------   -------   -------
Business unit contribution         $ (462)        $  843    $   381       $ 2,282   $ 3,453   $ 5,735
                                   ======         ======    =======       =======   =======   =======


                                             1998                                    1998
                                   Process        Power     Total         Process   Power     Total
Contract revenue                   $11,669        $7,575    $19,244       $26,137   $20,877   $47,014
                                   ------         ------    -------       -------   -------   -------
Business unit contribution         $1,757        $1,120     $ 2,877       $1,997    $ 3,157   $ 5,154
                                   ======        ======     =======       ======    =======   =======

     Below is a reconciliation of segment revenue to consolidated revenue and segment business unit contribution to consolidated income before taxes.

                                                            (In Thousands)
                                   Three Months Ended September 30.       Nine Months Ended September 30,
                                      1999          1998                        1999      1998
Total segment revenue                 $15,587        $19,224                    $51,152   $47,014
All other                                   -              -                          -     6,404
                                        -----          -----                      -----     -----
     Consolidated contract revenue    $15,587        $19,244                    $51,152   $53,418
                                      =======        =======                    =======   =======

Segment business unit contribution    $   381        $ 2,877                    $ 5,735   $5,154
All other business unit
    contribution (loss)                     -              -                          -     (491)
Corporate expenses                     (1,418)        (1,217)                    (4,054)  (4,118)
(Loss) gain on sale of assets               -         (5,025)                         -      550
Interest expense, net                    (140)           (81)                      (271)    (295)
                                         ----            ---                       ----     ----
Consolidated income (loss) before
    taxes                              $(1,177)      $(3,446)                   $ 1,410   $  800
                                       =======       =======                    =======    =====


9.   Recent Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company will be required to adopt this new accounting standard by June 30, 2000. Management does not anticipate early adoption. The Company believes that the effect of adoption of FAS No.133 will not be material.

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

     In 1998, the Company divested the assets of its Oil and Gas business unit and of its wholly-owned subsidiary, Erudite Software, and refocused its attention on its two core business units, Power and Process. The Power business unit primarily provides simulation systems and services to the power generation industry, while the Process business unit focuses on providing process control and simulation in various process industries. For a breakdown of relevant financial information by segment, see Note 8 to the Consolidated Financial Statements, above.

     The Company has begun the pursuit of strategic growth opportunities that will complement the Company's core businesses and can be effected without diverting the focus of the Company. In April, 1999, the Company completed two asset purchase transactions for the Process business unit. On April 20, the Company purchased certain assets and employed the associates of BatchCAD Limited, a United Kingdom-based supplier of batch process development and design consulting services and simulation software tools. With this acquisition, the Company has gained a presence in the United Kingdom, with an office in Hexham, England, which will provide the baseline for future expansion in the region. On April 30, the Company acquired all proprietary technology and software assets from, and assumed substantially all customer contracts of, Mitech Corporation, a Massachusetts company and supplier of event and alarm management and reporting software tools. Both of these acquisitions have added to the current customer base of GSE Systems, Inc. and offer new opportunities in promoting the Company's existing products and services.

     On May 24, 1999, the Company announced its new business and marketing strategy "VirtualPlant[TM]". VirtualPlant[TM] combines the benefits of real-time simulation with control systems to create a living, learning real-time representation of an operating plant. VirtualPlant[TM] also allows a company to create an environment for simulation rather than experimentation. Based on sophisticated simulation technologies and expert knowledge of processing realities, VirtualPlant[TM] is a fully integrated, comprehensive program of customizable software, consulting services and training that energy and process manufacturing companies can use to dramatically reduce time to market, minimize development costs, achieve greater optimization and improve overall profitability.

     On October 1, 1999, the Company released D/3 DCS[TM] Version 10.0, the Windows NT version of its core Distributed Control System software for the process industry. The NT release of the D/3 product allows the powerful and continuous batch processing system to be used in smaller applications with no loss in functionality. Additionally, the flexibility of the NT offering allows efficient integration with everyday desktop tools commonly available in the NT environment, while at the same time protecting an investment in existing control applications.

     Results of Operations

     The following table sets forth the results of operations for the periods presented expressed as a percentage of revenues (in thousands).

                                                  Three months ended September 30,             Nine months ended September 30,
                                                1999        %      1998        %             1999       %        1998        %
                                               ------------------------------------         ------------------------------------


  Contract revenue                            $15,587    100.0%  $19,244     100.0%        $51,152    100.0%   $53,418    100.0%
  Cost of revenue                              10,289     66.0%   12,695      66.0%         31,651     61.9%    37,012     69.3%
                                               ------    -----    ------     ------         ------    -----     ------    -----
  Gross profit                                  5,298     34.0%    6,549      34.0%         19,501     38.1%    16,406     30.7%
  Operating expenses:
     Selling, general and administrative        5,909     37.9%    4,404      22.9%         16,745     32.7%    14,891     27.9%
     Depreciation and amortization                400      2.6%      405       2.1%          1,102      2.2%     1,340      2.5%
                                               ------    -----    ------     ------         ------    -----     ------    -----
    Total operating expenses                    6,309     40.5%    4,809      25.0%         17,847     34.9%    16,231     30.4%
                                               ------    -----    ------     ------         ------    -----     ------    -----

  Operating income (loss)                      (1,011)    -6.5%    1,740       9.0%          1,654      3.2%       175      0.3%

  Gain/(loss) on sale of assets                     -      0.0%   (5,025)    -26.1%              -      0.0%       550      1.0%
  Interest expense, net                          (140)    -0.9%      (81)     -0.4%           (271)    -0.5%      (295)     -.5%
  Other income (expense)                          (26)    -0.2%      (80)     -0.4%             27      0.1%       370      0.7%
                                               ------    -----   -------     ------         ------    -----     ------    -----
  Income (loss) before income taxes            (1,177)    -7.6%   (3,446)    -17.9%          1,410      2.8%       800      1.5%

  Provision for (benefit from)income taxes       (450)    -2.9%   (1,276)     -6.6%            535      1.1%       659      1.2%

                                               ------    -----   -------     ------        --------   -----     ------    -----
  Net income (loss)                            $ (727)    -4.7%  $(2,170)    -11.3%         $  875      1.7%    $  141      0.3%
                                               ======    =====   =======     ======        ========   =====     ======    =====

     Revenues. Revenues for the three months ended September 30, 1999 and 1998 totaled $15.6 million and $19.2 million, respectively. The Process business' third quarter 1999 revenues have been affected by an order slowdown as customers wait until after the Y2K date issue has passed to continue their normal levels of investment in control system hardware and software upgrades. Revenues for the nine months ended September 30, 1999 totaled $51.2 million as compared with revenues of $53.4 million for the nine months ended September 30, 1998. As previously disclosed, the assets of the Company's Erudite subsidiary and Oil and Gas business unit were divested in 1998. Whereas the third quarter 1998 results included no revenues related to these businesses, the revenues for the nine months ended September 30, 1998 included $6.4 million from these businesses.

     Gross Profit. Due to the lower revenues in the third quarter 1999, gross profit decreased to $5.3 million (34% of revenues) for the three months ended September 30, 1999 from $6.5 million (34% of revenues) for the corresponding period in 1998. Conversely, gross profit for the nine months ended September 30, 1999 as compared to the same period in the prior year, increased to $19.5 million (38% of revenues) from $16.4 million (30.7% of revenues). The increase in gross margin as a percentage of revenues reflects a higher component of upgrade projects in the Process business unit in 1999 than in 1998, mainly due to customer concerns about Year 2000 date calculations in their existing process control software. Such upgrade projects typically have less hardware and instrumentation components and more license fees and application engineering work, which tend to generate better margins.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $5.9 million in the three months ended September 30, 1999, a 34% increase from the corresponding period in 1998. The increase, excluding research and development costs, reflects additional sales and marketing personnel in the Process business unit, increased advertising and promotion related to the Company's VirtualPlant TM suite of products and services, a European user's conference, and internal Y2K compliance programs. For the nine months ended September 30, 1999, SG&A expenses increased 12% as compared to the nine months ended September 30, 1998; however, after excluding the costs related to Erudite and Oil and Gas in 1998 ($1.9 million), SG&A increased 30%. This increase is due to the same reasons described above for the three months ended September 30, 1999, as well as legal fees related to the Company's new credit facility incurred during the second quarter.

     Gross research and product development expenditures were $1.6 million in the three months ended September 30, 1999 versus $0.9 million for the same period in 1998. Capitalized software development costs totaled $790,000 and $300,000 for the third quarter of 1999 and 1998, respectively; accordingly, net research and development costs expensed and included in SG&A were $810,000 and $600,000 for the three months ended September 30, 1999 and 1998, respectively. The Company continued to invest in the conversion of its D/3 DCS (Version 10.0 was released during October 1999), FlexBatch, and SimSuite Pro products to the Microsoft Windows NT[R] platform and the productization of its SimSuite software tools. For the nine months ended September 30, 1999, gross research and development expenditures, capitalized development costs, and net research and development costs expensed in SG&A were $4.0 million, $1.8 million and $2.2 million, respectively, versus $3.4 million, $2.0 million and $1.4 million, respectively, for the comparable period in 1998.

     Depreciation and Amortization. Depreciation expense amounted to $314,000 and $324,000 during the three months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999 and 1998, depreciation expense was $822,000 and $1.1 million, respectively. The decrease in depreciation expense reflects the disposition of the Erudite and Oil and Gas assets in 1998.

     Amortization of goodwill was $86,000 and $81,000 during the three months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999 and 1998, goodwill amortization was $280,000 and $245,000, respectively.

     Operating Income (Loss) . Operating loss for the three months ended September 30, 1999 was $1.0 million versus operating income of $1.7 million for the three months ended September 30, 1998. This decrease is the result of (1) an order slowdown in the Process business unit as customers wait until the new year to make additional investments in their process control systems (after resolution of the Y2K date issue), (2) investments in the Company's VirtualPlantTM strategy, and (3) the Company's internal infrastructure Y2K compliance program. For the nine months ended September 30, 1999, operating income increased to $1.7 million, or 3.2% of revenues, from $175,000, or 0.3% of revenues for the nine months ended September 30, 1998. This significant increase in operating income reflects the disposition of unprofitable businesses, increases in revenues of the core business units, and improved contract margins.

     Interest Expense, net. Net interest expense increased to $140,000 during the three months ended September 30, 1999, a 73% increase from $81,000 in the corresponding period in 1998. This increase was due to higher levels of borrowing. For the nine months ended September 30, 1999, net interest expense totaled $271,000 versus $295,000 for the comparable period in 1998.

     Gain (Loss) on Sale of Assets. For the three months ended September 30, 1998, the Company recognized a loss of $5.0 million on the sale of assets relating to the Oil and Gas business unit. For the nine months ended September 30, 1999, the loss on sale of the Oil and Gas business unit was offset by a $5.6 million gain on the sale of the assets relating to Erudite. The sales and related gain and losses are described more fully under Note 2 to the Consolidated Financial Statements, above.


     Other Income. Other income fluctuated significantly during the periods presented primarily due to the effect of gains and losses on foreign currency transactions from the Company's Asian operations in 1998.

     Income Taxes. The Compan's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three months and nine months ended September 30, 1999 and 1998 is primarily the result of the effects of foreign operations being taxed at different rates, state income taxes, and a valuation allowance against all of the net operating losses generated during the three and six months ended June 30, 1998.

     Liquidity and Capital Resources

     During the nine months ended September 30, 1999, the Company's operations provided $4.8 million of net cash, primarily resulting from collection of receivables, offset by a reduction in the amount of billings in excess of revenues earned. At September 30, 1999, the Company had cash and cash equivalents totaling approximately $3.6 million.

     Cash used in investing activities during the first nine months of 1999 of $2.5 million relates primarily to the Company's capitalization of software development costs and normal capital expenditures off set by $791,000 of proceeds from a note receivable related to the sale of the Erudite assets in 1998.

     On June 4, 1999, the Company entered into a loan and security agreement with a financial institution for a new credit facility with a maturity date of May 31, 2002. Borrowings from this facility were used to pay off the existing debt under the Company's previous credit facility. These lines of credit, which are cross-collateralized, provide for borrowings up to a total of $9.0 million to support foreign letters of credit, margin requirements or foreign exchange contracts and working capital needs. See
     Note 6 to the Consolidated Financial Statements above, for complete details about these lines of credit. At September 30, 1999, the Company's available borrowing base was $8.7 million, of which $7.0 million had been utilized.

     The Company has two outstanding letters of credit (totaling $735,000) that were issued through the Company's previous financial institution and were supported by the Company's credit facility. These letters of credit could not be reissued by GSE's new financial institution, so the Company was required to deposit funds with the issuing institution as collateral against the letters of credit.

     Management believes the Company has sufficient liquidity and working capital resources necessary for currently planned business operations, debt service requirements, planned investments and capital expenditures

     Impact of the Year 2000 Issue

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

     While the Company believes that it has identified substantially all of the potential "Year 2000" problems which could affect current versions of its products, it is not possible to determine with certainty that all such problems have been identified or corrected, with either current products or previous versions thereof, due both to the complexity of these products, and the fact that they interact with products of third party vendors not under the Company's control

     The Company also relies on various administrative and financial applications of computer products and software, including processing of customer orders and collection of customer accounts, which require correction to properly handle "Year 2000" related dates. In the event that one or more of these systems is not adequately corrected, the Company's ability to obtain customers, and schedule and fulfill their demands, could be impaired. Further, if a collection processing system, or a component thereof, were to fail, the Company may not be able to properly determine and apply payments to customer account balances or correctly determine cash balances. While these events are possible, the Company anticipates that the breadth of its customer base and its compliance programs and corrective measures taken will effectively minimize the effects of such interruptions without significant adverse effect on the Company. However, there can be no assurance that such events will not have a material adverse effect on the Company's business, results of operations, business prospects, or financial performance and condition.

     The Company estimates that the aggregate cost to address the "Year 2000" issue will not exceed approximately $1.7 million in 1999. The Company believes that most of the customer related costs associated with the "Year 2000" issue would have occurred as part of its normal operations. The Company does not track these costs separately. Year-to-date, the Company has spent approximately $238,000, incremental to normal operating costs, on upgrades to its internal systems and outside consultant fees. While the Company believes its efforts will provide reasonable assurance that material disruptions to its internal systems and installed products will not occur, the potential for interruption still exits. There can be no assurance that the cost estimates associated with the Company's "Year 2000" issue will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's business, results of operation, or financial condition.


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

     Item 2. Changes in Securities and Use of Proceeds
              None

     Item 3. Defaults Upon Senior Securities
              None


     Item 4. Submission of Matters to a Vote of Security Holders
              None

     Item 5. Other Information
              None

     Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
     Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbors created by those Acts. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the Company's business in the domestic and international marketplace. All forward-looking statements involve risks and uncertainties, including, without limitation, risks relating to the Company's ability to enhance existing software products and to introduce new products in a timely and cost effective manner, reduced development of nuclear power plants that may utilize the Company's products, a long pay-back cycle from the investment in software development, uncertainties regarding the ability of the Company to grow its revenues and successfully integrate operations through expansion of its existing business and strategic acquisitions, the ability of the Company to respond adequately to rapid technological changes in the markets for process control and simulation software and systems, significant quarter-to-quarter volatility in revenues and earnings as a result of customer purchasing cycles and other factors, dependence upon key personnel, and general market conditions and competition. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties as set forth herein, the failure of any one of which could materially adversely affect the operations of the Company. The Companys plans and objectives are also based on the assumptions that market conditions and competitive conditions within the Company's business areas will not change materially or adversely and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can, therefore, be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
           None

     (b) Reports on Form 8-K

          Change in Registrant's Certifying Accountant, as filed with the Securities and Exchange Commission on October 26, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Date: November 12, 1999    GSE SYSTEMS, INC.


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