Form 10-K
period 1999-12-31
GSE SYSTEMS INC
filed 2000-03-31
CIK 944480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION          Conformed
                             Washington, D.C. 20549
                                    FORM 10-K
 (Mark One)
               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number 0-26494

                                GSE Systems, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                        52-1868008
        (State of incorporation) (I.R.S. Employer Identification Number)

                 9189 Red Branch Road, Columbia, Maryland 21045
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (410) 772-3500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                          Common Stock, $.01 par value
                              (Title of each class)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 Indicate by check mark if disclosure of delinquent  filers pursuant to
          Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates as of March 15, 2000 was $40,170,164 based on closing price of such stock on that date.

Number of shares of Common Stock outstanding as of March 15, 2000: 5,183,247

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part  III   incorporates   certain   information   by  reference  from  the
Registrant's definitive proxy statement to be filed for its 2000 Annual Meeting of Shareholders.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1999

                                TABLE OF CONTENTS


PART I                                                                     Page
Item 1. Business.............................................................. 3
Item 2. Properties............................................................12
Item 3. Legal Proceedings.................................................... 13
Item 4. Submission of Matters to a Vote of Security Holders.................. 13

PART II
Item 5. Market for the Registrant's Common Equity and Related
         Stockholder Matters................................................. 14
Item 6. Selected Financial Data.............................................. 15
Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 16
Item 7A Quantitative and Qualitative Disclosures About Market Risk........... 22
Item 8. Financial Statements and Supplementary Data.......................... 23
Item 9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.............................. 24
PART III
Item 10. Directors and Executive Officers of the Company*.................... 25
Item 11. Executive Compensation*............................................. 25
Item 12. Security Ownership of Certain Beneficial Owners
         and Management*..................................................... 25
Item 13. Certain Relationships and Related Transactions*..................... 25

PART IV
Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K................................................. 26

SIGNATURES................................................................... 26

Exhibits Index............................................................... 28


     * to be incorporated by reference from the Proxy Statement for the registrant's 2000 Annual Meeting of Shareholders.

     Cautionary Statement Regarding Forward-Looking Statements. This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbors created by those Acts. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the Company's business in the domestic and international marketplace. All forward-looking statements involve risks and uncertainties, including, without limitation, risks relating to the Company's ability to enhance existing software products and to introduce new products in a timely and cost-effective manner, reduced development of nuclear power plants that may utilize the Company's products, a long pay-back cycle from the investment in software development, uncertainties regarding the ability of the Company to grow its revenues and successfully integrate operations through expansion of its existing business and strategic acquisitions, the ability of the Company to respond adequately to rapid technological changes in the markets for process control and simulation software and systems, significant quarter-to-quarter volatility in revenues and earnings as a result of customer purchasing cycles and other factors, dependence upon key personnel, and general market conditions and competition. See "Risk Factors", in Part I. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties as set forth herein, the failure of any one of which could materially adversely affect the operations of the Company. The Company's plans and objectives are also based on the assumptions that market conditions and competitive conditions within the Company's business areas will not change materially or adversely and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can, therefore, be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.
                                     PART I

ITEM 1.  BUSINESS.

     GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") develops and delivers business and technology solutions by applying process control, simulation software, systems and services to the energy, process and manufacturing industries worldwide. The Company's solutions and services assist customers in reducing the time-to-market for new product development; improving chemistry for producing products; improving quality, safety and throughput; reducing operating expenses; and enhancing overall productivity. The Company's products are used in over 500 applications, representing over 200 customers in 30 countries, in the following industries: specialty chemical, food & beverage, pharmaceutical, and fossil and nuclear power generation.

Recent Developments.

     Following the scale back of the Company to its core business units in 1998, Power Systems and Process Solutions, GSE developed a business strategy in 1999 that leverages the strengths of these core businesses, simulation and automation. In May, 1999 the Company introduced its new business and marketing
strategy   VirtualPlant.   VirtualPlant  combines  the  benefits  of  real-time
simulation with control systems to create a "living", learning real-time representation of an operating plant. VirtualPlant also allows a customer to create an environment for simulation-enhanced experimentation, thereby reducing the amount of physical experimentation necessary to achieve an optimal design result for a new process product. Based on sophisticated simulation technologies and expert knowledge of processing realities, VirtualPlant is a fully integrated, comprehensive strategy including software, consulting services and training that energy and process manufacturing companies can use to dramatically reduce new product time-to-market, minimize development costs, achieve greater optimization and improve overall profitability. Several significant events have occurred in the last year that reflect the development of the Company's strategy:

o In April, 1999 the Company purchased certain assets and employed the associates of BatchCAD Limited, a United Kingdom-based supplier of batch process development and design consulting services and simulation software tools. The BatchCAD software tools provide simulation-based solutions that enable chemical, food, and pharmaceutical companies to achieve optimal configurations of chemistry, equipment, control system and other charcteristics necessary to technically describe enough parameters to successfully design and transfer to manufacturing a chemical product. In doing so, the product helps achieve a faster time-to-market and enables more product ideas to reach the full manufacturing stage.

o In April, 1999 the Company purchased certain assets and contracts of Mitech, a Massachusetts-based supplier of neural network and artificial intelligence software.

o In February, 2000 the Company participated in the founding of Avantium Technologies, a high technology company that employs high speed experimentation and simulation ("HSE&S") technologies in contract research and development in the area of new product development and process chemistry. GSE is an equity shareholder along with Shell International Chemical, SmithKline Beecham, W.R. Grace, three Dutch universities (Technical University of Delft, Technical University of Eindhoven, and Twente University) and three venture capital firms (Alpinvest, The Generics Group, and S.R.One, the SmithKline Beecham venture funding company). Avantium Technologies will deploy HSE&S techniques to rapidly discover and optimize new processes and products of interest to the petrochemicals, fine chemicals and pharmaceutical industries. GSE will provide the basis for the informatics system that will automate and maximize Avantium's lab environment, and the Company will utilize its core simulation technologies to assist in the optimization of experimentation as well as analysis of the resulting data. The Company's undiluted holdings in Avantium Technologies will be approximately 10%; after taking into consideration the expected dilutive effect of stock option plans, the Company's diluted ownership percentage is anticipated to be approximately 5%.

o The Company will have exclusive distribution and marketing rights to the technology developed with Avantium Technologies (including but not limited to the informatics solution set, the laboratory equipment/solution and associated equipment/sensor technology, the management services associated with the laboratory technology, the technology contributed by any of the current or future partners in Avantium) and will provide engineering and development services on a contract basis to Avantium for the completion of this technology.

o The Company initiated a market development program designed to bring the benefits of VirtualPlant, plus the products and services associated with its affiliation with Avantium Technologies, to major customers around the world. Additionally, the Company will directly, but non-exclusively, market the R&D capabilities of Avantium Technologies.

 Background.

     GSE Systems was formed on April 13, 1994, by ManTech International Corporation ("ManTech"), GP Strategies Corporation ("GP Strategies") and its affiliates, General Physics Corporation and SGLG, Inc.; and Vattenfall AB to consolidate the simulation and related businesses of their affiliates, GSE Power Systems, Inc. ("Power Systems" and formerly known as "Simulation, Systems & Services Technologies Company" or "S3 Technologies"), GP International Engineering & Simulation, Inc. ("GPI") and GSE Power Systems AB ("Power Systems AB" and formerly known as "EuroSim AB"). On December 30, 1994, GSE Systems expanded into the process control automation and supply chain management consulting industry through its acquisition of the process systems division of Texas Instruments Incorporated, which the Company operates as GSE Process Solutions, Inc. ("Process Solutions").

      In April 1996, the Company aligned its operating groups into three strategic business units ("BUs") to better serve its then primary vertical markets - Power, Process and Oil & Gas. The realignment allowed the Company to focus on providing all of its technologies to these markets, while addressing the specific needs of each market and delivering industry specific solutions. In May 1996, the Company acquired Erudite Software &
 Consulting, Inc.   "Erudite"),   a  regional   provider   of   client/server
 technology,  custom application  software  development,  training  services,
 hardware/software   sales,  and  network  design  and  implementation services.
 The acquisition was made to facilitate the Company's efforts to enter the client/server information technology solutions market. Erudite was subsequently combined with a small pre-existing consulting group within the Company to form the Company's Business Systems BU.

     In December 1997, the Company acquired 100% of the outstanding common stock of J.L.Ryan,Inc.,("Ryan"), a provider of engineering modifications and upgrade services to the power plant simulation market. The combination of the Compan's pre-existing technology with the technical staff of the acquired Ryan business positioned the Company to be more competitive for modifications and upgrade services projects within the nuclear simulation market.

     After incurring substantial losses in 1997, management decided to divest the Company's unprofitable BU's and concentrate its resources on its core businesses, Power Systems and Process Solutions. Accordingly, in April 1998, the Company sold substantially all of the assets of Erudite to Keane, Inc. and in November 1998, the Company divested certain assets of the Oil & Gas BU to Valmet Automation (USA), Inc. See Note 3, Acquisitions and dispositions, in the"Notes
to  Consolidated   Financial   Statements,"  for  a  discussion  of  these
transactions.

     As discussed in the "Recent Developments" Section above, in April
1999 the Company acquired certain assets and employed the associates of BatchCAD Limited. With this acquisition, the Company gained a presence in the United Kingdom, with an office in Hexham, England, that will provide the baseline for future expansion in the region. The BatchCAD product is a key element in the Company's VirtualPlant strategy.

Business  Strategy.

     GSE Systems combines real-time control automation, real-time simulation and application engineering for true problem solving techniques and solutions.
The Company believes this provides a technological advantage which, when combined with its focused efforts on targeted industry markets and defined application solution approach, allows its staff to assess, define, develop,
and  apply   innovative   solutions   that  meet  the  current  and  future
industry-specific needs of its customers.

     Users in the markets served by the Company want to focus their resources on their own customers and wish to spend less resources on managing areas such as control and simulation systems, the core strengths of GSE. Its products and services are designed to help its customers solve problems and create opportunity within these areas.

          Within the targeted industry segments, the Company seeks customers who will make investments based primarily on one of the following six basic goals:

      o Reduction in time-to-market for new product development
      o Improvement in chemistry for producing products
      o Increase in yield or efficiency
      o Improvement in quality
      o Solution to an environmental concern
      o Solution to a safety concern

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

     The  Company   has   enhanced   its   ability  to  develop   strategic
opportunities with the formation of a Business Development group. This group will focus on identifying industry trends and creating new opportunities for the Company to leverage its core capabilities of resources and products.

      As a result of this strategy, the Company has recently developed an informatics strategy that provides an integrated system for the management and implementation of advanced lab environments to assist companies in the development of new products and to improve the chemistry necessary to produce products under the most optimum conditions.

Services and Products.

     GSE Systems has developed its knowledge and expertise in process control and simulation systems that are utilized to improve, control and model processes. This expertise is concentrated heavily in the process industries, including the chemicals, food & beverage, and pharmaceuticals fields, as well as in the power generation industry, where the Company is a world leader in nuclear power plant simulation.

     As the Microsoft Windows NT operating environment continues to evolve, the Company has continued the migration of its products to this platform in such a way as to assure current customers' legacy applications will function properly while at the same time offering the advantages of the new technology. Although the Company uses open standards for its products, the Company's standard system configurations are based on the proprietary technology and know-how, which are necessary to meet the requirements of its customers in the controls and simulation markets.

     The Company's business model is based on software licensing and value-added services, as well as hardware sales. Because this model is based primarily on software and value-added services, the Company believes it can maintain its business model in an environment of rapidly decreasing hardware costs.

     In the Process Business Unit, the flagship product is a Distributed Control System ("DCS") product, known as the D/3 DCS that is highly flexible and open. This product is a real-time system, which uses multiple process control modules to monitor, measure, and automatically control variables in both continuous and complex batch processes, as well as form the platform for plant-wide information for use by operators, engineers and management.

     Other products include the following:

     o VPbatch (formerly  FlexBatch) , a flexible batch  manufacturing  system
     used  to  facilitate  the  rapid  creation  of  various  batch   production
     processes;

     o   TotalVision,   which  is  a   graphical   system   that   provides   a
     client/server-based human-machine interface for real-time process and plant information;

     o VPtv, a web enabled version of the TotalVision package; and

     o SABL, which is a sophisticated batch and sequential manufacturing software language that permits the scheduling and tracking of raw materials and finished products, data collection and emergency shutdown procedures.

     The Company's proprietary technology also includes real-time dynamic simulation tools and products that are used to develop high fidelity simulations for use in petroleum refineries, chemical processing plants and other industrial plants. The most prominent set of products and tools is known as SimSuite Pro, which facilitates design verification, process optimization and operator training.

     The Power Business Unit focuses on developing high fidelity, real-time, dynamic simulators for nuclear and fossil power plants for use in both operator training and plant optimization. GSE's SimSuite Power set of auto-code generators provides state of the art simulation of flow processes, logic and control systems and electrical distribution systems within a power plant. This technology is both licensed by the Company to its customers as well as used by the Company to develop simulators for its customers.

       In addition, other products include:

     o SimExec, a Windows NT based real-time simulation executive system that controls all simulation activities and allows for off-line software development environment in parallel with the training environment.

     o RACS, a fully integrated Access Control and Intrusion Detection System ideally suited for nuclear power plant security applications, and other large, multi-access facilities.

     o Simon, a computer workstation system used for monitoring stability of boiling water reactor plants. SIMON assists the operator in determining potential instability events, enabling corrective action to be taken to prevent unnecessary plant shutdowns.

     The Company also provides value-added services to help users plan, design, implement, and manage/support simulation and control systems. Services
     include application   engineering,   project   management,   training,
     site  services, maintenance contracts and repair.


Customers.

     The Company has provided over 500 simulation and process control systems to an installed base of over 200 customers worldwide. In 1999, approximately 38% of the Company's worldwide revenue was generated from end users outside the United States.

     The Companys customers include, among others, Archer Daniels Midland Company, Bethlehem Steel Corporation, BASF Corporation, Cargill Incorporated, Carolina Power and Light Company, Commonwealth Edison Company, Eastman Company, Eskom South Africa, Karnaraft Sakerhet & Utbildning AB, Merck & Co., Inc., Miller Brewing Company, Nationalina Elecktrischecka Kompania, Orgrez SC, Pacific Northwest National Laboratory, and Westinghouse Savannah River Company.

     For  the  year  ended  December  31,  1999,  one  customer   accounted  for
approximately 13% of the Company's revenues.

Strategic Alliances.

     In recent years, a high portion of the Company's international business has come from major contracts in Europe, the republics of the former Soviet Union, and the Pacific Rim. In order to acquire and perform these contracts, the Company entered into strategic alliances or partnerships with various entities including Automation Systems Co. Inc., a subsidiary of ManTech China Systems Corporation; Siemens AG (Europe); All Russian Research Institute for Nuclear
Power Plant Operation (Russia); Kurchatov Institute (Russia); Samsung Electronics (Korea); Toyo Engineering Corporation (Japan); and Institute for
Information Industry (Taiwan). These alliances have enabled the Company to penetrate these regions by combining its technological expertise with the regional or local presence and knowledge of its partners.

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

     GSE Systems employs a direct sales force in the continental United States that is regionally based, market focused and trained on its product and service offerings. Market-oriented business and customer development teams define and implement specific campaigns to pursue opportunities in the power, process and manufacturing marketplaces. This effort is supported by an extensive, regionally-based support organization focused on the current customer installed base. The Company's ability to support its multi-facility, international and/or multinational clients, is facilitated by its network of offices throughout the U.S. and overseas. Within the U.S., the Company maintains offices in: Alabama, Georgia, Louisiana, Maryland, North and South Carolina, Pennsylvania and Texas. Outside the U.S., the Company has offices in Sweden, Belgium, Japan, Taiwan and the United Kingdom. In addition to its offices located overseas, the Company's ability to conduct international business is enhanced by its multilingual and multicultural work force.

     The Company has recently enhanced the sales and marketing function by establishing a VirtualPlant customer and marketing development team. This group focuses on the executive level relationship between GSE and potential customer partners. This group will also be responsible for handling the new customer growth as a result of the Avantium venture.

     Strategic alliance partners, systems integrators and agents represent the Company's interests in Russia, Germany, Switzerland, Spain, Czech Republic, Slovakia, United Arab Emirates, India, South Africa, Venezuela, Mexico, Argentina, and the People's Republic of China.

Product Development.

     The Company  continued to invest in the  conversion of its D/3 DCS (Version
10.0 was released in October, 1999), VPbatch, and SimSuite Pro products to the Microsoft Windows NT platform. For the years ended December 31, 1999, 1998 and 1997, gross research and product development expenditures for the Company were $5.4 million, $4.3 million, and $5.1 million, respectively. Capitalized software development costs totaled $2.5 million, $2.3 million and $3.5 million for the years ended December 31, 1999, 1998 and 1997. See Note 2, Summary of significant accounting policies, in the "Notes to Consolidated Financial Statements", for a discussion of the Company's policy regarding capitalization of software development costs.

Industries Served.

     The following chart illustrates the approximate percentage of the Company's 1999, 1998 and 1997 revenues, respectively, attributable to each of the major industries served by the Company:

                                        1999         1998        1997
                                       ------       ------       ------

          Power                          48 %         42 %         31 %
          Process                        52 %         49 %         46 %
          Other                           0 %          9 %         23 %
                                       ------       ------       ------
               Total                    100 %        100 %        100 %
                                       ======       ======       ======



Contract Backlog.

     The Company does not reflect an order in backlog until it has received a contract that specifies the terms and milestone delivery dates. As of December 31, 1999, the Company's aggregate contract backlog totaled approximately $40 million.

Employees.

     As of December 31, 1999, the Company had 406 employees, a 9% increase from December 1998.

Segment Information.

     See Note 17, Segment information, in the "Notes to Consolidated Financial Statements", for discussion of the Company's segments.

RISK FACTORS.

Fluctuations in Quarterly Operating Results.

     The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of new products and enhancements by the Company and its competitors, and fluctuating foreign economic conditions. Since the Company's expense levels are based in part on its expectations as to future revenues, the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall and such revenue shortfalls would likely have a disproportionate adverse effect on net income. The Company believes that these factors may cause the market price for its common stock to fluctuate, perhaps significantly. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. The Company's common stock has also experienced a relatively low trading volume, making it further susceptible to extreme price fluctuations.

International Sales and Operations.

     Sales of products and the provision of services to end users outside the United States accounted for approximately 38% of the Companys consolidated revenues in 1999. The Company anticipates that international sales and services will continue to account for a significant portion of its revenues in the foreseeable future. As a result, the Company may be subject to certain risks, including risks associated with the application and imposition of protective legislation and regulations relating to import or export (including export of high technology products) or otherwise resulting from trade or foreign policy and risks associated with exchange rate fluctuations. Additional risks include potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties involving the Company's strategic alliances and managing foreign sales agents or representatives and potential difficulties in accounts receivable collection. The Company currently sells products and provides services to customers in emerging market economies such as Russia, Ukraine, Bulgaria, and the Czech Republic, as well as to customers in countries whose economies have suffered in the recent Asian financial crisis. The Company has taken steps designed to reduce the additional risks associated with doing business in these countries, but the Company believes that such risks may still exist and include, among others, general political and economic instability, lack of currency convertibility, as well as uncertainty with respect to the efficacy of applicable legal systems. There can be no assurance that these and other factors will not have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, the Company's ability to expand its business into certain emerging international markets is dependent, in part, on the ability of its customers to obtain financing.

Revenues in the Nuclear Power Industry.

     The Company will continue to derive a significant portion of its revenues from customers in the nuclear power industry, particularly the international nuclear power industry, for the foreseeable future. The Company's ability to supply nuclear power plant simulators and related products and services is dependent on the continued operation of nuclear power plants and, to a lesser extent, on the construction of new nuclear power plants. A wide range of factors affect the continued operation and construction of nuclear power plants, including the political and regulatory environment, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, general economic conditions and the ability of customers to obtain adequate financing.

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

     The Company's products are offered in markets affected by technological change and emerging standards that are influenced by customer preferences. The Company has expended significant resources in developing versions of its core products that operate in the increasingly popular Windows NT environment; however, there can be no assurance of customer acceptance of these Windows NT-based products or that these products will be competitive with products offered by the Company's competitors. Although the Company believes that no significant trends to migrate to other operating platforms currently affect the markets for the Company's products, there can be no assurance that customers will not require compatibility with such other operating platforms in the future.

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

     Additionally, GSE Systems' operations are dependent on the efforts of its technical personnel and its senior management. Thus, recruiting and retaining capable personnel, particularly engineers, computer scientists and other personnel with expertise in computer software and hardware, as well as particular customer processes, are critical to the future performance of the Company. Competition for qualified technical and management personnel is substantial.

Legal Liability.

     The Company's business could expose it to third party claims with respect to product, environmental and other similar liabilities. Although the Company has sought to protect itself from these potential liabilities through a variety of legal and contractual provisions as well as through liability insurance, the effectiveness of such protections has not been fully tested. The failure or malfunction of one of the Company's systems or devices could create potential liability for substantial monetary damages and environmental cleanup costs. Such damages or claims could exceed the applicable coverage of the Company's insurance. Although management has no knowledge of material liability claims against the Company to date, such potential future claims could have a material adverse effect on the business or financial condition of the Company. Certain of the Company's products and services are used by the nuclear power industry. The Company believes that it does not have significant liability exposure associated with such use, as nearly all such products and services relate to training. Although the Company's contracts for such products and services typically contain provisions designed to protect the Company from potential liabilities associated with such use, there can be no assurance that the Company would not be materially adversely affected by claims or actions which may potentially arise.

Influence of Affiliate Stockholders.

     As of the date of this report, certain directors, executive officers and other parties that are affiliates of the Company beneficially own approximately 45% of the common stock of the Company. If these stockholders vote together as a group, they will be able to exert significant influence on the business and affairs of the Company, including the election of individuals to the Company's Board of Directors, and the outcome of actions that require stockholder approval.

ITEM 2.         PROPERTIES.

     In early 1998, the Company entered into agreements whereby the lease for its then-existing Columbia facility was terminated. The operations that occupied this facility were relocated into two separate facilities during the second quarter of 1998. One of these facilities is in Columbia, Maryland (approximately 53,000 square feet) and is occupied by the operations of Power Systems, as well the Company's corporate headquarters offices and support functions; the other facility is in Baltimore, Maryland (approximately 39,000 square feet) and is occupied by the operations of Process Solutions. Each of the leases for these smaller facilities has a term of ten years.

     In addition, the Company leases office space domestically in Alabama, Georgia, Louisiana, Texas, Pennsylvania, North and South Carolina, and internationally in Belgium, Japan, Sweden, Taiwan, and the United Kingdom. The Company leases these facilities for terms ending between 2000 and 2002. During 1999, as part of the wind down of the Oil & Gas BU, the Company's facilities in Singapore and Korea were shut down.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is from time to time involved in legal proceedings incidental to the conduct of its business. The Company currently is not a party to legal proceedings which, in the opinion of management, are likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1999.
                                           PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock reported by the American Stock Exchange.

                                          1999
               Quarter        High                     Low
               First          $5                       $2 1/2
               Second         $6 3/4                   $4 1/8
               Third          $6 1/4                   $3 3/4
               Fourth         $4 1/4                   $3

                                          1998
               Quarter        High                     Low
               First          $3 1/2                   $2
               Second         $5                       $2 1/4
               Third          $3 11/16                 $1
               Fourth         $3 1/2                   $2 1/4

     In January 1999, the Company's common stock was approved for listing on the American Stock Exchange, where it now trades under the symbol "GVP". Previously, the Company's common stock had traded on the NASDAQ National Market System under the symbol "GSES".

     There were approximately 37 holders of record of the common stock as of March 15, 2000. Based upon information available to it, the Company believes there are approximately 700 beneficial holders of the common stock. The Company has never declared or paid a cash dividend on its common stock. The Company currently intends to retain future earnings to finance the growth and development of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     Historical consolidated results of operations and balance sheet data presented below, have been derived from the historical financial statements of the Company. Erudite was acquired on May 22, 1996 through a merger accounted for by using the pooling of interests method. Accordingly, the Company's financial statements have been restated to include, on a historical cost basis, the accounts and operations of Erudite for all periods presented. The Company disposed of substantially all of the assets of Erudite as of April 30, 1998. In November 1998, the Company completed the sale of certain assets related to activities of its Oil & Gas business unit ("O&G"), effective as of October 30, 1998. The balance sheet data of the Company as of December 31, 1997 includes the operations of Ryan which was acquired by Power Systems as of December 1, 1997. The statement of operations data for the year ended December 31, 1997 includes the activity of Ryan from the date of its acquisition.

     For information and disclosures regarding the Compan's business segments, see Note 17, Segment Information, in the "Notes to Consolidated Financial Statements".





                                                                               Year ended December 31,
                                                                      (in thousands, except per share data)

                                                              1995            1996            1997           1998          1999



Contract revenue                                            $ 96,060        $ 96,033         $ 79,711       $73,818       $66,699
Cost of revenue                                               65,592          63,679           58,326        49,814        41,629
      Gross profit                                            30,468          32,354           21,385        24,004        25,070

Operating expenses:
      Selling, general and administrative                     21,815          24,192           27,320        20,345        22,646
      Depreciation and amortization                            2,341           2,111            2,368         1,768         1,680
      Business combination costs                                 -             1,206             -              -            -
      Employee severance and termination costs                   -               -              1,124            -            -

Total operating expenses                                      24,156          27,509           30,812        22,113        24,326
Operating income (loss)                                        6,312           4,845           (9,427)        1,891           744
Gain on sale of assets                                           -               -               -              550            -
Interest expense, net                                           (983)           (387)            (765)         (350)         (450)
Other income (expense)                                           364             394           (1,228)          326            40
Income (loss) before income taxes                              5,693           4,852          (11,420)        2,417           334
Provision for (benefit from) income taxes                      2,017             709           (2,717)        1,020           233
Net income (loss)                                            $ 3,676         $ 4,143         $ (8,703)      $ 1,397        $  101
Earnings (loss) per common share    -Basic                   $  0.91         $  0.82         $  (1.72)      $  0.28        $ 0.02
                                    -Diluted                  $ 0.91         $  0.82         $  (1.72)      $  0.27        $ 0.02
                                                           ===============--==============--============--============--============
Weighted average common shares outstanding
                                    -Basic                     4,049           5,066           5,066         5,066         5,066
                                                          ==============--==============--==============--============--============
                                                          ==============--==============--==============--============--============
                                    -Diluted                   4,059           5,073           5,066         5,107         5,351
                                                          ==============--==============--==============--============--============
                                                          ==============--==============--==============--============--============


                                                                                As of December 31,


                                                              1995            1996            1997           1998          1999

Working capital                                             $ 16,077        $ 13,867         $ 1,646       $ 4,058       $ 8,665
Total assets                                                  54,688          51,006          48,362        48,743        43,027
Long-term liabilities                                          6,055           2,580           2,369         3,350         9,083
Stockholders' equity                                          20,532          24,693          15,924        17,089        17,170


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.

     The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues.




                                                                      Year ended December 31,


                                                 1999          %          1998          %         1997         %


Contract revenue                                  66,699       100.0%      73,818      100.0%      79,711    100.0%
Cost of revenue                                   41,629        62.4%      49,814       67.5%      58,326     73.2%

Gross profit                                      25,070        37.6%      24,004       32.5%      21,385     26.8%


Operating expenses:
   Selling, general and administrative            22,646        34.0%      20,345       27.6%      27,320     34.3%
   Depreciation and amortization                   1,680         2.5%       1,768        2.4%       2,368      3.0%
   Employee severance and termination costs            -            -           -           -       1,124      1.4%

Total operating expenses                          24,326        36.5%      22,113       30.0%      30,812     38.7%

Operating income (loss)                              744         1.1%       1,891        2.6%      (9,427)   -11.8%

Gain on sale of assets                                 -         0.0%         550        0.7%           -         -
Interest expense, net                               (450)       -0.7%        (350)      -0.5%        (765)    -1.0%
Other income (expense)                                40         0.1%         326        0.4%      (1,228)    -1.5%

Income (loss) before income taxes                    334         0.5%       2,417        3.3%     (11,420)    -14.3%

Provision for (benefit from) taxes                   233         0.3%       1,020        1.4%      (2,717)    -3.4%

Net income (loss)                                  $ 101         0.2%     $ 1,397        1.9%      (8,703)    -10.9%
                                                  ==========--===========-===========--==========--==========--========
                                                  ==========--===========-===========--==========--==========--========

Comparison of 1999 to 1998.

     Contract Revenue. Total contract revenue was $66.7 million and $73.8 million for the years ended December 31, 1999 and 1998, respectively. As previously disclosed, the assets of the Company's Erudite subsidiary and Oil & Gas business unit were divested in 1998. Included in 1998 revenue was $5.3 million from Erudite and $1.1 million from the Oil & Gas BU. After excluding these revenues from 1998 results, total revenues decreased $0.7 million from 1998, or 1.0%.

     The Power business unit increased revenue by $1.2 million, or 3.9%, to $32.1 million in 1999 from $30.9 million in 1998, primarily due to higher domestic simulator upgrade projects and service contracts. The Process business unit's revenues decreased by $1.9 million, or 5.2%, to $34.6 million in 1999 from $36.5 million in 1998. During the second half of 1999, the Process Business Unit experienced an order slowdown as customers postponed additional investments in their process control systems, pending the resolution of Y2K date issue concerns.

     Gross Profit. Despite the lower revenues in 1999, gross profit increased to $25.1 million in 1999 (37.6% of revenue) from $24.0 million in 1998 (32.5% of revenue). The increase in gross profit as a percentage of revenues reflects a higher component of upgrade projects in the Process business unit in 1999 than in 1998, mainly due to customer concerns about Year 2000 date calculations in their existing process control software. Such upgrades typically have fewer hardware and instrumentation components and more license fees and application engineering work, which tend to generate better margins. In addition, the 1998 margins were impacted slightly by low margins on revenues generated by Erudite and the Oil & Gas business unit prior to the divestiture of their assets. Excluding the margins on the revenues of these divested businesses, 1998 gross profit as a percentage of revenue would have been 33.1%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $22.6 million in 1999 (34.0% of revenues), an 11.3% increase from 1998 expenses of $20.3 million (27.6% of revenues). Other than changes in research and development costs which increased $900,000 and are discussed below, the increase reflects additional sales and marketing personnel in the Process business unit, increased advertising and promotions related to the Company's VirtualPlant suite of products and services, higher legal fees related to the Company's new credit facility, and internal Y2K compliance programs.

     Gross research and product development expenditures were $5.4 million (8.1% of revenue) and $4.3 million (5.8% of revenue) for the years ended December 31, 1999 and 1998, respectively. Of these expenditures, $2.5 million in 1999 and $2.3 million in 1998 were capitalized. Thus, net research and development costs included in selling, general and administrative expenses were $2.9 million and $2.1 million during the years ended December 31, 1999 and 1998, respectively. The Company continued to invest in the conversion of its D/3 DCS (Version 10.0 was released in October, 1999), VPBatch, and SimSuite Pro products to the Microsoft Windows NT platform.

     Depreciation  and  Amortization.  Depreciation  expense  amounted  to  $1.3 million and $1.2 million during the years ended December 31, 1999 and 1998, respectively.

     Amortization of goodwill was $388,000 and $365,000 during the years ended December 31, 1999 and 1998, respectively.

     Operating Income (Loss). Operating income amounted to $744,000 (1.1% of revenue) versus $1.9 million, (2.6% of revenue), for the years ended December 31, 1999 and 1998, respectively. The decrease in operating income reflects the lower revenues in 1999 coupled with higher selling, general and administrative costs, as discussed above.

     Gain on Sale of Assets. The gain on sale of assets in 1998 reflects the net pre-tax gain realized on the disposition of the Erudite and the Oil & Gas business unit assets. During the second quarter of 1998, the Company recorded a gain of $5.6 million on the sale of the Erudite assets. In the third quarter of 1998, the Company recognized a ($5.0) million pre-tax loss on the disposition of the Oil & Gas business unit assets. These sales and related gains and losses are described more fully under Note 3, Acquisitions and dispositions, in the "Notes to Consolidated Financial Statements".

     Interest Expense. Interest expense increased to $450,000 in 1999 from $350,000 in 1998. This increase is attributable primarily to an increase in the Company's borrowings under its lines of credit made during the period to fund working capital requirements.

     Other Income (Expense). Other income amounted to $40,000 in 1999 versus $326,000 in 1998, resulting from recognized foreign currency transaction gains.

     Provision for (Benefit from) Income Taxes. The Company's effective tax rate was 69.8% in 1999 versus 42.2% in 1998. The difference between the statutory U.S. tax rate and the Company's effective rate for 1999 is primarily the effect of foreign operations taxed at different rates, state taxes and adjustments to the prior year tax provision based on the final 1998 tax returns.

Comparison of 1998 to 1997.

     Contract Revenue. Total contract revenue was $73.8 million and $79.7 million for the years ended December 31, 1998 and 1997, respectively. This $5.9 million (7.4%) decrease in revenue was primarily attributable to the disposition of substantially all of the assets of GSE's wholly owned subsidiary, Erudite, and the disposition of certain assets related to activities of the Oil & Gas BU, as previously disclosed. Revenue of $5.3 million and $18.0 million from Erudite were included in 1998 and 1997, respectively, and revenue of $1.1 million and $2.3 million from the Oil & Gas BU were included in 1998 and 1997, respectively.

     Revenue from the Company's two core businesses, operated through the Process and Power business units, increased in 1998. The Process business unit increased revenue by $1.7 million to $36.5 million in 1998 from $34.8 million in 1997, or 4.9%, due to increases in customer orders. The Power business unit increased revenue by $6.4 million to $30.9 million in 1998 from $24.5 million in 1997, or 26.1%, primarily due to revenues generated by its domestic service contracts resulting from the acquisition of Ryan, as previously disclosed, and increases in customer orders.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $20.3 million, or 27.6% of revenue, during the year ended December 31, 1998 from $27.3 million, or 34.3% of revenue, during the corresponding period in 1997. The decrease in these expenses in 1998 was attributable to the disposition of unprofitable businesses, reduced facilities costs in 1998 due to the relocation of the primary offices of the Company, and ongoing cost containment efforts. 1997 expenses reflected one-time costs for a $600,000 reserve recorded to reduce certain Korean receivables to their estimated realizable value as a result of the Asian financial crisis, professional services related to a lawsuit, and costs of $852,000 associated primarily with the future lease commitments on the unused portion of the former Columbia, Maryland leased facility for which the Company would derive no future benefit.

     Gross research and product development expenditures were $4.3 million and $5.1 million for the years ended December 31, 1998 and 1997, respectively. Capitalized software development costs totaled $2.3 million and $3.5 million, during the years ended December 31, 1998 and 1997, respectively. Net research and development costs included in selling, general and administrative expenses were $2.1 million and $1.6 million during the years ended December 31, 1998 and 1997, respectively. The Company continued investing in the conversion of its D/3 DCS product to the Microsoft Windows
NT platform and the  productization of its SimSuite software tools.

     Employee Severance and Termination Costs. The Company recorded a net charge for severance and other employee obligations of $1.1 million in 1997 in connection with cost reduction efforts initiated to offset the impact of a decrease in contract revenues. Of this charge, $976,000 was expended as of December 31, 1997 and the remaining balance was expended in 1998.

     Depreciation  and  Amortization.  Depreciation  expense  amounted  to  $1.2 million and $2.1 million during the years ended December 31, 1998 and 1997, respectively. This decrease was primarily attributable to the disposition of assets included in the Erudite and the Oil & Gas BU sales.

     Amortization of goodwill and intangibles was $365,000 and $219,000 during the years ended December 31, 1998 and 1997, respectively. This increase primarily resulted from the amortization of certain intangible assets acquired as a result of the acquisition of Ryan in December of 1997.

     Operating Income (Loss). Operating income amounted to $1.9 million, or 2.6% of revenues, and operating loss amounted to ($9.4) million, or (11.8%) of revenues, during the years ended December 31, 1998 and 1997, respectively. This significant increase in operating income reflected the disposition of unprofitable businesses, increases in customer orders, improved margins and reduced selling, general and administrative expenses in 1998 as compared to 1997.
     Gain on Sale of Assets. Gain on sale of assets reflected the net pre-tax gain realized on the disposition of the Erudite and the Oil & Gas BU assets, as previously disclosed. In the third quarter of 1998, the Company recognized a ($5.0) million pre-tax loss on the disposition of the Oil & Gas BU assets. During the second quarter, the Company recorded a gain of $5.6 million on the sale of the Erudite assets. These sales and related gains and losses are described more fully under Note 3, Acquisitions and dispositions, in the "Notes to Consolidated Financial Statements".

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

Liquidity and Capital Resources.

     Operating Activities. Net cash provided by operating activities was $2.6 million during 1999, as reported on the Consolidated Statements of Cash Flows. Significant changes in the Company's assets and liabilities included a $4.4 million reduction in contract receivables partially due to improvements in internal collection processes; a $1.9 million reduction in accounts payable and accrued expenses; and a $3.3 million reduction in billings in excess of revenues.

     Investing Activities. Net cash used in investing activities was $4.1 million in 1999, including $1.4 million of capital expenditures, $2.5 million of capitalized software development costs, and $930,000 in cash payments for acquired businesses ($300,000 for the Mitech acquisition in 1999, $530,000 for contingent considerations for prior year acquisitions, and $100,000 for notes payable related to a prior year acquisition). The Company received $731,000 from Keane, Inc. as final payment on the 1998 Erudite sale. In 1998, the Company's investing activities generated $5.3 million in cash, made up primarily of $9.7 million from the sale of assets (see Note 3, Acquisitions and dispositions, in the "Notes to Consolidated Financial Statements") offset by $2.1 million of capital expenditures and $2.3 million of capitalized software development costs. In 1997, the Company used $4.4 million in investing activities, mainly for capital expenditures and capitalized software development costs.

     Financing Activities. In 1999, the Company generated $2.0 million net cash from financing activities. The assignment of two long-term customer lease contracts to a finance company generated $3.4 million cash, which was partially offset by the paydown of the Company's credit lines ($.5 million), repayments under capital lease obligations ($143,000) and the deposit of $735,000 into a bank account for which the balance is being used to collateralize two of the Company's outstanding letters of credit. In 1998, the Company's financing activities used cash of approximately $2.6 million, consisting primarily of $2.3 million in repayments under the Companys lines of credit. In 1997, the Company generated $6.2 million of net cash mainly through increases in its lines of credit.

     Credit Facilities. On June 4, 1999, the Company entered into a loan and security agreement with a financial institution for a new credit facility with a maturity date of May 31, 2002. Borrowings from this facility were used to pay off the existing debt under the Company's previous credit facility. The new agreement established two lines of bank credit, through the Company's subsidiaries, which were cross-collateralized, and provided for borrowings up to a total of $9.0 million to support working capital needs and foreign letters of credit.

     The first line, for $6.0 million, used by the Power business unit, was 90% guaranteed by the Export-Import Bank of the United States ("EX-IM") through March 31, 2000, was collateralized by substantially all of Power's assets, and provided for borrowings up to 90% of eligible receivables and 60% of unbilled receivables. The second line, for $3.0 million, used by the Process business unit, was collateralized by substantially all of Process' assets, and provided for borrowing up to 85% of eligible receivables and 20% of eligible inventory up to a maximum of $600,000 . Both lines were guaranteed by the Company and collateralized by substantially all of the Company's assets. In addition, GP Strategies Corporation ("GP Strategies") and ManTech International Corporation ("ManTech"), both of which are shareholders of the Company, provided limited guarantees for these lines totaling $1.8 million from each company.

     The credit lines required the Company to comply with certain financial ratios and precluded the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. At December 31, 1999, the Company was not in compliance with its minimum EBITDA and minimum tangible net worth covenants; however, the bank has provided a written waiver for these covenants.

     As noted above, the EX-IM guarantee was scheduled to expire on March 31, 2000. EX-IM Bank's Working Capital Guarantee Program is designed to facilitate the expansion of U.S. exports by helping small and medium-sized businesses that have exporting potential but need funds to buy or produce goods or provide services for export. The program is intended to help businesses for a limited time, until the businesses have grown their export trade enough to finance them without the EX-IM guarantees. The Company has benefited from this program since the Company's inception in 1994. However, when the EX-IM guarantee was renewed in 1999, GSE was informed by EX-IM that the Company was expected to graduate from the program when the current guarantee expired in 2000. An agreement could not be worked out with the Company's bank to allow GSE to continue its credit facility without the EX-IM guarantee, so the Company negotiated a new loan and security agreement with another financial institution, which was entered into on March 23, 2000. Borrowings from this facility were used to pay off the existing debt under the Company's previous credit facility.

     The new agreement established a $10 million line of bank credit for the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., jointly and severally as co-borrowers. The credit facility has a maturity date of March 23, 2003 and provides for borrowings to support working capital needs and foreign letters of credit ($2 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory up to a maximum of $1.2 million. In addition, ManTech has provided a one-year $900,000 standby letter of credit to the bank as additional collateral for the Company's credit facility. GSE is allowed to borrow up to 100% of the letter of credit value. GP Strategies provided a limited guarantee totaling $1.8 million; ManTech has provided a limited guarantee totaling $900,000.

     The loan and security agreement requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. Management believes that these covenants are attainable for the foreseeable future, based on existing budgets and forecasts.

     In 1998, in connection with the Company's then existing credit facility, the Company had arranged for certain guarantees to be provided on its behalf by GP Strategies and ManTech. In consideration for these guarantees, the Company granted each of ManTech and GP Strategies warrants to purchase shares of the Company's common stock; each of such warrants provides the right to purchase 150,000 shares of the Company's common stock at $2.375 per share. In 1998, the Company recorded $300,000 as the estimated fair value of such warrants in the consolidated financial statements and amortized such value over the life of the initial guarantee, which expired in June 1999. During 1999, the Company recognized $120,000 of expense related to these warrants; in 1998 the Company recognized $180,000 of expense. The fair value of the warrants was determined using the Black-Scholes valuation model. Assumptions used in the calculation were as follows: dividend yield of 0%, expected volatility of 61%, risk-free interest rates of 5.6% and expected terms of 2.5 years.

     As of December 31, 1999, the Company was contingently liable for three letters of credit totaling $765,000. Two of the letters of credit represent payment bonds on contracts, while the remaining one was issued to the landlord of the Company's previous facility (whose lease was terminated in 1998). Of the total amount of letters of credit, approximately $735,000 was issued in 1998 through the Company's bank at the time and was supported by the Company's credit facility. These letters of credit could not be reissued by the Company's new financial institution, and in June 1999, the Company was required to deposit funds with the issuing institution as collateral against the letters of credit.

     On January 27, 2000, the Company issued 116,959 shares of its common stock, at fair market value less discount, to ManTech for $500,000. The proceeds of the stock issuance were used for working capital.

     Management believes that the Company has sufficient liquidity and working capital resources necessary in 2000 for planned business operations, debt service requirements, planned investments and capital expenditures.

Year 2000.

     As previously reported, beginning in 1998, GSE developed and implemented a plan to address the anticipated impacts of the Year 2000 problem on the Company's products and installed base and on its financial and administrative information technology systems. The Company also surveyed selected third parties to determine the status of their Year 2000 compliance programs. In addition, contingency plans were developed specifying what the Company would do if it or important third parties experienced disruptions to critical business activities as a result of the Year 2000 problem. GSE's Year 2000 plan was completed in all material respects prior to the anticipated Year 2000 failure dates. As of March 30, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems that are not Year 2000 compliant.

     The Company estimates that the aggregate costs to address the Year 2000 issue totaled approximately $1.7 million in 1999. The Company believes that most of the customer related costs associated with the Year 2000 issue would have occurred as part of its normal operations. The Company did not track these costs separately. In 1999, the Company spent approximately $238,000, incremental to normal operating costs, on upgrades to its internal systems and outside consultant fees. The Company's policy is to expense as incurred information system maintenance costs and to capitalize the cost of new software and hardware and amortize or depreciate it over the assets' useful lives.

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

     The Company is also subject to market risk related to the interest rates on its existing line of credit. As of March 30, 2000, such interest rates are based on the prime rate.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.               Page

INDEX TO FINANCIAL STATEMENTS


GSE Systems, Inc. and Subsidiaries
Report of Independent Accountants........................................... F-1
Consolidated Balance Sheets as of December 31,1999 and 1998................. F-2
Consolidated Statements of Operations for the years ended
December 31, 1999, 1998 and 1997............................................ F-3
Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 1999, 1998 and 1997............................................ F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 1999, 1998 and 1997.............................................F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997.............................................F-6
Notes to Consolidated Financial Statements...................................F-7





                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors
and Stockholders of GSE Systems, Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of GSE Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





     PricewaterhouseCoopers LLP


     McLean,  Virginia
     February  29,  2000,  except for Note 19, as to which the date is March 23,
     2000






PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                         GSE SYSTEMS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                          (in thousands, except share data)
                                                       ASSETS


                                                                                                 December 31,
                                                                                       1999                  1998
Current assets:
      Cash and cash equivalents                                                      $  2,695             $  2,240
      Restricted cash                                                                     255                   -
      Contract receivables                                                             16,881               24,426
      Note receivable                                                                       -                1,000
      Inventories                                                                       3,255                2,892
      Prepaid expenses and other current assets                                         2,207                1,654
      Deferred income taxes                                                               146                  150
           Total current assets                                                        25,439               32,362

Property and equipment, net                                                             3,094                2,714
Software development costs, net                                                         5,395                4,715
Goodwill, net                                                                           2,949                2,781
Deferred income taxes                                                                   3,251                3,366
Restricted cash                                                                           480                    -
Other assets                                                                            2,419                2,805
           Total assets                                                   $            43,027    $          48,743


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Lines of credit                                                     $                 -    $           6,746
      Accounts payable                                                                  5,024                8,407
      Accrued expenses                                                                  3,965                3,140
      Accrued compensation an payroll taxes                                             1,539                1,204
      Billings in excess of revenue earned                                              3,077                6,359
      Accrued warranty reserves                                                           620                  846
      Income taxes payable                                                                 30                  151
      Other current liabilities                                                         2,519                1,451

           Total current liabilities                                                   16,774               28,304

Line of credit                                                                          6,233                    -
Note payable to related party                                                             131                  148
Accrued warranty reserves                                                                 680                  596
Other liabilities                                                                       2,039                2,606

           Total liabilities                                                           25,857               31,654

Stockholders' equity:
      Common stock $.01 par value, 8,000,000 shares authorized,
          5,065,688 shares issued and outstanding                                          50                   50

      Additional paid-in capital                                                       21,691               21,678
      Retained earnings (deficit) - at formation                                       (5,112)              (5,112)
      Retained earnings - since formation                                               1,259                1,158

      Accumulated other comprehensive loss                                               (718)                (685)

           Total stockholders' equity                                                  17,170               17,089
           Total liabilities & stockholders' equity                       $            43,027    $          48,743
                                                                                ==================-----================--
                                                                                ==================-----================--



              The accompanying notes are an integral part of these consolidated financial statements.





          GSE SYSTEMS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS
         (in thousands, except per share data)

                                                                 Years ended December 31,


                                                               1999           1998          1997
Contract revenue                                            $ 66,699       $ 73,818      $ 79,711

Cost of revenue                                               41,629         49,814        58,326

Gross profit                                                  25,070         24,004        21,385

Operating expenses
     Selling, general and administrative                      22,646         20,345        27,320
     Depreciation and amortization                             1,680          1,768         2,368
     Employee severance and termination costs                      -              -         1,124
Total operating expenses                                      24,326         22,113        30,812

Operating income (loss)                                          744          1,891        (9,427)

Gain on sale of assets                                             -            550             -
Interest expense, net                                           (450)          (350)         (765)
Other income (expense)                                            40            326        (1,228)

Income (loss) before income taxes                                334          2,417       (11,420)

Provision for (benefit from) income taxes                        233          1,020        (2,717)

Net income (loss)                                              $ 101        $ 1,397      $ (8,703)

Basic earnings (loss) per common share                        $ 0.02         $ 0.28       $ (1.72)

Diluted earnings (loss) per common share                      $ 0.02         $ 0.27       $ (1.72)


     The accompanying notes are an integral part of these consolidated financial statements.











          GSE SYSTEMS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                    (in thousands)
                                                                 Years ended December 31,


                                                                1999           1998          1997

Net income (loss)                                              $ 101        $ 1,397      $ (8,703)

Foreign currency translation adjustment                          (33)          (532)          (66)

Comprehensive income (loss)                                     $ 68          $ 865      $ (8,769)
                                                                 ============--=============--============
                                                                 ============--=============--============


     The accompanying notes are an integral part of these consolidated financial statements.






            GSE SYSTEMS, INC, AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (in thousands)
                                                                                Retained Earnings     Accumulated
                                                      Common      Additional       (Deficit)           Other
                                                      Stock        Paid-in       At         Since    Comprehensive
                                                  Shares  Amount   Capital    Formation   Formation    Loss          Total
Balance, January 1, 1997                          5,066   $ 50   $ 21,378     $ (5,112)     $ 8,464   $ (87)       $ 24,693
Foreign currency translation adjustment               -      -          -            -            -     (66)            (66)
Net loss                                              -      -          -            -       (8,703)                 (8,703)
Balance, December 31, 1997                        5,066     50     21,378       (5,112)        (239)   (153)         15,924
Foreign currency translation adjustment               -      -          -            -            -    (532)           (532)
Fair value of warrants issued to non-employees        -      -        300            -            -      -              300
Net income                                            -      -          -            -        1,397      -            1,397
Balance, December 31, 1998                         5,066    50     21,678       (5,112)       1,158    (685)         17,089
Foreign currency translation adjustment                -     -          -            -            -     (33)            (33)
Fair value of warrants issued to non-employees         -     -         13            -            -      -               13
Net income                                             -     -          -            -          101      -              101
Balance, December 31, 1999                         5,066  $ 50   $ 21,691     $ (5,112)     $ 1,259  $ (718)        $ 17,170




The accompanying notes are an integral part of these consolidated financial statements.







                                        GSE SYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)


                                                                               Years ended December 31,
                                                                                  1999          1998          1997

Cash flows from operating activities:
Net income (loss)                                                                   $ 101        $ 1,397     $ (8,703)
Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                                  3,481          3,492        3,492
     Provision (credit) for doubtful contract receivables                               -           (255)         723
     Foreign currency transaction (gain) loss                                         (40)          (326)       1,275
     Fair value of warrants issued to non-employees                                   133            180                -
     Deferred income taxes                                                            119            301       (2,277)
     Gain on sale of assets                                                             -           (550)               -
     Changes in assets and liabilities:
        Contract receivables                                                        4,382         (2,344)       1,464
        Inventories                                                                  (363)          (185)         727
        Prepaid expenses and other assets                                            (563)        (1,381)         819
        Accounts payable, accrued compensation and accrued expenses                (1,888)        (2,600)      (1,152)
        Billings in excess of revenues earned                                      (3,282)            83          644
        Accrued warranty reserves                                                    (142)           102         (710)
        Other liabilities                                                             744          1,428          198
        Income taxes payable                                                         (121)          (114)        (315)
Net cash provided by (used in) operating activities                                 2,561           (772)      (3,815)

Cash flows from investing activities:
     Proceeds from sale of assets                                                     731          9,697            -
     Net cash paid for acquisition of businesses                                     (930)             -         (578)
     Capital expenditures                                                          (1,398)        (2,061)        (918)
     Capitalization of software development costs                                  (2,460)        (2,304)      (3,474)
     Proceeds from sale/leaseback transaction                                           -              -          521
Net cash provided by (used in) investing activities                                (4,057)         5,332       (4,449)

Cash flows from financing activities:
     Proceeds from assignment of sales-type leases                                  3,432              -            -
     Restricted cash                                                                 (735)             -            -
     (Decrease) increase in lines of credit with banks                               (513)        (2,287)       6,450
     Repayments under capital lease obligations                                      (143)          (265)        (266)
     Decrease in note payable to related party                                        (17)           (12)         (17)
Net cash provided by (used in) financing activities                                 2,024         (2,564)       6,167
Effect of exchange rate changes on cash                                               (73)           (90)         (19)
Net increase (decrease) in cash and cash equivalents                                  455          1,906       (2,116)
Cash and cash equivalents at beginning of period                                    2,240            334        2,450
Cash and cash equivalents at end of period                                         $2,695        $ 2,240        $ 334


The accompanying notes are an integral part of these consolidated financial statements.


                       GSE Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 1999



1.   Business

     GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") develops and delivers business and technology solutions by applying process control, simulation software, systems and services to the energy, process and manufacturing industries worldwide. The Company's solutions and services assist customers in reducing the time-to-market for new product development; improving chemistry for producing products; improving quality, safety and throughput; reducing operating expenses; and enhancing overall productivity.

     The Company's operations are subject to certain risks and uncertainties including, among others, rapid technological changes, success of the Company's product development, marketing and distribution strategies, the need to manage growth, the need to retain key personnel and protect intellectual property, and the availability of additional financing on terms acceptable to the Company.

2.   Summary of significant accounting policies

Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The results of operations of GSE Erudite Software, Inc. ("Erudite") are included through April 30, 1998. All intercompany balances and transactions have been eliminated.

Revenue recognition

     Revenue under fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change is recognized in the period in which the change is determined. The effect of changes in estimates of contract earnings was to increase gross profit by approximately $353,000 during the year ended December 31, 1999 and decrease gross profit by approximately $45,000 and $410,000 during the years ended December 31, 1998 and 1997, respectively. Estimated losses are charged against earnings in the period such losses are identified. The remaining liability for contract costs to be incurred in excess of contract revenue is reflected as accrued contract reserves in the Company's consolidated balance sheets. Revenue from certain consulting or training contracts are recognized on a time and material basis. For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

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

Cash and cash equivalents

     Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of three (3) months or less at the date of purchase.

Inventories

     Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventory costs include raw materials and purchased parts.

Property and equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method with estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter, using the straight-line method. Upon sale or retirement, the cost and related amortization are eliminated from the respective accounts and any resulting gain or loss is included in operations. Maintenance and repairs are charged to expense as incurred.

Software development costs

     Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenue and is provided using the straight-line method over the remaining estimated economic life of the product, not to exceed five years.

Goodwill

     Goodwill represents the excess of purchase price for acquired businesses over the fair value of net tangible and intangible assets acquired. These amounts are amortized on a straight-line basis over periods ranging from seven to fifteen years.

Research and development

     Development expenditures incurred to meet customer specifications under contracts accounted for under the percentage of completion method are charged to contract costs. Company sponsored research and development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored research and development activities relating to the development of new products and services or the improvement of existing products and services, exclusive of amounts capitalized, were approximately $2,915000, $2,051,000, and $1,580,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Asset impairment

     The Company periodically evaluates the recoverability of its long-lived assets by comparing the carrying value of the intangible with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. Impairments are recognized in operating results to the extent that the carrying value exceeds fair value. No impairment losses were recognized in 1999, 1998 or 1997.

Foreign currency translation

     Balance sheet accounts for foreign operations are translated at the exchange rate at the balance sheet date, and income statement accounts are translated at the average exchange rate for the period. The resulting translation adjustments are included in accumulated other comprehensive income
(loss) in stockholders' equity. Transaction gains and losses, resulting from changes in exchange rates, are included in other income (expense) in the Consolidated Statement of Operations in the period in which they occur. For the years ended December 31, 1999 and 1998, foreign currency transaction gains were approximately $40,000 and $326,000, respectively. In 1997, the Company experienced a foreign currency loss of approximately $1,275,000, resulting primarily from intercompany transactions which were negatively impacted by the poor financial condition of Asian markets.

Warranties

     As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience.

Income taxes

     Deferred income taxes are provided under the asset and liability method. Under this method, deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Provision is made for the Company's current liability for federal, state and foreign income taxes and the change in the Company's deferred income tax assets and liabilities. No provision has been made for the undistributed earnings of the Company's foreign subsidiaries as they are considered permanently invested. Amounts of undistributed earnings are not material to the overall consolidated financial statements.

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

     The number of common shares and common share equivalents used in the determination of basic and diluted earnings (loss) per share was as follows:



                                                                      Year ended December 31,
                                                               1999              1998              1997

Weighted average shares outstanding - Basic                     5,065,688         5,065,688         5,065,688

Weighted average shares outstanding - Diluted                   5,351,474         5,107,428         5,065,688


     The difference between the amounts in 1999 and 1998 represents dilutive options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the related periods.



Reclassifications

     Certain reclassifications have been made to prior year amounts to conform with current year presentation. Additionally, certain reclassifications have been made to the December 31, 1997 financial statements to conform with the reporting requirements of FAS No. 130,Reporting Comprehensive Income.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, FAS 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 was issued. The Company will be required to adopt this new accounting standard by March 31, 2001. Management does not anticipate early adoption. The Company does not believe that the effect of the adoption of FAS No. 133 will be material.

     In December 1999, the SEC released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements. This bulletin will become effective for the Company for the quarter ended March 31, 2000. The Company is currently evaluating the full impact of this bulletin to determine the impact on its financial position and results of operations.

Concentration of credit risk

     The Company is subject to concentration of credit risk with respect to contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy and manufacturing industries. For the year ended December 31, 1999, one customer accounted for approximately 13% of the Company's revenues. No single customer accounted for a significant (greater than 10%) amount of the Company's revenue during the years ended December 31, 1998 and 1997, and there were no significant contract receivables from a single customer at December 31, 1999 or 1998.

Fair values of financial instruments

     The carrying amounts of current assets and current liabilities reported in the Consolidated Balance Sheets approximate fair value.

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

3.   Acquisitions and dispositions

Acquisitions

     In April, 1999, the Company completed two acquisitions for the Process business unit using the purchase method of accounting. On April 20, the Company purchased certain assets and employed the associates of BatchCAD Limited, a United Kingdom-based supplier of batch process development and design consulting services and simulation software tools. The purchase price was approximately $548,000 payable in cash in three equal installments on January 1, 2000, 2001 and 2002 and was allocated as follows (in thousands):

Purchased software (property and equipment)                       $481
Trade receivables                                                   45
Property and equipment                                              22
                                                            -----------
            Total purchase price                                  $548
                                                            ===========



     On April 30, 1999 the Company acquired all proprietary technology and software assets from, and assumed substantially all customer contracts of, Mitech Corporation, a Massachusetts-based supplier of neural network and artificial intelligence software. The purchase price was $350,000 (consisting of $300,000 in cash and $50,000 payable one year from the closing) and was allocated 100% to property and equipment as purchased software.

     On December 1, 1997, the Company acquired 100% of the outstanding common stock of J.L. Ryan, Inc. ("Ryan") for an initial purchase price of $1,000,000 and contingent consideration based on the performance of the business from 1998 to 2002; a minimum of $250,000 of such earnings payments for each of 1998 and 1999 has been guaranteed by the Company. The Company paid $600,000 in cash upon the closing of the transaction and entered into a promissory note payable in four annual installments of $100,000 each beginning on January 2, 1999. This acquisition was accounted for under the purchase method. The financial results of Ryan have been included in the results of operations from the date of acquisition. The acquisition resulted in total goodwill of $1,133,976, which is being amortized over seven years. For 1999 and 1998, the contingent consideration in excess of the minimum guaranteed amount was approximately $411,000 and $166,000, respectively, which the Company has recorded as additions to goodwill.

Dispositions

     On November 10, 1998, the Company completed the sale of certain assets related to activities of its Oil & Gas business unit ("O&G"), to Valmet Automation (USA), Inc. ("Valmet"), pursuant to an Asset Purchase Agreement, effective as of October 30, 1998, by and between the Company and Valmet. The Company recognized a loss before income taxes on this transaction of $5.0 million, including the write-off of approximately $2.9 million in capitalized software development costs, since all operations that would support the recoverability of these capitalized costs were sold. The Company received approximately $742,000 in cash, subject to certain adjustments, and Valmet assumed certain identified liabilities. Included in the Consolidated Statement of Operations for the year ended December 31, 1998, are revenues of $1.1 million and operating losses of $721,000 attributable to O&G prior to the sale to Valmet. See Note 17, Segment Information, for historical revenues and business unit contribution provided by O&G during 1997.

     On May 1, 1998, the Company completed the sale of substantially all of the assets of Erudite to Keane, Inc. ("Keane"), pursuant to an Asset Purchase Agreement, dated as of April 30, 1998, by and among the Company, Erudite and Keane. The aggregate purchase price for the Erudite assets was approximately $9.9 million (consisting of $8.9 million in cash and $1.0 million in the form of an uncollateralized promissory note due on April 30, 1999, subject to certain adjustments described in the next paragraph). In connection with the transaction, Keane purchased certain assets with a book value of $4.4 million and assumed certain operating liabilities totaling approximately $2.2 million. The Company recognized a gain before income taxes on this transaction of $5.6 million. In connection with the sale of these assets, the Company wrote off approximately $800,000 in capitalized software development costs, as well as $321,000 of purchased software, since all operations that would support the recoverability of these costs were sold. The write-off of these costs is reflected in the calculation of the gain on the sale. Included in the Consolidated Statement of Operations for the year ended December 31, 1998, are revenues of $5.3 million and operating losses of $64,000 attributable to Erudite prior to the sale to Keane. See Note 17, Segment Information, for historical revenues and business unit contribution provided by Erudite during 1997.

     As noted above, the purchase price for the sale of Erudite Software was subject to post-closing adjustments based upon a balance sheet as of the closing date (the "Closing Balance Sheet"). Due to certain differences in valuation amounts of the Closing Balance Sheet, the purchase price was reduced by $269,000, which had been provided for in 1998. Accordingly, of the $1.0 million promissory note due to the Company on April 30, 1999, the Company received $731,000, plus $60,000 interest income.

4.   Contract receivables

     Contract receivables represent balances due from a broad base of both domestic and international customers. All contract receivables are considered to be collectible within twelve months. Recoverable costs and accrued profit not billed, represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts.

     The components of contract receivables are as follows (in thousands):




                                                                         December 31,
                                                                     1999            1998


Billed receivables                                                     $ 9,797         $16,469
Recoverable costs and accrued profit not billed                          7,593           8,839
Allowance for doubtful accounts                                           (509)           (882)
      Total contract receivables                                       $16,881         $24,426


5.   Inventories

       Inventories consist of the following (in thousands):


                                       December 31,
                                   1999            1998


Raw materials                      $ 2,536         $ 1,873
Service parts                          719           1,019
      Total inventories            $ 3,255         $ 2,892





6.   Prepaid expenses and other current assets

     Prepaid expenses and other current assets consist of the following (in thousands):



                                                   1999               1998


Investment in sales-type lease - current portion   $ 1,137           $ 560


Prepaid expenses                                       641             889
Employee advances                                       98             159
Other current assets                                   331              46
      Total                                        $ 2,207         $ 1,654



7.   Property and equipment

       Property and equipment consist of the following (in thousands):


                                                        December 31,
                                                    1999            1998

Computer equipment                                  $ 7,820         $ 7,300
Leasehold improvements                                  817             657
Furniture and fixtures                                2,944           2,205
                                                     11,581          10,162
Accumulated depreciation and amortization            (8,487)         (7,448)
      Property and equipment, net                   $ 3,094         $ 2,714





     Depreciation  and  amortization   expense  was  approximately   $1,292,000,
$1,218,000 and $2,149,000 for the years ended December 31,  1999, 1998 and 1997, respectively.

     The Company has approximately $404,000 in assets held under capital lease as of December 31, 1999 and 1998. Accumulated amortization on these assets, included in accumulated depreciation and amortization above, was approximately $386,000 and $142,000 as of December 31, 1999 and 1998, respectively.

8.  Software development costs

       Software development costs, net, consist of the following (in thousands):


                                                  December 31,
                                             1999            1998


Capitalized software development costs       $9,888          $ 7,407
Accumulated amortization                     (4,493)          (2,692)
      Software development costs, net        $ 5,395         $ 4,715



     Software development costs capitalized were approximately $2,460,000, $2,304,000 and $3,474,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Amortization of software development costs capitalized, excluding write-offs in connection with asset dispositions, was approximately $1,801,000, $1,909,000 and $1,124,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in cost of revenue.

9.   Goodwill

   Goodwill consists of the following (in thousands):


                                                   December 31,
                                               1999            1998

Goodwill, at cost                              $ 4,287         $ 3,731
Accumulated amortization                        (1,338)           (950)
      Goodwill, net                            $ 2,949         $ 2,781



     Amortization expense for goodwill was approximately $388,000, $365,000 and $219,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

10.   Notes payable and financing arrangements

     Notes payable and financing arrangements consist of the following (in thousands):



                                                              December 31,

                                                             1999            1998

Lines of credit with bank                                  $ 6,233         $ 6,746
Obligations under sales-type lease                           2,465           1,680
Notes payable, other                                         1,485           1,760
Note payable to related party                                  149             174
Capital lease obligations                                       10             153
      Total notes payable and financing arrangements        10,342          10,513
Less amounts payable within one year                        (1,938)         (8,530)
      Long-term portion                                    $ 8,404         $ 1,983


Lines of Credit

     On June 4, 1999, the Company entered into a loan and security agreement with a financial institution for a new credit facility with a maturity date of May 31, 2002. Borrowings from this facility were used to pay off the existing debt under the Company's previous credit facility. The new agreement established two lines of bank credit, through the Company's subsidiaries, which were cross-collateralized, and provided for borrowings up to a total of $9.0 million to support working capital needs and foreign letters of credit. The interest rate on these lines of credit was based on the bank's prime rate plus 1 1/2% (10% as of December 31, 1999), with interest only payments due monthly.

     The first line, for $6.0 million, used by the Power business unit, was 90% guaranteed by the Export-Import Bank of the United States "EX-IM") through March 31, 2000, was collateralized by substantially all of Power's assets, and provided for borrowings up to 90% of eligible receivables and 60% of unbilled receivables. The second line, for $3.0 million, used by the Process business unit, was collateralized by substantially all of Process' assets, and provided for borrowing up to 85% of eligible receivables and 20% of eligible inventory (up to a maximum of $600,000). Both lines were guaranteed by the Company and collateralized by substantially all of the Company's assets. In addition, GP Strategies Corporation ("GP Strategies") and ManTech International Corporation ("ManTech"), both of which are shareholders of the Company, provided limited guarantees for these lines totaling $1.8 million from each company.

     The credit lines required the Company to comply with certain financial ratios and precluded the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. At December 31, 1999, the Company was not in compliance with its minimum EBITDA and minimum tangible net worth covenants; however, the bank has provided a written waiver for these covenants.

     As noted above, the EX-IM guarantee was scheduled to expire on March 31, 2000. EX-IM Bank's Working Capital Guarantee Program is designed to facilitate the expansion of U.S. exports by helping small and medium-sized businesses that have exporting potential but need funds to buy or produce goods or provide services for export. The program is intended to help businesses for a limited time, until the businesses have grown their export trade enough to finance them without the EX-IM guarantees. The Company has benefited from this program since the Company's inception in 1994. However, when the EX-IM guarantee was renewed in 1999, GSE was informed by EX-IM that the Company was expected to graduate from the program when the current guarantee expired in 2000. An agreement could not be worked out with the Company's bank to allow GSE to continue its credit facility without the EX-IM guarantee, so the Company has negotiated a new loan and security agreement with another financial institution. See Note 19, Subsequent events, for information regarding the new loan and security agreement.

     In 1998, in connection with the Company's then existing credit facility, the Company had arranged for certain guarantees to be provided on its behalf by GP Strategies and ManTech. In consideration for these guarantees, the Company granted each of ManTech and GP Strategies warrants to purchase shares of the Company's common stock; each of such warrants provides the right to purchase 150,000 shares of the Company's common stock at $2.375 per share. In 1998, the Company recorded $300,000 as the estimated fair value of such warrants in the consolidated financial statements and amortized such value over the life of the initial guarantee, which expired in June 1999. During 1999, the Company recognized $120,000 of expense related to these warrants; in 1998 the Company recognized $180,000 of expense. The fair value of the warrants was determined using the Black-Scholes valuation model. Assumptions used in the calculation were as follows: dividend yield of 0%, expected volatility of 61%, risk-free interest rates of 5.6% and expected terms of 2.5 years.

Obligations under sales-type lease

     In March 1999 and December 1998, the Company entered into two separate contracts with a customer for the lease of certain hardware and software under two 36-month leases. The Company has accounted for the leases as sales-type leases. During 1999, the Company assigned the payments due under the sales-type leases to a third party financing company and received proceeds of $3,432,000. Since the Company remains contingently liable for amounts due to the third party financing company, the remaining investment in and obligation under the sales-type leases are reflected in the Company's balance sheets as follows (in thousands):


                                        1999                1998
Net investment in sales-type lease
  Prepaid expense and other assets      $1,137              $  560
  Other assets                           1,328               1,120
                                        $2,465              $1,680

Obligation under sales-type lease
  Other current liabilities             $1,137              $  560
  Other liabilities                      1,328               1,120
                                        $2,465              $1,680

     As of December 31, 1999, the components of the net investment in the sales-type leases are as follows (in thousands):



Minimum rentals receivable                                             $ 2,834
Less: unearned interest income                                            (369)
      Net investment in sales-type leases                              $ 2,465

     Minimum rentals receivable under this lease at December 31, 1999 are as follows (in thousands):



                2000               $ 1,420
                2001                 1,414

                   Total           $ 2,834




Notes payable, other

      Notes payable, other is comprised of the following (in thousands):


                                           December 31,
                                       1999            1998

Acquisitions                            $ 1,148         $ 1,323
Insurance and other                         337             437
      Total notes payable, other        $ 1,485         $ 1,760
Less amounts payable within one year       (773)         (1,035)
      Long-term portion                   $ 712           $ 725




Capital lease obligations

     The Company entered into capital lease agreements for furniture and equipment, totaling $58,000, and $102,000 during the years ended December 31, 1998 and 1997, respectively. These obligations bear interest between 9% and 11% per annum and expire during 2000.

Debt maturities

       Aggregate maturities of debt as of December 31, 1999 are as follows:

 2000                        $1,938
 2001                         1,585
 2002                         6,725
 2003                            18
 2004                            18
 2005 and thereafter             58
    Total                   $10,342






11.   Income taxes

     The consolidated income (loss) before income taxes, by domestic and foreign sources, is as follows (in thousands):




                                 Years ended December 31,
                                 1999             1998               1997

Domestic                      $ (1,386)         $ 1,379           $ (8,850)
Foreign                          1,720            1,038             (2,570)
                                 $ 334          $ 2,417           $(11,420)

The provision for (benefit from) income taxes is as follows (in thousands):



                                                           December 31,
                                       1999            1998              1997


            Current:
                Federal              $   -              $   -           $ (27)
                State                   30                157               -
                Foreign                 84                257            (413)
                                       114                414            (440)


            Deferred:
                Federal                (88)             556             (2,388)
                State                    -                -               (229)
                Foreign                207               50                340
                                       119              606             (2,277)

            Total                    $ 233          $ 1,020           $ (2,717)

The (benefit from) provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory rate to pre-tax (loss) income as a result of the following:


                                         Effective tax rate percentage (%)
                                              Years ended December 31,

                                                  1999            1998              1997


Statutory U.S. tax rate                           34.0 %           34.0 %            (34.0)%
State income tax, net of federal tax benefit       2.7              2.7               (2.7)
Effect of foreign operations                       7.1             (2.2)               3.8
Gain on debt forgiveness of foreign entities    (115.4)               -                  -
Change in valuation allowance                        -             (0.8)               7.8
Adjustments to prior year provision based on
 actual 1998 tax return amounts                   97.6                 -                  -
Other, principally permanent differences          43.8              8.5                1.3

            Effective tax rate                    69.8 %           42.2 %            (23.8)%


     At December 31, 1999, the Company had available $11,196,000 and $1,650,000 of domestic and foreign net operating loss carryforwards, respectively, which expire between 2007 and 2019. In addition, the Company had $362,000 of foreign tax credit carryforwards which expire between 2000 and 2004. These carryforwards will be utilized to reduce taxable income in subsequent years. A portion of the net operating losses were generated by certain of the Company's predecessors prior to the formation of the Company and, as a result, there are limitations on the amounts that can be utilized to offset taxable income in a given year.

     Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of the deferred income tax assets (liabilities) is as follows (in thousands)


                                                                             Years ended December 31,
                                                                               1999              1998

Net operating loss carryforwards                                             $ 4,563            $ 4,945
Software development costs                                                    (1,980)            (1,731)
Book reserves not deductible for tax purposes                                  1,165                876
Foreign tax credits                                                              362                338
Property and equipment                                                           326                340
Swedish tax deferral                                                            (299)              (645)
Accrued expenses                                                                 109                164
Cash to accrual adjustment                                                       (29)               (58)
Contract loss reserves                                                             -                 48
Other                                                                            238                297

                                                                               4,455              4,574
Valuation allowance                                                           (1,058)            (1,058)
Total                                                                        $ 3,397            $ 3,516
                                                                           ==============---================



     The valuation allowance at December 31, 1999 and 1998 primarily relates to the future utilization of net operating loss carryforwards and foreign tax credits that the Company has determined are not realizable at this time. Management believes that it is more likely than not that the net deferred tax asset as of December 31, 1999 is realizable.

12.   Capital stock

     As of December 31, 1999, the Company had 10,000,000 total shares of capital stock authorized, of which 8,000,000 are common stock and 2,000,000 are preferred stock. As of December 31, 1999 and 1998, there are no shares of preferred stock outstanding. The Board of Directors has the authority to establish one or more classes of preferred stock and to determine, within any class of preferred stock, the preferences, rights and other terms of such class

13.   Stock options

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

     In 1997, the executive and compensation committees of the Company's Board of Directors determined that the purposes of the Plan were no longer being met with respect to those individuals holding nonstatutory stock options with exercise prices greater than the then-current market value of the Company's common stock. As a result, the Company offered certain employees and non-management directors who were holders of outstanding options under the Plan as of December 1, 1997 the opportunity to exchange such options for replacement stock options at an exercise price of $3.875 per share, the fair market value of the Company's common stock at the close of business on that date. Each option holder accepting such offer was required to surrender his or her existing option and enter into new stock option agreements whereby each option's three-phased vesting period (40% vested as of the first anniversary of the date of grant, 70% vested as of the second anniversary of the date of grant, and 100% vested as of the third anniversary of the date of grant) would re-commence as of December 1, 1997, the new date of grant. A total of 84 individuals were eligible to participate in this replacement of options, and those individuals' existing options had an average exercise price of $13.26 per share prior to the replacement. Of such individuals, 81 participated in the replacement of options, representing a total of 295,837 options which are included in the stock option activity table as new options granted and options cancelled.

     In November 1998, the Company amended the Plan such that the term of any future options granted would be seven years and that upon termination, the option holder would have 90 days in which to exercise options. Prior to the amendment, the term of options granted was ten years and there were no time frames related to termination.

     On April 5, 1999, the Company amended and restated the Plan. The amendment increased the number of shares available for issuance under the Plan, from 625,000 shares to 1,175,000 shares and also increased the maximum number of shares with respect to which awards may be granted in any one fiscal year to any one person from 100,000 shares to 400,000 shares. The class of eligible individuals was expanded to include consultants, and the Plan was modified to permit the Company to grant phantom stock awards and performance-based awards. The amendment eliminated the Independent Director Program previously provided under the Plan. Under the Independent Director Program, each non-employee director of the Company received a nonqualified stock option for 1,500 shares on initial election or appointment to the Board and on each following December 31st while serving as a member of the board of directors. Pursuant to the amendment, all awards granted under the Plan, including those granted to non-employee directors, are determined at the discretion of the board of directors or the compensation committee of the board of directors. The amendment will not adversely affect the rights or obligations of award holders with respect to any of their awards granted prior to the amendment. In December 1999, the number of shares available for issuance under Plan was further increased by the Company pending shareholder approval.

       Stock option activity under the Plan is as follows:




Stock option activity under the plan is as follows:
                                                   1999                         1998                       1997
                                                               Weigted                    Weigted                    Weigted
                                                               Average                    Average                    Average
                                                   Shares     Exercise Price    Shares  Exercise Price  Shares    Exercise Price


Options outstanding, beginning of period          535,206         $ 5.93         595,015   $ 6.89        413,366        $ 13.61
Options canceled                                  (45,601)         (5.62)       (246,009)   (4.77)      (306,044)        (11.57)
Options granted                                   678,000           4.07         186,200     2.79        487,693           4.12

     Options outstanding, end of period         1,167,605           4.93         535,206     5.93        595,015           6.89


     The  following   table   summarizes   information   relating  to  currently
outstanding and exercisable options at December 31, 1999:


Options Outstanding                                                                   Options Exercisable


                                              Weighted
                                              Average
                                             Remaining             Weighted                                  Weighted
      Range of              Options           Contract             Average                Options             Average
  Exercise Prices         Outstanding      Life in Years        Exercise Price          Outstanding       Exercise Price
---------------------------------------------------------------------------------------------------------------------------

$1.48-$2.95                   162,800             6.2                 $ 2.69              55,480               $ 2.68
$2.96-$4.43                   858,364             6.8                   3.98             180,292                 3.82
$4.44-$5.90                    20,000             6.5                   5.88                   -                    -
$5.91-$10.32                   -                    -                      -                   -                    -
$10.33-11.80                      200             6.6                  11.25                 200                11.25
$11.81-$13.27                  -                    -                      -                   -                    -
$13.28-$14.75                 126,241             5.7                  14.11             126,241                14.11
---------------------------------------------------------------------------------------------------------------------------
                            1,167,605             6.6                   4.93              362,213                 7.24
                         ================----------------------------------------------================---------------------



     The Company accounts for grants under the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized as all options granted under the Plan have been granted at an exercise price equal to the fair value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value at the grant dates for awards under the Plan consistent with the recognition method of FAS No. 123, "Accounting for Stock Based Compensation," the Compan's pro forma net income (loss) and basic and diluted earnings (loss) per common share would have been approximately ($615,000) and ($.12), respectively, in 1999; $900,000 and $.18, respectively, in 1998; and ($10,276,000) and ($2.03), respectively, in 1997.

     The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1999, 1998, and 1997, respectively: expected volatility of 82%, 61% and 80%, dividend yield of 0%, risk-free interest rates ranging from 5.6% to 6.6%, and expected terms ranging from 3 to 7 years.

     At December 31, 1999, the Company had 7,395 shares of common stock reserved for the future grants under the Plan. The weighted average fair value of options granted during 1999, 1998 and 1997 was $2.82 per share, $2.79 per share and $3.00 per share, respectively.

     In 1997, the Company granted one of its senior executives a stock option to acquire 25,000 shares of common stock at an exercise price of $11.25. This grant was not made pursuant to the Plan. This option expires ten years from the date of grant and was exercisable in three installments with 40% vesting on the first anniversary of the date of grant and 30% vesting on each of the second and third anniversaries of the date of grant. During 1999, the executive terminated employment with the Company and was vested in 70% of the stock options at the date of termination. In accordance with the provisions of the Plan, no further vesting will occur.

14.   Commitments and contingencies

Leases

     The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are approximately as follows (in thousands):



2000                      $ 2,017
2001                        1,759
2002                        1,379
2003                        1,305
2004                        1,339
Thereafter                  4,591
 Total                    $12,390



     The future minimum lease payments above include approximately $28,000 for noncancelable leases entered into during the first quarter of 2000. Total rent expense under operating leases was approximately $2,013,000, $2,134,000, and $3,220,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     In early 1998, the Company entered into agreements whereby the lease for its then-existing Columbia facility was terminated. The operations that occupied this facility were relocated into two separate facilities during the second quarter of 1998. One of these facilities is in Columbia, Maryland (approximately 53,000 square feet) and is occupied by the operations of Power Systems, as well the Company's corporate headquarters offices and support functions; the other facility is in Baltimore, Maryland (approximately 39,000 square feet) and is occupied by the operations of Process Solutions. Each of the leases for these smaller facilities has a term of ten years.

     In addition, the Company leases office space domestically in Alabama, Georgia, Louisiana, Texas, Pennsylvania, North and South Carolina, and internationally in Belgium, Japan, Sweden, Taiwan, and the United Kingdom. The Company leases these facilities for terms ending between 2000 and 2002. During 1999, as part of the wind down of the Oil & Gas BU, the Company's facilities in Singapore and Korea were shut down

Letters of credit and performance bonds

     As of December 31, 1999, the Company was contingently liable for three letters of credit totaling approximately $765,000. Two of the letters of credit represent payment bonds on contracts, while the remaining one was issued to the landlord of the Company's previous facility (whose lease was terminated in 1998). Of the total amount of letters of credit, approximately $735,000 was issued in 1998 through the Company's bank at the time and was supported by the Company's credit facility. These letters of credit could not be reissued by the Company's new financial institution, and in June 1999, the Company was required to deposit funds with the issuing institution as collateral against the letters of credit. Restricted cash of $255,000 will be released by the bank in 2000 upon the expiration of the related letters of credit.

     During 1998, the Company placed approximately $332,000 in escrow as a performance bond deposit in connection with a simulator contract in Taiwan. Of this amount, approximately $221,000 will be held in escrow until April 30, 2000 and approximately $111,000 will be held in escrow until April 30, 2003. These deposits are classified in other assets on the Consolidated Balance Sheet at December 31, 1999

Contingencies

     Various actions and proceedings are presently pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

15.   Related party transactions

     A subsidiary of the Company subleased office space to ManTech based on square footage used through May 1998. For the years ended December 31, 1998 and 1997 , such charges amounted to $30,000 and $117,000, respectively.

     During 1997, ManTech entered into arrangements for the consulting services of a member of the Company's finance staff. Payments to the Company for such services were $92,000 for the year ended December 31, 1997.

     In 1997, a subsidiary of the Company entered into certain agreements regarding the formation of a joint venture with a company organized in the People's Republic of China. In connection with the initial capitalization of this joint venture, each of ManTech and GP Strategies made advances of $126,000 on behalf of the Company. During 1998, ManTech assumed control of the joint venture. The operations of the joint venture were immaterial during the years ended December 31, 1998 and 1997.

16.   Employee benefits

     The Company has a qualified defined contribution plan that covers substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic contribution matches a portion of the participants' contributions based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contributions to the plan were approximately $359,000, $468,000 and $524,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     During 1997, the Company recorded a net charge for severance and other employee obligations of $1.1 million in connection with cost reduction efforts initiated to offset the impact of a decrease in contract revenues. Of this charge, $976,000 was expended as of December 31, 1997, with the remainder expended in 1998.

17.   Segment information

     In 1998, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting and disclosure requirements for operating segments. The prior years' segment information has been restated to present GSE's two reportable segments, Process and Power, its core business units.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". The Company is primarily organized on the basis of these two business units. The Company has a wide range of knowledge of control and simulation systems and the processes those systems are intended to improve, control and model. The Company's knowledge is concentrated heavily in the process industries, which include the chemicals, food & beverage, and pharmaceuticals fields, as well as in the power generation industry. The Process business unit is primarily engaged in process control and simulation in a variety of commercial industries. Contracts typically range from three to nine months. The Power business unit is primarily engaged in simulation for the power generation industry, with the vast majority of customers being in the nuclear power industry. Contracts typically range from 18 months to three years.

     GSE evaluates the performance of its business units utilizing "Business Unit Contribution", which is substantially equivalent to earnings before interest and taxes (EBIT) before allocating any corporate expenses. The segment information regarding the two divested businesses is also included below (see
Note 3, Acquisitions and dispositions).

       The table below presents information about reported segments:

                                               (in thousands)
                                            Years ended December 31,
                                                 1999
                                   Process           Power           Total
Contract revenue                   $34,638         $32,061          $66,699
Business unit contribution         $ 1,026         $ 5,093          $ 6,119




                                                   1998
--------------------------------------------------------------------------------------------------------------------
                                   Process           Power           Total
Contract revenue                   $36,484         $30,930          $67,414

Business unit contribution         $ 3,444         $ 4,535          $ 7,979






                                                   1997
--------------------------------------------------------------------------------------------------------------------
                                   Process           Power           Total
 Contract revenue                  $34,837         $24,552          $59,389

Business unit contribution         $ 3,480           $ 718          $ 4,198


     A reconciliation of segment revenue to consolidated revenue and segment business unit contribution to consolidated income before taxes for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                                       (in thousands)
                                                       Years ended December 31,

                                                  1999            1998             1997
---------------------------------------------------------------------------------------------
Total segment contract revenue                    $66,699         $67,414          $59,389
Erudite                                                 -           5,267           17,999
Oil & Gas                                               -           1,137            2,323
      Consolidated contract revenue               $66,699         $73,818          $79,711
                                             ===============--==============--===============


Segment business unit contribution                $ 6,119         $ 7,979          $ 4,198
Erudite and Oil & Gas business unit losses              -            (491)          (4,848)
Corporate expenses                                 (5,335)         (5,271)          (8,881)
Severance cost                                          -               -           (1,124)
Gain on disposition of assets                           -             550                -
Interest expense, net                                (450)           (350)            (765)
      Consolidated income (loss) before taxes        $ 334         $ 2,417         $(11,420)
                                             ===============--==============--===============

     The Company designs, develops and delivers business and technology solutions to the energy, process and manufacturing industries worldwide. Revenue, operating income and identifiable assets for the Company's United States, European and Asian operations are as follows (in thousands):


                                                                             Year Ended December 31, 1999
                                                    --------------------------------------------------------------------------------
                                                    United States  Europe            Asia         Eliminations     Consolidated

       Contract revenue                             $ 60,150       $6,549             $ -               $ -         $ 66,699
       Transfers between geographic locations            832          223               -            (1,055)               -
                                                    -------------   ----------   -------------   ---------------   --------------
       Total contract revenue                       $ 60,982       $6,772             $ -          $ (1,055)        $ 66,699
                                                   ==============  ==========   =============   ===============   ==============

       Operating income (loss)                       $ 1,690        ($946)            $ -               $ -            $ 744
                                                   =============   ==========   =============   ===============    =============

       Identifiable assets                          $ 47,002       $4,568           $ 414          $ (8,956)        $ 43,027
                                                   ==============  ==========   =============   ===============    ==============


                                                                                        Year Ended December 31, 1998
                                                    --------------------------------------------------------------------------------
                                                    United States      Europe          Asia         Eliminations     Consolidated

       Contract revenue                             $ 62,689       $8,241         $ 2,888               $ -         $ 73,818
       Transfers between geographic locations          1,761          423                            (2,184)               -
                                                    -------------   ----------   -------------   ---------------   --------------
       Total contract revenue                       $ 64,450       $8,664         $ 2,888          $ (2,184)        $ 73,818
                                                    =============   ==========   =============   ===============   ==============
       Operating income (loss)                       $ 1,571        $ 592          $ (272)              $ -          $ 1,891
                                                    =============   ==========   =============   ===============   ===============

       Identifiable assets                          $ 50,904       $5,836           $ 953          $ (8,950)        $ 48,743
                                                    =============   ==========   =============   ===============   ==============


                                                                           Year Ended December 31, 1997
                                                    --------------------------------------------------------------------------------
                                                     United States      Europe       Asia         Eliminations     Consolidated


       Contract revenue                              $ 70,580       $5,907         $ 3,224               $ -         $ 79,711
       Transfers between geographic locations           1,582            -           1,314            (2,896)               -

                                                     ----------------   ----------   -------------   ---------------  --------------
       Total contract revenue                         $ 72,162       $5,907         $ 4,538          $ (2,896)        $ 79,711
                                                     ================   ==========   =============   ===============  ==============
       Operating income (loss)                        $ (6,930)      $ (324)       $ (2,173)              $ -         $ (9,427)
                                                     ================   ==========   =============   ===============  ==============

       Identifiable assets                            $ 50,296       $3,686         $ 2,111          $ (7,731)        $ 48,362
                                                     ================   ==========   =============   ===============  ==============

18.      Supplemental disclosure of cash flow information



                                                            (in thousands)
                                                      Years ended December 31,

                                                         1999         1998           1997
---------------------------------------------------------------------------------------------
Non-cash investing & financing activities:
      Obligations under capital leases                       $ -         $ 58          $ 102
                                                       ===========---==========----===========

      Notes payable to related party for
         investment in joint venture                         $ -          $ -          $ 252
                                                       ===========---==========----===========


Asset acquisitions financed with debt to seller (see Note 3):

      Notes payable issued                                  $598         $250          $ 900
                                                       ===========---==========----===========

      Interest                                              $481         $580          $ 741
                                                       ===========---==========----===========

      Income taxes                                          $683         $426          $ 233
                                                       ===========---==========----===========



19.  Subsequent events

Lines of credit

     On March 23, 2000, the Company entered into a new loan and security agreement with a financial institution for a new credit facility with a maturity date of March 23, 2003. Borrowings from this facility were used to pay off the existing debt under the Company's previous credit facility.

     The new agreement established a $10 million line of bank credit for the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc, jointly and severally as co-borrowers. The credit facility provides for borrowings to support working capital needs and foreign letters of credit ($2 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). In addition, ManTech has provided a one-year $900,000 standby letter of credit to the bank as additional collateral for the Company's credit facility. GSE is allowed to borrow up to 100% of the letter of credit value. GP Strategies provided a limited guarantee totaling $1.8 million ManTech has provided a limited guarantee totaling $900,000. The interest rate on this line of credit is based on the bank's prime rate (9% as of March 30, 2000), with interest only payments due monthly.

     The loan and security agreement requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent.

Capital stock issued

     On January 27, 2000, the Company issued 116,959 shares of its common stock, at fair market value less discount, to ManTech for $500,000. The proceeds of the stock issuance were used for working capital.

Investment (unaudited)

     In February, 2000 the Company participated in the founding of Avantium Technologies, a high technology company that will employ high speed experimentation and simulation ("SE&S") technologies in contract research and development in the area of new product development and process chemistry. GSE is an equity shareholder along with Shell International Chemical, SmithKline Beecham, W.R. Grace, three Dutch universities (Technical University of Delft, Technical University of Eindhoven, and Twente University) and three venture capital firms (Alpinvest, The Generics Group, and S.R.One, the SmithKline Beecham venture funding company). Avantium Technologies will deploy HSE&S techniques to rapidly discover and optimize new processes and products of interest to the petrochemicals, fine chemicals and pharmaceutical industries. GSE will provide the basis for the informatics system that will automate and maximize Avantium's lab environment. Additionally, the Company will utilize its core simulation technologies to assist in the optimization of experimentation as well as analysis of the resulting data.





                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     On October 19, 1999, GSE Systems, Inc. ("Registrant") notified their independent accountants PricewaterhouseCoopers LLP ("PwC") that PwC would not be reappointed as the Registrant's independent accountants for the fiscal year ending December 31, 2000.

     The reports of PwC on the Registrant's financial statements for each of the past three fiscal years contained no adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     In connection with its audits for the three most recent years, there have been no disagreements between the Registrant and PwC on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their report on financial statements for such fiscal years.

     During the three most recent fiscal years, there have been no reportable events (as defined in Regulation S-K Item 304 (a) (1) (v) ).

     The Registrant has requested that PwC furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated March 30, 2000, is filed as Exhibit 16.1 to this Form 10-K.

PART III

     The information required in response to Items 10, 11, 12 and 13 is hereby incorporated by reference to the information under the captions "Election of Directors", "Principal Executive Officers of the Company Who Are Not Also Directors", "Executive Compensation", "Voting Securities and Principal Stockholders", "Security Ownership of Management", and "Certain Related Transactions" in the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   List of Financial Statements

         The following financial statements are included in Item 8:

GSE Systems, Inc. and Subsidiaries
  Report of Independent Accountants
  Consolidated Balance Sheets as of December 31, 1999 and 1998
  Consolidated  Statements  of  Operations  for the years ended  December 31,
     1999, 1998 and 1997
  Consolidated  Statements of Comprehensive Income (Loss) for the years ended
     December 31, 1999, 1998 and 1997
  Consolidated  Statements of Changes in  Stockholders'  Equity for the years ended December 31, 1999, 1998 and 1997
  Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 and 1997
  Notes to Consolidated Financial Statements

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

(b)   Reports on Form 8-K:

          No current report on Form 8-K was filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1999.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSE Systems,  Inc.
By: /s/ Christopher M. Carnavos
        Christopher M. Carnavos
        Director, Chief Executive Officer and President



          Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Date:  March 30, 2000                           /s/ CHRISTOPHER  M. CARNAVOS
                                          Christopher M. Carnavos, Director,
                                          Chief Executive Officer and President
                                           (Principal Executive Officer)

Date:  March 30, 2000                     /s/ JEFFERY G. HOUGH
                                        Jeffery G. Hough, Senior Vice President
                                               and Chief Financial Officer
                                     Principal Financial and Accounting Officer)




Date: March 30, 2000
          (Jerome I. Feldman, Chairman of the Board)    By/s/JEFFERY G. HOUGH
          (Scott N. Greenberg, Director)                    Jeffery G. Hough
          (John A. Moore, Jr. Director)                    Attorney-in-Fact
          (George J. Pedersen, Director)

          A Power of  Attorney,  dated March 30,  2000,  authorizing  Jeffery G.
     Hough to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 1999 on behalf of certain of the directors of the Registrant is filed as Exhibit 24 to this Annual Report.