Form 10-K/A
period 1999-12-31
GSE SYSTEMS INC
filed 2000-05-01
CIK 944480

GSE Systems, Inc./DE/



Filing Type: 10-K/A
Description: Amended Annual Report
Filing Date: April 28, 2000
Period End: Dec. 31, 1999


                             Primary Exchange: Nasdaq Amex - The American Stock
                                               Exchange
                                     Ticker:   GVP

                                Table of Contents



                                   10-K/A
                                                            Page
PART III.....................................................2

Item 10......................................................2

Item 11......................................................4

Item 12......................................................9

Item 13.....................................................11

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                         Commission file number 0-26494

                                GSE Systems, Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)


                 Delaware
                 52-1868008
---------------------------------------------------------------------
          (State of Incorporation)
          (I.R.S. Employer Identification No.)

9189 Red Branch Road, Columbia, Maryland
21045
----------------------------------------------------------------------
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code:   (410) 772-3500
----------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

       Title of Each Class:  Common Stock, $.01 par value
 Number of Shares Outstanding as of 4/11/00:  5,186,047

       ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of common stock held by non-affiliates of the Registrant as of April 11, 2000 was $40,840,120.




                                EXPLANATORY NOTE:
                                ----------------

     This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 1999 is filed to add Part III of Form 10-K, which was omitted in reliance on General Instruction G(3) thereto.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the executive officers, key employees and directors of the Company as of April 11, 2000.





NAME                               AGE       POSITION
----                               ---       --------
Christopher M. Carnavos (1)(3)(4)  49        Director, President and Chief
                                             Executive Officer
Jerome I. Feldman (1)(3)(4)        71        Director, Chairman of the Board
Sheldon L. Glashow (2)             67        Director
Gill R. Grady                      42        Senior Vice President
Scott N. Greenberg                 43        Director
Jeffery G. Hough                   45        Sr. Vice President and Chief
                                             Financial Officer
Chin-Our Jerry Jen                 51        Senior Vice President
Joseph W. Lewis (2)                65        Director
John A. Moore, Jr.                 47        Director
George J. Pedersen (1)(3)(4)       64        Director
Sylvan Schefler (2)                62        Director
Brian K. Southern                  36        Senior Vice President,Business
                                             Development
--------------------------------
(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee
(4)  Member of Nominating Committee



     Christopher M. Carnavos, age 49. Mr. Carnavos has served as a Director of the Company since November 1997. Mr. Carnavos joined the Company as Senior Vice President - Process Industries in January 1997, was promoted to Senior Executive Vice President in September 1997, to President in January 1998 and to President and Chief Executive Officer in June 1999. Prior to joining the Company, Mr. Carnavos served as Vice President and General Manager of Process Automation Systems for Johnson Yokogawa Corporation, a supplier of distributed control systems, from 1993 through 1996. From 1990 to 1993, he held various senior management positions with the instrumentation and controls businesses of Asea Brown Boveri, a leading global supplier of industrial automation equipment and engineering services. Mr. Carnavos is a member of the Instrumentation Society of America and the American Institute of Chemical Engineering.

     Jerome I. Feldman, age 71. Mr. Feldman has served as a Director of the Company since 1994, and as Chairman of the Board since April 1997. Mr. Feldman co-founded GP Strategies Corporation (GP Strategies) in 1959 and has served as its President and Chief Executive Officer since its founding. Mr. Feldman is also President, Chief Executive Officer and Chairman of the Executive Committee of the Board of Directors of General Physics Corporation. Mr. Feldman has served as a director of Interferon Sciences, Inc. since 1981 and was Chairman of its Executive Committee from 1981 to 1996. From 1981 to 1996, he was a director of GTS Duratek, Inc. and served as the Chairman of its Board from 1985 to 1995. Mr. Feldman is Chairman of the New England Colleges Fund and Trustee of the Northern Westchester Hospital.

     Sheldon L. Glashow, Ph.D., age 67. Dr. Glashow has served as a Director of the Company since 1995. Dr. Glashow is the Higgins Professor of Physics at Harvard University and previously taught physics at other major universities in Massachusetts, Texas, California and France. In 1979, Dr. Glashow received the Nobel Prize in Physics. Dr. Glashow has been a director of General Physics Corporation, an industrial and government training and services company, since 1987; a director from 1985 to 1995 of GTS Duratek, Inc., an environmental technology and consulting company; and a director of Interferon Sciences, Inc., a pharmaceuticals company, since 1991. Dr. Glashow currently serves as a director of GP Strategies.

     Gill R. Grady, age 42. Mr. Grady has been a Senior Vice President since September 1999 and is responsible for operations of the Company's GSE Process
Solutions subsidiary. Prior to this he served as Vice President of Business Development for the GSE Power Systems subsidiary and has held numerous senior management positions in business operations, marketing and project management with the Company. From 1992 through 1997 Mr. Grady was responsible for business development for the Company's Eastern European activities. Throughout his tenure he has been the Company's liaison with the Department of Energy and with Congress for funding related to the Company's Eastern European activities. He has been employed by the Company or predecessor companies since 1980.

     Scott N. Greenberg, age 43. Mr. Greenberg has served as a Director of the Company since March 1999 and had previously served as a Director of the Company from 1994 to 1995. Mr. Greenberg has served on the Board of Directors of GP Strategies since 1987. Mr. Greenberg serves as Executive Vice President for GP Strategies and has served as its Chief Financial Officer since 1989. Mr. Greenberg has also served as Vice President and a director of SGLG, Inc., an industrial and government training and consulting company, since 1991. Mr. Greenberg has also served as a director since 1987 of General Physics Corporation. 1991 to January 1995, Mr. Greenberg was a Director of GTS Duratek, Inc.

     Jeffery G. Hough, age 45. Mr. Hough joined the Company in January 1999 as Senior Vice President and Chief Financial Officer. During 1999 he was elected both Treasurer and Secretary of the Company. Prior to joining the Company, Mr. Hough was the Chief Financial Officer and Treasurer of Yokogawa Industrial Automation America, Inc., a supplier of process control equipment, from 1995 through 1998. From 1982 through 1995, he held various financial management positions with two other suppliers of process control equipment, ABB Process Automation and Leeds & Northrop. Mr. Hough was an auditor for Price Waterhouse from 1977 to 1982.

     Chin-Our Jerry Jen, age 51. Mr. Jen has been a Senior Vice President of the Company since May 1997 and is responsible for the operations of the Compan's GSE Power Systems subsidiary. Prior to this, he served as Vice President of Projects and held various other senior management positions in engineering and project management with the Company. From 1990 through 1994 Mr. Jen was the Director of Engineering of GPI, which became a subsidiary of the Company in 1994. Mr. Jen has held various technical and management positions with the Company or predecessor companies since 1980.

     Joseph W. Lewis, age 65. Mr. Lewis has served on the Board since March 2000. He has retired from Johnson Controls, Inc. after 39 years of service, including his tenure from 1986 to 1998 as Executive Vice President with responsibilities for its Controls Group. Mr. Lewis is Chairman of the Board of DryKor Ltd. of Israel. He has been director of Wheaton Franciscan Services, Inc., a multi-system health care provider, since 1991 and its Treasurer since 1993. He also served as a director of Entek IRD International until its recent sale to Allen Bradley, a division of Rockwell International Corporation.

     John A. Moore, Jr., age 47. Mr. Moore has served as a Director of the Company since November 1997. Mr. Moore is an Executive Vice President and Chief Financial Officer of ManTech International Corporation (ManTech). Mr. Moore also serves as a director and in an executive capacity for a number of ManTech subsidiaries. Prior to joining ManTech in 1982, he was supervisory auditor for the Defense Contract Audit Agency. He holds a Bachelors degree in Accounting from La Salle University and an MBA from the University of Maryland.

     George J. Pedersen, age 64. Mr. Pedersen has served as a Director of the Company since 1994 and as Chairman of its Executive Committee since April 1997. Mr. Pedersen co-founded ManTech in 1968 beginning as Vice President and Secretary/Treasurer. He has served as its Secretary since 1968 and was elected Chairman of its Board of Directors in 1979. In 1995, Mr. Pedersen was elected to the additional positions of President and Chief Executive Officer of ManTech. Mr. Pedersen has served as President and/or Chairman of the Board of a number of ManTech subsidiaries. Mr. Pedersen serves as a Director, Vice President and a member of the Executive Committee of the Professional Services Council; a Trustee and a member of the Executive Committee of the National Security Industrial Association; a Trustee of the Naval Undersea Museum Foundation; and as a Director of the Ivymount School. Mr. Pedersen currently serves as Chairman of the Board of MARE, Inc.

     Sylvan Schefler, age 62. Mr. Schefler has served as a Director of the Company since 1995. Mr. Schefler has been Chairman of Crystal Asset Management Group Ltd., a merchant banking firm, since 1990. Mr. Schefler has been Chairman of Maxima Group, LLC, a merchant banking firm, since September 1997. From 1994 to 1997, Mr. Schefler was Vice Chairman of Prime Charter Ltd., an investment banking firm and the underwriter of the Company's initial public offering. Mr. Schefler was associated with the investment firm of Drexel Burnham for over 30 years, during which time he served as a member of both the Executive Committee and Board of Directors of the company.

     Brian K. Southern, age 36. Mr. Southern joined the Company as Senior Vice President of Marketing and Business Development in March 1998. In October 1998, Mr. Southern assumed operational responsibilities for the Company's GSE Process Solutions subsidiary. In June 1999, Mr. Southern assumed responsibility for corporate Business Development which includes strategic planning, M&A activities, investor relations and intellectual property management. In April of this year Mr. Southern was elected Chairman of the Supervisory Board of Avantium Technologies, a Netherlands research and development company in which the Company has an equity position. Prior to joining the Company, Mr. Southern served as Vice President of Entek IRD International, an equipment asset management firm. From 1989 to 1996 he held various management positions in sales and marketing for Elsag Bailey Process Automation and Johnson Yokogawa Corporation, suppliers of distributed control systems. Mr. Southern has a Masters degree in chemical engineering from Purdue University and is a member of the Instrumentation Society of America, the International District Energy Association, the Association for Services Management International and the International Society of Pharmaceutical Engineering.




Section 16(a)  Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors and officers and persons who are the beneficial owners of more than 10% of the common stock are required to report their beneficial ownership of common stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during 1999. The Company believes that all of these filing requirements were satisfied by its directors and officers and by the beneficial owners of more that 10% of the common stock except that one report was inadvertently filed late on behalf of each of Messrs. Carnavos, Greenberg, Schefler and Southern. In making the foregoing statements, the Company has relied on copies of the reporting forms received by it or the written representations from certain reporting persons that no Forms 5 (Annual Statements of Changes in Beneficial Ownership) were required to be filed under the applicable rules of the SEC.


Item 11.  EXECUTIVE COMPENSATION

          Compensation of Directors

     The Board pays its members who are not full-time employees of the Company (the "Non-Management Directors") an annual fee of $5,000 for their service and $1,500 for each Board or Committee meeting attended. Officers who are also Directors do not receive any fee or remuneration for services as members of the Board of Directors or any Board Committee.

     At the discretion of the Board, each person who becomes a Non-Management Director may receive an initial grant of options under the Plan to purchase shares of common stock having an exercise price per share equal to the fair market value of a share of common stock on the date such person first becomes a Non-Management Director. Also at the discretion of the Board, under the Plan, each Non-Management Director serving as a Director on December 31 of each calendar year (commencing in 1995) may receive options to purchase shares of common stock (or if such Director has served for less than a full year a prorated portion thereof) with an exercise price per share equal to the fair market value of a share of common stock on such date. All options granted under the Plan to Non-Management Directors become exercisable in three installments with 40% vesting on the first anniversary of the date of grant and 30% vesting on each of the second and third anniversaries of the date of grant, subject to acceleration under certain circumstances such as a change of control.

     In 1999, Mr. Martin Pollack resigned from the Board of Directors. Mr. Pollack requested that his options granted as of December 31, 1998 be valued at the stock price as of June 23, 1999 and, in lieu of vesting, the difference be paid to him. The Board agreed to Mr. Pollack's request; the amount of this payment was $5,250.

     Also in 1999, the Company entered into employment agreements with Messrs. Feldman, Greenberg, Pedersen and Moore to serve as executives, providing strategic planning in acquisitions and divestitures, management of financing arrangements, customer and other business development activities. Payments made under these agreements in 1999 were $120,000 to each of Messrs. Feldman and Pedersen and $60,000 to each of Messrs. Greenberg and Moore.

     Additionally in 1999, Messrs. Feldman and Pedersen were each granted options to purchase 100,000 shares of common stock at an exercise price of $4.125; Messrs. Greenberg and Moore were each granted options to purchase 50,000 shares of common stock at an exercise price of $4.125; and Messrs. Glashow and Schefler were each granted options to purchase 1,500 shares of common stock at an exercise price of $3.3125.

     In April 1998, the Company awarded Messrs. Feldman and Pedersen options to acquire 12,500 shares of common stock each at an exercise price of $2.75 per share.

     In February 1997, Messrs. Feldman, Pedersen and Pollak each received options under the Plan to purchase 1,500 shares of common stock with an exercise price of $9.25 per share upon being classified as Non-Management Directors. Upon becoming a Non-Management Director in November 1997, Mr. Moore received an option under the Plan to purchase 1,500 shares of common stock at an exercise price of $6.25 per share. Each person who was a Non-Management Director as of December 1, 1997 participated in a surrender/replacement of stock options, pursuant to which previously granted options to purchase a total of 16,887 shares of common stock at various prices were surrendered by Non-Management Directors and replaced with options to purchase 16,887 shares of common stock at $3.875 per share. In May 1998, the Company and the Board of Directors unanimously approved the immediate vesting of all such replacement options for Non-Management Directors. On December 31, 1998, Messrs. Glashow, Schefler, Feldman, Moore, Pedersen and Pollak each received options under the Plan to purchase 1,500 shares of common stock with an exercise price of $2.50 per share.



Compensation of Executive Officers

Summary of Cash and Certain Other Compensation

     The following table sets forth information as to the compensation paid by the Company for services rendered by the Company's principal executive officer and the four other most highly compensated executive officers of the Company for the fiscal years ended December 31, 1999, 1998, and 1997.

                                                                 SUMMARY COMPENSATION TABLE


                                                                Annual               Long-Term
                                                             Compensation          Compensation
                                                                                       Awards

                                                                                     Securities
                                                                                     Underlying          All Other
      Name and Principal Position          Year       Salary           Bonus         Options (#)         Compensation

Christopher M. Carnavos (8)                1999         221,618       50,000(1)       100,000               57,013(2)
    President                              1998         206,923       25,000           40,000               28,978
                                           1997         173,934       30,000           30,000               63,646

Brian K. Southern (8)                      1999         166,000       25,000(1)        50,000               37,732(3)
   Sr. Vice President                      1998         118,042       15,000           30,000               35,030
                                           1997         -0-             -0-              -0-                  -0-

Chin-Our Jerry Jen                         1999         140,000       25,000(1)        50,000                4,008(4)
   Sr. Vice President                      1998         120,202         -0-            10,000                2,997
                                           1997         100,006         -0-            25,000                2,097

Jeffery G. Hough                           1999         137,308       10,000(5)        75,000               49,125(6)
  Sr. Vice President & CFO                 1998         -0-             -0-              -0-                  -0-
                                           1997         -0-             -0-              -0-                  -0-

Gill R.Grady                               1999         113,889       10,000(1)         5,000                2,718(7)
  Sr. Vice President                       1998         108,696         -0-                                  2,120
                                           1997         103,002         -0-                                  2,010

     1 Bonus paid for 1998 performance of the Company.
     2 Consists of $2,866 for Company retirement plan matching, $1,839 for executive group term life insurance premiums, and $52,308 for relocation expenses.
     3 Consists of $3,200 for Company retirement plan matching, $595 for executive group term life insurance premiums, and $33,937 for relocation expenses.
     4 Consists of $2,020 for Company retirement plan matching, and $1,988 for executive group term life insurance premiums.
     5 Hiring bonus paid in 1999.
     6 Consists of $2,748 for Company retirement plan matching, and $926 for executive group term life insurance premiums, and $45,451 in relocation expenses.
     7 Consists of $1,385 for Company retirement plan matching, and $1,333 for executive group term life insurance premiums.
     8 In 1999 the Company had severance agreements with Messrs. Carnavos and Southern the payments for which would amount to more than $100,000.

Stock Options

The following table provides information on stock options granted to the named executive officers during 1999. Only non-statutory stock options were granted under the Plan.

                                                            OPTION GRANTS IN LAST FISCAL YEAR



                                           Percent of                               Potential Realizable Value at
                                         Total Options                           Assumed Annual Rates of Stock Price
                              Number of    Granted to                               Appreciation for Option Term(4)
                             Securities   Employees in
                             Underlying  Fiscal Year(3)   Exercise or
                               Options                   Base Price   Expiration     0% ($)     5% ($)         10%
Name                        Granted(#)                       ($/share)   Date

Christopher M. Carnavos       100,000(1)     14.8          4.125        4/5/06      -0-       $167,929      $391,346
Brian K. Southern              50,000(1)      7.4          4.125        4/5/06      -0-       $ 83,964      $195,673
Chin-Our Jerry Jen             50,000(1)      7.4          4.125        4/5/06      -0-       $ 83,964      $195,673
Jeffery G.Hough                25,000(2)      3.7          2.750       1/27/06      -0-       $ 27,988      $ 65,244
                               50,000(1)      7.4          4.125        4/5/06                $ 83,964      $195,673
Gill R. Grady                   5,000(2)       .7          4.000       8/24/06      -0-       $  8,142      $ 18,974




     1 The options have a Target Stock Value, and shall be vested as of the date immediately following a 30-day trading-day period, or 100% of the shares shall be vested as of the fifth anniversary of the Grant Date.

          Target Stock Value            Percentage of Shares Vested

                $ 8.00                             35%
                $10.00                            100%

     2 The options become exercisable in three installments with 40% vesting on the first anniversary of the date of grant and 30% vesting on each of second and third anniversaries of the date of grant, subject to acceleration under certain circumstances.

     3 In addition to the option grants to the executive officers reported in the table, options with an average exercise price of $4.6250 covering a total of 678,000 shares of common stock were granted to nine (9) other employees during 1999.

     4 No gain to optionees is possible without an increase in stock price, which will benefit all shareholders commensurately. A 0% increase in stock price will result in $0 gain for the optionees. The potential realizable amounts shown illustrate the values that might be realized upon exercise immediately prior to the expiration of their term using 5% and 10% appreciation rates set by the SEC, compounded annually, and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price.


Options Exercises and Holdings

     The following table summarizes the value of all outstanding options for the executive officers named in the Summary Compensation Table as of December 31, 1999.

                                          FISCAL YEAR-END OPTION VALUES

                                                    Number of
                                              Securities Underlying               Value of Unexercised
                                                   Unexercised                        In-the-Money
                                                   Options at                          Options at
                                               December 31, 1999                   December 31, 1999

Name                                        Exercisable/Unexercisable           Exercisable/Unexercisable

Christopher M. Carnavos                          37,000/133,000                      $7,500/$11,250

Brian K. Southern                                12,000/68,000                       $9,750/$14,625

Chin-Our Jerry Jen                               21,500/63,500                       $2,250/$ 3,375

Jeffery G.Hough                                       0/75,000                            0/$14,063

Gill R.Grady                                       6,450/9,050                         $ 675/$1,013



Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Company is comprised of Mr. Pedersen, who is the Chairman of the Compensation Committee, and is President, Chairman of the Board and Chief Executive Officer of ManTech; Mr. Feldman, who is Chairman of the Board of the Company's Board of Directors and is President and Chief Executive Officer of GP Strategies; and Mr. Carnavos, who is President and Chief Executive Officer of the Company.

Report of The Compensation Committe

     This report addresses the compensation of the Company's executive officers for the last fiscal year and the Company's general compensation philosophy. The Compensation Committee is responsible for determining compensation for the Company's executive officers and for granting awards under and administering the Company's Long-Term Incentive Plan. The Compensation Committee consists of Jerome I. Feldman, George J. Pedersen and Christopher M. Carnavos.

Compensation Philosophy

     The compensation program for the executive officers of the Company and its subsidiaries is developed and administered by the Board and its Compensation Committee. General overall compensation policies regarding other officers and employees of the Company are established by the Compensation Committee, but the specific compensation program for such persons is developed and administered by management. The key goals of the Company's compensation program are to attract, retain and reward the most capable executives and other employees who can contribute (both short and long-term) to the success of the Company and to align compensation with the attainment of the business objectives of the Company.

Compensation of Principal Executive Officer

     Mr. Carnavos serves as the principal executive officer within the Company and in this role has directed and overseen the significant turn-around of the business in 1998 and the refocus of the Company's business strategy back to the core businesses of Process Control and Simulation. Additionally, Mr. Carnavos orchestrated the sale of several non-core businesses. In recognition of these accomplishments, he received a $50,000 bonus payment in March 1999.

     Mr. Carnavos has also been the principal architect of the Company's new VirtualPlant offering which allows customers to use simulation and control in new ways to enhance time-to-market and production processes. As part of this strategy, GSE also closed two recent acquisitions under Mr. Carnavos' direction, acquiring certain of the assets of BatchCAD Limited and certain of the assets of Mitech Corporation. Recognizing all of his accomplishments and his promotion to Chief Executive Officer announced on June 9, 1999, the Board approved an $8,590 (4%) raise for Mr. Carnavos. See Summary Compensation Table for discussion of Mr. Carnavos' options awarded under the Plan.

Implementation Guidelines

     To implement the compensation philosophy described above, the Company's executive compensation program has three primary components: (i) a base salary,
(ii) bonus awards, and (iii) long-term incentive awards. The factors and criteria to be considered with respect to each of these components are set forth below.

     Base Salary. The range of the base salary for an executive or other employee position will be established primarily based on competitive salaries for positions with a similar scope of responsibilities and job complexities. The level of base salary within the range of competitive salaries will be determined on the basis of individual performance, experience and other relevant factors, such as demonstrated leadership, job knowledge and management skills. Such determination will be made by the Compensation Committee, with regard to the Company's executive officers, and by management with regard to all other officers and employees consistent with the general overall compensation policies established by the Compensation Committee.

     Base salaries will be targeted within the appropriate competitive range, although higher compensation may be paid if necessary or appropriate to attract or retain unusually qualified executives. Annual or other base salary adjustments will be based on individual performance as well as other market factors.

     Bonus Awards. The bonus award is intended to focus the efforts of the executives and other employees on the performance objectives in accordance with the business strategy of the Company.

     The Compensation Committee will administer incentive awards for the Company's executive officers. The Compensation Committee will review and assess the extent to which the overall Company performance goals have been met during the year and make such awards to the Company's executive officers. Management of the Company will be responsible for awarding bonus amounts to other officers and employees of the Company, taking into account the general compensation philosophy of the Company.

     For more information regarding the bonuses awarded in 1999 to the Company's principal executive officers and the four other most highly compensated executive officers of the Company, see "Executive Compensation -- Summary of Cash and Certain Other Compensation".

     Long-Term Incentive Award. The third element of the Company's compensation program will be provided through the Company's Long-Term Incentive Plan (the "Plan"), which is also designed to align the interests of the officers and employees with those of stockholders. The Plan is intended to focus the efforts of officers and employees on performance which will increase the value of the Company for its stockholders.

     Pursuant to the Plan, the Compensation Committee may grant incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"), and may grant nonstatutory stock options to purchase shares of common stock. The Compensation Committee also may grant stock appreciation rights and award shares of restricted stock and incentive shares in accordance with the terms of the Plan. Subject to the terms of the Plan, the Compensation Committee will have discretion in making grants and awards under the Plan. The Compensation Committee may, however, consider the recommendations of management with respect to such grants and awards.

     Total direct compensation to the Company's executive officers (base salary, bonus awards and long-term incentive awards) will be targeted within the appropriate competitive range, although higher compensation may be paid if necessary to attract or retain unusually qualified executives.

     The Board, with the advice of the Compensation Committee, will reexamine the Company's compensation philosophy and objectives periodically and determine if changes should be considered.
                                                  Compensation Committee


                                                  George J. Pedersen, Chairman
                                                  Jerome I. Feldman
                                                  Christopher M. Carnavos

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding beneficial ownership of the Company's common stock, as of April 11, 2000, by: (i) each stockholder who is known by the Company to own beneficially more than five percent of the outstanding common stock, (ii) each of the Company's Directors, (iii) each executive officer of the Company named in the Summary Compensation Table, and (iv) all Directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. In preparing the following table, the Company has relied on the information contained in the Statements on
     Schedule 13G previously filed by ManTech and GP Strategies, and filed by Benson & Associates LLC and FMR Corp. Certain of the shares reported in the following table may be deemed to be beneficially owned by more than one person and therefore may be included in more than one table entry.


                                                                              Number of             Percent of
                                                                            Common Stock            Beneficial
                                                                            Shares Bene-            Ownership
Name of Beneficial Owner                                                   ficially Owned

Certain Beneficial Owners

GP Strategies Corporation (1)........................................            1,324,350                24.7%
  9 West 57th Street
  New York, NY  10019

ManTech International Corporation (2)................................            1,222,853                22.8%
  12015 Lee Jackson Highway
  Fairfax, VA  22033

SGLG, Inc............................................................              875,000                16.9%
  9 West 57th Street
  New York, NY  10019

Benson Associates, LLC (3)...........................................              463,603                 8.9%
   111 S. W. Fifth Avenue, Suite 2130
   Portland, Oregon  97204

FMR Corp.(4) ........................................................              353,800                 6.8%
   82 Devonshire Street
   Boston, MA 02109


Directors and Executive Officers(5)

Jerome I. Feldman (6)................................................            1,324,350                24.7%

Scott N. Greenberg (7)...............................................            1,308,700                24.5%

John A. Moore, Jr.(8)................................................            1,150,953                21.6%

George J. Pedersen (9)...............................................            1,136,684                21.2%

Christopher M. Carnavos (10).........................................              138,000                 2.6%

Brian K. Southern (11)...............................................              120,600                 2.3%

Sylvan Schefler (12).................................................               42,129                 0.8%

Chin-Our Jerry Jen (13)..............................................               25,300                 0.5%

Sheldon L. Glashow (14) .............................................               13,408                 0.3%

Jeffery G. Hough (15)................................................               10,000                 0.2%

Gill R. Grady (16)...................................................                6,450                 0.1%

Directors and Executive Officers as a group (11 persons) (17).........            2,903,090                49.5%


1 Includes  15,650 shares  subject to option owned  directly by Mr. Feldman (see
Note 6 below), 875,000 shares owned by SGLG, Inc. (SGLG), 250,000 shares owned by General Physics Corporation (GPC) and 33,700 shares owned by GP Strategies. Also includes 150,000 shares issuable upon the exercise of warrants which are exercisable within sixty (60) days of April 11, 2000. GP Strategies, a company in which Mr. Feldman has a controlling interest, owns GPC as well as a controlling interest in SGLG. GP Strategies disclaims beneficial ownership of all shares, including those subject to option, owned directly by Mr. Feldman.

2 Includes 71,900 shares and  shares  subject to option  owned  directly  by Mr.
Pedersen (see Note 9 below), 86,169 shares and shares subject to option owned directly by John A. Moore, Jr. (see Note 8 below), and 914,784 shares owned by ManTech. Also includes 150,000 shares issuable upon the exercise of warrants which are exercisable within sixty (60)days of April 11, 2000. ManTech disclaims beneficial ownership of all shares owned directly by Messrs. Pedersen and Moore.

3 Persons other than Benson Associates, LLC have the right to receive dividends from, or the proceeds of, the sale of such common stock. No such right to receive proceeds or dividends relates to more than 5 percent of the class.

4 Fidelity Management & Research Company (Fidelity), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 353,800 shares or 6.8% of the common stock outstanding of GSE Systems Incorporated (the Company) as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

The ownership of one investment company, Fidelity Low-Priced Stock Fund, amounted to 353,800 shares or 6.8% of the common stock outstanding. Fidelity Low-Priced Stock Fund has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109.

Edward C. Johnson 3d, Chairman of FMR Corp., FMR Corp. through its control of Fidelity, and the Fidelity Low-Priced Stock Fund, each has sole power to dispose of the 353,800 shares owned by the Fidelity Low-Priced Stock Fund.

Neither FMR Corp. nor Edward C. Johnson 3d, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees.

Strategic Advisers, Inc., 82 Devonshire Street, Boston, MA 02109, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, provides investment advisory services to individuals. It does not have sole power to vote or direct the voting of shares of certain securities held for clients and has sole dispositive power over such securities. As such, FMR Corp.'s beneficial ownership may include shares benefically owned through Strategic Advisers, Inc.

Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

5 The address of all Directors and Executive Officers is in care of GSE Systems, Inc., 9189 Red Branch Road, Columbia, MD 21045.

6 Includes 33,700 shares owned by GP Strategies, 875,000 shares owned by SGLG and 250,000 shares owned by GPC, and 150,000 warrants which are exercisable within sixty (60) days of April 11, 2000 owned by GP Strategies (see Note 1 above). Mr. Feldman disclaims beneficial ownership of all the shares owned by GP Strategies, SGLG and GPC. Also includes 15,650 shares issuable upon the exercise of options which are exercisable within sixty (60) days of April 11,2000.

7 Includes 33,700 shares owned by GP Strategies, 875,000 shares owned by SGLG and 250,000 shares owned by GPC, and 150,000 warrants which are exercisable within sixty (60) days of April 11, 2000 owned by GP Strategies (see Note 1 above). Mr. Greenberg is Chief Financial Officer and a director of GP Strategies and disclaims beneficial ownership of all the shares owned by GP Strategies, SGLG and GPC.

8 Includes 83,925 shares owned directly by Mr. Moore and 914,784 shares owned by ManTech, and 150,000 warrants which are exercisable within sixty (60) days of April 11, 2000 owned by ManTech (see Note 2 above). Mr. Moore is a stockholder of ManTech and serves as its Chief Financial Officer. Mr. Moore disclaims beneficial ownership of the shares owned by ManTech. Also includes 2,244 shares issuable upon the exercise of options which are exercisable within sixty (60) days of April 11, 2000.

9 Includes 56,250 shares owned directly by Mr. Pedersen and 914,784 shares owned by ManTech, and 150,000 warrants which are exercisable within sixty (60) days of April 11, 2000 owned by ManTech (see Note 2 above). Mr. Pedersen is a controlling stockholder of ManTech and serves as its Chairman, President and Chief Executive Officer. Mr. Pedersen disclaims beneficial ownership of the shares owned by ManTech. Also includes 15,650 shares issuable upon the exercise of options which are exercisable within sixty (60) days of April 11, 2000.

10 Includes 1,000 shares owned directly by Mr. Carnavos and his family and 137,000 shares issuable upon the exercise of options which are exercisable within sixty (60) days of April 11, 2000.

11 Includes 118,000 shares issuable upon the exercise of options which are exercisable within sixty (60) days of April 11, 2000. Also includes 600 shares owned by Mr. Southern's family; Mr. Southern disclaims beneficial ownership of such shares.

12 Includes 24,000 warrants which were awarded to Mr. Schefler through his previous affiliation with Prime Charter Ltd. and 18,129 shares issuable upon the exercise of options, both of which are exercisable within sixty (60) days of April 11, 2000.

13 Includes 21,500 shares issuable upon the exercise of options which are exercisable within sixty (60) days of April 11, 2000.

14 Includes 5,279 shares issuable upon the exercise of options which are exercisable within sixty (60) days of April 11, 2000.

15 Includes 10,000 shares issuable upon the exercise of options which are exercisable within sixty (60) days of April 11, 2000.

16 Includes 6,450 shares issuable upon the exercise of option which are exercisable within sixty (650) days of April 11, 2000.

17 Includes 673,902 shares issuable upon the exercise of options and warrants which are exercisable within sixty (60) days of April 11, 2000.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On March 23, 2000, the Company entered into a new loan and security agreement with a financial institution for a new credit facility with a maturity date of March 23, 2003. In connection with the new credit facility, ManTech has provided a one-year $900,000 standby letter of credit to the bank as additional collateral for the Company's facility. The Company is allowed to borrow up to 100% of the letter of credit value. In addition, both GP Strategies and ManTech have provided certain guarantees. The Company is presently in discussion with both GP Strategies and ManTech regarding consideration for such guarantees.

     On January 27, 2000, the Company issued 116,959 shares of its common stock, at fair market value less discount, to ManTech for $500,000. The proceeds of the stock issuance were used for working capital.

     A subsidiary of the Company subleased office space to ManTech based on square footage used through May 1998. For the years ended December 31, 1998 and 1997, such charges amounted to $30,000 and $117,000, respectively.

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



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GSE SYSTEMS, INC.

Date:  April 28, 2000                   By:  /s/ Christopher M. Carnavos
                                             ----------------------------
                                             Christopher M. Carnavos
                                             Director, Chief Executive Officer
                                             and President