Form 10-Q
period 2000-03-31
GSE SYSTEMS INC
filed 2000-05-15
CIK 944480

Conformed


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2000.

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


                 9189 Red Branch Road, Columbia Maryland, 21045
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

                              Yes X No ___

As of May 9, 2000, there were 5,192,427 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX
                                                                            PAGE

PART I.  FINANCIAL INFORMATION                                                 3

Item 1.          Financial Statements:

                 Consolidated Balance Sheets as of March 31, 2000
                 and December 31, 1999                                         3

                 Consolidated Statements of Operations for the Three
                 Months Ended March 31, 2000 and March 31, 1999                4

                 Consolidated Statements of Comprehensive Income
                 for the Three Months Ended March 31, 2000 and
                 March 31, 1999                                                5

                 Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2000 and March 31, 1999                       6

                 Notes to Consolidated Financial Statements                    7

Item 2.          Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                           12

Item 3.          Quantitative and Qualitative Disclosure About Market Risk    15

PART II. OTHER INFORMATION                                                    16

Item 1.          Legal Proceedings                                            16

Item 2.          Changes in Securities and Use of Proceeds                    16

Item 3.          Defaults Upon Senior Securities                              16

Item 4.          Submission of Matters to a Vote of Security Holders          16

Item 5.          Other Information                                            16

Item 6.          Exhibits and Reports on Form 8-K                             17

SIGNATURES                                                                    18



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                            Unaudited
                                                  March 31, 2000     December 31, 1999

Current assets:
Cash and cash equivalents                         $        2,653      $         2,695
Restricted cash                                              360                  255
Contract receivables                                      14,331               16,881
Inventories                                                3,263                3,255
Prepaid expenses and other current assets                  2,153                2,207
Deferred income taxes                                        146                  146
                                                             ---                  ---

       Total current assets                               22,906               25,439

Investment in Avantium Technologies B.V.                   2,895                 -
Property and equipment, net                                2,952                3,094
Software development costs, net                            5,306                5,395
Goodwill, net                                              2,823                2,949
Deferred income taxes                                      2,947                3,251
Restricted cash                                              330                  480
Other assets                                               1,588                2,419
                                                           -----                -----

       Total assets                               $       41,747     $         43,027
                                                  ===============     =================


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                $         6,426     $            -
    Accounts payable                                        5,280                5,024
    Accrued expenses                                        4,008                5,504
    Billings in excess of revenue earned                    2,935                3,077
    Accrued warranty reserves                                 531                  620
    Income taxes payable                                       25                   30
    Other current liabilities                               2,426                2,519
                                                            -----                -----

       Total current liabilities                           21,631               16,774

Line of credit                                                 -                 6,233
Accrued warranty reserves                                     716                  680
Other liabilities                                           1,296                2,170
                                                            -----                -----

       Total liabilities                                   23,643               25,857

Stockholders' equity:
     Common stock $.01 par value,
     8,000,000 shares authorized,
     5,186,327 shares issued and
     outstanding                                               52                   50
     Additional paid-in capital                            22,204               21,691
     Retained earnings (deficit)-at formation              (5,112)              (5,112)
     Retained earnings - since formation                    1,797                1,259
     Accumulated other comprehensive loss                    (837)                (718)
                                                             ----                 ----

          Total stockholders' equity                       18,104               17,170
                                                           ------               ------

          Total liabilities and
           stockholders' equity                   $        41,747     $         43,027
                                                  ===============     =================

  The accompanying notes are an integral part of these consolidated financial statements.



                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)

                                                                 Three months ended
                                                                      March 31,
                                                                 2000            1999
                                                                 ----            ----
Revenue:

Contract revenue                                            $ 12,229         $ 17,578
Software licensing revenue                                     2,895              -
                                                               -----           ------


Total revenue                                                 15,124           17,578

Cost of revenue                                                9,160           10,879
                                                               -----           ------


Gross profit                                                   5,964            6,699

Operating expenses:
      Selling, general and administrative                      4,388            4,880
      Depreciation and amortization                              441              350
                                                                 ---              ---

Total operating expenses                                       4,829            5,230
                                                               -----            -----

Operating income                                               1,135            1,469

Interest expense, net                                           (191)            (114)
Other income (expense)                                           (42)              33

Income before income taxes                                       902            1,388

Provision for income taxes                                       365              528
                                                                 ---              ---

Net income                                             $         537  $           860
                                                       ==============      ==========
Basic earnings per common share                        $        0.10  $          0.17
                                                       ==============      ==========
Diluted earnings per common share                      $        0.09  $          0.17
                                                       ==============      ==========

  The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                  (Unaudited)
                                                            Three months ended
                                                                 March 31,
                                                            2000           1999
                                                            ----           ----

Net income                                                  $ 537         $ 860

Foreign currency translation adjustment                      (119)          (19)
                                                             ----            ---

Comprehensive income                                        $ 418         $ 841
                                                            =======       ======

  The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                 Three months ended
                                                                      March 31,
                                                                 2000              1999
                                                                 ====              ====
Cash flows from operating activities:
Net income                                                       $ 537             $ 860

Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                   978               751
   Provision (credit) for doubtful contract
      receivables                                                   -                (29)
   Fair value of warrants issued to non-employees                   -                 60
   Non-monetary consideration received for software licensed
     to Avantium Technologies B.V.                              (2,895)                -
   Deferred income taxes                                           304               405
   Changes in assets and liabilities:
     Contract receivables                                        2,550             1,844
     Inventories, prepaid expenses and other
      assets                                                       887               (28)
     Accounts payable and accrued expenses                      (1,437)             (473)
     Billings in excess of revenues earned                        (142)            1,082
     Accrued warranty reserves                                     (53)               14
     Other liabilities                                            (684)             (752)
                                                                  ----              ----

Net cash provided by operating activities                           45             3,734
                                                                    --             -----

Cash flows from investing activities:
   Capital expenditures                                            (77)             (440)
   Capitalization of software development costs                   (447)             (446)
                                                                  ----              ----

Net cash used in investing activities                             (524)             (886)
                                                                  ----              ----

Cash flows from financing activities:
   Proceeds from issuance of common stock                          515                 -
   Increase (decrease) in lines of credit with
      banks                                                        193            (3,435)
   Other                                                          (242)              (54)
                                                                    --               ---

Net cash provided by (used in) financing
      activities                                                   466            (3,489)
                                                                   ---            ------

Effect of exchange rate changes on cash                            (29)              (15)
                                                                   ---               ---

Net decrease in cash and cash equivalents                          (42)             (656)
                                                                   ---              ----

Cash and cash equivalents at beginning of period                 2,695             2,240
                                                                 -----             -----

Cash and cash equivalents at end of period                     $ 2,653           $ 1,584
                                                             =========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

1.   Basis of Presentation

     The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the "Company") without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1999 filed with the Securities and Exchange Commission on March 31, 2000.

2. Basic and Diluted Earnings Per Common Share

     Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options or warrants were exercised or converted into common stock.

     The number of common shares and common share equivalents used in the determination of basic and diluted earnings per share was as follows:

                                                            March 31,
                                                        2000              1999
                                                        ----              ----
Weighted average shares outstanding - Basic          5,186,327         5,065,688
                                                     =========         =========


Weighted average shares outstanding - Diluted        5,783,381         5,167,936
                                                     =========         =========


     The difference between the basic and diluted number of weighted average shares outstanding for the three months ended March 31, 2000 and 1999 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period.

3.     Inventories

     Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value.

     Inventories consist of the following (in thousands):



                                 March 31,        December 31,
                                   2000               1999
                               --------------   ------------------
Raw materials                        $ 2,431              $ 2,536
Service parts                            832                  719
                               --------------   ------------------
                   Total             $ 3,263              $ 3,255
                               ==============   ==================

4.      Software Development Costs

     Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenue and is determined using the straight-line method over the remaining estimated economic life of the product, not to exceed five years.

     Software development costs capitalized were $447,000 and $446,000 for the three months ended March 31, 2000 and 1999, respectively. Total amortization expense was $537,000 and $440,000 for the three months ended March 31, 2000 and 1999, respectively.

5.   Investment in Avantium Technologies B.V.

     On February 24, 2000, the Company licensed certain of its simulation software products to Avantium Technologies B.V.("Avantium") in exchange for 251,501 shares of Avantium preferred stock, valued at $2.3 million and 352,102 shares of Avantium common stock, valued at $598,000. The software license, which is perpetual in nature, gives Avantium the right to use the software in the development of new software products. In the event new software products are developed, the Company has the first right of refusal to be the sole and exclusive distributors of these products in exchange for a 10% royalty. Each share of preferred stock is convertible into common stock. Subject to certain restrictions, in the event that Avantium has not conducted an initial public offering (or been purchased) within five years, the Company and certain other holders of preferred shares may, at their option, have their shares redeemed by Avantium, for the greater of (i) the original purchase price plus 8% interest compounded annually plus any accrued and unpaid dividends whether or not declared, or (ii) the fair market value of the shares on an as if converted into common shares basis plus any accrued and unpaid dividends.

     Avantium was formed to develop high speed experimentation and simulation technologies (HSE) for application in new product and process development in pharmaceutical, petrochemical, fine chemical, biotechnology and polymers industries. Avantium expects to develop HSE technologies through in-house development and contract research at leading universities, hardware developers and informatics companies. Avantium has various investors, including Shell International Chemical, SmithKline Beecham, W.R. Grace, three major European universities and two venture capital firms.

     During the three months ended March 31, 2000, the Company recognized software licensing revenue of $2.9 million based on the fair value of the consideration received from Avantium. The fair value was established based on cash paid by other investors for their respective preferred and common stock interests in Avantium. The Company has delivered all elements of the software and has no other obligations to Avantium, other than standard warranty. The Company will account for its investment in Avantium using the cost method of accounting based on management's conclusion that the Company does not have significant influence with respect to the operations of Avantium. During the first quarter of 2000, the Company also received an additional $2.9 million contract from Avantium to make certain improvements and enhancements to the software on a best efforts basis. The rates and margins in the contract are comparable to those the Company earns performing services for its existing customers.

6.   Financing Arrangements

     On March 23, 2000, the Company entered into a new loan and security agreement with a financial institution for a new credit facility with a maturity date of March 23, 2003. Borrowings from this facility were used to pay off the existing debt under the Company's previous credit facility.

     The new agreement established a $10 million line of credit (the "Credit Facility") for the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc, jointly and severally as co-borrowers. The Credit Facility provides for borrowings to support working capital needs and foreign letters of credit ($2 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). In addition, ManTech International Corporation ("ManTech") has provided a one-year $900,000 standby letter of credit to the bank as additional collateral for the Company's credit facility. GSE is allowed to borrow up to 100% of the letter of credit value. GP Strategies Corporation provided a limited guarantee totaling $1.8 million; ManTech has provided a limited guarantee totaling $900,000. The interest rate on this line of credit is based on the bank's prime rate (9% as of March 30, 2000), with interest only payments due monthly. At March 31, 2000, the Company's available borrowing base was approximately $6.5, of which approximately $6.4 million had been utilized.

     The loan and security agreement requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. At March 31, 2000, the Company was not in compliance with its minimum EBITDA (earnings before interest, taxes, depreciation and amortization) covenant. The Company has requested and expects to obtain a written waiver for this covenant. However, the Company was in compliance with its tangible net worth, working capital and ratio of total liabilities to tangible net worth covenants. Accordingly, the Company has classified the borrowings under the Credit Facility as current.

     As of March 31, 2000, the Company was contingently liable for three letters of credit totaling approximately $690,000. Two of the letters of credit represent payment bonds on contracts, while the remaining one was issued to the landlord of the Company's previous facility (whose lease was terminated in 1998). Of the total amount of letters of credit, approximately $660,000 was issued in 1998 through the Company's bank at the time and was supported by the Company's credit facility. These letters of credit could not be reissued by the Company's financial institution, and in June 1999, the Company was required to deposit funds with the issuing institution as collateral against the letters of credit. Of the total balance of restricted cash, $360,000 will be released by the bank within a year, upon expiration of such letters of credit, and therefore, has been classified as short-term on the consolidated balance sheets. The remaining balance of $330,000 has been classified as long-term on the consolidated balance sheets.

7.   Capital Stock

     In January 2000, the Company issued 116,959 shares of its common stock, at fair market value less discount, to ManTech for $500,000. The proceeds of the stock issuance were used for working capital.

8.   Income Taxes

     The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three months ended March 31, 2000 and 1999 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of March 31, 2000 and December 31, 1999, the aggregate deferred tax assets are recorded net of a valuation allowance of $1.1 million.

9.   Segment Reporting

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

       The table below presents information about reported segments:

                                                       (In thousands)
                                                  Three months ended March 31,

                                                            2000
                                                Process        Power          Total

Revenue                                       $ 7,964        $ 7,160        $ 15,124
                                              =======        =======        ========
Business unit contribution                    $ 1,247        $   910        $  2,157
                                              =======        =======        ========

                                                            1999
                                                Process        Power          Total

Revenue                                       $ 10,216       $ 7,362        $ 17,578
                                              ========       =======        ========
Business unit contribution                    $  1,601       $ 1,217        $  2,818
                                              ========       =======        ========

Below is a reconciliation of consolidated business unit contribution to consolidated income before taxes.

                                                       (In thousands)
                                                Three months ended March 31,
                                                  2000               1999

Consolidated revenue                           $ 15,124           $ 17,578
                                               ========           ========

Consolidated business unit contribution         $ 2,157           $  2,818
Corporate expenses                               (1,064)            (1,316)
Interest expense, net                              (191)              (114)
                                                   ----               ----
    Consolidated income before income taxes       $ 902           $  1,388
                                                  =====           ========


10.     Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued. The Company will be required to adopt this new accounting standard on January 1, 2001. Management does not anticipate early adoption. The Company does not believe that the effect of the adoption of FAS No. 133 will be material.

     In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements and became effective for the Company for the quarter ended March 31, 2000. This pronouncement had no material impact on the Company's revenue recognition methods.

 11.    Reclassifications

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

     In 1999, the Company introduced its new business and marketing strategy VirtualPlant. VirtualPlant combines the benefits of real-time simulation with control systems to create a "living", learning real-time representation of an operating plant. VirtualPlant also allows a customer to create an environment for simulation-enhanced experimentation, thereby reducing the amount of physical experimentation necessary to achieve an optimal design result for a new process product. Based on sophisticated simulation technologies and expert knowledge of processing realities, VirtualPlant is a fully integrated, comprehensive strategy including software, consulting services and training that energy and process manufacturing companies can use to dramatically reduce new product time-to-market, minimize development costs, achieve greater optimization and improve overall profitability.

     A significant step in implementing the VirtualPlant strategy was the Company's participation in the February 2000 founding of Avantium Technologies B.V. ("Avantium"), a Netherlands-based high technology company that employs high speed experimentation and simulation ("HSE&S") technologies in contract research and development in the area of new product development and process chemistry. GSE is an equity shareholder along with Shell International Chemical, SmithKline Beecham, W.R. Grace, three Dutch universities ( Technical University of Delft, Technical University of Eindhoven, and Twente University) and three venture capital firms (Alpinvest, The Generics Group, and S.R.One, the SmithKline Beecham venture funding company). Avantium Technologies will deploy HSE&S techniques to rapidly discover and optimize new processes and products of interest to the petrochemicals, fine chemicals and pharmaceutical industries. GSE will provide the basis for the informatics system that will automate and maximize Avantium's lab environment, and the Company will utilize its core simulation technologies to assist in the optimization of experimentation as well as analysis of the resulting data. The Company's undiluted holdings in Avantium Technologies will be approximately 10%; after taking into consideration the expected dilutive effect of stock option plans, the Company's diluted ownership percentage is anticipated to be approximately 5%.

     The Company will have exclusive distribution and marketing rights to the technology developed with Avantium (including but not limited to the informatics solution set, the laboratory equipment/solution and associated equipment/sensor technology, the management services associated with the laboratory technology, the technology contributed by any of the current or future partners in Avantium) and will provide engineering and development services on a contract basis to Avantium for the completion of this technology.

     The Company initiated a market development program designed to bring the benefits of VirtualPlant, plus the products and services associated with its affiliation with Avantium Technologies, to major customers around the world.

     The order slow down that the Company's Process Business Unit experienced during the second half of 1999 has continued through the first quarter of 2000. Despite the resolution of the Y2K date issue concerns that had depressed orders in 1999, customers are continuing to postpone or reduce spending on additional investments in their process control systems. This trend appears to be affecting the entire process control industry and is currently expected to continue into the third quarter 2000. Based on current workload and backlog, results for the second and third quarters 2000 are not expected to be as strong as those reported in the first quarter.

Results of Operations

     The following table sets forth the results of operations for the periods presented expressed as a percentage of revenue (in thousands).

                                                  Three months ended March 31,

                                               2000        %          1999        %
                                               ----        -          ----        -
Revenue                                    $ 15,124      100.0%     $17,578       100.0%
Cost of revenue                               9,160       60.6%      10,879        61.9%
                                              -----       ----       ------        ----

Gross profit                                  5,964       39.4%       6,699        38.1%
                                              -----       ----        -----        ----
Operating expenses
   Selling, general and administrative        4,388       29.0%       4,880        27.8%
   Depreciation and amortization                441        2.9%         350         2.0%
                                                ---        ---          ---         ---
Total operating expenses                      4,829       31.9%       5,230        29.8%
                                              -----       ----        -----        ----

Operating income                              1,135        7.5%       1,469         8.4%

Interest expense, net                          (191)      (1.3%)       (114)       (0.6%)
Other income (expense)                          (42)      (0.3%)         33         0.2%
                                                ---       ----           --         ---

Income before income taxes                      902        6.0%       1,388         7.9%

Provision for income taxes                      365        2.4%         528         3.0%
                                                ---        ---          ---         ---

Net income                                $     537        3.6%      $  860         4.9%
                                          =========        ===       ======         ===


Revenue.  Revenue for the three  months  ended  March 31, 2000 and 1999  totaled
     $15.1 million and $17.6 million, respectively. The Process business unit is still experiencing a significant slowdown in its orders, which began in the third quarter 1999, causing a 22.0% decrease in first quarter 2000 revenues as compared to the prior year. The increase in order activity that was expected once the Y2K date issue had been addressed has not occurred. It appears that Process business unit customers will continue to postpone significant additional investments in their process control systems until the third quarter 2000. Included in the first quarter 2000 Process business unit revenues was $2.9 million from the sale of licenses for five of GSE's software products to Avantium Technologies B.V. ("Avantium"), including the object and source codes, in exchange for an equity interest in Avantium. See Note 5, Investment in Avantium Technologies B.V. in the Notes to
     Consolidated  Financial  Statements,   above,  for  a  discussion  of  this
     transaction. The Power business unit revenues were essentially constant between the two quarters ($7.2 million in 2000 versus $7.4 million in 1999).

Gross Profit. Due to the lower revenue in the first quarter 2000, gross profit decreased to $6.0 million (39.4% of revenue) for the three months ended March 31, 2000 from $6.7 million (38.1% of revenue) for the corresponding period in 1999. The increase in gross margin as a percentage of revenue reflects the impact of the license sales to Avantium in the first quarter 2000.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
     administrative ("SG&A") expenses totaled $4.4 million in the three months ended March 31, 2000, a 10.1% decrease from the corresponding period in
     1999. The decrease reflects reduced sales, marketing and corporate administration headcount, lower sales commissions due to lower Process business unit orders, and reduced relocation expenses related to new hires.

     Gross research and product development expenditures approximated $1.1 million in each of the quarters ended March 31, 2000 and March 31, 1999. Capitalized software development costs totaled $447,000 and $446,000 for the first quarter of 2000 and 1999, respectively; accordingly, net research and development costs expensed and included in SG&A were approximately $700,000 for each of the three month periods ended March 31, 2000 and 1999. The Company continued development of its VPbatch product during the first quarter 2000, the Windows NT version of its FlexBatch Recipe and Process Management software. In addition, the Company began development initiatives to improve product ease of use of all of its process simulation products and tightly couple them into the VirtualPlant architecture.

Depreciation and  Amortization.  Depreciation  expense  amounted to $313,000 and
     $258,000   during  the  three   months  ended  March  31,  2000  and  1999,
     respectively.

     Amortization of goodwill was $128,000 and $92,000 during the three months ended March 31, 2000 and 1999, respectively. The increase in amortization in the first quarter 2000 reflects the increase in goodwill due to payments made for contingent considerations for prior year acquisitions.

Operating Income. Operating income amounted to $1.1 million (7.5% of revenue) versus $1.5 million (8.4% of revenue) for the three months ended March 31, 2000 and March 31, 1999, respectively. This decrease is the result of the continuing order slowdown in the Process business unit offset by lower selling, general and administrative costs

Interest Expense, Net. Net interest expense increased to $191,000 for the three months ended March 31, 2000 from $114,000 for the corresponding period in 1999. This increase is attributable primarily to an increase in the Company's borrowings under its line of credit made during the period to fund working capital requirements.

Other Income (Expense). Other income (expense) mainly reflects recognized foreign currency transaction gains and losses.

Provision for Income Taxes. The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three months ended March 31, 2000 and 1999 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of March 31, 2000 and December 31, 1999, the aggregate deferred tax assets are recorded net of a valuation allowance of $1.1 million.

Liquidity and Capital Resources.  Net cash provided by operating  activities was
     $45,000 for the three months ended March 31, 2000, as reported on the Consolidated Statements of Cash Flows. The Company's $2.9 million investmentin Avantium Technologies was a non-monetary transaction and had no impact on the Company's operating cash flow. Significant changes in the Company's assets and liabilities included a $2.6 million reduction in contract receivables, mainly due to the lower orders of the Process business unit in the first quarter 2000, and a $1.5 million reduction in accounts payable and accrued expenses.
     Net cash used in investing  activities  was  $524,000 in the first  quarter
     2000,   including  $447,000  of  capitalized  software  development  costs and $77,000 of capital expenditures.

     During the three months ended March 31, 2000, the Company generated $466,000 net cash from financing activities. In January 2000, the Company issued 116,959 shares of its common stock at fair market value less discount to ManTech International Corporation for $500,000.

     On March 23, 2000, the Company entered into a new loan and security agreement with a financial institution for a new credit facility with a maturity date of March 23, 2003. Borrowings from this facility were used to pay off the existing debt under the Company's previous credit facility. The line of credit provides for borrowings up to a total of $10 million to support working capital needs and foreign letters of credit. At March 31, 2000, the Company's available borrowing base was approximately $6.5 million, of which approximately $6.4 million had been utilized. See Note 6, Financing Arrangements, in the Notes to Consolidated Financial Statements, above, for additional details about this line of credit.

     This new credit line requires the Company to comply with certain financial ratios; at March 31, 2000 the Company was not in compliance with its minimum EBITDA (earnings before interest, taxes, depreciation and amortization) covenant. The Company has requested and expects to obtain a written waiver for this covenant. However, the Company was in compliance with its tangible net worth, working capital and ratio of total liabilities to tangible net worth covenants. Accordingly, the Company has classified the orrrowings undr the Credit Facility as current.

     Due mainly to the lower volume of the Process business unit over the last three quarters, the Company is currently experiencing limited operating cash flows. Cost reduction efforts, including employee terminations and reduction of selling and administrative expenses, have been made. The Company is currently in discussions with its financial institution regarding a possible term loan in excess of its current available borrowing base. Discussions are also being held with one of the Company's major shareholders in regards to additional equity financing.

     In order to advance the Company's VirtualPlant business and marketing strategy, and to leverage the business opportunities provided by the Company's business relationship with Avantium Technologies, the Company is seeking equity financing for internal research and development, and potential business acquisitions and joint ventures. Discussions are in progress with several venture capital firms.

     As of March 31, 2000, the Company was contingently liable for three letters of credit totaling approximately $690,000. These letters of credit could not be reissued by the Company's new financial institution, and in June 1999, the Company was required to deposit funds with the issuing institution as collateral against the letters of credit. Of the total balance of restricted cash, $360,000 will be released by the bank within a year, upon expiration of such letters of credit, and therefore, has been classified as short-term on the consolidated balance sheets. The remaining balance of $330,000 has been classified as long-term on the consolidated balance sheets.

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

     The Company is also subject to market risk related to the interest rates on its existing lines of credit. Such interest rates are currently based on the prime rate.

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

Item 2. Changes in Securities and Use of Proceeds
              None

Item 3. Defaults Upon Senior Securities
              None

Item 4. Submission of Matters to a Vote of Security Holders
              None

Item 5. Other Information
              None

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbors created by those Acts. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the Company' business in the domestic and international marketplace. All forward-looking statements involve risks and uncertainties, including, without limitation, risks relating to the Company's ability to enhance existing software products and to introduce new products in a timely and cost effective manner, reduced development of nuclear power plants that may utilize the Company's products, a long pay-back cycle from the investment in software development, uncertainties regarding the ability of the Company to grow its revenues and successfully integrate operations through expansion of its existing business and strategic acquisitions, the ability of the Company to respond adequately to rapid technological changes in the markets for process control and simulation software and systems, significant quarter-to-quarter volatility in revenues and earnings as a result of customer purchasing cycles and other factors, dependence upon key personnel, and general market conditions and competition. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties as set forth herein, the failure of any one of which could materially adversely affect the operations of the Company. The Company's plans and objectives are also based on the assumptions that market conditions and competitive conditions within the Company's business areas will not change materially or adversely and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can, therefore, be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
            None

(b)      Reports on Form 8-K
            None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Date: May 15, 2000         GSE SYSTEMS, INC.


                           /S/ Christopher M. Carnavos
                             Christopher M. Carnavos
                 Director, Chief Executive Officer and President
                          (Principal Executive Officer)





                              /S/ Jeffery G. Hough
                                Jeffery G. Hough
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)