Form 10-Q
period 2000-06-30
GSE SYSTEMS INC
filed 2000-08-14
CIK 944480

Conformed


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2000.

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

                  Registrant's telephone number: (410) 772-3500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No ___

As of August 8, 2000, there were 5,193,527 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX
                                                                            PAGE

PART I. FINANCIAL INFORMATION                                                  3

Item 1.          Financial Statements:

                 Consolidated Balance Sheets as of June 30, 2000
                 and December 31, 1999                                         3

                 Consolidated Statements of Operations for the Three
                 and Six Months Ended June 30, 2000 and June 30, 1999          4

                 Consolidated Statements of Comprehensive Income (Loss)
                 for the Three and Six Months Ended June 30, 2000 and
                 June 30, 1999                                                 5

                 Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 2000 and June 30, 1999              6

                 Notes to Consolidated Financial Statements                    7

Item 2.          Management's Discussion and Analysis of Results of Operations
                 and Financial Condition                                      12

Item 3.          Quantitative and Qualitative Disclosure About Market
                 Risk                                                         16

PART II. OTHER INFORMATION                                                    17

Item 1.          Legal Proceedings                                            17

Item 2.          Changes in Securities and Use of Proceeds                    17

Item 3.          Defaults Upon Senior Securities                              17

Item 4.          Submission of Matters to a Vote of Security Holders          17

Item 5.          Other Information                                            17

Item 6.          Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                                    19




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   GSE SYSTEMS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except share data)

                                                 ASSETS


                                                     Unaudited
                                                    June 30, 2000          December 31, 1999
                                                    -------------          -----------------
 Current assets:
    Cash and cash equivalents                     $         2,454          $           2,695
    Restricted cash                                           180                        255
    Contract receivables                                   15,233                     16,881
    Inventories                                             2,843                      3,255
    Prepaid expenses and other current assets               2,563                      2,207
    Deferred income taxes                                     146                        146
                                                              ---                        ---
      Total current assets                                 23,419                     25,439

Investment in Avantium Technologies B.V.                    2,895                         -
Property and equipment, net                                 2,792                      3,094
Software development costs, net                             5,345                      5,395
Goodwill, net                                               2,707                      2,949
Deferred income taxes                                       3,539                      3,251
Restricted cash                                               330                        480
Other assets                                                1,745                      2,419
                                                            -----                      -----
      Total assets                                $        42,772          $          43,027
                                              ===================          =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                $         7,987          $              -
    Accounts payable                                        5,694                      5,024
    Accrued expenses                                        4,199                      5,504
    Billings in excess of revenue earned                    2,899                      3,077
    Accrued warranty reserves                                 639                        620
    Income taxes payable                                       -                          30
    Other current liabilities                               2,400                      2,519
                                                            -----                      -----
      Total current liabilities                            23,818                     16,774

Line of credit                                                 -                       6,233
Accrued warranty reserves                                     710                        680
Other liabilities                                           1,040                      2,170
                                                            -----                      -----
      Total liabilities                                    25,568                     25,857
                                                           ------                     ------
Stockholders' equity:
    Common stock $.01 par value, 8,000,000 shares
    authorized, 5,193,527 shares issued and outstanding        52                         50
    Additional paid-in capital                             22,230                     21,691
    Retained earnings (deficit) - at formation             (5,112)                    (5,112)
    Retained earnings - since formation                       893                      1,259
    Accumulated other comprehensive loss                     (859)                      (718)
                                                             ----                       ----
      Total stockholders' equity                           17,204                     17,170
                                                           ------                     ------
      Total liabilities and stockholders' equity   $       42,772           $         43,027
                                                   ==============           ================




The accompanying notes are an integral part of these consolidated financial statements.

                                        GSE SYSTEMS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In thousands, except per share data)
                                                  (Unaudited)



                                                          Three months ended            Six months ended
                                                              June 30,                      June 30,
                                                           2000         1999            2000          1999
                                                           ----         ----            ----          ----
Revenue:
     Contract revenue                                  $ 13,300       $ 17,987       $ 25,529       $ 35,565
     Software licensing revenue                           -              -              2,895          -
                                                          -----          -----          -----          -----
Total revenue                                            13,300         17,987         28,424         35,565

Cost of revenue                                          10,314         10,483         19,437         21,362
                                                         ------         ------         ------         ------

Gross profit                                              2,986          7,504          8,987         14,203

Operating expenses:

     Selling, general and administrative                  3,966          5,955          8,395         10,836
     Depreciation and amortization                          431            352            869            702
                                                            ---            ---            ---            ---
Total operating expenses                                  4,397          6,307          9,264         11,538
                                                          -----          -----          -----         ------
Operating income (loss)                                  (1,411)         1,197           (277)         2,665

Interest expense, net                                      (129)           (16)          (320)          (131)
Other income                                                 63             19             21             53
                                                             --             --             --             --
Income (loss) before income taxes                        (1,477)         1,200           (576)         2,587

Provision for (benefit from) income taxes                  (575)           457           (210)           985
                                                           ----            ---           ----            ---
Net income (loss)                                       $  (902)        $  743        $  (366)       $ 1,602
                                                        =======         ======        =======        =======
Basic earnings (loss) per common share                  $ (0.17)        $ 0.15        $ (0.07)       $  0.32
                                                        =======         ======        =======        =======
Diluted earnings (loss) per common share                $ (0.17)        $ 0.14        $ (0.07)       $  0.31
                                                        =======         ======        =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                                                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                               (In thousands)
                                                                 (Unaudited)



                                                              Three months ended             Six months ended
                                                                 June 30,                      June 30,
                                                               2000        1999              2000        1999
                                                               ----        ----              ----        ----

Net income (loss)                                           $ (902)      $ 743            $ (366)     $ 1,602


Foreign currency translation adjustment                        (22)         91              (141)          72
                                                               ---          --              ----           --

Comprehensive income (loss)                                 $ (924)      $ 834            $ (507)     $ 1,674
                                                            ======       =====            ======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Six months ended
                                                                           June 30,
                                                                       2000         1999
                                                                       ----         ----

Cash flows from operating activities:
Net income (loss)                                                      $ (366)   $ 1,602
Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
   Depreciation and amortization                                        1,949      1,601
   Fair value of warrants issued to non-employees                         -          120
   Non-monetary consideration received for software licensed to
     Avantium Technologies B.V.                                        (2,895)        -
   Deferred income taxes                                                 (288)       851
   Changes in assets and liabilities:
    Contract receivables                                                1,648      5,949
     Inventories, prepaid expenses and other assets                       716     (2,316)
     Accounts payable and accrued expenses                               (828)    (2,013)
     Billings in excess of revenues earned                               (178)      (170)
     Accrued warranty reserves                                             49         47
     Other liabilities                                                   (661)     1,066
                                                                         ----      -----
Net cash (used in) provided by operating activities                      (854)     6,737
                                                                         ----      -----
Cash flows from investing activities:
   Proceeds from sale of assets                                           -          731
   Capital expenditures                                                  (220)    (1,020)
   Capitalization of software development costs                        (1,017)    (1,032)
                                                                       ------     ------
Net cash used in investing activities                                  (1,237)    (1,321)
                                                                       ------     ------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                 541         -
   Increase (decrease) in lines of credit with banks                    1,754     (3,819)
   Other                                                                 (400)      (377)
                                                                         ----       ----
Net cash provided by (used in) financing activities                     1,895     (4,196)
                                                                        -----     ------
Effect of exchange rate changes on cash                                   (45)       (35)
                                                                          ---        ---
Net increase (decrease) in cash and cash equivalents                     (241)     1,185
Cash and cash equivalents at beginning of period                        2,695      2,240
                                                                        -----      -----
Cash and cash equivalents at end of period                            $ 2,454    $ 3,425
                                                                      =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1. Basis of Presentation

The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the"Company") without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1999 filed with the Securities and Exchange Commission on March 31, 2000.

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

The  number  of  common  shares  and  common  share   equivalents  used  in  the
determination of basic and diluted earnings per share was as follows:

                                                        Three months ended             Six months ended
                                                            June 30,                       June 30,
                                                       2000            1999           2000          1999
                                                       ----            ----           ----          ----
Weighted average shares outstanding - Basic           5,192,794     5,065,688       5,188,534    5,065,688
                                                      =========     =========       =========    =========
Weighted average shares outstanding - Diluted         5,192,794     5,274,451       5,188,534    5,246,622
                                                      =========     =========       =========    =========


For the three and six months ended June 30, 2000, the number of weighted average shares used for calculating diluted loss per share is the same as basic because the effect of potential common shares is anti-dilutive given the net loss during both periods. The difference between the basic and diluted number of weighted average shares outstanding for the three and six months ended June 30, 1999 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period.

3. Inventories

Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value.

Inventories consist of the following (in thousands):


                                  June 30,         December 31,
                                    2000               1999
                              -----------------  ------------------
Raw materials                    $ 2,052             $ 2,536
Service parts                        791                 719
                              -----------------  ------------------
                   Total         $ 2,843             $ 3,255
                              =================  ==================

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

Software development costs capitalized were approximately $570,000 and $586,000 for the three months ended June 30, 2000 and 1999, respectively. Total amortization expense was approximately $544,000 and $459,000 for the three months ended June 30, 2000 and 1999, respectively.

For the six months ended June 30, 2000 and 1999, software development costs capitalized were approximately $1.0 million and $1.7 million, respectively. Total amortization expense was approximately $1.1 million and $899,000 for the six months ended June 30, 2000 and 1999, respectively.

5. Investment in Avantium Technologies B.V.

On February 24, 2000, the Company licensed certain of its simulation software products to Avantium Technologies B.V. ("Avantium") in exchange for 251,501 shares of Avantium preferred stock, valued at $2.3 million, and 352,102 shares of Avantium common stock, valued at $598,000. The software license, which is perpetual in nature, gives Avantium the right to use the software in the development of new software products. In the event new software products are developed, the Company has the first right of refusal to be the sole and exclusive distributors of these products in exchange for a 10% royalty. Each share of preferred stock is convertible into common stock. Subject to certain restrictions, in the event that Avantium has not conducted an initial public offering (or been purchased) within five years, the Company and certain other holders of preferred shares may, at their option, have their shares redeemed by Avantium, for the greater of (i) the original purchase price plus 8% interest compounded annually plus any accrued and unpaid dividends whether or not declared, or (ii) the fair market value of the shares on an as-if-converted-into-common-shares-basis plus any accrued and unpaid dividends.

Avantium was formed to develop high-speed experimentation and simulation ("HSE&S") technologies for application in new product and process development in pharmaceutical, petrochemical, fine chemical, biotechnology and polymers industries. Avantium expects to develop HSE&S technologies through in-house development and contract research at leading universities, hardware developers and informatics companies. Avantium has various investors, including Shell International Chemical, SmithKline Beecham, W.R. Grace, three major European universities and two venture capital firms.

During the six months ended June 30, 2000, the Company recognized software licensing revenue of $2.9 million based on the fair value of the consideration received from Avantium. The fair value was established based on cash paid by other investors for their respective preferred and common stock interests in Avantium. The Company has delivered all elements of the software and has no other obligations to Avantium, other than standard warranty. The Company will account for its investment in Avantium using the cost method of accounting based on management's conclusion that the Company does not have significant influence with respect to the operations of Avantium. During the six months ended June 30, 2000, the Company also received an additional $2.9 million contract from Avantium to make certain improvements and enhancements to the software on a best efforts basis. The rates and margins in the contract are comparable to those the Company earns performing services for its existing customers.

6. Financing Arrangements

On March 23, 2000, the Company entered into a new loan and security agreement with a financial institution for a new credit facility with a maturity date of March 23, 2003. Borrowings from this facility were used to pay off the existing debt under the Company's previous credit facility.

The new agreement established a $10.0 million line of credit (the "Credit Facility") for the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc, jointly and severally as co-borrowers. The Credit Facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). In addition, ManTech
International Corporation ("ManTech") has provided two separate one-year $900,000 standby letters of credit to the bank as additional collateral for the Company's credit facility. GSE is allowed to borrow up to 100% of the letter of credit value. GP Strategies Corporation has provided a limited guarantee totaling $1.8 million. The interest rate on this line of credit is based on the bank's prime rate (9.5% as of June 30, 2000), with interest only payments due monthly. At June 30, 2000, the Company's available borrowing base was approximately $8.6 million, of which approximately $8.0 million had been utilized.

The loan and security agreement requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. At June 30, 2000, the Company was not in compliance with its minimum EBITDA (earnings before interest, taxes,depreciation and amortization) covenant, its minimum working capital covenant, and its tangible net worth covenant. Accordingly, the Company has classified the borrowings under the Credit Facility as current. The Company has requested a written waiver for these covenants.


As of June 30, 2000, the Company was contingently liable for letters of credit totaling approximately $510,000. One of the letters of credit represents a payment bond on a contract, while the other was issued to the landlord of the Company's previous facility (whose lease was terminated in 1998). A letter of credit, in the amount of $480,000, required the Company to deposit funds with the issuing institution as collateral against the letter of credit. Of the total balance of restricted cash, $180,000 will be released by the bank within a year, upon expiration of such letters of credit, and therefore, has been classified as current in the consolidated balance sheets. The remaining balance of $330,000 has been classified as long-term in the consolidated balance sheets.

7. Capital Stock

In January 2000, the Company issued 116,959 shares of its common stock, at fair value, to ManTech for $500,000. The proceeds of the stock issuance were used for working capital.

8. Income Taxes

The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three and six months ended June 30, 2000 and 1999 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of June 30, 2000 and December 31, 1999, the aggregate deferred tax assets are recorded net of a valuation allowance of $1.1 million.

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

The table below presents information about reported segments:

                                            (In thousands)                                   (In thousands)
                                       Three months ended June 30,                      Six months ended June 30,
                                       ---------------------------                      -------------------------
                                                  2000                                               2000
                                                  ----                                               ----
                                     Process     Power       Total                 Process       Power        Total
                                     -------     -----       -----                 -------       -----        -----
Revenue                            $  5,241    $ 8,059     $ 13,300                $ 13,205    $ 15,219     $ 28,424
                                   ========    =======     ========                ========    ========     ========
Business unit contribution         $ (1,993)   $ 1,866     $   (127)               $   (747)   $  2,776     $  2,029
                                   ========    =======     ========                ========    ========     ========


                                                  1999                                               1999
                                                  ----                                               ----
                                     Process     Power       Total                 Process        Power        Total
                                     -------     -----       -----                 -------        -----        -----
                                   $  9,748    $ 8,239      $ 17,987               $ 19,964     $ 15,601     $ 35,565
                                   ========    =======       =======               =======       =======     ========
Business unit contribution         $  1,141    $ 1,393      $ 2,534                $ 2,744       $ 2,610     $  5,354
                                   ========    =======       =======               =======       =======     ========



Below is a reconciliation of consolidated business unit contribution to consolidated income before taxes.


                                                                  (In thousands)                        (In thousands)
                                                             Three months ended June 30,           Six months ended June 30,
                                                                2000            1999                 2000           1999
Consolidated revenue                                         $ 13,300        $ 17,987            $ 28,424        $ 35,565
Consolidated business unit contribution                      $   (127)       $  2,534            $  2,029        $  5,354
Corporate expenses                                             (1,221)         (1,318)             (2,285)         (2,636)
Interest expense, net                                            (129)            (16)               (320)           (131)
    Consolidated income (loss) before income taxes           $ (1,477)       $  1,200            $   (576)        $  2,587



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

General Business Environment
----------------------------

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

In 1999, the Company introduced its new business and marketing strategy VirtualPlant(TM). VirtualPlant combines the benefits of real-time simulation with control systems to create a "living", learning real-time representation of an operating plant. VirtualPlant also allows a customer to create an environment for simulation-enhanced experimentation, thereby reducing the amount of physical experimentation necessary to achieve an optimal design result for a new process product. Based on sophisticated simulation technologies and expert knowledge of processing realities, VirtualPlant is a fully integrated, comprehensive strategy including software, consulting services and training that energy and process manufacturing companies can use to dramatically reduce new product time-to-market, minimize development costs, achieve greater optimization and improve overall profitability.

A significant step in implementing the VirtualPlant strategy was the Company's participation in the February 2000 founding of Avantium Technologies B.V. ("Avantium"), a Netherlands-based high technology company that employs high-speed experimentation and simulation ("HSE&S") technologies in contract research and development in the area of new product development and process chemistry. GSE is an equity shareholder along with Shell International Chemical, SmithKline Beecham, W.R. Grace, three Dutch universities (Technical University of Delft, Technical University of Eindhoven, and Twente University) and three venture capital firms (Alpinvest, The Generics Group, and S.R.One, the SmithKline Beecham venture funding company). Avantium Technologies will deploy HSE&S techniques to rapidly discover and optimize new processes and products of interest to the petrochemicals, fine chemicals and pharmaceutical industries. GSE will provide the basis for the informatics system that will automate and maximize Avantium's lab environment, and the Company will utilize its core simulation technologies to assist in the optimization of experimentation as well as analysis of the resulting data. The Company's undiluted holdings in Avantium Technologies B.V. will be approximately 10%; after taking into consideration the expected dilutive effect of stock option plans, the Company's diluted ownership percentage is anticipated to be approximately 5%.

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

The Company initiated a market development program designed to bring the benefits of VirtualPlant, plus the products and services associated with its affiliation with Avantium Technologies B.V., to major customers around the world.

The Company continues to experience an order slow down in its Process business unit. After spending extensively in 1998 and the first half of 1999 on upgrading their process control systems to deal with the Y2K date issue concerns, customer spending on additional investments in their process control systems remains depressed in 2000. This trend appears to be affecting the entire process control industry and is currently expected to continue throughout the remainder of 2000. Accordingly, the Company is taking steps to reduce costs in the Process business unit to ensure at least breakeven results for the remainder of 2000, including a personnel reduction in August. The Company expects to take a charge of $325,000 during the third quarter with respect to these terminations. Management currently believes Process business unit long-lived assets can be recovered through undiscounted cash flows. However, in the event that the Company is unable to improve the results of the Process business unit, the Company will need to consider the write-down of such assets, through asset impairment charges in future periods.

The Power business unit results continue to be strong, as the Company maintains its dominant market position in the nuclear power simulation industry. Utilizing its technical and project management strengths, the Business Unit has expanded its focus to the fossil power market. This resulted in two new contract awards during the quarter and a number of promising pursuits. The deregulation of the power industry has provided new opportunities in providing engineering services for analytical simulators, such as plant modification studies and operating efficiency improvements for both nuclear and fossil operating utilities.


Results of Operations
---------------------

The following table sets forth the results of operations for the periods presented expressed as a percentage of revenue (in thousands).

                                             Three months ended June 30,                       Six months ended June 30,
                                             ---------------------------                       -------------------------
                                           2000       %        1999       %               2000         %        1999         %
                                           ----       -        ----       -               ----         -        ----         -

Revenue                                 $ 13,300    100.0%   $17,987    100.0%         $ 28,424     100.0%   $ 35,565      100.0%
Cost of revenue                           10,314     77.5%    10,483     58.3%           19,437      68.4%     21,362       60.1%
                                          ------     ----     ------     ----            ------      ----      ------       ----

Gross profit                               2,986     22.5%     7,504     41.7%            8,987      31.6%     14,203       39.9%
                                           -----     ----      -----     ----             -----      ----      ------       ----
Operating expenses
   Selling, general and administrative     3,966     29.8%     5,955     33.1%            8,395      29.5%     10,836       30.5%
   Depreciation and amortization             431      3.2%       352      2.0%              869       3.1%        702        2.0%
                                             ---      ---        ---      ---               ---       ---         ---        ---
Total operating expenses                   4,397     33.1%     6,307     35.1%            9,264      32.6%     11,538       32.4%
                                           -----     ----      -----     ----             -----      ----      ------       ----
Operating income (loss)                   (1,411)   (10.6%)    1,197      6.7%             (277)     (1.0%)     2,665        7.5%

Interest expense, net                       (129)    (1.0%)      (16)    (0.1%)            (320)     (1.1%)      (131)      (0.4%)
Other income                                  63      0.5%        19      0.1%               21       0.1%         53        0.1%
                                              --      ---         --      ---                --       ---          --        ---

Income before (loss) income taxes         (1,477)   (11.1%)    1,200      6.7%             (576)     (2.0%)     2,587        7.3%

Provision for (benefit from) income taxes   (575)    (4.3%)      457      2.5%             (210)     (0.7%)       985        2.8%
                                            ----     ----        ---      ---              ----      ----         ---        ---

Net income (loss)                         $ (902)    (6.8%)    $ 743      4.1%           $ (366)     (1.3%)   $ 1,602        4.5%
                                           ======     ====      =====      ===            ======      ====     =======        ===



Revenue. Revenue for the three and six months ended June 30, 2000 amounted to $13.3 million and $28.4 million, respectively, as compared with revenues of $18.0 million and $35.6 million for the three and six months ended June 30, 1999. The Process business unit is still experiencing a significant slowdown in its orders, which began in the third quarter 1999, causing a 33.8% decrease in 2000 year-to-date Process business unit revenues as compared to the prior year. The increase in order activity that was expected once the Y2K date issue had been addressed has not occurred. After making significant investments in their process conrol systems in 1998 and the first half of 1999, many customers have opted to postpone additional investments until 2001. Included in the Process business unit revenue for the six months ended June 30, 2000 was $2.9 million from the sale of licenses for five of GSE's software products to Avantium Technologies B.V. ("Avantium"), including the object and source codes, in exchange for an equity interest in Avantium. See Note 5, Investment in Avantium Technologies B.V. in the Notes to Consolidated Financial Statements, above, for a discussion of this transaction. The Power business unit revenue for the three and six months ended June 30, 2000 of $8.1 million and $15.2 million, respectively, remained relatively constant as compared to $8.2 million and $15.6 million for the three and six months ended June 30, 1999.

Gross Profit. Gross profit decreased to $3.0 million (22.5% of revenue) for the three months ended June 30, 2000 from $7.5 million (41.7% of revenue) for the corresponding period in 1999. The decrease in gross profit is primarily related to the results of the Process business unit. In 2000, much of the Process business unit revenue has been generated through service-related revenues, such as engineering services, contract maintenance, and spare parts sales, as compared to higher margin upgrade projects in 1999, resulting from customer concerns about Y2K date issue. The decline in gross margin as a percentage of revenue was not as severe for the six months ending June 30, 2000 as compared to the same period in the prior year, due to the sale of licenses to Avantium.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $4.0 million in the three months ended June 30, 2000, a 33.4% decrease from the corresponding period in 1999. The decrease, excluding research and development costs which are discussed below, is attributable to (1) lower sales and marketing personnel and travel costs in the Process business unit caused by lower headcount, (2) lower sales commissions due to lower Process business unit orders, (3) reduced relocation expenses related to new hires, and (4) a refund of approximately $759,000 from the Swedish Government for a distribution of a surplus created from strong investment returns on contributions made to the Social Security Program in Sweden during the last several years. These reductions have been offset in part by increased marketing and selling expenses related to the implementation of the Company's VirtualPlant business strategy. For the six months ended June 30, 2000, SG&A expenses were $2.4 million lower than the same period in 1999, due to the same reasons sited above.

Gross research and product development expenditures approximated $1.1 million and $1.3 million for the quarters ended June 30, 2000 and June 30, 1999. Capitalized software development costs totaled $570,000 and $586,000 for the second quarters of 2000 and 1999. During the second quarter 2000, the Company continued development of its VPbatch(TM) product, the Windows NT version of its FlexBatch(R) Recipe and Process Management software,which is nearing completion, and Version 10.2 of the Company's D/3 Distributed Control System. In addition, the Company continued development initiatives to improve product ease of use of all of its process simulation products and tightly couple them into the VirtualPlant architecture. For the six months ended June 30, 2000, gross research and product development expenditures, capitalized software development costs, and net research and development costs expensed in SG&A were $2.2 million, $1.0 million and $1.2 million, respectively, versus $2.4 million, $1.7
million  and  $700,000,   respectively  for  the  comparable  period  in  1999.

Depreciation and Amortization. Depreciation expense amounted to $302,000 and $250,000 during the three months ended June 30, 2000 and June 30, 1999, respectively. During the six months ended June 30, 2000 and June 30, 1999, depreciation expense was $613,000 and $508,000, respectively.

Amortization of goodwill was $129,000 and $102,000 during the three months ended June 30, 2000 and June 30, 1999, respectively. During the six months ended June 30, 2000 and June 30, 1999, amortization expense was $256,000 and $194,000, respectively. The increase in amortization during the quarter and the six-month period ended June 30, 2000 reflects the increase in goodwill due to payments made for contingent considerations for prior year acquisitions.

Operating Income (Loss). Operating income (loss) for the three months ended June 30, 2000 amounted to $(1.4) million or (10.7%) of revenue, versus $1.2 million or 6.7% of revenue for the corresponding period in 1999. For the six months ended June 30, 2000 and June 30, 1999, operating income (loss) was $(277,000) or (1.0%) of revenue and $2.7 million or 7.5% of revenue, respectively. The decrease for the quarter and six-month period is the result of the continuing order slowdown in the Process business unit offset by lower selling, general and administrative costs. The Company is restructuring the Process business unit in the third quarter 2000 to reduce costs and return the business unit to profitability.

Interest Expense, Net. Net interest expense increased to $129,000 for the three months ended June 30, 2000 from $16,000 for the corresponding period in 1999. This increase is attributable primarily to an increase in the Company's borrowings under its line of credit made during the period to fund working capital requirements and higher borrowing costs. In addition, interest expense for the three months ended June 30, 1999 was offset by interest income of $60,000 on a note receivable. For the six months ended June 30, 2000 and June 30, 1999, net interest expense totaled $320,000 and $131,000, respectively.

Other Income (Expense). Other income (expense) mainly reflects recognized foreign currency transaction gains and losses.

Provision for Income Taxes. The Compan's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three and six months ended June 30, 2000 and 1999 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of June 30, 2000 and December 31, 1999, the aggregate deferred tax assets are recorded net of a valuation allowance of $1.1 million.

Liquidity and Capital Resources
-------------------------------

Net cash used by operating activities was $854,000 for the six months ended June 30, 2000, as reported on the Consolidated Statements of Cash Flows. The Company's $2.9 million investment in Avantium Technologies was a non-monetary transaction and had no impact on the Company's operating cash flow. Significant changes in the Compan's assets and liabilities included a $1.6 million reduction in contract receivables, mainly due to the lower orders of the Process business unit in during 2000, and an $828,000 reduction in accounts payable and accrued expenses.

Net cash used in investing activities for the first six months of 2000 was $1.2 million and consisted of $1.0 million of capitalized software development costs and $220,000 of capital expenditures.

During the six months ended June 30, 2000, the Company generated $1.9 million of net cash from financing activities. In January 2000, the Company issued 116,959 shares of its common stock, at fair value, to ManTech International Corporation for $500,000. Cash generated from the common stock issuance and utilization of the Company's line of credit was partially offset by cash payments for contingent considerations of prior year acquisitions.

On March 23, 2000, the Company entered into a new loan and security agreement with a financial institution for a new credit facility with a maturity date of March 23, 2003. Borrowings from this facility were used to pay off the existing debt under the Company's previous credit facility. The line of credit (the "Credit Facility") provides for borrowings up to a total of $10.0 million to support working capital needs and foreign letters of credit. At June 30, 2000, the Company's avaliable borrowing base was approximately $8.6 million, of which approximately $8.0 million had been utilized. See Note 6, Financing Arrangements, in the Notes to Consolidated Financial Statements, above, for additional details about this line of credit. When the Credit Facility was first entered into, ManTech International Corporation ("ManTech") had provided a one-year $900,000 standby letter of credit to the bank as additional collateral for the Company's credit facility and a limited guarantee totaling $900,000. In July, 2000, ManTech's guarantee was converted into a second one-year $900,000 standby letter of credit to the bank, which is also used as additional collateral for the Company's credit facility. GSE is allowed to borrow up to 100% of the value of these two letters of credit.

This new credit line requires the Company to comply with certain financial ratios. At June 30, 2000 the Company was not in compliance with its minimum EBITDA (earnings before interest, taxes, depreciation and amortization) covenant, its minimum working capital covenant, and its tangible net worth covenant. Accordingly, the Company has classified the borrowings under the Credit Facility as current. The Company has requested a written waiver for these covenants. At March 31, 2000 the Company had not been in compliance with its minimum EBITDA covenant and the bank granted a written waiver for this violation.

Due mainly to the lower volume of the Process business unit over the last four quarters, the Company is currently experiencing limited operating cash flows. Cost reduction efforts, including employee terminations and reduction of selling and administrative expenses, have been made during August 2000. The Company is currently in discussions with its financial institution regarding a subordinated debt facility.

In order to advance the Company's VirtualPlant business and marketing strategy, and to leverage the business opportunities provided by the Company's business relationship with Avantium Technologies B.V., the Company is seeking equity financing for internal research and development, and potential business acquisitions and joint ventures.

As of June 30, 2000, the Company was contingently liable for letters of credit totaling approximately $510,000. A letter of credit, in the amount of $480,000, required the Company to deposit funds with the issuing institution as collateral against the letter of credit. Of the total balance of restricted cash, $180,000 will be released by the bank within a year, upon expiration of such letters of credit, and therefore, has been classified as current in the consolidated balance sheets. The remaining balance of $330,000 has been classified as long-term in the consolidated balance sheets.

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

Item 2. Changes in Securities and Use of Proceeds
              None

Item 3. Defaults Upon Senior Securities
              None

Item 4. Submission of Matters to a Vote of Security Holders


                       Proposal                           For      Against        Abstain       Votes Withheld

1)    Election of directors:
      Brian K. Southern                                4,357,964    -               -               17,270
      Scott N. Greenberg                               4,357,964    -               -               17,270
      Joseph W. Lewis                                  4,357,964    -               -               17,270
      John A. Moore, Jr.                               4,357,964    -               -               17,270

2)    To amend the Company's
      1995 Long-term Incentive Plan                    3,199,668   346,260         3,200           826,106

3)    Ratification of KPMG LLP as
      the Company's independent
      auditors for the current fiscal year             4,342,114    29,370         3,750              -



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



 Date: August 14, 2000        GSE SYSTEMS, INC.


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