Form 10-Q
period 2000-09-30
GSE SYSTEMS INC
filed 2000-11-14
CIK 944480

Conformed


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2000.

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

As of November 9, 2000, there were 5,193,527 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX
                                                                            PAGE

PART I. FINANCIAL INFORMATION                                                  3

Item 1.          Financial Statements:

                 Consolidated Balance Sheets as of September 30, 2000(unaudited)
                 and December 31, 1999                                         3

                 Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 (unaudited) and
                 September 30, 1999 (unaudited)                                4

                 Consolidated Statements of Comprehensive Income (Loss)
                 for the Three and Nine Months Ended September 30, 2000
                 (unaudited) and September 30, 1999 (unaudited)                5

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 2000 (unaudited)
                 and September 30, 1999 (unaudited)                            6

                 Notes to Consolidated Financial Statements                    7

Item 2.          Management's Discussion and Analysis of Results of Operations
                 and Financial Condition                                      12

Item 3.          Quantitative and Qualitative Disclosure About Market
                 Risk                                                         16

PART II. OTHER INFORMATION                                                    17

Item 1.          Legal Proceedings                                            17

Item 2.          Changes in Securities and Use of Proceeds                    17

Item 3.          Defaults Upon Senior Securities                              17

Item 4.          Submission of Matters to a Vote of Security Holders          17

Item 5.          Other Information                                            17

Item 6.          Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                                    19




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   GSE SYSTEMS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except share data)

                                                 ASSETS


                                                     Unaudited
                                                    September 30, 2000          December 31, 1999
                                                    -------------          -----------------
 Current assets:
    Cash and cash equivalents                     $         1,694          $           2,695
    Restricted cash                                           510                        255
    Contract receivables                                   14,833                     16,881
    Inventories                                             2,563                      3,255
    Prepaid expenses and other current assets               2,708                      2,207
    Deferred income taxes                                     146                        146
                                                              ---                        ---
      Total current assets                                 22,454                     25,439

Investment in Avantium Technologies B.V.                    2,895                         -
Property and equipment, net                                 2,543                      3,094
Software development costs, net                             5,312                      5,395
Goodwill, net                                               2,572                      2,949
Deferred income taxes                                       3,887                      3,251
Restricted cash                                               -                          480
Other assets                                                1,197                      2,419
                                                            -----                      -----
      Total assets                                $        40,860          $          43,027
                                              ===================          =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                $         8,480          $              -
    Accounts payable                                        6,126                      5,024
    Accrued expenses                                        3,294                      5,504
    Billings in excess of revenue earned                    2,310                      3,077
    Accrued warranty reserves                                 625                        620
    Income taxes payable                                       -                          30
    Other current liabilities                               2,448                      2,519
                                                            -----                      -----
      Total current liabilities                            23,283                     16,774

Line of credit                                                 -                       6,233
Accrued warranty reserves                                     796                        680
Other liabilities                                             792                      2,170
                                                            -----                      -----
      Total liabilities                                    24,871                     25,857
                                                           ------                     ------
Stockholders' equity:
    Common stock $.01 par value, 8,000,000 shares
    authorized, 5,193,527 shares issued and outstanding        52                         50
    Additional paid-in capital                             22,230                     21,691
    Retained earnings (deficit) - at formation             (5,112)                    (5,112)
    Retained earnings - since formation                        22                      1,259
    Accumulated other comprehensive loss                   (1,203)                      (718)
                                                             ----                       ----
      Total stockholders' equity                           15,989                     17,170
                                                           ------                     ------
      Total liabilities and stockholders' equity   $       40,860           $         43,027
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

                                        GSE SYSTEMS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In thousands, except per share data)
                                                  (Unaudited)



                                                          Three months ended           Nine months ended
                                                              September 30,                 September 30,
                                                           2000         1999            2000          1999
                                                           ----         ----            ----          ----
Revenue:
     Contract revenue                                  $ 13,694       $ 15,587       $ 39,224       $ 51,152
     Software licensing revenue                           -              -              2,895          -
                                                          -----          -----          -----          -----
Total revenue                                            13,694         15,587         42,119         51,152

Cost of revenue                                          10,022         10,289         29,460         31,651
                                                         ------         ------         ------         ------

Gross profit                                              3,672          5,298         12,659         19,501
                                                         ------         ------         ------         ------
Operating expenses:

     Selling, general and administrative                  4,517          5,909         12,915         16,745
     Depreciation and amortization                          404            400          1,273          1,102
                                                            ---            ---            ---            ---
Total operating expenses                                  4,921          6,309         14,188         17,847
                                                          -----          -----          -----         ------
Operating income (loss)                                  (1,249)        (1,011)        (1,529)         1,654

Interest expense, net                                      (203)          (140)          (523)          (271)
Other income (expense)                                       83            (26)           105             27
                                                             --             --             --             --
Income (loss) before income taxes                        (1,369)        (1,177)        (1,947)         1,410

Provision for (benefit from) income taxes                  (500)          (450)          (710)           535
                                                           ----            ---           ----            ---
Net income (loss)                                       $  (869)        $ (727)       $(1,237)       $   875
                                                        =======         ======        =======        =======
Basic earnings (loss) per common share                  $ (0.17)        $(0.14)       $ (0.24)       $  0.17
                                                        =======         ======        =======        =======
Diluted earnings (loss) per common share                $ (0.17)        $(0.14)       $ (0.24)       $  0.17
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

                                                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                               (In thousands)
                                                                 (Unaudited)



                                                              Three months ended            Nine months ended
                                                                 September 30,                 September 30,
                                                               2000        1999              2000        1999
                                                               ----        ----              ----        ----

Net income (loss)                                          $  (869)      $ (727)          $(1,237)    $   875


Foreign currency translation adjustment                       (344)         106              (485)        178
                                                               ---          --              ----           --

Comprehensive income (loss)                                $(1,213)      $ (621)          $(1,722)    $ 1,053
                                                            ======       =====            ======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Nine months ended
                                                                        September 30,
                                                                       2000         1999
                                                                       ----         ----

Cash flows from operating activities:
Net income (loss)                                                     $ (1,237)   $  875
Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
   Depreciation and amortization                                         2,943     2,470
   Fair value of warrants issued to non-employees                         -          120
   Non-monetary consideration received for software licensed to
     Avantium Technologies B.V.                                         (2,895)        -
   Deferred income taxes                                                  (636)      335
   Changes in assets and liabilities:
     Contract receivables                                                2,048     6,123
     Inventories, prepaid expenses and other assets                      1,398    (1,528)
     Accounts payable and accrued expenses                              (1,428)   (1,458)
     Billings in excess of revenues earned                                (767)   (2,643)
     Accrued warranty reserves                                             121       169
     Other liabilities                                                    (855)      354
                                                                         ----      -----
Net cash (used in) provided by operating activities                     (1,308)    4,817
                                                                         ----      -----
Cash flows from investing activities:
   Proceeds from sale of assets                                           -          731
   Capital expenditures                                                  (389)    (1,517)
   Capitalization of software development costs                        (1,580)    (1,822)
                                                                       ------     ------
Net cash used in investing activities                                  (1,969)    (2,608)
                                                                       ------     ------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                 541         -
   Increase (decrease) in line of credit with bank                      2,247        228
   Other                                                                 (406)      (886)
                                                                         ----       ----
Net cash provided by (used in) financing activities                     2,382       (658)
                                                                        -----     ------
Effect of exchange rate changes on cash                                  (106)      (190)
                                                                          ---        ---
Net increase (decrease) in cash and cash equivalents                   (1,001)     1,361
Cash and cash equivalents at beginning of period                        2,695      2,240
                                                                        -----      -----
Cash and cash equivalents at end of period                            $ 1,694    $ 3,601
                                                                      =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 2000
                                   (Unaudited)

1. Basis of Presentation

The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the "Company") without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1999 filed with the Securities and Exchange Commission.

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

The  number  of  common  shares  and  common  share   equivalents  used  in  the
determination of basic and diluted earnings per share was as follows:

                                                        Three months ended            Nine months ended
                                                         September 30,                   September 30,
                                                       2000            1999           2000          1999
                                                       ----            ----           ----          ----
Weighted average shares outstanding - Basic           5,193,527     5,065,688       5,190,198    5,065,688
                                                      =========     =========       =========    =========
Weighted average shares outstanding - Diluted         5,193,527     5,065,688       5,190,198    5,239,756
                                                      =========     =========       =========    =========


For the three and nine months ended September 30, 2000, the number of weighted average shares used for calculating diluted loss per share is the same as basic because the effect of potential common shares is anti-dilutive given the net loss during both periods. The difference between the basic and diluted number of weighted average shares outstanding for the nine months ended September 30, 1999 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method.

3. Inventories

Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value.

Inventories consist of the following (in thousands):


                               September 30,         December 31,
                                    2000               1999
                              -----------------  ------------------
Raw materials                    $ 1,816             $ 2,536
Service parts                        747                 719
                              -----------------  ------------------
                   Total         $ 2,563             $ 3,255
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

Software development costs capitalized were approximately $564,000 and $790,000 for the three months ended September 30, 2000 and 1999, respectively. Total amortization expense was approximately $589,000 and $469,000 for the three months ended September 30, 2000 and 1999, respectively.

For the nine months ended September 30, 2000 and 1999, software development costs capitalized were approximately $1.6 million and $1.8 million, respectively. Total amortization expense was approximately $1.7 million and $1.4 million for the nine months ended September 30, 2000 and 1999, respectively.

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

During the nine months ended September 30, 2000, the Company recognized software licensing revenue of $2.9 million based on the fair value of the consideration received from Avantium. The fair value was established based on cash paid by other investors for their respective preferred and common stock interests in Avantium. The Company has delivered all elements of the software and has no other obligations to Avantium, other than standard warranty. The Company will account for its investment in Avantium using the cost method of accounting based on management's conclusion that the Company does not have significant influence with respect to the operations of Avantium. During the nine months ended
September 30, 2000, the Company also received an additional $2.9 million contract from Avantium to make certain improvements and enhancements to the software on a best efforts basis. The rates and margins in the contract are comparable to those the Company earns performing services for its existing customers.

6. Financing Arrangements

On March 23, 2000, the Company entered into a new loan and security agreement with a financial institution for a new credit facility with a maturity date of March 23, 2003. Borrowings from this facility were used to pay off the existing debt under the Company's previous credit facility.

The new agreement established a $10.0 million line of credit (the "Credit Facility") for the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc, jointly and severally as co-borrowers. The Credit Facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). In addition, ManTech
International Corporation ("ManTech") has provided two separate one-year $900,000 standby letters of credit to the bank as additional collateral for the Company's credit facility. GSE is allowed to borrow up to 100% of the letter of credit value. GP Strategies Corporation has provided a limited guarantee totaling $1.8 million. The interest rate on this line of credit is based on the bank's prime rate (9.5% as of September 30, 2000), with interest only payments due monthly. At September 30, 2000, the Company's available borrowing base was approximately $9.6 million, of which approximately $8.5 million had been utilized.

The loan and security agreement requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. At September 30, 2000, the Company was not in compliance with its minimum EBITDA (earnings before interest, taxes, depreciation and amortization) covenant, its minimum working capital covenant, and its tangible net worth covenant. Accordingly, the Company has classified the borrowings under the Credit Facility as current. The Company has requested a written waiver for these covenants. In the event such waivers are not obtained, the bank could demand repayment of outstanding amounts.

Subsequent to September 30,2000, restricted cash of $480,000 previously held as collateral against the letter of credit was released by the bank.

7. Capital Stock

In January 2000, the Company issued 116,959 shares of its common stock, at fair value, to ManTech for $500,000. The proceeds of the stock issuance were used for working capital.

8. Income Taxes

The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three and nine months ended September 30, 2000 and 1999 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of September 30, 2000 and December 31, 1999, the aggregate deferred tax assets are recorded net of a valuation allowance of $1.1 million.

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

The table below presents information about reported segments:

                                            (In thousands)                                   (In thousands)
                                       Three months ended September 30,              Nine months ended September 30,
                                       ---------------------------                      -------------------------
                                                  2000                                               2000
                                                  ----                                               ----
                                     Process     Power       Total                 Process       Power        Total
                                     -------     -----       -----                 -------       -----        -----
Revenue                            $  6,694    $ 7,000     $ 13,694                $ 19,899    $ 22,220     $ 42,119
                                   ========    =======     ========                ========    ========     ========
Business unit contribution         $   (974)   $   860     $   (114)               $ (1,721)   $  3,646     $  1,925
                                   ========    =======     ========                ========    ========     ========


                                                  1999                                               1999
                                                  ----                                               ----
                                     Process     Power       Total                 Process        Power        Total
                                     -------     -----       -----                 -------        -----        -----
Revenue                            $  8,151    $ 7,436     $ 15,587               $ 28,115     $  23,037     $ 51,152
                                   ========    =======       =======               =======       =======     ========
Business unit contribution         $   (462)   $   843     $    381                $ 2,282       $ 3,453     $  5,735
                                   ========    =======       =======               =======       =======     ========



Below is a reconciliation of consolidated business unit contribution to consolidated income before taxes.


                                                                  (In thousands)                        (In thousands)
                                                             Three months ended September 30,    Nine months ended September 30,
                                                                2000            1999                 2000           1999
Consolidated revenue                                         $ 13,694        $ 15,587            $ 42,119        $ 51,152
Consolidated business unit contribution                      $   (114)       $    381            $  1,925        $  5,735
Corporate expenses                                             (1,052)         (1,418)             (3,349)         (4,054)
Interest expense, net                                            (203)           (140)               (523)           (271)
    Consolidated income (loss) before income taxes           $ (1,369)       $ (1,177)           $ (1,947)       $  1,410



10. Recent Pronouncements

In September 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued. The Company will be required to adopt this new accounting standard on January 1, 2001. The Company does not believe that the effect of the adoption of FAS No. 133 will be material.


11. Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

12.  Subsequent Event

On November 14, 2000, the Company announced that it has signed a letter of intent whereby Avantium will purchase and acquire certain assets of the Company's VirtualPlant business, under an asset purchase agreement, in return for an undisclosed amount of shares in Avantium, thereby rendering the Company as Avantium's largest shareholder. The transaction is intended to be completed by the end of 2000 and would include certain assets of the Company, intellectual property and employment of certain personnel. The fair value of the shares received from Avantium will exceed the carrying value of the net assets sold. The Company became an equity shareholder in Avantium at its founding (see Note 5, Investment in Avantium Technologies, B.V.).

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

The Power business unit results continue to be strong, as the Company maintains its dominant market position in the nuclear power simulation industry. Utilizing its technical and project management strengths, the business unit has expanded its focus to include the fossil power market. In the third quarter, a multi-million dollar order was received for a full scope fossil simulator in India. The deregulation of the electric power industry has increased the importance of efficient and reliable operations of power stations. The use of simulation to address these issues has resulted in new opportunities for GSE to improve the simulation fidelity of existing simulators and the supply of new simulators around the world. While GSE simulators are primarily utilized for power plant operator training, the uses are expanding to include engineering, plant modification studies, and operating efficiency improvements for both nuclear and fossil utilities.

The Company's Process business unit is beginning to see an upturn in the third quarter with a 79% increase in orders as compared to the second quarter 2000, and a 4% increase as compared to the third quarter 1999. After spending extensively in 1998 and the first half of 1999 on upgrading their process control systems to deal with the Y2K date issue concerns, customer spending on additional investments in their process control systems remained depressed in the first half of 2000. This trend appears to be affecting the entire process control industry. Accordingly, the Company took steps at the end of the third quarter to reduce costs in the Process business unit to ensure at least breakeven results for the business unit for the remainder of 2000, including a personnel reduction in August. The Company incurred a charge of $262,000 during the third quarter with respect to these terminations. Despite these charges, the increases in third quarter orders in combination with the cost reductions have resulted in a return to profitability for the Process Control portion of the business. Management currently believes the Process business unit's long-lived assets can be recovered through undiscounted cash flows. However, in the event that the Company is unable to improve the results of the Process business unit, the Company will need to consider the write-down of such assets, through asset impairment charges in future periods.

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

A significant step in implementing the VirtualPlant strategy was the Company's participation in the February 2000 founding of Avantium Technologies B.V. ("Avantium"), a Netherlands-based high technology company that employs high-speed experimentation and simulation ("HSE&S") technologies in contract research and development in the area of new product development and process chemistry. GSE is an equity shareholder along with Shell International Chemical, SmithKline Beecham, W.R. Grace, three Dutch universities (Technical University of Delft, Technical University of Eindhoven, and Twente University) and three venture capital firms (Alpinvest, The Generics Group, and S.R.One, the SmithKline Beecham venture funding company). Avantium Technologies will deploy HSE&S techniques to rapidly discover and optimize new processes and products of interest to the petrochemicals, fine chemicals and pharmaceutical industries. The Company's undiluted holdings in Avantium Technologies B.V. are approximately 10%; after taking into consideration the expected dilutive effect of stock option plans, the Company's diluted ownership percentage is anticipated to be approximately 5%.

In the third quarter 2000, the Company continued to make extensive investments in its VirtualPlant business, in both the product development and sales and marketing efforts. These investments have contributed to the net losses reported for the third quarter 2000 and year-to-date September 30, 2000.

On November 13, 2000, the Company announced that it has signed a letter of intent whereby Avantium will purchase and acquire certain assets of the Company's VirtualPlant business, under an asset purchase agreement, in return for an undisclosed amount of shares in Avantium, thereby rendering the Company as Avantium's largest shareholder. The transaction is intended to be completed by the end of 2000 and would include certain assets of the Company, intellectual property and employment of certain personnel. The fair value of the shares received from Avantium will exceed the carrying value of the net assets sold. The Company became an equity shareholder in Avantium at its founding (see Note 5, Investment in Avantium Technologies, B.V.).

Results of Operations
---------------------

The following table sets forth the results of operations for the periods presented expressed as a percentage of revenue (in thousands).

                                             Three months ended September 30,                 Nine months ended September 30,
                                             ---------------------------                       -------------------------
                                           2000       %        1999       %               2000         %        1999         %
                                           ----       -        ----       -               ----         -        ----         -

Revenue                                 $ 13,694    100.0%   $15,587    100.0%         $ 42,119     100.0%   $ 51,152      100.0%
Cost of revenue                           10,022     73.2%    10,289     66.0%           29,460      69.9%     31,651       61.9%
                                          ------     ----     ------     ----            ------      ----      ------       ----

Gross profit                               3,672     26.8%     5,298     34.0%           12,659      30.1%     19,501       38.1%
                                           -----     ----      -----     ----             -----      ----      ------       ----
Operating expenses
   Selling, general and administrative     4,517     33.0%     5,909     37.9%           12,915      30.7%     16,745       32.7%
   Depreciation and amortization             404      3.0%       400      2.6%            1,273       3.0%      1,102        2.2%
                                             ---      ---        ---      ---               ---       ---         ---        ---
Total operating expenses                   4,921     35.9%     6,309     40.5%           14,188      33.7%     17,847       34.9%
                                           -----     ----      -----     ----             -----      ----      ------       ----
Operating income (loss)                   (1,249)    (9.1%)   (1,011)    (6.5%)          (1,529)     (3.6%)     1,654        3.2%

Interest expense, net                       (203)    (1.5%)     (140)    (0.9%)            (523)     (1.2%)      (271)      (0.5%)
Other income (expense)                        83      0.6%       (26)    (0.2%)             105       0.2%         27        0.1%
                                              --      ---         --      ---                --       ---          --        ---

Income before (loss) income taxes         (1,369)   (10.0%)    (1,177)    (7.6%)          (1,947)    (4.6%)     1,410        2.8%

Provision for (benefit from) income taxes   (500)    (3.7%)      (450)    (2.9%)            (710)    (1.7%)       535        1.0%
                                            ----     ----        ---      ---              ----      ----         ---        ---

Net income (loss)                         $ (869)    (6.3%)   $  (727)   (4.7%)         $ (1,237)    (2.9%)   $   875        1.7%
                                           ======     ====      =====      ===            ======      ====     =======        ===



Revenue. Revenue for the three and nine months ended September 30, 2000 amounted to $13.7 million and $42.1 million, respectively, as compared with revenues of $15.6 million and $51.2 million for the three and nine months ended September 30, 1999. Process business unit year-to-date 2000 revenues are 29.2% lower than the same period in the prior year. After making significant investments in their process control systems in 1998 and the first half of 1999, many customers have opted to reduce or postpone additional investments. The Company's Process business unit is beginning to see an upturn in the third quarter with a 79% increase in orders as compared to the second quarter 2000, and 4% increase over orders received in the third quarter 1999. Included in the Process business unit revenue for the nine months ended September 30, 2000 was $2.9 million from the sale of licenses for five of GSE's software products to Avantium Technologies B.V. ("Avantium"), including the object and source codes, in exchange for an equity interest in Avantium. See Note 5, Investment in Avantium Technologies B.V. in the Notes to Consolidated Financial Statement, above, for a discussion of this transaction. The Power business unit revenue for the three and nine months ended September 30, 2000 was $7.0 million and $22.2 million, respectively, as compared to $7.4 million and $23.0 million for the three and nine months ended September 30, 1999.

Gross Profit. Gross profit decreased to $3.7 million (26.8% of revenue) for the three months ended September 30, 2000 from $5.3 million (34.0% of revenue) for the corresponding period in 1999. The decrease in gross profit is primarily related to the results of the Process business unit. In 2000, much of the Process business unit revenue has been generated through service-related revenues, such as engineering services, contract maintenance, and spare parts sales, as compared to higher margin upgrade projects in 1999, resulting from customer concerns about Y2K date issue. Year-to-date 2000 gross profit percentage was higher than that for the third quarter 2000 mainly due to the sale of the licenses to Avantium earlier in the year.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $4.5 million in the three months ended September 30, 2000, a 23.7% decrease from the corresponding period in 1999. This decrease, excluding research and development costs which are discussed below, is attributable to (1) lower sales and marketing personnel and travel costs in the Process business unit caused by lower headcount, (2) lower sales commissions due to lower Process business unit orders, and (3) reduced relocation expenses related to new hires. These reductions have been offset in part by increased marketing and selling expenses related to the implementation of the Company's VirtualPlant business strategy. For the nine months ended September 30, 2000, SG&A expenses were $3.8 million lower than the same period in 1999, due to the same reasons sited above plus a Power business unit refund of approximately $759,000 from the Swedish Government for a distribution of a surplus created from strong investment returns on contributions made to the Social Security Program in Sweden during the last several years.

Gross research and product development expenditures approximated $1.1 million and $1.6 million for the quarters ended September 30, 2000 and September 30, 1999. Capitalized software development costs totaled $534,000 and $790,000 for the third quarters of 2000 and 1999, respectively; accordingly, net research and development costs expensed and included in SG&A were approximately $536,000 and $810,000 for the three-month periods ended September 30,2000 and September 30, 1999 respectively. During the third quarter 2000, the Company completed the development of its VPbatch (TM) product, the Windows NT version of its
FlexBatch(R) Recipe and Process Management software, and continued the development of version 10.2 of the Company's D/3 Distributed Control System. In addition, the Company continued development initiatives to improve product ease of use of all of its process simulation products and tightly couple them into the VirtualPlant architecture. For the nine months ended September 30, 2000, gross research and product development expenditures, capitalized software development costs, and net research and development costs expensed in SG&A were $3.3 million, $1.6 million and $1.7 million, respectively, versus $4.0 million, $1.8 million and $2.2, respectively for the comparable period in 1999.

Depreciation and Amortization. Depreciation expense amounted to $267,000 and $314,000 during the three months ended September 30, 2000 and September 30, 1999, respectively. During the nine months ended September 30, 2000 and September 30, 1999, depreciation expense was $888,000 and $822,000, respectively.

Amortization of goodwill was $137,000 and $86,000 during the three months ended September 30, 2000 and September 30, 1999, respectively. During the nine months ended September 30, 2000 and September 30, 1999, amortization expense was $394,000 and $280,000, respectively. The increase in amortization during the quarter and the nine-month period ended September 30, 2000 reflects the increase in goodwill due to payments made for contingent consideration for prior year acquisitions.

Operating Income (Loss). Operating income (loss) for the three months ended September 30, 2000 amounted to $(1.2) million or (9.1%) of revenue, versus ($1.0) million or 6.5% of revenue for the corresponding period in 1999. For the nine months ended September 30, 2000 and September 30, 1999, operating income
(loss) was $(1.5) million or (3.6%) of revenue and $1.7 million or 3.2% of revenue, respectively. The decrease for the quarter and nine-month period is the result of the continuing order slowdown in the Process business unit offset by lower selling, general and administrative costs. The Company began restructuring the Process business unit in the third quarter 2000 to reduce costs and return the business unit to profitability. Twenty-nine personnel were terminated and severance costs of $262,000 were incurred in the third quarter 2000. In October 2000, the Company entered into an agreement to outsource the Process manufacturing/assembly functions. Additional severance costs of approximately $100,000 will be incurred in the fourth quarter 2000.

Interest Expense, Net. Net interest expense increased to $203,000 for the three months ended September 30, 2000 from $140,000 for the corresponding period in 1999. This increase is attributable primarily to an increase in the Company's borrowings under its line of credit made during the period to fund working capital requirements and higher borrowing costs. For the nine months ended September 30, 2000 and September 30, 1999, net interest expense totaled $523,000 and $271,000, respectively. Interest expense in 1999 was offset by $60,000 interest income related to a note receivable.

Other Income (Expense). Other income (expense) mainly reflects recognized foreign currency transaction gains and losses.

Provision for Income Taxes. The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the three and nine months ended September 30, 2000 and 1999 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of September 30, 2000 and December 31, 1999, the aggregate deferred tax assets are recorded net of a valuation allowance of $1.1 million.

Liquidity and Capital Resources
-------------------------------

Net cash used by operating activities was $1.3 million for the nine months ended September 30, 2000, as reported on the Consolidated Statements of Cash Flows. The Company's $2.9 million investment in Avantium Technologies was a non-monetary transaction and had no impact on the Company's operating cash flow. Significant changes in the Company's assets and liabilities included a $2.0 million reduction in contract receivables, mainly due to the lower orders of the Process business unit in during 2000, and a $1,4 million reduction in accounts payable and accrued expenses.

Net cash used in investing activities for the first nine months of 2000 was $2.0 million and consisted of $1.6 million of capitalized software development costs and $389,000 of capital expenditures.

During the nine months ended September 30, 2000, the Company generated $2.4 million of net cash from financing activities. In January 2000, the Company issued 116,959 shares of its common stock, at fair value, to ManTech International Corporation for $500,000. Cash generated from the common stock issuance and utilization of the Company's line of credit was partially offset by cash payments for contingent consideration for prior year acquisitions.

On March 23, 2000, the Company entered into a new loan and security agreement with a financial institution for a new credit facility with a maturity date of March 23, 2003. Borrowings from this facility were used to pay off the existing debt under the Company's previous credit facility. The line of credit (the "Credit Facility") provides for borrowings up to a total of $10.0 million to support working capital needs and foreign letters of credit. At September 30, 2000, the Company's available borrowing base was approximately $9.6 million, of which approximately $8.5 million had been utilized. See Note 6, Financing Arrangements, in the Notes to Consolidated Financial Statements, above, for additional details about this line of credit. When the Credit Facility was first entered into, ManTech International Corporation ("ManTech") had provided a one-year $900,000 standby letter of credit to the bank as additional collateral for the Company's credit facility and a limited guarantee totaling $900,000. In July, 2000, ManTech's guarantee was converted into a second one-year $900,000 standby letter of credit to the bank, which is also used as additional collateral for the Company's credit facility. GSE is allowed to borrow up to 100% of the value of these two letters of credit.

This new credit line requires the Company to comply with certain financial ratios. At September 30, 2000 the Company was not in compliance with its minimum EBITDA (earnings before interest, taxes, depreciation and amortization) covenant, its minimum working capital covenant, and its tangible net worth covenant. Accordingly, the Company has classified the borrowings under the Credit Facility as current. The Company has requested a written waiver for these covenants. In the event such waivers are not obtained, the bank could demand repayment of outstanding amounts.

Due mainly to the lower volume of the Process business unit over the last four quarters, the Company is currently experiencing limited operating cash flows. Cost reduction efforts, including employee terminations and reduction of selling and administrative expenses, were made in August 2000. Additionally, in November 2000, the Company has outsourced its Process manufacturing/assembly operations and made additional reductions in personnel. The Company is continuing to investigate options to improve business profitability.

Subsequent to September 30, 2000, restricted cash of $480,000, previously held as collateral against a letter of credit, was released by the bank.

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

The Company is also subject to market risk related to the interest rate on its existing line of credit. Such interest rate is currently based on the prime rate.



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



 Date: November 14, 2000        GSE SYSTEMS, INC.


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