Form 10-K
period 2000-12-31
GSE SYSTEMS INC
filed 2001-04-03
CIK 944480

Conformed

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number 0-26494

                                GSE Systems, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                     52-1868008
             ----------                    ------------
        (State of incorporation) (I.R.S. Employer Identification Number)

                 9189 Red Branch Road, Columbia, Maryland 21045
                ---------------------------------------- -------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (410) 772-3500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                          Common Stock, $.01 par value
                              (Title of each class)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Common Stock held by non-affiliates as of March 15, 2001 was $7,322,873 based on closing price of such stock on that date.

  Number of shares of Common Stock outstanding as of March 15, 2001: 5,193,527

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed for its 2001 Annual Meeting of Shareholders.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2000


           Cautionary Statement Regarding Forward-Looking Statements.

       This Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbors created by those Acts. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the Company's business in the domestic and international marketplace. All forward-looking statements involve risks and uncertainties, including, without limitation, risks relating to the Company's ability to enhance existing software products and to introduce new products in a timely and cost-effective manner, reduced development of nuclear power plants that may utilize the Company's products, a long pay-back cycle from the investment in software development, uncertainties regarding the ability of the Company to grow its revenues and successfully integrate operations through expansion of its existing business and strategic acquisitions, the ability of the Company to respond adequately to rapid technological changes in the markets for process control and simulation software and systems, significant quarter-to-quarter volatility in revenues and earnings as a result of customer purchasing cycles and other factors, dependence upon key personnel, the ability of the Company to meet bank financial covenants and manage cash needs, and general market conditions and competition. See "Risk Factors," in Part I. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties as set forth herein, the failure of any one of which could materially adversely affect the operations of the Company. The Company's plans and objectives are also based on the assumptions that market conditions and competitive conditions within the Company's business areas will not change materially or adversely and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can, therefore, be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                TABLE OF CONTENTS


PART I                                                                     Page

Item 1.       Business                                                        3
Item 2.       Properties.....................................................13
Item 3.       Legal Proceedings..............................................13
Item 4.       Submission of  Matters to a Vote of Security Holders...........13

PART II
Item 5.       Market for  Registrant's Common Equity and Related
                Stockholder Matters..........................................14
Item 6.       Selected Financial Data........................................15
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................16
Item 7A       Quantitative and Qualitative Disclosures About Market Risk.....23
Item 8.       Financial Statements and Supplementary Data....................24
Item 9.       Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.......................25

PART III
Item 10.      Directors and Executive Officers of the Company*...............26
Item 11.      Executive Compensation*........................................26
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management*..............................................26
Item 13.      Certain Relationships and Related Transactions*................26

PART IV
Item 14.      Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K..........................................27

              SIGNATURES.....................................................28

              Exhibits Index.................................................29


* to be incorporated by reference from the Proxy Statement for the registrant's 2001 Annual Meeting of Shareholders.

                                     PART I


ITEM 1.  BUSINESS.
         --------

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

       The Company's products are used in over 700 applications, representing over 250 customers in 44 countries, in the following industries: specialty chemical, food & beverage, pharmaceutical, and fossil and nuclear power generation.

Recent Developments.

        Power Simulation Business

       The Company's Power Simulation Business Unit continued to show profitable performance during the year, as the Company maintained its dominant market position in the nuclear power simulation industry. Utilizing its technical and project management strengths, the business unit expanded its focus to include the fossil power market and an emphasis was placed on developing the tools necessary to exploit the fossil simulation marketplace. As a result, the Company was successful in several competitive bids for fossil simulators, including a multi-million dollar order for a full scope fossil simulator in India. The Company sees this as a growing market segment for the power business. In addition, the deregulation of the electric power industry has increased the importance of efficient and reliable operations of power stations. The use of simulation to address these issues has resulted in new opportunities for GSE to improve the simulation fidelity of existing simulators and the supply of new simulators around the world. While GSE simulators are primarily utilized for power plant operator training, the uses are expanding to include engineering, plant modification studies, and operating efficiency improvements for both nuclear and fossil utilities.

        Process Control Business

       GSE's Process Control business experienced sluggish performance during the first half of the year. After spending extensively in 1998 and the first half of 1999 on upgrading their process control systems to deal with the Y2K date issue concerns, customer spending on additional investments in their process control systems remained depressed in the first half of 2000. The entire process control industry was affected by this trend, as well as other economic factors in the Chemical Industry which reduced overall capital spending on process control systems. Accordingly, the Company implemented a restructuring plan to bring the operating costs in line with lower revenue projections. Actions taken included personnel reductions, the outsourcing of Process' manufacturing and assembly operations, and the sale of Process' unprofitable European operations based in Belgium to Newton Integrated Services, B.V. of Bergen Op Zoom, Netherlands. As part of the sale, Newton, which is an engineering company that focuses on electrical, mechanical and control system services, entered into a marketing agreement with Process to be the European distributor of the D/3 product line. The Process Business Unit (net of its VirtualPlant(TM) activities) saw an improvement to operating income in the third and fourth quarters of the year as a result of the restructuring.

        VirtualPlant Strategy

       During 2000, the Company continued to develop and invest extensively in its VirtualPlant business and marketing strategy that was introduced in 1999. VirtualPlant combined the benefits of real-time simulation with control systems to create a real-time representation of an operating plant. VirtualPlant also allowed a customer to create an environment for simulation-enhanced experimentation, thereby reducing the amount of physical experimentation necessary to achieve an optimal design result for a new process product.

       A significant step in implementing the VirtualPlant strategy was the Company's participation in the February 2000 founding of Avantium International B.V. ("Avantium"), a Netherlands-based high technology company that employs high-speed experimentation and simulation technologies in contract research and development in the area of new product development and process chemistry. GSE licensed certain of its simulation software products to Avantium in exchange for Avantium preferred and common stock. At December 31, 2000 the Company held approximately 10.4% of Avantium's outstanding preferred and common stock. GSE was to provide the basis for the informatics system that would automate and maximize Avantium's lab environment, and utilize its core simulation technologies to assist in the optimization of experimentation as well as analysis of the resulting data.

       In addition, the Company received a $2.9 million contract from Avantium to make certain improvements and enhancements to the software licensed to Avantium. In the fourth quarter, GSE delivered Virtual Laboratory workstations to Avantium's Laboratory in the Netherlands and to the Technical University in Delft. These Virtual Labs use GSE's D/3 Control System(TM), VPBatch(TM) recipe/experiment management software, BatchCAD and SimSuite Pro(TM) simulation software in combination with high-speed experimentation robotic equipment to accomplish high throughput catalyst development.

     In early 2000, GSE's Board of Directors acknowledged that outside investment was required to support the development of the VirtualPlant business since the Company's cash flow was insufficient by itself. After the Company was unsuccessful in attracting the needed capital with terms acceptable to the Board, the Board made the decision to sell the VirtualPlant assets to Avantium in exchange for Avantium stock, thus eliminating the cash burden on the Company.

       The asset sale closed on March 6, 2001 and included certain fixed assets of the Company, intellectual property (including BatchCAD and BatchWizard software products), and the employment of certain personnel in both the US and the UK. GSE received 8% of Avantium's stock, thus increasing its holdings in Avantium to approximately 18%. GSE retains one seat on the supervisory board of Avantium. Also, the Company licensed their process control and simulation software ("GSE Process Software") exclusively to Avantium for the R&D market. This licensing arrangement includes free updates to the GSE Process Software. In return, GSE received a royalty-free license to use any upgrades of the GSE Process Software produced by Avantium in the manufacturing market. GSE also received a royalty-free license to use and produce upgrades of the BatchWizard Software owned by Avantium in the manufacturing market. Avantium and GSE will continue to work together in the marketplace and in product development so that common clients will be able to use Avantium's VirtualPlant technology to develop scalable products that will fit together at the manufacturing level with GSE's process control and simulation products, thus speeding up market introduction and reducing the overall life cycle costs.

        Continued Research and Development

       Throughout the year, GSE continued to invest in its core products of D/3 Distributed Control System and Power Simulation technology. The Company enhanced the capabilities of the D/3 to communicate with more I/O families, by adding a connection to the Allen Bradley ControlNet data highway, and continued the development of the next release of the D/3, version 10.2. GSE also expanded the features of Microsoft Windows NT(R) within the products, completing the development of its VPbatch product, which is the Windows NT version of its FlexBatch Recipe and Process management software.

       Continuing its history of bringing leading edge technology to the simulation market, the Company has also started converting its Power Simulation tools to be able to use Java technology to take better advantage of the internet to provide remote training to customers.

Background.

       GSE Systems was formed on April 13, 1994, by ManTech International Corporation ("ManTech"), GP Strategies Corporation ("GP Strategies") and its affiliates, General Physics Corporation and SGLG, Inc., and Vattenfall AB to consolidate the simulation and related businesses of their affiliates, GSE Power Systems, Inc. ("Power Systems" and formerly known as "Simulation, Systems & Services Technologies Company" or "S3 Technologies"), GP International Engineering & Simulation, Inc. ("GPI") and GSE Power Systems AB ("Power Systems AB" and formerly known as "EuroSim AB"). On December 30, 1994, GSE Systems expanded into the process control automation and supply chain management consulting industry through its acquisition of the process systems division of Texas Instruments Incorporated, which the Company operates as GSE Process Solutions, Inc. ("Process Solutions").

       In April 1996, the Company aligned its operating groups into three strategic business units to better serve its then primary vertical markets - Power, Process and Oil & Gas. The realignment allowed the Company to focus on providing all of its technologies to these markets, while addressing the specific needs of each market and delivering industry specific solutions.

       In May 1996, the Company acquired Erudite Software & Consulting, Inc. ("Erudite"), a regional provider of client/server technology, custom application software development,training services, hardware/software sales, and network design and implementation services. The acquisition was made to facilitate the Company's efforts to enter the client/server information technology solutions market. Erudite was subsequently combined with a small pre-existing consulting group within the Company to form the Company's Business Systems business unit.

       In December 1997, the Company acquired 100% of the outstanding common stock of J.L. Ryan, Inc. ("Ryan"), a provider of engineering modifications and upgrade services to the power plant simulation market. The combination of the Company's pre-existing technology with the technical staff of the acquired Ryan business positioned the Company to be more competitive for modifications and upgrade services projects within the nuclear simulation market.

       After incurring substantial losses in 1997, management decided to divest the Company's unprofitable business units and concentrate its resources on its core businesses, Power Systems and Process Solutions. Accordingly, in April 1998, the Company sold substantially all of the assets of Erudite to Keane, Inc. and in November 1998, the Company divested certain assets of the Oil & Gas business unit to Valmet Automation (USA), Inc. See Note 3, Acquisitions and dispositions, in the " Notes to the Consolidated Financial Statements" for a discussion of these transactions.

       In April 1999, the Company acquired certain assets and employed the associates of BatchCAD Limited. With this acquisition, the Company gained a presence in the United Kingdom, with an office in Hexham, England, that was to provide the baseline for future expansion in the region. In addition, the BatchCAD product was a key element in the Company's VirtualPlant business and marketing strategy.

       See the prior section "Recent Developments" for a discussion of GSE's development of its VirtualPlant strategy in 2000 and the sale of the VirtualPlant business to Avantium International B.V. in March 2001.

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

       Low cost, high quality products is the mantra of the manufacturing business. GSE believes deregulation in the energy sector will result in the same mantra for the power industry, thus resulting in an increase in the use of high fidelity simulation in the fossil power market. In the past, that market segment was characterized by simplified simulation solutions used mainly to teach operators the use of new distributed control systems. With deregulation, the power companies are realizing that sophisticated simulation models will help teach the operators how to improve plant efficiency, avoid unscheduled outages and maximize production in a competitive power market.

       The strategy of combining simulation and control technology to help customers optimize plant performance in the manufacturing space is a viable strategy. The Company proved its value in the R&D market space through its VirtualPlant business. The Company will work on exploiting the strategy in the manufacturing market space. The combination of our technologies will provide a virtual representation of our customers' ideal or existing plant that can be used for model reference control and assist management of the business with determining the optimal approach to operating the plant. In the energy sector we will provide energy managers with the ability to reduce operating costs by gaining more productivity through training, plant information, asset management, security and plant design and optimization.

       The Company will also continue to use our process control and batch and recipe management systems to optimize production in the chemical, pharmaceutical and food & beverage industries by improving process chemistry in correlation with process flow throughout the plant. These tools assist in "brand" transition to quickly meet market demands, and technology transfer between locations. The tools help the customer understand and manage scheduling and equipment utilization to optimize plant throughput.

       The Company believes that GSE Systems can partner with customers to help provide them with cost-effective solutions for problems associated with simulation and control, which would allow its customers to focus their resources on their strengths.

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

       As the Microsoft Windows NT(R) operating environment continues to evolve, the Company has continued the migration of its products to this platform in such a way as to assure current customers' legacy applications will function properly while at the same time offering the advantages of the new technology. Although the Company uses open standards for its products, the Company's standard system configurations are based on the proprietary technology and know-how necessary to meet the requirements of its customers in the controls and simulation markets.

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

       Other products include the following:

o    VPbatch(TM) (formerly FlexBatch(R)) , a flexible batch manufacturing system
     used  to  facilitate  the  rapid  creation  of  various  batch   production
     processes;

o    TotalVision(TM),   which   is  a   graphical   system   that   provides   a
     client/server-based human-machine interface for real-time process and plant information;

o    VPtv(TM), a webenabled version of the TotalVision package; and

o SABL(TM), which is a sophisticated batch and sequential manufacturing software language that permits the scheduling and tracking of raw materials and finished products, data collection and emergency shutdown procedures.

       The Company's proprietary technology also includes real-time dynamic simulation tools and products that are used to develop high fidelity simulations for use in petroleum refineries, chemical processing plants and other industrial plants. The most prominent set of products and tools is known as SimSuite Pro(TM), which facilitates design verification, process optimization and operator training.

       The Power Business Unit focuses on developing high fidelity, real-time, dynamic simulators for nuclear and fossil power plants for use in both operator training and plant optimization. GSE's SimSuite Power(TM) set of auto-code generators provides state of the art simulation of flow processes, logic and control systems and electrical distribution systems within a power plant. This technology is both licensed by the Company to its customers as well as used by the Company to develop simulators for its customers.

       In addition, other products include:

o SimExec(TM), a Windows NT(R) based real-time simulation executive system that controls all simulation activities and allows for an off-line software development environment in parallel with the training environment.

o Extreme I/S, a Windows NT(R) based Instructor Station that allows the use of Microsoft Word and Powerpoint to control the real time simulation environment. It is an extremely user friendly tool for classroom training and electronic report generation.

o RACS, a fully integrated Access Control and Intrusion Detection System ideally suited for nuclear power plant security applications and other large, multi-access facilities.

o SIMON(TM), a computer workstation system used for monitoring stability of boiling water reactor plants. SIMON assists the operator in determining potential instability events, enabling corrective action to be taken to prevent unnecessary plant shutdowns.

o Vista PIN, a PC based plant information system, provides unparalleled flexibility usefulness and ease of maintenance while decreasing the cost of ownership. Vista PIN provides real-time display of process parameters, trends, alarm status, and historical data archiving with on-line retrieval.

       The Company also provides value-added services to help users plan, design, implement, and manage/support simulation and control systems. Services include application engineering, project management, training, site services, maintenance contracts and repair.

Customers.

       The Company has provided over 500 simulation and process control systems to an installed base of over 250 customers worldwide. In 2000, approximately 52% of the Company's worldwide revenue was generated from end users outside the United States.

       The Company's customers include, among others, Archer Daniels Midland Company, Ameron, Arizona Public Service, Bethlehem Steel Corporation, Cargill Incorporated, Carolina Power and Light Company, Commonwealth Edison Company, Eastman Company, Eskom South Africa, Formosa Plastics Company, Karnaraft Sakerhet & Utbildning AB, Korean Electric Power Company, Merck & Co., Inc., Miller Brewing Company, Nationalina Elecktrischecka Kompania, Orgrez SC, Pacific Northwest National Laboratory, Taiwan Power Company, West Bengal Development Corp. and Westinghouse Savannah River Company.

       For the year ended December 31, 2000, one Process customer accounted for approximately 11% of the Company's revenues, and one Power customer accounted for approximately 22% of the Company's revenues.

Strategic Alliances.

       In conjunction with the sale of the Company's Belgian subsidiary in 2000, the Company has entered into an International Business Associate, Market and Sales Channel Agreement with Newton Integrated Services B.V. of the Netherlands to promote and implement process control solutions in Europe. The Company has often employed strategic partners and systems integrators for its Power Simulation business, and is now exploiting more of this strategy in the process control market.

       In recent years, a high portion of the Company's international business has come from major contracts in Eastern Europe, including the republics of the former Soviet Union, the Pacific Rim and India. In order to acquire and perform these contracts, the Company entered into strategic alliances or partnerships with various entities including Automation Systems Co. Inc., a subsidiary of Beijing Jihang Automation (China); All Russian Research Institute for Nuclear Power Plant Operation (Russia); Kurchatov Institute (Russia); Macmet Ltd. (India); PowerGen (England); Risk Engineering Ltd. (Bulgaria); Samsung Electronics (Korea); Toyo Engineering Corporation (Japan); and Institute for Information Industry (Taiwan). These alliances have enabled the Company to penetrate these regions by combining its technological expertise with the regional or local presence and knowledge of its partners.

       Also, the Company continues to believe that it must have strong solutions partners as well as strong technology partners in order to address the myriad system needs of its customers in the various geographical areas in which they do business.

Sales and Marketing.

       The Company markets its products and services through a network of direct sales staff, agents and representatives, systems integrators and strategic alliance partners. The Company also employs personnel that support corporate advertising, literature development and exhibit/conference participation.

       GSE Systems employs a direct sales force in the continental United States that is regionally based, market focused and trained on its product and service offerings. Market-oriented business and customer development teams define and implement specific campaigns to pursue opportunities in the power, process and manufacturing marketplaces. This effort is supported by an extensive, regionally-based support organization focused on the current customer installed base. The Company's ability to support its multi-facility, international and/or multinational clients is facilitated by its network of offices throughout the U.S. and overseas. Within the U.S., the Company maintains offices in Alabama, Georgia, Louisiana, Maryland, North and South Carolina, Pennsylvania and Texas. Outside the U.S., the Company has offices in Sweden, Japan, and Taiwan. In addition to its offices located overseas, the Company's ability to conduct international business is enhanced by its multilingual and multicultural work force.

        Strategic alliance partners, systems integrators and agents represent the Company's interests in Russia, Germany, Switzerland, Bulgaria, Belgium, Netherlands, Spain, the Czech Republic, India, South Africa, Mexico, Argentina, Taiwan, Korea, Japan and the People's Republic of China.

Product Development.

       In 2000, the Company completed the development of its VPbatch product which is the Windows NT version of its FlexBatch Recipe and Process Management software, and completed the development of version 10.2 (released in December) of the Company's D/3 Distributed Control System. In addition, the Company continued development initiatives to improve the product ease of use of its process simulation products. For the years ended December 31, 2000, 1999 and 1998, gross research and product development expenditures for the Company were $3.6 million, $5.4 million, and $4.3 million, respectively. Capitalized software development costs totaled $1.9 million, $2.5 million, and $2.3 million for the years ended December 31, 2000, 1999 and 1998. See Note 2, Summary of significant accounting policies, in the "Notes to Consolidated Financial Statements" for a discussion of the Company's policy regarding capitalization of software development costs.

       The Company also continued to develop simulation code generation tools applicable to the growing fossil power industry. These tools bring the high fidelity modeling with easy to use graphical interfaces to quickly build models for fossil plant simulators. This reduces the cost of production to allow the Company to be price competitive in the industry.

Industries Served.

       The following chart illustrates the approximate percentage of the Company's 2000, 1999, and 1998 revenues, respectively, attributable to each of the major industries served by the Company:


                                    2000         1999        1998
                                  ----------  -----------  ----------
Process                                 45%          52%         49%
Power                                   55%          48%         42%
Other                                     -            -          9%
                                  ----------  -----------  ----------
      Total                            100%         100%        100%
                                  ==========  ===========  ==========


Contract Backlog.

       The Company does not reflect an order in backlog until it has received a contract that specifies the terms and milestone delivery dates. As of December 31, 2000, the Company's aggregate contract backlog totaled approximately $23 million.

Employees.

       As of December 31, 2000, the Company had 303 employees, a 26% decrease from December 1999. The reductions were primarily associated with the Process Controls Business Unit restructuring as discussed in the "Recent Developments" section, above.

Segment Information.

       See Note 18, Segment information, in the "Notes to Consolidated Financial Statements" for a discussion of the Company's business segments.

RISK FACTORS.

Fluctuations in Quarterly Operating Results.

       The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of new products and enhancements by the Company and its competitors, and fluctuating foreign economic conditions. Since the Company's expense levels are based in part on its expectations as to future revenues, the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall and such revenue shortfalls would likely have a disproportionate adverse effect on operating results. The Company believes that these factors may cause the market price for its common stock to fluctuate, perhaps significantly. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. The Company's common stock has also experienced a relatively low trading volume, making it further susceptible to extreme price fluctuations.

International Sales and Operations.

       Sales of products and the provision of services to end users outside the United States accounted for approximately 52 % of the Company's consolidated revenues in 2000. The Company anticipates that international sales and services will continue to account for a significant portion of its revenues in the foreseeable future. As a result, the Company may be subject to certain risks, including risks associated with the application and imposition of protective legislation and regulations relating to import or export (including export of high technology products) or otherwise resulting from trade or foreign policy and risks associated with exchange rate fluctuations. Additional risks include potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties involving the Company's strategic alliances and managing foreign sales agents or representatives and potential difficulties in accounts receivable collection. The Company currently sells products and provides services to customers in emerging market economies such as Russia, Ukraine, Bulgaria, and the Czech Republic. The Company has taken steps designed to reduce the additional risks associated with doing business in these countries, but the Company believes that such risks may still exist and include, among others, general political and economic instability, lack of currency convertibility, as well as uncertainty with respect to the efficacy of applicable legal systems. There can be no assurance that these and other factors will not have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, the Company's ability to expand its business into certain emerging international markets is dependent, in part, on the ability of its customers to obtain financing.

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

       The Company's products are offered in markets affected by technological change and emerging standards that are influenced by customer preferences. The Company has expended significant resources in developing versions of its core products that operate in the increasingly popular Windows NT(R) environment; however, there can be no assurance of customer acceptance of these Windows NT(R)-based products or that these products will be competitive with products offered by the Company's competitors. Although the Company believes that no significant trends to migrate to other operating platforms currently affect the markets for the Company's products, there can be no assurance that customers will not require compatibility with such other operating platforms in the future.

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

Influence of Affiliate Stockholders.

       As of the date of this report, certain directors, executive officers and other parties that are affiliates of the Company beneficially own approximately 43% of the common stock of the Company. If these stockholders vote together as a group, they will be able to exert significant influence on the business and affairs of the Company, including the election of individuals to the Company's Board of Directors, and the outcome of actions that require stockholder approval.



ITEM 2. PROPERTIES.

     The Company's Power business unit is headquartered in a facility in Columbia, Maryland (approximately 53,000 square feet) which also houses the Company's corporate headquarters offices and support functions. The Process business unit is located in a 34,000 square foot facility in Baltimore, Maryland. The leases for both of these facilities expire in 2008.

     In addition, the Company leases office space domestically in Alabama, Georgia, Louisiana, Texas, Pennsylvania, North and South Carolina, and internationally in Japan, Sweden, and Taiwan. The Company leases these facilities for terms ending between 2001 and 2002. During 1999, as part of the wind down of the Oil & Gas business unit, the Company's facilities in Singapore and Korea were closed. In 2000, the Company's lease for its Belgian operations was transferred in the sale of its Belgian subsidiary, and the leases for its UK operations were transferred to Avantium as part of the VirtualPlant asset sale in March, 2001.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

       No matter was submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

       The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock reported by the American Stock
Exchange:


                      2000
---------------------------------------------------------
    Quarter           High                Low
--------------------------------------------------------
First                  $ 9                 $ 3
Second                 $ 8 2/3             $ 3
Third                  $ 4 5/8             $ 2
Fourth                 $ 3 3/8             $ 1 1/5



                      1999
--------------------------------------------------------

    Quarter           High                Low
--------------------------------------------------------
First                  $ 5                $ 2 1/2
Second                 $ 6 3/4            $ 4 1/8
Third                  $ 6 1/4            $ 3 3/4
Fourth                 $ 4 1/4            $ 3


        In January 1999, the Company's common stock was approved for listing on the American Stock Exchange, where it now trades under the symbol "GVP". Previously, the Company's common stock had traded on the NASDAQ National Market System under the symbol "GSES".

       There were approximately 35 holders of record of the common stock as of March 15, 2001. Based upon information available to it, the Company believes there are approximately 700 beneficial holders of the common stock. The Company has never declared or paid a cash dividend on its common stock. The Company currently intends to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

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

ITEM 6.         SELECTED FINANCIAL DATA.

       Historical consolidated results of operations and balance sheet data presented below, have been derived from the historical financial statements of the Company. The Company disposed of substantially all of the assets of its subsidiary, GSE Erudite Software, Inc., as of April 30, 1998. Effective as of October 30, 1998, the Company completed the sale of certain assets related to activities of its Oil & Gas business unit ("O&G"). Effective December 1, 1997, the Company acquired J.L. Ryan, Inc. The statement of operations data for the year ended December 31, 1997 includes the activity of Ryan from the date of its acquisition.

       For information and disclosures regarding the Company's business segments, see Note 18, Segment information, in the "Notes to Consolidated Financial Statements".


                                                                                Years ended December 31,
---------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                        2000          1999          1998         1997          1996

Contract revenue                                           $ 55,715      $ 66,699     $ 73,818      $ 79,711      $ 96,033
Cost of revenue                                              40,822        41,629       49,814        58,326        63,679
      Gross profit                                           14,893        25,070       24,004        21,385        32,354
Operating expenses:
      Selling, general and administrative                    17,853        22,646       20,345        27,320        24,192
      Depreciation and amortization                           1,695         1,680        1,768         2,368         2,111
      Business combination costs                                 -             -            -            -           1,206
      Employee severance and termination costs                   -             -            -         1,124             -
Total operating expenses                                     19,548        24,326       22,113        30,812        27,509
Operating income (loss)                                      (4,655)          744        1,891        (9,427)        4,845
Gain (loss) on sales of assets                                 (990)            -          550             -             -
Interest expense, net                                          (687)         (450)        (350)         (765)         (387)
Other income (expense), net                                      55            40          326        (1,228)          394
Income (loss) before income taxes                            (6,277)          334        2,417       (11,420)        4,852
Provision for (benefit from) income taxes                     2,537           233        1,020        (2,717)          709
Net income (loss)                                          $ (8,814)        $ 101      $ 1,397      $ (8,703)      $ 4,143
                                                        ============--============--===========--============--============
Earnings (loss) per common share:    -Basic                 $ (1.70)       $ 0.02       $ 0.28       $ (1.72)       $ 0.82
                                                        ============--============--===========--============--============
                                     -Diluted               $ (1.70)       $ 0.02       $ 0.27       $ (1.72)       $ 0.82
                                                        ============--============--===========--============--============
Weighted average common shares outstanding:
                                     -Basic                   5,182         5,066        5,066         5,066         5,066
                                                        ============--============--===========--============--============
                                     -Diluted                 5,182         5,351        5,107         5,066         5,073
                                                        ============--============--===========--============--============


                                                                                             As of December 31,

                                                             2000          1999          1998         1997          1996
                                                         ------------------------------------------------------------------
Working capital                                             $ 5,522       $ 8,665      $ 4,058       $ 1,646      $ 13,867
Total assets                                                 35,949        43,027       48,743        48,362        51,006
Long-term liabilities                                        12,390         9,083        3,350         2,369         2,580
Stockholders' equity                                          8,713        17,170       17,089        15,924        24,693



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       During the year ended December 31, 2000, the Company incurred significant operating losses which resulted in non-compliance with certain financial covenants included in the Company's bank credit facility. The Company has obtained a waiver of the financial covenant defaults as well as certain covenant modifications to help position the Company for future compliance. Nevertheless, future compliance will depend upon achieving significantly improved operating results during 2001 and beyond.

       Management has undertaken a number of initiatives during 2000 and 2001 to improve operating results and cash flows including:

(i) The restructuring of the Process business unit to reduce operating costs. Actions taken in 2000 included (a) personnel reductions; (b) the outsourcing of Process' manufacturing and assembly operations; and (c) the sale of Process' unprofitable Belgian subsidiary to Newton Integrated Services, B.V. of the Netherlands. Included in operating results for the year ended December 31, 2000 are revenues of $1.5 million and operating losses, before allocation of corporate expenses, of $308,000 attributable to GSE Process Solutions N.V.

(ii) The sale of the Company's VirtualPlant business to Avantium International B.V. ("Avantium"). The asset sale closed on March 6, 2001 and included certain fixed assets of the Company, intellectual property, and the employment of certain personnel in both the US and UK by Avantium. GSE received 8% of Avantium's stock, thus increasing its holdings in Avantium to approximately 18%. For the year ended December 31, 2000, the Company's VirtualPlant business had revenues of $6.1 million and an operating loss before allocation of corporate expenses of $3.4 million.

(iii) ManTech International Corporation ("Mantech") has agreed to allow the Company's bank to draw upon ManTech's $1.8 million letter of credit which supports the Company's credit facility, thus paying down a portion of the Company's bank debt, in exchange for additional subordinated debt in the Company. (See Note 16, Related party transations, in the "Notes to Consolidated Financial Statements.")

     Management believes the initiatives undertaken will enable the Company to maintain compliance with the revised bank financial covenants as well as provide sufficient cash flow to meet the Company's obligations as they become due. However, if the initiatives are not successful or if there are unforeseen decreases in demand for the Company's products or increases in working capital needs the Company may be unable to meet the revised bank financial covenants and/or to generate sufficient cash flows from operations. In such case, the Company will be required to obtain additional covenant modifications and additional sources of funding. There can be no assurance that such covenant modifications or funding, if needed, will be available.

Results of Operations.

       The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues.

                                                          Years ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                2000          %          1999         %          1998          %

Contract revenue                              $55,715     100.0 %      $66,699    100.0 %      $73,818     100.0 %
Cost of revenue                                40,822      73.3 %       41,629     62.4 %       49,814      67.4 %

Gross profit                                   14,893      26.7 %       25,070     37.6 %       24,004      32.6 %
Operating expenses:
     Selling, general and administrative       17,853      32.1 %       22,646     34.0 %       20,345      27.6 %
     Depreciation and amortization              1,695       3.0 %        1,680      2.5 %        1,768       2.4 %
Total operating expenses                       19,548      35.1 %       24,326     36.5 %       22,113      30.0 %

Operating income (loss)                        (4,655)     (8.4)%          744      1.1 %        1,891       2.6 %

Gain (loss) on sales of assets                   (990)     (1.8)%          -        - %            550       0.7 %
Interest expense, net                            (687)     (1.2)%        (450)      (0.7)%       (350)      (0.5)%
Other income, net                                  55       0.1 %           40      0.1 %          326       0.5 %

Income (loss) before income taxes              (6,277)    (11.3)%          334      0.5 %        2,417       3.3 %

Provision for income taxes                      2,537       4.5 %          233      0.3 %        1,020       1.4 %

Net income (loss)                             $(8,814)    (15.8)%        $ 101      0.2 %      $ 1,397       1.9 %



 Comparison of 2000 to 1999.

     Contract Revenue. Total contract revenue was $55.7 million and $66.7 million for the years ended December 31, 2000 and 1999, respectively.

       The Process business unit's revenues decreased by $9.4 million, or 27.2%, to $25.2 million in 2000 from $34.6 million in 1999. Beginning in the second half of 1999, the Process business unit experienced an order slowdown as customers postponed additional investments in their process control systems, pending the resolution of Y2K date issue concerns. This order slowdown continued into 2000 as customers either spent their capital funding on other projects (since so much money was spent on upgrading the process control systems in 1998-1999) or were faced with tougher economic conditions in 2000 (especially customers in the chemical industry) which forced them to cut back on their overall capital spending. Included in the 2000 Process revenue was $2.9 million from the sale of licenses for five of GSE's software products to Avantium International B.V. ("Avantium") in February, including the object and source codes, in exchange for an equity interest in Avantium. See Note 4, Investment in Avantium International B.V., in the "Notes to Consolidated Financial Statements" for a discussion of this transaction.

       The Power business unit revenue decreased by $1.6 million, or 5.0%, to $30.5 million in 2000 from $32.1 million in 1999, primarily due to lower nuclear simulation upgrade orders from Japanese and Eastern European customers.

       Gross Profit. In large part due to the lower revenues in 2000, gross profit declined to $14.9 million in 2000 (26.7% of revenue) from $25.1 million in 1999 (37.6% of revenue). The decrease in gross profit as a percentage of revenue is due to the following:

o In 1999, the Process business was benefiting from customer concerns about the Y2K issue and their efforts to upgrade their D/3 systems to Y2K compliant versions. Upgrade projects typically have less hardware and instrumentation components (lower margined items as these are typically "pass-through" purchases) and more license fees and application engineering work which have higher margins. In 2000, a higher percentage of the revenues were generated through maintenance, time and material, spares and training which have lower margins than the upgrade projects.
o Capitalized software amortization increased from $1.8 million in 1999 to $2.2 million in 2000 due to the completion in 1999 of the NT platform conversion of the D/3 Distributed Control System, the release of version
     10.1 of the D/3 product in July 2000, and the completion of several upgrades to the SimSuite Pro Software in July 2000 and the initiation of the amortization of the related capitalized costs.
o A $710,000 provision was recorded in December 2000 for certain Process inventory to adjust its carrying value to net realizable value.

       Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $17.9 million in 2000 (32.1% of revenues), a 20.8% decrease from 1999 expenses of $22.6 million (34.0% of revenues). Other than changes in research and developments costs, which decreased $1.2 million and are discussed below, the decrease in SG&A is attributable to:

o Fewer sales and marketing personnel and travel costs in the Process business unit due to the restructuring of this business.
o    Lower sales commissions due to lower Process business unit orders.
o    A reduction in corporate personnel.
o The completion in 1999 of the Company's internal Y2K compliance program for which an outside consultant was utilized as project manager.
o    A reduction in recruiting and relocation costs of newly hired personnel.
o The completion in 1999 of the amortization of the cost of the warrants issued to ManTech and GP Strategies in 1998 in consideration of guarantees issued by these companies for GSE's credit facility.

       These reductions were somewhat offset by the initiation of a marketing program in 2000 which was designed to promote the benefits of VirtualPlant, and the products and services associated with the Company's affiliation with Avantium, to major customers around the world.

        Gross research and product development expenditures were $3.6 million (6.5% of revenue) and $5.4 million (8.1% of revenue) for the years ended December 31, 2000 and 1999, respectively. Of these expenditures, $1.9 million in 2000 and $2.5 million in 1999 were capitalized. Thus, net research and development ("R&D") costs included in selling, general and administrative expenses were $1.7 million and $2.9 million during the years ended December 31, 2000 and 1999, respectively. The reduction in R&D spending reflects the completion of the conversion of Process' D/3 Distributed Control System to the Microsoft Windows NT platform (Version 10.0, which introduced the new platform, was released in October 1999) and a reduction in personnel as part of the Process business restructuring.

       In 2000, the Company completed the development of its VPbatch product, which is the Windows NT version of its FlexBatch Recipe and Process Management software, and completed the development of version 10.2 (released in December) of the Company's D/3 Distributed Control System. In addition, the Company continued development initiatives to improve the product ease of use of its process simulation products and to create a set of software simulation tools for fossil power utilities.

       Depreciation and Amortization. Depreciation expense amounted to $1.2 million and $1.3 million during the years ended December 31, 2000 and 1999, respectively.

       Amortization of goodwill was $528,000 and $388,000 during the years ended December 31, 2000 and 1999, respectively. The increase in amortization reflects the increase in goodwill due to payments made for contingent consideration for prior year acquisitions.

       Operating Income (Loss). The Company incurred an operating loss of $4.7 million (8.4% of revenue) for the year ended December 31, 2000, compared with operating income totaling $744,000 (1.1% of revenue) in 1999. The decrease in operating income (loss) reflects the lower revenues in 2000 coupled with the reduction in Process gross margin percent due to product mix as discussed above, the increase in capitalized software amortization in 2000, the provision for write-down of Process inventory and the investments made by the Company in developing its VirtualPlant marketing and business strategy.

       Loss on Sale of Assets. The loss on sale of assets in 2000 reflects the net pre-tax loss realized on the disposition of GSE Process Solutions NV, the Company's Belgian subsidiary in the fourth quarter. This sale and related loss is described more fully under Note 3, Acquisitions and dispositions, in the "Notes to Consolidated Financial Statements".

     Interest Expense, net. Interest expense increased to $687,000 in 2000 from $450,000 in 1999. This increase is attributable primarily to an increase in the Company's borrowings under its line of credit made during the period to fund working capital requirements.

       Other Income, net. Other income amounted to $55,000 in 2000 versus $40,000 in 1999, resulting from recognized foreign currency transaction gains.

     Provision for Income Taxes. Despite incurring a loss before income taxes in 2000, the Company has recorded a tax provision of $2.5 million. This provision is mainly the result of an increase in the valuation reserve against the Company's deferred income tax assets. The reserve was increased to reduce the total deferred tax asset to an amount that management believes will more likely than not be realized. The difference between the statutory U.S. tax rate and the Company's effective rate for 2000 is primarily due to the change in the deferred tax asset valuation reserve and foreign taxes. The difference between the statutory U.S. tax rate and the Company's effective rate for 1999 was primarily the effect of foreign operations taxed at different rates, state taxes, and adjustments to the prior year tax provision based on the final 1998 tax returns.

Comparison of 1999 to 1998.

       Contract Revenue. Total contract revenue was $66.7 million and $73.8 million for the years ended December 31, 1999 and 1998, respectively. During 1998, the Company disposed of substantially all of the assets of its Erudite subsidiary and Oil & Gas business unit. Included in 1998 revenue was $5.3 million from Erudite and $1.1 million from the Oil & Gas business unit. After excluding these contract revenues from 1998 results, total revenues decreased $0.7 million from 1998, or 1.0%.

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

       Gross Profit. Despite the lower revenues in 1999, gross profit increased to $25.1 million in 1999 (37.6% of revenue) from $24.0 million in 1998 (32.6% of revenue). The increase in gross profit as a percentage of revenues reflects a higher component of upgrade projects in the Process business unit in 1999 than in 1998, mainly due to customer concerns about Y2K date calculations in their existing process control software. Such upgrades typically have fewer hardware and instrumentation components and more license fees and application engineering work, which tend to generate higher margins. In addition, the 1998 margins were impacted slightly by low margins on revenues generated by Erudite and the Oil & Gas business unit prior to the divestiture of their assets. Excluding the margins on the revenues of these divested businesses, 1998 gross profit as a percentage of revenue would have been 33.1%.

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

     Gross research and product development expenditures were $5.4 million (8.1% of revenue) and $4.3 million (5.8% of revenue) for the years ended December 31, 1999 and 1998, respectively. Of these expenditures, $2.5 million in 1999 and $2.3 million in 1998 were capitalized. Thus, net research and development costs included in selling, general and administrative expenses were $2.9 million and $2.0 million during the years ended December 31, 1999 and 1998, respectively. The Company continued to invest in the conversion of its D/3 Distributed Control System (TM) (Version 10.0 was released in October, 1999), VPBatch(TM), and SimSuitePro(TM) products to the Microsoft Windows NT(R) platform.

       Depreciation and Amortization. Depreciation expense amounted to $1.3 million and $1.2 million during the years ended December 31, 1999 and 1998, respectively.

       Amortization of goodwill was $388,000 and $365,000 during the years ended December 31, 1999 and 1998, respectively.

       Operating Income (Loss). Operating income amounted to $744,000 (1.1% of revenue) and $1.9 million (2.6% of revenue), for the years ended December 31, 1999 and 1998, respectively. The decrease in operating income was due mainly to higher selling, general and administrative costs, as discussed above.

       Gain (Loss) on Sales of Assets. The gain on sales of assets in 1998 reflects the net pre-tax gain realized on the disposition of the Erudite and the Oil & Gas business unit assets. During the second quarter of 1998, the Company recorded a gain of $5.6 million on the sale of the Erudite assets. In the third quarter of 1998, the Company recognized a ($5.0) million pre-tax loss on the disposition of the Oil & Gas business unit assets. These sales and related gains and losses are described more fully under Note 3, Acquisitions and dispositions, in the "Notes to Consolidated Financial Statements".

     Interest Expense, net. Interest expense increased to $450,000 in 1999 from $350,000 in 1998. This increase is attributable primarily to an increase in the Company's borrowings under its lines of credit made during the period to fund working capital requirements.

       Other Income, net. Other income amounted to $40,000 in 1999 versus $326,000 in 1998, resulting from recognized foreign currency transaction gains.

       Provision for Income Taxes. The Company's effective tax rate was 69.8% in 1999 versus 42.2% in 1998. The difference between the statutory U.S. tax rate and the Company's effective rate for 1999 is primarily the effect of foreign operations taxed at different rates, state taxes and adjustments to the prior year tax provision based on the final 1998 tax returns.

Liquidity and Capital Resources.

       Operating Activities. The Company used $4.5 million in its operating activities during 2000. The Company's $2.9 million revenue from licensing software in exchange for stock of Avantium International B.V. was a non-monetary transaction and had no impact on the Company's operating cash flow. Significant changes in the Company's assets and liabilities included:

o A $1.9 million reduction in contract receivables which is mainly related to the decline in overall revenues.

o A $1.6 million reduction in inventories. In 1999, the Process stockroom inventory increased approximately $650,000 due to purchases of large supplies of various PC boards that are extremely expensive to purchase in small quantities and for which the Company had forecasted significant usage, plus the return of some material from customers. In 2000, this inventory decreased approximately $800,000 as the Company made a concerted effort to reduce on-hand inventory. The balance of the decrease is due to the write-down of excess and slow moving inventory.

o A $1.6 million reduction in billings in excess of revenues earned due to the lower business volume in 2000.

       Net cash provided by operating activities was $2.6 million during 1999. Significant changes in the Company's assets and liabilities included a $4.4 million reduction in contract receivables partially due to improvements in internal collection processes; a $1.9 million reduction in accounts payable and accrued expenses; and a $3.3 million reduction in billings in excess of revenues earned.

        In 1998, the Company's operating activities used cash totaling $772,000.

       Investing Activities. Net cash used in investing activities totaled $3.3 million in 2000, including $472,000 of capital expenditures, $1.9 million of capitalized software development costs, $658,000 in cash payments for acquired businesses ($598,000 of contingent considerations for prior year acquisitions, and $60,000 for notes payable related to a prior year acquisition), and $261,000 in connection with the disposition of the Company's Belgium subsidiary.

       In 1999, the Company used $4.1 million for investing activities, consisting primarily of $1.4 million of capital expenditures, $2.5 million of capitalized software development costs, and $930,000 in cash payments for acquired businesses ($300,000 for the Mitech acquisition in 1999, $530,000 for contingent considerations for prior year acquisitions, and $100,000 for notes payable related to a prior year acquisition.) The Company received $731,000 from Keane, Inc. as final payment on the 1998 Erudite sale.

     In 1998, the Company's investing activities generated $5.3 million, consisting primarily of $9.7 million from the sale of assets (see Note 3, Acquisitions and dispositions, in the "Notes to Consolidated Financial Statements"), partially offset by $2.1 million used for capital expenditures and $2.3 million for capitalized software development costs

     Financing Activities. In 2000, the Company obtained $6.6 million net cash from the following financing activities:

o The Company increased its borrowings under its bank line of credit by $3.0 million.
o In January 2000, the Company issued 116,959 shares of its common stock to ManTech International Corporation for $500,000.
o The assignment of two long-term customer sales-type lease contracts to a finance company generated $1.1 million.
o In the fourth quarter 2000, the Company issued a demand promissory note to ManTech International Corporation, which allows the Company to borrow up to $1.8 million. At December 31, 2000, the Company had borrowed a total of $1.6 million. This note is subordinated to the Company's bank credit facility. See additional discussion of this promissory note in the "Credit Facilities" section below.
o Cash used to collateralize outstanding letters of credit was reduced by $202,000 due to the reduction in the value of outstanding letters of credit in 2000.

       In 1999, the Company generated $2.0 million net cash from financing activities. The assignment of two long-term customer sales-type lease contracts to a finance company generated $3.4 million cash, which was partially offset by the paydown of the Company's credit lines ($.5 million), repayments under capital lease obligations ($143,000) and the deposit of $735,000 into a bank account for which the balance was used to collateralize two of the Company's outstanding letters of credit.

       In 1998, the Company's financing activities used cash of approximately $2.6 million, consisting primarily of $2.3 million in repayments under the Company's lines of credit.

       Credit Facilities.

       On March 23, 2000, the Company entered into a new loan and security agreement with a bank for a new credit facility with a maturity date of March 23, 2003. Borrowings from this facility were used to repay the existing debt under the Company's previous credit facility. The line of credit (the "Credit Facility") provides for borrowings up to a total of $10.0 million to support working capital needs and foreign letters of credit. At December 31, 2000, the Company's available borrowing base was $10.0 million, of which approximately $9.3 million had been utilized. See Note 11, Long-term debt, in the "Notes to Consolidated Financial Statements" for additional details about this line of credit. When the Credit Facility was first entered into, ManTech International Corp. provided a one-year $900,000 standby letter of credit to the bank as additional collateral for the Company's Credit Facility and a limited guarantee totaling $900,000. In July 2000, ManTech's guarantee was converted into a second one-year $900,000 standby letter of credit to the bank, which was also used as additional collateral for the Company's Credit Facility. GSE was allowed to borrow up to 100% of the value of these two letters of credit.

     The loan and security agreement requires the Company to comply with certain financial ratios. At December 31, 2000, the Company was not in compliance with its minimum EBITDA (earnings before interest, taxes, depreciation and amortization) covenant, its minimum working capital covenant, its tangible net worth covenant, or its total liabilities to tangible net worth covenant. The bank has provided a written waiver of the financial covenant violations as well as certain covenant modifications to help position the Company for future compliance. Effective with the execution of the waiver, the bank increased the interest rate on outstanding borrowings under the credit facility to the bank's prime rate plus .75% (8.75% at March 31, 2001).

     In the fourth quarter of 2000, the Company issued a demand promissory note to ManTech International Corporation that allowed the Company to borrow up to $1.8 million at an interest rate of prime plus one percent. As of December 31, 2000, the Company had borrowed $1.6 million, which was used for working capital. The promissory note was secured by the Company's pledge of its equity interest in Avantium International B.V., but such security interest was subordinate to the first lien thereon by the Company's bank. In the first quarter of 2001, the promissory note was amended to increase the maximum principal amount to $2.1 million. Subsequently in the first quarter of 2001, and with ManTech's approval, the Company issued a replacement promissory note in the amount of $2.1 million to ManTech pursuant to which the Company's obligations to ManTech became unsecured, and the principal is payable ver a two year period, in equal installments, commencing April 1, 2004 with interest payments to commence monthly on July 1, 2001. The note permits ManTech to convert the principal into GSE convertible preferred stock at a conversion rate of $100 per share, pending shareholder approval. ManTech has agreed to subordinate the note to the Company's Credit Facility.

       Other. As of December 31, 2000, the Company was contingently liable for five letters of credit totaling $533,000. All of these letters of credit represent payment bonds on contracts and have been cash collateralized.

Foreign Exchange.

       A portion of the Company's international sales revenue has been and may be received in a currency other than the currency in which the expenses relating to such revenue are paid. When necessary, the Company manages its foreign currency exposure primarily by entering into foreign currency exchange agreements and purchasing foreign currency options.

New Accounting Standards.

        Effective January 1, 2001, the Company will adopt Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Investments and Certain Hedging Activities." These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of these standards, including the valuation of derivative instruments outstanding on the effective date, will not have a material impact on the Company's consolidated financial statements.

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

       The Company is also subject to market risk related to the interest rates on its existing line of credit. As of March 31, 2001, such interest rates are based on the prime rate plus three-quarters point.

       As of December 31, 2000, $10.8 million of the Company's debt was subject to variable interest rates. A 100 basis-point change in such rates during the year ended December 31, 2000 would have increased the Company's interest expense by approximately $78,000.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

                                                                           Page
GSE Systems, Inc. and Subsidiaries
  Independent Auditors' Report ..............................................F-1
  Report of Independent Accountants..........................................F-2
  Consolidated Balance Sheets as of December 31, 2000 and 1999...............F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999, and 1998.......................................F-4
  Consolidated Statements of Comprehensive Income (Loss) for the years ended
     December 31, 2000, 1999, and 1998.......................................F-5
  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998.................................F-6
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999, and 1998.......................................F-7
  Notes to Consolidated Financial Statements.................................F-8

                        INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders
GSE Systems, Inc:


We have audited the accompanying consolidated balance sheet of GSE Systems, Inc. as of December 31, 2000, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSE Systems, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.






                                                            /s/KPMG LLP

Baltimore, Maryland
March 30, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of GSE Systems, Inc:


In our opinion, the consolidated balance sheet as of December 31, 1999, and the related consolidated statments of operations, of comprehensive income (loss), of changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999 (appearing on pages F3 through F27 of the GSE Systems, Inc. 2000 Annual Report on this Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of GSE Systems, Inc. and its subsidiaries at December 31, 1999, and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of GSE Systems, Inc. for any period subsequent to December 31, 1999.





                                                 /s/PricewaterhouseCoopers LLP

McLean, Virginia
February 29, 2000

--------------------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                           GSE SYSTEMS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (in thousands, except share data)

                                                                                                       December 31,
                                                                                                    2000           1999

                                                        ASSETS
Current assets:
     Cash and cash equivalents                                                                     $ 1,465        $ 2,695
     Restricted cash                                                                                    30            255
     Contract receivables                                                                           14,489         16,881
     Inventories                                                                                     1,587          3,255
     Prepaid expenses and other current assets                                                       2,520          2,207
     Deferred income taxes                                                                             277            146

         Total current assets                                                                       20,368         25,439

Investment in Avantium Technologies B.V.                                                             2,895              -
Property and equipment, net                                                                          2,299          3,094
Software development costs, net                                                                      5,067          5,395
Goodwill, net                                                                                        2,996          2,949
Deferred income taxes                                                                                  847          3,251
Restricted cash                                                                                        503            480
Other assets                                                                                           974          2,419

         Total assets                                                                             $ 35,949       $ 43,027

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                                             $ 2,347        $ 1,938
     Accounts payable                                                                                5,669          5,024
     Accrued expenses                                                                                2,115          3,965
     Accrued compensation and payroll taxes                                                          1,940          1,539
     Billings in excess of revenue earned                                                            1,366          3,077
     Accrued warranty reserves                                                                         462            620
     Income taxes payable                                                                              171             30
     Other current liabilities                                                                         776            581
         Total current liabilities                                                                  14,846         16,774

Long-term debt                                                                                      11,840          8,403
Accrued warranty reserves                                                                              550            680
         Total liabilities                                                                          27,236         25,857
Commitments and contingencies

Stockholders' equity:
     Common stock $.01 par value, 8,000,000 shares authorized, shares issued and
         outstanding 5,193,527 in 2000 and 5,065,688 in 1999                                            52             50
     Additional paid-in capital                                                                     22,230         21,691
     Retained earnings (deficit) - at formation                                                     (5,112)        (5,112)
     Retained earnings (deficit) - since formation                                                  (7,555)         1,259
     Accumulated other comprehensive loss                                                             (902)          (718)
         Total stockholders' equity                                                                  8,713         17,170
         Total liabilities and stockholders' equity                                               $ 35,949       $ 43,027

  The accompanying notes are an integral part of these consolidated financial statements.



               GSE SYSTEMS, Inc. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share data)

                                                                                      Years ended December 31,

                                                                                      2000          1999           1998

Contract revenue                                                                    $ 55,715      $ 66,699       $ 73,818

Cost of revenue                                                                       40,822        41,629         49,814

Gross profit                                                                          14,893        25,070         24,004

Operating expenses
     Selling, general and administrative                                              17,853        22,646         20,345
     Depreciation and amortization                                                     1,695         1,680          1,768
Total operating expenses                                                              19,548        24,326         22,113

Operating income (loss)                                                               (4,655)          744          1,891

Gain (loss) on sales of assets                                                          (990)            -            550
Interest expense, net                                                                   (687)         (450)          (350)

Other income, net                                                                         55            40            326

Income (loss) before income taxes                                                     (6,277)          334          2,417

Provision for income taxes                                                             2,537           233          1,020

Net income (loss)                                                                   $ (8,814)        $ 101        $ 1,397

Basic earnings (loss) per common share                                               $ (1.70)       $ 0.02         $ 0.28

Diluted earnings (loss) per common share                                             $ (1.70)       $ 0.02         $ 0.27


  The accompanying notes are an integral part of these consolidated financial statements.



                       GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                                    Years ended December 31,

                                                                                       2000           1999           1998

Net income (loss)                                                                  $ (8,814)         $ 101        $ 1,397

Foreign currency translation adjustment                                                (184)           (33)          (532)

Comprehensive income (loss)                                                        $ (8,998)          $ 68          $ 865

  The accompanying notes are an integral part of these consolidated financial statements.



                       GSE SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                                                                     Retained Earnings      Accumulated
                                                       Common          Additional       (Deficit)              Other
                                                       Stock            Paid-in         At        Since     Comprehensive
                                                  Shares       Amount    Capital    Formation   Formation      Loss      Total

Balance, January 1, 1998 .....................      5,066   $     50   $ 21,378   $ (5,112)   $   (239)   $   (153)   $ 15,924
Foreign currency translation adjustment ......       --         --         --         --          --          (532)       (532)
Fair value of warrants issued to non-employees       --         --          300       --          --          --           300
Net income ...................................       --         --         --         --         1,397        --         1,397
Balance, December 31, 1998 ...................      5,066         50     21,678     (5,112)      1,158        (685)     17,089
Foreign currency translation adjustment ......       --         --         --         --          --           (33)        (33)
Fair value of warrants issued to non-employees       --         --           13       --          --          --            13
Net income ...................................       --         --         --         --           101        --           101
Balance, December 31, 1999 ...................      5,066         50     21,691     (5,112)      1,259        (718)     17,170
Common stock issued for options exercised ....         11       --           40       --          --          --            40
Common stock issued to ManTech Intl. Corp. ...        117          2        499       --          --          --           501
Foreign currency translation adjustment ......       --         --         --         --          --          (184)       (184)
Net loss .....................................       --         --         --         --        (8,814)       --        (8,814)
Balance, December 31, 2000 ...................      5,194   $     52   $ 22,230   $ (5,112)   $ (7,555)   $   (902)   $  8,713



 The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                    Years ended December 31,
                                                                                2000         1999      1998
Cash flows from operating activities:
Net income (loss) ..........................................................   $(8,814)   $   101    $ 1,397
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization .........................................     3,882      3,481      3,492
     Foreign currency transaction gain .....................................      (255)       (40)      (326)
     Fair value of warrants issued to non-employees ........................      --          133        180
     Non-monetary consideration received for software licensed to
         Avantium Technologies B.V .........................................    (2,895)      --         --
     Deferred income taxes .................................................     2,273        119        301
     (Gain) loss on sales of assets ........................................       990       --         (550)
     Changes in assets and liabilities:
         Contract receivables ..............................................     1,939      4,382     (2,599)
         Inventories .......................................................     1,554       (363)      (185)
         Prepaid expenses and other assets .................................      (164)      (563)    (1,381)
         Accounts payable, accrued compensation and accrued expenses .......      (690)    (1,888)    (2,600)
         Billings in excess of revenues earned .............................    (1,599)    (3,282)        83
         Accrued warranty reserves .........................................      (288)      (142)       102
         Other liabilities .................................................      (561)       744      1,428
         Income taxes payable ..............................................       141       (121)      (114)
Net cash provided by (used in) operating activities ........................    (4,487)     2,561       (772)

Cash flows from investing activities:
     Proceeds from sale of assets ..........................................      --          731      9,697
     Net cash paid for acquisition of businesses ...........................      (658)      (930)      --
     Net cash sold in disposition of business ..............................      (261)      --         --
     Capital expenditures ..................................................      (472)    (1,398)    (2,061)
     Capitalized software development costs ................................    (1,868)    (2,460)    (2,304)
Net cash provided by (used in) investing activities ........................    (3,259)    (4,057)     5,332

Cash flows from financing activities:
     Proceeds from issuance of common stock ................................       542       --         --
     Proceeds from issuance of note payable to related party ...............     1,550       --         --
     Proceeds from issuance of notes payable ...............................       458       --         --
     (Restrictions) releases of cash as collateral under line of credit, net       202       (735)      --
     Increase (decrease) in borrowings under lines of credit ...............     3,044       (513)    (2,287)
     Proceeds from assignments of sales-type leases ........................     1,141      3,432       --
     Other financing repayments ............................................      (346)      (160)      (277)
Net cash provided by (used in) financing activities ........................     6,591      2,024     (2,564)
Effect of exchange rate changes on cash ....................................       (75)       (73)       (90)
Net increase (decrease) in cash and cash equivalents .......................    (1,230)       455      1,906
Cash and cash equivalents at beginning of year .............................     2,695      2,240        334
Cash and cash equivalents at end of year ...................................   $ 1,465    $ 2,695    $ 2,240

   The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998

1.  Business and liquidity

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

       During the year ended December 31, 2000, the Company incurred significant operating losses which resulted in non-compliance with certain financial covenants included in the Company's bank credit facility. The Company has obtained a waiver of the financial covenant defaults as well as certain covenant modifications to help position the Company for future compliance. Nevertheless, future compliance will depend upon achieving significantly improved operating results during 2001 and beyond.

       Management has undertaken a number of initiatives during 2000 and 2001 to improve operating results and cash flows including:

     (i) The restructuring of the Process business unit to reduce operating costs. Actions taken in 2000 included (a) personnel reductions; (b) the outsourcing of Process' manufacturing and assembly operations; and
          (c) the sale of Process' unprofitable Belgian subsidiary to Newton Integrated Services, B.V. of the Netherlands. Included in operating results for the year ended December 31, 2000 are revenues of $1.5 million and operating losses, before allocation of corporate expenses, of $308,000 attributable to GSE Process Solutions N.V.

     (ii) The sale of the Company's VirtualPlant business to Avantium International B.V.("Avantium"). The asset sale closed on March 6, 2001 and included certain fixed assets of the Company, intellectual property, and the employment of certain personnel in both the US and UK by Avantium. GSE received 8% of Avantium's stock, thus increasing its holdings in Avantium to approximately 18%. For the year ended December 31, 2000, the Company's VirtualPlant business had revenues of $6.1 million and an operating loss before allocation of corporate expenses of $3.4 million.

     (iii) ManTech International Corporation ("ManTech")has agreed to allow the Company's bank to draw upon ManTech's $1.8 million letter of credit which supports the Company's credit facility, thus paying down a portion of the Company's bank debt, in exchange for additional subordinated debt in the Company.(See Note 16, Related party transations, in the "Notes to Consolidated Financial Statements.)

     Management believes the initiatives undertaken will enable the Company to maintain compliance with the revised bank financial covenants as well as provide sufficient cash flow to meet the Company's obligations as they become due. However, if the initiatives are not successful or if there are unforeseen decreases in demand for the Company's products or increases in working capital needs the Company may be unable to meet the revised bank financial covenants and/or to generate sufficient cash flows from operations. In such case, the Company will be required to obtain additional covenant modifications and additional sources of funding. There can be no assurance that such covenant modifications or funding, if needed, will be available.


2.  Summary of significant accounting policies

Principles of consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Revenue recognition

     Revenue under fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change is recognized in the period in which the change is determined. Estimated losses are charged against earnings in the period such losses are identified. The effect of changes in estimates of contract earnings was to increase gross profit by approximately $353,000 during the year ended December 31, 1999. Such changes were not material during the years ended December 31, 1998 and 2000. Revenues from certain consulting or training contracts are recognized on a time-and-material basis. For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

Cash and cash equivalents

       Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of three months or less at the date of purchase.

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

Research and development

       Development expenditures incurred to meet customer specifications under contracts accounted for under the percentage of completion method are charged to contract costs. Company sponsored research and development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored research and development activities relating to the development of new products and services or the improvement of existing products and services, exclusive of amounts capitalized, were approximately $1,679,000, $2,915,000, and $2,051,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

Asset impairment

       The Company periodically evaluates the recoverability of its long-lived assets by comparing the carrying value of the intangible with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. Impairments are recognized in operating results to the extent that the carrying value exceeds fair value. No impairment losses were recognized in 2000, 1999, or 1998.

Goodwill

       Goodwill represents the excess of purchase price for acquired businesses over the fair value of net tangible and intangible assets acquired. These amounts are amortized on a straight-line basis over periods ranging from seven to fifteen years. The Company assesses the recovery of goodwill by determining whether amortization of goodwill over its remaining life can be recovered through undiscounted cash flows of the acquired operations. Goodwill impairment, if any, is measured by determining the amount by which the carrying value of goodwill exceeds its fair value based upon discounting of future cash flows.

Foreign currency translation

       Balance sheet accounts for foreign operations are translated at the exchange rate at the balance sheet date, and income statement accounts are translated at the average exchange rate for the period. The resulting translation adjustments are included in accumulated other comprehensive income
(loss) in stockholders' equity. Transaction gains and losses, resulting from changes in exchange rates, are included in other income (expense) in the Consolidated Statements of Operations in the period in which they occur. For the years ended December 31, 2000, 1999, and 1998, foreign currency transaction gains were approximately $55,000, $40,000, and $326,000, respectively.

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

Earnings (loss) per share

       Basic earnings per share is computed based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts such weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted earnings per share is the same as basic earnings per share for the year ended December 31, 2000 because the effects of such items were anti-dilutive.

       The number of common shares and common share equivalents used in the determination of basic and diluted earnings (loss) per share was as follows:

                                                                Years ended December 31,
                                                            2000           1999          1998

Weighted average shares outstanding - Basic                5,181,972      5,065,688     5,065,688

Weighted average shares outstanding - Diluted              5,181,972      5,351,474     5,107,428

       The difference between the amounts in 1999 and 1998 represents dilutive options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the related periods.

Concentration of credit risk

       The Company is subject to concentration of credit risk with respect to contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy and manufacturing industries. For the years ended December 31, 2000 and 1999, one customer accounted for approximately 22% and 13%, respectively, of the Company's revenues. At December 31, 2000, the contracts receivable balance related to this significant customer was approximately $2.4 million, or 16.5% of that asset category, of which $1 million was unbilled at year-end. In 2000, another customer accounted for approximately 11% of the Company's revenues. No single customer accounted for a significant (greater than 10%) amount of the Company's revenue during the year ended December 31, 1998.

Fair values of financial instruments

       The carrying amounts of current assets, current liabilities, and long-term debt reported in the Consolidated Balance Sheets approximate fair value.

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

Reclassifications

       Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

New Accounting Standards

       Effective January 1, 2001, the Company will adopt Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Investments and Certain Hedging Activities." These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of these standards, including the valuation of derivative instruments outstanding on the effective date, will not have a material impact on the Company's consolidated financial statements.


3.  Acquisitions and dispositions

Acquisitions

       In April 1999, the Company completed two acquisitions for the Process business unit using the purchase method of accounting. The Company purchased certain assets and employed the associates of BatchCAD Limited, a United Kingdom-based supplier of batch process development and design consulting services and simulation software tools. The purchase price was approximately $548,000 payable in cash in three equal installments on January 1, 2000, 2001 and 2002 and was allocated as follows (in thousands):

Purchased software (property and equipment)                      $ 481
Trade receivables                                                   45
Property and equipment                                              22
                                                           ------------
      Total purchase price                                       $ 548
                                                           ============

       The Company also acquired all proprietary technology and software assets from, and assumed substantially all customer contracts of, Mitech Corporation, a Massachusetts-based supplier of neural network and artificial intelligence software. The purchase price was $350,000 and was allocated 100% to property and equipment as purchased software.

       In December 1997, the Company acquired 100% of the outstanding common stock of J.L. Ryan, Inc. ("Ryan") for an initial purchase price of $1,000,000 and contingent consideration based on the performance of the business from 1998 to 2002. A minimum of $250,000 of such earnings payments for each of 1998 and 1999 was guaranteed by the Company. The Company paid $600,000 in cash upon the closing of the transaction and entered into a promissory note payable in four annual installments of $100,000 each beginning on January 2, 1999. This acquisition was accounted for under the purchase method. For the years ended December 31, 2000, 1999, and 1998, the contingent consideration in excess of the minimum guaranteed amount was approximately $549,000, $411,000, and $166,000, respectively, which the Company has recorded as additions to goodwill.

Dispositions

     On November 30, 2000, the Company completed the sale of its GSE Process Solutions N.V. subsidiary ("GSE Belgium") to Newton Integrated Services B.V., pursuant to a stock purchase agreement, whereby Newton Integrated Services B.V. acquired all of the assets and assumed all of the liabilities of GSE Belgium. The aggregate purchase price for GSE Belgium was $1. The Company recognized a loss before income taxes on this transaction of $990,000. Included in the Consolidated Statement of Operations for the year ended December 31, 2000, are revenues of $1.5 million and operating losses of $346,000 attributable to GSE Belgium prior to the sale to Newton Integrated Services B.V.

       In November 1998, the Company completed the sale of certain assets related to activities of its Oil & Gas business unit ("O&G"), to Valmet Automation (USA), Inc. ("Valmet"), pursuant to an Asset Purchase Agreement, effective as of October 30, 1998, by and between the Company and Valmet. The Company recognized a loss before income taxes on this transaction of $5.0 million, including the write-off of approximately $2.9 million in capitalized software development costs, since all operations that would support the recoverability of these capitalized costs were sold. The Company received approximately $742,000 in cash, subject to certain adjustments, and Valmet assumed certain identified liabilities. Included in the Consolidated Statement of Operations for the year ended December 31, 1998, are revenues of $1.1 million and operating losses of $721,000 attributable to O&G prior to the sale to Valmet. See Note 18, Segment information, for historical revenues and business unit contributionprovided by O&G during 1998.

       In May 1998, the Company completed the sale of substantially all of the assets of GSE Erudite Software, Inc. ("Erudite") to Keane, Inc. ("Keane"), pursuant to an Asset Purchase Agreement, dated as of April 30, 1998, by and among the Company, Erudite and Keane. The aggregate purchase price for the Erudite assets was approximately $9.6 million (consisting of $8.9 million in cash and $731,000 in the form of an uncollateralized promissory note due on April 30, 1999). In connection with the transaction, Keane purchased certain assets with a book value of $4.4 million and assumed certain operating liabilities totaling approximately $2.2 million. The Company recognized a gain before income taxes on this transaction of $5.6 million. In connection with the sale of these assets, the Company wrote off approximately $800,000 in capitalized software development costs, as well as $321,000 of purchased software, since all operations that would support the recoverability of these costs were sold. The write-off of these costs is reflected in the calculation of the gain on the sale. Included in the Consolidated Statement of Operations for the year ended December 31, 1998, are revenues of $5.3 million and operating losses of $64,000 attributable to Erudite prior to the sale to Keane. See Note 18, Segment information, for historical revenues and business unit contribution provided by Erudite during 1998.


4.  Investment in Avantium International B.V.

       On February 24, 2000, the Company licensed certain of its simulation software products to Avantium Technologies B.V. ("Avantium") in exchange for 251,501 shares of Avantium preferred stock, valued at $2.5 million, and 352,102 shares of Avantium common stock, valued at $349,000. The software license, which is perpetual in nature, gives Avantium the right to use the software in the development of new software products. Each share of preferred stock is convertible into common stock. Subject to certain restrictions, in the event that Avantium has not conducted an initial public offering (or been purchased) within five years, the Company and certain other holders of preferred shares may, at their option, have their shares redeemed by Avantium, for the greater of
(i) the original purchase price plus 8% interest compounded annually plus any accrued and unpaid dividends whether or not declared, or (ii) the fair market value of the shares on an as-if-converted-into-common-shares-basis plus any accrued and unpaid dividends.

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

       During the year ended December 31, 2000, the Company recognized software-licensing revenue of $2.9 million based on the fair value of the consideration received from Avantium. The fair value was established based on cash paid by other investors for their respective preferred and common stock interests in Avantium. The Company has delivered all elements of the software and has no other obligations to Avantium, other than standard warranty. The Company will account for its investment in Avantium using the cost method of accounting based on management's conclusion that the Company does not have significant influence with respect to the operations of Avantium. During the year ended December 31, 2000, the Company also received an additional $2.9 million contract from Avantium to make certain improvements and enhancements to the software on a best efforts basis. The rates and margins in the contract are comparable to those the Company earns performing services for its existing customers.

     As a result of the experience with Avantium in 2000, the Company concluded that a combination of the relevant interests of the two companies would significantly increase the potential of both organizations. In addition, focusing the technical and marketing resources of Avantium and the GSE VirtualPlant team would produce significant cost savings. Accordingly, in November 2000, the Company signed a letter of intent to sell its VirtualPlant business to Avantium. See Note 21, Subsequent events, for the details of the sale which was sale which was finalized in 2001.


5.  Contract receivables

       Contract receivables represent balances due from a broad base of both domestic and international customers. All contract receivables are considered to be collectible within twelve months. Recoverable costs and accrued profit not billed, represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts. The components of contract receivables are as follows:

(in thousands)                                                    December 31,
                                                                 2000           1999
Billed receivables                                             $ 9,265        $ 9,797
Recoverable costs and accrued profit not billed                  5,548          7,593
Allowance for doubtful accounts                                   (324)          (509)
      Total contract receivables                              $ 14,489       $ 16,881

6.  Inventories

       Inventories consist of the following:

(in thousands)                                                    December 31,
                                                                 2000           1999
Raw materials                                                  $ 1,084        $ 2,536
Service parts                                                      503            719
      Total inventories                                        $ 1,587        $ 3,255

7.  Prepaid expenses and other current assets

       Prepaid expenses and other current assets consist of the following:

(in thousands)                                                       December 31,
                                                                  2000          1999

Investment in sales-type lease - current portion               $ 1,617       $ 1,137
Prepaid expenses                                                   459           641
Employee advances                                                   66            98
Other current assets                                               378           331
      Total                                                    $ 2,520       $ 2,207

8.  Property and equipment

       Property and equipment consist of the following:

(in thousands)                                                        December 31,
                                                                 2000          1999
Computer equipment                                             $ 5,106       $ 7,820
Leasehold improvements                                             847           817
Furniture and fixtures                                           2,065         2,944
                                                                ---------   ---------
                                                                8,018        11,581
Accumulated depreciation and amortization                       (5,719)       (8,487)
      Property and equipment, net                              $ 2,299       $ 3,094

       Depreciation and amortization expense was approximately $1,163,000, $1,292,000, and $1,218,000 for the years ended December 31, 2000, 1999, and
1998, respectively.

       The Company has assets held under capital lease totaling approximately $380,000 and $404,000 as of December 31, 2000 and 1999, respectively. Accumulated amortization on these assets, included in accumulated depreciation and amortization, was approximately $380,000 and $386,000 as of December 31, 2000 and 1999, respectively.


9.  Software development costs

       Software development costs, net, consist of the following:

(in thousands)                                                      December 31,
                                                                 2000          1999
Capitalized software development costs                          $9,419        $9,888
Accumulated amortization                                        (4,352)       (4,493)
      Software development costs, net                          $ 5,067       $ 5,395

       Software development costs capitalized were approximately $1,869,000, $2,460,000, and $2,304,000 for the years ended December 31, 2000, 1999, and
1998, respectively. Amortization of software development costs capitalized, excluding write-offs in connection with asset dispositions and retirements, was approximately $2,202,000, $1,801,000, and $1,909,000 for the years ended December 31, 2000, 1999, and 1998, respectively, and were included in cost of revenue.

10.  Goodwill

        Goodwill consists of the following:

(in thousands)                                                       December 31,
                                                                  2000          1999
Goodwill, at cost                                              $ 4,796       $ 4,287
Accumulated amortization                                        (1,800)       (1,338)
      Goodwill, net                                            $ 2,996       $ 2,949

        Amortization expense for goodwill was approximately $528,000, $388,000, and $365,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

11.  Long-term Debt

        The Company's long-term debt consists of the following notes payable and other financing arrangements:

(in thousands)                                                      December 31,
                                                                  2000           1999
Line of credit with bank                                        $ 9,277        $ 6,233
Obligations under financing leases                                2,261          2,465
Notes payable to related parties (see Note 16)                    1,674            149
Notes payable, acquisitions                                         489          1,148
Notes payable, other                                                486            336
Other                                                                 -             10
      Total notes payable and financing arrangements             14,187         10,341
Less amounts payable within one year                              2,347          1,938
      Long-term portion                                        $ 11,840        $ 8,403

Line of Credit

       The Company has a $10.0 million bank line of credit (the "Credit Facility") under which the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., are jointly and severally liable as co-borrowers. The Credit Facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). In addition, ManTech International Corp. provided $1.8 million in standby letters of credit to the bank as additional collateral for the Company's Credit Facility. The Company is allowed to borrow up to 100% of the letter of credit value. GP Strategies Corporation has provided a limited guarantee totaling $1.8 million. The interest rate on this line of credit is based on the bank's prime rate (9.5% as of December 31, 2000), with interest only payments due monthly. At December 31, 2000, the Company's available borrowing base was approximately $10 million, of which approximately $9.3 million had been utilized.

     The loan and security agreement requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. At December 31, 2000, the Company was not in compliance with its minimum EBITDA (earnings before interest, taxes, depreciation and amortization) covenant, its minimum working capital covenant, its tangible net worth covenant or its total liabilities to tangible net worth covenant. The bank has provided a written waiver of the financial covenant violations as well as certain covenant modifications to help position the Company for future compliance. Effective with the execution of the waiver, the bank increased the interest rate on outstanding borrowings under the credit facility to the bank's prime rate plus .75%.

Obligations under financing leases

        In December 1998, March 1999, October 2000 and November 2000, the Company entered into four separate contracts with a customer for the lease of certain hardware and software under 36-month leases. The Company has accounted for the leases as sales-type leases. The Company assigned the payments due under the sales-type leases to a third-party financing company and received proceeds of $1,141,000 in 2000 and $3,432,000 in 1999. Since the Company remains contingently liable for amounts due to the third-party financing company, the remaining investment in and obligation under the financing leases are reflected in the Company's balance sheets as follows:

(in thousands)                                                      December 31,
                                                                  2000           1999
Net investment in sales-type leases:
      Prepaid expense and other assets                          $ 1,617        $ 1,137
      Other assets                                                  644          1,328
           Total net investment                                 $ 2,261        $ 2,465
Obligation under financing leases:
      Current portion of long-term debt                        $ 1,617        $ 1,137
      Long-term debt                                               644          1,328
           Total obligations                                    $ 2,261        $ 2,465


        Minimum rentals receivable under these leases at December 31, 2000 amount to $1,783,000 in 2001, $456,000 in 2002, and $342,000 in 2003. As of
December 31, 2000, the components of the net investment in the sales-type leases are total minimum rentals receivable of $2,581,000, less unearned interest income of $320,000.

Debt maturities

        Aggregate maturities of debt outstanding at December 31, 2000 are as follows:

      (in thousands)
           2001                                                 $ 2,347
           2002                                                   2,179
           2003                                                   9,597
           2004                                                      18
           2005                                                      18
           2006 and thereafter                                       28
                                                            ------------
           Total                                               $ 14,187
                                                            ============

12.  Income taxes

        The consolidated income (loss) before income taxes, by domestic and foreign sources, is as follows:


(in thousands)                                                          Years ended December 31,
                                                                   2000            1999            1998
Domestic                                                       $ (6,295)       $ (1,386)        $ 1,379
Foreign                                                              18           1,720           1,038
      Total                                                    $ (6,277)          $ 334         $ 2,417

        The provision for (benefit from) income taxes is as follows:



(in thousands)                                                         Years ended December 31,
                                                                   2000           1999           1998
Current:
      Federal                                                    $ (177)           $ -            $ -
      State                                                          75             30            157
      Foreign                                                       366             84            257
           Subtotal                                                 264            114            414
Deferred:
      Federal                                                     2,543            (88)           556
      State                                                           -              -              -
      Foreign                                                      (270)           207             50
           Subtotal                                               2,273            119            606
           Total                                                $ 2,537          $ 233        $ 1,020

        The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory rate to pre-tax (loss) income as a result of the following:


                                                                Effective tax rate percentage (%)
                                                                    Years ended December 31,

                                                                    2000            1999            1998
Statutory U.S. tax rate                                           (34.0)%          34.0 %          34.0 %
State income tax, net of federal tax benefit                        0.8             2.7             2.7
Effect of foreign operations                                        1.5             7.1            (2.2)
Gain on debt forgiveness of foreign entities                          -          (115.4)              -
Change in valuation allowance                                      68.4               -            (0.8)
Adjustments to prior year provision based
  on actual 1998 tax return amounts                                   -            97.6                 -
Other, principally permanent differences                            3.7            43.8             8.5
      Effective tax rate                                           40.4 %          69.8 %          42.2 %


        Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of the deferred income tax assets (liabilities) is as follows:

(in thousands)                                                        December 31,
                                                                   2000           1999
Net operating loss carryforwards                                $ 6,240        $ 4,563
Software development costs                                       (1,860)        (1,980)
Expenses not currently deductible for tax purposes                1,344          1,165
Foreign tax credits                                                 339            362
Property and equipment                                              240            326
Swedish tax deferral                                               (270)          (299)
Accrued expenses                                                    267            109
Cash to accrual adjustment                                            -            (29)
Other                                                               174            238
      Subtotal                                                    6,474          4,455
Valuation allowance                                              (5,350)        (1,058)
      Total                                                     $ 1,124        $ 3,397


        At December 31, 2000, the Company had available $15,497,000 and $2,068,000 of domestic and foreign net operating loss carryforwards, respectively, which expire between 2007 and 2020. In addition, the Company had $339,000 of foreign tax credit carryforwards, which expire between 2000 and 2004. These carryforwards will be utilized to reduce taxable income in subsequent years. A portion of the net operating losses were generated by certain of the Company's predecessors prior to the formation of the Company and, as a result, there are limitations on the amounts that can be utilized to offset taxable income in a given year.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future income in making this assessment. Based upon the level of historical taxable income generated by the Company's Process and Power business units and projections for taxable income in fiscal 2001, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance at December 21, 2000.


13.  Capital stock

        As of December 31, 2000, the Company had 10,000,000 total shares of capital stock authorized, of which 8,000,000 are designated as common stock and 2,000,000 are designated as preferred stock. As of December 31, 2000 and 1999, there are no shares of preferred stock outstanding. The Board of Directors has the authority to establish one or more classes of preferred stock and to determine, within any class of preferred stock, the preferences, rights and other terms of such class.

        In 1998, in connection with the Company's then existing credit facility, the Company had arranged for certain guarantees to be provided on its behalf by GP Strategies and ManTech. In consideration for these guarantees, the Company granted each of ManTech and GP Strategies warrants to purchase shares of the Company's common stock; each of such warrants provides the right to purchase 150,000 shares of the Company's common stock at $2.375 per share. In 1998, the Company recorded $300,000 as the estimated fair value of such warrants in the consolidated financial statements and amortized such value over the life of the initial guarantee, which expired in June 1999. During 1999 and 1998, the Company recognized expense related to these warrants totaling $120,000 and $180,000, respectively.


14.  Stock options

Long term incentive plan

        During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the "Plan"), which includes all officers, key employees and non-employee members of the Company's Board of Directors. All options to purchase shares of the Company's common stock under the Plan expire seven years from the date of grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the grant date and 30% vesting on each of the second and third anniversaries of the grant date, subject to acceleration under certain circumstances. The Company had reserved 1,875,000 shares of common stock for issuance of stock options under the terms of the Plan. At December 31, 2000, the Company had 427,015 shares of common stock reserved for the future grants under the Plan.

       Stock option activity under the Plan is as follows:

                                                2000                          1999                         1998
                                                        Weighted                     Weighted                     Weighted
                                                         Average                      Average                      Average
                                          Shares      Exercise Price    Shares     Exercise Price    Shares     Exercise Price
Options outstanding, beginning of period  1,167,605          $ 4.93      535,206          $ 5.93      595,015          $ 6.89
      Options exercised                     (10,880)          (3.56)           -               -            -               -
      Options canceled                      (14,620)          (3.73)     (45,601)          (5.62)    (246,009)          (4.77)
      Options granted                       295,000            5.07      678,000            4.07      186,200            2.79

Options outstanding, end of period        1,437,105          $ 4.81    1,167,605          $ 4.93      535,206          $ 5.93



       The following table summarizes information relating to currently outstanding and exercisable options at December 31, 2000:

                                           Options Outstanding                                   Options Exercisable

                                                  Weighted
                                                  Average
                                                 Remaining         Weighted                            Weighted
       Range of                  Options          Contract         Average            Options          Average
   Exercise Prices             Outstanding     Life in Years    Exercise Price      Exercisable     Exercise Price

$1.48   -  $2.95                  162,550          5.2             $ 2.67               100,290        $ 2.68
$2.96   -  $4.43                  846,114          5.7               3.70               256,214          3.78
$4.44   -  $5.90                  254,500          6.1               4.87               208,000          4.79
$5.91   -  $7.38                   17,500          6.2               6.19                   -              -
$7.39   -  $8.85                   30,000          4.3               7.50                 10,000         7.50
$8.86   -  $11.80                     200          5.6              11.25                    200        11.25
$11.81 - $14.75                    126,241         4.7              14.11               126,241         14.11
      Total                      1,437,105         5.6             $ 4.81               700,945        $ 5.84


     The Company accounts for grants under the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized as all options granted under the Plan have been granted at an exercise price equal to the fair value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value at the grant dates for awards under the Plan consistent with the fair value method of FAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma net income (loss), and basic and diluted earnings (loss) per common share would have been approximately ($11.1 million) and ($2.14), respectively, in 2000; ($615,000) and ($.12), respectively, in 1999; and $900,000 and $.18, respectively, in 1998.

       The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2000, 1999, and 1998: expected volatility of 110%, 82%, and 61%; dividend yield of 0%; risk-free interest rates ranging from 5.2% to 6.6%; and expected terms ranging from 3 to 7 years. The weighted-average fair value of options granted during 2000, 1999, and 1998 was $3.93 per share, $2.82 per share, and $2.79 per share, respectively.


15.  Commitments and contingencies

Leases

       The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows:

      (in thousands)
           2001                                               $ 1,639
           2002                                                 1,406
           2003                                                 1,274
           2004                                                 1,287
           2005                                                 1,321
           Thereafter                                           3,146
                                                         -------------
            Total                                            $ 10,073


       Total rent expense under operating leases for the years ended December 31, 2000, 1999, and 1998 was approximately $2,101,000, $2,013,000, and
$2,134,000, respectively.

Letters of credit and performance bonds

       As of December 31, 2000, the Company was contingently liable for approximately $533,000 under five letters of credit used as payment bonds on contracts, all of which were secured by cash deposits classified as restricted cash in the consolidated balance sheet.

       During 1998, the Company placed approximately $332,000 in escrow as a performance bond deposit in connection with a simulator contract in Taiwan. Of this amount, approximately $221,000 was held in escrow until April 2000, and approximately $111,000 will be held in escrow until April 30, 2003. These deposits are classified as other assets in the Consolidated Balance Sheets at December 31, 2000 and 1999.

Contingencies

       Various actions and proceedings are presently pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.


16.  Related party transactions

     In the fourth quarter of 2000, the Company issued a demand promissory note to ManTech International Corporation that allowed the Company to borrow up to $1.8 million at an interest rate of prime plus one percent. As of December 31, 2000, the Company had borrowed $1.6 million, which was used for working capital. The promissory note was secured by the Company's pledge of its equity interest in Avantium International B.V., but such security interest was subordinate to the first lien thereon by the Company's bank. In the first quarter of 2001, the promissory note was amended to increase the maximum principal amount to $2.1 million. Subsequently in the first quarter of 2001, and with ManTech's approval, the Company issued a replacement promissory note in the amount of $2.1 million to ManTech pursuant to which the Company's obligations to ManTech became unsecured, and the principal is payable over a two year period, in equal installments, commencing April 1, 2004 with interest payments to commence monthly on July 1, 2001. The note permits ManTech to convert the principal into GSE convertible preferred stock at a conversion rate of $100 per share, pending shareholder approval. ManTech has agreed to subordinate the note to the Company's credit facility.

       In January 2000, the Company issued 116,959 shares of its common stock, at fair value, to ManTech for $500,000. The proceeds of the stock issuance were used for working capital.


17.  Employee benefits

       The Company has a qualified defined contribution plan that covers substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic contribution matches a portion of the participants' contributions based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contributions to the plan were approximately $340,000, $359,000, and $468,000 for the years ended December 31, 2000, 1999, and 1998, respectively.


18.  Segment information

     The Company's two reportable segments are its core business units Process and Power. The Company's VirtualPlant business is reported under the Process segment. The accounting policies of the segments are the same as those described in Note 2, Summary of significant accounting policies. The Company is primarily organized on the basis of these two business units. The Company has a wide range of knowledge of control and simulation systems and the processes those systems are intended to improve, control and model. The Company's knowledge is concentrated heavily in the process industries, which include the chemicals, food & beverage, and pharmaceuticals fields, as well as in the power generation industry. The Process business unit is primarily engaged in process control and simulation in a variety of commercial industries. Contracts typically range from three to nine months. The Power business unit is primarily engaged in simulation for the power generation industry, with the vast majority of customers being in the nuclear power industry. Contracts typically range from 18 months to three years.

       The Company evaluates the performance of its business units utilizing "Business Unit Contribution", which is substantially equivalent to earnings before interest and taxes before allocating any corporate expenses. The segment information regarding the divested businesses is also included below (see
Note 3, Acquisitions and dispositions, and Note 4, Investment in Avantium International B.V.).

       The table below presents information about the reportable segments:

(in thousands)                                               Year ended December 31, 2000
                                                           Process         Power          Total
Contract revenue                                          $ 25,208       $ 30,507       $ 55,715
Business unit contribution                                $ (4,053)       $ 4,549          $ 496

                                                             Year ended December 31, 1999
                                                           Process         Power          Total
Contract revenue                                          $ 34,638       $ 32,061       $ 66,699
Business unit contribution                                 $ 1,026        $ 5,093        $ 6,119

                                                             Year ended December 31, 1998
                                                           Process         Power          Total
Contract revenue                                          $ 36,484       $ 30,930       $ 67,414
Business unit contribution                                 $ 3,444        $ 4,535        $ 7,979

       Contract revenues for the Process segment includes revenues for the Company's VirtualPlant and Belgian businesses of $7.6 million for the year ended December 31, 2000. Business unit contribution for the Process segment includes losses for VirtualPlant and Belgium of $3.7 million for the year ended December 31, 2000.

       A reconciliation of segment revenue to consolidated revenue and segment business unit contribution to consolidated income before taxes for the years ended December 31, 2000, 1999, and 1998 is as follows:


(in thousands)                                           Years ended December 31,
                                                          2000           1999           1998
Total segment contract revenue                            $ 55,715       $ 66,699       $ 67,414
Erudite                                                          -              -          5,267
Oil & Gas                                                        -              -          1,137

      Contract revenue                                    $ 55,715       $ 66,699       $ 73,818

Segment business unit contribution                           $ 496        $ 6,119        $ 7,979
Corporate expenses                                          (5,096)        (5,335)        (5,271)
Gain (loss) on disposition of assets                          (990)             -            550
Erudite and Oil & Gas business unit losses                       -              -           (491)
Interest expense, net                                         (687)          (450)          (350)
      Income (loss) before taxes                           $ (6,277)         $ 334        $ 2,417


       The Company designs, develops and delivers business and technology solutions to the energy, process and manufacturing industries worldwide. Revenue, operating income (loss) and identifiable assets for the Company's United States, European, and Asian operations are as follows:


(in thousands)                                                       Year Ended December 31, 2000

                                                United States      Europe        Asia      Eliminations     Consolidated


Contract revenue                                      $ 44,441      $11,274          $ -             $ -         $ 55,715
Transfers between geographic locations                     490          610            -          (1,100)               -
      Total contract revenue                          $ 44,931      $11,884          $ -        $ (1,100)        $ 55,715
      Operating income (loss)                           $ (263)     $(4,326)       $ (66)            $ -         $ (4,655)
Identifiable assets, at December 31                   $ 44,688      $ 2,912        $ 199       $ (11,850)        $ 35,949


                                                                     Year Ended December 31, 1999
                                                United States      Europe        Asia      Eliminations     Consolidated

Contract revenue                                      $ 60,150      $ 6,549          $ -             $ -         $ 66,699
Transfers between geographic locations                     832          223            -          (1,055)               -
      Total contract revenue                          $ 60,982      $ 6,772          $ -        $ (1,055)        $ 66,699
      Operating income (loss)                          $ 1,690       $ (946)         $ -             $ -            $ 744
Identifiable assets, at December 31                   $ 47,001      $ 4,568        $ 414        $ (8,956)        $ 43,027


                                                                     Year Ended December 31, 1998
                                                United States      Europe        Asia      Eliminations     Consolidated

Contract revenue                                      $ 62,689      $ 8,241      $ 2,888             $ -         $ 73,818
Transfers between geographic locations                   1,761          423         --            (2,184)               --
      Total contract revenue                          $ 64,450      $ 8,664      $ 2,888        $ (2,184)        $ 73,818
      Operating income (loss)                          $ 1,571        $ 592       $ (272)            $ -          $ 1,891
Identifiable assets, at December 31                   $ 50,904      $ 5,836        $ 953        $ (8,950)        $ 48,743



19.  Supplemental disclosure of cash flow information


(in thousands)                                                          Years ended December 31,
                                                                   2000           1999           1998
Non-cash investing & financing activities:
      Obligations under capital leases                              $ -            $ -           $ 58
Asset acquisitions financed with debt to seller (see
      Note 3):
           Notes payable issued                                     $ -          $ 598          $ 250

Software product license sold in exchange for
      stock of buyer (see Note 4):
           Value of asset acquired                              $ 2,895            $ -            $ -


Cash paid:
      Interest                                                    $ 889          $ 481          $ 580
      Income taxes                                                $ 271          $ 683          $ 426


20.  Quarterly financial data (unaudited)

       The Company's quarterly financial information has not been audited but, in management's opinion, includes all adjustments necessary for a fair presentation.


(in thousands, except per share data)              Year ended December 31, 2000 Quarterly Data

                                                   First          Second         Third          Fourth
                                                  Quarter        Quarter        Quarter        Quarter

Contract revenues                               $ 15,124       $ 13,300       $ 13,694       $ 13,597
Operating income (loss)                            1,135         (1,411)        (1,249)        (3,130)
Net income (loss)                                    537           (902)          (869)        (7,580)

Earnings (loss) per common share:
      Basic                                       $ 0.10        $ (0.17)       $ (0.17)       $ (1.46)
      Diluted                                     $ 0.09        $ (0.17)       $ (0.17)       $ (1.45)

                                                   Year ended December 31, 1999 Quarterly Data

                                                 First          Second         Third          Fourth
                                                 Quarter        Quarter        Quarter        Quarter
Contract revenues                               $ 17,578       $ 17,987       $ 15,587       $ 15,547
Operating income (loss)                            1,469          1,197         (1,011)          (911)
Net income (loss)                                    860            743           (727)          (775)
Earnings (loss) per common share:
      Basic                                       $ 0.17         $ 0.15        $ (0.14)       $ (0.16)
      Diluted                                     $ 0.17         $ 0.14        $ (0.14)       $ (0.15)


     The first quarter 200 includes contract revenues and related profit from the licensing of software to Avantium, as described in Note 4, Investment in Avantium International B.V.

     The fourth quarter 2000 net loss includes the following significant charges: a $710,000 provision to write-down Process inventory, a $990,000 loss on the sale of the Company's Belgian subsidiary (see Note 3, Acquisitions and dispositions), and a $4.3 million income tax charge to increase the deferred tax asset valuation allowance (see Note 12, Income taxes).


21.  Subsequent events

Sale of VirtualPlant business

       On March 6, 2001, the Company sold its VirtualPlant business to Avantium International B.V. ("Avantium") purchased certain fixed assets and intellectual property (including BatchCAD and BatchWizard software products) of the Company, and employed certain personnel in both the US and the UK. GSE received 8% of Avantium's stock, thus increasing its holdings in Avantium to approximately 18%. GSE retains one seat on the supervisory board of Avantium. Also, the Company licensed their process control and simulation software ("GSE Process Software") exclusively to Avantium for the R&D market. This licensing arrangement includes free updates to the GSE Process Software. In return, GSE received a royalty-free license to use any upgrades of the GSE Process Software produced by Avantium in the manufacturing market. GSE also received a royalty-free license to use and produce upgrades of the BatchWizard software in the manufacturing market. Avantium and GSE will continue to work together in the marketplace and in product development so that common clients will be able to use Avantium's VirtualPlant technology to develop scalable products that will fit together at the manufacturing level with GSE's process control and simulation products.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.



       None.

                                    PART III

       The information required in response to Items 10, 11, 12 and 13 is hereby incorporated by reference to the information under the captions "Election of Directors", "Principal Executive Officers of the Company Who Are Not Also Directors", "Executive Compensation", "Voting Securities and Principal Stockholders", "Security Ownership of Management", and "Certain Related Transactions" in the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------


(a)(1)  List of Financial Statements

       The following financial statements are included in Item 8:

GSE Systems, Inc. and Subsidiaries
          Independent Auditors' Report
          Report of Independent Accountants
          Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended December 31,
             2000, 1999, and 1998
          Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2000, 1999, and 1998
          Consolidated Statements of Changes in Stockholders' Equity for the
             years ended December 31, 2000, 1999, and 1998
          Consolidated Statements of Cash Flows for the years ended December 31,
              2000, 1999, and 1998
          Notes to Consolidated Financial Statements

(a)(2)  List of Schedules

       All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(a)(3)  List of Exhibits

       The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)  Reports on Form 8-K:

       No current report on Form 8-K was filed by the Registrant with the Securities and Exchange Commission during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GSE Systems, Inc.

                          By: / S / Chin-Our Jerry Jen
                         -------------------------------
                               Chin-Our Jerry Jen
                      Chief Operating Officer and President



Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Date:  March 31, 2001                 / S / Chin-Our Jerry Jen
                                      -----------------------------------------
                                     Chin-Our Jerry Jen, Chief Operating Officer and President
                                     (Principal Executive Officer)

Date: March 31, 2001                 / S / JEFFERY G. HOUGH
                                    -------------------------------------------
                                    Jeffery G. Hough, Senior Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Date: March 31, 2001

(Jerome I. Feldman, Chairman of the Board)        By:/ S / JEFFERY G. HOUGH
(Dr. Sheldon L. Glashow, Director)                   Jeffery G. Hough
(Scott N. Greenberg, Director)                       Attorney-in-Fact
(Joseph W. Lewis, Director)
(John A. Moore, Jr., Director)
(George J. Pedersen, Director)

       A Power of Attorney, dated March 15, 2001, authorizing Jeffery G. Hough to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2000 on behalf of certain of the directors of the Registrant is filed as Exhibit 24 to this Annual Report.

EXHIBIT INDEX

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are referred to and incorporated by reference.

                                                           Exhibit
  Exhibit        Description of Exhibit                    Number          Page
------------- ------------------------------------------------------------------

3.   Articles of Incorporation and Bylaws

     a. Second Amended and Restated Certificate of Incorporation of the Company. Previously filed in connection with the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on April 24, 1995 and incorporated herein by reference.

     b. Form of Amended and Restated Bylaws of the Company. Previously filed in connection with Amendment No. 1 to the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on June 14, 1995 and incorporated herein by reference.

4. Instruments Defining Rights of Security Holders, including Indenture.

     a. Specimen Common Stock Certificate of the Company. Previously filed in connection with Amendment No. 3 to the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on July 24, 1995 and incorporated herein by reference.

10. Material Contracts

     a. Agreement among ManTech International Corporation, National Patent Development Corporation, GPS Technologies, Inc., General Physics Corporation, Vattenfall Engineering AB and GSE Systems, Inc. (dated as of April 13, 1994). Previously filed in connection with the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on April 24, 1995 and incorporated herein by reference.

     b. GSE Systems, Inc. 1995 Long-Term Incentive Plan, amended as of April 5, 1999. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 30, 1999 and incorporated herein by reference. *

     c. Form of Option Agreement Under the GSE Systems, Inc. 1995 Long-Term Incentive Plan. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference. *

     d. Office Lease Agreement between Sterling Rutherford Plaza, L.L.C. and GSE Systems, Inc. (dated as of February 10, 1998). Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 21, 1998 and incorporated herein by reference.

                                                           Exhibit
  Exhibit      Description of Exhibit                      Number          Page
------------- -----------------------------------------------------------------

     e.   Office  Lease  Agreement  between  Red  Branch  Road,  L.L.C.  and GSE
          Systems, Inc. (dated February 10, 1998). Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 21, 1998 and incorporated herein by reference.

     f. Loan and Security Agreement among GSE Systems, Inc., GSE Process Solutions, Inc., GSE Power Systems, Inc., and National Bank of Canada, dated March 23, 2000. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000 and incorporated herein by reference.

     g. $10,000,000 Promissory Note dated March 23, 2000, from GSE Systems, Inc., GSE Process Solutions, Inc., and GSE Power Systems, Inc. to National Bank of Canada. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000 and incorporated herein by reference.

     h. ManTech International Corporation Guarantee to National Bank of Canada, dated March 23, 2000. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000 and incorporated herein by reference.

     i. GP Strategies, Inc. Guarantee to National Bank of Canada, dated March 23, 2000. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000 and incorporated herein by reference.

     j. Subscription and Shareholders' Agreement by and among Avantium International B.V., B.V. Licht en Kracht Maatschappij, SmithKline Beecham PLC, S.R. One, Limited, GSE Systems, Inc. Delft University of Technology, Universiteit Twente, Eindhoven University of Technology, the Generics Group Limited, and Alpinvest Holding NV, dated February 24, 2000. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000 and incorporated herein by reference.

     k. Software License and Intellectual Property Agreement between GSE Systems, Inc. and Avantium International B.V. dated February 24, 2000. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000 and incorporated herein by reference.

     l.   $2,100,000 Replacement Promissory Note dated        10.1      X-10.1
          March 30, 2001 , from GSE Systems, Inc. to
          ManTech Internation Corporation

     m.   Subordination and Intercreditor Agreement by and    10.2      X-10.2
          between National Bank of Canada and ManTech
          International Corporation, dated March 30, 2001.

     n.   Third Modification Agreement dated March 30, 2001   10.3      X-10.3
          to the Loan and Sedurity Agreement among GSE Systems,Inc., and National Bank of
          Canada, dated March 23, 2000.

16. Letter regarding change in Certified Accountant

     a. Letter from PricewaterhouseCoopers, dated March 30, 2000, regarding change in certifying accountants. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000 and incorporated herein by reference.

21. Subsidiaries.

a. List of Subsidiaries of Registrant at December 31, 2000.   21.1     X-21.1-1


                                                           Exhibit
  Exhibit       Description of Exhibit                     Number          Page
------------- ------------------------------------------------------------------
23. Consents of Experts and Counsel

     a.   Consent of Independent Accountants.              23.1        X-23.1-1
     b.   Consent of Independent Accountants.              23.2        X-23.2-1

24. Power of Attorney

     a.   Power of Attorney for Directors'
           and Officers' Signatures on SEC Form 10-K.      24.1        X-24.1-1

99. Additional Exhibits

     a. Form of Right of First Refusal Agreement. Previously filed in connection with Amendment No. 3 to the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on July 24, 1995 and incorporated herein by reference.


          * Management contracts or compensatory plans required to be filed as exhibits pursuant to Item 14 (c) of this report.