Form 10-Q
period 2001-03-31
GSE SYSTEMS INC
filed 2001-05-15
CIK 944480

Conformed

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to ____________



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


                                                      Yes  X  No ___


As of May 10, 2001, there were 5,193,527 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                           PAGE
PART I. FINANCIAL INFORMATION                                                 3

Item 1. Financial Statements:
        Consolidated Balance Sheets as of March 31, 2001
          and December 31, 2000                                               3

        Consolidated  Statements of Operations for the
          Three Months Ended March 31, 2001 and  March 31, 2000               4

        Consolidated  Statements of Comprehensive  Income
          for the Three Months Ended March 31,  2001 and March 31, 2000      5

        Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and  March 31, 2000              6

        Notes to Consolidated Financial Statements                            7


Item 2.  Management's  Discussion and Analysis of Results of
          Operations and Financial Condition                                 13

Item 3. Quantitative and Qualitative Disclosure About Market Risk            17

PART II. OTHER INFORMATION                                                   18

Item 1. Legal Proceedings                                                    18

Item 2. Changes in Securities and Use of Proceeds                            18

Item 3. Defaults Upon Senior Securities                                      18

Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 5. Other Information                                                    18

Item 6. Exhibits and Reports on Form 8-K                                     18


       SIGNATURES                                                            19


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)



                                                                                   Unaudited
                                                                                 March 31, 2001       December 31, 2000

                                     ASSETS

Current assets:
     Cash and cash equivalents ................................................   $    612                 $  1,465
     Restricted cash ..........................................................        533                       30
     Contract receivables .....................................................     13,139                   14,489
     Inventories ..............................................................      1,537                    1,587
     Prepaid expenses and other current assets ................................      2,313                    2,520
     Deferred income taxes ....................................................        277                      277
         Total current assets .................................................     18,411                   20,368

Investment in Avantium International B.V ......................................      7,503                    2,895
Property and equipment, net ...................................................      1,823                    2,299
Software development costs, net ...............................................      4,642                    5,067
Goodwill, net .................................................................      2,885                    2,996
Deferred income taxes .........................................................        847                      847
Restricted cash ...............................................................       --                        503
Other assets ..................................................................        785                      974
         Total assets .........................................................   $ 36,896                 $ 35,949


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ........................................   $  2,066                 $  2,347
     Accounts payable .........................................................      3,926                    5,669
     Accrued expenses .........................................................      2,328                    2,115
     Accrued compensation and payroll taxes ...................................      2,596                    1,940
     Billings in excess of revenue earned .....................................      1,867                    1,366
     Accrued warranty reserves ................................................        503                      462
     Other current liabilities ................................................      1,993                      947
         Total current liabilities ............................................     15,279                   14,846

Long-term debt ................................................................     10,622                   11,840
Accrued warranty reserves .....................................................        516                      550
         Total liabilities ....................................................     26,417                   27,236

Commitments and contingencies
Stockholders' equity:
     Common stock $.01 par value, 8,000,000 shares authorized, shares issued
         and outstanding 5,193,527 in 2001 and in 2000 ........................         52                      52
     Additional paid-in capital ...............................................     22,424                  22,230
     Retained earnings (deficit) - at formation ...............................     (5,112)                (5,112)
     Retained earnings (deficit) - since formation ............................     (5,841)                (7,555)
     Accumulated other comprehensive loss .....................................     (1,044)                  (902)
         Total stockholders' equity ...........................................     10,479                   8,713
         Total liabilities and stockholders' equity ...........................   $ 36,896                $ 35,949

The accompanying notes are an integral part of these consolidated financial statements.

                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (Unaudited)

                                                                                        Three months
                                                                                        ended March 31,
                                                                                       2001            2000

Contract revenue                                                                    $ 12,478        $ 15,124

Cost of revenue                                                                        9,506           9,160

Gross profit                                                                           2,972           5,964

Operating expenses
     Selling, general and administrative                                               2,820           4,388
     Depreciation and amortization                                                       361             441
Total operating expenses                                                               3,181           4,829

Operating income (loss)                                                                 (209)          1,135

Gain on sale of assets                                                                 3,273               -
Interest expense, net                                                                   (232)           (191)
Other income (expense), net                                                               24             (42)

Income before income taxes                                                             2,856             902

Provision for income taxes                                                             1,142             365

Net income                                                                           $ 1,714           $ 537

Basic earnings per common share                                                       $ 0.33          $ 0.10

Diluted earnings per common share                                                     $ 0.33          $ 0.09


The accompanying notes are an integral part of these consolidated financial statements.

                     GSE SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (in thousands)
                                (Unaudited)

                                                                                         Three months
                                                                                        ended March 31,
                                                                                       2001           2000

Net income                                                                           $ 1,714        $ 537

Foreign currency translation adjustment                                                 (142)        (119)

Comprehensive income                                                                 $ 1,572        $ 418


The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)
                                                                            Three months
                                                                           ended March 31,
                                                                          2001       2000

Cash flows from operating activities:
Net income .........................................................   $ 1,714    $   537
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization .................................       887        978
     Gain on sale of assets ........................................    (3,273)        --
     Non-monetary consideration received for software licensed to
       Avantium International B.V ...................................      --      (2,895)
     Changes in assets and liabilities:
       Contract receivables ........................................     1,350      2,550
       Inventories, prepaid expenses and other assets ..............       (62)       887
       Accounts payable, accrued compensation and accrued expenses      (1,680)    (1,437)
       Billings in excess of revenues earned .......................       501       (142)
       Accrued warranty reserves ...................................         7        (53)
       Other liabilities ...........................................       989       (380)

Net cash provided by operating activities ..........................       433         45

Cash flows from investing activities:
     Capital expenditures ..........................................       (41)       (77)
     Capitalized software development costs ........................      (152)      (447)

Net cash used in investing activities ..............................      (193)      (524)

Cash flows from financing activities:
     Proceeds from issuance of note payable to related party .......       550         --
     Increase (decrease) in borrowings under lines of credit .......    (1,411)       193
     Proceeds from issuance of common stock ........................       --         515
     Other financing activities, net ...............................      (220)      (242)
Net cash provided by (used in) financing activities ................    (1,081)       466
Effect of exchange rate changes on cash ............................       (12)       (29)
Net decrease in cash and cash equivalents ..........................      (853)       (42)
Cash and cash equivalents at beginning of year .....................     1,465      2,695
Cash and cash equivalents at end of period .........................   $   612    $ 2,653

The accompanying notes are an integral part of these consolidated financial statements.
-
                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months ended March 31, 2001 and 2000
                                   (Unaudited)


1.  Basis of Presentation

            The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the "Company") without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

2.  Basic and Diluted Earnings Per Common Share

            Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options or warrants were exercised or converted into common stock. The number of common shares and common share equivalents used in the determination of basic and diluted earnings per share were as follows:

                                                           Three months
                                                          ended March 31,
                                                        2001           2000

Weighted average shares outstanding - Basic           5,193,527      5,149,822

Weighted average shares outstanding - Diluted         5,201,387      5,802,403

            The difference between the basic and diluted number of weighted average shares outstanding for the quarters ended March 31, 2001 and 2000 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period.


3.  Inventories

            Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventories consist of the following:


          (in thousands)                             March 31,      December 31,
                                                         2001            2000
          Raw materials                                $ 1,052          $ 1,084
          Service parts                                    485              503
                                                  -------------  ---------------
      Total inventories                                $ 1,537          $ 1,587
                                                  =============  ===============

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

            Software development costs capitalized were $152,000 and $447,000 for the quarters ended March 31, 2001 and 2000, respectively. Total amortization expense was $526,000 and $537,000 for the quarters ended March 31, 2001 and 2000, respectively.

5.   Investment in Avantium International B.V.

            On February 24, 2000, the Company licensed certain of its simulation software products to Avantium International B.V. ("Avantium") in exchange for 251,501 shares of Avantium preferred stock, valued at $2.5 million, and 352,102 shares of Avantium common stock, valued at $349,000. The software license, which is perpetual in nature, gives Avantium the right to use the software in the development of new software products. Each share of preferred stock is convertible into common stock. Subject to certain restrictions, in the event that Avantium has not conducted an initial public offering (or been purchased) within five years, the Company and certain other holders of preferred shares may, at their option, have their shares redeemed by Avantium, for the greater of (i) the original purchase price plus 8% interest compounded annually plus any accrued and unpaid dividends whether or not declared, or (ii) the fair market value of the shares on an as-if-converted-into-common-shares-basis plus any accrued and unpaid dividends.

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

            During the year ended December 31, 2000, the Company recognized software licensing revenue of $2.9 million based on the fair value of the consideration received from Avantium. The fair value was established based on cash paid by other investors for their respective preferred and common stock interests in Avantium. The Company has delivered all elements of the software and has no other obligations to Avantium, other than standard warranty. The Company will account for its investment in Avantium using the cost method of accounting based on management's conclusion that the Company does not have significant influence with respect to the operations of Avantium. During the year ended December 31, 2000, the Company also received an additional $2.9 million contract from Avantium to make certain improvements and enhancements to the software on a best efforts basis. The rates and margins in the contract were comparable to those the Company earns performing services for its existing customers.

            As a result of the experience with Avantium in 2000, the Company concluded that a combination of the relevant interests of the two companies would significantly increase the potential of both organizations. In addition, focusing the technical and marketing resources of Avantium and the GSE VirtualPlant team would produce significant cost savings. Accordingly, On March 6, 2001, the Company sold its VirtualPlant business to Avantium. Avantium purchased certain fixed assets and intellectual property (including BatchCAD and BatchWizard software products), obtained perpetual licenses to certain GSE Process software products, and employed certain personnel in both the US and the UK. GSE received 8% of Avantium's stock, thus increasing its holdings in Avantium to approximately 19%. Avantium and GSE will continue to work together in the marketplace and in product development so that common clients will be able to use Avantium's VirtualPlant technology to develop scalable products that will be compatible at the manufacturing level with GSE's process control and simulation products. However, GSE is not obligated to provide any further support to Avantium.

            The   Company   recognized   a  gain  on  the  sale  of  its
        VirtualPlant business of $3.3 million, before income taxes. This gain was determined based on the estimated fair value of the Avantium stock received, based on an independent appraisal, less the book value of the assets sold, approximately $700,000 in severance costs payable to certain former employees of VirtualPlant that were not hired by Avantium (these amounts will be paid during the balance of 2001), and other transaction expenses. GSE retains one seat on the supervisory board of Avantium. However, management has concluded that such seat does not provide the Company with significant influence. Accordingly, the Company will report its investment in Avantium at its cost basis. If a decline in fair value below cost is judged by management to be other than temporary, the cost basis of the stock will be written down to fair value as a new cost basis and the amount of the write-down will be included in earnings as a realized loss. Any new cost basis derived in this manner will not be changed for subsequent recoveries in fair value.

6.     Long-term Debt

            The Company has a $10.0 million bank line of credit (the "Credit Facility") under which the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., are jointly and severally liable as co-borrowers. The Credit Facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). In addition, ManTech International Corp. ("ManTech") provided $1.8 million in standby letters of credit to the bank as additional collateral for the Company's Credit Facility (see Note 12). The Company is allowed to borrow up to 100% of the letter of credit value. GP Strategies Corporation has provided a limited guarantee totaling $1.8 million. The interest rate on this line of credit is based on the bank's prime rate plus .75%
        (8.75% as of March 31, 2001), with interest only payments due monthly. At March 31, 2001, the Company's available borrowing base was approximately $7.9 million, of which all was utilized.

            The Credit Facility requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. At March 31, 2001, the Company was in compliance with its covenants

          In the fourth quarter of 2000, the Company had issued a demand promissory note to ManTech that allowed the Company to borrow up to $1.8 million at an interest rate of prime plus one percent of which $1.6 million was borrowed at December 31, 2000. The promissory note was secured by the Company's pledge of its equity interest in Avantium, but such security interest was subordinate to the first lien thereon by the Company's bank. In the first quarter of 2001, the Company borrowed an additional $550,000 from ManTech and the promissory note was amended to increase the principal amount to $2.1 million. Subsequently, in the first quarter of 2001, and with ManTech's approval, the Company issued a replacement promissory note in the amount of $2.1 million to ManTech pursuant to which the Company's obligations to ManTech became unsecured and the principal is payable over a two year period, in equal installments, commencing April 1, 2004, with interest payments to commence monthly on July 1, 2001.

7. Letters of Credit

            As of March 31, 2001, the Company was contingently liable for approximately $533,000 under five letters of credit used as payment bonds on contracts, all of which were secured by cash deposits classified as restricted cash in the consolidated balance sheet.

8.      Income Taxes

            The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the quarters ended March 31, 2001 and 2000 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of March 31, 2001 and December 31, 2000, the aggregate deferred tax assets are recorded net of a valuation allowance of $5.4 million.

9.     Segment Information

          The Company's two reportable segments are its core business units Process and Power. (The Company's VirtualPlant business is reported under the Process segment.) The Company is primarily organized on the basis of these two business units. The Company has a wide range of knowledge of control and simulation systems and the processes those systems are intended to improve, control and model. The Company's knowledge is concentrated heavily in the process industries, which include the chemicals, food & beverage, and pharmaceuticals fields, as well as in the power generation industry. The Process business unit is primarily engaged in process control and simulation in a variety of commercial industries. Contracts typically range from three to nine months. The Power business unit is primarily engaged in simulation for the power generation industry, with the vast majority of customers being in the nuclear power industry. Contracts typically range from 18 months to three years.

          The Company evaluates the performance of its business units utilizing "Business Unit Contribution", which is substantially equivalent to earnings before interest and taxes before allocating any corporate expenses. The segment information regarding the divested businesses is also included below (see Note 5, Investment in Avantium International B.V.).

            The table below presents information about the reportable segments:



      (in thousands)                         Three months ended March 31, 2001
                                       Process         Power        Consolidated
      Contract revenue                 $ 5,314        $ 7,164          $ 12,478
      Business unit contribution       $  (157)       $ 1,024          $    867

                                             Three months ended March 31, 2000
                                       Process         Power        Consolidated
      Contract revenue                 $ 7,964        $ 7,160          $ 15,124
      Business unit contribution       $ 1,247          $ 910           $ 2,157


            The Company sold its Belgian business in November 2000 and its VirtualPlant business in March 2001 (see Note 5, Investment in Avantium International B.V.). Contract revenues for the Process segment includes revenues for the Company's VirtualPlant business of $507,000 for the quarter ended March 31, 2001 and revenues for the Company's VirtualPlant and Belgian businesses of $3.4 million for the quarter ended March 31, 2000. The 2000 revenues include $2.9 million from a software license sold to Avantium (see Note 5, Investment in Avantium International B.V.). Business unit contribution for the Process segment includes a loss for VirtualPlant of $471,000 for the quarter ended March 31, 2001 and earnings related to the VirtualPlant and Belgian businesses of $2.2 million for the quarter ended March 31, 2000.

            A reconciliation of segment business unit contribution to consolidated income before taxes is as follows:


        (in thousands)                                         Three months
                                                            ended March 31,
                                                          2001           2000
      Segment business unit contribution               $   867        $ 2,157
      Corporate expenses                                (1,052)        (1,064)
      Gain (loss) on disposition of assets               3,273            --
      Interest expense, net                               (232)          (191)
      Income (loss) before income taxes                $ 2,856        $   902


10.    New Accounting Standards

            Effective January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of these standards, including the valuation of derivative instruments outstanding on the effective date, had no impact on the Company's consolidated financial statements as the Company had no derivative instruments at January 1 or March 31, 2001.

11.     Reclassifications

            Certain prior year amounts have been reclassified to conform to the current year presentation.

12.    Subsequent Events

          On April 6, 2001, ManTech agreed to allow the Company's bank to draw upon ManTech's $1.8 million letter of credit which supported the Company's credit facility, thus paying down a portion of the Company's bank debt in exchange for additional subordinated debt in the Company. Accordingly, the Company's promissory note to ManTech was amended to increase the amount to $3.9 million. As permitted by the note, ManTech has elected to convert its debt into equity in the form of convertible preferred stock at the conversion rate of $100 per share. Thus, pending shareholder approval at the Shareholders Annual Meeting being held on May 30, 2001, the Company will issue 39,000 shares of preferred stock to ManTech. The convertible preferred stock will bear dividends at the rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and compounded dividends will accrue on any unpaid dividends. ManTech at its discretion shall have the right to convert each share of convertible preferred stock into GSE common stock at a purchase price of $1.6215 per share at any time within three years from the date of issuance. Upon the expiration of the three-year conversion period, the convertible preferred stock automatically converts into GSE common stock. Prior to ManTech's conversion of the convertible preferred stock to common stock, GP Strategies has the option to acquire 50% of the convertible preferred stock for $1,950,000. If the Company's stock price is greater than $1.6215 per share on May 30, 2001,the Company will determine the value of the beneficial conversion feature and amortize such amount over the life of the preferred stock in determining income attributable to common shareholders.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
               For the Three Months ended March 31, 2001 and 2000

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Cautionary Statement Regarding Forward-Looking Statements

         This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbors created by those Acts. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the Company's business in the domestic and international marketplace. All forward-looking statements involve risks and uncertainties, including, without limitation, risks relating to the Company's ability to enhance existing software products and to introduce new products in a timely and cost-effective manner, reduced development of nuclear power plants that may utilize the Company's products, a long pay-back cycle from the investment in software development, uncertainties regarding the ability of the Company to grow its revenues and successfully integrate operations through expansion of its existing business and strategic acquisitions, the ability of the Company to respond adequately to rapid technological changes in the markets for process control and simulation software and systems, significant quarter-to-quarter volatility in revenues and earnings as a result of customer purchasing cycles and other factors, dependence upon key personnel, the ability of the Company to meet bank financial covenants and manage cash needs, and general market conditions and competition. See "Risk Factors," in Part I of the Company's Form 10-K for the year-ended December 31, 2000. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties as set forth herein, the failure of any one of which could materially adversely affect the operations of the Company. The Company's plans and objectives are also based on the assumptions that market conditions and competitive conditions within the Company's business areas will not change materially or adversely and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can, therefore, be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in forward-looking statements, any such information included herein should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

         Power Simulation Business

         The Company's Power Simulation Business Unit ("Power") is continuing its efforts to expand its leadership in nuclear simulation technology to the fossil simulation marketplace. In the past year, GSE has released its "G-Suite" software tools which target fossil simulation applications. These new tools elevate the level of simulation beyond traditional training to allow the operator to optimize plant performance. Following a concerted global marketing effort, GSE has been awarded over $9 million of new orders for six fossil simulators in the United States and India in the last twelve months, including a recent award from American Electric Power for two full-scope fossil training simulators. In addition, the deregulation of the electric power industry has increased the importance of efficient and reliable operations of power stations. The use of simulation to address these issues has resulted in new opportunities for GSE to improve the simulation fidelity of existing simulators and the supply of new simulators around the world. While GSE simulators are primarily utilized for power plant operator training, the uses are expanding to include engineering, plant modification studies, and operation efficiency improvements for both nuclear and fossil utilities. During plant construction simulators are used to test control strategies and ensure on-time start-up. After commissioning, the same tools can be used to increase plant availability and optimize plant performance for the life of the facility.

         Process Control Business

     In order to return the Company's Process Control Business Unit ("Process") to profitability, the Company implemented a restructuring plan in 2000 that included personnel reductions, the outsourcing of Process' manufacturing and assembly operations, and the November 2000 sale of Process' unprofitable European operations based in Belgium. The restructuring was completed in the first quarter 2001. In addition, in March 2001, the Company sold the Business Unit's VirtualPlant technology and assets to Avantium International B.V.
("Avantium") in exchange for Avantium stock. Avantium and GSE will continue to work together in the marketplace and in product development so that common clients will be able to use Avantium's VirtualPlant technology to develop scalable products that will be compatible at the manufacturing level with GSE's process control and simulation products, thus speeding up market introduction and reducing the overall life cycle costs.

         Process released the latest version, 10.2, of its D/3 Distributed Control System(TM) software in December 2000. The new release furthers GSE's strategy of providing an open system able to seamlessly communicate with a variety of third-party hardware and software. By allowing maximum flexibility in selection of Input-Output systems, customers can take advantage of the latest control technology without costly replacement of their plant hardware.

Results of Operations

         The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:



(in thousands)                                     Three months ended March 31,

                                               2001          %          2000         %

Contract revenue                             $12,478     100.0 %      $15,124    100.0 %
Cost of revenue                                9,506      76.2 %        9,160     60.6 %
Gross profit                                   2,972      23.8 %        5,964     39.4 %
Operating expenses:
     Selling, general and administrative       2,820      22.6 %        4,388     29.0 %
     Depreciation and amortization               361       2.9 %          441      2.9 %
Total operating expenses                       3,181      25.5 %        4,829     31.9 %

Operating income (loss)                         (209)     (1.7)%        1,135      7.5 %

Gain on sale of assets                         3,273      26.2 %            -      0.0 %
Interest expense, net                           (232)     (1.9)%         (191)    (1.3)%
Other income (expense), net                       24       0.2 %          (42)    (0.3)%

Income before income taxes                     2,856      22.9 %          902      6.0 %

Provision for income taxes                     1,142       9.2 %          365      2.4 %

Net income                                   $ 1,714      13.7 %        $ 537      3.6 %

     Contract Revenue. Revenue for the quarters ended March 31, 2001 and 2000 totaled $12.5 million and $15.1 million, respectively.

          The Process business unit's revenue was $5.3 million for the first quarter 2001, compared with $7.9 million for the first quarter 2000. Included in the first quarter 2000 revenues was $2.9 million from the sale of licenses for five of GSE's software products to Avantium International B.V., in exchange for an equity interest in Avantium (see Note 5, Investment in Avantium International B.V. in the Notes to Consolidated Financial Statements). The Company divested its unprofitable Belgian subsidiary, GSE Process Solutions N.V., on November 30, 2000 to Newton Integrated Services B.V. of the Netherlands, and sold its VirtualPlant technology and assets on March 6, 2001 to Avantium. For the three months ended March 31, 2001 and 2000, Process revenues included $507,000 and $3.4 million, respectively, for these two divested businesses. Excluding the revenues for these divested businesses, the Process business unit's revenues increased $206,000, or 4.5%, in the first quarter 2001 as compared with the prior year.

          The Power business unit revenues were constant, totaling $7.2 million in both the first quarter of 2001 and 2000.

         Gross Profit. Gross profit totaled $3.0 million (23.8% of revenue) for the quarter ended March 31, 2001, as compared with $6.0 million (39.4% of revenue) for the same period in 2000. The decrease in gross profit and gross margin as a percentage of revenue is largely due to the impact of the software licenses sold to Avantium in the first quarter 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $2.8 million in the quarter ended March 31, 2001, a 35.7% decrease from the $4.4 million for the same period in 2000. The decrease in SG&A reflects reduced sales, marketing and corporate administration headcount, and lower net research and product development expenditures ("R&D"), as discussed below.

         Gross R&D totaled $368,000 in the first quarter of 2001, as compared with $1.1 million in the same period of 2000. Capitalized software development costs totaled $152,000 and $447,000 for the first quarter of 2001 and 2000, respectively. Accordingly, net R&D expense included in SG&A was $216,000 and $670,000 for the first quarter of 2001 and 2000, respectively. The Company's R&D expenditures were reduced significantly due to the completion of three major development projects: VPbatch(TM), the Windows NT version of its FlexBatch(R) Recipe and Process Management software; initiatives to improve product ease of use of SimSuite Pro(TM), its process simulation product; and the release of version 10.2 of the D/3 Distributed Control System in December 2000.

         Depreciation and Amortization. Depreciation expense totaled $192,000 and $313,000 during the quarters ended March 31, 2001 and 2000, respectively. The decrease in depreciation in the first quarter 2001 is primarily due to disposals of fixed assets as the Company restructured its operations and divested certain businesses.

         Amortization of goodwill was $169,000 and $128,000 during the quarters ended March 31, 2001 and 2000, respectively. The increase in amortization in the first quarter 2001 reflects the increase in goodwill due to payments made for contingent considerations for prior year acquisitions.

     Operating Income (Loss). The Company incurred an operating loss of $209,000 (1.7% of revenues) in the first quarter 2001, compared with operating income of $1.1 million (7.5% of revenue) for the same period in 2000. The 2000 results reflect the impact of the $2.9 million license sale to Avantium. Excluding the operating results of the divested businesses, the Company had operating income of approximately $262,000 in the first quarter of 2001, compared with an operating loss of approximately $1.1 million for the same period in the prior year. The Company believes its business restructuring initiatives and sale of VirtualPlant business contributed to the improvement in operating profits of its core businesses.

         Interest Expense, Net. Net interest expense increased 21.5%, to $232,000 for the quarter ended March 31, 2001, from $191,000 for the same period in 2000. This increase is primarily attributable to an increase in the Company's average debt outstanding during the 2001 period in order to fund working capital requirements.

         Other Income (Expense), Net. Other income (expense) mainly reflects recognized foreign currency transaction gains and losses.

         Provision for Income Taxes. The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the quarters ended March 31, 2001 and 2000 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of March 31, 2001 and December 31, 2000, the aggregate deferred tax assets are recorded net of a valuation allowance of $5.4 million.

Liquidity and Capital Resources

         Net cash provided by operating activities was $433,000 and $45,000 for the quarters ended March 31, 2001 and 2000, respectively. The gain on the Company's sale of its VirtualPlant technology and assets to Avantium International B.V. ($3.3 million) was a non-monetary asset exchange that had no impact on the Company's operating cash flow in 2001. Likewise, the Company's $2.9 million licensing of software to Avantium in the first quarter 2000 for an equity stake in Avantium was also a non-monetary transaction. Significant changes in the Company's assets and liabilities in 2001 included a reduction in contract receivables of $1.4 million and a $1.7 million reduction in accounts payable and accrued expenses.

         Net cash used in investing activities was $193,000 in the first quarter 2001, including $152,000 of capitalized software development costs and $41,000 for capital expenditures.

     During the quarter ended March 31, 2001, the Company utilized $1.1 million net cash in financing activities. The Company decreased its borrowings under its bank line of credit by $1.4 million, but increased its borrowings from ManTech International Corporation ("ManTech") by $550,000 to a total of $2.1 million. In the fourth quarter of 2000, the Company had issued a demand promissory note to ManTech that allowed the Company to borrow up to $1.8 million at an interest rate of prime plus one percent of which $1.6 million was outstanding at December 31, 2000. The promissory note was secured by the Company's pledge of its equity interest in Avantium, but such security interest was subordinate to the first lien thereon by the Company's bank. In the first quarter of 2001, the Company borrowed an additional $550,000 from ManTech and the promissory note was amended to increase the principal amount to $2.1 million. Subsequently, in the first quarter of 2001, and with ManTech's approval, the Company issued a replacement promissory note in the amount of $2.1 million to ManTech pursuant to which the Company's obligations to ManTech became unsecured and the principal is payable over a two year period, in equal installments, commencing April 1, 2004, with interest payments to commence monthly on July 1, 2001.

         The Company has a $10.0 million bank line of credit (the "Credit Facility") under which the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., are jointly and severally liable as co-borrowers. The Credit Facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). In addition, ManTech International Corp. ("ManTech") provided $1.8 million in standby letters of credit to the bank as additional collateral for the Company's Credit Facility. The Company was allowed to borrow up to 100% of the letter of credit value. GP Strategies Corporation has provided a limited guarantee totaling $1.8 million. The interest rate on this line of credit is based on the bank's prime rate plus .75% (8.75% as of March 31, 2001), with interest only payments due monthly. At March 31, 2001, the Company's available borrowing base was approximately $7.9 million, of which approximately $7.9 million had been utilized.

         The Credit Facility requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. At March 31, 2001, the Company was in compliance with the bank covenants.

     On April 6, 2001, ManTech agreed to allow the Company's bank to draw upon ManTech's $1.8 million letter of credit which supported the Company's credit facility, thus paying down a portion of the Company's bank debt in exchange for additional subordinated debt in the Company. Accordingly, the Company's promissory note to ManTech was amended to increase the amount to $3.9 million. As permitted by the note, ManTech has elected to convert its debt into equity in the form of convertible preferred stock at the conversion rate of $100 per share. Thus, pending shareholder approval at the Shareholders Annual Meeting being held on May 30, 2001, the Company will issue 39,000 shares of preferred stock to ManTech. The convertible preferred stock will bear dividends at the rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and compounded dividends will accrue on any unpaid dividends. ManTech at its discretion shall have the right to convert each share of convertible preferred stock into GSE common stock at a purchase price of $1.6215 per share at any time within three years from the date of issuance. Upon the expiration of the three-year conversion period, the convertible preferred stock automatically converts into GSE common stock. Prior to ManTech's conversion of the convertible preferred stock to common stock, GP Strategies has the option to acquire 50% of the convertible preferred stock for $1,950,000. If the Company's stock price is greater than $1.6215 per share on May 30, 2001, the Company will determine the value of the beneficial conversion feature and amortize such amount over the life of the preferred stock in determining income attributable to common shareholders.

         The Company has undertaken a number of initiatives during 2000 and 2001 to improve operating results and cash flows. Management believes the initiatives undertaken will enable the Company to maintain compliance with the bank financial covenants as well as provide sufficient cash flow to meet the Company's obligations as they become due.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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

         The Company is also subject to market risk related to the interest rates on its existing line of credit. As of March 31, 2001, such interest rates are based on the bank's prime rate plus 75 basis-points.

         As of March 31, 2001, $10.0 million of the Company's debt was subject to variable interest rates. A 100 basis-point change in such rates during the quarter ended March 31, 2001 would have changed the Company's interest expense by approximately $24,000.

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


         None


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits

               None

         (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K effective March 21, 2001 regarding the sale of certain assets relating to GSE's VirtualPlant business under an asset purchase agreement in return for GSE becoming a significant shareholder in Avantium International B.V. ("Avantium"). This report on Form 8-K included the text of a press release dated March 12, 2001, the UK Asset Sale and Purchase Agreement, and the Avantium Asset Sale and Purchase Agreement filed as exhibits.



                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                 For the Quarters ended March 31, 2001 and 2000



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 2001              GSE SYSTEMS, INC.



                             /S/ CHIN-OUR JERRY JEN
                               Chin-Our Jerry Jen
                      Chief Operating Officer and President
                          (Principal Executive Officer)




                              /S/ JEFFERY G. HOUGH
                                Jeffery G. Hough
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)