Form 10-Q
period 2001-06-30
GSE SYSTEMS INC
filed 2001-08-14
CIK 944480

Conformed

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2001.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________to________.


Commission File Number:    0-26494




                                GSE SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)


              Delaware                                        52-1868008
        (State or other jurisdiction of     (I.R.S. Employer Identification No)
         incorporation or organization)



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


                                                      Yes   X   No ____




As of August 2, 2001, there were 5,193,527 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                                     PAGE
 PART I FINANCIAL INFORMATION                                                                           3

 Item 1    Financial Statements:
           Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                        3
           Consolidated Statements of Operations for the Three and Six Months Ended June 30,            4
               2001 and June 30, 2000
           Consolidated Statements of Comprehensive Income for the Three and Six Months Ended           5
                June 30, 2001 and June 30, 2000
           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and             6
                June 30, 2000
           Notes to Consolidated Financial Statements                                                   7


 Item 2     Management's Discussion and Analysis of Results of Operations and Financial Condition      14

 Item 3     Quantitative and Qualitative Disclosure About Market Risk                                  20


PART II .   OTHER INFORMATION                                                                          21


 Item 1     Legal Proceedings                                                                          21

 Item 2     Changes in Securities and Use of Proceeds                                                  21

 Item 3     Defaults Upon Senior Securities                                                            21

 Item 4     Submission of Matters to a Vote of Security Holders                                        21

 Item 5     Other Information                                                                          21

 Item 6     Exhibits and Reports on Form 8-K                                                           21


            SIGNATURES                                                                                 22

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                          GSE SYSTEMS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                          (in thousands, except share data)


                                                                               Unaudited
                                                                             June 30, 2001        December 31, 2000

ASSETS
Current assets:
     Cash and cash equivalents                                                         $ 607                    $ 1,465
     Restricted cash                                                                     163                         30
     Contract receivables                                                             13,850                     14,489
     Inventories                                                                       1,537                      1,587
     Prepaid expenses and other current assets                                         1,863                      2,520
     Deferred income taxes                                                               677                        277
                                                                                   _________                     _______
         Total current assets                                                         18,697                     20,368

Investment in Avantium Technologies B.V.                                               7,503                      2,895
Property and equipment, net                                                            1,797                      2,299
Software development costs, net                                                        4,241                      5,067
Goodwill, net                                                                          2,718                      2,996
Deferred income taxes                                                                    847                        847
Restricted cash                                                                          340                        503
Other assets                                                                             703                        974
                                                                                  __________                    _______
         Total assets                                                               $ 36,846                   $ 35,949


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                               $ 1,967                    $ 2,347
     Accounts payable                                                                  4,733                      5,669
     Accrued expenses                                                                  1,837                      2,115
     Accrued compensation and payroll taxes                                            1,939                      1,940
     Billings in excess of revenue earned                                              2,237                      1,366
     Accrued warranty reserves                                                           632                        462
     Other current liabilities                                                         1,497                        947
                                                                                    ________                     _______
         Total current liabilities                                                    14,842                     14,846

Long-term debt                                                                        10,739                     11,840
Accrued warranty reserves                                                                415                        550
                                                                                    ________                     _______
        Total liabilities                                                            25,996                     27,236


Stockholders' equity:
     Common stock $.01 par value, 8,000,000 shares authorized, shares issued
         and outstanding 5,193,527 in 2001 and in 2000                                    52                         52
     Additional paid-in capital                                                       22,424                     22,230
     Retained earnings (deficit) - at formation                                       (5,112)                    (5,112)
     Retained earnings (deficit) - since formation                                    (5,373)                    (7,555)
     Accumulated other comprehensive loss                                             (1,141)                      (902)

        Total stockholders' equity                                                    10,850                      8,713

        Total liabilities and stockholders' equity                                 $  36,846                   $ 35,949


  The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                        Three months                   Six months
                                                        ended June 30,                ended June 30,

                                                             2001            2000           2001           2000


Contract revenue                                           $ 11,845        $ 13,300       $ 24,323       $ 28,424

Cost of revenue                                               8,563          10,314         18,069         19,437

Gross profit                                                  3,282           2,986          6,254          8,987

Operating expenses
     Selling, general and administrative                      2,478           3,966          5,298          8,395
     Depreciation and amortization                              340             431            701            869
Total operating expenses                                      2,818           4,397          5,999          9,264

Operating income (loss)                                         464          (1,411)           255           (277)

Gain on sale of assets                                            -               -          3,273              -
Interest expense, net                                          (220)           (129)          (452)          (320)
Other income, net                                               109              63            133             21


Income (loss) before income taxes                               353          (1,477)         3,209           (576)

Provision (benefit) for income taxes                           (115)           (575)         1,027           (210)

Net income (loss)                                             $ 468          $ (902)       $ 2,182         $ (366)

Basic earnings (loss) per common share                        $0.09         $ (0.17)        $ 0.42        $ (0.07)

Diluted earnings (loss) per common share                      $0.09         $ (0.17)        $ 0.42        $ (0.07)

     The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (Unaudited)


                                                                  Three months         Six months
                                                                 ended June 30,           ended June 30,
                                                                  2001         2000         2001        2000

Net income (loss)                                                $ 468       $ (902)     $ 2,182      $ (366)

Foreign currency translation adjustment                            (97)         (22)        (239)        141

Comprehensive income (loss)                                      $ 371       $ (924)     $ 1,943      $ (225)

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



                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)
                                                                                         Six months
                                                                                       ended June 30,

                                                                                       2001              2000

Cash flows from operating activities:
Net income (loss)                                                                    $ 2,182          $ (366)
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                     1,778           1,949
     Gain on sale of assets                                                           (3,273)              -
     Non-monetary consideration received for software licensed to
         Avantium Technologies B.V.                                                        -          (2,895)
     Deferred income taxes                                                              (400)           (288)
         Contract receivables                                                            639           1,648
         Inventories, prepaid expenses and other assets                                   59             716
         Accounts payable, accrued compensation and accrued expenses                  (2,117)           (828)
         Billings in excess of revenues earned                                           871            (178)
         Accrued warranty reserves                                                        35              49
         Other liabilities                                                               495            (661)

Net cash provided by (used in) operating activities                                      269            (854)

Cash flows from investing activities:
     Capital expenditures                                                               (187)           (220)
     Capitalized software development costs                                             (302)         (1,017)

Net cash used in investing activities                                                   (489)         (1,237)


Cash flows from financing activities:
     Proceeds from issuance of note payable to stockholder                             3,350               -
     (Restrictions) releases of cash as collateral under line of credit, net              30               -
     Increase (decrease) in borrowings under lines of credit                          (4,005)          1,754
     Proceeds from issuance of common stock                                                -             541
     Other financing activities, net                                                       3            (400)

Net cash provided by (used in) financing activities                                     (622)          1,895

Effect of exchange rate changes on cash                                                  (16)           (45)

Net decrease in cash and cash equivalents                                               (858)           (241)
Cash and cash equivalents at beginning of period                                       1,465           2,695

Cash and cash equivalents at end of period                                             $ 607         $ 2,454


  The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months ended June 30, 2001 and 2000
                                   (Unaudited)

1  Basis of Presentation


            The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the "Company") without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

2. Basic and Diluted Earnings (Loss) Per Common Share

            Basic earnings (loss) per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings
        (loss) per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options or warrants were exercised or converted into common stock. The number of common shares and common share equivalents used in the determination of basic and diluted earnings (loss) per share were as follows:

                                                        Three months                     Six months
                                                       ended June 30,                   ended June 30,
                                                             2001            2000            2001            2000

Weighted average shares outstanding - Basic                5,193,527       5,192,794       5,193,527        5,188,534


Weighted average shares outstanding - Diluted              5,252,527       5,192,794       5,221,215        5,188,534




            The difference between the basic and diluted number of weighted average shares outstanding for the quarters ended June 30, 2001 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. Common stock equivalents are not considered if their effect is dilutive.

3.  Inventories

            Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventories consist of the following:


(in thousands)                                            June 30,      December 31,
                                                            2001            2000

Raw materials                                             $ 1,100          $ 1,084
Service parts                                                 437              503
                                                         _________          ________
      Total inventories                                   $ 1,537          $ 1,587



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

            Software development costs capitalized were $150,000 and $570,000 for the three months ended June 30, 2001 and 2000, respectively. Total amortization expense was $551,000 and $544,000 for the three months ended June 30, 2001 and 2000, respectively.

            For the six months ended June 30, 2001 and 2000, software development costs capitalized were $302,000 and $1,017,000, respectively. Total amortization expense was $1,078,000 and $1,080,000 for the six months ended June 30, 2001 and 2000, respectively.

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

            During the year ended December 31, 2000, the Company recognized software-licensing revenue of $2.9 million based on the fair value of the consideration received from Avantium. The fair value was established based on cash paid by other investors for their respective preferred and common stock interests in Avantium. The Company has delivered all elements of the software and has no other obligations to Avantium, other than standard warranty. The Company will account for its investment in Avantium using the cost method of accounting based on management's conclusion that the Company does not have significant influence with respect to the operations of Avantium. During the year ended December 31, 2000, the Company also received and completed an additional $2.9 million contract to make certain improvements and enhancements to the software on a best efforts basis for Avantium. The rates and margins in the contract are comparable to those the Company earns performing services for its existing customers.

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

            During the first quarter of 2001, the Company recognized a gain on the sale of its VirtualPlant business of $3.3 million, before income taxes. This gain was determined based on the estimated fair value of the Avantium stock received, based on an independent appraisal, net of the book value of the assets sold and the estimated costs to settle severance with employees terminated from GSE and other transaction expenses. GSE retains one seat on the supervisory board of Avantium. However, management has concluded that such seat does not provide the Company with significant influence. Accordingly, the Company will account for its investment in Avantium using the cost method. If a decline in fair value below cost is judged by management to be other than temporary, the cost basis will be written down to fair value as a new cost basis and the amount of the write-down will be included in earnings as a realized loss. Any new cost basis derived in this manner will not be changed for subsequent recoveries in fair value.

6. Long-term Debt

            The Company has a $10.0 million bank line of credit (the "Credit Facility") under which the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., are jointly and severally liable as co-borrowers. The Credit Facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). GP Strategies Corporation, one of the Company's major stockholders, has provided a limited guarantee totaling $1.8 million. The interest rate on this line of credit is based on the bank's prime rate plus 0.75% (7.50% as of June 30, 2001), with interest only payments due monthly. At June 30, 2001, the Company's available borrowing base was approximately $6.4 million, of which approximately $5.3 million had been utilized. The Credit Facility expires on March 23, 2003.

            The Credit Facility requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. At June 30, 2001, the Company was in compliance with the covenants.

            In the fourth quarter of 2000, the Company issued a demand promissory note to ManTech International Corporation ("ManTech"), one of the Company's major stockholders, that allowed the Company to borrow up to $1.8 million at an interest rate of prime plus one percent. The promissory note was secured by the Company's pledge of its equity interest in Avantium, but such security interest was subordinate to the first lien thereon by the Company's bank. In the first quarter of 2001, the Company borrowed an additional $550,000 from ManTech and the promissory note was amended to increase the principal amount to $2.1 million. Subsequently, in the first quarter of 2001, and with ManTech's approval, the Company issued a replacement promissory note in the amount of $2.1 million to ManTech pursuant to which the Company's obligations to ManTech became unsecured and the principal is payable over a two year period, in equal installments, commencing April 1, 2004, with interest payments to commence monthly on July 1, 2001. The note permits ManTech to convert the principal into GSE convertible preferred stock at a conversion rate of $100 per share. ManTech agreed to subordinate the note to the Company's Credit Facility.

            In 2000, ManTech had provided $1.8 million in standby letters of credit to the bank as additional collateral for the Company's credit facility. On April 6, 2001, ManTech agreed to allow the Company's bank to draw upon the letters of credit, thus paying down a portion of the Company's bank debt in exchange for additional subordinated debt in the Company. Accordingly, the Company's promissory note to ManTech was amended to increase the amount to $3.9 million. As permitted by the note, ManTech elected to convert its debt into equity in the form of convertible preferred stock at the conversion rate of $100 per share. Thus, the Company will issue 39,000 shares of preferred stock to ManTech in the third quarter 2001. The convertible preferred stock will have a stated dividend rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and dividends will accrue at the stated rate on any unpaid dividends. ManTech at its discretion shall have the right to convert each share of convertible preferred stock into GSE common stock at a purchase price of $2.645 per share at any time after a one-year holding period from the date of issuance. At the end of the third year from the date of issuance, the convertible preferred stock automatically converts into GSE common stock. Prior to ManTech's conversion of the convertible preferred stock to common stock, GP Strategies has the option to acquire 50% of the convertible preferred stock for $1,950,000.

            On June 25, 2001, the Company issued an additional unsecured promissory note to ManTech that allowed the Company to borrow up to $1.0 million at an interest rate of prime plus one percent. The note is subordinated to the Company's Credit Facility. The note and accrued interest may be repaid from the cash receipts of a public equity offering (see Note 11, Subsequent Events). If the offering is not completed, or does not provide sufficient cash to pay off the entire promissory note and accrued interest, the principal is payable over a two year period, in equal installments, commencing April 1, 2004, with interest payments to commence monthly on January 1, 2002.

7. Letters of Credit

            As of June 30, 2001, the Company was contingently liable for approximately $503,000 under four letters of credit used as payment bonds on contracts, all of which were secured by cash deposits classified as restricted cash in the consolidated balance sheet.

8.  Income Taxes

            The Company's effective tax rate is based on its best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the quarters ended June 30, 2001 and 2000 is primarily due to the effects of foreign operations being taxed at different rates, state income taxes and in 2001 the impact of deferred tax assets expected to be realized in the current year which previously had not been recognized by the Company as a result of a valuation allowance. As of June 30, 2001 and December 31, 2000, the aggregate deferred tax assets are recorded net of valuation allowances of approximately $5.0 million and $5.4 million, respectively. For the six months ended June 30, 2001, the Company reduced its valuation allowance by approximately $400,000. The Company continues to evaluate the likelihood of realizing its remaining deferred tax assets.

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

            The table below presents information about the reportable segments:


(in thousands)                         Three months ended June 30, 2001               Six months ended June 30, 2001
                                       Process        Power        Consolidated       Process        Power        Consolidated
Contract revenue                      $ 4,162        $ 7,683         $ 11,845        $ 9,476       $ 14,847         $ 24,323
Business unit contribution            $   432        $   915         $  1,347        $   275       $  1,941         $  2,216


                                       Three months ended June 30, 2000                Six months ended June 30, 2000
                                    Process        Power        Consolidated       Process        Power        Consolidated
Contract revenue                     $ 5,241       $ 8,059         $ 13,300       $ 13,205       $ 15,219         $ 28,424
Business unit contribution           $(1,993)      $ 1,866         $   (127)      $   (747)      $  2,776         $  2,029



            The Company sold its Belgian business in November 2000 and its VirtualPlant business in March 2001 (see Note 5, Investment in Avantium International B.V.). Whereas the Process segment contract revenues for the three months ended June 30, 2001 included no revenues from these divested businesses, the Process revenues for the three months ended June 30, 2000 included revenues of $1.3 million. For the six months ended June 30, 2001 and 2000, Process revenues included $507,000 and $5.1 million, respectively, for theses two divested businesses. The Process 2000 revenues also include $2.9 million from a software-license sold to Avantium (see Note 5, Investment in Avantium International B.V.).

            Process business unit contribution for the three and six months ended June 30, 2000 included a loss of $1.4 million and income of $77,000, respectively, from the two divested businesses. In 2001, the Process business unit contribution included a loss for VirtualPlant of $471,000 prior to its sale in March 2001.

            A reconciliation of segment business unit contribution to consolidated income (loss) before taxes is as follows:


(in thousands)                                              Three months           Six months
                                                           ended June 30,          ended June 30,
                                                            2001          2000           2001           2000
Segment business unit contribution                       $ 1,347       $  (127)       $ 2,216         $ 2,029
Corporate expenses                                          (774)       (1,221)        (1,828)         (2,285)
Gain on disposition of assets                                  -             -          3,273               -
Interest expense, net                                       (220)         (129)          (452)           (320)
                                                          _______       _______       _______           ______
      Income (loss) before income taxes                  $   353      $ (1,477)       $ 3,209          $ (576)


10.  New Accounting Standards

            Effective January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of these standards, including the valuation of derivative instruments outstanding on the effective date, did not have a material impact on the Company's consolidated financial statements.

            On July 20, 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method no longer is permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies, will be January 1, 2002.

11.  Subsequent Events

             At a special shareholder's meeting on August 2, 2001, the Company's shareholders approved an amendment to the Certificate of Incorporation increasing GSE's authorized common stock by 10 million shares to a total of 18 million shares. With this new allocation of common stock, the Company intends to issue approximately 3.7 million shares of common as follows: (a) 1,474,480 shares to cover the exchange of $3.9 million of the ManTech subordinated debt into convertible preferred stock as discussed above, and (b) 2,219,701 shares for a contemplated rights offering to non-affiliate stockholders.

            In connection with the contemplated rights offering, the Company has initiated the process to prepare a registration statement (including a prospectus). On May 30, 2001, the Company's board of directors approved the pricing for the rights offering at 10% above the market price on June 15, 2001. The market price on June 15, 2001 was $2.30 per share. A 10% premium equals a rights offering price of $2.53 per share, 5% below the price per share of common stock issuable upon conversion of the preferred stock to be issued to ManTech. If all shares expected to be offered are sold, the estimated proceeds to GSE would be approximately $5.6 million before the fees and expenses related to the offering. The principal purposes of the offering are for repayment of a $1 million loan from ManTech (see Note 6, Long-term Debt), working capital, strategic acquisitions, capital expenditures and general corporate purposes.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                     Six Months ended June 30, 2001 and 2000

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

         Power Simulation Business

         The Company's Power Simulation Business Unit ("Power") is continuing its efforts to expand its leadership in nuclear simulation technology to the fossil simulation marketplace. In the past year, GSE has released its "G-Suite" software tools which target fossil simulation applications. These new tools elevate the level of simulation beyond traditional training to allow the operator to optimize plant performance. Following a concerted global marketing effort, GSE has been awarded over $9 million of new orders for six fossil simulators in the United States and India in the last twelve months, including an award from American Electric Power in 2001 for two full-scope fossil training simulators.

          The deregulation of the electric power industry and the California energy crisis have underscored the importance of efficient and reliable operations of power stations. The use of simulation to address these issues has resulted in new opportunities for GSE to improve the simulation fidelity of existing simulators and the supply of new simulators around the world. While GSE simulators are primarily utilized for power plant operator training, the uses are expanding to include engineering, plant modification studies, and operation efficiency improvements for both nuclear and fossil utilities. During plant construction simulators are used to test control strategies and ensure on-time start-up. After commissioning, the same tools can be used to increase plant availability and optimize plant performance for the life of the facility.

         President Bush's National Energy Policy encourages the improvement of nuclear plant operating performance from 90%, the current level, to 92%. In the second quarter of 2001, GSE released several products using advanced signal analysis techniques to help nuclear plants achieve this increase in operating performance. GSE's Pegasus Plant Surveillance and Diagnosis System(TM) helps improve plant availability, safety and economy. Pegasus is a software package for semi-automatic plant surveillance and diagnostics and enables site engineers to perform detailed analysis for specified component faults, allowing the identification of degraded performance and replacement of components before they fail. SensBase(TM) provides comprehensive sensor test services, thus ensuring that changes in transmitters and other instruments do not jeopardize the function of the nuclear plant protection systems. BRUS(TM) , a noise analysis program package, is a collection of signal analysis tools which allow users to detect developing abnormalities in the plant.

         Process Control Business

         In order to return the Company's Process Control Business Unit ("Process") to profitability, the Company implemented a restructuring plan in 2000 that included personnel reductions, the outsourcing of Process' manufacturing and assembly operations, and the November, 2000 sale of Process' unprofitable European operations based in Belgium. The restructuring was completed in the first quarter 2001 with the sale of the Business Unit's VirtualPlant technology and assets to Avantium International BV ("Avantium") in exchange for Avantium stock. Avantium and GSE expect to continue to work together in the marketplace and in product development so that common clients will be able to use Avantium's VirtualPlant technology to develop scalable products that will fit together at the manufacturing level with GSE's process control and simulation products, thus speeding up market introduction and reducing the overall life cycle costs.

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

         To expand within its traditional customer base, and gain new customers, we have embarked upon a program to modify our process control module (PCM) to increase its operating speed and reduce its manufacturing costs. This will allow us to bridge the cost gap between programmable logic controllers (PLCs) and the distributed control systems while providing the increased performance of a full-function distributed control system. Products based upon these modifications will start to be released in the fourth quarter of 2001 and continue into 2002.

Results of Operations

         The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:


(in thousands)                      Three months ended June 30,                     Six months ended June 30,
                                      2001        %          2000        %          2001       %            2000      %

Contract revenue                   $ 11,845    100.0 %    $ 13,300    100.0 %    $ 24,323    100.0 %      $28,424   100.0%
Cost of revenue                       8,563     72.3 %      10,314     77.5 %      18,069     74.3 %       19,437    68.4%

Gross profit                          3,282     27.7 %       2,986     22.5 %       6,254     25.7 %        8,987    31.6%
Operating expenses:
 Selling,general and administrative   2,478     20.9 %       3,966     29.8 %       5,298     21.8 %        8,395    29.5%
  Depreciation and amortization         340      2.9 %         431      3.2 %         701      2.9 %          869     3.1%

Total operating expenses              2,818     23.8 %       4,397     33.1 %       5,999     24.7 %        9,264    32.6%

Operating income (loss)                 464      3.9 %      (1,411)    (10.6)%       255      1.0 %         (277)   (1.0)%

Gain on sale of assets                    -      0.0 %           -      0.0 %       3,273     13.5 %            -     0.0 %
Interest expense, net                  (220)    (1.9)%        (129)    (1.0)%       (452)     (1.9)%        (320)    (1.1)%
Other income, net                       109      0.9 %          63      0.5 %         133      0.5 %           21      0.1%

Income (loss) before income taxes       353      3.0 %      (1,477)    (11.1)%      3,209     13.2 %         (576)   (2.0)%

Provision (benefit) for income taxes   (115)    (1.0)%        (575)     (4.3)%      1,027      4.2 %         (210)   (0.7)%

Net income (loss)                     $ 468      4.0 %      $ (902)     (6.8)%    $ 2,182      9.0 %       $ (366)   (1.3)%




         Contract Revenue. Revenue for the three and six months ended June 30, 2001 amounted to $11.9 million and $24.3 million, respectively, as compared with revenues of $13.3 million and $28.4 million for the three and six months ended June 30, 2000.

         The Process business unit's revenue was $4.2 million for the second quarter 2001, compared with $5.2 million for the second quarter 2000; revenue for the six months ended June 30, 2001 and 2000 was $9.5 million and $13.2 million, respectively. The Company sold its unprofitable Belgian subsidiary, GSE Process Solutions N.V., on November 30, 2000 to Newton Integrated Services B.V. of the Netherlands, and sold its VirtualPlant technology and assets on March 6, 2001 to Avantium. Whereas revenues for the three months ended June 30, 2001 included no revenues from these divested businesses, the revenues for the three months ended June 30, 2000 included revenues of $1.3 million. For the six months ended June 30, 2001 and 2000, Process revenues included $507,000 and $5.1 million, respectively, for these two divested businesses. Included in the 2000 revenues was $2.9 million from the sale of licenses for five of GSE's software products to Avantium International B.V., in exchange for an equity interest in Avantium (see Note 5, Investment in Avantium International B.V. in the Notes to Consolidated Financial Statements). Excluding the revenues for these divested businesses, the Process business unit's revenues increased $300,000, or 7.7%, in the second quarter 2001 as compared with the prior year, and increased $900,000, or 11.1%, for the six months ended June 30, 2001 as compared to the same period in the prior year.

           The Power business unit revenues decreased 4.7% in the second quarter, from $8.1 million in 2000 to $7.7 million in 2001. Revenue for the six months ended June 30, 2001 and 2000 was $14.8 million and $15.2 million, respectively.

         Gross Profit. Gross profit totaled $3.3 million (27.7% of revenue) for the quarter ended June 30, 2001, as compared with $3.0 million (22.5% of revenue) for the same period in 2000. The increase in gross margin as a percentage of revenue is largely due to the restructuring of the Process business unit, including the sale of the Belgian subsidiary and VirtualPlant businesses, the outsourcing of the Process manufacturing/assembly operation in November 2000, and personnel reductions.

         For the six months ended June 30, 2001 and 2000, gross profit decreased from $9.0 million (31.6%) in 2000 to $6.3 million (25.7%) in 2001. The gross profit and gross profit margins for 2000 reflect the software licenses sold to Avantium in the first quarter 2000. Excluding the gross profit from sale of software licenses to Avantium the gross profit margin for 2000 was 23.9%.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $2.5 million in the quarter ended June 30, 2001, a 37.5% decrease from the $4.0 million for the same period in 2000. SG&A expenses for the six months ended June 30, 2001 decreased 36.9% to $5.3 million as compared to the same period in the prior year. The decreases in SG&A reflect reduced sales, marketing and corporate administration headcount, and lower net research and product development expenditures ("R&D"), as discussed below.

         Gross R&D totaled $341,000 in the second quarter of 2001, as compared with $1.1 million in the same period of 2000. Capitalized software development costs totaled $150,000 and $570,000 for the second quarter of 2001 and 2000, respectively. Accordingly, net R&D expensed and included in SG&A was $191,000 and $530,000 for the second quarter of 2001 and 2000, respectively. The Company's R&D expenditures were reduced significantly in 2001 due to the completion of three major development projects: VPbatch(TM), the Windows NT version of its FlexBatch(R) Recipe and Process Management software; initiatives to improve product ease of use of SimSuite Pro(TM), its process simulation product; and the release of version 10.2 of the D/3 Distributed Control System in December 2000.

         Similar reductions in R&D spending have occurred in the six months ending June 30, 2001 versus June 30, 2000. Gross R&D spending in 2001 totaled $709,000 versus $2.2 million in 2000; capitalized software development costs totaled $302,000 in 2001 versus $1.0 million in 2000; and net R&D expensed and included in SG&A was $407,000 in 2001 versus $1.2 million in 2000. R&D expenditures in 2001 are mainly related to improvements in the process control module for the Process D/3 system.

         Depreciation and Amortization. Depreciation expense totaled $173,000 and $302,000 during the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, depreciation expense was $365,000 and $613,000, respectively. The decrease in depreciation in 2001 is primarily due to disposals of fixed assets as the Company restructured its operations and divested certain businesses.

         Amortization of goodwill was $167,000 and $129,000 during the three months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001 and June 30, 2000, amortization expense was $336,000 and $256,000, respectively. The increase in amortization in 2001 reflects the increase in goodwill due to payments made for contingent consideration for prior year acquisitions.

         Operating Income (Loss). The Company had operating income of $464,000 (3.9% of revenues) in the second quarter 2001, compared with an operating loss of $1.4 million (10.6% of revenue) for the same period in 2000. For the six months ended June 30, 2001 and June 30, 2000, operating income (loss) was $255,000 or 1.0% of revenue and $(277,000) or (1.0)% of revenue, respectively

         Excluding the operating results of the divested businesses, the Company's operating income for the second quarter 2001 was $464,000 compared with $313,000 for the second quarter 2000 and for the six months ended June 30, 2001 was $1.0 million compared with $710,000 for the six months ended June 30, 2000 after excluding the results of the divested businesses. The Company attributes its business restructuring initiatives for the improvement in operating income of its remaining businesses.

         Interest Expense, Net. Net interest expense increased to $220,000 for the quarter ended June 30, 2001, from $129,000 for the same period in 2000. This increase is primarily attributable to an increase in the Company's average debt outstanding during the 2001 period in order to fund working capital requirements. For the six months ended June 30, 2001 and June 30, 2000, net interest expense totaled $452,000 and $320,000, respectively.

         Other Income (Expense), Net. Other income (expense) mainly reflects the receipt of $147,000 equity distribution from the Company's liquidated Joint Venture in China (this investment was written off in a prior year) offset by net foreign currency transaction losses.

         Provision for Income Taxes. The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the quarters ended June 30, 2001 and 2000 is primarily due to the effects of foreign operations being taxed at different rates, state income taxes and in 2001 the impact of deferred tax assets expected to be realized in the current year which previously had not been recognized by the Company as a result of a valuation allowance. As of June 30, 2001 and December 31, 2000, the aggregate deferred tax assets are recorded net of valuation allowances of approximately $5.0 million and $5.4 million, respectively. For the six months ended June 30, 2001, the Company reduced its valuation allowance by approximately $400,000. The Company continues to evaluate the likelihood of realizing its remaining deferred tax assets.

Liquidity and Capital Resources

         Net cash provided by (used in) operating activities was $269,000 and $(854,000) for the six months ended June 30, 2001 and 2000, respectively. The gain on the Company's sale of its VirtualPlant technology and assets to Avantium International B.V. in March 2001 ($3.3 million) was a non-monetary exchange that had no impact on the Company's operating cash flow in 2001. Likewise, the Company's $2.9 million licensing of software to Avantium in the first quarter 2000 for an equity stake in Avantium was also a non-monetary transaction. Significant changes in the Company's assets and liabilities in 2001 included a reduction in contract receivables of $639,000, a reduction in unbilled receivables of $871,000 and a $2.1 million reduction in accounts payable and accrued expenses.

         Net cash used in investing activities for the first six months of 2001 was $489,000 , including $302,000 of capitalized software development costs and $187,000 for capital expenditures

         During the six months ended June 30, 2001, the Company utilized $622,000 in financing activities. The Company decreased its borrowings under its bank line of credit by $4.0 million to a total of $5.3 million, but increased its borrowings from ManTech International Corporation ("ManTech") by $3.4 million to a total of $4.9 million.

         The Company has a $10.0 million bank line of credit (the "Credit Facility") under which the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., are jointly and severally liable as co-borrowers. The Credit Facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). GP Strategies Corporation, a major stockholder, has provided a limited guarantee totaling $1.8 million. The interest rate on this line of credit is based on the bank's prime rate plus 0.75% (7.5% as of June 30, 2001), with interest only payments due monthly. At June 30, 2001, the Company's available borrowing base was approximately $6.4 million, of which approximately $5.3 million had been utilized.

         The Credit Facility requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. At June 30, 2001, the Company was in compliance with the bank covenants.

          In the fourth quarter of 2000, the Company had issued a demand promissory note to ManTech that allowed the Company to borrow up to $1.8 million at an interest rate of prime plus one percent. The promissory note was secured by the Company's pledge of its equity interest in Avantium, but such security interest was subordinate to the first lien thereon by the Company's bank. In the first quarter of 2001, the Company borrowed an additional $550,000 from ManTech and the promissory note was amended to increase the principal amount to $2.1 million. Subsequently, in the first quarter of 2001, and with ManTech's approval, the Company issued a replacement promissory note in the amount of $2.1 million to ManTech pursuant to which the Company's obligations to ManTech became unsecured and the principal is payable over a two year period, in equal installments, commencing April 1, 2004, with interest payments to commence monthly on July 1, 2001. The note permits ManTech to convert the principal into GSE convertible preferred stock at a conversion rate of $100 per share. ManTech agreed to subordinate the note to the Company's credit facility.

         In 2000, ManTech provided $1.8 million in standby letters of credit to the bank as additional collateral for the Company's Credit Facility. On April 6, 2001, ManTech agreed to allow the Company's bank to draw upon ManTech's $1.8 million letter of credit which supported the Company's credit facility, thus paying down a portion of the Company's bank debt in exchange for additional subordinated debt in the Company. Accordingly, the Company's promissory note to ManTech was amended to increase the amount to $3.9 million. As permitted by the note, ManTech has elected to convert its debt into equity in the form of convertible preferred stock at the conversion rate of $100 per share. Thus, the Company will issue 39,000 shares of preferred stock to ManTech in the third quarter 2001. The convertible preferred stock will bear dividends at the rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and compounded dividends will accrue on any unpaid dividends. ManTech at its discretion shall have the right to convert each share of convertible preferred stock into GSE common stock at a purchase price of $2.645 per share at any time after a one-year holding period from the date of issuance. At the end of the third year from the date of issuance, the convertible preferred stock automatically converts into GSE common stock. Prior to ManTech's conversion of the convertible preferred stock to common stock, GP Strategies has the option to acquire 50% of the convertible preferred stock for $1,950,000.

         At a special shareholder's meeting on August 2, 2001, the Company's shareholders approved an amendment to the Certificate of Incorporation increasing GSE's authorized common stock by 10 million shares to a total of 18 million shares. With this new allocation of common stock, the Company intends to issue approximately 3.7 million shares of common as follows: (a) 1,474,480 shares to cover the exchange of $3.9 million of the ManTech subordinated debt into convertible preferred stock as discussed above, and (b) 2,219,701 shares for a contemplated rights offering to non-affiliate stockholders.

         In connection with the contemplated rights offering, the Company has initiated the process to prepare a registration statement (including a prospectus). On May 30, 2001, the Company's board of directors approved the pricing for the rights offering at 10% above the market price on June 15, 2001. The market price on June 15, 2001 was $2.30 per share. A 10% premium equals a rights offering price of $2.53 per share, 5% below the price per share of common stock issuable upon conversion of the preferred stock to be issued to ManTech. If all shares expected to be offered are sold, the estimated proceeds to GSE would be approximately $5.6 million before the fees and expenses related to the offering. The principal purposes of the offering are for repayment of a $1 million loan from ManTech (see below), working capital, strategic acquisitions, capital expenditures and general corporate purposes.

         On June 25, 2001, the Company issued an additional unsecured promissory note to ManTech that allowed the Company to borrow up to $1.0 million at an interest rate of prime plus one percent. The note is subordinated to the Company's credit facility. The note and accrued interest may be repaid from the cash receipts of the contemplated rights offering. If the rights offer is not completed, or does not provide sufficient cash to pay off the entire promissory note and accrued interest, the principal is payable over a two year period, in equal installments, commencing April 1, 2004, with interest payments to commence monthly on January 1, 2002.

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

         The Company is also subject to market risk related to the interest rates on its existing line of credit. As of June 30, 2001, such interest rates are based on the bank's prime rate plus 75 basis-points.

         As of June 30, 2001, $10.2 million of the Company's debt was subject to variable interest rates. A 100 basis-point change in such rates during the quarter ended June 30, 2001 would have changed the Company's interest expense by approximately $54,000.

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


         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

                                                                                      Votes
                 Proposal                    For        Against       Abstain        Withheld
     ______________________________      ___________    _______       _______      __________

1)   Election of directors:
          Chin-Our Jerry Jen               4,215,942       -             -             333,600
          Jerome I. Feldman                4,219,342       -             -             330,200
          George J. Pedersen               4,216,842       -             -             332,700

2)   Ratification of KPMG LLP as
     the Company's independent
     auditors for the current fiscal year  4,492,842      56,600           100         -



Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits

               None

         (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K effective March 21, 2001 regarding the sale of certain assets relating to GSE's VirtualPlant business under an asset purchase agreement in exchange for an equity interest in Avantium International B.V. ("Avantium"). This report on Form 8-K included the text of a press release dated March 12, 2001, the UK Asset Sale and Purchase Agreement, and the Avantium Asset Sale and Purchase Agreement filed as exhibits.



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



Date:  August 14, 2001                                GSE SYSTEMS, INC.



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