Form 10-Q
period 2001-09-30
GSE SYSTEMS INC
filed 2001-11-14
CIK 944480

Conformed

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2001.

                                       or

[  ] Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 for the Transition Period from __________________to _____________ .



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


                                  Yes X    No ___




As of November 2, 2001, there were 5,218,527 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX




                                                                          PAGE
PART I.   FINANCIAL INFORMATION                                              3


  Item 1.   Financial Statements:
            Consolidated Balance Sheets as of September 30, 2001             3
              and December 31, 2000
            Consolidated Statements of Operations for the Three and          4
              Nine Months Ended September 30, 2001 and September 30, 2000
            Consolidated Statements of Comprehensive Income for              5
              the Three and Nine Months Ended September 30, 2001
              and September 30, 2000
            Consolidated Statements of Cash Flows for the Nine               6
              Months Ended September 30, 2001 and September 30, 2000
            Notes to Consolidated Financial Statements                       7


  Item 2.   Management's Discussion and Analysis of Results of Operations    14
            and Financial Condition
  Item 3.   Quantitative and Qualitative Disclosure About Market Risk        22


PART II.   OTHER INFORMATION                                                 22


  Item 1.   Legal Proceedings                                                22
  Item 2.   Changes in Securities and Use of Proceeds                        22
  Item 3.   Defaults Upon Senior Securities                                  22
  Item 4.   Submission of Matters to a Vote of Security Holders              22
  Item 5.   Other Information                                                23
  Item 6.   Exhibits and Reports on Form 8-K                                 23

            SIGNATURES                                                       25


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                 GSE SYSTEMS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)

                                                                                     Unaudited
                                                                                September 30, 2001             December 31, 2000

ASSETS
Current assets:
     Cash and cash equivalents                                                            $ 977                       $ 1,465
     Restricted cash                                                                        164                            30
     Contract receivables                                                                18,741                        14,489
     Inventories                                                                          1,274                         1,587
     Prepaid expenses and other current assets                                            1,905                         2,520
     Deferred income taxes                                                                  877                           277
                                                                           -----------------------------  -------------------------
         Total current assets                                                            23,938                        20,368

Investment in Avantium Technologies B.V.                                                  7,503                         2,895
Property and equipment, net                                                               1,782                         2,299
Software development costs, net                                                           4,030                         5,067
Goodwill, net                                                                             2,554                         2,996
Deferred income taxes                                                                       847                           847
Restricted cash                                                                             340                           503
Other assets                                                                                809                           974
                                                                           -----------------------------  -------------------------
         Total assets                                                                  $ 41,803                      $ 35,949
                                                                           =============================  =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                  $ 1,387                       $ 2,347
     Accounts payable                                                                     3,228                         5,669
     Accrued expenses                                                                     1,410                         2,115
     Accrued compensation and payroll taxes                                               1,749                         1,940
     Billings in excess of revenue earned                                                 5,901                         1,366
     Accrued warranty reserves                                                              580                           462
     Other current liabilities                                                            1,821                           947
                                                                           -----------------------------  -------------------------
         Total current liabilities                                                       16,076                        14,846

Long-term debt                                                                           13,701                        11,840
Accrued warranty reserves                                                                   497                           550
                                                                           -----------------------------  -------------------------
         Total liabilities                                                               30,274                        27,236
                                                                           -----------------------------  -------------------------

Stockholders' equity:
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued
         and outstanding 5,218,527 in 2001 and 5,193,527 in 2000                             52                            52
     Additional paid-in capital                                                          22,457                        22,230
     Retained earnings (deficit) - at formation                                          (5,112)                       (5,112)
     Retained earnings (deficit) - since formation                                       (4,772)                       (7,555)
     Accumulated other comprehensive loss                                                (1,096)                         (902)
                                                                           -----------------------------  -------------------------
         Total stockholders' equity                                                      11,529                         8,713
                                                                           -----------------------------  -------------------------
         Total liabilities and stockholders' equity                                    $ 41,803                      $ 35,949
                                                                           =============================  =========================

        The accompanying notes are an integral part of these consolidated financial statements.



          GSE SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
        (in thousands, except per share data)
                     (Unaudited)


                                                             Three months                  Nine months
                                                           ended September 30,            ended September 30,
                                                           2001            2000           2001           2000

Contract revenue                                         $ 13,823        $ 13,694       $ 38,146       $ 42,119

Cost of revenue                                             9,469          10,022         27,538         29,460

Gross profit                                                4,354           3,672         10,608         12,659

Operating expenses
     Selling, general and administrative                    2,836           4,517          8,134         12,915
     Depreciation and amortization                            364             404          1,065          1,273

Total operating expenses                                    3,200           4,921          9,199         14,188

Operating income (loss)                                     1,154          (1,249)         1,409         (1,529)

Gain on sale of assets                                        -           -                3,273             -
Interest expense, net                                        (235)           (203)          (687)          (523)
Other income (expense), net                                   (15)             83            118            105


Income (loss) before income taxes                             904          (1,369)         4,113         (1,947)

Provision (benefit) for income taxes                          303            (500)         1,330           (710)

Net income (loss)                                           $ 601          $ (869)       $ 2,783       $ (1,237)
                                                      =============    =============   =============  =============
Basic earnings (loss) per common share                      $0.12         $ (0.17)        $ 0.54        $ (0.24)
                                                      =============    =============   =============  =============

Diluted earnings (loss) per common share                    $0.11         $ (0.17)        $ 0.53        $ (0.24)
                                                      =============    =============   =============  =============


     The accompanying notes are an integral part of these consolidated financial statements.


           GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands)
   (Unaudited)


                                                                   Three months          Nine months
                                                               ended September 30,        ended September 30,
                                                             -------------------------  ------------------------
                                                                 2001         2000          2001          2000
                                                             -----------  ------------  -----------   ----------

Net income (loss)                                               $ 601        $ (869)     $ 2,783      $ (1,237)

Foreign currency translation adjustment                            45          (344)        (194)         (485)
                                                             -----------  ------------  -----------   -----------
Comprehensive income (loss)                                     $ 646      $ (1,213)     $ 2,589      $ (1,722)
                                                             ===========  ============  ===========    ==========

                  The accompanying notes are an integral part of these consolidated financial statements.



                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)
                                                                                        Nine months
                                                                                     ended September 30,
                                                                                -----------------------------
                                                                                    2001            2000
                                                                                -------------   -------------
Cash flows from operating activities:
Net income (loss)                                                                   $ 2,783        $ (1,237)
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                    2,635           2,943
     Gain on sale of assets                                                          (3,273)            -
     Non-monetary consideration received for software licensed to
         Avantium Technologies B.V.                                                     -            (2,895)
     Deferred income taxes                                                             (600)           (636)
     Changes in assets and liabilities:
         Contract receivables                                                        (4,252)          2,048
         Inventories, prepaid expenses and other assets                                  56           1,398
         Accounts payable, accrued compensation and accrued expenses                 (3,989)         (1,428)
         Billings in excess of revenues earned                                        4,535            (767)
         Accrued warranty reserves                                                       65             121
         Other liabilities                                                              581            (855)
                                                                                -------------   ------------
Net cash used in operating activities                                                (1,459)         (1,308)
                                                                                -------------   -------------
Cash flows from investing activities:
     Capital expenditures                                                              (342)           (389)
     Capitalized software development costs                                            (584)         (1,580)
                                                                                -------------   -------------
Net cash used in investing activities                                                  (926)         (1,969)
                                                                                -------------   -------------
Cash flows from financing activities:
     Proceeds from issuance of notes payable to stockholder                            3,350             -
     (Restrictions) releases of cash as collateral under line of credit, net             29             -
     Increase (decrease) in borrowings under lines of credit                         (1,144)          2,247
     Proceeds from issuance of common stock                                              33             541
     Other financing activities, net                                                   (359)           (406)
                                                                                -------------   ------------
Net cash provided by financing activities                                             1,909           2,382
                                                                                -------------   -------------
Effect of exchange rate changes on cash                                                 (12)           (106)
                                                                                -------------   -------------

Net decrease in cash and cash equivalents                                              (488)         (1,001)
Cash and cash equivalents at beginning of period                                      1,465           2,695
                                                                                -------------   -------------

Cash and cash equivalents at end of period                                            $ 977         $ 1,694
                                                                                =============   =============


  The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months ended September 30, 2001 and 2000
                                   (Unaudited)



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

                                                        Three months                    Nine months
                                                    ended September 30,              ended September 30,
                                                 ------------------------------   ------------------------------
                                                    2001            2000             2001            2000
                                                 --------------  --------------   -------------   --------------
Weighted average shares outstanding - Basic       5,206,944       5,193,527       5,197,999        5,190,198
                                                 ==============  ==============   =============   ==============
Weighted average shares outstanding - Diluted     5,288,752       5,193,527       5,235,330        5,190,198
                                                 ==============  ==============   =============   ==============



            The difference between the basic and diluted number of weighted average shares outstanding for the quarters ended September 30, 2001 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. Common stock equivalents are not considered if their effect is anti-dilutive.

  3.    Inventories


            Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventories consist of the following:

Note 3 - Inventories

(in thousands)                                           September 30,      December 31,
                                                              2001              2000
                                                        -----------------  ---------------
Raw materials                                                $ 866          $ 1,084
Service parts                                                  408              503
                                                        -----------------  ---------------
      Total inventories                                    $ 1,274          $ 1,587
                                                        =================  ===============


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

            Software development costs capitalized were $282,000 and $564,000 for the three months ended September 30, 2001 and 2000, respectively. Total amortization expense was $492,000 and $589,000 for the three months ended September 30, 2001 and 2000, respectively.

            For the nine months ended September 30, 2001 and 2000, software development costs capitalized were $584,000 and $1,580,000, respectively. Total amortization expense was $1,570,000 and $1,700,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

  6.    Long-term Debt

            The Company has a $10.0 million bank line of credit (the "Credit Facility") under which the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., are jointly and severally liable as co-borrowers. The Credit Facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). GP Strategies Corporation, one of the Company's major stockholders, has provided a limited guarantee totaling $1.8 million. The interest rate on this line of credit is based on the bank's prime rate plus 0.75% (6.75% as of September 30, 2001), with interest only payments due monthly. At September 30, 2001, the Company's available borrowing base was approximately $10 million, of which approximately $8.1 million had been utilized. The Credit Facility expires on March 23, 2003.

            The Credit Facility requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. At September 30, 2001, the Company was in compliance with the covenants.

            In the fourth quarter of 2000, the Company issued a demand promissory note to ManTech International Corporation ("ManTech"), one of the Company's major stockholders, that allowed the Company to borrow up to $1.8 million at an interest rate of prime plus one percent. The promissory note was secured by the Company's pledge of its equity interest in Avantium, but such security interest was subordinate to the first lien thereon by the Company's bank. In the first quarter of 2001, the Company borrowed an additional $550,000 from ManTech and the promissory note was amended to increase the principal amount to $2.1 million. Subsequently, in the first quarter of 2001, and with ManTech's approval, the Company issued a replacement promissory note in the amount of $2.1 million to ManTech pursuant to which the Company's obligations to ManTech became unsecured and the principal is payable over a two-year period, in equal installments, commencing April 1, 2004, with interest payments to commence monthly on July 1, 2001. The note permits ManTech to convert the principal into GSE convertible preferred stock at a conversion rate of $100 per share. ManTech agreed to subordinate the note to the Company's Credit Facility.

            In 2000, ManTech had provided $1.8 million in standby letters of credit to the bank as additional collateral for the Company's credit facility. On April 6, 2001, ManTech agreed to allow the Company's bank to draw upon the letters of credit, thus paying down a portion of the Company's bank debt in exchange for additional subordinated debt in the Company. Accordingly, the Company's promissory note to ManTech was amended to increase the amount to $3.9 million. As permitted by the note, ManTech elected to convert its debt into equity in the form of convertible preferred stock at the conversion rate of $100 per share. Thus, the Company expects to issue 39,000 shares of Series A preferred stock to ManTech in the fourth quarter 2001. The Company has determined that the conversion of this debt into preferred stock does not constitute a beneficial conversion. The Series A convertible preferred stock has no voting rights and will have a stated dividend rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and interest will accrue at the stated rate on any unpaid dividends. ManTech at its discretion shall have the right to convert each share of Series A convertible preferred stock into GSE common stock at a purchase price of $2.645 per share at any time after a one-year holding period from the date of issuance. At the end of the third year from the date of issuance, the Series A convertible preferred stock automatically converts into GSE common stock. Prior to ManTech's conversion of the Series A convertible preferred stock to common stock, GP Strategies has the option to acquire 50% of the Series A convertible preferred stock for $1,950,000.

            On June 25, 2001, the Company issued an additional unsecured promissory note to ManTech that allowed the Company to borrow up to $1.0 million at an interest rate of prime plus one percent. The note is subordinated to the Company's Credit Facility. The note and accrued interest may be repaid from the cash receipts of a public equity offering (see Note 12, Subsequent Events). If the offering is not completed, or does not provide sufficient cash to pay off the entire promissory note and accrued interest, the principal is payable over a two-year period, in equal installments, commencing April 1, 2004, with interest payments to commence monthly on January 1, 2002.

  7.    Letters of Credit

            As of September 30, 2001, the Company was contingently liable for approximately $503,000 under four letters of credit used as payment bonds on contracts, all of which were secured by cash deposits classified as restricted cash in the consolidated balance sheet.

  8.    Authorized Common Stock

             At a special shareholder's meeting on August 2, 2001, the Company's shareholders approved an amendment to the Certificate of Incorporation increasing GSE's authorized common stock by 10 million shares to a total of 18 million shares. With this new allocation of common stock, the Company intends to issue approximately 3.7 million shares of common as follows: (a) 1,474,480 shares to cover the exchange of $3.9 million of the ManTech subordinated debt into convertible preferred stock as discussed in Note 6, Long-term Debt, and (b) 2,219,701 shares for a rights offering to non-affiliated stockholders (see Note 12, Subsequent Events).

  9.    Income Taxes

            The Company's effective tax rate is based on its best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the quarters ended September 30, 2001 and 2000 is primarily due to the effects of foreign operations being taxed at different rates, state income taxes and in 2001 the impact of deferred tax assets expected to be realized in the current year which previously had not been recognized by the Company as a result of a valuation allowance. As of September 30, 2001 and December 31, 2000, the aggregate deferred tax assets are recorded net of valuation allowances of approximately $4.8 million and $5.4 million, respectively. For the nine months ended September 30, 2001, the Company reduced its valuation allowance by approximately $600,000. The Company continues to evaluate the likelihood of realizing its remaining deferred tax assets. However, management currently believes that the remaining amounts of the Company's deferred tax assets are more likely than not to be realized.

 10.    Segment Information

            The Company's two reportable segments are its core business units Process and Power. (The Company's VirtualPlant business was reported under the Process segment.) The Company is primarily organized on the basis of these two business units. The Company has a wide range of knowledge of control and simulation systems and the processes those systems are intended to improve, control and model. The Company's knowledge is concentrated heavily in the process industries, which include the chemicals, food & beverage, and pharmaceuticals fields, as well as in the power generation industry. The Process business unit is primarily engaged in process control and simulation in a variety of commercial industries. Contracts typically range from three to nine months. The Power business unit is primarily engaged in simulation for the power generation industry, with the vast majority of customers being in the nuclear power industry. Contracts typically range from 18 months to three years.

            The Company evaluates the performance of its business units utilizing "Business Unit Contribution", which is substantially equivalent to earnings before interest and taxes before allocating any corporate expenses.

            The table below presents information about the reportable segments:


(in thousands)                       Three months ended September 30, 2001          Nine months ended September 30, 2001
                                  --------------------------------------------   --------------------------------------------
                                     Process        Power        Consolidated       Process        Power        Consolidated
Contract revenue                    $ 8,268        $ 5,555         $ 13,823       $ 17,744       $ 20,402         $ 38,146
                                  ============  =============  ===============   ============  =============  ===============
Business unit contribution          $ 2,159          $ (21)         $ 2,138        $ 2,434        $ 1,920          $ 4,354
                                  ============  =============  ===============   ============  =============  ===============

                                     Three months ended September 30, 2000          Nine months ended September 30, 2000
                                  --------------------------------------------   --------------------------------------------
                                     Process         Power        Consolidated       Process        Power        Consolidated
Contract revenue                    $ 6,694        $ 7,000         $ 13,694       $ 19,899       $ 22,220         $ 42,119
                                  ============  =============  ===============   ============  =============  ===============
Business unit contribution           $ (974)         $ 860           $ (114)      $ (1,721)       $ 3,646          $ 1,925
                                  ============  =============  ===============   ============  =============  ===============



            The Company sold its Belgian business in November 2000 and its VirtualPlant business in March 2001 (see Note 5, Investment in Avantium International B.V.). Whereas the Process segment contract revenue for the three months ended September 30, 2001 included no revenue from these divested businesses, the Process revenue for the three months ended September 30, 2000 included revenue of $1.5 million. For the nine months ended September 30, 2001 and 2000, Process revenue included $507,000 and $6.6 million, respectively, for these two divested businesses. The Process 2000 revenue also includes $2.9 million from a software-license sold to Avantium (see Note 5, Investment in Avantium International B.V.).

            Process business unit contribution for the three and nine months ended September 30, 2000 included losses of $1.7 million and $1.6 million, respectively, from the two divested businesses. In 2001, the Process business unit contribution included a loss for VirtualPlant of $471,000 prior to its sale in March 2001.

            A reconciliation of segment business unit contribution to consolidated income (loss) before taxes is as follows:

(in thousands)                                              Three months            Nine months
                                                        ended September 30,      ended September 30,
                                                      -------------------------    ---------------------------
                                                          2001          2000           2001           2000
                                                      -----------   -----------    -----------    ------------
Segment business unit contribution                      $ 2,138        $ (114)       $ 4,354         $ 1,925
Corporate expenses                                         (999)       (1,052)        (2,827)         (3,349)
Gain on disposition of assets                                -             -           3,273              -
Interest expense, net                                      (235)         (203)          (687)           (523)
                                                      -----------   -----------    -----------    ------------
  Income (loss) before income taxes                       $ 904      $ (1,369)       $ 4,113        $ (1,947)
                                                      ===========   ===========    ===========    ============



 11.    New Accounting Standards

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

            On July 20, 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method no longer is permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment at least annually. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies, will be January 1, 2002.

            In October 2001, The FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

 12.    Subsequent Events

            On October 25, 2001, the Company filed a final registration statement with the SEC for a fixed price rights offering which became effective on October 29, 2001. In early November, the Company distributed to non-affiliated holders of its common stock, based on an October 26, 2001 record date, subscription rights to purchase additional shares of common stock at a subscription price of $2.53 per share. Each non-affiliated holder of its common stock received .711 subscription rights for each share held as of the record date. Shareholders have until the expiration date of December 14, 2001 to subscribe to the offering. Rights holders who exercise their rights in full will also have the opportunity to subscribe for additional shares of common stock that are not purchased by other eligible rights holders.

            The pricing for the rights offering was approved by the Company's board of directors on May 30, 2001 at 10% above the market price on June 15, 2001. The market price on June 15, 2001 was $2.30 per share. A 10% premium equals a rights offering price of $2.53 per share, 5% below the price per share of common stock issuable upon conversion of the preferred stock to be issued to ManTech. If all shares offered are sold, the estimated proceeds to GSE would be approximately $5.6 million before the fees and expenses related to the offering. The principal purposes of the offering are for repayment of a $1 million loan from ManTech (see
        Note 6, Long-term Debt), working capital, strategic acquisitions, capital expenditures and general corporate purposes.

            Avantium International BV, of which GSE owns approximately 19% (see
        Note 5, Investment in Avantium BV) requires a significant amount of additional capital to continue its business operations. We have been advised that, under the terms of a pending financing, GSE's ownership will be diluted.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                  Nine Months ended September 30, 2001 and 2000

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

          The deregulation of the electric power industry and the California energy crisis have underscored the importance of efficient and reliable operations of power stations. The use of simulation to address these issues has resulted in new opportunities for GSE to improve the simulation fidelity of existing simulators and the supply of new simulators around the world. While GSE simulators are primarily utilized for power plant operator training, the uses are expanding to include engineering, plant modification studies, and operation efficiency improvements for both nuclear and fossil utilities. During plant construction, simulators are used to test control strategies and ensure on-time start-up. After commissioning, the same tools can be used to increase plant availability and optimize plant performance for the life of the facility.

         President Bush's National Energy Policy encourages the improvement of nuclear plant operating performance from 90%, the current level, to 92%. In the second quarter of 2001, GSE released several products using advanced signal analysis techniques to help nuclear plants achieve this increase in operating performance. GSE's Pegasus Plant Surveillance and Diagnosis System(TM) helps improve plant availability, safety and economy. Pegasus is a software package for semi-automatic plant surveillance and diagnostics and enables site engineers to perform detailed analysis for specified component faults, allowing the identification of degraded performance and replacement of components before they fail. SensBase(TM) provides comprehensive sensor test services, thus ensuring that changes in transmitters and other instruments do not jeopardize the function of the nuclear plant protection systems. BRUS(TM), a noise analysis program package, is a collection of signal analysis tools which allow users to detect developing abnormalities in the plant.

         The Company recently entered into two strategic marketing alliances which are expected to help expand the Power business. The first alliance is with General Physics Corporation, the leading supplier of operator instructional training programs for the Power industry. Whereas GSE is the leading manufacturer of operating training simulators for the Power industry, the alliance with General Physics Corporation will allow a more encompassing solution to both companies' client base and strengthen their respective product lines. In addition to cooperating in marketing of individual products, the companies will combine some of General Physics' extensive training materials and programs with GSE's power plant simulation models to provide truly interactive and adaptive total training solutions. GSE will also help sell and distribute General Physics' GFE product to GSE's customer base.

         The second alliance is with Powergen's Simulator Training Systems Group, a premier supplier of simulation systems and technology for Combined Cycle Gas Turbine (CCGT) power plants. The Simulator Training Systems Group has developed a range of distributed control system emulation tools necessary to effectively simulate the control systems for fossil and nuclear power plants. Power has the extensive knowledge, models and tools necessary to simulate the functionality of power plant systems. By combining the tool sets and jointly marketing this capability worldwide, the companies believe they can both significantly expand their offering and provide greater value to users in the nuclear, fossil and CCGT power industry.

         The Company is also looking to leverage the technology it acquired a few years ago for plant access control and intrusion detection in light of recent security concerns at nuclear plants and other sensitive locations. The Company has implemented its software at various nuclear power plants in the US, and sees applications at other facilities. The system is the command and control center that ties together card readers, retinal scanners, closed circuit TV and other field devices used for intrusion detection and personnel access control.


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

         Process released the latest version, 10.2, of its D/3 Distributed Control System(TM) software in December 2000. The new release furthers GSE's strategy of providing an open system able to seamlessly communicate with a variety of third-party hardware and software. By allowing maximum flexibility in selection of Input-Output systems, customers can take advantage of the latest control technology without costly replacement of their plant hardware. In September 2001, the Company received a $2.8 million contract from Archer Daniels Midland (ADM) to purchase upgrades for all of ADM's 24 D/3 systems worldwide to version 10.2. In addition, the Company received a $6.7 million three-year contract from Westinghouse Savannah River Company for D/3 version 10.2 hardware, licenses and services for a new Tritium Extraction processing facility.

         To expand within its traditional customer base, and gain new customers, Process embarked upon a program to modify its process control module (PCM) to increase its operating speed and reduce its manufacturing costs. This will allow the Company to bridge the cost gap between programmable logic controllers (PLCs) and the distributed control systems while providing the increased performance of a full-function distributed control system. Products based upon these modifications will start to be released in the fourth quarter of 2001 and continue into 2002. The Company has also initiated a campaign to find expanded distribution channels for its new products.

Results of Operations

         The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:

(in thousands)                        Three months ended September 30,           Nine months ended September 30,
                                   2001        %         2000        %        2001        %        2000        %
                                  ---------   -------   ---------  --------  ---------  --------  ---------   -------
Contract revenue                  $13,823    100.0%     $13,694    100.0%    $38,146    100.0%    $42,119    100.0%
Cost of revenue                     9,469     68.5 %     10,022     73.2%     27,538     72.2 %    29,460     69.9 %
                                  ---------   -------   ---------  --------  ---------  --------  ---------   -------
Gross profit                        4,354     31.5 %      3,672     26.8 %    10,608     27.8 %    12,659     30.1 %
                                  ---------   -------   ---------  --------  ---------  --------  ---------   -------
Operating expenses:
  Selling, general
  and administrative                2,836     20.5 %      4,517     33.0 %     8,134     21.3 %    12,915     30.7 %
  Depreciation and amortization       364      2.6 %        404      3.0 %     1,065      2.8 %     1,273      3.0 %
                                  ---------   -------   ---------  --------  ---------  --------  ---------   -------
Total operating expenses            3,200     23.1 %      4,921     35.9 %     9,199     24.1 %    14,188     33.7 %
                                  ---------   -------   ---------  --------  ---------  --------  ---------   -------
Operating income (loss)             1,154      8.3 %     (1,249)    (9.1)%     1,409      3.7 %    (1,529)    (3.6)%

Gain on sale of assets                -        0.0 %         -       0.0 %     3,273      8.6 %        -       0.0 %
Interest expense, net                (235)    (1.7)%       (203)    (1.5)%      (687)    (1.8)%      (523)    (1.2)%
Other income (expense), net           (15)    (0.1)%         83      0.6 %       118      0.3 %       105      0.2 %
                                  ---------   -------   ---------  --------  ---------  --------  ---------   -------
Income(loss)before income taxes       904      6.5 %     (1,369)   100.0%      4,113     10.8 %    (1,947)    (4.6)%

Provision(benefit)for income taxes    303      2.2 %       (500)    (3.7)%     1,330      3.5 %      (710)    (1.7)%
                                  ---------   -------   ---------  --------  ---------  --------  ---------   -------
Net income (loss)                   $ 601      4.3 %     $ (869)    (6.3)%    $2,783      7.3 %   $(1,237)    (2.9)%
                                  =========   =======   =========  ========  =========  ========  =========   =======




         Contract Revenue. Revenue for the three and nine months ended September 30, 2001 amounted to $13.8 million and $38.1 million, respectively, as compared with revenue of $13.7 million and $42.1 million for the three and nine months ended September 30, 2000.

         The Process business unit's revenue was $8.3 million for the third quarter 2001, compared with $6.7 million for the third quarter 2000; revenue for the nine months ended September 30, 2001 and 2000 was $17.7 million and $19.9 million, respectively. The Company sold its unprofitable Belgian subsidiary, GSE Process Solutions N.V., on November 30, 2000 to Newton Integrated Services B.V. of the Netherlands, and sold its VirtualPlant technology and assets on March 6, 2001 to Avantium. Whereas revenues for the three months ended September 30, 2001 included no revenues from these divested businesses, the revenues for the three months ended September 30, 2000 included revenues of $1.5 million. For the nine months ended September 30, 2001 and 2000, Process revenues included $507,000 and $6.6 million, respectively, for these two divested businesses. Included in the 2000 revenues was $2.9 million from the sale of licenses for five of GSE's software products to Avantium International B.V., in exchange for an equity interest in Avantium (see Note 5, Investment in Avantium International B.V. in the Notes to Consolidated Financial Statements). Excluding the revenue for these divested businesses, the Process business unit's revenue increased $3.1 million, or 60%, in the third quarter 2001 as compared with the prior year, and increased $3.9 million , or 29%, for the nine months ended September 30, 2001 as compared to the same period in the prior year. The increase in Process' continuing business revenue is mainly attributable to two significant orders received from Westinghouse Savannah River Corporation in the third quarter 2001.

           The Power business unit revenue decreased 20.6% in the third quarter, from $7.0 million in 2000 to $5.6 million in 2001. Revenue for the nine months ended September 30, 2001 and 2000 was $20.4 million and $22.2 million, respectively. The decrease in revenue is attributable to the completion of several large international projects in 2001 and fewer upgrades for simulators in the United States in 2001 as compared to 2000.

                  Gross Profit. Gross profit totaled $4.4 million (31.5% of revenue) for the quarter ended September 30, 2001, as compared with $3.7 million (26.8% of revenue) for the same period in 2000. The increase in gross margin as a percentage of revenue is largely due to the restructuring of the Process business unit, including the sale of the Belgian subsidiary and VirtualPlant businesses, the outsourcing of the Process manufacturing/assembly operation in November 2000, and personnel reductions.

         For the nine months ended September 30, 2001 and 2000, gross profit decreased from $12.7 million (30.1%) in 2000 to $10.6 million (27.8%) in 2001. The gross profit and gross profit margins for 2000 reflect the software licenses sold to Avantium in the first quarter 2000. Excluding the gross profit from sale of software licenses to Avantium the gross profit margin for 2000 was 24.9%.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $2.8 million in the quarter ended September 30, 2001, a 37.2% decrease from the $4.5 million for the same period in 2000. SG&A expenses for the nine months ended September 30, 2001 decreased 37.0% to $8.1 million as compared to $12.9 million for the same period in the prior year. The decreases in SG&A reflect reduced sales, marketing and corporate administration headcount, and lower net research and product development expenditures ("R&D"), as discussed below.

         Gross R&D totaled $499,000 in the third quarter of 2001, as compared with $1.1 million in the same period of 2000. Capitalized software development costs totaled $282,000 and $564,000 for the third quarter of 2001 and 2000, respectively. Accordingly, net R&D, expensed and included in SG&A, was $217,000 and $536,000 for the third quarters of 2001 and 2000, respectively. The Company's R&D expenditures were reduced significantly in 2001 due to the completion of three major development projects: VPbatch(TM), the Windows NT version of its FlexBatch(R) Recipe and Process Management software; initiatives to improve product ease of use of SimSuite Pro(TM), its process simulation product; and the release of version 10.2 of the D/3 Distributed Control System in December 2000.

         Similar reductions in R&D spending have occurred in the nine months ending September 30, 2001 versus September 30, 2000. Gross R&D spending in 2001 totaled $1.2 million versus $3.3 million in 2000; capitalized software development costs totaled $584,000 in 2001 versus $1.6 million in 2000; and net R&D, expensed and included in SG&A, was $624,000 in 2001 versus $1.7 million in 2000. R&D expenditures in 2001 are mainly related to improvements in the process control module for the Process D/3 system and the development of a high availability server system.

         Depreciation and Amortization. Depreciation expense totaled $197,000 and $267,000 during the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, depreciation expense was $562,000 and $888,000, respectively. The decrease in depreciation in 2001 is primarily due to disposals of fixed assets as the Company restructured its operations and divested certain businesses.

         Amortization of goodwill was $167,000 and $137,000 during the three months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001 and September 30, 2000, amortization expense was $503,000 and $394,000, respectively. The increase in amortization in 2001 reflects the increase in goodwill due to payments made for contingent consideration for prior year acquisitions.

         Operating Income (Loss). The Company had operating income of $1.2 million (8.3% of revenue) in the third quarter 2001, compared with an operating loss of $1.2 million (9.1% of revenue) for the same period in 2000. For the nine months ended September 30, 2001 and September 30, 2000, operating income (loss) was $1.4 million or 3.7% of revenue and ($1.5) million or (3.6)% of revenue, respectively.

         Excluding the operating results of the divested businesses, the Company's operating income for the third quarter 2001 was $1.2 million compared with $722,000 for the third quarter 2000 and for the nine months ended September 30, 2001 was $1.9 million compared with $810,000. The Company attributes its business restructuring initiatives for the improvement in operating income of its remaining businesses.

          Gain on Sale of Assets. On March 6, 2001, the Company sold its VirtualPlant business technology and assets to Avantium. GSE received 8% of Avantium's stock, thus increasing its holdings in Avantium to approximately 19%, and recognized a gain on the sale of $3.3 million, before income taxes. This gain was determined based on the estimated fair market value of the Avantium stock received, based on an independent appraisal, less the book value of the assets sold, approximately $700,000 in severance costs payable to certain former employees of VirtualPlant that were not hired by Avantium (these amounts will be paid during the balance of 2001), and other transaction expenses.

         Interest Expense, Net. Net interest expense increased to $235,000 for the quarter ended September 30, 2001, from $203,000 for the same period in 2000. For the nine months ended September 30, 2001 and September 30, 2000, net interest expense totaled $687,000 and $523,000, respectively. These increases are primarily attributable to an increase in the Company's average debt outstanding during the 2001 period in order to fund working capital requirements.

         Other Income (Expense), Net. Other income (expense) mainly reflects the receipt of $147,000 equity distribution from the Company's liquidated Joint Venture in China (this investment was written off in a prior year) offset by net foreign currency transaction losses.

         Provision for Income Taxes. The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the quarters ended September 30, 2001 and 2000 is primarily due to the effects of foreign operations being taxed at different rates, state income taxes and in 2001 the impact of deferred tax assets expected to be realized in the current year which previously had not been recognized by the Company as a result of a valuation allowance. As of September 30, 2001 and December 31, 2000, the aggregate deferred tax assets are recorded net of valuation allowances of approximately $4.8 million and $5.4 million, respectively. For the nine months ended September 30, 2001, the Company reduced its valuation allowance by approximately $600,000. The Company continues to evaluate the likelihood of realizing its remaining deferred tax assets.

Liquidity and Capital Resources

         As of September 30, 2001, the Company's cash and cash equivalents totaled $977,000, compared to $1,694,000 at September 30, 2001. The decrease in cash from September 30, 2000 to September 30, 2001 was mainly attributable to cash used in operating activities and investing activities partially offset by cash provided by financing activities.

         Cash from operating activities. Net cash used in operating activities was $1.5 million and $1.3 million for the nine months ended September 30, 2001 and 2000, respectively. The gain on the Company's sale of its VirtualPlant technology and assets to Avantium International B.V. in March 2001 ($3.3 million) was a non-monetary exchange that had no impact on the Company's operating cash flow in 2001. Likewise, the Company's $2.9 million licensing of software to Avantium in the first quarter 2000 for an equity stake in Avantium was also a non-monetary transaction. Significant changes in the Company's assets and liabilities in 2001 included an increase in contract receivables of $4.3 million, a $4.2 million reduction in accounts payable and accrued expenses, and a $4.5 million increase in billings in excess of revenues earned.

         Cash used in investing activities. Net cash used in investing activities for the first nine months of 2001 was $914,000, including $584,000 of capitalized software development costs and $330,000 for capital expenditures. For the comparable period of 2000, net cash used in investing activities was $1,969,000, comprised of $1,580,000 of capitalized software development costs and $389,000 of capital expenditures. The decrease in capitalized software costs was due to the completion of several development projects.

         Cash used in financing activities. Cash used in financing activities was $1.9 million in the nine month period ended September 30, 2001 as compared to cash generated from financing activities of $2.4 million in the nine month period ended September 30, 2000. In 2001, the Company reduced its borrowings under its bank line of credit by $1.1 million to a total of $8.1 million (versus an increase in the Company's bank line of credit of $2.2 million in 2000), but increased its borrowings from ManTech by $3.4 million to a total of $4.9 million.In 2000, GSE generated $500,000 from the sale of stock to ManTech.

         Other. The Company has a $10.0 million bank line of credit (the "Credit Facility") under which the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., are jointly and severally liable as co-borrowers. The Credit Facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). GP Strategies Corporation, a major stockholder, has provided a limited guarantee totaling $1.8 million. The interest rate on this line of credit is based on the bank's prime rate plus 0.75% (6.75% as of September 30, 2001), with interest only payments due monthly. At September 30, 2001, the Company's available borrowing base was approximately $10 million, of which approximately $8.1 million had been utilized.

         The Credit Facility requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. At September 30, 2001, the Company was in compliance with the bank covenants.

          In the fourth quarter of 2000, the Company had issued a demand promissory note to ManTech that allowed the Company to borrow up to $1.8 million at an interest rate of prime plus one percent. The promissory note was secured by the Company's pledge of its equity interest in Avantium, but such security interest was subordinate to the first lien thereon by the Company's bank. In the first quarter of 2001, the Company borrowed an additional $550,000 from ManTech and the promissory note was amended to increase the principal amount to $2.1 million. Subsequently, in the first quarter of 2001, and with ManTech's approval, the Company issued a replacement promissory note in the amount of $2.1 million to ManTech pursuant to which the Company's obligations to ManTech became unsecured and the principal is payable over a two-year period, in equal installments, commencing April 1, 2004, with interest payments to commence monthly on July 1, 2001. The note permits ManTech to convert the principal into GSE convertible preferred stock at a conversion rate of $100 per share. ManTech agreed to subordinate the note to the Company's credit facility.

         In 2000, ManTech provided $1.8 million in standby letters of credit to the bank as additional collateral for the Company's Credit Facility. On April 6, 2001, ManTech agreed to allow the Company's bank to draw upon ManTech's $1.8 million letter of credit which supported the Company's credit facility, thus paying down a portion of the Company's bank debt in exchange for additional subordinated debt in the Company. Accordingly, the Company's promissory note to ManTech was amended to increase the amount to $3.9 million. As permitted by the note, ManTech has elected to convert its debt into equity in the form of Series A convertible preferred stock at the conversion rate of $100 per share. Thus, the Company expects to issue 39,000 shares of Series A preferred stock to ManTech in the fourth quarter 2001. The Company has determined that the conversion of this debt into preferred stock does not constitute a beneficial conversion. The Series A convertible preferred stock has no voting rights and will bear dividends at the rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and compounded interest will accrue on any unpaid dividends. ManTech at its discretion shall have the right to convert each share of Series A convertible preferred stock into GSE common stock at a purchase price of $2.645 per share at any time after a one-year holding period from the date of issuance. At the end of the third year from the date of issuance, the Series A convertible preferred stock automatically converts into GSE common stock. Prior to ManTech's conversion of the Series A convertible preferred stock to common stock, GP Strategies has the option to acquire 50% of the Series A convertible preferred stock for $1,950,000.

         At a special shareholder's meeting on August 2, 2001, the Company's shareholders approved an amendment to the Certificate of Incorporation increasing GSE's authorized common stock by 10 millions shares to a total of 18 million shares. With this new allocation of common stock, the Company intends to issue approximately 3.7 million shares of common as follows: (a) 1,474,480 shares to cover the exchange of $3.9 million of the ManTech subordinated debt into convertible preferred stock as discussed above, and (b) 2,219,701 shares for a rights offering to non-affiliated stockholders.

         On October 25, 2001, the Company filed a final registration statement with the SEC for a fixed price rights offering which became effective on October 29, 2001. In early November, the Company distributed to non-affiliated holders of its common stock, based on an October 26, 2001 record date, subscription rights to purchase additional shares of common stock at a subscription price of $2.53 per share. Each non-affiliated holder of its common stock received .711 subscription rights for each share held as of the record date. Shareholders have until the expiration date of December 14, 2001 to subscribe to the offering. Rights holders who exercise their rights in full will also have the opportunity to subscribe for additional shares of common stock that are not purchased by other eligible rights holders.

         The pricing for the rights offering was approved by the Company's board of directors on May 30, 2001 at 10% above the market price on June 15, 2001. The market price on June 15, 2001 was $2.30 per share. A 10% premium equals a rights offering price of $2.53 per share, 5% below the price per share of common stock issuable upon conversion of the preferred stock to be issued to ManTech. If all shares offered are sold, the estimated proceeds to GSE would be approximately $5.6 million before the fees and expenses related to the offering. The principal purposes of the offering are for repayment of a $1 million loan from ManTech (see below), working capital, strategic acquisitions, capital expenditures and general corporate purposes.

         On June 25, 2001, the Company issued an additional unsecured promissory note to ManTech that allowed the Company to borrow up to $1.0 million at an interest rate of prime plus one percent. The Company used the loan proceeds for working capital purposes. The note is subordinated to the Company's credit facility. The note and accrued interest may be repaid from the cash receipts of the contemplated rights offering. If the rights offer is not completed, or does not provide sufficient cash to pay off the entire promissory note and accrued interest, the principal is payable over a two period, in equal installments, commencing April 1, 2004, with interest payments to commence monthly on January 1, 2002.

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

         The Company is also subject to market risk related to the interest rates on its existing line of credit. As of September 30, 2001, such interest rates are based on the bank's prime rate plus 75 basis-points.

          As of September 30, 2001, $13 million of the Company's debt was subject to variable interest rates. A 100 basis-point change in such rates during the quarter and nine months ended September 30, 2001 would have increased the Company's interest expense by approximately $28,000 and $82,000, respectively.




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

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

                             Proposal                              For         Against       Abstain      Votes Withheld
       ------------------------------------------------------  ------------   -----------   -----------   -------------

1)     Amendment to the Company's Certificate                   3,807,790      418,645         300             --
         of Incorporation increasing the Company's
         authorized common stock from
         8,000,000 shares to 18,000,000 shares

2)     Approve an amendment to the Company's                    2,667,591      472,774         485         1,085,885
         1995 Long-Term Incentive Plan



Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         None

         (b)  Reports on Form 8-K

        The Company filed a report on Form 8-K effective July 31, 2001 regarding the following transactions:

                (a) On January 1, 1999, GSE Systems, Inc. entered into
            employment agreements with Directors Jerome I. Feldman, George J. Pedersen, Scott N. Greenberg, and John A. Moore, Jr. to serve as executive employees, providing strategic planning in acquisitions and divestitures, management of financing arrangements, and customer and other business development activities.

                (b) On March 10, 2000, GSE Systems, Inc. entered into certain change of control agreements with the following current employees:
            Jerry Jen, President and COO, Jeffery G. Hough, Senior Vice President and Chief Financial Officer, Gill R. Grady, Senior Vice President, and Dion Freedman, Vice President (Process Business).


                (c) On May 3, 2001, GSE Systems, Inc. established an Executive
            Compensation Plan for Jerry Jen, who was appointed President on March 27, 2001. This report on Form 8-K included the Executive Compensation Plan between GSE Systems, Inc. and Jerry Jen filed as an exhibit.

                (d) On June 25, 2001, GSE Systems, Inc. issued a promissory note to ManTech International Corporation, one of its largest stockholders, in the amount of $1 million at an interest rate of prime plus 1% and used the loan proceeds for working capital purposes. This report on Form 8-K included the Promissory Note issued by GSE Systems, Inc. to ManTech International Corporation dated June 25, 2001 filed as an exhibit.

        The Company filed a report on Form 8-K effective August 15, 2001 regarding the following transactions:


                (a) On September 13, 1999, GSE Systems, Inc. issued Warrant
            Agreements to stockholders GP Strategies Corporation and ManTech International Corporation in consideration for their respective guarantees/support services in connection with Registrant's credit facilities. The essential terms and conditions of each Warrant Agreement are as follows: (1) number of warrants: 150,000 shares of GSE common stock; (2) warrant price: exercise price of $2.375 per share (reflecting the market price as of the date the board of directors approved the granting of the warrants); and (3) term of warrant: through August 16, 2003. This report on Form 8-K included the Warrant Agreement No. 1 dated September 13, 1999 between GSE Systems, Inc. and ManTech International Corporation; Warrant Agreement No. 2 dated September 13, 1999 between GSE Systems, Inc. and GP Strategies Corporation filed as exhibits.


                (b) On April 6, 2001, GSE Systems, Inc. entered into the Allonge and First Modification to Replacement Promissory Note with ManTech International Corporation. The essential terms and conditions of this Allonge are as follows: (1) ManTech had previously guaranteed the Registrant's credit facility up to $1.8 million, in the form of two separate letters of credit; (2) ManTech agreed to allow the Registrant's bank to draw down the full amount of the letters of credit, thereby reducing Registrant's debt level with the bank; and
            (3) as a result, the principal amount of the loan from ManTech increased by $1.8 million, from $2.1 million to $3.9 million. This report on Form 8-K included the Allonge and First Modification to Replacement Promissory Note dated April 6, 2001 between GSE Systems, Inc. and ManTech International Corporation filed as an exhibit.







                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 2001                      GSE SYSTEMS, INC.



                                            /S/ CHIN-OUR JERRY JEN
                                                Chin-Our Jerry Jen
                                          Chief Operating Officer and President
                                               (Principal Executive Officer)



                                             /S/ JEFFERY G. HOUGH
                                                 Jeffery G. Hough
                              Senior Vice President and Chief Financial Officer
                                (Prinipal Financial and Accounting Officer)