Form 10-Q
period 2002-03-31
GSE SYSTEMS INC
filed 2002-05-10
CIK 944480

Conformed

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002.
or

[ ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
     Exchange   Act   of   1934   for   the   Transition   Period   from

     ---------------------   to   ----------------------



Commission File Number:    0-26494


                                GSE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    52-1868008

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

                                                      Yes___X_____   No _____




As of May 3, 2002, there were 5,869,138 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                                                                  PAGE
           PART I.   FINANCIAL INFORMATION                                                                         3


           Item 1.   Financial Statements:
                     Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001                        3
                     Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and           4
                          March 31, 2001
                     Consolidated Statements of Comprehensive Income for the Three Months Ended March 31,          5
                          2002 and March 31, 2001
                     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and           6
                          March 31, 2001
                     Notes to Consolidated Financial Statements                                                    7


           Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition         13
           Item 3.   Quantitative and Qualitative Disclosure About Market Risk                                     19


           PART II.   OTHER INFORMATION                                                                            20


           Item 1.   Legal Proceedings                                                                             20
           Item 2.   Changes in Securities and Use of Proceeds                                                     20
           Item 3.   Defaults Upon Senior Securities                                                               20
           Item 4.   Submission of Matters to a Vote of Security Holders                                           20
           Item 5.   Other Information                                                                             20
           Item 6.   Exhibits and Reports on Form 8-K                                                              20


                     SIGNATURES                                                                                    21

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                GSE SYSTEMS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                 (in thousands, except share data)

                                                                                             Unaudited
                                                                                          March 31, 2002         December 31, 2001
                                                                                       ---------------------   ---------------------

                                                             ASSETS
Current assets:
     Cash and cash equivalents                                                                      $ 1,270                 $ 2,040
     Restricted cash                                                                                    314                     164
     Contract receivables                                                                            12,178                  11,608
     Proceeds of rights offering held by escrow agent                                                     -                   1,322
     Inventories                                                                                      1,696                   1,566
     Prepaid expenses and other current assets                                                        2,316                   2,335
     Deferred income taxes                                                                              587                     587
                                                                                       ---------------------   ---------------------
         Total current assets                                                                        18,361                  19,622

Investment in Avantium International B.V.                                                             2,898                   2,898
Property and equipment, net                                                                           1,965                   1,762
Software development costs, net                                                                       3,880                   3,806
Goodwill, net                                                                                         2,386                   2,386
Deferred income taxes                                                                                 1,013                   1,013
Restricted cash                                                                                         340                     340
Other assets                                                                                          1,619                   1,847
                                                                                       ---------------------   ---------------------
         Total assets                                                                              $ 32,462                $ 33,674
                                                                                       =====================   =====================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                              $ 6,878                 $ 2,284
     Accounts payable                                                                                 2,332                   2,163
     Accrued expenses                                                                                 1,084                   1,217
     Accrued compensation and payroll taxes                                                           1,207                   1,676
     Billings in excess of revenue earned                                                             3,697                   4,659
     Accrued contract and warranty reserves                                                             483                     415
     Income taxes payable                                                                               300                     103
     Other current liabilities                                                                           98                      87
                                                                                       ---------------------   ---------------------
         Total current liabilities                                                                   16,079                  12,604

Long-term debt                                                                                        1,417                   6,690
Accrued warranty reserves                                                                               504                     528
                                                                                       ---------------------   ---------------------
         Total liabilities                                                                           18,000                  19,822
                                                                                       ---------------------   ---------------------
Commitments and contingencies

Stockholders' equity:
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued
         and outstanding 5,869,138 and 5,741,138 in 2002 and 2001, respectively                          59                     57
     Series A Convertible preferred stock $.01 par value, 2,000,000 shares authorized,
         shares issued and outstanding 39,000 in 2002 and in 2001                                         -                       -
     Additional paid-in capital                                                                      27,796                  27,535
     Retained earnings (deficit) - at formation                                                      (5,112)                 (5,112)
     Retained earnings (deficit) - since formation                                                   (6,939)                 (7,313)
     Accumulated other comprehensive loss                                                            (1,342)                 (1,315)
                                                                                       ---------------------   ---------------------
         Total stockholders' equity                                                                  14,462                  13,852
                                                                                       ---------------------   ---------------------
         Total liabilities and stockholders' equity                                                $ 32,462                $ 33,674
                                                                                       =====================   =====================
          The accompanying notes are an integral part of these consolidated financial statements.


                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (Unaudited)


                                                                                       Three months
                                                                                      ended March 31,
                                                                                -----------------------------
                                                                                    2002            2001
                                                                                -------------   -------------

Contract revenue                                                                    $ 11,274        $ 12,478

Cost of revenue                                                                        7,791           9,506
                                                                                -------------   -------------

Gross profit                                                                           3,483           2,972
                                                                                -------------   -------------

Operating expenses
     Selling, general and administrative                                               2,618           2,820
     Depreciation and amortization                                                       140             361
                                                                                -------------   -------------
Total operating expenses                                                               2,758           3,181
                                                                                -------------   -------------

Operating income (loss)                                                                  725            (209)

Gain on sale of assets                                                                     -           3,273
Interest expense, net                                                                    (72)           (232)
Other income (expense), net                                                               47              24
                                                                                -------------   -------------


Income before income taxes                                                               700           2,856

Provision for income taxes                                                               268           1,142
                                                                                -------------   -------------

Net income                                                                             $ 432         $ 1,714
                                                                                =============   =============

Basic earnings per common share                                                       $ 0.06          $ 0.33
                                                                                =============   =============

Diluted earnings per common share                                                     $ 0.06          $ 0.33
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


                     GSE SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (in thousands)
                                (Unaudited)


                                                                                       Three months
                                                                                      ended March 31,
                                                                                ----------------------------
                                                                                    2002           2001
                                                                                -------------  -------------

Net income                                                                             $ 432        $ 1,714

Foreign currency translation adjustment                                                  (27)          (142)
                                                                                -------------  -------------

Comprehensive income                                                                   $ 405        $ 1,572
                                                                                =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.


                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)
                                                                                       Three months
                                                                                      ended March 31,
                                                                                -----------------------------
                                                                                    2002            2001
                                                                                -------------   -------------
Cash flows from operating activities:
Net income                                                                             $ 432         $ 1,714
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation and amortization                                                       589             887
     Gain on sale of assets                                                                -          (3,273)
     Changes in assets and liabilities:
         Contract receivables                                                           (570)          1,350
         Inventories, prepaid expenses and other assets                                 (124)            (62)
         Accounts payable, accrued compensation and accrued expenses                    (475)         (1,680)
         Billings in excess of revenues earned                                          (962)            501
         Accrued contract and warranty reserves                                           44               7
         Other liabilities                                                               165             989
                                                                                -------------   -------------
Net cash (used in) provided by operating activities                                     (901)            433
                                                                                -------------   -------------

Cash flows from investing activities:
     Capital expenditures                                                               (343)            (41)
     Capitalized software development costs                                             (523)           (152)
                                                                                -------------   -------------
Net cash used in investing activities                                                   (866)           (193)
                                                                                -------------   -------------

Cash flows from financing activities:
     Proceeds from issuance of note payable to related party                               -             550
     Repayment of note payable to related party                                         (250)              -
     Restrictions of cash as collateral under line of credit                            (150)              -
     Decrease in borrowings under lines of credit                                        (68)         (1,411)
     Proceeds from issuance of common stock, net of costs                              1,584               -
     Other financing activities, net                                                    (119)           (220)
                                                                                -------------   -------------
Net cash provided by (used in) financing activities                                      997          (1,081)
                                                                                -------------   -------------
Effect of exchange rate changes on cash                                                    -             (12)
                                                                                -------------   -------------
Net decrease in cash and cash equivalents                                               (770)           (853)
Cash and cash equivalents at beginning of year                                         2,040           1,465
                                                                                -------------   -------------
Cash and cash equivalents at end of period                                           $ 1,270           $ 612
                                                                                =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.



                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months ended March 31, 2002 and 2001
                                   (Unaudited)

1.       Basis of Presentation

            The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the "Company") without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002.

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

                                                                           Three months
                                                                          ended March 31
                                                                    ------------------------
                                                                        2002          2001
                                                                   -------------  -----------

            Weighted average shares outstanding - Basic             5,844,788     5,193,527
                                                                  ==============  ==========
            Weight average shares outstanding- Diluted              7,551,581     5,201,387
                                                                   =============  ===========

]
            The difference between the basic and diluted number of weighted average shares outstanding for the quarters ended March 31, 2002 and 2001 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The net income for the quarter ended March 31, 2002 was decreased by preferred stock dividends of $58,000 in calculating the per share amounts. For the quarter ended March 31, 2001, there were no preferred stock dividends.

3.       Inventories

            Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventories consist of the following:



(in thousands)                                           March 31,      December 31,
                                                            2002            2001
                                                        -------------  ---------------
Raw materials                                                $ 1,268          $ 1,143
Service parts                                                    428              423
                                                        -------------  ---------------
      Total inventories                                      $ 1,696          $ 1,566
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

            Software development costs capitalized were $523,000 and $152,000 for the quarters ended March 31, 2002 and 2001, respectively. Total amortization expense was $449,000 and $526,000 for the quarters ended March 31, 2002 and 2001, respectively.

5.       Investment in Avantium International B.V.

            On February 24, 2000, the Company licensed certain of its simulation software products to Avantium International B.V. ("Avantium") in exchange for 251,501 shares of Avantium preferred stock and 352,102 shares of Avantium common stock, valued at $2.8 million. The software license, which is perpetual in nature, gives Avantium the right to use the software in the development of new software products. Each share of preferred stock is convertible into common stock.

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

6.       Long-term Debt

            The Company's long-term debt consists of the following notes payable and other financing arrangements:



(in thousands)                                                 March 31,         December 31,
                                                                  2002               2001
                                                            -----------------  -----------------
Line of credit with bank                                             $ 4,920            $ 4,988
Obligations under financing leases                                     2,403              2,645
Notes payable to related parties                                         843              1,100
Notes payable, other                                                     129                241
                                                            -----------------  -----------------
      Total notes payable and financing arrangements                   8,295              8,974
Less amounts payable within one year                                   6,878              2,284
                                                            -----------------  -----------------
      Long-term portion                                              $ 1,417            $ 6,690
                                                            =================  =================



             Line of Credit

            The Company has a $10.0 million bank line of credit under which the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., are jointly and severally liable as co-borrowers. The credit facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sub limit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). GP Strategies Corporation, one of the Company's major stockholders, has provided a limited guarantee totaling $1.8 million. The interest rate on this line of credit is based on the bank's prime rate plus 0.75% (5.50% as of March 31, 2002), with interest only payments due monthly. At March 31, 2002, the Company's available borrowing base was approximately $5.4 million, of which approximately $4.9 million had been utilized. The credit facility expires on March 23, 2003. Accordingly, the Company has classified the borrowings under the line of credit as current as of March 31, 2002.

            The credit facility requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. At March 31, 2002, the Company was in compliance with the covenants.

            Notes Payable to Related Parties

            On June 25, 2001, the Company issued an additional unsecured promissory note to ManTech for $1.0 million at an interest rate of prime plus one percent. The Company used the loan proceeds for working capital purposes. The note is subordinated to the Company's credit facility. As
        of March 31, 2002, the Company has $750,000 due to ManTech.   The
        Company has an additional unsecured promissory note to a former employee for $93,000 which expires April 14, 2005.

            Obligations under financing leases

            As of March 31, 2002, the Company has five separate contracts with a customer for the lease of certain hardware and software under 36-month leases. The Company has accounted for the leases as sales-type leases. The Company assigned the payments due under the sales-type leases to a third-party financing company and received proceeds of $2,198,000 for the year ended December 31, 2001. Since the Company remains contingently liable for amounts due to the third-party financing company, the remaining investment in and obligation under the financing leases are reflected in the Company's balance sheets as follows:



(in thousands)                                                 March 31,         December 31,
                                                                  2002               2001
                                                            -----------------  -----------------
Net investment in sales-type leases:
      Prepaid expense and other assets                               $ 1,051            $ 1,016
      Other assets                                                     1,352              1,629
                                                            -----------------  -----------------
           Total net investment                                      $ 2,403            $ 2,645
                                                            =================  =================

Obligation under financing leases:
      Current portion of long-term debt                              $ 1,051            $ 1,016
      Long-term debt                                                   1,352              1,629
                                                            -----------------  -----------------
           Total obligations                                         $ 2,403            $ 2,645
                                                            =================  =================



7.       Series A Preferred Stock

            The Series A convertible preferred stock has no voting rights and bears dividends at the rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and compounded interest will accrue on any unpaid dividends. ManTech at its discretion has the right to convert each share of Series A convertible preferred stock into GSE common stock at a purchase price of $2.645 per share at any time after a one-year holding period from the date of issuance. In December 2004, the Series A convertible preferred stock automatically converts into GSE common stock.

8.       Letters of Credit

            As of March 31, 2002, the Company was contingently liable for approximately $654,000 under five letters of credit used as payment bonds on contracts, all of which were secured by cash deposits classified as restricted cash in the consolidated balance sheet.

9.       Income Taxes

            The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the quarters ended March 31, 2002 and 2001 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of March 31, 2002 and December 31, 2001, the aggregate deferred tax assets are recorded net of a valuation allowance of $4.9 million.

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

            The table below presents information about the reportable segments:


(in thousands)                                              Three months ended March 31, 2002
                                                       ---------------------------------------------
                                                         Process         Power        Consolidated
Contract revenue                                           $ 6,701        $ 4,573          $ 11,274
                                                       ============   ============   ===============
Business unit contribution                                 $ 1,652         $ (120)          $ 1,532
                                                       ============   ============   ===============

                                                            Three months ended March 31, 2001
                                                       ---------------------------------------------
                                                         Process         Power        Consolidated
Contract revenue                                           $ 5,314        $ 7,164          $ 12,478
                                                       ============   ============   ===============
Business unit contribution                                  $ (157)       $ 1,024             $ 867
                                                       ============   ============   ===============




            The Company sold its VirtualPlant technology and assets in March 2001 (see Note 5, Investment in Avantium International B.V.). Contract revenue for the Process segment includes revenue for the VirtualPlant business of $507,000 for the quarter ended March 31, 2001. Business unit contribution for the Process segment includes a loss for VirtualPlant of $471,000 for the quarter ended March 31, 2001.

            A reconciliation of segment business unit contribution to consolidated income before taxes is as follows:

(in thousands)                                                Three months
                                                            ended March 31,
                                                      ----------------------------
                                                           2002           2001
                                                      -------------  -------------
Segment business unit contribution                         $ 1,532          $ 867
Corporate expenses                                            (760)        (1,052)
Gain on disposition of assets                                    -          3,273
Interest expense, net                                          (72)          (232)
                                                      -------------  -------------
      Income before income taxes                             $ 700        $ 2,856
                                                      =============  =============


11.      Recent Accounting Pronouncements

            On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company is required to complete the first step of the transitional impairment test for goodwill within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the calendar year. The Company anticipates the results of this assessment will not have a material impact on the consolidated financial statements.

            Pro forma net income and net income per share for the three months ended March 31, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:

           (in thousands, except for per share amounts)

                                                     Three months
                                                   ended March 31, 2001

Net income, as reported                                      $ 1,714
Add: goodwill amortization, net of tax                           149
                                                   ------------------

Net income, as adjusted                                      $ 1,863
                                                   ==================

Net income per share, as reported:

Basic                                                         $ 0.33
Diluted                                                       $ 0.33

Net income per share, as adjusted:

Basic                                                         $ 0.36
Diluted                                                       $ 0.36


            In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. " Adoption of this Statement, on January 1, 2002, did not have a material impact on the Company's financial statements.



12.      Reclassifications

            Certain prior year amounts have been reclassified to conform to the current year presentation.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
               For the Three Months ended March 31, 2002 and 2001

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition Cautionary Statement Regarding Forward-Looking Statements

         This report contains certain forward-looking statements. Any statements contained here in that are not statements of historical facts may be deemed forward-looking statements. These statements are based on management's current beliefs and expectations and are subject to numerous risks and uncertainties and changes in circumstances. Actual results may differ materially from these forward-looking statements due to changes in global, economic, business, governmental, technical, competitive, market and regulatory factors.

Critical Accounting Policies and Estimates

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

         Capitalization of Computer Software Development costs. In accordance with SFAS 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At March 31, 2002, the Company has net capitalized software development costs of $3.9 million. On an annual basis, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's balance sheet.

         Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS 109 "Accounting for Income Taxes", management makes an annual assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its realizable value. At March 31, 2002, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $13.5 million which can be utilized over the next twenty years. Management believes it is more likely than not that the Company will generate sufficient taxable income to recover $1.6 million of its deferred tax asset. The recovery of the remaining net deferred tax asset is significantly less certain and, accordingly, the Company has established a valuation allowance for the balance of its deferred tax assets of $4.9 million. If future taxable income is less than management's estimates, the amount of the net deferred tax assets on the Company's balance sheet will require an additional valuation allowance. Additionally, if the Company is able to realize higher taxable income the valuation allowance could be reduced.

General Business Environment

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

         Power Simulation Business.

         The Company's Power Simulation Business Unit ("Power") is continuing its efforts to expand its leadership in nuclear simulation technology to the fossil simulation marketplace. The Company is web-enabling its simulation products to provide cost effective solutions for fossil simulation. In addition, the deregulation of the electric power industry has increased the importance of efficient and reliable operations of power stations. The use of simulation to address these issues has resulted in new opportunities for GSE to improve the simulation fidelity of existing simulators and the supply of new simulators around the world. While GSE simulators are primarily utilized for power plant operator training, the uses are expanding to include engineering, plant modification studies, and operation efficiency improvements for both nuclear and fossil utilities. During plant construction simulators are used to test control strategies and ensure on-time start-up. After commissioning, the same tools can be used to increase plant availability and optimize plant performance for the life of the facility.

         The Company recently announced an agreement with RedStorm Scientific LLC for the use of GSE software in the drug discovery process. RedStorm Scientific LLC is a privately held computational drug design company. Its technology (patents pending), known as Fyrestar, utilizes bio-informatics and computer-aided molecular design to create lead compounds that are developed into successful new drugs. It greatly reduces the significant cost associated with screening thousands of potential compounds common in the drug development process. Under the terms of the agreement, GSE will utilize its eSMART simulation software and graphical user interface that will allow scientists to easily access and use the Fyrestar technology graphically displaying results as the calculations take place. This will allow scientists the opportunity to adjust their assumptions in real time, and further improve results.

         Process Control Business

         To expand within its traditional customer base and gain new customers, Process has embarked upon a program to develop a lower-cost, next generation process controller using the latest microprocessor technology. This new controller will be part of the second quarter 2002 D/3 product release which will also include enhanced alarming and improved security features. This new version of the D/3 product, called D/3 Compact, will allow the Company to bridge the cost gap between programmable logic controllers (PLCs) and the distributed control systems while providing the increased performance of a full-function distributed control system. This more cost effective solution will enable existing customers to apply automation to areas of their plants that could not previously afford the benefits of a full distributed control system. The Company has initiated a campaign to find expanded distribution channels for its new products, particularly in smaller, batch applications where previously the power of the D/3 could not be cost effectively applied.

         Plant Security Business

         In light of recent security concerns at nuclear plants and other sensitive locations, the Company has begun marketing the technology it acquired several years ago for plant access control and intrusion detection. The Company has implemented its system at several nuclear power plants in the U.S. and is pursuing applications at other facilities. The system is a command and control center that integrates information card readers, retinal scanners, closed circuit TV and other filed devices used for intrusion detection and personnel access control. The Company has recently hired a manager to develop a business plan for the expansion of this security business. The Company is also teaming with ManTech Security Technologies Company, a subsidiary of one of its major shareholders, to provide turnkey capabilities to the nuclear industry. Services include threat and vulnerability assessments, risk mitigation plans, cost/benefit analysis, security system design, implementation, testing and training.

         The Company also believes it is uniquely qualified to apply its plant design and operations knowledge as wells as simulation technology to help customers analyze security threats and develop strategies to test plant recovery strategies in the event of an accident.

Results of Operations

         The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:


(in thousands)                                     Three months ended March 31,
                                           ----------------------------------------------
                                             2002          %          2001         %
                                           ----------   ---------  -----------  ---------
Contract revenue                             $11,274     100.0 %      $12,478    100.0 %
Cost of revenue                                7,791      69.1 %        9,506     76.2 %
                                           ----------   ---------  -----------  ---------

Gross profit                                   3,483      30.9 %        2,972     23.8 %
                                           ----------   ---------  -----------  ---------
Operating expenses:
     Selling, general and administrative       2,618      23.2 %        2,820     22.6 %
     Depreciation and amortization               140       1.3 %          361      2.9 %
                                           ----------   ---------  -----------  ---------
Total operating expenses                       2,758      24.5 %        3,181     25.5 %
                                           ----------   ---------  -----------  ---------

Operating income (loss)                          725       6.4 %         (209)    (1.7)%

Gain on sale of assets                             -       0.0 %        3,273     26.2 %
Interest expense, net                            (72)     (0.6)%         (232)    (1.9)%
Other income (expense), net                       47       0.4 %           24      0.2 %
                                           ----------   ---------  -----------  ---------

Income before income taxes                       700       6.2 %        2,856     22.9 %

Provision for income taxes                       268       2.4 %        1,142      9.2 %
                                           ----------   ---------  -----------  ---------

Net income                                     $ 432       3.8 %      $ 1,714     13.7 %
                                           ==========   =========  ===========  =========


         Contract Revenue. Total contract revenue for the quarter ended March 31, 2002 totaled $11.3 million, which was 9.6% lower than the $12.5 million total revenue for the quarter ended March 31, 2001.

         The Process business unit's revenue was $6.7 million for the first quarter 2002 compared with $5.3 million in the same period of 2001, a 26.4% increase. The increase in Process' revenue is mainly attributable to several significant orders received from Westinghouse Savannah River Corporation. In the first quarter 2002, revenue generated from work performed for Westinghouse Savannah River Corporation totaled 49.3% of total Process revenue, versus 35.0% in the first quarter 2001. Included in 2001 revenue was $507,000 related to Process's VirtualPlant business which was sold to Avantium International B.V. in March 2001.

         The Power business unit revenue decreased 36.2% in the three months ended March 31, 2002 as compared to the same period in the prior year, from $7.2 million to $4.6 million. Although there was increased activity in the U.S. nuclear upgrade market in the first quarter 2002 as compared to the prior year, international revenues have decreased due to the completion of several large projects.

         Gross Profit. Gross profit totaled $3.5 million (30.9% of revenue) for the quarter ended March 31, 2002, as compared with $3.0 million (23.8% of revenue) for the quarter ended March 31, 2001. The improvement in gross profit margins for the first quarter 2002 reflects the sale of Process' VirtualPlant business in March 2001 (this business had negative gross profit of $264,000 in the first quarter 2001), higher Process project margins, and lower software amortization.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $2.6 million in the quarter ended March 31, 2002, a 7.2% decrease from the $2.8 million for the same period in 2001. The Process business unit hired one additional salesperson in the first quarter 2002, as well as a new marketing manager who has been charged with developing the business unit's marketing strategy, revitalizing the company's marketing collateral, and planning the product introductions for the D/3Version 11 and the new D/3 Compact. The Power business has hired two marketing personnel for its security business. These increases were more than offset by a decrease in the corporate expenses (corporate first quarter 2001 expenses included $200,000 of severance costs), a reduction in SG&A related to Process' VirtualPlant business which was sold in March 2001, and a reduction in the net research and product development expenditures ("R&D"), as discussed below.

         Gross R&D totaled $626,000 in the first quarter of 2002, as compared with $368,000 in the same period of 2001. Capitalized software development costs totaled $523,000 and $152,000 for the first quarter of 2002 and 2001, respectively. Accordingly, net R&D expensed and included in SG&A was $102,000 and $216,000 for the first quarter of 2002 and 2001, respectively. The increase in the Company's R&D expenditures was related to:

     -- the development of the Process D/3 Compact, a smaller, redesigned version of the D/3 distributed control system which is aimed at smaller automation applications. This entry level offering will combine the low cost found in PLC solutions with the high functionality of a distributed control system. This new product is expected to be released by the end of the 2002.

     -- The replacement of the Graphic User Interfaces (GUI) for our Power GSuite and Topmeret tools with a Java based GUI, which will provide platform independence and internet enabling.

         Depreciation and Amortization. Depreciation expense totaled $140,000 and $192,000 during the quarters ended March 31, 2002 and 2001, respectively. The decrease in depreciation in the first quarter 2002 as compared to the same period in 2001 is due to certain assets becoming fully depreciated.

         Due to the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, goodwill is no longer amortized, but is subject to an annual test of impairment at least annually. Thus, the Company recognized $169,000 of goodwill amortization in the first quarter 2001 versus none in the first quarter 2002. See Footnote 10, "Recent Accounting Pronouncements" in the Notes to Consolidated Financial Statements.

         Gain on Sale of Assets. On March 6, 2001, the Company sold its VirtualPlant business technology and assets to Avantium International B.V. GSE received 8% of Avantium's stock, thus increasing its holdings in Avantium to approximately 19%, and recognized a gain on the sale of $3.3 million, before income taxes. This gain was determined based on the estimated fair market value of the Avantium stock received, based on an independent appraisal, less the book value of the assets sold, approximately $700,000 in severance costs payable to certain former employees of VirtualPlant that were not hired by Avantium, and other transaction expenses. See Footnote 5, "Investment in Avantium International B.V." in the Notes To Consolidated Financial Statements.

         Operating Income (Loss). The Company had operating income of $725,000 (6.4% of revenue) in the first quarter 2002, as compared with an operating loss of $209,000 (1.7% of revenue) for the same period in 2001. The increase was due to higher gross margins in the first quarter 2002, the reduction in SG&A expenditures, and the change in accounting methodology for goodwill amortization as of January 1, 2002.

         Interest Expense, Net. Net interest expense decreased 69% from $232,000 in the quarter ended March 31, 2001 to $72,000 for the same quarter in 2002. This decrease is due to lower interest rates in the first quarter 2002 versus 2001 (5.5% average and 8.92% average, respectively), a reduction in the average bank debt outstanding ($7.3 million average for the three months ended March 31, 2001 versus $4.5 million average for the twelve months ended march 31, 2002), and a reduction in the average balance outstanding on the Company's subordinated debt to ManTech ($1.9 million average for the first quarter 2001 versus $750,000 average for the first quarter 2002).

         Other Income (Expense), Net. Other income (expense) mainly reflects recognized foreign currency transaction gains.

         Provision for Income Taxes. The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the quarters ended March 31, 2002 and 2001 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of March 31, 2002 and December 31, 2001, the aggregate deferred tax assets are recorded net of a valuation allowance of $4.9 million.

Liquidity and Capital Resources

         As of March 31, 2002, the Company's cash and cash equivalents totaled $1,270,000, compared to $2,040,000 at March 31, 2001.

         Cash from operating activities. Net cash used in operating activities was ($901,000) for the quarter ended March 31, 2002. Significant changes in the Company's assets and liabilities in 2002 included:

    -- an increase in contract receivables of $571,000 largely related to the Westinghouse Savannah River Corp. projects, and

    -- a $962,000 reduction in billings in excess of revenues earned. The Company had received orders from two Process customers in the third quarter 2001 that allowed GSE to invoice the customer in full prior to the work being completed. The reduction in billings in excess reflects the completion of a portion of these two contracts in the first quarter 2002.

         Net cash provided by operating activities for the quarter ended March 31, 2001 was $433,000. The gain on the Company's sale of its VirtualPlant technology and assets to Avantium International B.V. ($3.3 million) was a non-monetary asset exchange that had no impact on the Company's operating cash flow in 2001. Significant changes in the Company's assets and liabilities in 2001 included a reduction in contract receivables of $1.4 million and a $1.7 million reduction in accounts payable and accrued expenses. The Company issued a significant number of customer invoices in December 2000 which were collected in the first quarter 2001, and the cash received was used to paydown the Company's liabilities.

         Cash used in investing activities. Net cash used in investing activities was $866,000 in the first quarter 2002, including $523,000 of capitalized software development costs and $343,000 for capital expenditures.

         In the first quarter 2001, net cash used in investing activities was $193,000, consisting of $152,000 of capitalized software development costs and $41,000 for capital expenditures.

         Cash provided by financing activities. During the quarter ended March 31, 2002, the Company generated $997,000 net cash through financing activities. The Company received $1.3 million from its escrow agent in January 2002 from a fixed-price rights offering which was completed on December 21, 2001 and received $262,000 from the exercise of employee stock options. The Company decreased its borrowings under its bank line of credit by $68,000 to a total of $4.9 million, and decreased its borrowings from ManTech International Corporation by $250,000 to a total of $750,000. In addition, the Company issued a $150,000 letter of credit that was cash collateralized. Letters of credit are issued by the Company in the ordinary course of business through banks as required by certain contracts and proposal requirements.

         In the first quarter of 2001, the Company utilized $1.1 million net cash in financing activities. The Company decreased its borrowings under its bank line of credit by $1.4 million to a total of $7.9 million. In the fourth quarter of 2000, the Company had issued a demand promissory note to ManTech that allowed the Company to borrow up to $1.8 million at an interest rate of prime plus one percent of which $1.6 million was outstanding at December 31, 2000. In the first quarter of 2001, the Company borrowed an additional $550,000 from ManTech, and the promissory note was amended to increase the principal amount to $2.1 million.

Credit Facilities

         The Company has a $10.0 million bank line of credit with a bank which matures on March 23, 2003. The credit facility provides for borrowings up to a total $10.0 million to support working capital needs and foreign letters of credit. At March 31, 2002, the Company's available borrowing base was $5.4 million, of which approximately $4.9 million had been utilized. The credit facility requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. At March 31, 2002, the Company was in compliance with the bank covenants. As of March 31,2002, the Company has classified the borrowings under the line of credit as current. See Note 6, "Long-term Debt", in the Notes to Consolidated Financial Statements" for additional details about this line of credit.

         On June 25, 2001, the Company issued an unsecured promissory note to ManTech that allowed the Company to borrow up to $1.0 million at an interest rate of prime plus one percent. The note is subordinated to the Company's credit facility. In January 2002, the Company repaid ManTech $250,000 of the note from the proceeds of a fixed-price rights offering that was completed in December 2001.

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

         The Company is also subject to market risk related to the interest rates on its existing line of credit. As of March 31, 2002, such interest rates are based on the bank's prime rate plus 75 basis-points.

         As of March 31, 2002, $5.7 million of the Company's debt was subject to variable interest rates. A 100 basis-point change in such rates during the quarter ended March 31, 2002 would have changed the Company's interest expense by approximately $14,000.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               None

         (b)  Reports on Form 8-K

              The Company filed a report on Form 8-K effective March 25, 2002 regarding GSE's execution of the Subscription and Shareholders' Agreement for Avantium International B.V. ("Avantium") on January 22, 2002. This Agreement superseded the Subscription and Shareholders' Agreement dated February 24, 2000, as amended.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 10, 2002               GSE SYSTEMS, INC.



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