Form 10-Q
period 2002-06-30
GSE SYSTEMS INC
filed 2002-08-14
CIK 944480

Conformed

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2002.
 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________to _______________.



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

                                  Yes X No ___




As of July 31, 2002, there were 5,869,138 shares of the Registrant's common stock outstanding.

                                                         GSE SYSTEMS, INC.

                                                   QUARTERLY REPORT ON FORM 10-Q

                                                               INDEX


                                                                            PAGE
PART I.   FINANCIAL INFORMATION                                               3


Item 1.   Financial Statements:
          Consolidated Balance Sheets as of June 30, 2002 and                 3
             December 31, 2001

          Consolidated Statements of Income for the Three and Six Months      4
             Ended June 30, 2002 and June 30, 2001

          Consolidated Statements of Comprehensive Income for the             5
             Three and Six Months Ended 5 June 30, 2002 and June 30, 2001

          Consolidated  Statements  of Cash  Flows for the Six Months         6
             Ended June 30,  2002 and June 30, 2001

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Results of Operations      13
             and Financial Condition

Item 3.   Quantitative and Qualitative Disclosure About Market Risk          21


PART II.  OTHER INFORMATION                                                  22


Item 1.   Legal Proceedings                                                  22

Item 2.   Changes in Securities and Use of Proceeds                          22

Item 3.   Defaults Upon Senior Securities                                    22

Item 4.   Submission of Matters to a Vote of Security Holders                22

Item 5.   Other Information                                                  22

Item 6.   Exhibits and Reports on Form 8-K                                   22


          SIGNATURES                                                         23
          CERTIFICATIONS                                                     24

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                   GSE SYSTEMS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                    (in thousands, except share data)

                                                                                             Unaudited
                                                                                           June 30, 2002        December 31, 2001
                                                                                        --------------------    --------------------

                          ASSETS
Current assets:
     Cash and cash equivalents                                                                  $ 1,041                  $ 2,040
     Restricted cash                                                                                314                      164
     Contract receivables                                                                         9,963                   11,608
     Proceeds of rights offering held by escrow agent                                               -                      1,322
     Inventories                                                                                  1,532                    1,566
     Prepaid expenses and other current assets                                                    2,743                    2,335
     Deferred income taxes                                                                          587                      587
                                                                                          ______________                ____________
        Total current assets                                                                     16,180                   19,622

Investment in Avantium International B.V.                                                         2,898                    2,898
Property and equipment, net                                                                       1,938                    1,762
Software development costs, net                                                                   4,426                    3,806
Goodwill, net                                                                                     2,386                    2,386
Deferred income taxes                                                                             1,013                    1,013
Restricted cash                                                                                     340                      340
Other assets                                                                                      3,247                    1,847
                                                                                          ______________                ____________
        Total assets                                                                           $ 32,428                 $ 33,674
                                                                                          ______________                ____________

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                          $ 5,716                  $ 2,284
     Accounts payable                                                                             2,316                    2,163
     Accrued expenses                                                                               830                    1,217
     Accrued compensation and payroll taxes                                                       1,215                    1,676
     Billings in excess of revenue earned                                                         3,279                    4,659
     Accrued contract and warranty reserves                                                         437                      415
     Income taxes payable                                                                           510                      103
     Other current liabilities                                                                       25                       87
                                                                                          ______________                ____________
        Total current liabilities                                                                14,328                   12,604

Long-term debt                                                                                    2,885                    6,690
Accrued warranty reserves                                                                           523                      528
                                                                                          ______________                ____________
        Total liabilities                                                                        17,736                   19,822
                                                                                          ______________                ____________
Commitments and contingencies

Stockholders' equity:
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued
        and outstanding 5,869,138 and 5,741,138 in 2002 and 2001, respectively                       59                       57
     Series A Convertible preferred stock $.01 par value, 2,000,000 shares authorized,
        shares issued and outstanding 39,000 in 2002 and 2001                                -                         -
     Additional paid-in capital                                                                  27,841                   27,535
     Accumulated deficit - at formation                                                         (5,112)                  (5,112)
     Accumulated deficit - since formation                                                      (6,874)                  (7,313)
     Accumulated other comprehensive loss                                                       (1,222)                  (1,315)
                                                                                          ______________                ____________
        Total stockholders' equity                                                               14,692                   13,852
                                                                                          ______________                ____________
        Total liabilities and stockholders' equity                                             $ 32,428                  $ 33,674
                                                                                          ______________                ____________

          The accompanying notes are an integral part of these consolidated financial statements.

                                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                    (in thousands, except per share data)
                                                (Unaudited)


                                                       Three months                       Six months
                                                       ended June 30,                     ended June 30,
                                                   ____________________________       ___________________________

                                                      2002           2001                 2002           2001
                                                   ------------   ------------        -------------   ------------

Contract revenue                                      $ 12,131       $ 11,845             $ 23,405       $ 24,323

Cost of revenue                                          8,382          8,563               16,173         18,069
                                                   ------------   ------------        -------------   ------------

Gross profit                                             3,749          3,282                7,232          6,254
                                                   ------------   ------------        -------------   ------------

Operating expenses:
     Selling, general and administrative                 3,427          2,478                6,045          5,298
     Depreciation and amortization                         102            340                  242            701
                                                   ------------   ------------        -------------   ------------
Total operating expenses                                 3,529          2,818                6,287          5,999
                                                   ------------   ------------        -------------   ------------

Operating income                                           220            464                  945            255

Gain on sale of assets                                       -              -                    -          3,273
Interest expense, net                                      (63)          (220)                (135)          (452)
Other income, net                                           43            109                   90            133
                                                   ------------   ------------        -------------   ------------

Income before income taxes                                 200            353                  900          3,209

Provision (benefit) for income taxes                        77           (115)                 345          1,027
                                                   ------------   ------------        -------------   ------------

Net income                                               $ 123          $ 468                $ 555        $ 2,182
                                                   ============   ============        =============   ============

Basic earnings per common share                          $0.01         $ 0.09               $ 0.07         $ 0.42
                                                   ============   ============        =============   ============

Diluted earnings per common share                        $0.01         $ 0.09               $ 0.07         $ 0.42
                                                   ============   ============        =============   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                            GSE SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (in thousands)
                                     (Unaudited)


                                                                  Three months           Six months
                                                                 ended June 30,              ended June 30,
                                                           ---------------------------  -------------------------
                                                                2002           2001           2002         2001
                                                           -------------  ------------  ------------  -----------

Net income                                                        $ 123         $ 468         $ 555      $ 2,182

Foreign currency translation adjustment                             120           (97)           93         (239)
                                                           -------------  ------------  ------------  -----------

Comprehensive income                                              $ 243         $ 371         $ 648      $ 1,943
                                                           =============  ============  ============  ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)
                                                                                         Six months
                                                                                       ended June 30,
                                                                                  --------------------------
                                                                                        2002          2001
                                                                                  ------------  ------------
Cash flows from operating activities:
Net income                                                                              $ 555       $ 2,182
Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                                      1,146         1,778
     Gain on sale of assets                                                                 -        (3,273)
     Deferred income taxes                                                                  -          (400)
     Changes in assets and liabilities:
         Contract receivables                                                            (944)          639
         Inventories, prepaid expenses and other assets                                   268            59
         Accounts payable, accrued compensation and accrued expenses                     (698)       (2,117)
         Billings in excess of revenues earned                                         (1,380)          871
         Accrued warranty reserves                                                         17            35
         Other liabilities                                                                351           495
                                                                                  ------------  ------------
Net cash (used in) provided by operating activities                                      (685)          269
                                                                                  ------------  ------------

Cash flows from investing activities:
     Capital expenditures                                                                (406)         (187)
     Capitalized software development costs                                            (1,525)         (302)
                                                                                  ------------  ------------
Net cash used in investing activities                                                  (1,931)         (489)
                                                                                  ------------  ------------

Cash flows from financing activities:
     Proceeds from issuance of notes payable to related party                               -         3,350
     Repayment of note payable to related party                                          (300)            -
     (Restrictions) releases of cash as collateral under line of credit                  (150)           30
     Decrease in borrowings under line of credit                                       (1,884)       (4,005)
     Proceeds from assignments of sales-type leases                                     2,589             -
     Proceeds from issuance of common stock, net of costs                               1,583             -
     Other financing activities, net                                                     (227)            3
                                                                                  ------------  ------------
Net cash provided by (used in) financing activities                                     1,611          (622)
                                                                                  ------------  ------------
Effect of exchange rate changes on cash                                                     6           (16)
                                                                                  ------------  ------------
Net decrease in cash and cash equivalents                                                (999)         (858)
Cash and cash equivalents at beginning of period                                        2,040         1,465
                                                                                  ------------  ------------
Cash and cash equivalents at end of period                                            $ 1,041         $ 607
                                                                                  ============  ============

          The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
            For the Three and Six Months ended June 30, 2002 and 2001

1.   Basis of Presentation

     The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the "Company") without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002.

2.   Basic and Diluted Earnings Per Common Share

     Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options, warrants, or convertible preferred stock were exercised or converted into common stock. The number of common shares and common share equivalents used in the determination of basic and diluted earnings per share were as follows:

                                                                    Three months                     Six months
                                                                   ended June 30,                    ended June 30,
                                                           -------------------------------   -------------------------------
                                                                2002             2001             2002             2001
                                                           --------------   --------------   --------------  ---------------
Weighted average shares outstanding - Basic                    5,869,138        5,193,527        5,857,030        5,193,527
                                                           ==============   ==============   ==============  ===============
Weighted average shares outstanding - Diluted                  6,285,441        5,252,527        6,259,665        5,221,215
                                                           ==============   ==============   ==============  ===============


     The difference between the basic and diluted number of weighted average shares outstanding for the three and six months ended June 30, 2002 and 2001 represents dilutive stock options, warrants and convertible preferred stock to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The net income for the three and six month period ended June 30, 2002 was decreased by preferred stock dividends of $58,000 and $116,000, respectively, in calculating the per share amounts. For the three and six months ended June 30, 2001, there were no preferred stock dividends.

3.   Inventories

     Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventories consist of the following:

(in thousands)                                               June 30,          December 31,
                                                               2002                2001
                                                           -------------       --------------
Raw materials                                                   $ 1,139              $ 1,143
Service parts                                                       393                  423
                                                           -------------       --------------
             Total inventories                                  $ 1,532              $ 1,566
                                                           =============       ==============



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

     Software development costs capitalized were $1.0 million and $150,000 for the three months ended June 30, 2002 and 2001, respectively. Total amortization expense was $455,000 and $551,000 for the three months ended June 30, 2002 and 2001, respectively.

     For the six months ended June 30, 2002 and 2001, software development costs capitalized were $1.5 million and $302,000, respectively. Total amortization expense was $904,000 and $1.1 million for the six months ended June 30, 2002 and 2001, respectively.

       The increase in the Company's R&D expenditures was related to:

  -  The development of Version 11.0 of its D/3 Process Automation System.
     The major enhancements to the system include improved alarm handling and advanced system diagnostics. In addition, the Company will introduce two new more cost effective process controllers based on the use of modern PCI back plane technology and improved diagnostics.

  - The development of the Process D/3 Compact, a smaller, redesigned version of the D/3 distributed control system which is aimed at smaller automation applications. This entry level offering will combine the low cost found in Programmable Logic Controllers (PLC) solutions with the high functionality of a distributed control system.

  - The replacement of the Graphic User Interfaces (GUI) for our Power GSuite and Topmeret tools with a Java based GUI, which will provide platform independence and internet enabling.

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

     On March 6, 2001, the Company sold its VirtualPlant business to Avantium. Avantium purchased certain fixed assets and intellectual property (including BatchCAD and BatchWizard software products), obtained perpetual licenses to certain GSE Process software products, and employed certain personnel in both the U.S. and the UK. GSE received 200,000 shares of Avantium preferred stock and 280,000 shares of Avantium common stock, which increased its equity interest in Avantium to approximately 19% and the carrying value of its investment to $7.5 million. The Company recognized a gain on the sale of its VirtualPlant business of approximately $3.3 million, before income taxes. This gain was determined based on the estimated fair value of the Avantium stock received, based on an independent appraisal, net of the book value of the assets sold and the estimated costs to settle severance with employees terminated from GSE and other transaction expenses.

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

6.   Long-term Debt

     The Company's long-term debt consists of the following notes payable and other financing arrangements:

(in thousands)                                                              June 30,        December 31,
                                                                              2002              2001
                                                                          --------------    --------------
Line of credit with bank                                                        $ 3,104           $ 4,988
Obligations under financing leases                                                4,682             2,645
Notes payable to related parties                                                    787             1,100
Notes payable, other                                                                 28               241
                                                                          --------------    --------------
             Total notes payable and financing arrangements                       8,601             8,974
Less amounts payable within one year                                              5,716             2,284
                                                                          --------------    --------------
             Long-term portion                                                  $ 2,885           $ 6,690
                                                                          ==============    ==============

     Line of Credit

     The Company has a $10.0 million bank line of credit under which the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., are jointly and severally liable as co-borrowers. The credit facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). GP Strategies Corporation, one of the Company's major stockholders, has provided a limited guarantee totaling $1.8 million. The interest rate on this line of credit is based on the bank's prime rate plus 0.75% (5.50% as of June 30, 2002), with interest only payments due monthly. At June 30, 2002, the Company's available borrowing base was approximately $4.6 million of which approximately $3.1 million had been utilized. The credit facility expires on March 23, 2003. Accordingly, the Company has classified the borrowings under the line of credit as current as of June 30, 2002.

     The credit facility requires the Company to comply with certain financial ratios on a monthly basis and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. As of April 30, 2002 and May 31, 2002, the Company was not in compliance with one of its financial ratio covenants. The Company has received a written waiver from the bank for its April and May noncompliance. At June 30, 2002, the Company was in compliance with all of the covenants.

     Obligations under financing leases

     As of June 30, 2002, the Company has seven separate contracts with a customer for the lease of certain hardware and software under 36-month leases. The Company has accounted for the leases as sales-type leases. The Company assigned the payments due under the sales-type leases to a third-party financing company and received proceeds of approximately $2.6 million for the six months ended June 30, 2002 and $2.2 million for the year ended December 31, 2001.

Since the Company remains contingently liable for amounts due to the third-party financing company, the remaining investment in and obligation under the financing leases are reflected in the Company's balance sheets as follows:

(in thousands)                                                                      June 30,       December 31,
                                                                                      2002             2001
                                                                                  -------------    -------------
Net investment in sales-type leases:
             Prepaid expense and other assets                                          $ 1,855          $ 1,016
             Other assets                                                                2,827            1,629
                                                                                  -------------    -------------
                        Total net investment                                           $ 4,682          $ 2,645
                                                                                  =============    =============

Obligation under financing leases:
             Current portion of long-term debt                                         $ 1,855          $ 1,016
             Long-term debt                                                              2,827            1,629
                                                                                  -------------    -------------
                        Total obligations                                              $ 4,682          $ 2,645
                                                                                  =============    =============


     Notes Payable to Related Parties

     On June 25, 2001, the Company issued an additional unsecured promissory note to ManTech for $1.0 million at an interest rate of prime plus one percent. The Company used the loan proceeds for working capital purposes. The note is subordinated to the Company's credit facility. As of June 30, 2002, the Company has $700,000 due to ManTech. The Company has an additional unsecured promissory note to a former employee for $87,000 which expires April 14, 2005.

7.   Series A Preferred Stock

     On December 5, 2001, ManTech elected to convert $3.9 million of subordinated debt into Series A convertible preferred stock at a conversion rate of $100 per share. The Series A convertible preferred stock has no voting rights and bears dividends at the rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and compounded interest will accrue on any unpaid dividends. ManTech, at its discretion, has the right to convert each share of Series A convertible preferred stock into GSE common stock at a purchase price of $2.645 per share at any time after a one-year holding period from the date of issuance. In December 2004, the Series A convertible preferred stock automatically converts into GSE common stock. As of June 30, 2002, the Company had paid all dividends due except for $58,000 for the second quarter 2002 which will be paid in the third quarter.

8. Letters of Credit

     As of June 30, 2002, the Company was contingently liable for approximately $654,000 under five letters of credit used as payment bonds on contracts, all of which were secured by cash deposits classified as restricted cash in the consolidated balance sheet.

9.   Income Taxes

     The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the quarters ended June 30, 2002 and 2001 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of June 30, 2002 and December 31, 2001, the aggregate deferred tax assets are recorded net of a valuation allowance of $4.9 million.

10.  Segment Information

     The Company's two reportable segments are its core business units Process and Power. (The Company's VirtualPlant business, which was sold in March 2001, is reported under the Process segment.) The Company is primarily organized on the basis of these two business units. The Company has a wide range of knowledge of control and simulation systems and the processes those systems are intended to improve, control and model. The Company's knowledge is concentrated heavily in the process industries, which include the chemicals, food & beverage, and pharmaceuticals fields, as well as in the power generation industry. The Process business unit is primarily engaged in process control and simulation in a variety of commercial industries. Contracts typically range from three to nine months. The Power business unit is primarily engaged in simulation for the power generation industry, with the vast majority of customers being in the nuclear power industry. Contracts typically range from 18 months to three years.

     The Company evaluates the performance of its business units utilizing "Business Unit Contribution", which is substantially equivalent to earnings before interest and taxes before allocating corporate expenses.

            The table below presents information about the reportable segments:

(in thousands)                          Three months ended June 30, 2002                   Six months ended June 30, 2002
                               ------------------------------------------------   -------------------------------------------------
                                Process          Power         Consolidated        Process           Power         Consolidated
Contract revenue                 $ 6,916          $ 5,215         $ 12,131          $ 13,617          $ 9,788         $ 23,405
                               ============  ===============  ===============   ===============  ===============  ===============
Business unit contribution       $ 1,125             $ 40          $ 1,165           $ 2,777            $ (80)         $ 2,697
                               ============  ===============  ===============   ===============  ===============  ===============

                                         Three months ended June 30, 2001                   Six months ended June 30, 2001
                              ------------------------------------------------   -------------------------------------------------
                                Process          Power         Consolidated        Process           Power         Consolidated
Contract revenue                 $ 4,162          $ 7,683         $ 11,845           $ 9,476         $ 14,847         $ 24,323
                              ==============  ===============  ===============   ===============  ===============  ===============
Business unit contribution         $ 432            $ 915          $ 1,347             $ 275          $ 1,941          $ 2,216
                              ==============  ===============  ===============   ===============  ===============  ===============



     Contract revenue for the Process segment includes revenue for the VirtualPlant business of $507,000 for the six months ended June 30, 2001. The Company sold its VirtualPlant technology and assets in March 2001 (see Note 5, Investment in Avantium International B.V.). Business unit contribution for the Process segment includes a loss for VirtualPlant of $471,000 prior to its sale.

     A reconciliation of segment business unit contribution to consolidated income before taxes is as follows:

(in thousands)                                                         Three months                        Six months
                                                                      ended June 30,                    ended June 30,
                                                              --------------------------------   --------------------------------
                                                                       2002             2001              2002             2001
                                                              ---------------  ---------------   ---------------  ---------------
Segment business unit contribution                                   $ 1,165          $ 1,347           $ 2,697          $ 2,216
Corporate expenses                                                      (902)            (774)           (1,662)          (1,828)
Gain on sale of assets                                                     -                -                 -            3,273
Interest expense, net                                                    (63)            (220)             (135)            (452)
                                                              ---------------  ---------------   ---------------  ---------------
             Income before income taxes                                $ 200            $ 353             $ 900          $ 3,209
                                                              ===============  ===============   ===============  ===============




11.  Goodwill

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. During the second quarter of 2002, the Company completed its transitional impairment test and determined the fair value of each of its reporting units' net assets exceeded their carrying value, and therefore there was no impairment of goodwill.

     Net income and net income per share for the three and six months ended June 30, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:

(in thousands, except for per share amounts)

                                                      Three months               Six months
                                                  ended June 30, 2001       ended June 30, 2001

Net income, as reported                                       $ 468                   $ 2,182
Add: goodwill amortization, net of tax                          126                       275
                                                 -----------------------   -----------------------

Net income, as adjusted                                        $594                   $ 2,457
                                                 =======================   =======================

Net income per share, as reported:
Basic                                                        $ 0.09                    $ 0.42
Diluted                                                      $ 0.09                    $ 0.42

Net income per share, as adjusted:
Basic                                                        $ 0.11                    $ 0.47
Diluted                                                      $ 0.11                    $ 0.47


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

Critical Accounting Policies and Estimates

         In preparing the Company's consolidated financial statements, management makes several estimates and assumptions that affect the Company's reported amounts of assets, liabilities, revenues and expenses. Those accounting estimates that have the most significant impact on the Company's operating results and place the most significant demands on management's judgment are discussed below. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates may require adjustment.

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

          Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS)No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At June 30, 2002, the Company has net capitalized software development costs of $4.4 million. On an annual basis, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's consolidated balance sheet.

          Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 "Accounting for Income Taxes", management makes an annual assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its net realizable value. At June 30, 2002, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $13.5 million which can be utilized over the next twenty years. Management believes it is more likely than not that the Company will generate sufficient taxable income to recover $1.6 million of its deferred tax asset. The recovery of the remaining net deferred tax asset is significantly less certain and, accordingly, the Company has established a valuation allowance for the balance of its deferred tax assets of $4.9 million. If future taxable income is less than management's estimates, the amount of the net deferred tax assets on the Company's consolidated balance sheet will require an additional valuation allowance. Additionally, if the Company is able to realize higher taxable income the valuation allowance could be reduced.

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

         The Company recently announced an agreement with RedStorm Scientific LLC for the use of GSE software in the drug discovery process. RedStorm Scientific LLC is a privately held computational drug design company. RedStorm Scientific LLC converted to a Delaware corporation, Red Storm Scientific Inc., in April 2002. Its technology (patents pending), known as Fyrestar, utilizes bio-informatics and computer-aided molecular design to create lead compounds that are developed into successful new drugs. It greatly reduces the significant cost associated with screening thousands of potential compounds common in the drug development process. Under the terms of the agreement, GSE will utilize its eSMART simulation software and graphical user interface to enable scientists to easily access and use the Fyrestar technology, graphically displaying results as the calculations take place. This will enable scientists to adjust their assumptions in real time, and further improve results.

         In light of recent security concerns at nuclear plants and other sensitive locations, the Company has begun marketing the technology it acquired several years ago for plant access control and intrusion detection. The Company has implemented its system at several nuclear power plants in the U.S. and is pursuing applications at other facilities. The Company has signed a contract with Progress Energy to provide our security system for one of its nuclear power plants, and licenses to extend the technology to each of the nuclear plants operated by Progress Energy. The system is a command and control center that integrates information card readers, retinal scanners, closed circuit TV and other field devices used for intrusion detection and personnel access control. The Company has recently hired a manager to develop a business plan for the expansion of this security business. The Company is also teaming with ManTech Security Technologies Corporation, a subsidiary of one of its major shareholders, MECX and Protection Strategies Inc. to provide turnkey capabilities to both the nuclear and chemical industries. The chemical industry is embarking on a self regulated program to assess vulnerability to physical and cyber security at chemical plants, and implement the necessary security enhancements. Services offered by the Company's team include threat and vulnerability assessments, risk mitigation plans, cost/benefit analysis, security system design, implementation, testing and training.

         The Company also believes it is uniquely qualified to apply its plant design and operations knowledge as well as simulation technology to help customers analyze security threats and develop strategies to test plant recovery strategies in the event of an accident.

         Process Control Business

         To expand within its traditional customer base and gain new customers, Process has embarked upon a program to develop a lower-cost, next generation process controller using the latest microprocessor technology. This new controller was introduced in June at Process' Annual Users Conference and includes enhanced alarming and improved security features. This new version of the D/3 product, called D/3 Compact, will allow the Company to bridge the cost gap between programmable logic controllers (PLCs) and the distributed control systems while providing the increased performance of a full-function distributed control system. This more cost effective solution will enable existing customers to apply automation to areas of their plants that could not previously afford the benefits of a fully distributed control system. The Company's expansion of distribution channels for Process has begun with agreements with five new sales representative organizations. The new sales organizations, along with Process' existing direct sales organization, are expected to find expanded distribution channels for Process' new products, particularly in smaller batch applications where previously the power of the D/3 could not be applied on a cost effective basis.

Results of Operations

         The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of contract revenue:

                                      Three months ended June 30,                          Six months ended June 30,
                         -----------------------------------------------------    -------------------------------------------------
                          2002            %           2001            %             2002            %           2001          %
                       ----------    ----------     ----------    ----------      ----------    ----------   ----------  ----------
Contract revenue      $ 12,131         100.0 %     $ 11,845         100.0 %       $ 23,405       100.0 %     $ 24,323     100.0 %
Cost of revenue          8,382          69.1 %        8,563          72.3 %         16,173        69.1 %       18,069      74.3 %
                       ----------    ----------     ----------    ----------      ----------    ----------   ----------  ----------

Gross profit             3,749          30.9 %        3,282          27.7 %          7,232        30.9 %        6,254      25.7 %
                      ----------     ----------    ----------     ----------      ----------    ----------   ----------  ----------

Operating expenses:
 Selling, general and
   administrative        3,427          28.2 %        2,478          20.9 %          6,045        25.8 %        5,298      21.8 %
 Depreciation and
   amortization            102           0.8 %          340           2.9 %            242         1.0 %          701       2.9 %
                      ----------      ----------    ----------    ----------     ----------      ----------  ----------   ----------
Total operating          3,529          29.0 %        2,818          23.8 %          6,287        26.8 %        5,999      24.7 %
  expenses            ----------      ----------    ----------    ----------     ----------      ----------  ----------   ---------

Operating income           220           1.9 %          464           3.9 %            945         4.1 %          255       1.0 %

Gain on sale of assets      -            0.0 %           -            0.0 %             -          0.0 %        3,273      13.5 %
Interest expense, net      (63)         (0.5)%         (220)         (1.9)%           (135)       (0.6)%        (452)      (1.9)%
Other income, net           43           0.4 %          109           0.9 %             90         0.4 %          133       0.5 %
                       ----------     ----------      ----------   ----------    ------------    ------------  ----------   -------

Income before income       200           1.8%           353           3.0 %            900         3.9 %        3,209      13.2 %
   taxes
Provision (benefit) for     77           0.6 %         (115)         (1.0)%            345         1.5 %        1,027       4.2 %
  income taxes         ----------     ----------      ----------    ----------    ----------     ----------     ---------   -------

Net income               $ 123           1.2 %        $ 468           4.0 %          $ 555         2.4 %      $ 2,182       9.0 %
                       ===========    ===========     ===========   ===========  ============  ============  ============   =======



         Contract Revenue. Total contract revenue for the three and six months ended June 30, 2002 totaled $12.1 million and $23.4 million, respectively, as compared with total contract revenue of $11.9 million and $24.3 million for the three and six months ended June 30, 2001, respectively.

         The Process business unit's revenue was $6.9 million for the second quarter 2002 compared with $4.2 million in the same quarter of 2001, a 66.2% increase; revenue for the six months ended June 30, 2002 was $13.6 million versus $9.5 million for the same period in 2001, a 43.7% increase. The increase in Process' revenue is mainly attributable to several significant orders received from Westinghouse Savannah River Company. Revenue generated from work performed for Westinghouse Savannah River Company totaled 59.4% of total Process revenue in the second quarter 2002 versus 31.0% in the first quarter 2001, and 54.4% of total Process revenue for the six months ended June 30, 2002 versus 31.6% in the same period of 2001. Included in 2001 revenue was $507,000 related to Process' VirtualPlant business, which was sold to Avantium International B.V. in March 2001.

         The Power business unit's revenue decreased 36.1% in the three months ended June 30, 2002 as compared to the same period in the prior year, from $7.7 million to $5.2 million. Revenue for the six months ended June 30, 2002 was $9.8 million versus $14.8 million in the same period of 2001, a 33.8% decrease. Although there was increased activity in the U.S. nuclear upgrade market in the first half 2002 as compared to the prior year, international revenues have decreased due to the completion of several large projects.

         Gross Profit. Gross profit totaled $3.7 million (30.9% of revenue) for the quarter ended June 30, 2002, as compared with $3.3 million (27.7% of revenue) for the quarter ended June 30, 2001. For the six months ended June 30, 2002 and 2001, gross profit increased from $6.3 million (25.7% of revenue) in 2001 to $7.2 million (30.9% of revenue) in 2002. The improvement in gross profit margins for the second quarter 2002 reflects higher Power project margins and lower software amortization. In addition to these factors, the improvement in the gross profit margins for the six months ended June 30, 2002 is partially due to the sale of Process' VirtualPlant business in March 2001 (this business had negative gross profit of $264,000 in the first quarter 2001).

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $3.4 million in the quarter ended June 30, 2002, a 38.3% increase from the $2.5 million for the same period in 2001. SG&A expenses for the six months ended June 30, 2002 increased 14.1% to $6.0 million as compared to the same period in the prior year. The Process business unit hired one additional salesperson in the first quarter 2002, as well as a new marketing manager who has been charged with developing the business unit's marketing strategy, revitalizing the Company's marketing collateral, and planning the product introductions for the D/3 Version 11 and the new D/3 Compact. The Power business has incurred higher bidding and proposal costs in the pursuit of new orders and hired two marketing personnel for its security business in the beginning of 2002. In addition, the Company incurred a significant increase in its net research and product development expenditures ("R&D"), as discussed below.

         Gross R&D totaled $1.4 million in the second quarter of 2002, as compared with $341,000 in the same period of 2001. Capitalized software development costs totaled $1.0 million and $150,000 for the second quarter of 2002 and 2001, respectively. Accordingly, net R&D expensed and included in SG&A was $371,000 and $191,000 for the second quarter of 2002 and 2001, respectively.

         Gross R&D spending for the six months ended June 30, 2002 and 2001 totaled $2.0 million and $709,000, respectively. Capitalized software development costs totaled $1.5 million in the first half of 2002 versus $302,000 in the same period of 2001; and net R&D expensed and included in SG&A was $452,000 in the first six months of 2002 versus $407,000 in 2001.

 The increase in the Company's R&D expenditures was related to:

-- The development of Version 11.0 of its D/3 Process Automation System. The major enhancements to the system include improved alarm handling and advanced system diagnostics. In addition, the Company will introduce two new more cost effective process controllers based on the use of modern PCI back plane technology and improved diagnostics.

-- The development of the Process D/3 Compact, a smaller, redesigned version of the D/3 distributed control system which is aimed at smaller automation applications. This entry level offering will combine the low cost found in Programmable Logic Controllers (PLC) solutions with the high functionality of a distributed control system.

-- The replacement of the Graphic User Interfaces (GUI) for our Power GSuite and Topmeret tools with a Java based GUI, which will provide platform independence and internet enabling.

         Depreciation and Amortization. Depreciation expense totaled $102,000 and $173,000 during the quarters ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001 depreciation expense totaled $242,000 and $365,000, respectively. The decrease in depreciation in 2002 as compared to the same periods in 2001 is due to certain assets becoming fully depreciated.

         Due to the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, goodwill is no longer amortized, but is subject to an annual test of impairment. Thus, the Company recognized $167,000 of goodwill amortization in the second quarter 2001 versus none in the second quarter 2002. For the six months ended June 30, 2001, the Company recognized $336,000 of goodwill amortization versus none for the six months ended June 30, 2002. See Footnote 10, "Goodwill" in the Notes to Consolidated Financial Statements.


         Operating Income. The Company had operating income of $220,000 (1.9% of revenue) in the second quarter 2002, as compared with an operating income of $464,000 (3.9% of revenue) for the same period in 2001. For the six months ended June 30, 2002 and 2001, operating income was $945,000 or 4.1% of revenue and $255,000 or 1.0% of revenue, respectively.

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

         Interest Expense, Net. Net interest expense decreased 71.4% from $220,000 in the quarter ended June 30, 2001 to $63,000 for the same quarter in 2002. This decrease is due to lower interest rates in the second quarter 2002 versus 2001 (5.5% average and 7.83% average, respectively), a reduction in the average bank debt outstanding ($4.4 million average for the second quarter 2002 versus $6.0 million average for the second quarter 2001), and a reduction in the average balance outstanding on the Company's subordinated debt to ManTech ($717,000 average for the second quarter 2002 versus $4.2 million average for the second quarter 2001).

         For the six months ended June 30, 2002 and 2001, net interest expense totaled $135,000 and $452,000, respectively. Similar reductions in the average interest rate and outstanding debt balances for the first six months of 2002 as compared to the same period in the prior year accounted for the reduction in interest expense.

         Other Income, Net. Other income, net for the three and six months ended June 30, 2002 reflects recognized foreign currency transaction gains and royalty income. For the comparable periods in 2001, other income mainly reflects the receipt of $147,000 equity distribution from the Company's liquidated Joint Venture in China (this investment was written off in a prior year) offset by net foreign currency transaction losses.

         Provision (Benefit) for Income Taxes. The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the quarters ended June 30, 2002 and 2001 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of June 30, 2002 and December 31, 2001, the aggregate deferred tax assets are recorded net of a valuation allowance of $4.9 million.

Liquidity and Capital Resources

         As of June 30, 2002, the Company's cash and cash equivalents totaled $1.0 million compared to $2.0 million at December 31, 2001.

         Cash from operating activities. Net cash used in operating activities was $685,000 for the six months ended June 30, 2002. Significant changes in the Company's assets and liabilities in 2002 included:

    -- an increase in contract receivables of $944,000 largely related to the Westinghouse Savannah River Company projects, and

    -- a $1.4 million reduction in billings in excess of revenues earned. The Company had received orders from two Process customers in the third quarter 2001 that allowed GSE to invoice the customer in full prior to the work being completed. The reduction in billings in excess of revenues earned reflects the completion of a portion of these two contracts in the first six months of 2002.

         Net cash provided by operating activities for the six months ended June 30, 2001 was $269,000. The gain on the Company's sale of its VirtualPlant technology and assets to Avantium International B.V. ($3.3 million) was a non-monetary asset exchange that had no impact on the Company's operating cash flow in 2001. Significant changes in the Company's assets and liabilities in 2001 included a reduction in contract receivables of $639,000, a reduction in unbilled receivables of $871,000 and a $2.1 million reduction in accounts payable and accrued expenses. Accounts receivable collections in early 2001 together with the $1.5 million received in cash from ManTech through issuance of additional subordinated debt were used to pay down vendor liabilities.

         Cash used in investing activities. Net cash used in investing activities was $1.9 million in the first six months of 2002, comprised of $1.5 million of capitalized software development costs and $406,000 for capital expenditures. The Company expects its spending on capitalized software development costs and capital expenditures to decrease in the second half of 2002 as compared with the spending in the first half of 2002, with forecasted expenditures of $600,000 and $200,000, respectively.

         In the first six months of 2001, net cash used in investing activities was $489,000, consisting of $302,000 of capitalized software development costs and $187,000 for capital expenditures.

         Cash provided by financing activities. During the six months ended June 30, 2002, the Company generated $1.6 million net cash through financing activities. The Company received $1.3 million from its escrow agent in January 2002 from a fixed-price rights offering which was completed on December 21, 2001 and received $262,000 from the exercise of employee stock options. The Company decreased its borrowings under its bank line of credit by $1.9 million to a total of $3.1 million, and decreased its borrowings from ManTech International Corporation by $300,000 to a total of $700,000. The Company entered into two contracts with a customer for the lease of certain hardware and software under 36-month leases and assigned the payments due under these sales-type leases to a third party financing company, receiving proceeds of $2.6 million. In addition, the Company issued a $150,000 bid bond that was cash collateralized. Bid bonds are issued by the Company in the ordinary course of business through banks as required by certain contracts and proposal requirements.

         In the first six months of 2001, the Company used $622,000 net cash in financing activities. The Company decreased its borrowings under its bank line of credit by $4.0 million, but increased its borrowings from ManTech by $3.4 million.

Credit Facilities

         The Company has a $10.0 million bank line of credit with a bank which expires on March 23, 2003. The credit facility provides for borrowings up to a total $10.0 million to support working capital needs and foreign letters of credit. At June 30, 2002, the Company's available borrowing base was $4.6 million, of which approximately $3.1 million had been utilized.

         The credit facility requires the Company to comply with certain financial ratios on a monthly basis and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. As of April 30, 2002 and May 31, 2002, the Company was not in compliance with one of its financial ratio covenants. The Company has received a written waiver from the bank for its April and May noncompliance. At June 30, 2002, the Company was in compliance with all of the covenants.

         As of June 30, 2002, the Company has classified the borrowings under the line of credit as current. See Note 6, "Long-term Debt", in the Notes to Consolidated Financial Statements" for additional details about this line of credit.

         On June 25, 2001, the Company issued an unsecured promissory note to ManTech that allowed the Company to borrow up to $1.0 million at an interest rate of prime plus one percent. The note is subordinated to the Company's credit facility. In 2002, the Company repaid ManTech $300,000 of the note from the proceeds of a fixed-price rights offering that was completed in December 2001.

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

         The Company is also subject to market risk related to the interest rates on its existing line of credit. As of June 30, 2002, such interest rates are based on the bank's prime rate plus 75 basis-points.

         As of June 30, 2002, $3.8 million of the Company's debt was subject to variable interest rates. A 100 basis-point change in such rates during the quarter ended June 30, 2002 and for the six months ended June 30, 2002 would have changed the Company's interest expense by approximately $13,000 and $28,000, respectively.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
            For the Three and Six Months ended June 30, 2002 and 2001


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

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

                                                                                             Votes
                    Proposal                       For         Against       Abstain       Withheld
     ---------------------------------------   -------------   ---------   ------------   ------------

1)   Election of directors:
          Chin-Our Jerry Jen                      4,800,280       -             -                 100
          Sheldon L. Glashow                      4,800,280       -             -                 100
          Roger L. Hagengruber                    4,800,280       -             -                 100

2)   Ratification of KPMG LLP as
     the Company's independent
     auditors for the current fiscal year         4,797,004       2,100          1,276         -





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


Date:  August 14, 2002                                 GSE SYSTEMS, INC.



                             /S/ CHIN-OUR JERRY JEN
                               Chin-Our Jerry Jen
                      President and Chief Operating Officer
                          (Principal Executive Officer)



                              /S/ JEFFERY G. HOUGH
                                Jeffery G. Hough
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         As required by 18 U.S.C. Section 1350, I, Chin-Our Jerry Jen, President and Chief Operating Officer, hereby certify that, to the best of my knowledge:
          1. this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and
          2. the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                              Dated: August 14, 2002

                             /S/ CHIN-OUR JERRY JEN
                               Chin-Our Jerry Jen
                      President and Chief Operating Officer
                          (Principal Executive Officer)

          As required by 18 U.S.C. Section 1350, I, Jeffery G. Hough, Senior Vice President and Chief Financial Officer, hereby certify that, to the best of my knowledge:
          1. this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and
          2. the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                              Dated: August 14, 2002

                              /S/ JEFFERY G. HOUGH
                                Jeffery G. Hough
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)