Form 10-Q
period 2002-09-30
GSE SYSTEMS INC
filed 2002-11-14
CIK 944480

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002.

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

                                  Yes X No ___



As of October 16, 2002, there were 5,869,138 shares of the Registrant's common stock outstanding.





                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                           PAGE
PART I.      FINANCIAL INFORMATION                                           3


Item 1.      Financial Statements:

             Consolidated Balance Sheets as of September 30, 2002 and
                 December 31, 2001                                           3

             Consolidated Statements of Operations for the Three and Nine
                 Months Ended September 30, 2002 and September 30, 2001      4

             Consolidated Statements of Comprehensive Income for the Three
                 and Nine Months Ended September 30, 2002
                 and September 30, 2001                                       5

             Consolidated  Statements  of Cash Flows for the Nine Months
                 Ended September 30, 2002 and September 30, 2001              6

             Notes to Consolidated Financial Statements                       7


Item 2.      Management's Discussion and Analysis of Results of Operations
                 and Financial Condition                                     14

Item 3.      Quantitative and Qualitative Disclosure About Market Risk       22

Item 4.      Disclosure Controls                                             22


PART II.     OTHER INFORMATION                                               23


Item 1.      Legal Proceedings                                               23

Item 2.      Changes in Securities and Use of Proceeds                       23

Item 3.      Defaults Upon Senior Securities                                 23

Item 4.      Submission of Matters to a Vote of Security Holders             23

Item 5.      Other Information                                               23

Item 6.      Exhibits and Reports on Form 8-K                                23


                     SIGNATURES                                              24

                     CERTIFICATIONS                                      25- 27

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                            Unaudited
                                                                                      September 30, 2002        December 31, 2001
                                                                                  -------------------------   ---------------------
  ASSETS
Current assets:
    Cash and cash equivalents                                                                     $ 465                  $ 2,040
    Restricted cash                                                                                 164                      164
    Contract receivables                                                                         10,718                   11,608
    Proceeds of rights offering held by escrow agent                                                -                      1,322
    Inventories                                                                                   1,432                    1,566
    Prepaid expenses and other current assets                                                     2,979                    2,335
    Deferred income taxes                                                                           587                      587
                                                                                 -------------------------   ----------------------
        Total current assets                                                                     16,345                   19,622

Investment in Avantium Technologies B.V.                                                          2,898                    2,898
Property and equipment, net                                                                       1,818                    1,762
Software development costs, net                                                                   4,656                    3,806
Goodwill, net                                                                                     2,386                    2,386
Deferred income taxes                                                                             1,013                    1,013
Restricted cash                                                                                     508                      340
Other assets                                                                                      2,834                    1,847
                                                                                 -------------------------   ----------------------
        Total assets                                                                           $ 32,458                 $ 33,674
                                                                                 =========================   ======================

                                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                           $ 6,250                  $ 2,284
    Accounts payable                                                                              2,798                    2,163
    Accrued expenses                                                                                864                    1,217
    Accrued compensation and payroll taxes                                                        1,325                    1,676
    Billings in excess of revenue earned                                                          3,039                    4,659
    Accrued warranty reserves                                                                       300                      415
    Income taxes payable                                                                            429                      103
    Other current liabilities                                                                        24                       87
                                                                                -------------------------   -----------------------

        Total current liabilities                                                                15,029                   12,604

Long-term debt                                                                                    2,380                    6,690
Accrued warranty reserves                                                                           508                      528
                                                                                -------------------------   -----------------------

        Total liabilities                                                                        17,917                   19,822
                                                                                -------------------------   -----------------------

Commitments and contingencies

Stockholders' equity:
    Series A Convertible preferred stock $.01 par value, 2,000,000 shares authorized,
        shares issued and outstanding 39,000 in 2002 and in 2001                                    -                        -
    Common stock $.01 par value, 18,000,000 shares authorized, shares issued
        and outstanding 5,869,138 and 5,741,138 in 2002 and 2001, respectively                       59                       57
    Additional paid-in capital                                                                   27,841                   27,535
    Accumulated deficit - at formation                                                           (5,112)                  (5,112)
    Accumulated deficit - since formation                                                        (7,015)                  (7,313
    Accumulated other comprehensive loss                                                         (1,232)                  (1,315
                                                                                -------------------------   -----------------------

        Total stockholders' equity                                                               14,541                   13,852
                                                                                -------------------------   -----------------------

        Total liabilities and stockholders' equity                                             $ 32,458                 $ 33,674
                                                                                =========================   =======================


 The accompanying notes are an integral part of these consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                        Three months                       Nine months
                                                      ended September 30,                 ended September 30,
                                                   ---------------------------        ----------------------------
                                                      2002           2001                 2002           2001
                                                   ------------   ------------        -------------   ------------

Contract revenue                                      $ 10,612        $13,823              $34,017        $38,146

Cost of revenue                                          7,576          9,469               23,749         27,538
                                                   ------------   ------------        -------------   ------------

Gross profit                                             3,036          4,354               10,268         10,608
                                                   ------------   ------------        -------------   ------------

Operating expenses:
     Selling, general and administrative                 2,971          2,836                9,016          8,134
     Depreciation and amortization                         137            364                  379          1,065
                                                   ------------   ------------        -------------   ------------
Total operating expenses                                 3,108          3,200                9,395          9,199
                                                   ------------   ------------        -------------   ------------

Operating income (loss)                                    (72)         1,154                  873          1,409

Gain on sale of assets                                       -              -                    -          3,273
Interest expense, net                                      (69)          (235)                (204)          (687)
Other income, net                                            8            (15)                  98            118
                                                   ------------   ------------        -------------   ------------

Income (loss) before income taxes                         (133)           904                  767          4,113

Provision (benefit) for income taxes                       (51)           303                  294          1,330
                                                   ------------   ------------        -------------   ------------

Net income (loss)                                          (82)           601                  473          2,783

Preferred stock dividends                                  (59)             -                 (175)             -
                                                   ------------   ------------        -------------   ------------
Net income (loss) attributed to
     common stockholders                                $ (141)         $ 601                $ 298        $ 2,783
                                                   ============   ============        =============   ============

Basic earnings (loss) per common share                 $ (0.02)        $ 0.12               $ 0.05         $ 0.54
                                                   ============   ============        =============   ============

Diluted earnings (loss) per common share               $ (0.02)        $ 0.11               $ 0.05         $ 0.53
                                                   ============   ============        =============   ============

The accompanying notes are an integral part of these consolidated financial statements.



      GSE SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
    (in thousands)
(Unaudited)


                                                                Three months                 Nine months
                                                              ended September 30,         ended September 30,
                                                           ---------------------------  -------------------------
                                                               2002          2001          2002          2001
                                                           -------------  ------------  ------------  -----------
Net income (loss)                                             $ (82)        $ 601         $ 473       $2,783

Foreign currency translation adjustment                         (10)           45            83         (194)
                                                           -------------  ------------  ------------  -----------
Comprehensive income (loss)                                   $ (92)        $ 646         $ 556       $2,589
                                                           =============  ============  ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.


                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
(Unaudited)
                                                                                         Nine months
                                                                                      ended September 30,
                                                                                  ---------------------------
                                                                                          2002           2001
                                                                                  ------------   ------------
Cash flows from operating activities:
Net income                                                                              $ 473        $ 2,783
Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                                      1,705          2,635
     Gain on sale of assets                                                                 -         (3,273)
     Deferred income taxes                                                                  -           (600)
     Changes in assets and liabilities:
         Contract receivables                                                          (1,699)        (4,252)
         Inventories, prepaid expenses and other assets                                   104             56
         Accounts payable, accrued compensation and accrued expenses                     (143)        (3,989)
         Billings in excess of revenues earned                                         (1,620)         4,535
         Accrued warranty reserves                                                       (135)            65
         Other liabilities                                                                276            581
                                                                                  ------------   ------------
Net cash used in operating activities                                                  (1,039)        (1,459)
                                                                                  ------------   ------------

Cash flows from investing activities:
     Capital expenditures                                                                (424)          (342)
     Capitalized software development costs                                            (2,176)          (584)
                                                                                  ------------   ------------
Net cash used in investing activities                                                  (2,600)          (926)
                                                                                  ------------   ------------

Cash flows from financing activities:
     Proceeds from issuance of notes payable to related party                               -          3,350
     Repayment of note payable to related party                                          (350)             -
     (Restrictions) releases of cash as collateral under line of credit                  (168)            29
     Decrease in borrowings under line of credit                                       (1,333)        (1,144)
     Proceeds from assignments of sales-type leases                                     2,589              -
     Proceeds from issuance of common stock, net of costs                               1,583             33
     Other financing activities, net                                                     (262)          (359)
                                                                                  ------------   ------------
Net cash provided by financing activities                                               2,059          1,909
                                                                                  ------------   ------------
Effect of exchange rate changes on cash                                                     5            (12)
                                                                                  ------------   ------------
Net decrease in cash and cash equivalents                                              (1,575)          (488)
Cash and cash equivalents at beginning of period                                        2,040          1,465
                                                                                  ------------   ------------
Cash and cash equivalents at end of period                                              $ 465          $ 977
                                                                                  ============   ============


The accompanying notes are an integral part of these consolidated financial statements.



                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Nine Months ended September 30, 2002 and 2001
                                   (Unaudited)
1.       Basis of Presentation

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

(in thousands, except for per share amounts)                   Three months                         Nine months
                                                            ended September 30,                 ended September 30,
                                                      ----------------------------------  ---------------------------------
                                                            2002              2001              2002              2001
                                                      ----------------  ----------------  ----------------  ---------------

Numerator:
    Net income (loss)                                      $ (82)             $ 601            $ 473            $ 2,783
    Preferred stock dividends                                (59)                -              (175)               -
                                                      ----------------  ----------------  ----------------  ---------------

    Net income (loss) attributed to
      common stockholders                                 $ (141)             $ 601            $ 298            $ 2,783
                                                      ================  ================  ================  ===============

Denominator:
    Weighted-average shares outstanding for
      basic earnings per share                         5,869,138          5,206,944        5,861,111          5,197,999

    Effect of dilutive securities:
      Employee stock options and warrants                212,688             81,808          332,694             37,331
                                                      ----------------  ----------------  ----------------  ---------------
    Adjusted weighted-average shares
      outstanding and assumed conversions for
      diluted earnings per share                       6,081,826          5,288,752        6,193,805          5,235,330
                                                      ================  ================  ================  ===============

    Shares related to dilutive securities excluded
      because inclusion would be anti-dilutive:        2,676,906          1,709,655        2,652,600          1,944,728
                                                      ================  ================  ================  ===============


            The difference between the basic and diluted number of weighted average shares outstanding for the three and nine months ended September 30, 2002 and 2001 represents dilutive stock options, warrants and convertible preferred stock to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The net income(loss)for the three and nine month period ended September 30, 2002 was decreased by preferred stock dividends of $59,000 and $175,000, respectively, in calculating the per share amounts. For the three and nine months ended September 30, 2001, there were no preferred stock dividends. Conversion of the preferred stock was not assumed for the three months or nine months ended September 30, 2002 because the impact was anti-dilutive.

3.       Inventories

            Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventories consist of the following:

(in thousands)                                              September 30,           December 31,
                                                                 2002                   2001
                                                           -----------------        -------------
Raw materials                                                    $ 1,001              $ 1,143
Service parts                                                        431                  423
                                                           -----------------        -------------
             Total inventories                                   $ 1,432              $ 1,566
                                                           =================        =============


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

            Software development costs capitalized were $654,000 and $282,000 for the three months ended September 30, 2002 and 2001, respectively of which $357,000 and $227,000 were incurred through third party contractors, respectively. Total amortization expense was $422,000 and $492,000 for the three months ended September 30, 2002 and 2001, respectively.

            For the nine months ended September 30, 2002 and 2001, software development costs capitalized were $2.2 million and $584,000, respectively of which $1.4 million and $350,000 were incurred through third party contractors, respectively. Total amortization expense was $1.3 million and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively.

          The  increase  in  the  Company's   capitalized  software  development
          expenditures was related to:

        * The development of Version 11.0 of its D/3 Process Automation System. The major enhancements to the system include improved alarm handling and advanced system diagnostics. In addition, the Company will introduce two new more cost effective process controllers based on the use of modern PCI back plane technology and improved diagnostics. The project was completed for commercial release as of October 1, 2002.

        * The development of the Process D/3 Compact, a smaller, redesigned version of the D/3 distributed control system which is aimed at smaller automation applications. This entry-level offering will combine the low cost found in Programmable Logic Controllers (PLC) solutions with the high functionality of a distributed control system. The project was completed for commercial release as of October 1, 2002.

        * The replacement of the Graphic User Interfaces (GUI) for our Power GSuite and Topmeret tools with a Java based GUI, which will provide platform independence and internet enabling. The project is expected to be completed and ready for commercial release by January 1, 2003.

5.       Investment in Avantium International B.V.

             As of September 30, 2002, the Company owns approximately 6% of Avantium International B.V. ("Avantium") which it acquired in two transactions described below. The Company accounts for its investment in Avantium using the cost method of accounting based on management's conclusion that the Company does not have significant influence with respect to the operations of Avantium.

             On February 24, 2000, the Company licensed certain of its simulation software products to Avantium in exchange for 251,501 shares of Avantium preferred stock and 352,102 shares of Avantium common stock, valued at $2.8 million. The software license, which is perpetual in nature, gives Avantium the right to use the software in the development of new software products. Each share of preferred stock is convertible into common stock.

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

             The Company continues to monitor the fair value of its investment in Avantium. There can be no assurance that further write-downs will not occur.

6.       Long-term Debt

            The Company's long-term debt consists of the following notes payable and other financing arrangements:

(in thousands)                                                               September 30,     December 31,
                                                                                2002              2001
                                                                          --------------    --------------
Line of credit with bank                                                        $ 3,655           $ 4,988
Obligations under financing leases                                                4,245             2,645
Notes payable to related parties                                                    730             1,100
Notes payable, other                                                                  -               241
                                                                          --------------    --------------
             Total notes payable and financing arrangements                       8,630             8,974
Less amounts payable within one year                                              6,250             2,284
                                                                          --------------    --------------
             Long-term portion                                                  $ 2,380           $ 6,690
                                                                          ==============    ==============




             Line of Credit

             The Company has a $10.0 million bank line of credit under which the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., are jointly and severally liable as co-borrowers. The credit facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). GP Strategies Corporation, one of the Company's major stockholders, has provided a limited guarantee totaling $1.8 million. The interest rate on this line of credit is based on the bank's prime rate plus 0.75% (5.50% as of September 30, 2002), with interest only payments due monthly. At September 30, 2002, the Company's available borrowing base was approximately $4.9 million of which approximately $3.7 million had been utilized. The credit facility expires on March 23, 2003. Accordingly, the Company has classified the borrowings under the line of credit as current as of September 30, 2002.

             The credit facility requires the Company to comply with certain financial ratios on a monthly basis and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. As of July 31, 2002 and August 31, 2002, the Company was not in compliance with one of its financial ratio covenants. The Company has received a written waiver from the bank for its July and August noncompliance. At September 30, 2002, the Company was in compliance with all of the covenants.

             Obligations under financing leases

             As of September 30, 2002, the Company has seven separate contracts with a customer for the lease of certain hardware and software under 36-month leases. The Company has accounted for the leases as sales-type leases. The Company assigned the payments due under the sales-type leases to a third-party financing company and received proceeds of approximately $2.6 million for the nine months ended September 30, 2002 and $2.2 million for the year ended December 31, 2001.

        Since the Company remains contingently liable for amounts due to the third-party financing company, the remaining investment in and obligation under the financing leases are reflected in the Company's balance sheets as follows:

(in thousands)                                                                        September 30,       December 31,
                                                                                          2002               2001
                                                                                  -----------------    -------------
Net investment in sales-type leases:
             Prepaid expense and other assets                                              $ 1,915          $ 1,016
             Other assets                                                                    2,330            1,629
                                                                                  -----------------    -------------
                        Total net investment                                               $ 4,245          $ 2,645
                                                                                  =================    =============

Obligation under financing leases:
             Current portion of long-term debt                                             $ 1,915          $ 1,016
             Long-term debt                                                                  2,330            1,629
                                                                                  -----------------    -------------
                        Total obligations                                                  $ 4,245          $ 2,645
                                                                                  =================    =============


         Notes Payable to Related Parties

             On June 25, 2001, the Company issued an unsecured promissory note to ManTech for $1.0 million at an interest rate of prime plus one percent. The Company used the loan proceeds for working capital purposes. The note is subordinated to the Company's credit facility. As of September 30, 2002, the Company has $650,000 due to ManTech. The Company has an additional unsecured promissory note to a former employee for $79,000 which expires April 14, 2005.

7.       Series A Preferred Stock

            On December 5, 2001, ManTech elected to convert $3.9 million of subordinated debt into Series A convertible preferred stock at a conversion rate of $100 per share. The Series A convertible preferred stock has no voting rights and bears dividends at the rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and compounded interest will accrue on any unpaid dividends. ManTech, at its discretion, has the right to convert each share of Series A convertible preferred stock into GSE common stock at a purchase price of $2.645 per share at any time after a one-year holding period from the date of issuance. In December 2004, the Series A convertible preferred stock automatically converts into GSE common stock. As of September 30, 2002, the Company had paid all dividends due except for $117,000 for the second and third quarter 2002.

8.       Letters of Credit

            As of September 30, 2002, the Company was contingently liable for approximately $672,000 under five letters of credit used as payment bonds on contracts, all of which were secured by cash deposits classified as restricted cash in the consolidated balance sheet.

9.       Income Taxes

            The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the quarters ended September 30, 2002 and 2001 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of September 30, 2002 and December 31, 2001, the aggregate deferred tax assets are recorded net of a valuation allowance of $4.9 million.

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

            The table below presents information about the reportable segments:

(in thousands)                  Three months ended September 30, 2002              Nine months ended September 30, 2002
                                ------------------------------------------------   ------------------------------------------------
                                   Process          Power         Consolidated        Process           Power         Consolidated
Contract revenue                  $ 5,130          $ 5,482         $ 10,612          $ 18,747         $ 15,270         $ 34,017
                              ==============  ===============  ===============   ===============  ===============  ===============
Business unit contribution          $ 455            $ 211            $ 666           $ 3,232            $ 131          $ 3,363
                              ==============  ===============  ===============   ===============  ===============  ===============

                                Three months ended September 30, 2001              Nine months ended September 30, 2001
                              ------------------------------------------------   -------------------------------------------------

                                   Process          Power         Consolidated        Process           Power         Consolidated
Contract revenue                  $ 8,268          $ 5,555         $ 13,823          $ 17,744          $20,402         $ 38,146
                              ==============  ===============  ===============   ===============  ===============  ===============
Business unit contribution        $ 2,159            $ (21)         $ 2,138           $ 2,434          $ 1,920          $ 4,354
                              ==============  ===============  ===============   ===============  ===============  ===============



            Contract revenue for the Process segment includes revenue for the VirtualPlant business of $507,000 for the nine months ended September 30, 2001. The Company sold its VirtualPlant technology and assets in March 2001 (see Note 5, Investment in Avantium International B.V.). Business unit contribution for the Process segment includes a loss for VirtualPlant of $471,000 prior to its sale.

            A reconciliation of segment business unit contribution to consolidated income before taxes is as follows:

(in thousands)                                                 Three months                          Nine months
                                                              ended September 30,                ended September 30,
                                                       ------------------------------    ------------------------------
                                                              2002            2001              2002             2001
                                                       -------------    -------------    -------------    -------------
Segment business unit contribution                            $ 666          $ 2,138          $ 3,363          $ 4,354
Corporate expenses                                             (730)            (999)          (2,392)          (2,827)
Gain on sale of assets                                            -                -                -            3,273
Interest expense, net                                           (69)            (235)            (204)            (687)
                                                       -------------    -------------    -------------    -------------
             Income (loss) before income taxes               $ (133)           $ 904            $ 767          $ 4,113
                                                       =============    =============    =============    =============



11.      Goodwill

            On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. During the second quarter of 2002, the Company completed its transitional impairment test and determined the fair value of each of its reporting units' net assets exceeded their carrying value, and therefore there was no impairment of goodwill.

            Net income and net income per share for the three and nine months ended September 30, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:

(in thousands, except for per share amounts)

                                                    Three months ended         Nine months ended
                                                    September 30, 2001        September 30, 2001

Net income, as reported                                        $ 601                   $ 2,783
Add: goodwill amortization, net of tax                           126                       401
                                                 -------------------------  ------------------------

Net income, as adjusted                                        $ 727                   $ 3,184
                                                 =========================  ========================

Net income per share, as reported:

Basic                                                         $ 0.12                    $ 0.54
Diluted                                                       $ 0.11                    $ 0.53

Net income per share, as adjusted:

Basic                                                         $ 0.14                    $ 0.61
Diluted                                                       $ 0.14                    $ 0.61




                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
         For the Three and Nine Months ended September 30, 2002 and 2001

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

         Revenue Recognition on Long-Term Contracts. The Company uses the percentage-of-completion revenue recognition methodology to record revenue under its long-term fixed-price contracts in accordance with the AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". This methodology recognizes income as work progresses on the contract and is based on an estimate of the income earned to date, less income recognized in earlier periods. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. The Company's project managers are responsible for estimating the costs to be incurred at the beginning of each project and are responsible for updating the estimate as the project progresses. Management reviews the status of each project periodically with the project managers and determines whether the cost estimates are reasonable. If changes in the estimated costs to complete the projects are required, the cumulative impact on the percentage of completion revenue calculation is recognized in the period identified. Whenever evidence indicates that the estimated total cost of a contract will exceed its total contract value, the Company's operating results are charged for the full amount of the estimated losses immediately. Uncertainties inherent in the performance of contracts include labor availability and productivity, material costs, change order scope and pricing, software modification issues and customer acceptance issues. The reliability of these cost estimates is critical to the Company's revenue recognition as a significant change in the estimates can cause the Company's revenue and related margins to change significantly from the amounts estimated in the early stages of the project.

         Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At September 30, 2002, the Company has net capitalized software development costs of $4.7 million. On an annual basis, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's consolidated balance sheet.

         Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 "Accounting for Income Taxes", management makes an annual assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its net realizable value. At September 30, 2002, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $13.5 million which can be utilized over the next twenty years. Management believes it is more likely than not that the Company will generate sufficient taxable income to recover $1.6 million of its deferred tax asset. The recovery of the remaining net deferred tax asset is significantly less certain and, accordingly, the Company has established a valuation allowance for the balance of its deferred tax assets of $4.9 million. If future taxable income is less than management's estimates, the amount of the net deferred tax assets on the Company's consolidated balance sheet will require an additional valuation allowance. Additionally, if the Company is able to realize higher taxable income the valuation allowance could be reduced.

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

         Power Simulation Business.

         The Company's Power Simulation Business Unit ("Power") is continuing its focus on both the nuclear power and fossil fuel simulation markets. As the leading provider of simulation systems for the nuclear industry, the Company sees continued opportunities as the nuclear power industry goes through plant life extensions. The fossil market segment has been hit by the downturn in the world's energy market. While new plant construction has slowed, the Company sees an opportunity to provide plant optimization solutions to customers trying to maximize plant output in a very competitive market. In addition, the deregulation of the electric power industry has increased the importance of efficient and reliable operations of power stations. The use of simulation to address these issues has resulted in new opportunities for GSE to improve the simulation fidelity of existing simulators and the supply of new simulators around the world. While GSE simulators are primarily utilized for power plant operator training, the uses are expanding to include engineering, plant modification studies, and operation efficiency improvements for both nuclear and fossil utilities.

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

         In light of recent security concerns at nuclear plants and other sensitive locations, the Company has begun marketing the technology it acquired several years ago for plant access control and intrusion detection. The Company has implemented its system at several nuclear power plants in the U.S. and is pursuing applications at other facilities. The Company has signed a contract with a major nuclear utility to provide our security system for one of its nuclear power plants, and licenses to extend the technology to each of the nuclear plants operated by the utility. Proposal activity in the nuclear plant access control and intrusion detection system market has increased sharply in the third quarter. The system is a command and control center that integrates information card readers, biometrics, closed circuit TV and other field devices used for intrusion detection and personnel access control. The Company has recently hired a manager to develop a business plan for the expansion of this security business.

         The Company is also teaming with ManTech Security Technologies Corporation, a subsidiary of one of its major shareholders, MECX and Protection Strategies, Inc. to provide turnkey capabilities to both the nuclear and chemical industries. The chemical industry is embarking on a self regulated program to assess vulnerability to physical and cyber security at chemical plants and implement the necessary security enhancements. Services offered by the Company's team include threat and vulnerability assessments, risk mitigation plans, cost/benefit analysis, security system design, implementation, testing and training.

         The Company also believes it is uniquely qualified to apply its plant design and operations knowledge as well as simulation technology to help customers analyze security threats and develop strategies to test plant recovery strategies in the event of an accident.

         Process Control Business

         The Company's Process Solutions Group is continuing its efforts to introduce product enhancements that maintain the Company's competitive edge in the marketplace. The Process Solutions Group has continued to concentrate on its existing customer base while embarking on a major effort to expand channels to market with a new version of its process automation system that leverages the latest price advantaged technology. This entry level offering, D/3 Compact, along with the most recent release of the software, D/3 Version 11.0, combines the low cost found in programmable logic controllers (PLC) solutions with the high functionality of a distributed control system. The small footprint and lower cost of this new offering is only the tip of what the new software capabilities include. Existing and new customers will find enhanced alarm handling and improved security features with the use of D/3 Version 11.0 and D/3 Compact. This cost effective solution will enable existing customers to apply automation to areas of their plants that could not previously afford the benefits of a fully distributed control system.

         Furthermore, from a sales and marketing perspective, the Process Solutions Group has expanded its sales channel by entering into agreements with five manufacturers' representative organizations that will work in conjunction with the existing direct sales group to cultivate new business, particularly in smaller batch applications where previously the power of the D/3 could not be financially justified. In support of the aggressive sales efforts, the Process Solutions group has also initiated a number of marketing activities this year in an effort to improve awareness of GSE Systems in the marketplace. Although the D/3 family of technology products is superior to other offerings, many potential new customers are not aware of the Company. Accordingly, the Process Solutions Group has created an integrated marketing program to reach new customers which includes:

* designing and developing new corporate brochures, pamphlets and other marketing literature,
*    developing a new web site that was released in August,
* launching two direct mail campaigns - one for existing customers and the other for prospects in the specialtychemical, pharmaceutical, and food and beverage industries,
* launching a public relations campaign in an effort to use the media for awareness,
* establishing a contract with ARC Advisory Group, a leading analyst firm in the process manufacturing industry, and
* launching a customer reference program in an effort to document successes with our loyal customer base.

Results of Operations

         The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of contract revenue:

                                           Three months ended September 30,                Nine months ended September 30,
                                        -----------------------------------------     ------------------------------------

                                          2002        %          2001        %          2002       %        2001           %
                                        -------     -------   ----------  ------     --------   -------    --------      -------
Contract revenue                       $ 10,612     100.0 %   $ 13,823    100.0 %    $ 34,017   100.0 %   $ 38,146       100.0 %
Cost of revenue                           7,576      71.4 %      9,469     68.5 %      23,749    69.8 %     27,538        72.2 %
                                        --------    --------   ---------  -------    --------   -------    --------      --------

Gross profit                              3,036      28.6 %      4,354     31.5 %      10,268    30.2 %     10,608        27.8 %
                                        --------    -------    ---------   ------    --------   -------    --------      -------

Operating expenses:
 Selling, general and administrative      2,971      28.0 %      2,836     20.5 %       9,016    26.5 %      8,134        21.3 %
 Depreciation and amortization              137       1.3 %        364      2.6 %         379     1.1 %      1,065         2.8 %
                                        --------    --------   ---------   -------   ---------   -------    -------      -------

Total operating expenses                  3,108      29.3 %      3,200     23.1 %       9,395    27.6 %      9,199        24.1 %
                                        --------     -------   ---------   -------   ---------   -------    -------      -------

Operating income (loss)                     (72)     (0.7)%      1,154      8.4 %         873    2.6 %       1,409         3.7 %

Gain on sale of assets                      -         0.0 %        -        0.0 %          -     0.0 %       3,273         8.6 %
Interest expense, net                       (69)     (0.7)%       (235)    (1.7)%        (204)  (0.6)%        (687)       (1.8)%
Other income, net                             8       0.1 %        (15)    (0.1)%          98    0.3 %         118         0.3 %
                                        --------     --------  ---------  --------     -------  --------    -------      --------

Income (loss) before income taxes          (133)     (1.3)%        904      6.6 %         767    2.3 %       4,113        10.8 %

Provision (benefit) for income taxes        (51)     (0.5)%        303      2.2 %         294    0.9 %       1,330         3.5 %
                                        --------     --------  ---------   -------     -------  --------    -------      ---------

Net income (loss)                         $ (82)     (0.8)%       $601      4.4 %       $ 473    1.4 %     $ 2,783         7.3 %
                                        ========     ========  ========    =======     =======  ========    =======      ========







         Contract Revenue. Total contract revenue for the three and nine months ended September 30, 2002 totaled $10.6 million and $34.0 million, respectively, as compared with total contract revenue of $13.8 million and $38.1 million for the three and nine months ended September 30, 2001, respectively.

         The Process business unit's revenue was $5.1 million for the third quarter 2002 compared with $8.3 million in the same quarter of 2001, a 38.0% decrease; revenue for the nine months ended September 30, 2002 was $18.7 million versus $17.7 million for the same period in 2001, a 5.7% increase. Revenue generated from work performed for Westinghouse Savannah River Company (WSRC) decreased from $5.4 million or 66% of total Process revenue in the third quarter 2001 to $2.0 million or 39% of total Process revenue in the third quarter 2002. However, on a year-to-date basis, WSRC revenues have increased: $9.2 million or 49% of revenue for the nine months ended September 30, 2002 versus $8.4 million or 47% of revenue for the same period in 2001. Included in 2001 revenue was $507,000 related to Process' VirtualPlant business, which was sold to Avantium International B.V. in March 2001.

         The Power business unit's revenue was $5.5 million for the third quarter 2002 compared with $5.6 million in the same quarter of 2001, a 1.3% decrease; revenue for the nine months ended September 30, 2002 was $15.2 million versus $20.4 million for the same period in 2001, a 25.2% decrease. Although there was increased activity in the U.S. nuclear upgrade market in the first nine months of 2002 as compared to the prior year, international revenues have decreased due to the completion of several large, multi-year projects. In addition, several of GSE's international customers have delayed the award of large orders that the Company has bid on in 2002.

         Gross Profit. Gross profit totaled $3.0 million (28.6% of revenue) for the quarter ended September 30, 2002, as compared with $4.4 million (31.5% of revenue) for the quarter ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, gross profit decreased from $10.6 million (27.8% of revenue) in 2001 to $10.3 million (30.2% of revenue) in 2002. The reduction in gross profit margins for the third quarter 2002 reflects the lower Process revenues. The improvement in gross profit margins for the nine months ended September 30, 2002 is mainly due to the sale of Process' VirtualPlant business in March 2001 (this business had negative gross profit of $264,000 in the first quarter 2001).

          Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $3.0 million in the quarter ended September 30, 2002, a 4.7% increase from the $2.8 million for the same period in 2001. SG&A expenses for the nine months ended September 30, 2002 increased 10.8% to $9.0 million in 2002 from $8.1 million for the same period of the prior year. In the first quarter 2002, the Process business unit hired a new marketing manager who has been charged with developing the business unit's marketing strategy, revitalizing the Company's marketing collateral, and planning the product introductions for the D/3 Version 11.0 and the new D/3 Compact. The Power business has incurred higher bidding and proposal costs in the pursuit of new orders and from the addition of two marketing personnel hired for its security business in the beginning of 2002. In the third quarter 2002, the Power Business Unit implemented a staff reduction; SG&A expense reflects $205,000 of accrued severance, of which $177,000 had not been paid at September 30, 2002. In addition, the Company incurred a significant increase in its net research and product development expenditures ("R&D"), as discussed below.

         Gross R&D totaled $914,000 million in the third quarter of 2002, as compared with $499,000 in the same period of 2001. Capitalized software development costs totaled $651,000 and $282,000 for the third quarter of 2002 and 2001, respectively. Accordingly, net R&D expensed and included in SG&A was $263,000 and $217,000 for the third quarter of 2002 and 2001, respectively.

         Gross R&D spending for the nine months ended September 30, 2002 and 2001 totaled $2.9 million and $1.2 million, respectively. Capitalized software development costs totaled $2.2 million in 2002 versus $584,000 in the same period of 2001; and net R&D expensed and included in SG&A was $715,000 for the nine months of 2002 versus $624,000 in 2001.

     The increase in the Company's capitalized software development expenditures was related to:

* The development of Version 11.0 of its D/3 Process Automation System. The major enhancements to the system include improved alarm handling and advanced system diagnostics. In addition, the Company introduced two new more cost effective process controllers based on the use of modern PCI back plane technology and improved diagnostics. The project was completed for commercial release as of October 1, 2002.
* The development of the Process D/3 Compact, a smaller, redesigned version of the D/3 distributed control system which is aimed at smaller automation applications. This entry-level offering will combine the low cost found in Programmable Logic Controllers (PLC) solutions with the high functionality of a distributed control system. The project was completed for commercial release as of October 1, 2002.
* The replacement of the Graphic User Interfaces (GUI) for our Power GSuite and Topmeret tools with a Java based GUI, which will provide platform independence and internet enabling. The project is expected to be completed and ready for commercial release by January 1, 2003.

         Depreciation and Amortization. Depreciation expense totaled $137,000 and $197,000 during the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001 depreciation expense totaled $379,000 and $562,000, respectively. The decrease in depreciation in 2002 as compared to the same periods in 2001 is due to certain assets becoming fully depreciated.

         Due to the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, goodwill is no longer amortized, but is subject to an annual test of impairment. Thus, the Company recognized $167,000 of goodwill amortization in the third quarter 2001 versus none in the third quarter 2002. For the nine months ended September 30, 2001, the Company recognized $503,000 of goodwill amortization versus none for the nine months ended September 30, 2002. See Footnote 10, "Goodwill" in the Notes to Consolidated Financial Statements.

         Operating Income (Loss). The Company had operating loss of $72,000 (0.7% of revenue) in the third quarter 2002, as compared with an operating income of $1.2 million (8.4% of revenue) for the same period in 2001. For the nine months ended September 30, 2002 and 2001, operating income was $873,000 (2.6% of revenue) and $1.4 million (3.7% of revenue), respectively.

         Gain on Sale of Assets. On March 6, 2001, the Company sold its VirtualPlant business technology and assets to Avantium International B.V. in exchange for Avantium's stock and recognized a gain on the sale of $3.3 million, before income taxes. This gain was determined based on the estimated fair market value of the Avantium stock received, based on an independent appraisal, less the book value of the assets sold, approximately $700,000 in severance costs payable to certain former employees of VirtualPlant that were not hired by Avantium, and other transaction expenses. See Footnote 5, "Investment in Avantium International B.V." in the Notes to Consolidated Financial Statements.

         Interest Expense, Net. Net interest expense decreased 70.6% from $235,000 in the quarter ended September 30, 2001 to $69,000 for the same quarter in 2002. This decrease is due to lower interest rates in the third quarter 2002 versus 2001 (5.50% average and 7.25% average, respectively), a reduction in the average bank debt outstanding ($3.6 million average for the third quarter 2002 versus $6.2 million average for the third quarter 2001), and a reduction in the average balance outstanding on the Company's subordinated debt to ManTech ($650,000 average for the third quarter 2002 versus $4.9 million average for the third quarter 2001).

          For the nine months ended September 30, 2002 and 2001, net interest expense totaled $204,000 and $687,000, respectively. Similar reductions in the average interest rate and outstanding debt balances for the first nine months of 2002 as compared to the same period in the prior year accounted for the reduction in interest expense.

         Other Income, Net. Other income, net for the three and nine months ended September 30, 2002 reflects recognized foreign currency transaction gains and royalty income. For the comparable periods in 2001, other income mainly reflects the receipt of $147,000 equity distribution from the Company's liquidated joint venture in China (this investment was written off in a prior year) offset by net foreign currency transaction losses.

         Provision (Benefit) for Income Taxes. The Company's effective tax rate is based on the best current estimate of its expected annual effective tax rate. The difference between the statutory U.S. tax rate and the Company's effective tax rate for the quarters ended September 30, 2002 and 2001 is primarily due to the effects of foreign operations being taxed at different rates and state income taxes. As of September 30, 2002 and December 31, 2001, the aggregate deferred tax assets are recorded net of a valuation allowance of $4.9 million.


Liquidity and Capital Resources

         As of September 30, 2002, the Company's cash and cash equivalents totaled $465,000 compared to $2.0 million at December 31, 2001.

         Cash from operating activities. Net cash used in operating activities was $1.0 million for the nine months ended September 30, 2002. Significant changes in the Company's assets and liabilities in 2002 included:

     * a decrease in contract receivables of $1.6 million, largely related to the collection of receivables for Westinghouse Savannah River Company projects, and
     * a $1.6 million reduction in billings in excess of revenues earned. The Company had received orders from two Process customers in the third quarter 2001 that allowed GSE to invoice the customer in full prior to the work being completed. The reduction in billings in excess of revenues earned reflects the completion of a portion of these two contracts during the first nine months of 2002.

         Net cash used in operating activities was $1.5 million for the nine months ended September 30, 2001. The gain on the Company's sale of its VirtualPlant technology and assets to Avantium International B.V. in March 2001 ($3.3 million) was a non-monetary exchange that had no impact on the Company's operating cash flow in 2001. Significant changes in the Company's assets and liabilities in 2001 included an increase in contract receivables of $4.3 million, a $4.2 million reduction in accounts payable and accrued expenses, and a $4.5 million increase in billings in excess of revenues earned. Accounts receivable collections in early 2001 together with the $1.5 million received in cash from ManTech through issuance of additional subordinated debt were used to pay down vendor liabilities.

          Cash used in investing activities. Net cash used in investing activities was $2.6 million in the first nine months of 2002, comprised of $2.2 million of capitalized software development costs and $424,000 for capital expenditures. The Company expects spending on capitalized software development costs and capital expenditures to decrease for the final quarter of 2002 as compared with the spending in the first nine months of 2002, with forecasted expenditures of $350,000.

         In the first nine months of 2001, net cash used in investing activities was $926,000, consisting of $584,000 of capitalized software development costs and $342,000 for capital expenditures.

         Cash provided by financing activities. During the nine months ended September 30, 2002, the Company generated $2.0 million net cash through financing activities. The Company received $1.3 million from its escrow agent in January 2002 from a fixed-price rights offering which was completed on December 21, 2001 and received $262,000 from the exercise of employee stock options. The Company decreased its borrowings under its bank line of credit by $1.3 million to a total of $3.7 million, and decreased its borrowings from ManTech International Corporation by $350,000 to a total of $650,000. The Company entered into two contracts with a customer for the lease of certain hardware and software under 36-month leases and assigned the payments due under these sales-type leases to a third party financing company, receiving proceeds of $2.6 million. In addition, the Company issued a $168,000 bid bond that was cash collateralized. Bid bonds are issued by the Company in the ordinary course of business through banks as required by certain contracts and proposal requirements.

         Cash generated by financing activities was $1.9 million in the nine month period ended September 30, 2001. In 2001, the Company reduced its borrowings under its bank line of credit by $1.1 million to a total of $8.1 million, but increased its borrowings from ManTech by $3.4 million to a total of $4.9 million.


Credit Facilities

         The Company has a $10.0 million bank line of credit with a bank which expires on March 23, 2003. The credit facility provides for borrowings up to a total $10.0 million to support working capital needs and foreign letters of credit. At September 30, 2002, the Company's available borrowing base was $4.9 million, of which approximately $3.7 million had been utilized.

         The credit facility requires the Company to comply with certain financial ratios on a monthly basis and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. As of July 31, 2002 and August 31, 2002, the Company was not in compliance with one of its financial ratio covenants. The Company has received a written waiver from the bank for its July and August noncompliance. At September 30, 2002, the Company was in compliance with all of the covenants.

         As of September 30, 2002, the Company has classified the borrowings under the line of credit as current. See Note 6, "Long-term Debt", in the Notes to Consolidated Financial Statements" for additional details about this line of credit.

         On June 25, 2001, the Company issued an unsecured promissory note to ManTech that allowed the Company to borrow up to $1.0 million at an interest rate of prime plus one percent. The note is subordinated to the Company's credit facility. In 2002, the Company repaid ManTech $350,000 of the note from the proceeds of a fixed-price rights offering that was completed in December 2001.

         On December 5, 2001, ManTech elected to convert $3.9 million of subordinated debt into Series A convertible preferred stock at a conversion rate of $100 per share. The Series A convertible preferred stock has no voting rights and bears dividends at the rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and compounded interest will accrue on any unpaid dividends. As of September 30, 2002, the Company had paid all dividends due except for $117,000 for the second and third quarter 2002 which are included in accrued expenses. ManTech at its discretion has the right to convert each share of Series A convertible preferred stock into GSE common stock at a purchase price of $2.645 per share at any time after a one-year holding period from the date of issuance. At the end of the third year from the date of issuance, the Series A convertible preferred stock automatically converts into 1,474,480 shares of GSE common stock. Prior to ManTech's conversion of the Series A convertible stock to common stock, GP Strategies has the option to acquire 50% of the Series A convertible preferred stock for $1,950,000.

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

         The Company is also subject to market risk related to the interest rates on its existing line of credit. As of September 30, 2002, such interest rates are based on the bank's prime rate plus 75 basis-points.

         As of September 30, 2002, $4.3 million of the Company's debt was subject to variable interest rates. A 100 basis-point change in such rates during the quarter ended September 30, 2002 and for the nine months ended September 30, 2002 would have changed the Company's interest expense by approximately $11,000 and $39,000, respectively.

Item 4.  Disclosure Controls
         Within ninety days prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Operating Officer (the "COO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the COO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
         For the Three and Nine Months ended September 30, 2002 and 2001


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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               None

         (b) Reports on Form 8-K

              The Company filed a report on Form 8-K effective September 20, 2002 regarding the following transactions:

              (a) On August 28, 2002, the registrant established an Executive Compensation Plan for Jerry Jen for 2002. Mr. Jen was appointed President on March 27, 2001. The Executive Compensation Plan for 2002 is similar to the one established for Mr. Jen in 2001, as modified to reflect the company's 2002 financial forecast.

              (b) On August 30, 2002, the registrant accepted the resignations of Messrs. Feldman and Greenberg as executive employees. Messrs. Feldman and Greenberg will continue to receive annualized payments of $120,000 and $60,000, respectively, in their capacity as Executive Director I and Executive Director II, respectively, through December 31, 2002. The term for all Executive Directors I (Messrs. Feldman and Pedersen) and Executive Directors II (Messrs. Moore and Greenberg) will expire on December 31, 2002. Notwithstanding, Messrs. Feldman, Pedersen, Moore and Greenberg will continue to serve as directors of the company in accordance with applicable law. Effective January 1, 2003, Messrs. Feldman, Pedersen, Moore and Greenberg will receive the company's standard compensation for directors (unless otherwise modified by the independent directors or shareholders in accordance with applicable law).




                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 2002                              GSE SYSTEMS, INC.



                             /S/ CHIN-OUR JERRY JEN
                               Chin-Our Jerry Jen
                      President and Chief Operating Officer
                          (Principal Executive Officer)



                              /S/ JEFFERY G. HOUGH
                                Jeffery G. Hough
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                           SECTION 302 CERTIFICATIONS

I, Chin-Our Jerry Jen, certify that:
1.) I have reviewed this quarterly report on Form 10-Q of GSE Systems, Inc. (the "Company");

2.) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

4.) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b.) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             Date: November 14, 2002

                             /S/ CHIN-OUR JERRY JEN
                               Chin-Our Jerry Jen
                      President and Chief Operating Officer
                          (Principal Executive Officer)
                           SECTION 302 CERTIFICATIONS
I, Jeffery G. Hough, certify that:

1.) I have reviewed this quarterly report on Form 10-Q of GSE Systems, Inc. (the "Company");

2.) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

4.) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b.) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                             Date: November 14, 2002

                              /S/ JEFFERY G. HOUGH
                                Jeffery G. Hough
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                           CERTIFICATIONS PURSUANT TO

                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         As required by 18 U.S.C. Section 1350, I, Chin-Our Jerry Jen, President and Chief Operating Officer, hereby certify that, to the best of my knowledge:

         1. this Quarterly Report on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

         2. the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                            Dated: November 14, 2002

                             /S/ CHIN-OUR JERRY JEN
                               Chin-Our Jerry Jen
                      President and Chief Operating Officer
                          (Principal Executive Officer)

         As required by 18 U.S.C. Section 1350, I, Jeffery G. Hough, Senior Vice President and Chief Financial Officer, hereby certify that, to the best of my knowledge:

         1. this Quarterly Report on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

         2. the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                            Dated: November 14, 2002

                              /S/ JEFFERY G. HOUGH
                                Jeffery G. Hough
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)