Form 10-K
period 2002-12-31
GSE SYSTEMS INC
filed 2003-03-31
CIK 944480

Conformed
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
 (Mark One)
               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number 0-26494

                               GSE Systems, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                 52-1868008
        (State of incorporation)       (I.R.S. Employer Identification Number)

  9189 Red Branch Road, Columbia, Maryland                   21045
__________________________________________                __________
 (Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code: (410) 772-3500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   Title of each class               Name of each exchange on which registered
  -------------------               -----------------------------------------
Common Stock, $.01 par value                 American Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

         The aggregate market value of Common Stock held by non-affiliates as of June 30, 2002 was $15,964,055 based on closing price of such stock on that date of $2.72.

Number of shares of Common Stock outstanding as of March 11, 2003: 5,869,138

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed for its 2003 Annual Meeting of Shareholders.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2002




                                TABLE OF CONTENTS


PART I                                                                    Page
                                                                           ----
Item 1.        Business.......................................................3
Item 2.        Properties....................................................29
Item 3.        Legal Proceedings.............................................29
Item 4.        Submission of  Matters to a Vote of Security Holders..........29

PART II
Item 5.        Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................30
Item 6.        Selected Financial Data.......................................32
Item 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................33
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk....48
Item 8.        Financial Statements and Supplementary Data...................49
Item 9.        Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure......................50

PART III
Item 10.       Directors and Executive Officers of the Company*..............51
Item 11.       Executive Compensation*.......................................51
Item 12.       Security Ownership of Certain Beneficial Owners
                 and Management*.............................................51
Item 13.       Certain Relationships and Related Transactions*...............51
Item 14.       Controls and Procedures.......................................51

PART IV
Item 15.       Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K.........................................52

               SIGNATURES....................................................53
               302 CERTIFICATIONS............................................54
               906 CERTIFICATIONS............................................56
               Exhibits Index................................................57

       * to be incorporated by reference from the Proxy Statement for the registrant's 2003 Annual Meeting of Shareholders.

D/3(R), D/3 DCS(R), SABL(R), TotalVision(R), FlexBatch(R) and RETACT(R) are registered trademarks and GFLOW+(TM), GLOGIC+(TM), GCONTROL+(TM), GPower+(TM), SimSuite Power(TM), SimSuite Pro(TM), SimExec(TM), eXtreme I/S(TM), RACS(TM), PEGASUS Plant Surveillance and Diagnosis System(TM), SIMONTM, BRUS(TM), SensBase(TM), Vista PIN(TM), TotalWebVision(TM), Java Applications & Development Environment (JADE)(TM) and GAARDS(TM) are trademarks of GSE Systems, Inc. All other trademarks used in this document are the property of their respective owners.

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


                                     PART I


ITEM 1.  BUSINESS.

      GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") is a world leader in real-time power plant simulation and process automation and control. The Company provides simulation solutions and services to the nuclear and fossil electric utility industry, as well as process industries such as the chemical and petrochemical industries. In addition, the Company provides plant monitoring, security access and control, and signal analysis monitoring and optimization software primarily to the power industry. The Company's process automation products optimize batch and hybrid plant control for the specialty chemical, food and beverage, and pharmaceutical industries. The Company operates through two business segments, Power Simulation and Process Automation.

      In addition to these two core businesses, GSE has invested in the use of simulation and control technologies to reduce the product development cycle for the pharmaceutical and chemical industries through its participation in the Netherlands-based company Avantium International BV.

      The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of the Company's Internet website (http://www.gses.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Recent Developments.

         Power Simulation Business

      The Company's Power Simulation Business was significantly impacted in 2002 by the delay of several international multi-million dollar projects. For various reasons, the awarding of these contracts was delayed by the customers until late 2002 or 2003. The US upgrade market was much stronger in 2002 than in the prior year, however, the strength in this market was not sufficient to ensure the profitability of the business unit. In addition, Power began marketing its plant access control and intrusion detection system in 2002 to nuclear power plants; this technology had been acquired in a previous year but the Company had not committed resources to its development until 2002. Due to the lower revenues, the business unit reduced its on-going operating costs in 2002 by implementing two personnel reductions, one in April and one in September. Power's total employees decreased 13.1% to 119 at December 31, 2002.

      The Company's Power Simulation Business Unit ("Power") is positioning itself to take advantage of emerging trends in the power industry. The operating licenses for numerous nuclear power plants will expire over the next several years. Ten plants have already received license extensions, and twenty more have applications pending. Many plants are also planning significant upgrades to the physical equipment and control room technology in conjunction with the license extensions. Both will result in the need to modify or replace the existing plant control room simulators. The Company, having the largest installed base of existing simulators, is well positioned to capture the majority of this business.

      To address the varying levels of technology that exists across the Company's installed base, the Company has developed a Java-based graphical overlay technology called JADE (Java Application Development Environment). JADE provides a common look and feel to the Company's various simulation tools regardless of whether the underlying technology is UNIX, LINUX or Microsoft Windows XP. JADE also works with all of the Company's tools for building electrical, logic and control, and flow system models for plants.

      The Company continues to focus on the fossil power segment of the power industry. Several fossil plant simulators were delivered in 2002 receiving broad acclaim from customers. The G-Suite tools developed in 2000 have enabled the Company to effectively compete in the fossil market segment. These tools have also been converted and are included in the JADE product line. The Company also entered into a licensing arrangement with the Russian Research Center "Kurchatov Institute", allowing the Company to utilize and market Kurchatov's SIMPORT technology. This robust, object-oriented technology gives the Company an additional technology offering for the fossil market to meet a variety of market demands.

      While GSE simulators are primarily utilized for power plant operator training, the uses are expanding to include engineering, plant modification studies, and operation efficiency improvements for both nuclear and fossil utilities. During plant construction, simulators are used to test control strategies and ensure on-time start-up. After commissioning, the same tools can be used to increase plant availability and optimize plant performance for the life of the facility. In 2002, the Company developed a plant optimization scheme using its simulation technology in a new and unique way. The Company is actively seeking partners to help bring this new application to the marketplace.

      In 2002, the Company continued to expand the sale of its plant optimization tools based on advanced signal analysis technology. The Company's Pegasus Plant Surveillance and Diagnosis System helps improve plant availability, safety and economy. Pegasus is a software package for semi-automatic plant surveillance and diagnostics and enables site engineers to perform detailed analysis for specified component faults, allowing the identification of degraded performance and replacement of components before they fail. SensBase provides comprehensive sensor test services, thus ensuring that changes in transmitters and other instruments do not jeopardize the function of the nuclear plant protection systems. BRUS, a noise analysis program package, is a collection of signal analysis tools which allow users to detect developing abnormalities in the plant. The Company's worldwide reputation for boiling water reactor stability training lead to an increase in sales of both stability training courses, and the Company's SIMON Stability Monitoring equipment. The Company has been very successful in selling this technology to European and Asian customers and is investigating its viability in the US market.

      In 2001, the Company entered into a strategic marketing alliance with General Physics Corporation, which is expected to help expand the Power business. General Physics Corporation is the leading supplier of operator instructional training programs for the Power industry. Whereas GSE is the leading manufacturer of operating training simulators for the Power industry, the alliance with General Physics Corporation will allow a more encompassing solution to both companies' client base and strengthen their respective product lines. In addition to cooperating in marketing of individual products, the companies will combine some of General Physics' extensive training materials and programs with GSE's power plant simulation models to provide truly interactive and adaptive total training solutions. GSE will also help sell and distribute General Physics' GFE product to GSE's customer base. The companies are working towards a unique web-enabled training capability offering the Company's simulation technology.

     In light of recent security concerns at nuclear plants and other sensitive locations, the Company began to aggressively market its access control and intrusion detection system to the nuclear and process industries, technology that the Company had acquired several years ago but had not committed resources to develop. In 2002, the Company hired technical and marketing staff to grow the security business. As a result, the Company secured a contract in 2002 with a major nuclear utility to upgrade the security system at one of its nuclear power plants with GAARDS (GSE Alarm, Access, Reporting and Detection System), and to provide licenses to extend the technology to each of the other nuclear plants operated by the utility. GAARDS is targeted at highly regulated industries that require a very robust and feature rich security system. The system is a command and control center that integrates information card readers, retinal scanners, closed circuit TV and other field devices used for intrusion detection and personnel access control. The Company is also teaming with ManTech Security Technologies Company, a subsidiary of one of its principle shareholders, and other industry security experts to provide turnkey capabilities to the nuclear industry. Services include threat and vulnerability assessments, risk mitigation plans, cost/benefit analysis, security system design, implementation, testing and training.

     In 2002, the chemical industry embarked on a self regulated program to assess vulnerability to physical and cyber security at chemical plants. Now that many of those assessments are complete, the Company believes that these plants will begin to upgrade their existing access control and intrusion detection systems in 2003 and beyond. Accordingly, the Company launched several marketing campaigns to promote GAARDS in anticipation of this emerging demand.

      The Company also believes it is uniquely qualified to apply its plant design and operations knowledge as well as simulation technology to help customers analyze security threats and develop strategies to test plant recovery strategies in the event of an incident.

      The Company entered into an agreement with RedStorm Scientific Inc. in 2002 for the use of GSE software in the drug discovery process. RedStorm is a privately held computational drug design company. Its technology (patents pending), known as Fyrestar, utilizes bio-informatics and computer-aided molecular design to create lead compounds that are developed into successful new drugs. It greatly reduces the significant cost associated with screening thousands of potential compounds common in the drug development process. Under the terms of the agreement, GSE will utilize its eSMART simulation software and graphical user interface to enable scientists to easily access and use the Fyrestar technology, graphically displaying results as the calculations take place. This will enable scientists to adjust their assumptions in real time, and further improve results.

         Process Automation Business

      The Process Automation Business was profitable in 2002, however, their revenues declined from 2001 mainly due to reduced spending from their largest customer, Westinghouse Savannah River Corporation. Many of Process' customers continue to delay capital expenditures due to the overall US economy and continue to postpone significant upgrades to their process control systems. After downsizing significantly in 2000 and limiting its marketing expenditures for the last several years, Process increased its marketing efforts significantly in 2002 to introduce new products, improve customer's awareness of the Company and its products, and revamp its marketing collateral.

      To expand within its traditional customer base and gain new customers, Process embarked upon a program in 2002 to develop a lower-cost, next generation process controller using the latest microprocessor technology. This new controller was part of the third quarter 2002 D/3 product release that also included enhanced alarming and improved security features. This new version of the D/3 product will allow the Company to bridge the cost gap between programmable logic controllers (PLCs) and the distributed control systems while providing the increased performance of a full-function distributed control system. This more cost effective solution will enable existing customers to apply automation to areas of their plants that could not previously afford the benefits of a full-function distributed control system. The Company has initiated a program to expand its distribution channels for its new products, particularly in smaller, batch applications where previously the power of the D/3 could not be cost effectively applied. To this end the Company has partnered with six Manufacturer's Representative organizations and two Systems Integrator companies. This new Channel Partnership program has increased the number of salespeople selling the D/3 by over fifty. The Company intends to add additional partners as needed.

        In support of the aggressive sales efforts, the Process business unit also initiated a number of marketing activities in 2002 in an effort to improve awareness of GSE Systems in the marketplace. Although the D/3 family of technology products is superior to other offerings, many potential new customers are not aware of the Company. Accordingly, Process created an integrated marketing program to reach new customers which included:

     * Designing and developing new corporate brochures, pamphlets and other marketing literature,
     *   Developing a new web site that was released in August,
     * Launching two direct mail campaigns--one for existing customers and the other for prospects in the specialty chemical, pharmaceutical, and food and beverage industries,
     * Launching a public relations campaign in an effort to use the media for awareness,
     * Establishing a contract with ARC Advisory Group, a leading analyst firm in the process manufacturing industry, and
     * Launching a customer reference program in an effort to document successes with our loyal customer base.

       In October 2002, GSE purchased the stock of ManTech Automation Systems (Beijing) Company Ltd, from ManTech International Corp. (ManTech is a principle shareholder of the Company). The Chinese company, which has seven employees, was renamed GSE Systems Engineering (Beijing) Company Ltd. This acquisition gave the Company a much needed base in China to pursue and implement automation and simulation projects in that emerging market. In order to compete in the world market, many large manufacturing companies have moved or intend to move some of their manufacturing plants to China to take advantage of low labor costs and to be positioned to participate in the large Chinese market. GSE has been informed of such plans by some of its existing customers; these customers have indicated that they intend to install GSE's D/3 control systems for their automation processes in these new facilities. In 2002, GSE received a contract in China for delivering a D/3 system and process simulation software; this project was implemented by our Chinese subsidiary successfully with minimum support from GSE headquarters. The Company believes that its new Chinese operation will be able to provide critical local services that will enable the Company to meet the needs of the Chinese market. Access to low cost engineering labor will also enable the Company to be more competitive in its worldwide operations.


             Research and Development

      Throughout the year, GSE continued to invest in its core products of D/3 Distributed Control System and Power simulation technology. As mentioned above, the Company enhanced the capabilities of the D/3 through significant investment in a lower-cost, next generation process controller using the latest microprocessor technology. This new controller was part of the third quarter 2002 D/3 product release that also included enhanced alarming and improved security features. GSE also invested in the development of additional enhancements to its FlexBatch Recipe and Process Management software.

   The Company also released several power plant simulation tools using Java Technology in 2002. The Graphic User Interfaces (GUI) for the Power GSuite and Topmeret tools were replaced with a Java-based GUI, thus providing platform independence and internet enabling. These tools include JElectric, JFlow, JDesigner, JLogic, JControl, JExec and JStation which are the software packages of the JADE suite of tools.

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

      In early 2000, GSE determined that outside investment was required to support its VirtualPlant business, however, the Company was unsuccessful in attracting the needed capital on acceptable terms. Accordingly, in March 2001, the Company sold its VirtualPlant assets and technology, including its BatchCAD product, to Avantium. GSE received 200,000 shares of Avantium preferred stock and 280,000 shares of Avantium common stock. At December 31, 2002 the Company owned 6.1% of Avantium.

      During 2002, the Company invested in RedStorm Scientific Inc., an emerging biotechnology company utilizing a proprietary (patent pending) computational technology for protein analysis called Fyrestar. RedStorm Scientific Inc. needed a software development and operating environment to optimize the Fyrestar code. The Company customized its eSMART (engineering, Simulation, Management and Real-Time) product. In addition to the potential growth of RedStorm Scientific Inc., the Company proved that eSMART is a viable product to help companies, laboratories and educational institutions optimize their large, complex and often inefficient computer codes. At December 31, 2002 the Company owned 10.2% of RedStorm.

      In October 2002, GSE purchased the stock of ManTech Automation Systems (Beijing) Company Ltd, from ManTech International Corp. The Chinese company, which has seven employees, was renamed GSE Systems Engineering (Beijing) Company Ltd. This acquisition gave the Company a much needed based in China to pursue and implement automation and simulation projects in that emerging market.

Power Simulation Business.

         The Company's Power Simulation Business is comprised of three divisions: Power Simulation, Plant Security Systems, and Process Simulation.

      Power Simulation.

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

      The deregulation of the power industry has forced utilities to view their assets differently. Power plants must now be profit centers, and gaining the maximum efficiency from the plant to become, or remain, competitive is a paramount issue. The mindset of the operator has shifted, as plant operators now must perform within narrower and narrower performance margins while still maintaining safe operations. GSE believes its fossil fuel plant customers are now recognizing the benefits of high fidelity simulation models that provide highly accurate representations of plant operations to help plant operators and management determine optimal performance conditions.

      Despite the recent down-turn in the domestic power plant development market, the Company sees two trends which may indicate the need for more simulation products and services. First, the license extension process in the nuclear industry may result in significant changes in plant equipment and control room technology. Based upon US Nuclear Regulatory Commission regulations, each training simulator is required to reflect all changes that are made in the actual plant, thus when changes in plant equipment and control room technology are made, the nuclear power plants must either upgrade existing simulators or purchase brand new simulators. Second, the aging of the nuclear and fossil plant operator workforce will result in the need for simulation to train the next generation of plant operators.

      Therefore, the Company believes that these trends, if they come to fruition in whole or even in part, represent a market opportunity for its real-time simulation, plant optimization, asset management and condition monitoring products and services.



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

      The Company has also focused on upgrading older technology used in power plants to new technology upgrades for plant process computers, safety parameter display systems, and plant access security systems. As nuclear plants in the U.S. continue to age, the Company will seek more business in this upgrade market.

      GSE provides both turnkey solutions, including simulated hardware and proprietary software, to match a specific plant, and discrete simulation technology for specific uses throughout a plant. Its substantial investment in simulation technology has led to the development of proprietary software tools. These tools significantly reduce the cost and time to implement simulation solutions and support long-term maintenance. The Company's high fidelity, real-time simulation technology for power plant fluid, logic and control, electrical systems and associated real time support software, JADE, is available in UNIX, Linux, and Windows XP computer platforms. This technology is specifically designed to provide user friendly graphic interfaces to the Company's high fidelity simulator.

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

      Other products of the Power Simulation business include:

  * Java Applications & Development Environment (JADE), a Java-based application that provides a window into the simulation instructor station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run simulation scenarios from anywhere they have access to the web. JADE includes the following software modeling tools:
       * Jflow, a modeling tool that generates dynamic models for flow and pressure networks.
       * Jcontrol, a modeling tool that generates control logic models from logic diagrams.
       * Jlogic, a modeling tool that generates control logic models from schematic diagrams.
       * Jelectric, a modeling tool that generates electric system models from schematic and one-line diagrams.
       * Jtopmeret, a modeling tool that generates two phase network dynamic models.
       *  Jdesigner, a JADE based intuitive graphic editor for all JADE tools.
       *  Jstation, a JADE based web-enabled Instructor Station.


  * G_Suite, a suite of software modeling tools developed under the Microsoft Windows environment. It includes:
       * Gflow, a modeling tool that generates dynamic models for flow and pressure networks.
       * Gcontrol, a modeling tool that generates control logic models from logic diagrams.
       * Glogic, a modeling tool that generates control logic models from schematic diagrams.
       * Gelectric a modeling tool that generates electric system models from schematic and one-line diagrams.

  * SimExec, a Windows NT-based real-time simulation executive system that controls all real-time simulation activities and allows for an off-line software development environment in parallel with the training environment. It runs on Microsoft Windows, UNIX and LINUX operating systems.

  * SmartTutor, complementary software for instructor stations. It provides new capabilities to help improve training methodologies and productivity. Using Microsoft ActiveX controls, SmartTutor allows the control of the simulator software directly from Microsoft Office products. The user can run training scenarios directly from a Microsoft Word document, or he can plot and show transients live within a Microsoft PowerPoint slide.

  * eXtreme I/S, a Microsoft Windows based Instructor Station that allows the use of Microsoft Word and PowerPoint to control the real-time simulation environment. eXtreme I/S is a user-friendly tool for classroom training and electronic report generation. It provides real-time plant performance directly from the simulator during classroom training, which drastically increases learning efficiency.

  * Pegasus Surveillance and Diagnosis System, a software package for semi-automatic plant surveillance and diagnostics, incorporates sophisticated signal processing and simulation techniques to help operators evaluate the condition and performance of plant components. Pegasus permits plant management to identify degraded performance and replace components before they fail.

  * SIMON, a computer workstation system used for monitoring stability of boiling water reactor plants. SIMON assists the operator in determining potential instability events, enabling corrective action to be taken to prevent unnecessary plant shutdowns.

  * Vista PIN, a PC-based plant information system, provides unparalleled flexibility usefulness and ease of maintenance while decreasing the cost of ownership. Vista PIN provides real-time display of process parameters, trends, alarm status, and historical data archiving with on-line retrieval.

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

      Traditional Simulation Market. Nuclear power currently accounts for about 20% of the electrical power grid capacity in the United States and this percentage will likely remain the same even as total capacity increases. Any new nuclear power plants will likely be of the advanced reactor designs created by Westinghouse, General Electric and Siemens. These new designs require new simulators and training programs, as they are different from the nuclear power plant designs currently in operation. In addition to new power plants existing nuclear power plants will likely be required to remain on-line for a longer period than originally expected. In order to stay in operation, many plants will require life extension modifications. Since all existing US nuclear power plants went on-line before 1979, their designs and technology can also benefit from the substantial advances in plant design and technology developed over the past 20 years. For example, several of the Company's U.S. utility customers are considering replacing their existing hard panel control rooms with modern distributed control systems (DCS) as are common in fossil fuel plants, and which have been implemented in Europe for several years. Significant changes to control room instrumentation and overall control strategy from hard panel to DCS generally require modification or replacement of the plant simulator. With the largest installed base of nuclear plant simulators in the world, the Company believes it is uniquely positioned to serve this market segment with new simulation products and services.

      As plants extend their useful life, many plan to "up-rate" the existing capacity to increase electrical yield. By changing the capacity of certain equipment in a plant, the utility can gain upwards of a 10%-15% increase in output. Again, any such changes must be reflected in the control room simulator, and operators must be trained on the new equipment before implementation.

      In addition to the United States markets, several emerging regions of the world are expanding their electrical capacity with both nuclear and fossil fuel power plants. The Company believes this expansion includes the need for integrated simulation and training programs and has developed products that will enable it to exploit the fossil fuel simulation marketplace. GSE is increasing its marketing efforts in this area

      Simulation Beyond Training. In addition to operator training, the Company's simulation products can meet this increased need for efficiency by assisting plant operators in understanding the cost implications of replacing equipment, installing new technology and maintaining out-of-service assets. In order to exploit this potential, the Company has increased the fidelity of its simulation products and is marketing its services to increase the fidelity of simulators that are already in operation.

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

      Optimize Existing Engineering Resources. GSE's Power domestic service organization focuses on simulator upgrades and retrofits. This group employs over 20 engineers, and in addition, the Company employs over 60 engineers at the Columbia, Maryland headquarters capable of servicing the upgrade/retrofit and new simulator market. In addition to domestic resources, GSE has developed a network of trained engineers in Russia, Ukraine, Czech Republic, Bulgaria, India and China. These foreign resources provide low cost engineering and software development capabilities and are readily available to supplement the United States engineering staff as necessary.

      In addition, the Power Simulation business has grown through acquisitions and will continue to pursue acquisitions and investment opportunities that will create value and enhance cash flow. The Company targets acquisitions and investments that provide:

     *    Cost savings opportunities

     *    Enhanced positioning in existing markets

     *    Entry into new geographic and industry markets

     *    Turnaround opportunities for under-performing businesses

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

      Competition

      The Power Simulation business encounters intense competition. In the nuclear simulation market, GSE competes directly with larger firms primarily from Canada and Germany, such as Canadian Aerospace & Electronics (CAE), and STN Atlas. The fossil simulation market is represented by smaller companies in the U.S. and overseas. Several of the Company's competitors have greater capital and other resources than it has, including, among other advantages, more personnel and greater marketing, financial, technical and research and development capabilities. Customer purchasing decisions are generally based upon price, the quality of the technology, experience in related projects, and the financial stability of the supplier.

      Customers

      The Power Simulation business has provided approximately 200 simulation systems to an installed base of over 75 customers worldwide. In 2002, approximately 57% of the Power Simulation revenue was generated from end users outside the United States. Customers include, among others, Ameren, Arizona Public Service, Carolina Power and Light Company, Commonwealth Edison Company, Eskom South Africa, Karnaraft Sakerhet & Utbildning AB, Korean Electric Power Company, Nationalina Elecktrischecka Kompania, Orgrez SC, Battelle's Pacific Northwest National Laboratory, Taiwan Power Company, and West Bengal Development Corp.

      For the years ended December 31, 2002, 2001, and 2000 one Power Simulation customer (Battelle's Pacific Northwest National Laboratory) accounted for approximately 11%, 17%, and 22%, respectively, of GSE's consolidated revenues. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects GSE performs in Eastern and Central Europe.

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

         Russia                                South Africa
         Germany                               Mexico
         Bulgaria                              Brazil
         Spain                                 Taiwan
         Czech Republic                        South Korea
         India                                 Japan
         United Kingdom                        People's Republic of China
         Ukraine


      Plant Security Systems

      Industry

      The access control market is a $2 billion subset of the $15 billion monitoring and identification security market according to Morgan-Keegan. Prior to the events of September 11, 2001, the nuclear power plant security industry was focused on upgrading existing security systems to new computing technology. Each plant has an access control and intrusion detection system in compliance with regulations promulgated by the Nuclear Regulatory Commission (NRC). The market was focused on upgrading existing control systems with newer computing hardware and more powerful database systems. The requirements included the ability to interface to new field sensing devices such as CCTV, microwave sensors, and more sophisticated biometric devices such as hand geometry and retinal scanners. The market is very diverse, serviced by a number of vendors without clear dominance.

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

      In addition to nuclear power reactors, there are numerous research reactors and nuclear waste storage and processing facilities throughout the country. Concern also centers on reactors in Eastern Europe, and the Department of Energy is currently developing its strategy regarding nuclear plant security as it relates to US policy and national security. The Company plans to utilize the channels to market it has developed in the international nuclear market to pursue the international nuclear security segment.

      In addition to nuclear power, the domestic chemical, pharmaceutical and food and beverage industries are evaluating their vulnerability to terrorist threats. The American Chemical Council is recommending that manufacturers of chemical products step up their role in protecting America's homeland. There are over 15,000 chemical plants in the U.S. that have large quantities of extremely toxic or volatile chemicals. Unlike the nuclear power industry, there are no common standards of security across plants in the chemical industry.

      Cyber security, particularly regarding plant process control systems, is a growing concern, and is also being addressed by the American Chemical Council and other industry associations. A part of the vulnerability assessment methodology addresses internal and external access to process control equipment, especially in light of trends in the process control industry to make systems more open and integrated with other plant information systems.

      GSE's Solution

      The GSE Alarm Access Reporting and Detection System (GAARDS), provides access control and intrusion detection for large industrial applications such as nuclear power plants that require personnel tracking. This system is redundant, stable, and includes such standard features as: access control and intrusion detection, CCTV integration, biometrics and on-line personnel photos, dynamic map displays, advanced event processing, security communications, and systems integration. Using its rich engineering talent, the Company specializes in writing customer interfaces to third party field hardware such as door locks, card readers, CCTV, etc. This capability allows customers to utilize their legacy hardware, and thereby save considerable money when upgrading their security systems.

      The Company has also launched a research and development program to utilize its GAARDS technology as an authentication/validation server for the Company's and third party process control systems. Securely integrating the physical site security system with process control cyber security will provide the Company with a unique offering to the process industries.

      In addition to plant access control systems, the Company believes the plant design and operations knowledge it has gained through simulation gives it the expertise to help utilities uncover and assess plant vulnerabilities. The Company's simulation capability can be used to assist the industry in testing threat scenarios and response time frames. The Company continues to work with experts in vulnerability assessment methodologies to bring this unique application of simulation to the market.

     Strategy

      GAARDS is focused on highly regulated markets such as nuclear power, chemical processing, pharmaceutical development and food and beverage. These industries either already require, or may soon require, the robust features already designed into GAARDS. The Company will also focus on the upgrade market, leveraging its ability to interface with existing customer hardware and thereby providing an economic advantage to the Company's solution.

      The Company will continue to differentiate itself through offering services beyond just the access control system implementation. The Company is teaming with ManTech Security Technologies Company to provide turnkey capabilities to the nuclear industry. Services range from threat and vulnerability assessments, risk mitigation plans, cost/benefit analysis, security system design to implementation, testing and training.

       Competition and Competitive Advantage

      The nuclear plant access control and intrusion detection system market is not dominated by any vendor. This market is best classified as an upgrade market, and the Company believes that it is in a strong position to compete due to its superior technology and ability to provide cost effective upgrade solutions. The Company's experience and reputation as a reliable supplier to the nuclear industry and as a systems integrator of complex real-time nuclear plant computer systems (Simulators, Security Systems, Plant Process and Control Computers) gives the Company unique access to the industry.

      The chemical and pharmaceutical market segment is also served by a wide variety of relatively small sized companies. The Company believes that emerging security awareness in this segment will result in the demand for the more sophisticated security solutions offered by the GAARDS product. In addition, the use of GAARDS in combination with process control system security provides the Company a unique advantage.

      Sales and Marketing

      The Company will market its plant access control systems in the nuclear power and process markets through a combination of techniques including its existing direct sales channel, sales agents, strategic alliance partners and system integrators. The Company is building its Systems Integrator channel and investing in the necessary support infrastructure to make this channel successful.

      Process Simulation.

      Industry

      Throughout the process industries there is continuing competitive pressure and a reduction of technical resources, which is forcing process manufacturers to turn to advanced technologies for real-time optimization, training, and advanced process control. Operational efficiency is vital for companies to remain competitive where many of the manufacturing industries operate on very thin margins. There are only one or two advanced technology companies that offer services fully across this spectrum, and GSE offers dynamic real-time simulation capabilities for operator training into this segment.

      GSE's Solution

       The SimSuite Pro product was developed by GSE specifically for operator training, and the GSE culture and expertise is one of customized project execution and delivery. This marketplace places a high value on experience, both company-wide and for the individuals on the project teams, so GSE promotes its long history in training simulators, while also seeking new applications. The SimSuite Pro package continues to be enhanced with features applicable not just to the execution of professional training techniques, but also to the recording and validating of process operator performance for potential certification.

     Strategy

       The core concepts of process simulation make the technology a basis for other potential process improvement activities, such as Advanced Process Control and Process Optimization, which is where some of the major GSE competition has more business focus than for operator training. GSE will continue to emphasize its operator training focus and strengths, as well as the application of the process simulator for change management, where changes in the process, control strategy, or operating procedures, can be evaluated in real time before they are applied to the actual process units. On-stream time is an important economic factor, and there is recognizable value in avoiding the risk of unplanned process disturbances from invalidated changes.

       Competition and Competitive Advantage

       GSE's competitors are a varied group. There are major corporations offering a wide range of products and services that include operator training simulators. There are also companies focused on Process Technology and manufacturing enhancement, such as ABB and Honeywell who are DCS distributors to the refining industry and provide operator simulation as part of their DCS offering. There is a collection of companies with specific industry niches that lets them sometimes compete in operator training simulation, such as Invensys and Aspentech. There are also the smaller training companies that compete at the lower cost levels of CBT (Computer Based Training) or simple simulations close to CBT.

     The GSE company focus on training simulation is a business strength to project, and its vendor independence, with the ability to integrate to different vendor's process control systems, is also a value which is appreciated. GSE can be seen as a best-of-breed type of supplier because it is not tied to a major control system, nor is it providing simulation software for engineering and business management with high annual license fees.

      Sales and Marketing

      The Company will market its Process Simulation technologies through a combination of techniques including its existing direct sales channel, sales agents, and strategic alliance partners.

Process Automation Business.

      Industry

      Process control systems automate manufacturing and other processes, thereby reducing labor and other production costs and maximizing production efficiency. According to the Automation Research Council (ARC), the worldwide market for Automation Products and Services for Process Industries, over $44 billion in 2001, is expected to grow at the Compounded Annual Growth Rate (CAGR) of just over 5 percent over the next five years, reaching close to $57 billion in 2006. In addition, the ARC reports that roughly $65 billion worth of installed process control systems that are rapidly approaching the end of their useful life. These systems simply cannot deliver the level of functional autonomy and coordination required to be competitive. In their quest for operational excellence, process manufacturers face further challenges and the need to maximize Return on Assets (ROA). Manufacturing assets represent 75% of capital assets for most process manufacturers and most of these assets are controlled by process automation.

      The sales of process control systems have been driven by customer desires to improve production efficiency and reliability, and thereby maximizing Return on Assets. The capital-intensive and competitive nature of manufacturing requires companies to focus on designing, monitoring, and modifying the production processes in the most efficient and profitable manner. Process control systems consist of rugged microprocessor-based hardware, which is physically distributed throughout a plant and linked by digital communications to control centers. These systems allow users to monitor and control various functions. The graphic information and control displays utilized by these systems enhance the customer's strategic production and emergency decision-making capabilities.

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

      Process Automation products and services are targeted at the following industries in which the Company's personnel have substantial experience:

         *  Specialty chemicals                    *   Pharmaceutical
         *  Food and beverage                      *   Metals


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

      Other products of the Process Automation business include the following:

      * D/3 Compact, a compact packaging of D/3 DCS with full functionality and the capability to be expanded to a regular D/3 system.

      * FlexBatch, a flexible batch manufacturing system used to facilitate the rapid creation of various batch production processes.

      * TotalVision, a graphical system that provides a client/server-based human-machine interface for real-time process and plant information.

      *   TotalWebVision, a web-enabled version of the TotalVision package.

      * SABL, a sophisticated batch and sequential manufacturing software language that permits the scheduling and tracking of raw materials and finished products, data collection and emergency shutdown procedures.

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

      Strategy

       The goal of the Process Automation business is to expand its leading position as a provider of process automation solutions and services to its target markets of batch and hybrid control for the specialty chemical, food and beverage, and pharmaceutical industries. GSE's strategy has the following key elements:

     * Maintain Existing Customer Base. The D/3 system (including its early releases) has been used for process automation by existing customers for more than 20 years. Throughout the advancement of new technology, the Company always provides an upgrade path for customers to utilize its investment in application software such that the maximum ROI (Return of Investment) will be achieved. Also, a customer-focused business approach is the Company's operation philosophy which distinguishes the Company from its large competitors.

     * Improving technology. The D/3 DCS distributed control system is designed as an open standard that can work with a customer's existing software. In 2000, the Company expanded its open system software to permit communication with third-party I/O and implemented additional Microsoft technology such as Windows 2000 and Microsoft's OLE for process control to permit layering of third-party applications on its system. In addition, the Company implemented graphical utilities to increase the ease of use of this powerful system. These new tools and interfaces allow customers to use their existing equipment when they wish to upgrade their process automation technology. In 2002, the Company completed modifying its process control module (PCM) to increase its operating speed and reduce its manufacturing costs. The Company expects that this will allow it to bridge the cost gap between programmable logic controllers (PLCs) and the distributed control systems while providing the increased performance of a full-function distributed control system. The Company will continue to provide value-added differentiation through plant optimization and asset management technologies ported from the Company's power simulation market applications.

     * Expand its expertise to new industries. GSE has experience in the specialty chemical, food and beverage, pharmaceutical, and metals industries. The Company will continue to focus its efforts on these industries, but will seek to apply the technical expertise that it has developed to other industries.

     * Leverage its expertise through sale of engineering consulting services. The Process Automation group has developed a significant amount of expertise in manufacturing processes. In the past, it has provided field service to customers of its products pursuant to its warranty or an extended service plan. The Company is currently expanding these services to provide applications, hardware and systems engineering consulting services to its customers to improve the integration and performance of their process automation technology.

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

      Customers

      The Company has provided over 300 process control systems to an installed base of over 125 customers worldwide. In 2002, approximately 9% of worldwide Process Automation revenue was generated from end users outside the United States. The Company's customers include, among others, Archer Daniels Midland Company, Aristech, Bethlehem Steel Corporation, Cargill Incorporated, Eastman Chemical Company, Formosa Plastics Company, GE Plastics, Merck & Co., Inc., Miller Brewing Company, and Westinghouse Savannah River Company. For the years ended December 31, 2002, 2001, and 2000 one Process Automation customer (Westinghouse Savannah River Company) accounted for approximately 24%, 24%, and 11%, respectively, of the Company's consolidated revenues.

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

         The Company's ability to support its multi-facility, international and/or multinational clients is facilitated by its network of offices in the U.S. and overseas. Process maintains U.S. offices in:

         Louisiana                                   Pennsylvania
         Maryland                                    South Carolina
         North Carolina                              Texas

      Process Automation has strategic relationships with systems integrators and agents representing its interests in:

         Virginia                                     Taiwan
         California                                   People's Republic of China
         Michigan                                     Belgium
         New Jersey                                   South Korea
         Minnesota                                    The Netherlands
         Texas
         Illinois

Competitive Advantages.

         The Company believes that it is in a strong position to compete in both the Power Simulation and Process Automation markets based upon the following strengths:

     * Technical and Applications Expertise. GSE is a leading innovator and developer of real-time software with more than 30 years of experience producing high fidelity real-time simulators and over 25 years in producing fully integrated computerized process control systems in more than 25 countries. As a result, the Company has acquired substantial applications expertise in the energy and industrial process industries. The Company employs a highly educated and experienced multinational workforce of more than 240 employees, including approximately 180 engineers and scientists. Approximately half of these engineers and scientists have advanced science and technical degrees in fields such as chemical, mechanical and electrical engineering, applied mathematics and computer sciences.

     * Proprietary Software Tools. GSE has developed a library of proprietary software tools including auto-code generators and system models that substantially facilitate and expedite the design, production and integration, testing and modification of software and systems. These tools are used to automatically generate the computer code and systems models required for specific functions commonly used in simulation and process control applications, thereby enabling it or its customers to develop high fidelity real-time software quickly, accurately and at lower costs.

     * Open System Architecture. GSE's software products and tools are executed on standard operating systems with third-party off-the-shelf hardware. The hardware and operating system independence of its software enhances the value of its products by permitting customers to acquire less expensive hardware and operating systems. The Company's products work in the increasingly popular Microsoft operating environment, allowing full utilization and integration of numerous off-the-shelf products for improved performance.

     * International Strengths. Approximately 31% of the Company's 2002 revenue was derived from international sales of its products and services. GSE has a multinational sales force with offices located in Beijing, China, Nykoping, Sweden, and Tokyo, Japan and agents and representatives in 22 other countries. To capitalize on international opportunities and penetrate foreign markets, the Company has established strategic alliances and partnerships with several foreign entities.

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

     The Company has several U.S. patents that were issued in the 1996 time frame, none of which (individually or collectively) have a significant role in the Company's current business operations. In accordance with Title 35 U.S. Code Section 154, these patents have a duration of 20 years from the filing date of the application, subject to any statutory extension, provided they are properly maintained. The Company believes that all of the Company's trademarks (especially those that use the phrase "GSE Systems") are valid and will have an unlimited duration as long as they are adequately protected and sufficiently used. The Company's licenses are perpetual in nature and will have an unlimited duration as long as they are adequately protected and the parties adhere to the material terms and conditions.

      GSE's registered U.S. trademarks include D/3, D/3 DCS, SABL, TotalVision, Flexbatch and RETACT. Registration is pending or is being considered for other relevant trademarks, including JADE, SmartTutor, eSmart, D/3 Compact and GAARDS. Some of these trademarks have also been registered in foreign countries. The Company also claims trademark rights to SimSuite Power, SimSuite Pro, SimExec, eXtreme I/S, RACS, PEGASUS Plant Surveillance and Diagnosis System, SIMON, Vista PIN, TotalWebVision and Flexbatch.

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

Industries Served.

      The following chart illustrates the approximate percentage of the Company's 2002, 2001, and 2000 revenues attributable to each of the Company's reporting segments:

Industries served

                                                  2002         2001         2000
                                            -------------  ----------  -----------
Process                                              53%         50%          45%
Power                                                47%         50%          55%
                                            -------------  ----------  -----------
      Total                                         100%        100%         100%
                                            =============  ==========  ===========




Contract Backlog.

         The Company does not reflect an order in backlog until it has received a contract that specifies the terms and milestone delivery dates. As of December 31, 2002, the Company's aggregate contract backlog totaled approximately $29.9 million, with $19.0 million in contract backlog for the Power Simulation business and $10.9 million in contract backlog for the Process Automation business. Approximately $20.1 million or 67% of the backlog is expected to be converted to revenue by December 31, 2003. As of December 31, 2001, the Company's aggregate contract backlog totaled approximately $21.5 million, with $10.8 million in contract backlog for the Power Simulation business and $10.7 million in contract backlog for the Process Automation business.

Employees.

         As of December 31, 2002, the Company had 241 employees, a 6% decrease from December 2001. The reductions were primarily associated with the downsizing of the U.S Power business offset partially by the acquisition of GSE Systems Engineering (Beijing) Company Ltd.

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

Risk of International Sales and Operations.

         Sales of products and the provision of services to end users outside the United States accounted for approximately 31% of the Company's consolidated revenues in 2002. The Company anticipates that international sales and services will continue to account for a significant portion of its revenues in the foreseeable future. As a result, the Company may be subject to certain risks, including risks associated with the application and imposition of protective legislation and regulations relating to import or export (including export of high technology products) or otherwise resulting from trade or foreign policy and risks associated with exchange rate fluctuations. Additional risks include potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties involving the Company's strategic alliances and managing foreign sales agents or representatives and potential difficulties in accounts receivable collection. The Company currently sells products and provides services to customers in emerging market economies such as Russia, Ukraine, Bulgaria, and the Czech Republic. Although end users in the Ukraine accounted for 10.7%, 17.6% and 7.8% of the Company's consolidated revenue in 2002, 2001 and 2000, respectively, GSE's customer for these projects was Battelle's Pacific Northwest National Laboratory, which is the purchasing agent for the U.S. Department of Energy. The DOE provides funding for various projects in Eastern and Central Europe. Accordingly, the Company is not subject to the political and financial risks that are normally faced when doing business in the Ukraine. The Company has taken steps designed to reduce the additional risks associated with doing business in these countries, but the Company believes that such risks may still exist and include, among others, general political and economic instability, lack of currency convertibility, as well as uncertainty with respect to the efficacy of applicable legal systems. There can be no assurance that these and other factors will not have a material adverse effect on the Company's business, financial condition or results of operations.


The Company relies on two customers for a substantial portion of its revenues. The loss of either of these customers would have a material adverse effect upon the Company's revenues and results of operations.

         For the years ended December 31, 2002, 2001, and 2000, one Power Simulation customer (Battelle's Pacific Northwest National Laboratory) accounted for approximately 11%, 17%, and 22%, respectively, of the Company's consolidated revenues. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects the Company performs in Eastern and Central Europe. For the years ended December 31, 2002, 2001, and 2000, one Process Automation customer (Westinghouse Savannah River Company) accounted for approximately 24%, 24%, and 11%, respectively, of the Company's consolidated revenues. If the Company lost either of these customers, the Company's revenue and results of operations would be materially and adversely affected.

The Company's business is substantially dependent on sales to certain industries. Any disruption in these industries would have a material adverse effect upon the Company's revenues.

         In 2002, 40% of GSE's revenue was from customers in the nuclear power industry. The Company will continue to derive a significant portion of its revenues from customers in the nuclear power industry for the foreseeable future. The Company's ability to supply nuclear power plant simulators and related products and services is dependent on the continued operation of nuclear power plants and, to a lesser extent, on the construction of new nuclear power plants. A wide range of factors affect the continued operation and construction of nuclear power plants, including the political and regulatory environment, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, and general economic conditions.

         In 2002, 35% and 10% of the Company's revenue were from customers in the chemicals industry and the food and beverage industry, respectively. Accordingly, the Company's future performance is dependent to a certain extent upon the demand for the Company's products by customers in those industries. The Company's revenues may be subject to period-to-period fluctuations as a consequence of industry cycles, as well as general domestic and foreign economic conditions and other factors affecting spending by companies in the Company's target process industries.

The Company's substantial indebtedness could adversely affect its financial condition.

      The Company has substantial indebtedness. In addition, it may increase its indebtedness in the future. The following are important statistics about the Company and its indebtedness:

 * On December 31, 2002, the Company had total interest bearing debt of $6.2 million, representing 43% of its total capitalization.

 * On December 31, 2002, the Company's available borrowing base was $6.9 million, of which approximately $5.4 million had been utilized.

 * On March 23, 2003, the Company's existing credit facility was extended until March 31, 2004. The agreement reduced the maximum commitment under the credit facility from $10.0 million to $6.5 million as of March 23, 2003, with an additional reduction to $5.5 million on October 1, 2003; and a final reduction to $5.0 million on January 1, 2004.

 * The Company has been informed by its bank that the Company should begin to search for a new financial institution to provide for its future financing requirements. To provide the Company with enough time to perform this search, the bank agreed to provide the Company with a one-year extension of its current credit facility. Accordingly, on March 23, 2003 the Company's credit facility was extended until March 31, 2004. By March 31, 2004, the Company believes that the Company will have transferred the credit facility to a new financial institution.

      The Company's level of indebtedness could have important consequences to the stockholders. For example, it could:

 *    Make the Company more vulnerable to economic downturns.

 * Potentially limit the Company's ability to withstand competitive pressures.

 * Impair the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes.

 * Make the Company more susceptible to the above risks because borrowings under the Company's credit facility will bear interest at fluctuating rates.

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

         GSE's debt agreements impose significant operating and financial restrictions. These restrictions affect, and in certain cases limit, among other things, the Company's ability to:

 *    incur additional indebtedness and liens;

 *    make capital expenditures;

 *    make investments and acquisitions and sell assets;

 *    consolidate, merge or sell all or substantially all of its assets.

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

         As of March 11, 2003, ManTech, GP Strategies, the Company's directors and executive officers beneficially own approximately 44% of GSE's outstanding common stock. In addition ManTech owns 39,000 shares of Series A preferred stock, which convert into an aggregate of 1,474,480 shares of common stock. If fully converted by ManTech, ManTech will beneficially own approximately 36% of GSE's outstanding common stock, and GP Strategies will beneficially own approximately 18% of GSE's outstanding common stock. ManTech and GP Strategies disclaim beneficial ownership of all shares, including those subject to option, that are owned by affiliated individuals. ManTech has granted GP Strategies an option to acquire 19,500 shares of the Series A preferred stock from ManTech. If ManTech exercises its option to convert the Series A preferred stock to common stock, and GP Strategies exercises its option to acquire 50% of the Series A preferred stock held by ManTech and also converts those shares to common stock, ManTech will beneficially own approximately 25% and GP Strategies will beneficially own approximately 28%, of GSE's outstanding common stock. If these stockholders vote together as a group, they will be able to control the Company's business and affairs, including the election of individuals to the board of directors, and the outcome of actions that require stockholder approval including mergers, sales of assets, and to prevent, or to cause, a change of control of the Company.

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

         The Company has entered into a sublease agreement with Alpharma USPD Inc. to sublease 29,000 square feet of its Baltimore, MD facility for a five year period commencing on May 1, 2003. The subtenant may terminate the lease at the end of the second or third year of the agreement provided a six month notice is given. The Company plans to move most of the Process personnel presently using this facility to its Columbia, Maryland facility in April 2003.

         In addition, the Company leases office space domestically in Georgia, Louisiana, Texas, Pennsylvania, North and South Carolina, and internationally in China, Japan, and Sweden. The Company leases these facilities for terms ending between 2003 and 2007.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        ---------------------------------------------------------------------

         The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock reported by the American Stock
Exchange:



                      2002
--------------------------------------------------------

    Quarter           High                Low

First                      $ 4                 $ 3
Second                     $ 4             $ 2 5/7
Third                  $ 3 1/2             $ 2 1/9
Fourth                 $ 2 1/4                $6/7


                      2001
--------------------------------------------------------

    Quarter           High                Low


First                  $ 1 4/5             $ 1 1/5
Second                 $ 2 5/9                 $ 1
Third                  $ 2 5/9             $ 1 3/5
Fourth                 $ 3 1/9             $ 1 5/8




        The following table sets forth the equity compensation plan information for the year ended December 31, 2002:


---------------------------------------------------------------------------------------------------------------------------------

                                    Number of securities to         Weighted average exercise           Number of securities
                                    be issued upon exercise            price of outstanding           remaining available for
         Plan category               of outstanding options,                  options,               future issuance under equity
                                     warrants and rights              warrants and rights               compensation plans
---------------------------------------------------------------------------------------------------------------------------------
Equity compensation plan                 1,691,976                          $4.15                         808,024
approved by security
holders


Equity compensation plan                     --                              --                               --
not approved by security
holders
                                      --------------                   --------------                    --------------
Total                                    1,691,976                          $4.15                         808,024




         The Company's common stock is listed on the American Stock Exchange, where it trades under the symbol "GVP".

         There were approximately 33 holders of record of the common stock as of March 11, 2003. Based upon information available to it, the Company believes there are approximately 700 beneficial holders of the common stock. The Company has never declared or paid a cash dividend on its common stock. The Company currently intends to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future on its common stock. The Company has issued 39,000 shares of convertible preferred stock which accrue dividends at an annual rate of 6% payable quarterly. The amendment to the Company's credit facility that was effective March 23, 2003 restricts the Company from paying any dividends on the preferred stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

      Historical consolidated results of operations and balance sheet data presented below have been derived from the historical financial statements of the Company. For information and disclosures regarding the Company's business segments, see Note 19, Segment information, in the "Notes to Consolidated Financial Statements".


                                                                                Years ended December 31,
                                                            -------------------------------------------------------------------
(in thousands, except per share data)                            2002         2001          2000          1999          1998
                                                            -----------  ------------  ------------  ------------  ------------
Contract revenue                                              $ 43,116       $50,331       $55,715       $66,699       $73,818
Cost of revenue                                                 31,801        36,381        40,822        41,629        49,814
                                                            -----------  ------------  ------------  ------------  ------------
      Gross profit                                              11,315        13,950        14,893        25,070        24,004
                                                            -----------  ------------  ------------  ------------  ------------
Operating expenses:
      Selling, general and administrative                       12,303        10,857        17,853        22,646        20,345
      Depreciation and amortization                                540         1,375         1,695         1,680         1,768
                                                            -----------  ------------  ------------  ------------  ------------
Total operating expenses                                        12,843        12,232        19,548        24,326        22,113
                                                            -----------  ------------  ------------  ------------  ------------
Operating income (loss)                                         (1,528)        1,718        (4,655)          744         1,891
Gain (loss) on sales of assets                                       -         3,273          (990)            -           550
Write-down of investment
      in Avantium International B.V.                            (2,783)       (4,605)            -             -             -
Interest expense, net                                             (277)         (886)         (687)         (450)         (350)
Other income (expense), net                                         34           406            55            40           326
                                                            -----------  ------------  ------------  ------------  ------------
Income (loss) before income taxes                               (4,554)          (94)       (6,277)          334         2,417
Provision for (benefit from) income taxes                        1,389          (353)        2,537           233         1,020
                                                            -----------  ------------  ------------  ------------  ------------
Net income (loss)                                              $(5,943)        $ 259      $ (8,814)        $ 101       $ 1,397
                                                            ===========  ============  ============  ============  ============
Earnings (loss) per common share:         -Basic               $ (1.05)       $ 0.05       $ (1.70)       $ 0.02        $ 0.28
                                                            ===========  ============  ============  ============  ============
                                          -Diluted             $ (1.05)       $ 0.05       $ (1.70)       $ 0.02        $ 0.27
                                                            ===========  ============  ============  ============  ============
Weighted average common shares outstanding:
                                          -Basic                 5,863         5,217         5,182         5,066         5,066
                                                            ===========  ============  ============  ============  ============
                                          -Diluted               5,863         5,259         5,182         5,351         5,107
                                                            ===========  ============  ============  ============  ============

                                                                                      As of December 31,
                                                            -------------------------------------------------------------------
                                                                2002         2001          2000          1999          1998
                                                            -----------  ------------  ------------  ------------  ------------
Working capital                                                 $6,036        $7,063        $5,522        $8,665        $4,058
Total assets                                                    28,894        33,674        35,949        43,027        48,743
Long-term liabilities                                            9,617         7,263        12,390         9,083         3,350
Stockholders' equity                                             8,111        13,852         8,713        17,170        17,089



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         In 2002, the Company incurred a significant operating loss attributable in large part to the performance of the Company's Power business unit. The Power business unit's revenue and profitability were significantly impacted by the completion of several large, multi-year projects in late 2001 and early 2002 coupled with the delay of several very large full-scope international simulator orders. In addition to the operating loss, the Company wrote down its investment in Avantium International B.V., recording a non-cash charge of $2.8 million and recorded an income tax provision of $1.4 million resulting mainly from an increase in the Company's valuation allowance to fully reserve the Company's net deferred tax assets.

         The Company has a $10.0 million credit facility with a bank which matured on March 23, 2003. The Company has been informed by its bank that the Company should begin to search for a new financial institution to provide for its future financing requirements. To provide the Company with enough time to perform this search, the bank agreed to provide the Company with a one-year extension of its current credit facility. Accordingly, on March 23, 2003 the Company's credit facility was extended until March 31, 2004. At the time of the extension, the maximum commitment under the credit facility was reduced from $10.0 million to $6.5 million as of March 23, 2003; with an additional reduction to $5.5 million on October 1, 2003; and a final reduction to $5.0 million on January 1, 2004. Based upon the Company's current forecasts of its cash flow in 2003, the reductions in the maximum commitment will not have an impact on the Company's operations or liquidity. Management believes in order to help improve the Company's liquidity and operating results, management has undertaken actions to reduce its operating expenses, including the reduction in US Power employees by 15 in 2002 and the sublease of 29,000 square feet of its 34,000 square foot Rutherford, Baltimore, Maryland facility effective May 1, 2003.

         However, the Company's 2003 profitability and liquidity projections depend on several large full-scope simulator contracts in its Power business unit, several that have been quoted and verbally accepted, but have not yet formally been awarded by the customer. In the event that the Company does not receive these contracts, or is unable to find replacements for these contracts, it may need to seek additional debt or equity financing in 2003. There can be no assurance that such debt or equity financing will be available when needed.

Results of Operations.

   The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues.


                                                                       Years ended December 31,
                                              -------------------------------------------------------------------------------------
                                                  2002            %             2001             %            2000            %
                                              ------------   -----------    ------------   ------------  --------------  ---------
Contract revenue                                  $ 43,116       100.0 %         $50,331        100.0 %        $ 55,715     100.0 %
Cost of revenue                                     31,801        73.7 %          36,381         72.3 %          40,822      73.3 %
                                              ------------   -----------    ------------   ------------  --------------  ---------

Gross profit                                        11,315        26.3 %          13,950         27.7 %          14,893      26.7 %
                                              -------------   -----------    ------------   ------------  --------------  ---------
Operating expenses:
     Selling, general and administrative            12,303        28.5 %          10,857         21.6 %          17,853      32.1 %
     Depreciation and amortization                     540         1.3 %           1,375          2.7 %           1,695       3.0 %
                                              ------------   -----------    ------------   ------------  --------------  -----------
Total operating expenses                            12,843        29.8 %          12,232         24.3 %          19,548      35.1 %
                                              -------------   -----------    ------------   ------------  --------------  ----------

Operating income (loss)                             (1,528)       (3.5)%           1,718          3.4 %          (4,655)     (8.4)%

Gain (loss) on sales of assets                           -         0.0 %           3,273          6.5 %            (990)     (1.8)%
Write-down of investment
     in Avantium International B.V.                 (2,783)       (6.5)%          (4,605)        (9.1)%             -         0.0 %
Interest expense, net                                 (277)       (0.6)%            (886)        (1.8)%            (687)     (1.2)%
Other income, net                                       34         0.1 %             406          0.8 %              55       0.1 %
                                              -------------   -----------    ------------   ------------  --------------  ---------

Income (loss) before income taxes                   (4,554)      (10.6)%             (94)        (0.2)%          (6,277)    (11.3)%

Provision for (benefit from) income taxes            1,389         3.2 %            (353)        (0.7)%           2,537       4.5 %
                                              -------------   -----------    ------------   ------------  --------------  ---------


Net income (loss)                                 $ (5,943)      (13.8)%           $ 259          0.5 %       $  (8,814)    (15.8)%
                                              =============   ===========    ============   ============  ==============  =========




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

         Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At December 31, 2002, the Company has net capitalized software development costs of $4.4 million. On an annual basis, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's consolidated balance sheet.

         Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 "Accounting for Income Taxes", management makes an annual assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its net realizable value. At December 31, 2002, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $15.1 million which can be utilized over the next twenty years. The recovery of the remaining net deferred tax asset could not be substantiated by currently available objective evidence and, accordingly, the Company has established a full valuation allowance for the balance of its deferred tax assets of $7.8 million. If the Company is able to realize taxable income in the future the valuation allowance will be reduced.

Comparison of 2002 to 2001.

         Contract Revenue. Total contract revenue was $43.1 million and $50.3 million for the years ended December 31, 2002 and 2001, respectively.

         The Process business unit's revenue was $22.9 million in 2002 compared with $25.0 million in 2001. Included in the 2001 revenue was $507,000 related to Process' VirtualPlant business, which was sold to Avantium International B.V. in March 2001. The decrease in Process' continuing business revenue is mainly attributable to a reduction in revenue from Process' largest customer, Westinghouse Savannah River Corporation. In 2002, revenues generated from work performed for Westinghouse Savannah River Corporation totaled 45% of total Process revenue, versus 48% in 2001.

         The Power business unit revenue decreased 20.2% in 2002, from $25.3 million in 2001 to $20.2 million in 2002. Although there was increased activity in the U.S. upgrade market in 2002 as compared to the prior year, international revenue decreased due to the completion of several large, multi-year projects. In addition, there were several very large full scope international simulator orders that were delayed throughout 2002 which negatively impacted the Company's 2002 revenue. One of these orders, a $9.1 million simulator for Unit 3 of the Zaporizhya Nuclear Power Station in eastern Ukraine, was received by the Company in late December 2002. The contract was awarded to GSE through Battelle's Pacific Northwest National Laboratory and is part of the Department of Energy's International Nuclear Safety Program.

         Gross Profit. Gross profit totaled $11.3 million (26.3% of revenue) for the year ended December 31, 2002, as compared with $14.0 million (27.7% of revenue) for the year ended December 31, 2001. During 2002, the Power business reduced operations personnel by 14 employees. Despite this reduction in the Company's overhead costs, gross profit as a percentage of revenue decreased as the overhead costs incurred were spread over a lower revenue base.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $12.3 million in 2002 (28.5% of revenue), a 12.8% increase from the $10.9 million (21.6% of revenue) for 2001. In the first quarter 2002, the Process business unit hired a new marketing manager who was charged with developing the business unit's marketing strategy, revitalizing the Company's marketing collateral, planning the Company's annual user's conference, and the product introductions for the D/3 Version 11.0 and the new D/3 Compact which occurred in October 2002. The Power business has incurred higher bidding and proposal costs in the pursuit of new orders and from the addition of two marketing personnel hired for its security business in the beginning of 2002. In 2002 the Power business unit implemented two staff reductions; SG&A expense reflects $291,000 of accrued severance, of which $51,000 had not been paid at December 31, 2002. In addition, the Company increased its net research and product development expenditures ("R&D"), as discussed below.

         Gross R&D, including software development costs, totaled $3.5 million in 2002 versus $1.6 million in 2001; capitalized software development costs totaled $2.5 million in 2002 versus $809,000 million in 2001; and net R&D, expensed and included in SG&A, was $1.0 million in 2002 versus $827,000 million in 2001.

The increase in the Company's capitalized software development expenditures was related to:

     * The development of Version 11.0 of its D/3 Process Automation System. The major enhancements to the system include improved alarm handling and advanced system diagnostics. In addition, the Company introduced two new more cost effective process controllers based on the use of modern PCI back plane technology with greater performance speed and flexibility. The project was completed for commercial release as of October 1, 2002.

     * The development of the Process D/3Compact, a smaller, redesigned version of the D/3 distributed control system which is aimed at smaller automation applications. This entry-level offering will combine the low cost found in Programmable Logic Controllers (PLC) solutions with the high functionality of a distributed control system. The project was completed for commercial release as of October 1, 2002.

     * The replacement of the Graphic User Interfaces (GUI) for our Power GSuite and Topmeret tools with a Java based GUI, which will provide platform independence and internet enabling. Version 1.0 of the new GUI, called JADE, is expected to be completed and ready for commercial release by March 31, 2003.

         In 2003, the Company expects to reduce its gross R&D spending to approximately $2.4 million. The major focus of this R&D spending will be:

     * Greater security capabilities in the D/3 control system that will address changes in regulatory agency requirements for the pharmaceutical industry and provide all customers the flexibility to select portions of the increased security that will fit their business needs.

     * Improvements to the D/3 control system's Ethernet I/O functionality and Foundation Fieldbus offerings.

     * Additional enhancements to JADE Version 1.0 including connectivity to plant information databases and new applications on primary side modeling and executive system.

         Depreciation and Amortization. Depreciation expense amounted to $540,000 and $706,000 during the years ended December 31, 2002 and 2001, respectively. The decrease in depreciation in 2002 as compared to 2001 is due to certain assets becoming fully depreciated.

         Due to the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, goodwill is no longer amortized, but is subject to an annual test of impairment. Thus, the company recognized $669,000 of goodwill amortization in 2001 versus none in 2002. See Footnote 9, "Goodwill" in the Notes to Consolidated Financial Statements.

         Operating (Loss) Income. The Company had an operating loss of $1.5 million (3.5% of revenue) for the year ended December 31, 2002 as compared with operating income of $1.7 million (3.4% of revenue) for the year ended December 31, 2001.

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

         In the first quarter, 2003, Avantium indicated that it was pursuing another private placement round of financing. Based upon the Company's discussions with Avantium, GSE believes that its ownership in Avantium will be diluted to less than 1%. Accordingly the Company concluded that this pending transaction was evidence of "an other than temporary decline" in the fair value of its investment in Avantium. Thus, in the fourth quarter 2002, the Company wrote down its investment in Avantium to $115,000 and recognized a $2.8 million pre-tax charge.

         While the Company believes that the carrying amount of its investment in Avantium stock will be recovered in the future based upon Avantium's current business plan, the Company will continue to evaluate the recovery of the investment as the result of any dilution in the Company's ownership resulting from Avantium's additional capital requirements.

         Interest Expense, Net. Net interest expense decreased 68.7% from $886,000 for the year ended December 31, 2001 to $277,000 in 2002. This decrease is due to lower interest rates in 2002 versus 2001 (5.4% average and 7.4% average, respectively), a reduction in the average bank debt outstanding ($4.3 million for the year ended December 31, 2002 versus $5.8 million average for the prior year), and a reduction in the average balance outstanding on the Company's subordinated debt to ManTech ($691,000 average for the year ended December 31, 2002 versus $3.6 million average for the prior year).

         Other Income (Expense), Net. For the year ended December 31, 2002, the Company incurred $34,000 of foreign currency gains.

         For the year ended December 31, 2001, other income (expense), net includes the receipt of a $147,000 equity distribution from the Company's liquidated Joint Venture in China (this investment was written off in a prior year) and foreign currency gains.

         Provision for Income Taxes. The Company recorded an income tax provision of $1.4 million in 2002. This provision is mainly the result of an increase in the valuation allowance for the Company's deferred income tax assets. The Company established a full valuation allowance since recovery of the deferred tax asset could not be substantiated by currently available objective evidence. The difference between the statutory U.S. tax rate and the Company's effective rate for 2002 was primarily due to the change in the deferred tax asset valuation reserve and foreign taxes.

         The Company recorded an income tax benefit of $353,000 in 2001. This benefit was mainly the result of a decrease in the valuation allowance for the Company's deferred income tax assets. The allowance was decreased to adjust the net deferred tax asset to an amount that management believed was more likely than not be realized. The difference between the statutory U.S. tax rate and the Company's effective rate for 2001 was primarily due to the change in the deferred tax asset valuation reserve and foreign taxes.

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

         The Power business unit revenue decreased 17.0% in 2001, from $30.5 million in 2000 to $25.3 million in 2001. The decrease in revenue is attributable to the completion of several large international projects in 2001 and fewer upgrades for simulators in the United States in 2001 as compared to 2000.

         Gross Profit. Gross profit totaled $14.0 million (27.7% of revenue) for the year ended December 31, 2001, as compared with $14.9 million (26.7% of revenue) for the year ended December 31, 2000. The gross profit and gross profit margins for 2000 reflect the software licenses sold to Avantium in the first quarter 2000. Excluding the gross profit from the sale of software licenses to Avantium, the gross profit margin for 2000 was 22.7%. This increase in gross profit margin in 2001 was due to the following:

 * The restructuring of the Process business unit in 2000 and 2001, including the sale of the Company's Belgian subsidiary in late 2000 and the VirtualPlant assets and technology in the first quarter 2001,
 * The outsourcing of the Process manufacturing/assembly operation, and Personnel reductions.

In December 2000, a $710,000 provision was recorded for certain Process inventory to adjust its carrying value to net realizable value.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $10.9 million in 2001 (21.6% of revenue), a 39.1% decrease from the $17.9 million (32.1% of revenue) for 2000. The decrease in SG&A reflects reduced sales, marketing and corporate administration headcount, and lower net research and product development expenditures ("R&D"), as discussed below.

         Gross R&D, including software development costs, totaled $1.6 million in 2001 versus $3.5 million in 2000; capitalized software development costs totaled $809,000 in 2001 versus $1.9 million in 2000; and net R&D, expensed and included in SG&A, was $827,000 in 2001 versus $1.7 million in 2000. The Company's R&D expenditures were reduced significantly in 2001 due to the sale of the VirtualPlant business in March 2001 ($1.0 million was spent on VirtualPlant R&D in 2000) and the completion of three major development projects: VPbatch, the Windows NT version of its FlexBatch Recipe and Process Management software; initiatives to improve product ease of use of SimSuite Pro its process simulation product; and the release of version 10.2 of the D/3 Distributed Control System in December 2000. R&D expenditures in 2001 were mainly related to improvements in the process control module for the Process D/3 system and the development of a high availability server system.

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

         Other Income (Expense), Net. For the year ended December 31, 2001, other income (expense), net includes the receipt of a $147,000 equity distribution from the Company's liquidated Joint Venture in China (this investment was written off in a prior year) and foreign currency gains of $253,000.

         For the year ended December 31, 2000, the Company incurred $55,000 of foreign currency gains.

         Provision for Income Taxes. The Company recorded an income tax benefit of $353,000 in 2001. This benefit is mainly the result of a decrease in the valuation allowance for the Company's deferred income tax assets. The allowance was decreased to adjust the net deferred tax asset to an amount that management believed was more likely than not be realized. The difference between the statutory U.S. tax rate and the Company's effective rate for 2001 was primarily due to the change in the deferred tax asset valuation reserve and foreign taxes.

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

Liquidity and Capital Resources.

      As of December 31, 2002, GSE had cash and cash equivalents of $1.6 million versus $2.0 million in 2001.

      Cash from operating activities. Net cash used in operating activities was $1.2 million for the year ended December 31, 2002. In 2002, the $2.8 million pre-tax loss on the write-down of the Company's investment in Avantium was a non-cash transaction. Significant changes in the assets and liabilities of the Company in 2002 included:

     * an $846,000 reduction in contracts receivable offset by the assignment of $2.6 million of sales-type lease receivables.

     * a $602,000 decrease in billings in excess of revenues earned. The decrease is mainly related to the Power business unit and reflects the completion of work in 2002 on the full scope simulator at the Gorskomatom Rivne 2 unit in the Ukraine.

         Net cash provided by operating activities was $1.9 million for the year ended December 31, 2001. In 2001, the $4.6 million pre-tax loss on the write-down of the Company's investment in Avantium was a non-monetary transaction as was the $3.3 million gain on the sale of VirtualPlant technology and assets. Significant changes in the assets and liabilities of the Company in 2001 included:

     * A $3.3 million increase in billings in excess of revenues earned. The increase reflects significant orders received from two Process customers in the third quarter 2001 that allowed GSE to invoice the customer in full prior to the work being completed.

     * A $5.1 million reduction in accounts payable, accrued compensation and accrued expenses. Due to the Company's improved operating cash flow in 2001 and additional subordinated borrowings from ManTech, the Company was able to reduce its outstanding payables and was current with its vendors at December 31, 2001.

         Net cash used in operating activities for the year ended December 31, 2000 was $4.5 million. The $2.9 million revenue from the licensing of software to Avantium in the first quarter 2000 in exchange for an equity stake in Avantium was a non-monetary transaction. Significant changes in the Company's assets and liabilities in 2000 included:

     * A $1.9 million reduction in contract receivables which was mainly related to the decline in overall revenues.

     * A $1.6 million reduction in inventories. In 1999, the Process stockroom inventory increased approximately $650,000 principally due to purchases of large supplies of various PC boards. In 2000, this inventory decreased approximately $800,000 as the Company made a concerted effort to reduce on-hand inventory. The balance of the decrease is due to a $710,000 provision for excess and slow moving inventory.

     * A $1.6 million reduction in billings in excess of revenues earned due to the lower business volume in 2000.

         Cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2002 was $3.0 million, including $45,000 in cash payments for an acquired business, $457,000 of capital expenditures, and $2.5 million of capitalized software development costs.

         For 2001, net cash used in investing activities was $2.4 million, including $1.1 million in cash payments for acquired businesses ($599,000 of contingent consideration for a prior year acquisition and $491,000 for notes payable related to two prior year acquisitions), $477,000 of capital expenditures, and $809,000 of capitalized software development costs.

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

         Cash provided by financing activities. For the year ended December 31, 2002, the Company generated $3.8 million net cash through financing activities. The Company received $1.3 million from its escrow agent in January 2002 from a fixed-price rights offering which was completed on December 21, 2001 and received $263,000 for the exercise of employee stock options. The Company increased its borrowings under its bank line of credit by $443,000 to a total of $5.4 million, and decreased its borrowings from ManTech International Corporation by $350,000 to a total of $650,000. The Company entered into two contracts with a customer for the lease of certain hardware and software under 36-month leases and assigned the payments due under these sales-type leases to a third party financing company, receiving proceeds of $2.6 million. The Company issued three cash-collateralized stand-by letters of credit totaling $243,000. Standby letters of credit are issued by the Company in the ordinary course of business through banks as required by certain contracts and proposal requirements.

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

      Credit Facilities.

         The Company has a $10.0 million credit facility with a bank which matured on March 23, 2003. The Company has been informed by its bank that the Company should begin to search for a new financial institution to provide for its future financing requirements. To provide the Company with enough time to perform this search, the bank agreed to provide the Company with a one-year extension of its current credit facility. Accordingly, on March 23, 2003 the Company's credit facility was extended until March 31, 2004. The credit facility provides for borrowings up to a total of $10.0 million to support working capital needs and foreign letters of credit. At December 31, 2002, the Company's available borrowing base was $6.9 million, of which approximately $5.4 million had been utilized. The credit facility requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. As of December 31, 2002, the Company was not in compliance with its financial ratio covenants, however, the Company has received a written waiver from the bank for noncompliance.

         The following amendments to the agreement were made at the time of the extension:

      * the maximum commitment under the credit facility was reduced from $10.0 million to $6.5 million as of March 23, 2003; with an additional reduction to $5.5 million on October 1, 2003; and a final reduction to $5.0 million on January 1, 2004. Based upon the Company's current forecasts of its cash flow in 2003, management believes the reductions in the maximum commitment will not have an impact on the Company's operations. The average debt outstanding in 2002 was $4.6 million, with the highest debt balance of the year totaling $5.4 million at December 31, 2002.

     * the interest rate charged was increased from the bank's prime rate plus .75% to the bank's prime rate plus 1.00%.

     * payment of all dividends is prohibited, including dividends due to ManTech on its outstanding preferred stock.

     * certain covenant modifications were made to position the Company for future compliance

     * GP Strategies extended their $1.8 million limited guarantee of the Company's bank facility through March 31, 2004. In consideration for the extension of the guarantee, the Company will issue 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common stock on March 21, 2003.

See Note 10, Long-term debt, in the "Notes to Consolidated Financial Statements" for additional details about the Company's line of credit.

         In 2000, the Company issued a demand promissory note to ManTech that allowed the Company to borrow up to $1.8 million at an interest rate of prime plus one percent. In addition, ManTech provided $1.8 million in standby letters of credit to the Company's bank as additional collateral for the Company's credit facility. In April 2001, ManTech agreed to allow the Company's bank to draw upon ManTech's $1.8 million letter of credit which supported the Company's credit facility, thus paying down a portion of the Company's bank debt in exchange for additional subordinated debt in the Company. Accordingly, the Company's promissory note to ManTech was amended to increase the amount to $3.9 million. The amended note permitted ManTech to convert the principal amount of the note into GSE Series A convertible preferred stock at a conversion rate of $100 per share. The Company determined that the conversion of this debt did not constitute a beneficial conversion.

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

         On June 25, 2001, the Company issued an additional unsecured promissory note to ManTech that allowed the Company to borrow up to $1.0 million at an interest rate of prime plus one percent. The Company used the loan proceeds for working capital purposes. The note is subordinated to the Company's credit facility. In 2002, the Company repaid ManTech $350,000, plus $247,000 of interest.

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

         Other. The following summarizes the Company's contractual cash obligations at December 31, 2002, and the effect these obligations are expected to have on its liquidity and cash flow in future periods:

    Payments Due by Period
        (in thousands)
-------------------------------------------------------------------------------------------------------
Contractual Cash Obligations                Total       Less than    1-3 Years    4-5 Years  After 5 Years
                                                          1 year
-------------------------------------------------------------------------------------------------------
Long Term Debt (1)                         $ 5,431           -        $ 5,431       -           -
-------------------------------------------------------------------------------------------------------

Purchase Commitments                       $ 5,254       $ 3,309      $ 1,945       -           -
-------------------------------------------------------------------------------------------------------
Related Party Debt                         $   723       $    30      $   693       -           -
-------------------------------------------------------------------------------------------------------
Operating Leases (2)                       $ 7,727       $ 1,740      $ 3,208      $2,493        $ 286
-------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations (2)     $19,135       $ 5,079      $11,277      $2,493        $ 286
-------------------------------------------------------------------------------------------------------



(1) The Company's credit facility expires on March 23, 2003. However, as the Company has signed an amendment to the loan and security agreement that extends the facility until March 31, 2004, the debt outstanding at December 31, 2002 has been classified in the 1-3 Years category in the above table, and is presented as long-term debt on the December 31, 2002 balance sheet.
(2) Amounts exclude obligations under financing-type leases. See Note 10 to the Consolidated Financial Statements.

         The Company has entered into a sublease agreement with Alpharma USPD Inc. to sublease 29,000 square feet of its Baltimore, MD facility for a five-year period commencing on May 1, 2003. The subtenant may terminate the lease at the end of the second or third year of the agreement provided a six month notice is given. The Company plans to move most of the Process personnel presently using this facility to its Columbia, Maryland facility in April 2003.

         As of December 31, 2002, the Company was contingently liable for seven letters of credit totaling $747,000. All of these letters of credit represent payment bonds on contracts and have been cash collateralized.

         Due to the Company's cash situation at the end of 2000, GSE experienced some difficulties in procuring supplies from its vendors for business operations. In January 2001, the Company entered into a purchasing arrangement with ManTech whereby ManTech dealt directly with some of the Company's vendors, ordered the supplies needed and had the products shipped per the Company's instructions. Purchases under this agreement totaled $843,000 for the year ended December 31, 2001. This purchasing arrangement terminated in June 2001, and the Company has no outstanding obligations to ManTech, in connection with this purchasing arrangement as of December 31, 2002.

         The Company's cash flow has continued to be extremely tight in 2002, but has been sufficient to meet the Company's operating needs. The Company's cash flow is expected to improve during 2003 as the Power business unit returns to profitability. However, the Company's liquidity can be affected by any of the following significant risk factors:


     * The Company's business is substantially dependent on sales to the nuclear power industry (40% of revenue in 2002) and the chemicals industry (35% of revenue in 2002). Spending by companies in these targeted industries is subject to period-to-period fluctuations as a consequence of industry cycles, economic conditions, political and regulatory environments and other factors.

     * The Company relies on two customers, Battelle's Pacific Northwest National Laboratory (11% of revenue in 2002) and Westinghouse Savannah River Company (24% of revenue in 2002), for a substantial portion of its revenues. The loss of either of these customers would have a material adverse effect upon the Company' liquidity.

     * Sales of products and the provision of services to end users outside the United States accounted for approximately 31% of the Company's revenue in 2002. Thus, the Company is subject to risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from trade or foreign policy.

Foreign Exchange.

         A portion of the Company's international sales revenue has been and may be received in a currency other than the currency in which the expenses relating to such revenue are paid. When necessary, the Company enters into forward exchange contracts, options and swap agreements as hedges against certain foreign currency commitments to hedge its foreign currency risk.

New Accounting Standards.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position or results of operations.

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company will adopt SFAS No. 145 as of January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which were adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with the exit or disposal activity be recognized when incurred at fair value. SFAS No. 146 eliminates the definition and requirements of EITF Issue 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and may have an effect on the timing of future restructuring charges taken, if and when they occur.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The liability recognition requirements of FIN 45 will be applicable prospectively to all guarantees issued or modified after December 31, 2002. The Company is currently evaluating the impact FIN 45 will have on its consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The transition provisions of this statement are effective for financial statements for 2002. The disclosure provisions of this statement will be effective for financial reports containing condensed financial statements for interim periods beginning in 2003. The Company plans to retain the intrinsic method to value stock options and accordingly, SFAS 148 will only impact the Company's future disclosure requirements.

         In October 2002, the Emerging Issues Task Force of the FASB reached a consensus on the accounting for revenues in transactions that involve multiple deliverables. The guidance governs how to identify whether goods or services or both, that are to be delivered separately in a bundled sales arrangement, should be accounted for separately. This guidance will be effective July 1, 2003. The Company has not yet determined the impact this consensus will have on its consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of certain types of entities. The Interpretation applies immediately to variable interest entities created or acquired after January 31, 2003. The Interpretation is effective for interim periods beginning after June 15, 2003 for an enterprise that has variable interest entities acquired prior to February 1, 2003. The Company will adopt the new Interpretation, as required, but does not expect adoption will have a material effect on its financial statements.

Other Matters.

         To date, management believes inflation has not had a material impact on the Company's operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's market risk is principally confined to changes in foreign currency exchange rates. During the year ended December 31, 2002, 2% and 1% of the Company's revenues were from contracts which permitted payments in a currency other than U.S. Dollars, principally Swedish Krona and Japanese Yen, respectively. In addition, during the year ended December 31, 2002, 5% of the Company's expenses were incurred in Swedish Krona. The Company's exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions. The Company is also exposed to foreign exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

         The Company is also subject to market risk related to the interest rates on its existing line of credit. As of March 23, 2003, such interest rates are based on the prime rate plus 100 basis-points.

         As of December 31, 2002, $6.1 million of the Company's debt was subject to variable interest rates. A 100 basis-point change in such rates during the year ended December 31, 2002 would have increased the Company's annual interest expense by approximately $51,000.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

                                                                           Page
GSE Systems, Inc. and Subsidiaries
  Independent Auditors' Report .............................................F-1
  Consolidated Balance Sheets as of December 31, 2002 and 2001..............F-2
  Consolidated Statements of Operations for the years ended
         December 31, 2002, 2001, and 2000..................................F-3
  Consolidated Statements of Comprehensive Loss
         for the years ended December 31, 2002, 2001, and 2000..............F-4
  Consolidated Statements of Changes in Stockholders' Equity for
         the years ended December 31, 2002, 2001 and 2000...................F-5
 Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001, and 2000......................................F-6
Notes to Consolidated Financial Statements..................................F-7

Independent Auditors' Report



The Board of Directors and Stockholders
GSE Systems, Inc.:


We have audited the accompanying consolidated balance sheets of GSE Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSE Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/KPMG LLP

Baltimore, Maryland
March 21, 2003


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                          GSE SYSTEMS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                          (in thousands, except share data)
                                                                                                    December 31,
                                                                                            ---------------------------
                                                                                                  2002          2001
                                                                                            -------------  ------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                                   $ 1,617       $ 2,040
     Restricted cash                                                                                 608           164
     Contract receivables                                                                         10,761        11,608
     Proceeds of rights offering held by escrow agent                                                  -         1,322
     Inventories                                                                                   1,560         1,566
     Prepaid expenses and other current assets                                                     2,656         2,922
                                                                                            -------------  ------------
         Total current assets                                                                     17,202        19,622

Investment in Avantium International B.V.                                                            115         2,898
Property and equipment, net                                                                        1,697         1,762
Software development costs, net                                                                    4,401         3,806
Goodwill, net                                                                                      2,901         2,386
Restricted cash                                                                                      139           340
Other assets                                                                                       2,439         2,860
                                                                                            -------------  ------------
         Total assets                                                                           $ 28,894      $ 33,674
                                                                                            =============  ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                           $ 1,905       $ 2,284
     Accounts payable                                                                              2,521         2,163
     Accrued expenses                                                                              1,727         1,217
     Accrued compensation and payroll taxes                                                        1,401         1,676
     Billings in excess of revenue earned                                                          3,059         4,659
     Accrued warranty reserves                                                                       491           415
     Other current liabilities                                                                        62           145
                                                                                            -------------  ------------
         Total current liabilities                                                                11,166        12,559

Long-term debt                                                                                     8,033         6,690
Billings in excess of revenue earned                                                                 998            45
Accrued warranty reserves                                                                            586           528
                                                                                            -------------  ------------
         Total liabilities                                                                        20,783        19,822
                                                                                            -------------  ------------
Commitments and contingencies

Stockholders' equity:
     Series A convertible preferred stock $.01 par value, 2,000,000 shares authorized,
         shares issued and outstanding 39,000 in 2002 and 2001                                         -             -
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued and
         outstanding 5,869,138 and 5,741,138 in 2002 and 2001, respectively                           59            57
     Additional paid-in capital                                                                   27,841        27,535
     Accumulated deficit - at formation                                                           (5,112)       (5,112)
     Accumulated deficit - since formation                                                       (13,490)       (7,313)
     Accumulated other comprehensive loss- foreign currency translation                           (1,187)       (1,315)
                                                                                            -------------  ------------
         Total stockholders' equity                                                                8,111        13,852
                                                                                            -------------  ------------
         Total liabilities and stockholders' equity                                             $ 28,894      $ 33,674
                                                                                            =============  ============


The accompanying notes are an integral part of these consolidated financial statements.



                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)



                                                                                       Years ended December 31,
                                                                                  2002            2001           2000
                                                                             ------------  -------------  -------------

Contract revenue                                                                $ 43,116       $ 50,331       $ 55,715

Cost of revenue                                                                   31,801         36,381         40,822
                                                                             ------------  -------------  -------------
Gross profit                                                                      11,315         13,950         14,893

Operating expenses
     Selling, general and administrative                                          12,303         10,857         17,853
     Depreciation and amortization                                                   540          1,375          1,695
                                                                             ------------  -------------  -------------
Total operating expenses                                                          12,843         12,232         19,548
                                                                             ------------  -------------  -------------

Operating income (loss)                                                           (1,528)         1,718         (4,655)

Gain (loss) on sales of assets                                                         -          3,273           (990)
Write-down of investment
      in Avantium International B.V.                                              (2,783)        (4,605)           -
Interest expense, net                                                               (277)          (886)          (687)
Other income, net                                                                     34            406             55
                                                                             ------------  -------------  -------------

Loss before income taxes                                                          (4,554)           (94)        (6,277)

Provision for (benefit from) income taxes                                          1,389           (353)         2,537
                                                                             ------------  -------------  -------------

Net income (loss)                                                                 (5,943)           259         (8,814)

Preferred stock dividends                                                           (234)           (17)           -
                                                                             ------------  -------------  -------------

Net income (loss) attributed to
     common stockholders                                                         $(6,177)         $ 242        $(8,814)
                                                                             ============  =============  =============

Basic earnings (loss) per common share                                           $ (1.05)        $ 0.05        $ (1.70)
                                                                             ============  =============  =============

Diluted earnings (loss) per common share                                         $ (1.05)        $ 0.05        $ (1.70)
                                                                             ============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.




                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)



                                                                                          Years ended December 31,
                                                                                   2002           2001           2000
                                                                                ------------  -------------  -------------
Net income (loss)                                                                  $ (5,943)         $ 259       $ (8,814)

Foreign currency translation adjustment                                                 128           (413)          (184)
                                                                                ------------  -------------  -------------

Comprehensive loss                                                                 $ (5,815)        $ (154)      $ (8,998)
                                                                                ============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.




                       GSE SYSTEMS, INC, AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
                                 (in thousands)
                                                                                             Accumulated       Accumulated
                                                     Common        Preferred   Additional      Deficit           Other
                                                                                           ----------------
                                                     Stock         Stock        Paid-in     At       Since   Comprehensive
                                                Shares   Amount Shares  Amount  Capital  Formation  Formation    Loss      Total
                                               -------  ------- ------ -------  -------- ----------  ---------  ---------- ------

Balance, January 1, 2000                         5,066    $ 50     -    $ -   $ 21,691   $(5,112)  $ 1,259    $ (718)    $17,170

Common stock issued
   for options exercised                            11      -      -      -         40       -         -          -           40
Common stock issued to ManTech Intl. Corp.         117       2     -      -        499       -         -          -          501
Foreign currency translation adjustment             -       -      -      -         -        -         -        (184)       (184)
Net loss                                            -       -      -      -         -        -      (8,814)       -       (8,814)
                                               -------  ------   ----  ------    -------  ---------  --------   ---------  --------
Balance, December 31, 2000                       5,194      52     -      -     22,230      5,112)  (7,555)     (902)      8,713

Fair value of options/warrants issued
     to non-employees                               -        -     -      -        194       -          -         -          194
Common stock issued for options exercised           25       -     -      -         33       -          -         -           33
Conversion of subordinated debt to
     preferred stock                                -        -    39      -      3,900       -          -         -        3,900
Rights offering                                    523       5     -      -      1,178       -          -         -        1,183
Preferred stock dividends declared and payable      -        -     -      -         -        -        (17)        -          (17)
Foreign currency translation adjustment             -        -     -      -         -        -          -       (413)       (413)
Net income                                          -        -     -      -         -        -        259        -           259
                                              ---------  -------  ------ -----  --------  -------   ---------  ---------  --------
Balance, December 31, 2001                       5,742      57    39      -     27,535     (5,112)   (7,313)   (1,315)    13,852

Common stock issued for options exercised          128       2     -      -        261        -         -         -          263
Stock option compensation                           -        -     -      -         45        -         -         -           45
Preferred stock dividends declared and payable      -        -     -      -          -        -        (234)      -         (234)
Foreign currency translation adjustment             -        -     -      -          -        -         -         128        128
Net loss                                            -        -     -      -          -        -      (5,943)       -      (5,943)
                                              ---------  -------- ------ ----  --------    ------   ---------   -------   ---------
Balance, December 31, 2002                        5,870    $59    39   $ -     $27,841     $(5,112) $(13,490) $(1,187)     $8,111
                                               -------   -------- -----  ----  -------     ------   ---------   -------   ---------


The accompanying notes are an integral part of these consolidated financial statements.






  GSE SYSTEMS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS
     (in thousands)

                                                                                      Years ended December 31,
                                                                                       2002           2001           2000
                                                                                 ------------  -------------  -------------
Cash flows from operating activities:
Net income (loss)                                                                   $ (5,943)         $ 259       $ (8,814)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                     2,424          3,394          3,882
     Foreign currency transaction gain                                                   (34)          (253)          (255)
     Stock option compensation                                                            45            -              -
     (Gain) loss on sales of assets                                                        -         (3,273)           990
     Write-down of investment in Avantium International B.V.                           2,783          4,605             -
     Non-monetary consideration received for software licensed to
         Avantium International B.V.                                                     -              -           (2,895)
     Deferred income taxes                                                             1,600           (476)         2,273
     Changes in assets and liabilities:
         Contract receivables                                                         (1,743)           683          1,939
         Inventories                                                                       6             21          1,554
         Prepaid expenses and other assets                                               275           (363)          (164)
         Accounts payable, accrued compensation and accrued expenses                     (22)        (5,154)          (690)
         Billings in excess of revenues earned                                          (602)         3,293         (1,599)
         Accrued warranty reserves                                                       134            (69)          (288)
         Other liabilities                                                               (61)          (689)          (561)
         Income taxes payable                                                            (67)           (68)           141
                                                                                 ------------  -------------  -------------
Net cash provided by (used in) operating activities                                   (1,205)         1,910         (4,487)
                                                                                 ------------  -------------  -------------

Cash flows from investing activities:
     Cash paid for acquisition of businesses                                             (45)        (1,090)          (658)
     Cash sold in disposition of business                                                  -              -           (261)
     Capital expenditures                                                               (457)          (477)          (472)
     Capitalized software development costs                                           (2,478)          (809)        (1,868)
                                                                                 ------------  -------------  -------------
Net cash used in investing activities                                                 (2,980)        (2,376)        (3,259)
                                                                                 ------------  -------------  -------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                            1,583             33            542
     Proceeds from issuance of notes payable to related party                              -          3,350          1,550
     Proceeds from issuance of notes payable                                               -              -            458
     Repayment on notes payable to related party                                        (350)             -              -
     (Restrictions) releases of cash as collateral under letters of credit, net         (243)            29            202
     Increase (decrease) in borrowings under lines of credit                             443         (4,289)         3,044
     Proceeds from assignments of sales-type leases                                    2,589          2,198          1,141
     Other financing repayments                                                         (269)          (269)          (346)
                                                                                 ------------  -------------  -------------
Net cash provided by financing activities                                              3,753          1,052          6,591
                                                                                 ------------  -------------  -------------
Effect of exchange rate changes on cash                                                    9            (11)           (75)
                                                                                 ------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents                                    (423)           575         (1,230)
Cash and cash equivalents at beginning of year                                         2,040          1,465          2,695
                                                                                 ------------  -------------  -------------
Cash and cash equivalents at end of year                                             $ 1,617        $ 2,040        $ 1,465
                                                                                 ============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000



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

         In 2002, the Company incurred a significant operating loss attributable in large part to the performance of the Company's Power business unit. The Power business unit's revenue and profitability were significantly impacted by the completion of several large, multi-year projects in late 2001 and early 2002 coupled with the delay of several very large full-scope international simulator orders. In addition to the operating loss, the Company wrote down its investment in Avantium International B.V., recording a non-cash charge of $2.8 million and recorded an income tax provision of $1.4 million resulting mainly from an increase in the Company's valuation allowance to fully reserve the Company's net deferred tax assets.

         The Company has a $10.0 million credit facility with a bank which matured on March 23, 2003. The Company has been informed by its bank that the Company should begin to search for a new financial institution to provide for its future financing requirements. To provide the Company with enough time to perform this search, the bank agreed to provide the Company with a one-year extension of its current credit facility. Accordingly, on March 23, 2003 the Company's credit facility was extended until March 31, 2004. At the time of the extension, the maximum commitment under the credit facility was reduced from $10.0 million to $6.5 million as of March 23, 2003; with an additional reduction to $5.5 million on October 1, 2003; and a final reduction to $5.0 million on January 1, 2004. Based upon the Company's current forecasts of its cash flow in 2003, management believes the reductions in the maximum commitment will not have an impact on the Company's operations or liquidity. In order to help improve the Company's liquidity and operating results, management has undertaken actions to reduce its operating expenses, including the reduction of US Power employees by 15 in 2002 and the sublease of 29,000 square feet if its 34,000 square foot Rutherford, Baltimore, Maryland facility effective May 1, 2003.

         However, the Company's 2003 profitability and liquidity projections depend on several large full-scope simulator contracts in its Power business unit, several that have been quoted and verbally accepted, but have not yet formally been awarded by the customer. In the event that the Company does not receive these contracts, or is unable to find replacements for these contracts, it may need to seek additional debt or equity financing in 2003. There can be no assurance that such debt or equity financing will be available when needed.

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

Revenue recognition

         The majority of the Company's revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.

         As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience. The Company's longer-term contracts generally provide for a one-year warranty on parts, labor and any bug fixes as it relates to software embedded in the systems.

         The Company's system design contracts do not provide for "post customer support service" (PCS) in terms of software upgrades, software enhancements or telephone support. In order to obtain PCS, the customers must purchase a separate contract at the date of system installation. Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, maintenance releases, hardware support and spare parts. The Company recognizes revenue from these contracts ratably over the life of the agreements in accordance with Statement of Position 97-2 "Software Revenue Recognition".

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

Research and development

         Development expenditures incurred to meet customer specifications under contracts are charged to contract costs. Company sponsored research and development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored research and development activities relating to the development of new products and services or the improvement of existing products and services were approximately $1,038,000, $827,000, and $1,679,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

Asset impairment

         The Company periodically evaluates the recoverability of its long-lived assets by comparing the carrying value of the asset to management's best estimate of the expected future cash flows to be generated by the asset, undiscounted and without interest costs. Impairments are recognized in operating results to the extent that the carrying value exceeds fair value. No impairment losses were recognized in 2002, 2001 or 2000.

Goodwill

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of $2.4 million which was subject to the transition provisions of SFAS No. 142. During 2002, the Company completed its analysis pursuant to the transitional provisions of SFAS No. 142 and determined that no impairment charge was necessary. On December 31, 2002, the Company completed a further analysis of goodwill and determined no impairment charge was necessary.

         Net income and net income per share for the years ended December 31, 2001 and 2000, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:


(in thousands, except for per share amounts)                             December 31,
                                                            ------------------------------------
                                                                  2001               2000
                                                            -----------------  -----------------
Net income (loss) attributed to
     common stockholders; as reported                                  $ 242           $ (8,814)
Add: goodwill amortization, net of tax                                   527                317
                                                            -----------------  -----------------

Net income (loss), as adjusted                                         $ 769           $ (8,497)
                                                            =================  =================
Net income (loss) per share, as reported:

Basic                                                                 $ 0.05            $ (1.70)
Diluted                                                               $ 0.05            $ (1.70)

Net income (loss) per share, as adjusted:

Basic                                                                 $ 0.15            $ (1.64)
Diluted                                                               $ 0.15            $ (1.64)



         Prior to the adoption of SFAS No. 142, goodwill was being amortized over periods from three to fifteen years on a straight-line basis. At each reporting date, the Company assessed the recoverability of goodwill by determining whether the amortization of goodwill over its remaining useful life could be recovered through undiscounted operating cash flows of the acquired operations. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average costs of funds.

Foreign currency translation

         Balance sheet accounts for foreign operations are translated at the exchange rate at the balance sheet date, and income statement accounts are translated at the average exchange rate for the period. The resulting translation adjustments are included in accumulated other comprehensive loss in stockholders' equity. Transaction gains and losses, resulting from changes in exchange rates, are included in other income (expense) in the Consolidated Statements of Operations in the period in which they occur. For the years ended December 31, 2002, 2001, and 2000, foreign currency transaction gains were approximately $34,000, $253,000, and $255,000, respectively.

Warranties

       As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims. The activity in the warranty accounts is as follows:

                                                 Years ended
(in thousands)                                   December 31,
                                 ------------------------------------------
                                    2002           2001           2000
                                 ------------   ------------   ------------
Beginning balance                      $ 943        $ 1,012        $ 1,300

Current year provision                 1,251            604            462

Current year claims                   (1,117)          (673)          (750)
                                 ------------   ------------   ------------

Ending balance                       $ 1,077          $ 943        $ 1,012
                                 ============   ============   ============



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

Stock Compensation

         The Company applies the intrinsic-value-based method of accounting prescribe by Accounting Principles Board (APB) Opinion No. 25, Accounting for stock issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting describe above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

(in thousands, except per share data)                                      Years ended
                                                                           December 31,
                                                                ---------------------------------------
                                                                    2002           2001         2000
                                                                -------------   -----------   ---------
Net income (loss) attributed to
     common stockholders, as reported                             $ (6,177)        $ 242       $(8,814)
Add stock-based employee compensation expense
     included in reported net loss, net of tax                          45            -            -
Deduct total stock-based employee compensation
     expense determined under fair-value-method
     for all ewards, net of tax                                       (422)         (878)      (1,657)
                                                                -------------   ------------   --------

     Pro forma net loss                                           $ (6,554)       $ (636)     $(10,471)
                                                                =============   ============  ==========

Net income (loss) per share, as reported:

Basic                                                                $ (1.05)        $ 0.05    $ (1.70)
Diluted                                                              $ (1.05)        $ 0.05    $ (1.70)

Proforma net loss per share:

Basic                                                                $ (1.12)       $ (0.12)   $ (2.02)
Diluted                                                              $ (1.12)       $ (0.12)   $ (2.02)



         The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2001, and 2000: expected volatility of 110%; dividend yield of 0%; risk-free interest rates ranging from 2.63% to 6.2%; and expected terms ranging from 1 to 7 years. The weighted-average fair value of options granted during 2001 and 2000 was $1.55 per share, and $3.93 per share, respectively. There were no options granted during 2002.

Earnings (loss) per share

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


(in thousands, except share data)                                               Years ended
                                                                                December 31,
                                                               ---------------------------------------------
                                                                   2002            2001           2000
                                                               --------------  -------------  --------------
Numerator:
      Net income (loss)                                          $ (5,943)         $ 259        $(8,814)
      Preferred stock dividends                                      (234)           (17)           -
                                                               --------------  -------------  --------------
      Net income (loss) attributed to
                   common stockholders                           $ (6,177)         $ 242       $ (8,814)
                                                               ==============  =============  ==============
Denominator:
      Weighted-average shares outstanding for basic
                   earnings per share                           5,863,134      5,217,453      5,181,972

      Effect of dilutive securities:
                   Employee stock options, warrants and
                   options outside the plan                          -            41,563           -
                                                               --------------  -------------  --------------
          Adjusted weighted-average shares outstanding
                   and assumed conversions for diluted
                   earnings per share                           5,863,134      5,259,016      5,181,972
                                                               ==============  =============  ==============
      Shares related to dilutive securities excluded
                   because inclusion would be anti-dilutive:    3,166,456      3,436,195        687,423
                                                               ==============  =============  ==============





         The difference between the basic and diluted number of weighted average shares outstanding for the year ended December 31, 2001 represents dilutive stock options, warrants and convertible preferred stock to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The net income (loss) for the years ended December 31, 2002 and 2001 decreased by preferred stock dividends of $234,000 and $17,000, respectively, in calculating the per share amounts. For the year ended December 31, 2000, there were no preferred stock dividends. Conversion of the preferred stock was not assumed for the years ended December 31, 2002 and 2001 because the impact was anti-dilutive.

Concentration of credit risk

         The Company is subject to concentration of credit risk with respect to contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy and manufacturing industries. For the years ended December 31, 2002, 2001 and 2000, one customer accounted for approximately 11%, 17%, and 22%, respectively, of the Company's revenues. At December 31, 2002, the contracts receivable balance related to this significant customer was approximately $1.33 million, or 11.9% of contract receivables, of which $1.2 million was unbilled at year-end. In 2002, 2001 and 2000, another customer accounted for approximately 24%, 24%, and 11%, respectively, of the Company's revenues. At December 31, 2002, the contracts receivable balance related to this significant customer was approximately $642,000, or 6.0% of the balance, of which $123,000 was unbilled at year-end.

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

         At December 31, 2002, the Company had contracts for the sale of approximately $383,000 and $334,000 of Japanese Yen and Euros, respectively, at fixed rates. The contracts expire on various dates through November 2003. The Company has not designated the contracts as hedges and, accordingly, has recorded the estimated fair value of the contracts of $11,000 at December 31, 2002 as other assets in the consolidated balance sheet and other income (expense) in the consolidated statement of operations.

Reclassifications

         Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. A corresponding asset is also recorded that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position or results of operations.

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company will adopt SFAS No. 145 as of January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which were adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with the exit or disposal activity be recognized when incurred at fair value. SFAS No. 146 eliminates the definition and requirements of EITF Issue 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and may have an effect on the timing of future restructuring charges taken, if and when they occur.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The liability recognition requirements of FIN 45 will be applicable prospectively to all guarantees issued or modified after December 31, 2002. The Company is currently evaluating the impact FIN 45 will have on its consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The transition provisions of this statement are effective for financial statements for 2002. The disclosure provisions of this statement will be effective for financial reports containing condensed financial statements for interim periods beginning in 2003. The Company plans to retain the intrinsic method to value stock options and accordingly, SFAS 148 will only impact the Company's future disclosure requirements.

         In October 2002, the Emerging Issues Task Force of the FASB reached a consensus on the accounting for revenues in transactions that involve multiple deliverables. The guidance governs how to identify whether goods or services or both, that are to be delivered separately in a bundled sales arrangement, should be accounted for separately. This guidance will be effective July 1, 2003. The Company has not yet determined the impact this consensus will have on its consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which requires the consolidation of certain types of entities. The Interpretation applies immediately to variable interest entities created or acquired after January 31, 2003. The Interpretation is effective for interim periods beginning after June 15, 2003 for an enterprise that has variable interest entities acquired prior to February 1, 2003. The Company will adopt the new Interpretation, as required, but does not expect adoption will have a material effect on its financial statements.

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

         On March 6, 2001, the Company sold its VirtualPlant business technology and assets to Avantium. GSE received 8% of Avantium's stock, thus increasing its holdings in Avantium to approximately 19%, and recognized a gain on the sale of $3.3 million, before income taxes. This gain was determined based on the estimated fair market value of the Avantium stock received ($9.60 per share), based on an independent appraisal, less the book value of the assets sold, approximately $700,000 in severance costs payable to certain former employees of VirtualPlant, that were not hired by Avantium, and other transaction expenses.

         The appraised value of $9.60 per share was calculated using the Discounted Cash Flow income valuation method. Under this method, the annual debt-free cash flow and residual value are discounted and added together to arrive at Avantium's Aggregate Market Value. Avantium's annual debt-free cash flow was estimated for the next five years, using Avantium's forecasts of revenue, operating expenses, working capital, and fixed asset investments, and then discounted at a rate of 20%. The residual value, or capitalized cash flows beyond the five-year forecast period, was calculated using a capitalization rate of 15%. Since Avantium is a closely held company, a discount for illiquidity of 20% was applied to the Aggregate Market Value determined. This value was then divided by the number of outstanding shares to arrive at the per share appraised value.

         The appraised value was significantly higher than Avantium's net tangible book value as of the date of the VirtualPlant sale. As Avantium was a start-up phase company at the March 6, 2001 valuation date, it had not begun generating positive earnings or cash flow. As such, its book value was comprised primarily of the initial investments made in the company, less accumulated operating losses. Based upon the business plans provided by Avantium for analysis, quantifiable future earnings generation was expected for the business, and Avantium was on track with its business development plans. Thus, the Company determined that the use of the income valuation method would provide a more accurate estimate of the valuation of the stock than the net tangible book value.

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

         In the first quarter, 2003, Avantium indicated that it was pursuing another private placement round of financing. Based upon the Company's discussions with Avantium, GSE believes that its ownership in Avantium will be diluted to less than 1%. Accordingly, the Company concluded that this pending transaction was evidence of "an other than temporary decline" in the fair value of its investment in Avantium. Thus, in the fourth quarter 2002, the Company wrote down its investment in Avantium and recognized a $2.8 million pre-tax charge.

4.  Contract receivables

         Contract receivables represent balances due from a broad base of both domestic and international customers. All contract receivables are considered to be collectible within twelve months. Recoverable costs and accrued profit not billed represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts. The components of contract receivables are as follows:



(in thousands)                                                    December 31,
                                                           ---------------------------
                                                              2002           2001
                                                           ------------  -------------

Billed receivables                                             $ 6,909        $ 6,640
Recoverable costs and accrued profit not billed                  4,014          5,009
Allowance for doubtful accounts                                   (162)           (41)
                                                           ------------  -------------
      Total contract receivables                              $ 10,761       $ 11,608
                                                           ============  =============


5.  Inventories

       Inventories consist of the following:



(in thousands)                                                    December 31,
                                                           ---------------------------
                                                              2002           2001
                                                           ------------   ------------
Raw materials                                                  $ 1,203        $ 1,143
Service parts                                                      357            423
                                                           ------------   ------------
      Total inventories                                        $ 1,560        $ 1,566
                                                           ============   ============



6. Prepaid expenses and other current assets

       Prepaid expenses and other current assets consist of the following:



(in thousands)                                                    December 31,
                                                          ---------------------------
                                                              2002          2001
                                                          ------------- -------------
Investment in sales-type lease - current portion               $ 1,875       $ 1,016
Prepaid expenses                                                   449           742
Employee advances                                                   86            84
Deferred income taxes                                                -           587
Other current assets                                               246           493
                                                          ------------- -------------
      Total                                                    $ 2,656       $ 2,922
                                                          ============= =============



7.  Property and equipment

       Property and equipment consist of the following:


(in thousands)                                                    December 31,
                                                          ---------------------------
                                                              2002          2001
                                                          -------------  ------------
Computer equipment                                             $ 5,571       $ 4,730
Leasehold improvements                                             878           878
Furniture and fixtures                                           1,882         2,051
                                                          -------------  ------------
                                                                 8,331         7,659
Accumulated depreciation and amortization                       (6,634)       (5,897)
                                                          -------------  ------------
      Property and equipment, net                              $ 1,697       $ 1,762
                                                          =============  ============



       Depreciation and amortization expense was approximately $540,000, $706,000, and $1,163,000, for the years ended December 31, 2002, 2001, and 2000, respectively.


8.  Software development costs

       Software development costs, net, consist of the following:


(in thousands)                                                  December 31,
                                                          ---------------------------
                                                              2002          2001
                                                          -------------  ------------
Capitalized software development costs                          $8,166        $7,725
Accumulated amortization                                        (3,765)       (3,919)
                                                          -------------  ------------
      Software development costs, net                          $ 4,401       $ 3,806
                                                          =============  ============


Software development costs capitalized were approximately $2,478,000, $809,000, and $1,869,000, for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization of software development costs capitalized was approximately $1,883,000, $2,019,000, and $2,202,000, for the years ended
December 31, 2002, 2001 and 2000, respectively, and were included in cost of revenue.


9.  Goodwill

        Goodwill consists of the following:



(in thousands)                                                  December 31,
                                                          ---------------------------
                                                              2002          2001
                                                          -------------  ------------
Goodwill, at cost                                              $ 5,370       $ 4,855
Accumulated amortization                                        (2,469)       (2,469)
                                                          -------------  ------------
      Goodwill, net                                            $ 2,901       $ 2,386
                                                          =============  ============



10.  Long-term Debt

        The Company's long-term debt consists of the following notes payable and other financing arrangements:


(in thousands)                                                     December 31,
                                                            ---------------------------
                                                               2002           2001
                                                            ------------   ------------
Line of credit with bank                                        $ 5,431        $ 4,988
Notes payable to related parties (see Note 16)                      650          1,100
Obligations under financing leases                                3,784          2,645
Notes payable, other                                                 73            241
                                                            ------------   ------------
      Total notes payable and financing arrangements              9,938          8,974
Less amounts payable within one year                              1,905          2,284
                                                            ------------   ------------
      Long-term portion                                         $ 8,033        $ 6,690
                                                            ============   ============


Line of Credit

         The Company has a $10.0 million bank line of credit under which the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., are jointly and severally liable as co-borrowers. The credit facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sublimit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). GP Strategies Corporation, one of the Company's major stockholders, has provided a limited guarantee totaling $1.8 million. The interest rate on this line of credit is based on the bank's prime rate plus 0.75% (5.00% as of December 31, 2002), with interest only payments due monthly. At December 31, 2002, the Company's available borrowing base was approximately $6.9 million, of which approximately $5.4 million had been utilized. The credit facility expired on March 23, 2003, but the Company's bank agreed to extend the credit facility until March 31, 2004. Accordingly, the balance outstanding under this credit facility at December 31, 2002 has been classified as long-term debt on the December 31, 2002 balance sheet.

         The credit facility requires the Company to comply with certain financial ratios and precludes the Company from paying dividends and making acquisitions beyond certain limits without the bank's consent. As of December 31, 2002, the Company was not in compliance with its financial ratio covenants. The Company has received a written waiver from the bank for noncompliance and amendments to the required financial ratio covenants for 2003.

         On March 23, 2003 the Company's existing credit facility was extended until March 31, 2004, with the following amendments to the agreement:

     * the maximum commitment under the credit facility was reduced from $10.0 million to $6.5 million as of March 23, 2003; with an additional reduction to $5.5 million on October 1, 2003; and a final reduction to $5.0 million on January 1, 2004

     * the interest rate charged was increased from the bank's prime rate plus .75% to the bank's prime rate plus 1.00%.

     * payment of all dividends is prohibited, including dividends due to ManTech on its outstanding preferred stock.

     * certain covenant modifications were made to position the Company for future compliance.

     * GP Strategies extended their $1.8 million limited guarantee of the Company's bank facility through March 31, 2004. In consideration for the extension of the guarantee, the Company will issue 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common stock on March 21, 2003.

Notes Payable to Related Parties

         In 2000, the Company issued a demand promissory note to ManTech that allowed the Company to borrow up to $1.8 million at an interest rate of prime plus one percent. In addition, ManTech provided $1.8 million in standby letters of credit to the Company's bank as additional collateral for the Company's credit facility. In April 2001, ManTech agreed to allow the Company's bank to draw upon ManTech's $1.8 million letter of credit which supported the Company's credit facility, thus paying down a portion of the Company's bank debt in exchange for additional subordinated debt in the Company. Accordingly, the Company's promissory note to ManTech was amended to increase the amount to $3.9 million. The amended note permitted ManTech to convert the principal amount of the note into GSE Series A convertible preferred stock at a conversion rate of $100 per share. The Company determined that the conversion of this debt did not constitute a beneficial conversion. ManTech elected to convert its subordinated debt into equity on December 5, 2001 (see Note 13).

         On June 25, 2001, the Company issued an additional unsecured promissory note to ManTech for $1.0 million at an interest rate of prime plus one percent. The Company used the loan proceeds for working capital purposes. The note is subordinated to the Company's credit facility. During 2002, the Company repaid ManTech $350,000, plus $247,000 of interest.

Obligations under financing leases

         During 2000, 2001 and 2002 the Company entered into seven separate contracts with a customer for the lease of certain hardware and software under 36-month leases. The Company has accounted for the leases as sales-type leases. The Company assigned the payments due under the sales-type leases to a third-party financing company and received proceeds of $2,589,000 in 2002 and $2,198,000 in 2001. Since the Company remains contingently liable for amounts due to the third-party financing company, the remaining investment in and obligation under the financing leases are reflected in the Company's balance sheets as follows:



(in thousands)                                                     December 31,
                                                            ---------------------------
                                                                 2002             2001
                                                            ------------   ------------
Net investment in sales-type leases:
      Prepaid expense and other assets                          $ 1,875        $ 1,016
      Other assets - non current                                  1,909          1,629
                                                            ------------   ------------
           Total net investment                                 $ 3,784        $ 2,645
                                                            ============   ============

Obligation under financing leases:
      Current portion of long-term debts                        $ 1,875        $ 1,016
      Long-term debts                                             1,909          1,629
                                                            ------------   ------------
           Total obligations                                    $ 3,784        $ 2,645
                                                            ============   ============


         Minimum rentals receivable under these leases at December 31, 2002 amount to $2,275,000 in 2003, $1,647,000 in 2004, and 435,000 in 2005. As of
December 31, 2002, the components of the net investment in the sales-type leases are total minimum rentals receivable of $4,357,000, less unearned interest income of $573,000.

Debt maturities

Aggregate maturities of debt outstanding at December 31, 2002 are as follows:



      (in thousands)
           2003                                                 $ 1,905
           2004                                                   7,607
           2005                                                     426
                                                            ------------
           Total                                                $ 9,938
                                                            ============





11.  Income taxes

        The consolidated loss before income taxes, by domestic and foreign sources, is as follows:



(in thousands)                                                        Years ended December 31,
                                                           -------------------------------------------
                                                               2002            2001           2000
                                                           -------------  -------------  -------------
Domestic                                                       $ (3,866)        $ (135)      $ (6,295)
Foreign                                                            (688)            41             18
                                                           -------------  -------------  -------------
      Total                                                    $ (4,554)         $ (94)      $ (6,277)
                                                           =============  =============  =============




        The provision for (benefit from) income taxes is as follows:



(in thousands)                                                        Years ended December 31,
                                                           -------------------------------------------
                                                               2002           2001           2000
                                                           -------------  -------------  -------------
Current:
      Federal                                                    $ (112)          $ 54         $ (177)
      State                                                         (57)            26             75
      Foreign                                                       (42)            43            366
                                                           -------------  -------------  -------------
           Subtotal                                                (211)           123            264
                                                           -------------  -------------  -------------
Deferred:
      Federal and State                                           1,694           (448)         2,543
      Foreign                                                       (94)           (28)          (270)
                                                           -------------  -------------  -------------
           Subtotal                                               1,600           (476)         2,273
                                                           -------------  -------------  -------------
           Total                                                $ 1,389         $ (353)       $ 2,537
                                                           =============  =============  =============



       The provision for (benefit from) income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory rate to pre-tax
(loss) income as a result of the following:



                                                                  Effective tax rate percentage (%)
                                                                     Years ended December 31,
                                                           ---------------------------------------------
                                                               2002            2001            2000
                                                           -------------   -------------   -------------
Statutory U.S. tax rate                                           (34.0)%         (34.0)%         (34.0)%
State income tax, net of federal tax benefit                       (2.0)           31.0             0.8
Effect of foreign operations                                        0.9             6.2             1.5
Change in valuation allowance                                      61.8          (447.2)           68.4
Other                                                               3.8            68.9             3.7
                                                           -------------   -------------   -------------
      Effective tax rate                                           30.5 %        (375.1)%          40.4 %
                                                           =============   =============   =============


        Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of the deferred income tax assets (liabilities) is as follows:


(in thousands)                                                     December 31,
                                                           ----------------------------
                                                               2002           2001
                                                           -------------  -------------
Net operating loss carryforwards                                $ 6,246        $ 5,589
Software development costs                                       (1,615)        (1,263)
Expenses not currently deductible for tax purposes                  878            974
Foreign tax credits                                                 379            379
Property and equipment                                              (90)           (27)
Swedish tax deferral                                                  -           (175)
Accrued expenses                                                    243            269
Alternative minimum tax credit carryforwards                        162            217
Investments                                                       1,512            470
Other                                                                60             97
                                                           -------------  -------------
      Subtotal                                                    7,775          6,530
Valuation allowance                                              (7,775)        (4,930)
                                                           -------------  -------------
      Total                                                     $   -          $ 1,600
                                                           =============  =============


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future income in making this assessment. Since the management could not substantiate recovery of the net deferred tax assets with currently available objective evidence, the Company has established a full valuation allowance of $7,775,000 at December 31, 2002. If the Company is able to realize taxable income in the future, the valuation allowance will be reduced. The net change in the valuation allowance for deferred tax assets was an increase of $2,845,000 and reduction of $420,000 in 2002 and 2001, respectively.

         At December 31, 2002, the Company had available $15,146,000 and $2,402,000 of domestic and foreign net operating loss carryforwards, respectively, which expire between 2012 and 2022. In addition, the Company had $379,000 of foreign tax credit carryforwards, which expire between 2003 and 2005. These carryforwards will be utilized to reduce taxable income in subsequent years.


12.  Capital stock

         The Company's Board of Directors has authorized 20,000,000 total shares of capital stock, of which 18,000,000 are designated as common stock and 2,000,000 are designated as preferred stock. The Board of Directors has the authority to establish one or more classes of preferred stock and to determine, within any class of preferred stock, the preferences, rights and other terms of such class.

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

         As of December 31, 2002, the Company has reserved 3,613,956 shares of common stock for issuance upon exercise of stock options and warrants and the conversion of preferred stock.


13.  Series A Convertible Preferred Stock

         On December 5, 2001, ManTech elected to convert $3.9 million of subordinated debt into Series A convertible preferred stock at a conversion rate of $100 per share. The Company has determined that the conversion of this debt into preferred stock did not constitute a beneficial conversion. The Series A convertible preferred stock has no voting rights and bears dividends at the rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and compounded interest will accrue on any unpaid dividends. As of December 31, 2002 and 2001, the Company had accrued dividends payable of $176,000 and $17,000, respectively.

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

14.  Stock options

Long term incentive plan

         During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the "Plan"), which includes all officers, key employees and non-employee members of the Company's Board of Directors. All options to purchase shares of the Company's common stock under the Plan expire seven years from the date of grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the grant date and 30% vesting on each of the second and third anniversaries of the grant date, subject to acceleration under certain circumstances. At December 31, 2002, the Company had 808,024 shares of common stock reserved for the future grants under the Plan.

       Stock option activity under the Plan is as follows:

                                                                          Weighted
                                                                           Average
                                                           Shares       Exercise Price
                                                       ---------------  --------------
 Options outstanding, as of January 1, 2000                 1,167,605          $ 4.93
       Options exercised                                      (10,880)          (3.56)
       Options canceled                                       (14,620)          (3.73)
       Options granted                                        295,000            5.07
                                                       ---------------

 Options outstanding, as of December 31, 2000               1,437,105          $ 4.81

       Options exercised                                      (25,000)          (1.33)
       Options canceled                                       (99,950)          (4.59)
       Options granted                                        547,000            1.95
                                                       ---------------

 Options outstanding, as of December 31, 2001               1,859,155          $ 4.03

       Options exercised                                     (128,000)          (2.05)
       Options canceled                                       (39,179)          (2.00)
       Options granted                                           -               -
                                                       ---------------

 Options outstanding, as of December 31, 2002               1,691,976          $ 4.15
                                                       ===============
ABLE>

The following table summarizes information relating to currently outstanding and exercisable options at December 31, 2002:



                                          Options Outstanding                                Options Exercisable
                             --------------------------------------------------    --------------------------------
                                                  Weighted
                                                  Average
                                                 Remaining         Weighted                            Weighted
       Range of                  Options          Contract         Average            Options          Average
   Exercise Prices             Outstanding     Life in Years    Exercise Price      Exercisable     Exercise Price
-----------------------      ----------------  ---------------  ---------------    ---------------  ---------------
$1.48   -  $2.95                       546,050      5.0                 $ 2.16          294,650        $ 2.26
$2.96   -  $4.43                       789,485      3.8                   3.67          389,485          3.83
$4.44   -  $5.90                       200,000      4.1                   4.75          200,000          4.75
$5.91   -  $7.38                        10,000      4.3                   6.38           10,000          6.38
$7.39   -  $8.85                        20,000      4.2                   7.50           14,000          7.50
$8.86   - $11.80                           200      3.6                  11.25              200         11.25
$11.81 -  $14.75                       126,241      2.7                  14.11          126,241         14.11

Total                                1,691,976      4.1                 $ 4.15        1,034,576        $ 4.89
                                ================                                      ============


15.  Commitments and contingencies

Leases

         The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of December 31, 2002 are as follows:


      (in thousands)
           2003                                               $ 1,740
           2004                                                 1,624
           2005                                                 1,584
           2006                                                 1,378
           2007                                                 1,115
           Thereafter                                             286
                                                         -------------
            Total                                             $ 7,727
                                                         -------------


         Total rent expense under operating leases for the years ended December 31, 2002, 2001, and 2000 was approximately $1,842,000, $1,924,000, and
$2,101,000, respectively.

Letters of credit and performance bonds

         As of December 31, 2002, the Company was contingently liable for approximately $747,000 under seven letters of credit used as payment bonds on contracts, all of which were secured by cash deposits classified as restricted cash in the consolidated balance sheet. As of December 31, 2002, the Company was contingently liable for approximately $149,000 under three performance bonds on contracts, all of which were secured by letters of credit of the Company's foreign subsidiary. In addition, the Company has $111,000 in escrow until April 30, 2003 as a performance bond deposit in connection with a simulator contract in Taiwan. This deposit is classified as an other asset in the consolidated balance sheets at December 31, 2002 and 2001.

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

         Due to the Company's liquidity situation at the end of 2000, GSE experienced some difficulties in procuring supplies from its vendors for business operations. In January 2001, the Company entered into a purchasing arrangement with ManTech whereby ManTech dealt directly with some of the Company's vendors, ordered the supplies needed and had the products shipped in accordance with the Company's instructions. Purchases under this agreement totaled $843,000 for the year ended December 31, 2001. This purchasing arrangement terminated in June 2001, and the Company has no outstanding obligations to ManTech, in connection with this purchasing arrangement as of December 31, 2002. The supplies purchased through ManTech were at the same prices at which the Company could have procured the supplies directly.

         In September 2001, the Company entered into a sublease agreement with ManTech, allowing ManTech to sublease 2,088 square feet of space at the Company's Columbia, Maryland office through September 2002. Subsequent to September 2002, the lease is on a month to month basis. For the years ended December 31, 2002 and 2001, such sublease rentals amounted to $32,000 and $13,000, respectively.

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

         On December 7, 2001, the Company agreed to make certain cash and in-kind contributions to RedStorm Scientific, Inc. ("RedStorm") in exchange for a 10.1% interest in RedStorm. RedStorm is a privately held computational drug design company. Its technology (patents pending), known as Fyrestar, utilizes bio-informatics and computer-aided molecular design to create lead compounds that are developed into successful new drugs. It greatly reduces the significant cost associated with screening thousands of potential compounds common in the drug development process.

         The Company paid $50,000 to RedStorm in the fourth quarter of 2001 and made additional cash payments of $200,000 in the year ended December 31, 2002. GSE's in-kind contribution consists of the development of a graphical user interface that will allow scientists to easily access and use the Fyrestar technology and the development of additional functionality to Fyrestar, allowing results to be graphically displayed as the calculations take place. This will allow scientists the opportunity to adjust their assumptions in real time and further improve results. GSE will receive a perpetual, worldwide, royalty-free, non-transferable exclusive license for RedStorm's software products solely in the power and process control markets.

         One of the Company's directors is also on RedStorm's Board of Directors and another director owns approximately 0.5% of RedStorm. The Company has accounted for its investment in RedStorm using the equity method of accounting based on management's conclusion that the Company has significant influence with respect to the operations of RedStorm. During 2002, the Company recorded a loss of $59,000 on this investment.

         In October 2002, the Company purchased a Chinese subsidiary of ManTech. See the discussion of this transaction in Note 18. Acquisitions and dispositions.


17.  Employee benefits

         The Company has a qualified defined contribution plan that covers substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic contribution matches a portion of the participants' contributions based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contributions to the plan were approximately $215,000, $293,000, and $340,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

18.  Acquisitions and dispositions

Acquisitions

         In October 2002, the Company completed an acquisition for the Process business unit which was accounted for using the purchase method. The Company purchased the stock of ManTech Automation Systems (Beijing) Company Ltd, from ManTech International Corp. The Chinese company, which has seven employees, was renamed GSE Systems Engineering (Beijing) Company Ltd. The purchase price was $45,000 and was allocated 100% to certain assets and property and equipment.

         In December 1997, the Company acquired 100% of the outstanding common stock of J.L. Ryan, Inc. ("Ryan") for an initial purchase price of $1,000,000 and contingent consideration based on the performance of the business from 1998 to 2002. A minimum of $250,000 of such earnings payments for each of 1998 and 1999 was guaranteed by the Company. The Company paid $600,000 in cash upon the closing of the transaction and entered into a promissory note payable in four annual installments of $100,000 each beginning on January 2, 1999. This acquisition was accounted for under the purchase method. For the years ended December 31, 2002 and 2000, the contingent consideration in excess of the minimum guaranteed amount was approximately $515,000, and $549,000, respectively, which the Company has recorded as additions to goodwill. For the year ended December 31, 2001, there was no contingent consideration.

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


19.      Segment information

         The Company's two reportable segments are its core business units Process and Power. (The Company's VirtualPlant business is reported under the Process segment.) The accounting policies of the segments are the same as those described in Note 2, Summary of significant accounting policies. The Company is primarily organized on the basis of these two business units. The Company has a wide range of knowledge of control and simulation systems and the processes those systems are intended to improve, control and model. The Company's knowledge is concentrated heavily in the process industries, which include the specialty chemicals, food & beverage, and pharmaceuticals fields, as well as in the power generation industry. The Process business unit is primarily engaged in process control in a variety of commercial industries. Contracts typically range from three to nine months. The Power business unit is primarily engaged in simulation and plant security for the power generation industry and simulation for the process industries, with the vast majority of customers being in the nuclear power industry. Contracts typically range from 18 months to three years. The Power business unit is comprised of three divisions: Power Simulation, Plant Security Systems, and Process Simulation.

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

         The table below presents information as of and for the years ended December 31, 2002, 2001, and 2000 about the reportable segments:



(in thousands)                                                           2002
                                                       ------------------------------------------
                                                          Process         Power          Total
Contract revenue                                          $ 22,941       $ 20,175       $ 43,116
                                                       ============   ============   ============
Business unit contribution                                 $ 2,574         $ (736)       $ 1,838
                                                       ============   ============   ============
Total assets                                              $ 15,852       $ 12,569       $ 28,421
                                                       ============   ============   ============
Additions to long-lived assets                             $ 2,299          $ 638        $ 2,937
                                                       ============   ============   ============


                                                                         2001
                                                       ------------------------------------------
                                                          Process         Power          Total
Contract revenue                                          $ 24,999       $ 25,332       $ 50,331
                                                       ============   ============   ============

Business unit contribution                                 $ 3,745        $ 1,672        $ 5,417
                                                       ============   ============   ============

Total assets                                              $ 16,833       $ 14,861       $ 31,694
                                                       ============   ============   ============

Additions to long-lived assets                               $ 974          $ 372        $ 1,346
                                                       ============   ============   ============


                                                                         2000
                                                       ------------------------------------------
                                                         Process         Power          Total
Contract revenue                                          $ 25,208       $ 30,507       $ 55,715
                                                       ============   ============   ============
Business unit contribution                                $ (4,053)       $ 4,549          $ 496
                                                       ============   ============   ============
Total assets                                              $ 16,831       $ 17,719       $ 34,550
                                                       ============   ============   ============
Additions to long-lived assets                             $ 1,913          $ 921        $ 2,834
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

         For the years ended December 31, 2002, 2001, and 2000, one Power Simulation customer (Battelle's Pacific Northwest National Laboratory) accounted for approximately 11%, 17%, and 22%, respectively, of the Company's consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the projects the Company performs in Eastern and Central Europe. For the years ended December 31, 2002, 2001, and 2000, one Process Automation customer (Westinghouse Savannah River Company) accounted for approximately 24%, 24%, and 11%, respectively, of the Company's consolidated revenue.

         For the years ended December 31, 2002, 2001, and 2000, 35%, 37%, and 26% of the Company's consolidated revenue were from customers in the chemicals industry, respectively, and 40%, 38%, and 55% of the Company's consolidated revenue were from customers in the nuclear power industry, respectively.

         A reconciliation of segment business unit contribution to consolidated income before taxes for the years ended December 31, 2002, 2001, and 2000 is as follows:

(in thousands)                                                Years ended December 31,
                                                       ------------------------------------------
                                                          2002           2001           2000
                                                       ------------   ------------   ------------
Segment business unit contribution                         $ 1,838        $ 5,417          $ 496
Corporate expenses                                          (3,332)        (3,293)        (5,096)
Gain (loss) on disposition of assets                             -          3,273           (990)
Write-down on investment of
      Avantium International B.V.                           (2,783)        (4,605)           -
Interest expense, net                                         (277)          (886)          (687)
                                                       ------------   ------------   ------------
      Loss before income taxes                            $ (4,554)         $ (94)      $ (6,277)
                                                       ============   ============   ============


         A reconciliation of segment total assets to total consolidated assets as of the years ended December 31, 2002, 2001, and 2000 is as follows:


(in thousands)                                                      December 31,
                                                       ------------------------------------------
                                                          2002           2001           2000
                                                       ------------   ------------   ------------
Segment total assets                                      $ 28,421       $ 31,694       $ 34,550
Other assets unallocated to segments                           473          1,980          1,399
                                                       ------------   ------------   ------------
      Total consolidated assets                           $ 28,894       $ 33,674       $ 35,949
                                                       ============   ============   ============



         The Company designs, develops and delivers business and technology solutions to the energy, process and manufacturing industries worldwide. Revenue, operating income (loss) and identifiable assets for the Company's United States, European, and Asian operations as of and for the years December 31, 2002, 2001, and 2000 are as follows:

(in thousands)                                                               2002
                                           -----------------------------------------------------------------------------------
                                           United States         Europe             Asia          Eliminations   Consolidated
                                           ---------------   ----------------  ----------------  ----------------  -----------

Contract revenue                           $ 41,496            $ 1,575              $ 45           $     -          $ 43,116
Transfers between geographic locations           92                 38                 -              (130)            -
                                           ---------------   ----------------  ----------------  ----------------  -----------
    Total contract revenue                 $ 41,588            $ 1,613              $ 45           $  (130)         $ 43,116
                                           ===============   ================  ================  ================  ===========
    Operating loss                         $   (794)           $  (716)             $(18)          $     -          $ (1,528)
                                           ===============   ================  ================  ================  ===========
Identifiable assets, at December 31        $ 36,000            $ 1,363              $ 52           $(8,521)         $ 28,894
                                           ===============   ================  ================  ================  ===========
                                                                             2001
                                           -----------------------------------------------------------------------------------
                                           United States         Europe             Asia          Eliminations   Consolidated
                                           ---------------   ----------------  ----------------  ----------------  -----------

Contract revenue                           $ 47,004            $ 3,327              $ -           $     -           $ 50,331
Transfers between geographic locations          123                 37                -               (160)              -
                                           ---------------   ----------------  ----------------  ----------------  -----------
    Total contract revenue                 $ 47,127            $ 3,364              $ -           $   (160)         $ 50,331
                                           ===============   ================  ================  ================  ===========

    Operating income (loss)                 $ 2,294            $  (647)             $ 71          $      -           $ 1,718
                                           ===============   ================  ================  ================  ===========
Identifiable assets, at December 31         $40,168            $ 1,921              $ 101         $ (8,516)          $33,624
                                           ===============   ================  ================  ================  ===========

                                                                              2000
                                           -----------------------------------------------------------------------------------
                                            United States         Europe             Asia        Eliminations    Consolidated
                                           ---------------   ----------------  ----------------  ----------------  -----------
Contract revenue                           $ 44,441           $ 11,274             $   -          $   -             $ 55,715
Transfers between geographic locations          490                610                 -            (1,100)             -
                                           ---------------   ----------------  ----------------  ----------------  -----------
    Total contract revenue                 $ 44,931           $ 11,884             $   -          $ (1,100)         $ 55,715
                                           ===============   ================  ================  ================  ===========
    Operating loss                         $   (263)          $ (4,326)            $ (66)         $   -             $ (4,655)
                                           ===============   ================  ================  ================  ===========
Identifiable assets, at December 31         $44,688           $  2,912             $ 199         $ (11,850)         $ 35,949
                                           ===============   ================  ================  ================  ===========


     20. Supplemental disclosure of cash flow information

(in thousands)                                                  Years ended December 31,
                                                         -----------------------------------------
                                                            2002           2001           2000
                                                         ------------   -----------    -----------
Software product license sold in exchange for
     stock of buyer (see Note 3)                             $ -         $   -           $2,895
                                                         ============   ===========    ===========
Issuance of options/warrants to
     non-employees (see Note 12)                             $ -         $  194            $ -
                                                         ============   ===========    ===========
Conversion of related party note payable to
     preferred stock (see Note 10)                           $ -         $3,900            $ -
                                                         ============   ===========    ===========
Cash paid:
     Interest                                                $ 485         $ 845          $ 889
                                                         ============   ===========    ===========
     Income taxes                                            $ 385         $ 434          $ 271
                                                         ============   ===========    ===========


     21. Quarterly financial data (unaudited)

         The Company's quarterly financial information has not been audited but, in management's opinion, includes all adjustments necessary for a fair presentation.


(in thousands, except per share data)           Year ended December 31, 2002 Quarterly Data
                                            ---------------------------------------------------------
                                               First          Second         Third          Fourth
                                              Quarter        Quarter        Quarter        Quarter
                                            -------------  -------------  -------------  -------------
Contract revenue                                $ 11,274       $ 12,131       $ 10,612        $ 9,099
Operating income (loss)                              725            220            (72)        (2,401)
Net income (loss)                                    432            123            (82)        (6,416)

Earnings (loss) per common share:
      Basic                                       $ 0.06         $ 0.01        $ (0.02)       $ (1.10)
      Diluted                                     $ 0.06         $ 0.01        $ (0.02)       $ (1.10)

                                                Year ended December 31, 2001 Quarterly Data
                                            ----------------------------------------------------------
                                               First          Second         Third          Fourth
                                              Quarter        Quarter        Quarter        Quarter
                                            -------------  -------------  -------------  -------------
Contract revenue                                $ 12,478       $ 11,845       $ 13,823       $ 12,185
Operating income (loss)                             (209)           464          1,154            309
Net income (loss)                                  1,714            468            601         (2,524)

Earnings (loss) per common share:
      Basic                                       $ 0.33         $ 0.09         $ 0.12        $ (0.49)
      Diluted                                     $ 0.33         $ 0.09         $ 0.11        $ (0.48)



         The first quarter 2001 net income includes a $3.3 million gain before income taxes on the sale of the Company's VirtualPlant technology and assets to Avantium. The fourth quarter 2001 net income includes a $4.6 million pre-tax write down of the Company's investment in Avantium (see Note 3, Investment in Avantium International B.V.) and a $420,000 reduction of the Company's deferred tax valuation allowance.

         The fourth quarter 2002 net income includes a $2.8 million pre-tax write down of the Company's investment in Avantium and a $2.8 million increase in the Company's deferred tax valuation allowance.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2001


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2002


                                    PART III

         The information required in response to Items 10, 11, 12 and 13 is hereby incorporated by reference to the information under the captions "Election of Directors", "Principal Executive Officers of the Company Who Are Not Also Directors", "Executive Compensation", "Voting Securities and Principal Stockholders", "Security Ownership of Management", and "Certain Related Transactions" in the Proxy Statement for the Company's 2003 Annual Meeting of Shareholders.

ITEM 14.        CONTROLS AND PROCEDURES.
---------------------------------------

         Within the 90-day period prior to the filing of this report, GSE management, including the Chief Operating Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Operating Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1)  List of Financial Statements

       The following financial statements are included in Item 8:

GSE Systems, Inc. and Subsidiaries

          Independent Auditors' Report
          Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000
          Consolidated Statements of Comprehensive Loss for the years ended
            December 31, 2002, 2001, and 2000
          Consolidated Statements of Changes in Stockholders' Equity for the
            years ended December 31, 2002, 2001, and 2000
          Consolidated Statements of Cash Flows for the years ended
            December 31, 2002, 2001, and 2000
          Notes to Consolidated Financial Statements

(a)(2)  List of Schedules

         All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(a)(3)  List of Exhibits

         The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b) Reports on Form 8-K:

         Form 8-K was filed by the Registrant with the Securities and Exchange Commission on November 15, 2002 regarding the revised financial projections for 2002 in a Conference Call to investors. Specifically, the Company revised (i) yearly revenue to about $45 million, and (ii) earnings per share to around 10-12 cents.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GSE Systems, Inc.

                                           By:    / S / Chin-Our Jerry Jen
                                                    Chin-Our Jerry Jen
                                                 Chief Operating Officer and
                                                 President


Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Date:  March 31, 2003                    / S / Chin-Our Jerry Jen
                                         Chin-Our Jerry Jen, Chief Operating
                                         Officer and President
                                         (Principal Executive Officer)


Date: March 31, 2003                    / S / JEFFERY G. HOUGH
                                        Jeffery G. Hough, Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)

Date: March 31, 2003
(Jerome I. Feldman, Chairman of the Board)       By:  / S / JEFFERY G. HOUGH
(Dr. Sheldon L. Glashow, Director        )            Jeffery G. Hough
(Scott N. Greenberg, Director            )            Attorney-in-Fact
(Dr. Roger Hagengruber, Director         )
(Joseph W. Lewis, Director               )
(John A. Moore, Jr., Director            )
(George J. Pedersen, Director            )

         A Power of Attorney, dated February 11, 2003, authorizing Jeffery G. Hough to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 on behalf of certain of the directors of the Registrant is filed as
Exhibit 24 to this Annual Report.

                       SECTION 302 CERTIFICATIONS

I, Chin-Our Jerry Jen, certify that:

1. I have reviewed this annual report on Form 10-K of GSE Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              Date: March 31, 2003

                             /S/ CHIN-OUR JERRY JEN
                               Chin-Our Jerry Jen
                      President and Chief Operating Officer
                          (Principal Executive Officer)
                           SECTION 302 CERTIFICATIONS

I, Jeffery G. Hough, certify that:

1. I have reviewed this annual report on Form 10-K of GSE Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              Date: March 31, 2003

                              /S/ JEFFERY G. HOUGH
                                Jeffery G. Hough
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                           CERTIFICATIONS PURSUANT TO

                             18 U.S.C. SECTION 1350
                              ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


        As required by 18 U.S.C. Section 1350, I, Chin-Our Jerry, President and Chief Operating Officer, hereby certify that, to the best of my knowledge:

        1. This Annual Report on Form 10-K for the period ended December 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

        2. The Information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                             Dated: March 31, 2003

                             /S/CHIN-OUR JERRY JEN
                               Chin-Our Jerry Jen
                     President and Chief Operating Officer
                         (Principal Executive Officer)

        As required by 18 U.S.C. Section 1350, I, Jeffery G. Hough, Senior Vice President and Chief financial Officer, hereby certify that to the best of my knowledge:

        1. This Annual Report on Form 10-K for the period ended December 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

        2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                             Dated: March 31, 2003

                               /S/JEFFERY G. HOUGH
                                Jeffery G. Hough
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to GSE Systems, Inc. and will be retained by GSE Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are referred to and incorporated by reference.

                                                                                      Exhibit
                                                                                      Number

Exhibit       Description of Exhibit                                                                 Page
------------- ------------------------------------------------------------ -----

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

                                                                                      Exhibit
                                                                                      Number

Exhibit       Description of Exhibit                                                                 Page
------------- -----------------------------------------------------------------
   c.    Form of Option Agreement Under the GSE Systems, Inc. 1995 Long-Term
         Incentive Plan. Previously filed in connection with the GSE Systems,
         Inc. Form 10-K as filed with the Securities and Exchange Commission on
         March 22, 1996 and incorporated herein by reference. *

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

   f.    Executive Employment Agreements between GSE Systems, Inc. and Directors
         Jerome I. Feldman, George J. Pedersen, Scott N. Greenberg, and John A.
         Moore, Jr. (dated January 1, 1999). Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on August 1, 2001 and incorporated herein by reference.*

   g.    Warrant Agreements with GP Strategies and ManTech International
         Corporation (dated September 13, 1999). Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on August 15, 2001 and incorporated herein by reference.

   h. Change of Control Agreements between GSE Systems, Inc. and Jerry Jen and Jeffery G. Hough (dated March 10, 2000). Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on August 1, 2001 and incorporated herein by reference.*

   i.    Loan and Security Agreement among GSE Systems, Inc., GSE Process
         Solutions, Inc., GSE Power Systems, Inc., and National Bank of Canada, dated March 23, 2000. Previously filed in connection with the GSE
         Systems, Inc. Form 10-K as filed with the Securities and Exchange
         Commission on March 30, 2000 and incorporated herein by reference.

                                                                                      Exhibit
                                                                                      Number
                                                                                                     Page
Exhibit       Description of Exhibit
--------  ---------------------------------------------------------------------
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

   n.    Executive Compensation Plan for Jerry Jen (dated August 28, 2002).
         Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on September 20 2002 and incorporated herein by reference.*

   o.    $1,000,000 promissory note dated June 25, 2001 to ManTech International
         Corporation. Previously filed in connection with the GSE Systems, Inc.
         Form 8-K as filed with the Securities and Exchange Commission on August
         1, 2001 and incorporated herein by reference.

                                                                                      Exhibit
                                                                                      Number
                                                                                                     Page
Exhibit       Description of Exhibit
-------  ----------------------------------------------------------------------

   p.    Preferred Stock Issuance Agreement by and between GSE Systems, Inc. and
         ManTech International Corporation (dated December 5, 2001). Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on December 12, 2001 and incorporated herein by reference.

   q.    Fifth Modification Agreement dated March 21, 2003 to the Loan and
         Security Agreement among GSE Systems, Inc., GSE Process Solutions,
         Inc., GSE Power Systems, Inc. and National Bank of Canada dated March
         23, 2000 which was transferred on  or about January 15, 2002 to PNC
         Bank, National Association.                                                  99.1           X-99.1


21.      Subsidiaries.

   a.    List of Subsidiaries of Registrant at December 31, 2002.                     21.1           X-21.1-1

23.      Consents of Experts and Counsel

   a.    Independent Auditors' Consent.                                               23.1           X-23.1-1


                                                                                      Exhibit
                                                                                      Number
                                                                                                     Page
Exhibit       Description of Exhibit


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
