Form 10-Q
period 2003-03-31
GSE SYSTEMS INC
filed 2003-05-15
CIK 944480

Conformed

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2003. or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________to _______.



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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                               Yes [  ]    No [ X ]

As of May 6, 2003, there were 5,869,138 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                           PAGE
PART I.   FINANCIAL INFORMATION                                              3


Item 1.   Financial Statements:
          Consolidated Balance Sheets as of March 31, 2003                   3
            and December 31, 2002
          Consolidated Statements of Operations for the Three Months Ended   4
            March 31, 2003 and March 31, 2002
          Consolidated Statements of Comprehensive Income (Loss) for         5
            the Three Months Ended March 31, 2003 and March 31, 2002 Consolidated Statements of Cash Flows for the Three Months Ended 6
            March 31, 2003 and March 31, 2002
          Notes to Consolidated Financial Statements                         7


Item 2.   Management's Discussion and Analysis of                           15
            Results of Operations and Financial Condition
Item 3.   Quantitative and Qualitative Disclosures About Market Risk        22

Item 4.   Controls and Procedures                                           22

PART II.   OTHER INFORMATION                                                23


Item 1.   Legal Proceedings                                                 23

Item 2.   Changes in Securities and Use of Proceeds                         23

Item 3.   Defaults Upon Senior Securities                                   23

Item 4.   Submission of Matters to a Vote of Security Holders               23

Item 5.   Other Information                                                 23

Item 6.   Exhibits and Reports on Form 8-K                                  23



          SIGNATURES                                                        24

          302 CERTIFICATIONS                                                25

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                  March 31, 2003       December 31, 2002
                                                                                -------------------   -------------------
                                                  ASSETS                              Unaudited
Current assets:
     Cash and cash equivalents                                                               $ 209               $ 1,617
     Restricted cash                                                                           623                   608
     Contract receivables                                                                    9,898                10,761
     Inventories                                                                             1,562                 1,560
     Prepaid expenses and other current assets                                               3,289                 2,656
                                                                                -------------------   -------------------
        Total current assets                                                                15,581                17,202

Property and equipment, net                                                                  1,573                 1,697
Software development costs, net                                                              4,234                 4,401
Goodwill, net                                                                                2,901                 2,901
Restricted cash                                                                                139                   139
Other assets                                                                                 2,167                 2,554
                                                                                -------------------   -------------------
        Total assets                                                                      $ 26,595              $ 28,894
                                                                                ===================   ===================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                     $ 5,510               $ 1,905
     Accounts payable                                                                        3,035                 2,521
     Accrued expenses                                                                        2,050                 1,727
     Accrued compensation and payroll taxes                                                  1,089                 1,401
     Billings in excess of revenue earned                                                    3,269                 3,059
     Accrued contract and warranty reserves                                                    386                   491
     Other current liabilities                                                                  72                    62
                                                                                ------------------   -------------------
        Total current liabilities                                                           15,411                11,166

Long-term debt                                                                               2,170                 8,033
Billings in excess of revenue earned                                                           770                   998
Accrued warranty reserves                                                                      527                   586
                                                                                -------------------   -------------------
        Total liabilities                                                                   18,878                20,783
                                                                                ------------------   -------------------

Commitments and contingencies

Stockholders' equity:
   Series A Convertible preferred stock $.01 par value, 2,000,000 shares authorized,
        shares issued and outstanding 39,000 in 2003 and in 2002                               -                     -
   Common stock $.01 par value, 18,000,000 shares authorized, shares issued
        and outstanding 6,019,138 in 2003 and 2002, respectively.                               60                    59
   Additional paid-in capital                                                               28,019                27,841
   Accumulated deficit - at formation                                                       (5,112)               (5,112)
   Accumulated deficit - since formation                                                   (14,066)              (13,490)
   Accumulated other comprehensive loss                                                     (1,184)               (1,187)
                                                                                -------------------   -------------------
        Total stockholders' equity                                                           7,717                 8,111
                                                                                -------------------   -------------------
        Total liabilities and stockholders' equity                                        $ 26,595              $ 28,894
                                                                                ===================   ===================

              The accompanying notes are an integral part of these consolidated financial statements.




                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (Unaudited)


                                                                                       Three months
                                                                                       ended March 31,
                                                                                 -----------------------------
                                                                                     2003            2002
                                                                                 -------------   -------------
Contract revenue                                                                      $ 9,263        $ 11,274

Cost of revenue                                                                         6,905           7,791
                                                                                 -------------   -------------

Gross profit                                                                            2,358           3,483
                                                                                 -------------   -------------
Operating expenses
     Selling, general and administrative                                                2,595           2,618
     Depreciation and amortization                                                        157             140
                                                                                 -------------   -------------
Total operating expenses                                                                2,752           2,758
                                                                                 -------------   -------------

Operating income (loss)                                                                  (394)            725

Interest expense, net                                                                     (81)            (72)
Other income (expense), net                                                                (6)             47
                                                                                 -------------   -------------
Income (loss) before income taxes                                                        (481)            700

Provision for income taxes                                                                 37             268
                                                                                 -------------   -------------

Net income (loss)                                                                        (518)            432

Preferred stock dividends                                                                 (58)            (58)
                                                                                 -------------   -------------

Net income (loss) attributed to
     common stockholders                                                               $ (576)          $ 374
                                                                                 =============   =============

Basic earnings (loss) per common share                                                $ (0.10)         $ 0.06
                                                                                 =============   =============

Diluted earnings (loss) per common share                                              $ (0.10)         $ 0.06
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




                       GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)


                                                                                       Three months
                                                                                       ended March 31,
                                                                                 ----------------------------
                                                                                      2003            2002
                                                                                 -------------  -------------

Net income (loss)                                                                    $ (518)         $ 432

Foreign currency translation adjustment                                                   3            (27)
                                                                                  ------------  -------------
Comprehensive income (loss)                                                          $ (515)         $ 405
                                                                                 =============  =============


   The accompanying notes are an integral part of these consolidated financial statements.



                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)
                                                                                       Three months
                                                                                       ended March 31,
                                                                                 -----------------------------
                                                                                       2003             2002
                                                                                 -------------    -------------
Cash flows from operating activities:
Net income (loss)                                                                      $ (518)          $ 432
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                                        732             589
     Changes in assets and liabilities:
         Contract receivables                                                             864            (570)
         Inventories, prepaid expenses and other assets                                   (27)           (124)
         Accounts payable, accrued compensation and accrued expenses                      (14)           (475)
         Billings in excess of revenues earned                                            (18)           (962)
         Accrued contract and warranty reserves                                          (164)             44
         Other liabilities                                                                (50)            165
                                                                                 -------------    -------------
Net cash provided by (used in) operating activities                                       805            (901)
                                                                                 -------------    -------------
Cash flows from investing activities:
     Capital expenditures                                                                 (19)           (343)
     Capitalized software development costs                                              (408)           (523)
                                                                                 -------------    -------------

Net cash used in investing activities                                                    (427)           (866)
                                                                                 -------------    -------------

Cash flows from financing activities:
     Repayment of note payable to related party                                             -            (250)
     Restrictions of cash as collateral under line of credit                              (15)           (150)
     Decrease in borrowings under lines of credit                                      (1,778)            (68)
     Proceeds from issuance of common stock, net of costs                                   -           1,584
     Other financing activities, net                                                       (7)           (119)
                                                                                 -------------    -------------
Net cash provided by (used in) financing activities                                    (1,800)            997
                                                                                 -------------    -------------
 Effect of exchange rate changes on cash                                                   14              -
                                                                                 -------------    -------------
Net decrease in cash and cash equivalents                                              (1,408)           (770)
Cash and cash equivalents at beginning of year                                          1,617           2,040
                                                                                 -------------    -------------
Cash and cash equivalents at end of period                                              $ 209         $ 1,270
                                                                                 =============    =============

   The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months ended March 31, 2003 and 2002
                                   (Unaudited)

1.       Basis of Presentation

            The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the "Company") without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

          The majority of the Company's revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings as reviewed and revised periodically as the work progresses, and the cumulative effect of any change is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.

          As the company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience. the Company's longer-term contracts generally provide for a one-year warranty on parts, labor and any bug fixes as it relates to software embedded in the systems.

          The Company's system design contracts do not provide for "post customer support service" (PCS) in terms of software upgrades, software enhancements or telephone support. In order to obtain PCS, the customers must purchase a separate contract at the date of system installation. Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, maintenance releases, hardware support and spare parts. The Company recognizes revenue from these contracts ratable over the life of the agreements in accordance with Statement of Position 97-2 "Software Revenue Recognition".

          Revenues from certain consulting or training contracts are recognized on a time-and-material basis. For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

          Contract receivables unbilled of $5.0 million and $4.0 million as of March 31, 2003 and December 31, 2002, respectively, are typically billed within thirty days.

2.       Basic and Diluted Earnings Per Common Share

            Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options, warrants or convertible preferred stock were exercised or converted into common stock. The number of common shares and common share equivalents used in the determination of basic and diluted earnings (loss) per share were as follows:

(in thousands, except share data)                                         Three months
                                                                          ended March 31,
                                                                 ------------------------------------
                                                                     2003                2002
                                                                 ---------------    ----------------
Numerator:
     Net income (loss)                                               $ (518)              $ 432
     Preferred stock dividends                                          (58)                (58)
                                                                 ---------------    ----------------
     Net income (loss) attributed to
        common stockholders                                          $ (576)              $ 374
                                                                 ================    ================
Denominator:
     Weighted-average shares outstanding for
             basic earnings per share                             5,869,138           5,844,788

     Effect of dilutive securities:
        Employee stock options, warrants, options outside
             the plan and convertible preferred stock                    -            1,706,793
                                                                 ----------------    ----------------
     Adjusted weighted-average shares outstanding
        and assumed conversions for
             diluted earnings per share                           5,869,138           7,551,581
                                                                 ===============    ================
     Shares related to dilutive securities excluded
        because inclusion would be anti-dilutive                  3,538,956             821,620
                                                                 ================    ================

            The difference between the basic and diluted number of weighted average shares outstanding for the quarter ended March 31, 2002 represents dilutive stock options, warrants and convertible preferred stock to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The net income (loss) for the quarters ended March 31, 2003 and 2002 were decreased by preferred stock dividends of $58,000 in calculating the per share amounts. Conversion of the stock options, warrants and preferred stock was not assumed for the three months ended March 31, 2003 because the impact was anti-dilutive.

3.       Inventories

            Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventories consist of the following:

Note 3 - Inventories

(in thousands)                                            March 31,      December 31,
                                                             2003            2002
                                                         -------------  ---------------
Raw materials                                                 $ 1,237          $ 1,203
Service parts                                                     325              357
                                                         -------------  ---------------
       Total inventories                                      $ 1,562          $ 1,560
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

            Software development costs capitalized were $408,000 and $523,000 for the quarters ended March 31, 2003 and 2002, respectively. Total amortization expense was $575,000 and $449,000 for the quarters ended March 31, 2003 and 2002, respectively.

5.       Stock Compensation

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

       If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123, net income (loss) would have been as follows:

(in thousands, except per share data)                                  Three months
                                                                      ended March 31,
                                                                ----------------------------
                                                                    2003           2002
                                                                -------------   ------------
Net income (loss) attributed to
     common stockholders, as reported                              $ (576)         $ 374
Add stock-based employee compensation expense
     included in reported net imcome (loss), net of tax                -              -
Deduct total stock-based employee compensation
     expense determined under fair-value-method
     for all awards, net of tax                                       (67)          (106)
                                                                -------------   ------------

     Pro forma net income (loss)                                   $ (643)         $ 268
                                                                =============   ============
Net income (loss) per share, as reported:

Basic                                                             $ (0.10)        $ 0.06
Diluted                                                           $ (0.10)        $ 0.06

Proforma net income (loss) per share:

Basic                                                             $ (0.11)        $ 0.05
Diluted                                                           $ (0.11)        $ 0.04



       No employee stock options were issued in the first quarter of 2003 or 2002.

6.       Long-term Debt

            The Company's long-term debt consists of the following notes payable and other financing arrangements:



Note 11 Notes and financing

(in thousands)                                                     March 31,         December 31,
                                                                     2003                2002
                                                            ------------------  ------------------
Line of credit with bank                                              $ 3,653             $ 5,431
Obligations under financing leases                                      3,312               3,784
Notes payable to related parties                                          650                 650
Notes payable, other                                                       65                  73
                                                            ------------------  ------------------
       Total notes payable and financing arrangements                   7,680               9,938
Less amounts payable within one year                                    5,510               1,905
                                                            ------------------  ------------------
       Long-term portion                                              $ 2,170             $ 8,033
                                                            ==================  ==================


              Line of Credit

              The Company has a $6.5 million bank line of credit under which the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., are jointly and severally liable as co-borrowers. The credit facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sub limit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). The interest rate on this line of credit is based on the bank's prime rate plus 1.00% (5.25% as of March 31, 2003), with interest only payments due monthly. At March 31, 2003, the Company's available borrowing base was approximately $4.2 million, of which approximately $3.7 million had been utilized. The credit facility expires on March 31, 2004. The lender has requested that the Company find a new lender.

              The maximum commitment under the credit facility will be reduced to $5.5 million on October 1, 2003 and to $5.0 million on January 1, 2004. The agreement prohibits the payment of all dividends, including dividends due to ManTech on its outstanding preferred stock. GP Strategies has provided $1.8 million limited guarantee of the Company's bank facility through March 31, 2004. In consideration for the extension of the guarantee, the Company will issue 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common stock on March 21, 2003.

               The credit facility requires the Company to comply with certain financial rations. At March 31, 2003, the Company was not in compliance with its financial ratio covenants. The Company expects to receive a written waiver from the bank for noncompliance.

              Because the credit facility expires on March 31, 2004, the Company has classified the borrowings under the line of credit as current as of March 31, 2003. The lender has requested that the Company find a new lender by March 31, 2004.

              Notes Payable to Related Parties

              On June 25, 2001, the Company issued an unsecured promissory note to ManTech for $1.0 million at an interest rate of prime plus one percent. The Company used the loan proceeds for working capital purposes. The note is subordinated to the Company's credit facility. During 2002, the Company repaid ManTech $350,000; as of March 31, 2003, there is $650,000 outstanding on the note. The Company has an additional unsecured promissory note to a former employee for $65,000 which expires April 14, 2005.

              Obligations under financing leases

              As of March 31, 2003, the Company has seven separate contracts with a customer for the lease of certain hardware and software under 36-month leases. The Company has accounted for the leases as sales-type leases. The Company assigned the payments due under the sales-type leases to a third-party financing company; for the year ended December 31, 2002, the Company received approximately $2.2 million of proceeds. Since the Company remains contingently liable for amounts due to the third-party financing company, the remaining investment in and obligation under the financing leases are reflected in the Company's balance sheets as follows:



(in thousands)                                                      March 31,         December 31,
                                                                      2003                2002
                                                            ------------------  -----------------
Net investment in sales-type leases:
       Prepaid expense and other assets                               $ 1,826            $ 1,875
       Other assets                                                     1,486              1,909
                                                            ------------------  -----------------
            Total net investment                                      $ 3,312            $ 3,784
                                                            ==================  =================

Obligation under financing leases:
       Current portion of long-term debt                              $ 1,826            $ 1,875
       Long-term debt                                                   1,486              1,909
                                                            ------------------  -----------------
            Total obligations                                         $ 3,312            $ 3,784
                                                            ==================  =================


7.       Series A Convertible Preferred Stock

            The Series A convertible preferred stock has no voting rights and bears dividends at the rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and compounded interest will accrue on any unpaid dividends. As of March 31, 2003 and December 31, 2002 the Company had accrued dividends payable of $234,000 and $176,000, respectively. ManTech at its discretion has the right to convert each share of Series A convertible preferred stock into GSE common stock, but if not converted prior to December 2004, the Series A convertible stock automatically converts into GSE common stock at that time.

8.       Letters of Credit

           As of March 31, 2003, the Company was contingently liable for seven letters of credit totaling $762,000. All of these letters of credit represent payment bonds on contracts and have been cash collateralized and are classified as restricted cash in the consolidated balance sheet.


9.       Income Taxes

            The Company's effective tax rate was 7.7% and 38.3% for the three months ended March 31, 2003 and March 31, 2002. The 7.7% effective tax rate is an average rate that consists of a zero effective tax rate for the Company's US and China operations and a 13.1% effective tax rate for its Swedish operations. The decrease in the effective tax rate is attributable to the Company recording no federal or state benefit for net operation losses generated by its US and China operations as of March 31, 2003.

10.      Segment Information

            The Company's two reportable segments are its core business units Process and Power. The Company is primarily organized on the basis of these two business units. The Company has a wide range of knowledge of control and simulation systems and the processes those systems are intended to improve, control and model. The Company's knowledge is concentrated heavily in the process industries, which include the chemicals, food & beverage, and pharmaceutical fields, as well as in the power generation industry. The Process business unit is primarily engaged in process control in a variety of commercial industries. Contracts typically range from three to nine months. The Power business unit is primarily engaged in simulation for the power generation industry, with the vast majority of customers being in the nuclear power industry. Contracts typically range from 18 months to three years.

            The Company evaluates the performance of its business units utilizing "Business Unit Contribution", which is substantially equivalent to earnings before interest and taxes before allocating any corporate expenses.

            The table below presents information about the reportable segments:


(in thousands)                                                 Three months ended March 31, 2003
                                                        ---------------------------------------------
                                                            Process        Power        Consolidated
Contract revenue                                            $ 4,331        $ 4,932           $ 9,263
                                                        ============  =============  ================
Business unit contribution                                     $ (4)         $ 390             $ 386
                                                        ============  =============  ================

                                                               Three months ended March 31, 2002
                                                         --------------------------------------------
                                                            Process        Power        Consolidated
Contract revenue                                            $ 6,701        $ 4,573          $ 11,274
                                                        ============  =============  ================
Business unit contribution                                  $ 1,652         $ (120)          $ 1,532
                                                         ===========  =============  ================






            A reconciliation of segment business unit contribution to consolidated income before taxes is as follows:



(in thousands)                                                Three months
                                                              ended March 31,
                                                      -----------------------------
                                                              2003            2002
                                                      --------------  -------------
Segment business unit contribution                            $ 386        $ 1,532
Corporate expenses                                             (786)          (760)
Interest expense, net                                           (81)           (72)
                                                      --------------  -------------
       Income before income taxes                            $ (481)         $ 700
                                                      ==============  =============



11.      Recent Accounting Pronouncements

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

12.      Sublease

            The Company has entered into a sublease agreement with Alpharma USPD Inc. to sublease 29,000 square feet of its Baltimore, MD facility for a five-year period commencing on May 1, 2003. The subtenant may terminate the lease at the end of the second or third year of the agreement provided a six month notice is given. The Company has moved most of the Process personnel presently using this facility to its Columbia, Maryland facility in April 2003. During the second quarter of 2003, the Company will record a charge of approximately $100,000 related to the estimated loss on the sublease and moving expenses.

13.      Reclassifications

            Certain prior year amounts have been reclassified to conform to the current year presentation.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
               For the Three Months ended March 31, 2003 and 2002

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         The Company has a $6.5 million credit facility with a bank which matures on March 31, 2004. The Company has been informed by its bank that the Company should begin to search for a new financial institution to provide for its future financing requirements. The maximum commitment under the credit facility reduces to $5.5 million on October 1, 2003 and to $5.0 million on January 1, 2004. Based upon the Company's current forecasts of its cash flow in 2003, management believes the reductions in the maximum commitment will not have an impact on the Company's operations or liquidity. In order to help improve the Company's liquidity and operating results, management has undertaken actions to reduce its operating expenses, including the sublease of 29,000 square feet of its 34,000 square foot Baltimore, Maryland facility effective May 1, 2003. During the second quarter of 2003, the Company will record a charge of approximately $100,000 related to the estimatedd loss on the sublease and moving expenses.

         The Company's 2003 profitability and liquidity projections depend on several large full-scope simulator contracts in its Power business unit, several of which were awarded to the Company during the quarter ended March 31, 2003. The Company's contract backlog has increased $5.9 million from $29.9 million to $35.8 million as of December 31, 2002 and March 31, 2003, respectively. Approximately all but 28% of the $35.8 million backlog will be filled in 2003.


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

        Power Simulation Business.


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


         To address the varying levels of technology that exists across the Company's installed base, the Company has developed a Java-based graphical overlay technology called JADE (Java Application Development Environment). JADE provides a common look and feel to the Company's various simulation tools regardless of whether the underlying technology is UNIX, LINUX or Microsoft Windows XP. JADE also works with all of the Company's tools for building electrical, logic and control, and flow system models for plants. Jade Version
1.0 was released for sale on March 31, 2003.


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

Results of Operations

         The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:


(in thousands)                                         Three months ended March 31,
                                           -----------------------------------------------
                                                2003         %           2002        %
                                           -----------  ---------   -----------  ---------
Contract revenue                              $ 9,263    100.0 %       $11,274    100.0 %
Cost of revenue                                 6,905     74.5 %         7,791     69.1 %
                                           -----------  ---------   -----------  ---------
Gross profit                                    2,358     25.5 %         3,483     30.9 %
                                           -----------  ---------   -----------  ---------
Operating expenses:
     Selling, general and administrative        2,595     28.0 %         2,618     23.2 %
     Depreciation and amortization                157      1.3 %           140      1.3 %
                                           -----------  ---------   -----------  ---------
Total operating expenses                        2,752     29.3 %         2,758     24.5 %
                                           -----------  ---------   -----------  ---------
Operating income (loss)                          (394)    (3.9)%           725      6.4 %
Interest expense, net                             (81)    (0.9)%           (72)    (0.6)%
Other income (expense), net                        (6)    (0.1)%            47      0.4 %
                                           ----------  ---------   -----------  ---------
Income(loss)before income taxes                  (481)    (5.2)%           700      6.2 %
Provision for income taxes                         37      0.4 %           268      2.4 %
                                           ----------  ---------   -----------  ---------
Net income (loss)                              $ (518)    (5.6)%         $ 432      3.8 %
                                           ===========  =========   ===========  =========




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

          Capitalization of Computer Software Development costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At March 31, 2003, the Company has net capitalized software development costs of $4.2 million. On an annual basis, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the unamortized software development costs to net realizable value. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's balance sheet.

         Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 "Accounting for Income Taxes", management makes an annual assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its realizable value. At March 31, 2003, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $15.1 million which can be utilized over the next twenty years. The recovery of the remaining net deferred tax asset could not be substantiated by currently available objective evidence, and, accordingly, the Company has established a full valuation allowance for the balance of its deferred tax asset of $7.8 million at March 31, 2003. If the Company is able to realize taxable income in the future, the valuation allowance will be reduced.


Results of Operations - Three Months ended March 31, 2003 versus Three Months ended March 31, 2002.

         Contract Revenue. Total contract revenue for the quarter ended March 31, 2003 totaled $9.3 million, which was 17.8% lower than the $11.3 million total revenue for the quarter ended March 31, 2002.

         The Process business unit's revenue was $4.3 million for the first quarter 2003 compared with $6.7 million in the same period of 2002, a 35.4% decrease. The decrease in Process' revenue is mainly attributable to a reduction in orders received from Westinghouse Savannah River Corporation. In the first quarter 2003, revenue generated from work performed for Westinghouse Savannah River Corporation totaled 29.4% of total Process revenue, versus 49.3% in 4the first quarter 2002.

          The Power business unit revenue increased 7.9% in the three months ended March 31, 2003 as compared to the same period in the prior year, from $4.6 million to $4.9 million. The increase is mainly attributable to the start-up of two large international training simulator projects in the first quarter, 2003.

         Gross Profit. Gross profit totaled $2.4 million (25.5% of revenue) for the quarter ended March 31, 2003, as compared with $3.5 million (30.9% of revenue) for the quarter ended March 31, 2002. The decrease in gross profit is mainly attributable to increases in operations overhead and capitalized software development amortization.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $2.6 million in the quarter ended March 31, 2003, which was essentially unchanged from the same period in 2002, including the net research and product development expenditures ("R&D"), as discussed below.

         Gross R&D totaled $643,000 in the first quarter of 2003, as compared with $626,000 in the same period of 2002. Capitalized software development costs totaled $408,000 and $523,000 for the first quarter of 2003 and 2002, respectively. Accordingly, net R&D expensed and included in SG&A was $235,000 and $102,000 for the first quarter of 2003 and 2002, respectively. The Company's R&D expenditures in the first quarter 2003 were related to:

      * Enhancements for the D/3 system including improved diagnostics, enhanced display features, improved PCM redundancy and an Ethernet interface for I/O.

      * The completion of JADE 1.0 (Java Applications & Development Environment), a Java-based application that provides a window into the simulation instructor station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run simulation scenarios from anywhere they have access to the web.

      * Additional enhancements to JADE that will be released in version 2.0, including implementing XML in JADE for pagination, adding wireless PDA for JStation applications, and adding a two phase object oriented flow network.

         Depreciation and Amortization. Depreciation expense totaled $147,000 and $140,000 during the quarters ended March 31, 2003 and 2002, respectively.

         Operating Income (Loss). The Company had operating loss of $394,000 (3.9% of revenue) in the first quarter 2003, as compared with operating income of $725,000 (6.4% of revenue) for the same period in 2002. The decrease was due to the factors outlined above.

         Interest Expense, Net. Net interest expense increased 12.5% from $72,000 in the quarter ended March 31, 2002 to $81,000 for the same quarter in 2003.

          Other Income (Expense), Net. For the three months ended March 31, 2003, other income (expense) mainly reflects the Company's proportionate share of income of the Company's investment in RedStorm Scientific, Inc. In the same period of 2002, other income (expense) mainly reflects recognized foreign currency transaction gains.

         Provision for Income Taxes. The Company's effective tax rate was 7.7% and 38.3% for the three months ended March 31, 2003 and March 31, 2002. The 7.7% effective tax rate is an average rate that consists of a zero effective tax rate for the Company's US and China operations and a 13.1% effective tax rate for its Swedish operations. The decrease in the effective tax rate is attributable to the Company recording no federal or state benefit for net operating losses generated by its US and China operations as of March 31, 2003.

Liquidity and Capital Resources

         As of March 31, 2003, the Company's cash and cash equivalents totaled $209,000, compared to $1,617,000 at December 31, 2002.

         Cash provided by (used in) operating activities. Net cash provided by operating activities was $805,000 for the quarter ended March 31, 2003. The only significant change in the Company's assets and liabilities in 2003 was a decrease in contract receivables of $864,000 due to the collection of a significant receivable from one customer.
         Net cash used in operating activities was ($901,000) for the quarter ended March 31, 2002. Significant changes in the Company's assets and liabilities in 2002 included:


    * an increase in contract receivables of $570,000 largely related to the Westinghouse Savannah River Corp. projects, and

    * $962,000 reduction in billings in excess of revenues earned. The Company had received orders from two Process customers in the third quarter 2001 that allowed GSE to invoice the customer in full prior to the work being completed. The reduction in billings in excess reflects the completion of a portion of these two contracts in the first quarter 2002.

         Cash used in investing activities. Net cash used in investing activities was $427,000 in the first quarter 2003, including $408,000 of capitalized software development costs and $19,000 for capital expenditures.

         In the first quarter 2002, net cash used in investing activities was $866,000, consisting of $523,000 of capitalized software development costs and $343,000 for capital expenditures.

         Cash provided by (used in) financing activities. During the quarter ended March 31, 2003, the Company used $1.8 million net cash in financing activities. The Company decreased its borrowings under its bank line of credit by $1.8 million to a total of $3.7 million. In addition, the Company issued a $15,000 bid bond that was cash collateralized. Bid bonds are issued by the Company in the ordinary course of business through banks as required by certain contracts and proposal requirements.

          In the first quarter of 2002, the Company generated $997,000 net cash through financing activities. The Company received $1.3 million from its escrow agent in January 2002 from a fixed-price rights offering which was completed on December 21, 2001 and received $262,000 from the exercise of employee stock options. The Company decreased its borrowings under its bank line of credit by $68,000 to a total of $4.9 million, and decreased its borrowings from ManTech International Corporation by $250,000 to a total of $750,000. In addition, the Company issued a $150,000 bid bond that was cash collateralized.

Credit Facilities

         The Company has a $6.5 million bank line of credit with a bank which matures on March 31, 2004. The credit facility provides for borrowings up to a total $6.5 million to support working capital needs and foreign letters of credit. At March 31, 2003, the Company's available borrowing base was $4.2 million, of which approximately $3.7 million had been utilized. The credit facility expires on March 31, 2004. The lender has requested that the Company find a new lender.

         The maximum commitment under the credit facility will be reduced to $5.5 million on October 1, 2003 and to $5.0 million on January 1, 2004. The agreement prohibits the payment of all dividends, including dividends due to ManTech on its outstanding preferred stock. GP Strategies has provided $1.8 million limited guarantee of the Company's bank facility through March 31, 2004. In consideration for the extension of the guarantee, the Company will issue 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common stock on March 21, 2003.

         The credit facility requires the Company to comply with certain financial ratios. At March 31, 2003, the Company was not in compliance with its financial ratio covenants. The Company has received a written waiver from the bank for noncompliance and amendments to the required financial ratio covenants for 2003. As of March 31, 2003, the Company has classified the borrowings under the line of credit as current. See Note 6, "Long-term Debt", in the Notes to Consolidated Financial Statements" for additional details about this line of credit.

         On June 25, 2001, the Company issued an unsecured promissory note to ManTech that allowed the Company to borrow up to $1.0 million at an interest rate of prime plus one percent. The note is subordinated to the Company's credit facility. In January 2002, the Company repaid ManTech $250,000 of the note from the proceeds of a fixed-price rights offering that was completed in December 2001 and an additional $100,000 subsequent to January 2002.

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

         The Company is also subject to market risk related to the interest rates on its existing line of credit. As of March 31, 2003, such interest rates are based on the bank's prime rate plus 100 basis-points.

         As of March 31, 2003, $4.3 million of the Company's debt was subject to variable interest rates. A 100 basis-point change in such rates during the quarter ended March 31, 2003 would have changed the Company's interest expense by approximately $12,000.

Item 4.  Controls and Procedures

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

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                 For the Quarters ended March 31, 2003 and 2002


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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              99.1 Certification Pursuant to Section 906 of Sarbanes-Oxley
                   Act of 2002
              99.2 Certification Pursuant to Section 906 of Sarbanes-Oxley
                   Act of 2002

         (b) Reports on Form 8-K

              Form 8-K was filed by the Registrant with the Securities and Exchange Commission on March 10, 2003 regarding the net loss for the quarter ending December 31, 2002 and for the year ended December 31, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2003                                   GSE SYSTEMS, INC.



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

                               Date: May 15, 2003

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


                               Date: May 15, 2003

                              /S/ JEFFERY G. HOUGH
                                Jeffery G. Hough
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)