Form 10-Q
period 2003-06-30
GSE SYSTEMS INC
filed 2003-08-14
CIK 944480

Conformed

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2003.

 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from____________to________.


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

As of August 1, 2003, there were 6,019,138 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                           PAGE
PART I. FINANCIAL INFORMATION                                                3


  Item 1. Financial Statements:
    Consolidated Balance Sheets as of June 30, 2003
      and December 31, 2002                                                  3
    Consolidated  Statements of Operations for the
      Three and Six Months Ended June 30, 2003 and June 30, 2002             4
    Consolidated  Statements of Comprehensive  Income (Loss)
      for the Three and Six Months Ended June 30, 2003 and June 30, 2002 5 Consolidated Statements of Cash Flows for the Three and Six Months
      Ended June 30, 2003 and June 30, 2002                                  6
    Notes to Consolidated Financial Statements                               7

  Item 2.  Management's  Discussion and Analysis of
    Results of Operations and Financial  Condition                           15
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        23
  Item 4.  Controls and Procedures                                           23

PART II. OTHER INFORMATION                                                   24


  Item 1.  Legal Proceedings                                                 24
  Item 2.  Changes in Securities and Use of Proceeds                         24
  Item 3.  Defaults Upon Senior Securities                                   24
  Item 4.  Submission of Matters to a Vote of Security Holders               24
  Item 5.  Other Information                                                 24
  Item 6.  Exhibits and Reports on Form 8-K                                  24


                     SIGNATURES                                              26


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                      (in thousands, except share data)
                                                                         Unaudited
                                                                      June 30, 2003            December 31,2002

                                                 ASSETS

Current assets:

     Cash and cash equivalents                                                   $ 584                 $ 1,617
     Restricted cash                                                               439                     608
     Contract receivables                                                       10,263                  10,761
     Inventories                                                                 1,646                   1,560
     Prepaid expenses and other current assets                                   2,774                   2,656
                                                                               ________                ________
        Total current assets                                                    15,706                  17,202

Property and equipment, net                                                      1,467                   1,697
Software development costs, net                                                  3,968                   4,401
Goodwill, net                                                                    2,901                   2,901
Restricted cash                                                                   -                        139
Other assets                                                                     1,619                   2,554
                                                                               ________                ________
        Total assets                                                          $ 25,661                $ 28,894
                                                                             ===========             ===========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                         $ 7,108                 $ 1,905
     Accounts payable                                                            2,971                   2,521
     Accrued expenses                                                            1,450                   1,727
     Accrued compensation and payroll taxes                                      1,301                   1,401
     Billings in excess of revenue earned                                        2,756                   3,059
     Accrued warranty reserves                                                     459                     491
     Other current liabilities                                                      61                      62
                                                                               ________                 ________
        Total current liabilities                                               16,106                  11,166

Long-term debt                                                                   1,749                   8,033
Billings in excess of revenue earned                                               771                     998
Accrued warranty reserves                                                          416                     586
                                                                               _________                ________
        Total liabilities                                                       19,042                  20,783
                                                                               _________                ________
Commitments and contingencies

Stockholders' equity:
     Series A Convertible preferred stock $.01 par value, 2,000,000 shares
        authorized, shares issued and outstanding 39,000 in 2003 and in 2002        -                       -
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued
        and outstanding 6,019,138 in 2003 and 5,869,138 in 2002                     60                      59
     Additional paid-in capital                                                 28,019                  27,841
     Retained earnings (deficit) - at formation                                 (5,112)                 (5,112)
     Retained earnings (deficit) - since formation                             (15,256)                (13,490)
     Accumulated other comprehensive loss                                       (1,092)                 (1,187)
                                                                               ________                 _________
        Total stockholders' equity                                               6,619                   8,111
                                                                               ________                 _________
        Total liabilities and stockholders' equity                            $ 25,661                $ 28,894
                                                                           ============               ===========


The accompanying notes are an integral part of these consolidated financial statements.


         GSE SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
       (in thousands, except per share data)
                    (Unaudited)
                                                            Three months ended              Six months ended
                                                              ended June 30,                ended June 30,
                                                            ____________________            ____________________
                                                              2003          2002            2003           2002
                                                            _______       _______          _______     _________

Contract revenue                                            $ 9,772        $ 12,131        $ 19,035       $ 23,405

Cost of revenue                                               7,493           8,382          14,398         16,173
                                                            _______        ________        ________        ________
Gross profit                                                  2,279           3,749           4,637          7,232
Operating expenses

     Selling, general and administrative                      3,022           3,427           5,617          6,045
     Depreciation and amortization                              152             102             309            242
                                                            _______        ________         _______        ________
Total operating expenses                                      3,174           3,529           5,926          6,287
                                                            _______        ________         _______        ________

Operating income (loss)                                        (895)            220          (1,289)           945

Interest expense, net                                           (88)            (63)           (169)          (135)
Other income (expense), net                                    (164)             43            (170)            90
                                                            _______        ________         _______        ________


Income (loss) before income taxes                            (1,147)            200          (1,628)           900
Provision (benefit) for income taxes                            (15)             77              22            345
                                                            _______        _________         ________      ________
Net income (loss)                                            (1,132)            123          (1,650)           555

Preferred stock dividends                                       (58)            (58)           (116)          (116)
                                                            _______        ________          _______       ________
Net income (loss) attributed to

     common shareholders                                   $ (1,190)           $ 65        $ (1,766)         $ 439
                                                        ===========        =========       =========      =========
Basic earnings (loss) per common share                      $ (0.20)         $ 0.01         $ (0.30)        $ 0.07
                                                         ===========       =========       ==========     =========
Diluted earnings (loss) per common share                    $ (0.20)         $ 0.01         $ (0.30)        $ 0.07
                                                         ===========       ==========      ===========    ==========
      The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)

                                                    Three months                      Six months
                                                    ended June 30,                  ended June 30,
                                                 _________________                 __________________
                                                 2003         2002                   2003         2002
                                                 _______    _______                ________    ________
Net income (loss)                               $(1,132)     $ 123                $ (1,650)     $ 555

Foreign currency translation adjustment              92        120                      95         93
                                                 _______    _______                ________    ________
Comprehensive income (loss)                     $(1,040)     $ 243                $ (1,555)     $ 648
                                                ========    ========               =========   =========



                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)
                                                                                  Six months
                                                                                ended June 30,
                                                                                2003       2002
Cash flows from operating activities:
Net income (loss)                                                              $(1,650)   $ 555

Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization                                               1,493    1,146
     Write down of investment in Avantium International B.V.                       115      -
     Changes in assets and liabilities:
         Contract receivables                                                      498     (944)
         Inventories, prepaid expenses and other assets                           (302)     268
         Accounts payable, accrued compensation and accrued expenses               180     (698)
         Billings in excess of revenues earned                                    (531)  (1,380)
         Accrued warranty reserves                                                (203)     17
         Other liabilities                                                         (15)     351
                                                                                 ______   ______
Net cash used in operating activities                                             (415)    (685)
                                                                                 ______   ______
Cash flows from investing activities:
     Capital expenditures                                                          (95)    (406)
     Capitalized software development costs                                       (751)  (1,525)
                                                                                 ______   ______
Net cash used in investing activities                                             (846)  (1,931)
                                                                                 ______   ______

Cash flows from financing activities:
     Repayment of note payable to related party                                     -      (300)
     Releases (restrictions) of cash as collateral under line of credit            308     (150)
     Decrease in borrowings under line of credit                                  (368)  (1,884)
     Proceeds from assignments of sales-type leases                                 -     2,589
     Proceeds from issuance of common stock, net of costs                           -     1,583
     Other financing activities, net                                               245     (227)
                                                                                 _______  ______
Net cash provided by financing activities                                          185    1,611
                                                                                 _______  ______
Effect of exchange rate changes on cash                                             43        6
                                                                                 _______  ______
Net decrease in cash and cash equivalents                                       (1,033)    (999)
Cash and cash equivalents at beginning of year                                   1,617    2,040
                                                                                 _______  ______
Cash and cash equivalents at end of period                                       $ 584   $1,041
                                                                                 =======  ======




                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Three Months ended June 30, 2003 and 2002
                                   (Unaudited)


1.  Basis of Presentation and Revenue Recognition

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

               Contract receivables unbilled of $5.2 million and $4.0 million as of June 30, 2003 and December 31, 2002, respectively, are typically billed within thirty days.

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

(in thousands, except for per share amounts)          Three months                      Six months
                                                      ended June 30,                    ended June 30,
                                                   ___________________              _____________________
                                                     2003        2002                  2003        2002
                                                   ________    _______              __________    ________
Numerator:
     Net income (loss)                              $(1,132)   $   123                $(1,650)    $  555
     Preferred stock dividends                          (58)       (58)                  (116)      (116)
                                                   ________    ________             _________      _______
     Net income (loss) attributed to
        common stockholders                         $(1,190)   $    65                $(1,766)    $  439
                                                     =======    =======               =======      =======

Denominator:
     Weighted-average shares outstanding for basic
        earnings per share                        6,019,138  5,869,138              5,951,182  5,857,030
     Effect of dilutive securities:
        Employee stock options, warrants and
        options outside the plan                       -       416,303                  -        402,635
                                                   ________  __________             _________   __________
     Adjusted weighted-average shares outstanding
        and assumed conversions for diluted
        earnings per share                        6,019,138  6,285,441              5,951,182  6,259,665
                                                  =========  ==========             =========  ==========


     Shares related to dilutive securities
        excluded because inclusion would be
        anti-dilutive:                            3,538,956  2,290,100              3,538,956  2,290,100
                                                  =========  =========              =========   =========
        Basic                                       $ (0.20)    $ 0.01                $ (0.30)    $ 0.07
        Diluted                                     $ (0.20)    $ 0.01                $ (0.30)    $ 0.07




               The difference between the basic and diluted number of weighted average shares outstanding for the three and six months ended June 30, 2002 represents dilutive stock options, warrants and convertible preferred stock to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The net income (loss) for the three and six months ended June 30, 2003 and 2002 were decreased by preferred stock dividends of $58,000 and $116,000, respectively, in calculating the per share amounts. Conversion of the stock options, warrants and preferred stock was not assumed for the three and six months ended June 30, 2003 because the impact was anti-dilutive.

3.  Inventories

               Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventories consist of the following:

                   (in thousands)                          June 30,      December 31,
                                                             2003            2002
                                                         -------------  ---------------
                   Raw materials                              $ 1,311          $ 1,203
                   Service parts                                  335              357
                                                         -------------  ---------------
                                Total inventories             $ 1,646          $ 1,560
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

               Software development costs capitalized were $343,000 and $1.0 million for the three months ended June 30, 2003 and 2002, respectively. Total amortization expense was $610,000 and $455,000 for the quarters ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, software development costs capitalized were $751,000 and $1.5 million, respectively. Total amortization expense was $1.2 million and $904,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease from the prior year reflects the completion of the D/3 version 11.0 and D/3 Compact development projects; these new products were released in the third quarter 2002.



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

               If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123, net income
          (loss) would have been as follows:

(in thousands, except per share data)                             Three months                       Six months
                                                                  ended June 30,                    ended June 30,
                                                             _______________________         _______________________
                                                               2003           2002            2003           2002
                                                             ________      _________         ________       _________
Net income (loss) attributed to
     common stockholders, as reported                        $ (1,190)       $  65        $ (1,766)         $ 439
Add stock-based employee compensation expense
     included in reported net income (loss), net of tax           -             -              -               -
Deduct total stock-based employee compensation
     expense determined under fair-value-method
     for all awards, net of tax                                   (67)        (106)           (133)          (211)
                                                             ________      _________         ________       _________
     Pro forma net income (loss)                             $ (1,257)       $ (41)       $ (1,899)         $ 228
                                                            ==========     ==========       ==========      =========
Net income (loss) per share, as reported:
Basic                                                         $ (0.20)      $ 0.01         $ (0.30)        $ 0.07
Diluted                                                       $ (0.20)      $ 0.01         $ (0.30)        $ 0.07

Net income (loss) per share, as adjusted:

Basic                                                         $ (0.21)     $ (0.01)        $ (0.32)        $ 0.04
Diluted                                                       $ (0.21)      $ 0.00         $ (0.32)        $ 0.05



     No employee stock options were issued in the first six months of 2003 or 2002.

6.  Long-term Debt

            The Company's long-term debt consists of the following notes payable and other financing arrangements:

(in thousands)                                                June 30,     December 31,
                                                                2003            2002
                                                            -------------  ---------------
Line of credit with bank                                         $ 5,063          $ 5,431
Obligations under financing leases                                 2,828            3,784
Notes payable to related parties                                     908              650
Notes payable, other                                                  58               73
                                                            -------------  ---------------
       Total notes payable and financing arrangements              8,857            9,938
Less amounts payable within one year                               7,108            1,905
                                                            -------------  ---------------
       Long-term portion                                         $ 1,749          $ 8,033
                                                            =============  ===============



              Line of Credit

               The Company has a $6.5 million bank line of credit under which the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., are jointly and severally liable as co-borrowers. The credit facility provides for borrowings to support working capital needs and foreign letters of credit ($2.0 million sub limit). The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable, 50% of eligible unbilled receivables and 40% of eligible inventory (up to a maximum of $1.2 million). The interest rate on this line of credit is based on the bank's prime rate plus 1.00% (5.25% as of June 30, 2003), with interest only payments due monthly. At June 30, 2003, the Company's available borrowing base was approximately $5.6 million, of which approximately $5.1 million had been utilized. The credit facility expires on March 31, 2004. The lender has requested that the Company find a new lender.

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

               The credit facility requires the Company to comply with certain financial ratios. At June 30, 2003, the Company was not in compliance with its financial ratio covenants. The Company expects to receive a written waiver from the bank for noncompliance.

               Because the credit facility expires on March 31, 2004, the Company has classified the borrowings under the line of credit as current as of June 30, 2003. The lender has requested that the Company find a new lender by March 31, 2004.

             Notes Payable to Related Parties

               On June 25, 2001, the Company issued an unsecured promissory note to ManTech for $1.0 million at an interest rate of prime plus one percent. The Company used the loan proceeds for working capital purposes. The note is subordinated to the Company's credit facility. During 2002, the Company repaid ManTech $350,000; as of June 30, 2003, there is $650,000 outstanding on the note.

               In December 1997, the Company acquired 100% of the outstanding common stock of J.L.Ryan, Inc. for an initial purchase price of $1.0 million and contingent consideration based on the performance of the business from 1998 to 2002. In April, 2003, the Company issued four promissory notes to the former shareholders of J. L. Ryan (all of whom are current GSE employees) totaling approximately $515,000 for the 2002 contingent consideration. The notes are payable in six monthly installments and have an interest rate of prime plus two percent. In the first quarter 2003, the Company paid $257,000; as of June 30, 2003 there is $258,000 outstanding on the notes.

             Notes Payable Other

               The Company has an additional unsecured promissory note to a former employee for $58,000 which expires April 14, 2005.

             Obligations under financing leases

               As of June 30, 2003, the Company has seven separate contracts with a customer for the lease of certain hardware and software under 36-month leases. The Company has accounted for the leases as sales-type leases. The Company assigned the payments due under the sales-type leases to a third-party financing company; for the year ended December 31, 2002, the Company received approximately $2.2 million of proceeds. Since the Company remains contingently liable for amounts due to the third-party financing company, the remaining investment in and obligation under the financing leases are reflected in the Company's balance sheets as follows:

(in thousands)                                                  June 30,          December 31,
                                                                  2003                2002
                                                            ------------------  -----------------
Net investment in sales-type leases:
       Prepaid expense and other assets                               $ 1,755            $ 1,875
       Other assets                                                     1,073              1,909
                                                            ------------------  -----------------
            Total net investment                                      $ 2,828            $ 3,784
                                                            ==================  =================

Obligation under financing leases:
       Current portion of long-term debts                             $ 1,755            $ 1,875
       Long-term debts                                                  1,073              1,909
                                                            ------------------  -----------------
            Total obligations                                         $ 2,828            $ 3,784
                                                            ==================  =================





7.           Series A Convertible Preferred Stock

               The Series A convertible preferred stock has no voting rights and bears dividends at the rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and compounded interest will accrue on any unpaid dividends. As of June 30, 2003 and December 31, 2002 the Company had accrued dividends payable of $292,000 and $176,000, respectively. ManTech at its discretion has the right to convert each share of Series A convertible preferred stock into GSE common stock, but if not converted prior to December 2004, the Series A convertible stock automatically converts into GSE common stock at that time.

8.           Letters of Credit

               As of March 31, 2003, the Company was contingently liable for five letters of credit totaling $439,000. All of these letters of credit represent payment bonds on contracts and have been cash collateralized and are classified as restricted cash in the consolidated balance sheet.


9.       Income Taxes

               The Company's effective tax rate was 1.4% and 38.3% for the six months ended June 30, 2003 and June 30, 2002, respectively. The 1.4% effective tax rate is an average rate that consists of a zero effective tax rate for the Company's US and China operations and a 10.4% effective tax rate for its Swedish operations. The decrease in the effective tax rate is attributable to the Company recording no federal or state income tax benefit for net operating losses generated by its US and China operations for the six months ended June 30, 2003.

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

               The table below presents information about the reportable segments:


(in thousands)                       Three months ended June 30, 2003             Six months ended June 30, 2003
                                    ____________________________________         _____________________________________
                                   Process       Power       Consolidated      Process        Power      Consolidated
                                  _________     _________   _____________     _________      _________   ______________
Contract revenue                     $ 4,279      $ 5,493          $ 9,772       $ 8,610      $ 10,425       $ 19,035
                                 ============   ===========  ============     ============   ===========  ============
Business unit contribution            $ (317)       $ 289            $ (28)       $ (321)        $ 679          $ 358
                                 ============   ===========  =============    ===========    ===========  =============

                                     Three months ended June 30, 2002             Six months ended June 30, 2002

                                   Process       Power       Consolidated      Process        Power      Consolidated
                                  _________      ________    ____________      ________       ________   ____________
Contract revenue                     $ 6,916      $ 5,215         $ 12,131      $ 13,617       $ 9,788       $ 23,405
                                 ============   ===========  ============      ============   =========== ============
Business unit contribution           $ 1,125         $ 40          $ 1,165       $ 2,777         $ (80)       $ 2,697
                                 ============   ===========  ============      ============   ===========  ============


               A reconciliation of segment business unit contribution to consolidated income before taxes is as follows:


(in thousands)                                         Three months                   Six months
                                                      ended June 30,                 ended June 30,
                                                     _____________________         ___________________
                                                      2003           2002            2003         2002
                                                     ________     ________         ________    _______

Segment business unit contribution                   $ (28)        $ 1,165          $ 358     $ 2,697

Corporate expenses                                  (1,031)           (902)        (1,817)     (1,662)

Interest expense, net                                  (88)            (63)          (169)       (135)
                                                     ________     ________         ________    ________
       Income (loss) before income taxes          $ (1,147)          $ 200       $ (1,628)      $ 900
                                                   ===========    =========        =========    =======



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

13. Guaranties

               Except for warranties provided to customers in the normal course of business and letters of credit issued to customers to insure the Company's performance on certain uncompleted contracts, the Company has no guarantees as defined in FIN 45.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
            For the Three and Six Months ended June 30, 2003 and 2002

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

               The Company has a $6.5 million credit facility with a bank which matures on March 31, 2004. The Company was informed by its bank in the first quarter 2003 that the Company should search for a new financial institution to provide for its future financing requirements. The maximum commitment under the credit facility reduces to $5.5 million on October 1, 2003 and to $5.0 million on January 1, 2004. Based upon the Company's current forecasts of its cash flow in 2003, management believes the reductions in the maximum commitment will not have an impact on the Company's operations or liquidity. The Company has begun the process of identifying a new lender.

               In order to help improve the Company's liquidity and operating results, management has undertaken actions to reduce its operating expenses, including the sublease of 29,000 square feet of its 34,000 square foot Baltimore, Maryland facility effective May 1, 2003. During the second quarter of 2003, the Company recorded charges of approximately $313,000 related to the estimated loss on the sublease, the broker's commission, moving expenses and severance costs.

               The Company's 2003 profitability and liquidity projections reflect several large full-scope simulator contracts in its Power business unit which were awarded to the Company in the first six months of 2003. The Company's contract backlog has increased $9.4 million from $29.9 million to $39.3 million as of December 31, 2002 and June 30, 2003, respectively.


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

     *  Power Simulation Business.


               The Company's Power Simulation Business Unit ("Power") has positioned itself to take advantage of emerging trends in the power industry. The operating licenses for numerous US nuclear power plants will expire over the next several years. The majority of these nuclear power plants are in some stage of license renewal. Sixteen plants have already completed the renewal license application, fourteen of which are currently under NRC review, and twenty-seven have plans to file for license extensions over the next three years. Many plants are also planning significant upgrades to the physical equipment and control room technology in conjunction with the license extensions. Both will result in the need to modify or replace the existing plant control room simulators. The Company, having the largest installed base of existing simulators, is well positioned to capture the majority of this business and received several upgrade contracts in the second quarter 2003 as a result of this trend.


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

               Driven by the market's need for additional security of chemical plant process control systems, the Company began development of its GAARDS Validation and Authentication Server. This product will provide an added layer of security to process control systems, verifying operator identification through biometrics, and allowing customer selected verification during key process functions. If desired, a customer can require concurrence of the shift supervisor before an operator makes a critical change to a process step, or batch recipe. The server not only adds new security features, but enables the Company to meet many of the verification and auditing requirements of the Food and Drug Administrations requirements on electronic records and electronic signatures. The GAARDS Validation and Authentication Server will allow plants to also validate training and fitness for duty checks, and tie access to the control room and controls systems together. Remote access to control systems will become much more secure through both biometric validation and built in "concurrence" from on-site plant personnel. The Company sees a market for this type of product in Chemical, Pharmaceutical and Food and Beverage industries, as well as for use in energy market DCS and SCADA applications.

     *  Process Control Business

               To expand within its traditional customer base and gain new customers, Process embarked upon a program in 2002 to develop a lower-cost, next generation process controller using the latest microprocessor technology. This new controller was part of the third quarter 2002 D/3 product release that also included enhanced alarming and improved security features. This new version of the D/3 product allows the Company to bridge the cost gap between programmable logic controllers (PLCs) and the distributed control systems while providing the increased performance of a full-function distributed control system. This more cost effective solution will enable existing customers to apply automation to areas of their plants that could not previously afford the benefits of a full-function distributed control system. In the second quarter 2003, the Company continued to expand its Distribution Channel Partnership program by adding an additional System Integrator. Thus the Company has partnered with six Manufacturer's Representative organizations and four Systems Integrator companies. In addition, the Company entered into agreements with strategic third party software providers to provide more complete, integrated solutions for its customers. The new software partners provide capabilities in neural network solutions as well as multi-variable advanced process control.

               The Company entered into a sublease agreement with Alpharma USPD Inc. to sublease 29,000 square feet of its Baltimore, MD facility for a five-year period commencing on May 1, 2003. The subtenant may terminate the lease at the end of the second or third year of the agreement provided a six month notice is given. The Company moved most of the Process personnel that were using this facility to its Columbia, Maryland facility in April 2003.

Results of Operations

         The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)                           Three months ended June 30,              Six months ended June 30,
                                    ______________________________________     ________________________-_____________
                                       2003       %         2002       %         2003       %       2002        %
                                    ________  ________    ________  ________   ________  _______  ________  _________
Contract revenue                     $ 9,772   100.0 %     $12,131  100.0 %     19,035   100.0 %  $23,405    100.0 %
Cost of revenue                        7,493    76.7 %       8,382   69.1 %     14,398    75.6 %   16,173     69.1 %
                                    ________  ________    ________  ________   ________  _______  ________  _________
Gross profit                           2,279    23.3 %       3,749   30.9 %      4,637    24.4 %    7,232     30.9 %
                                    ________  ________    ________  ________   ________  _______  ________  _________
Operating expenses:

     Selling, general and
           administrative              3,022    30.9 %       3,427   28.2 %      5,617    29.6 %    6,045     25.8 %
     Depreciation and amortization       152     1.6 %         102    0.9 %        309     1.6 %      242      1.1 %
                                    ________  ________    ________  ________   ________  _______  ________  _________
Total operating expenses               3,174    32.5 %       3,529   29.1 %      5,926    31.2 %    6,287     26.9 %
                                    ________  ________    ________  ________   ________  _______  ________  _________
Operating income (loss)                 (895)   (9.2)%         220    1.8 %     (1,289)   (6.8)%      945      4.0 %

Interest expense, net                    (88)   (0.9)%         (63)  (0.5)%       (169)   (0.9)%     (135)    (0.6)%
Other income (expense), net             (163)   (1.7)%          43    0.3 %       (170)   (0.9)%       90      0.4 %
                                    ________  ________    ________  ________   ________  _______  ________  _________
Income (loss) before income taxes     (1,147)  (11.8)%         200    1.6 %     (1,628)   (8.6)%      900      3.8 %

Provision (Benefit)for income taxes      (15)   (0.2)%          77    0.6 %         22     0.1 %      345      1.5 %
                                    ________  ________    ________  ________  _________  _______  _________ _________
Net income (loss)                    $(1,132)  (11.6)%       $ 123    1.0 %    $(1,628)    (8.7)%   $ 555      2.3 %
                                    ========= =========   ======== =========  =========  ======== ========= ==========


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


     Capitalization of Computer Software Development costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At June 30, 2003, the Company has net capitalized software development costs of $4.0 million. On an annual basis, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the unamortized software development costs to net realizable value. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's balance sheet.


     Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 "Accounting for Income Taxes" management makes an annual assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its realizable value. At June 30, 2003, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $15.1 million which can be utilized over the next twenty years. The recovery of the remaining net deferred tax asset could not be substantiated by currently available objective evidence, and, accordingly, the Company has established a full valuation allowance for the balance of its deferred tax asset of $7.7 million at June 30, 2003. If the Company is able to realize taxable income in the future, the valuation allowance will be reduced.


Results of Operations

     Contract Revenue. Total contract revenue for the three and six months ended June 30, 2003 totaled $9.8 million and $19.0 million, respectively, as compared with total contract revenue of $12.1 million and $23.4 million for the three and six months ended June 30, 2002, respectively.

     The Process business unit's revenue decreased 38.1% for the three months ended June 30, 2003 as compared to the same period in the prior year, from $6.9 million to $4.3 million. Likewise, revenue for the six months ended June 30, 2003 fell to $8.6 million from $13.6 million for the same period in the prior year, a 36.8% decrease. The decrease in Process' revenue is mainly attributable to a reduction in orders received from Westinghouse Savannah River Company. Revenue generated from work performed for Westinghouse Savannah River Company totaled 28% of total Process revenue in the second quarter 2003 versus 59% in the second quarter 2002, and 29% of total Process revenue for the six months ended June 30, 2003 versus 54% in the same period 2002.

     The Power business unit's revenue increased 5.3% in the three months ended June 30, 2003 as compared to the same period in the prior year, from $5.2 million to $5.5 million. Revenue for the six months ended June 30, 2003 was $10.4 versus $9.8 in the same period of 2002, a 6.5% increase. The increase is mainly attributable to the start-up of two large international training simulator projects in the first quarter, 2003.

     Gross Profit. Gross profit totaled $2.3 million (23.3% of revenue) for the quarter ended June 30, 2003, as compared with $3.7 million (30.9% of revenue) for the quarter ended June 30, 2002. For the six months ended June 30, 2003 and 2002, gross profit decreased from $7.2 million (30.9% of revenue) to $4.6 million (24.4% of revenue). The decreases in gross profit as a percentage of revenue are mainly attributable to increases in operations overhead and amortization of capitalized software development costs in 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $3.0 million in the quarter ended June 30, 2003, an 11.8% decrease from the $3.4 million for the same period in 2002. SG&A expenses for the six months ended June 30, 2003 decreased 7.1%, from $6.0 million to $5.6 million as compared to the same period in the prior year. The reduction in SG&A expense in 2003 mainly reflects lower Process sales commissions and reduced marketing expenditures, offset in part by costs incurred by the Process business unit in relocating its main headquarters offices. The Company entered into a sublease agreement with Alpharma USPD Inc. to sublease 29,000 square feet of its Baltimore, Maryland facility for a five-year period commencing on May 1, 2003. The subtenant may terminate the lease at the end of the second or third year of the agreement provided a six-month notice is given. The Company moved most of the Process personnel that had been using this office to its Columbia, Maryland facility in April 2003. During the second quarter of 2003, the Company recorded charges of approximately $313,000 related to the estimated loss on the sublease, the broker's commission, and moving expenses.

     Included in SG&A is net research and product development expenditures ("R&D"), as discussed below.

     Gross R&D totaled $630,000 in the second quarter of 2003, as compared with $1.4 million in the same period of 2002. Capitalized software development costs totaled $343,000 and $1.0 million for the second quarter of 2003 and 2002, respectively. Accordingly, net R&D expensed and included in SG&A was $287,000 and $371,000 for the second quarter of 2003 and 2002, respectively.

     Gross R&D spending for the six months ended June 30, 2003 and 2002 totaled $1.3 million and $2.0 million, respectively. Capitalized software development costs totaled $751,000 in the first half of 2003 versus $1.5 million in the same period of 2002; and net R&D expensed and included in SG&A was $522,000 in the first six months of 2003 versus $452,000 in 2002.

         The decrease in gross R&D spending in 2003 as compared to the prior year is mainly due to the completion of Version 11.0 of the Company's D/3 Distributed Control System which was released for sale in the third quarter 2002. The Company enhanced the capabilities of the D/3 through significant investment in a lower-cost next generation process controller using the latest microprocessor technology.

          The Company's R&D expenditures in the first half of 2003 were related to:

* Enhancements for the D/3 system including improved diagnostics, enhanced display features, improved PCM redundancy and an Ethernet interface for I/O.

* The completion of JADE 1.0 (Java Applications & Development Environment), a Java-based application that provides a window into the simulation instructor station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run simulation scenarios from anywhere they have access to the web. JADE version 1.0 was released for sale on March 31, 2003.

* Additional enhancements to JADE that will be released in version 2.0, including implementing XML file structure in JADE for pagination, adding wireless PDA for JStation applications, multi-language support, and adding a two phase object oriented flow network. JADE version 2.0 is expected to be released at the end of 2003.

* The development of the GAARDS Validation and Authentication Server. This product will provide an added layer of security to process control systems, verifying operator identification through biometrics, and allowing customer-selected verification during key process functions.

     Depreciation and Amortization. Depreciation expense totaled $152,000 and $102,000 during the quarters ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002 depreciation expense totaled $309,000 and $242,000, respectively.

     Operating Income (Loss). The Company had operating loss of $895,000 (9.2% of revenue) in the second quarter 2003, as compared with operating income of $220,000 (1.8% of revenue) for the same period in 2002. For the six months ended June 30, 2003 and 2002, the Company had an operating loss of $1.3 million (6.8% of revenue) and operating income of $945,000 (4.0% of revenue), respectively. The decrease in operating results for both periods was due to the factors outlined above.

     Interest Expense, Net. Net interest expense increased 39.7% from $63,000 in the quarter ended June 30, 2002 to $88,000 for the same quarter in 2003. For the six months ended June 30, 2003 and 2002, net interest expense totaled $169,000 and $135,000, respectively. In 2002, the Company had received $23,000 of interest income related to a Federal Income tax refund.

     Other Income (Expense), Net. For the three and six months ended June 30, 2003, the Company incurred a $46,000 loss on the disposal of fixed assets in conjunction with the relocation of Process to the Company's Columbia, Maryland office. In addition, the Company wrote off the remaining balance of its investment in Avantium International B.V. ($115,000) in the second quarter 2003. Per the final term sheet of Avantium's pending private round of financing, GSE's ownership will be diluted to .03%. Accordingly, the Company concluded that this pending transaction was evidence of "an other than temporary decline" in the fair value of its investment in Avantium. For the comparable periods in 2002, other income mainly reflects recognized foreign currency transaction gains and royalty income.

     Provision (Benefit) for Income Taxes. The Company's effective tax rate was 1.4% and 38.3% for the three months ended June 30, 2003 and June 30, 2002, respectively. The 1.4% effective tax rate is an average rate that consists of a zero effective tax rate for the Company's US and China operations and a 10.4% effective tax rate for its Swedish operations. The decrease in the effective tax rate is attributable to the Company recording no federal or state income tax benefit for net operating losses generated by its US and China operations for the six months ended June 30, 2003.

Liquidity and Capital Resources

     As of June 30, 2003, the Company's cash and cash equivalents totaled $584,000, compared to $1,617,000 at December 31, 2002.

     Cash used in operating activities. Net cash used in operating activities was $415,000 for the six months ended June 30, 2003. The most significant change in the Company's assets and liabilities in 2003 was a decrease of $531,000 in billings in excess of revenues earned. The Company received an order for a one-year maintenance contract in December 2002 that allowed GSE to invoice the customer in full at the time of order receipt. The reduction in billings in excess of revenue earned mainly reflects the recognition of revenue associated with this maintenance contract.

         Net cash used in operating activities was $685,000 for the six months ended June 30, 2002. Significant changes in the Company's assets and liabilities in 2002 included:

* an increase in contract receivables of $944,000 largely related to the Westinghouse Savannah River Company projects, and
* a $1.4 million reduction in billings in excess of revenues earned. The Company had received orders from two Process customers in the third quarter 2001 that allowed GSE to invoice the customer in full prior to the work being completed. The reduction in billings in excess of revenues earned mainly reflects the completion of a portion of these two contracts in the first six months of 2002.

     Cash used in investing activities. Net cash used in investing activities was $846,000 in the six months ended June 30, 2003, consisting of $751,000 of capitalized software development costs and $95,000 for capital expenditures.

     In the first six months of 2002, net cash used in investing activities was $1.9 million, consisting of $1.5 million of capitalized software development costs and $406,000 for capital expenditures.

     Cash provided by financing activities. During the six months ended June 30, 2003, the Company generated $185,000 cash from financing activities. The Company decreased its borrowings under its bank line of credit by $368,000 to a total of $5.1 million. In addition, two cash-collateralized standby letters of credit totaling $308,000 issued by the Company prior to 2003 expired and the cash was received.

     During the six months ended June 30, 2002, the Company generated $1.6 million net cash through financing activities. The Company received $1.3 million from its escrow agent in January 2002 from a fixed-price rights offering which was completed on December 31, 2001 and received $262,000 from the exercise of employee stock options. The Company decreased its borrowings under its bank line of credit by $1.9 million to a total of $3.1 million, and decreased its borrowings from ManTech International Corporation by $300,000 to a total of $700,000. The Company entered into two contracts with a customer for the lease of certain hardware and software under 36-month leases and assigned the payments due under these sales-type leases to a third party financing company, receiving proceeds of $2.6 million. In addition, the Company issued a $150,000 bid bond that was cash collateralized. Bid bonds are issued by the Company in the ordinary course of business through banks as required by certain contracts and proposal requirements.

Credit Facilities

     The Company has a $6.5 million bank line of credit with a bank which matures on March 31, 2004. The credit facility provides for borrowings up to a total $6.5 million to support working capital needs and foreign letters of credit. At June 30, 2003, the Company's available borrowing base was $5.6 million, of which approximately $5.1 million had been utilized. The credit facility expires on March 31, 2004. The lender has requested that the Company find a new lender. The Company has initiated the process to locate a new lender.

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

     The credit facility requires the Company to comply with certain financial ratios. At June 30, 2003, the Company was not in compliance with its financial ratio covenants. The Company expects to receive a written waiver from the bank for noncompliance. As of June 30, 2003, the Company has classified the borrowings under the line of credit as current. See Note 6, "Long-term Debt", in the Notes to Consolidated Financial Statements" for additional details about this line of credit.

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

Other

     In June, 2003, the Company received a $6.6 million order from the Mexican utility Comision Federal de Electricidad for a major simulator upgrade to the Laguna Verde nuclear plant near Vera Cruz, Mexico. The contract required that the Company issue an advance payment bond ($1.8 million) and a performance bond ($1.3 million) to CFE. On July 9, 2003, the Company entered into a Collateral Agreement with ManTech International Corporation in which ManTech agreed to issue two letters of credit on the Company's behalf to a Mexican surety company as collateral for the bonds. One letter of credit will be outstanding for at least 30 months or until the advance payment bond is released, whichever is later, and the other letter of credit will be outstanding for at least 42 months or until the performance bond is released, whichever is later. As consideration for ManTech's issuance of the letters of credit, the Company will issue 100,000 warrants at an exercise price of $1.33 per share, the closing price on July 8, 2003 and pay ManTech a fee equal to 7% per annum on the total amount of the then-existing value of the letters of credit, payable on a quarterly basis.

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

     The Company is also subject to market risk related to the interest rates on its existing line of credit. As of June 30, 2003, such interest rates are based on the bank's prime rate plus 100 basis-points.

     As of June 30, 2003, $5.7 million of the Company's debt was subject to variable interest rates. A 100 basis-point change in such rates during the three and six months ended June 30, 2003 would have changed the Company's interest expense by approximately $13,000 and $25,000, respectively.

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

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
            For the Three and Six Months ended June 30, 2003 and 2002


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

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

                                                                                                     Votes
        Proposal                                  For              Against          Abstain         Withheld
      -------------                         ----------------     ------------     ------------    -------------

1)    Election of directors:
           Scott N. Greenberg                     4,537,346           -                -               253,200
           Joseph W. Lewis                        4,537,346           -                -               253,200
           John A. Moore, Jr.                     4,521,632           -                -               268,914

2)    Ratification of KPMG LLP as
      the Company's independent
      auditors for the current fiscal year        4,788,246         2,300              -                  -



Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
        31.1    Certification Pursuant to Section 302 of Sarbanes-Oxley
                Act of 2002
        31.2    Certification Pursuant to Section 302 of Sarbanes-Oxley
                Act of 2002
        32.1    Certification Pursuant to Section 906 of Sarbanes-Oxley
                Act of 2002
        32.2    Certification Pursuant to Section 906 of Sarbanes-Oxley
                Act of 2002

     (b) Reports on Form 8-K

          Form 8-K was filed by the Registrant with the Securities and Exchange Commission on April 10, 2003 regarding the press release issued by the Company announcing the receipt of simulation orders in excess of $4.0 million.

          Form 8-K was filed by the Registrant with the Securities and Exchange Commission on May 15, 2003 regarding the press release issued by the Company announcing the net loss for the quarter ended March 31, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2003                                GSE SYSTEMS, INC.



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