Form 10-Q
period 2003-09-30
GSE SYSTEMS INC
filed 2003-11-14
CIK 944480

Conformed

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2003. or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to
         ________________.



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


        Registrant's telephone number, including area code: (410) 772-3500
                                                             --------------

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

As of November 1, 2003, there were 8,531,053 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                                                                  PAGE
           PART I.   FINANCIAL INFORMATION                                                                         3


           Item 1.   Financial Statements:
                     Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002                    3
                     Consolidated Statements of Operations for the Three and Nine Months Ended September           4
                          30, 2003 and September 30, 2002
                     Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months          5
                          Ended September 30, 2003 and September 30, 2002
                     Consolidated Statements of Cash Flows for the Three and Nine Months Ended September           6
                          30, 2003 and September 30, 2002
                     Notes to Consolidated Financial Statements                                                    7


           Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition         15
           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                    23
           Item 4.   Controls and Procedures                                                                       23
          PART II.   OTHER INFORMATION                                                                             24


           Item 1.   Legal Proceedings                                                                             24
           Item 2.   Changes in Securities and Use of Proceeds                                                     24
           Item 3.   Defaults Upon Senior Securities                                                               24
           Item 4.   Submission of Matters to a Vote of Security Holders                                           24
           Item 5.   Other Information                                                                             24
           Item 6.   Exhibits and Reports on Form 8-K                                                              24


                     SIGNATURES                                                                                    25

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                Unaudited
                                                                                September 30, 2003        December 31, 2002

                                                  ASSETS
Current assets:
     Cash and cash equivalents                                                           $ 2,633                   $ 1,617
     Restricted cash                                                                         462                       608
     Contract receivables                                                                  7,791                    10,761
     Inventories                                                                               -                     1,560
     Prepaid expenses and other current assets                                             1,082                     2,656
                                                                                   ------------                  ----------
         Total current assets                                                             11,968                    17,202


Property and equipment, net                                                                  768                     1,697
Software development costs, net                                                              969                     4,401
Goodwill, net                                                                              1,739                     2,901
Restricted cash                                                                               29                       139
Other assets                                                                                 596                     2,554
                                                                                  --------------                  ---------
         Total assets                                                                   $ 16,069                  $ 28,894
                                                                                  ==============               ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                      $ 33                   $ 1,905
     Accounts payable                                                                      2,411                     2,521
     Accrued expenses                                                                      1,779                     1,727
     Accrued compensation and payroll taxes                                                1,347                     1,401
     Billings in excess of revenue earned                                                  3,115                     3,059
     Accrued warranty reserves                                                               179                       491
     Other current liabilities                                                               109                        62
                                                                                  --------------                  ---------
         Total current liabilities                                                         8,973                    11,166

Long-term debt                                                                               667                     8,033
Billings in excess of revenue earned                                                           -                       998
Accrued warranty reserves                                                                    395                       586
Other liabilities                                                                             25                         -
                                                                                   -------------                  --------
         Total liabilities                                                                10,060                    20,783
                                                                                   -------------                  ---------
Commitments and contingencies
Stockholders' equity:

     Series A convertible preferred stock $.01 par value, 2,000,000 shares authorized,
         shares issued and outstanding 39,000 in 2003 and in 2002                           -                         -
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued
         and outstanding 6,019,138 in 2003 and 5,869,138 in 2002                              60                        59
     Additional paid-in capital                                                           28,106                    27,841
     Retained earnings (deficit) - at formation                                           (5,112)                   (5,112)
     Retained earnings (deficit) - since formation                                       (16,011)                  (13,490)
     Accumulated other comprehensive loss                                                 (1,034)                   (1,187)
                                                                                      ----------                   --------
         Total stockholders' equity                                                        6,009                     8,111
                                                                                      ----------                   --------
         Total liabilities and stockholders' equity                                     $ 16,069                  $ 28,894
                                                                                       ===========              ==========
The accompanying notes are an integral part of these consolidated financial statements.




                   GSE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share data)

                              (Unaudited)

                                                                          Three months ended             Nine months ended
                                                                             September 30,                 September 30,
                                                                           2003          2002           2003          2002
                                                                         ----------   ---------        ---------    ---------
Contract revenue                                                        $ 6,112       $ 5,482        $ 16,537       $ 15,270
Cost of revenue                                                           4,577         4,170          12,833         11,896
                                                                         ---------    --------         --------     ---------
Gross profit                                                              1,535         1,312           3,704          3,374
                                                                          --------    --------         ---------    ---------
Operating expenses
     Selling, general and administrative                                  1,201         1,339           3,228          4,213
     Depreciation and amortization                                           95            90             292            290
                                                                          -------      -------          -------     ---------
Total operating expenses                                                  1,296         1,429           3,520          4,503
                                                                          -------      -------          -------      --------
Operating income (loss)                                                     239          (117)            184         (1,129)

Interest expense, net                                                      (116)          (57)           (303)          (133)
Other income (expense), net                                                 (13)            4             (22)           (10)
                                                                          -------       -------         -------       --------
Income (loss) from continuing operations  before income taxes               110          (170)           (141)        (1,272)

Provision (benefit) for income taxes                                         -            (65)             22           (487)
                                                                          -------       -------          -------      --------
Net income (loss) from continuing operations                                110           (105)           (163)          (785)
                                                                          -------       -------          --------     --------
     Income (loss) from discontinued operations, net of income taxes       (544)            23          (1,921)         1,258
     Loss on sale of discontinued operations                               (262)            -             (262)             -
                                                                          -------       --------         --------     -------
Income (loss) from discontinued operations                                 (806)            23          (2,183)         1,258
                                                                          ------        --------         --------     -------
Net income (loss)                                                          (696)           (82)         (2,346)           473

Preferred stock dividends                                                   (59)           (59)           (175)          (175)
                                                                          ------        --------         -------       ------
Net income (loss) attributed to common shareholders                        (755)        $ (141)       $ (2,521)         $ 298
                                                                         =========     ==========   ============   =========
         Basic income (loss) per common share:
              Continuing operations                                      $ 0.01        $ (0.02)       $  (0.06)       $ (0.16)
              Discontinued operations                                     (0.13)             -           (0.36)          0.21
                                                                          --------       -------        --------      --------
                     Net income (loss)                                   $(0.12)       $ (0.02)        $ (0.42)        $ 0.05
                                                                          =========      ========       =========     ========
         Diluted income (loss) per common share:

              Continuing operations                                      $ 0.01        $ (0.02)        $ (0.06)       $ (0.16)
              Discontinued operations                                     (0.13)            -            (0.36)          0.21
                                                                          -----         -------        -------         --------
                     Net income (loss)                                  $ (0.12)       $ (0.02)        $ (0.42)        $ 0.05
                                                                         =======        ===========   ==========      ==========
        The accompanying notes are an integral part of these consolidated financial statements.







                       GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)

                                                                Three months                     Nine months

                                                             ended September 30,            ended September 30,

                                                            2003             2002             2003         2002
                                                          -------          -------         --------       -------
Net income (loss)                                        $ (696)             $ (82)        $ (2,346)        $ 473

Foreign currency translation adjustment                      58                (10)             153            83
                                                         --------            -------       --------        ---------

Comprehensive income (loss)                              $ (638)             $ (92)        $ (2,193)        $ 556
                                                         ========            ========      ==========      =========

    The accompanying notes are an integral part of these consolidated financial statements.




                      GSE SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                        Nine months
                                                                                     ended September 30,
                                                                                       2003            2002
                                                                                     --------        --------
Cash flows from operating activities:
Net income (loss)                                                                    $ (2,346)          $ 473
Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                                      2,151           1,705
     Write down of investment in Avantium International B.V.                              115               -
     Loss on sale of Process business                                                     262
     Changes in assets and liabilities:
         Contract receivables                                                          (1,517)         (1,699)
         Inventories, prepaid expenses and other assets                                  (584)            104
         Accounts payable, accrued compensation and accrued expenses                      864            (143)
         Billings in excess of revenues earned                                          3,307          (1,620)
         Accrued warranty reserves                                                       (207)           (135)
         Other liabilities                                                                 (4)            276
                                                                                      -------        --------
Net cash provided by (used in) operating activities                                     2,041          (1,039)
                                                                                      --------       --------
Cash flows from investing activities:
     Proceeds from sale of Process business, net of transaction costs                    5,245               -
     Capital expenditures                                                                 (57)           (424)
     Capitalized software development costs                                            (1,086)         (2,176)
                                                                                      --------       ---------
Net cash provided by (used in) investing activities                                     4,102          (2,600)
                                                                                      -------        --------
Cash flows from financing activities:
     Repayment of note payable to related party                                             -            (350)
     Releases (restrictions) of cash as collateral under line of credit                   256            (168)
     Decrease in borrowings under line of credit                                       (5,431)         (1,333)
     Proceeds from assignments of sales-type leases                                         -           2,589
     Proceeds from issuance of common stock, net of costs                                   -           1,583
     Other financing activities, net                                                      (21)           (262)
                                                                                      -------        ---------
Net cash provided by (used in) financing activities                                    (5,196)           2,059
                                                                                      -------        --------
Effect of exchange rate changes on cash                                                    69               5
                                                                                      -------        --------
Net increase (decrease) in cash and cash equivalents                                    1,016          (1,575)

Cash and cash equivalents at beginning of year                                          1,617           2,040
                                                                                      -------        --------
Cash and cash equivalents at end of period                                            $ 2,633           $ 465
                                                                                      =======        =========





                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Nine Months ended September 30, 2003 and 2002
                                   (Unaudited)


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

           Contract receivables unbilled, which were $3.3 million and $4.0 million as of September 30, 2003 and December 31, 2002, respectively, are typically billed within thirty days.

2.       Basic and Diluted  Income Per Common Share

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


(in thousands, except for per share amounts)           Three months          Nine months
                                                   ended September 30,   ended September 30,
                                                     2003       2002         2003        2002

Numerator:
   Net income (loss)                               $ (696)     $ (82)     $ (2,346)      $ 473
   Preferred stock dividends                          (59)       (59)         (175)       (175)
                                                    ------     ------       -------      ------
   Net income (loss) attributed to
     common stockholders                           $ (755)    $ (141)     $ (2,521)      $ 298
                                                   =======     =======      =======      =======
Denominator:
   Weighted-average shares outstanding
      for basic earnings per share               6,019,138  5,869,138     5,974,083   5,861,111

   Effect of dilutive securities:
     Employee stock options, warrants and
     options outside the plan                         -         -              -       332,694
                                                   -------   --------    ---------    ---------
   Adjusted weighted-average shares outstanding
     and assumed conversions for diluted
     earnings per share                         6,019,138  5,869,138     5,974,083   6,193,805
                                                 =========  =========    =========    ==========
   Shares related to dilutive securities
     excluded because inclusion would be        3,230,856  2,676,906    3,230,856    2,652,600
     anti-dilutive

     Basic income (loss) per common share:
          Continuing operations                    $ 0.01    $ (0.02)     $ (0.06)     $ (0.16)
          Discontinued operations                   (0.13)      0.00        (0.36)        0.21
                                                  ----------  --------    --------      --------
                 Net income (loss)                $ (0.12)   $ (0.02)     $ (0.42)      $ 0.05
                                                  ==========  ========    ========      ========
     Diluted income (loss) per common share:
          Continuing operations                    $ 0.01    $ (0.02)     $ (0.06)     $ (0.15)
          Discontinued operations                   (0.13)      0.00        (0.36)        0.20
                                                   ---------  --------    --------      --------
                 Net income (loss)                $ (0.12)   $ (0.02)     $ (0.42)      $ 0.05
                                                   =========  ========    ========      ========


              The difference between the basic and diluted number of weighted average shares outstanding for the nine months ended September 30, 2002 represents dilutive stock options, warrants and convertible preferred stock to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The net income (loss) for the three and nine months ended September 30, 2003 and 2002 were reduced by preferred stock dividends of $59,000 and $175,000, respectively, in calculating the per share amounts. Conversion of the stock options, warrants and preferred stock was not assumed for the three and nine months ended September 30, 2003 and the three months ended September 30, 2002 because the impact was anti-dilutive.

3.           Sale of Process Business

            In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC. (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The Company received $5.5 million in cash, subject to certain adjustments. The Company recognized a loss on this transaction of $262,000. In connection with the transaction, Novatech purchased certain assets with a book value of $11.7 million and assumed certain operating liabilities totaling approximately $6.8 million. The Company incurred approximately $865,000 of closing costs associated with the transaction. The operating results of the Company's Process business prior to the sale have been classified as discontinued operations in the Consolidated Statements of Operations.

            A summary of the results of the Process Business for the three and nine months ended September 30, 2003 and 2002 follows:

                                                 Three months ended               Nine months ended
                                                     September 30,                   September 30,
                                                  2003            2002            2003          2002

Contract revenue                                 $ 5,206        $ 5,130        $ 13,815      $ 18,747
Income (loss) before income taxes                   (806)            37          (2,183)        2,039
Net income (loss)                                   (806)            23          (2,183)        1,258



4.       Inventories

            Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventories consist of the following:


                      (in thousands)                    December 31,
                                                          2002
                                                    -----------------
              Raw materials                               $ 1,203
              Service parts                                   357
                                                    -----------------
                           Total inventories              $ 1,560
                                                    =================


          The Company's Process inventory was purchased by Novatech as part of the September 2003 Asset Purchase Agreement discussed in Note 3.

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

          Software development costs capitalized were $85,000 and $113,000 for the three months ended September 30, 2003 and 2002, respectively. Total amortization expense included in continuing operations was $71,000 and $48,000 for the quarters ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, software development costs capitalized were $464,000 and $357,000, respectively. Total amortization expense included in continuing operations was $237,000 and $208,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in amortization expense from the prior year reflects the completion of JADE 1.0 (Java Applications & Development Environment), a Java-based application that provides a window into the simulation instructor station and takes advantage of the web capabilities of Java. JADE version 1.0 was released for sale on March 31, 2003.


6.       Stock Compensation

                The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting describe above, and has adopted only the disclosure requirements of SFAS No. 123.

         If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123, net income (loss) would have been as follows:


(in thousands, except per share data)                               Three months                         Nine months
                                                                 ended September 30,                 ended September 30,
                                                                 2003            2002                 2003            2002
Net income (loss) attributed to
     common stockholders, as reported                          $ (755)         $ (141)            $ (2,521)         $ 298
Add stock-based employee compensation expense
     included in reported net income (loss), net of tax           -                 -                  -                -
Deduct total stock-based employee compensation
     expense determined under fair-value-method
     for all awards, net of tax                                   (67)           (106)                (200)          (317)
                                                               -------          -------            -------          -------
     Pro forma net income (loss)                               $ (822)         $ (247)            $ (2,721)         $ (19)
                                                               =======         =======             =======          =======
Net income (loss) per share, as reported:
Basic                                                         $ (0.12)         $ (0.02)            $ (0.42)         $ 0.05
Diluted                                                       $ (0.12)         $ (0.02)            $ (0.42)         $ 0.05

Net income (loss) per share, as adjusted:
Basic                                                         $ (0.14)         $ (0.04)            $ (0.46)        $ (0.00)

Diluted                                                       $ (0.14)         $ (0.04)            $ (0.46)        $ (0.00)


         No employee stock options were issued in the first nine months of 2003 or 2002.

7.       Long-term Debt

            The Company's long-term debt consists of the following notes payable and other financing arrangements:

(in thousands)                                                 September 30,  December 31,
                                                                  2003            2002
                                                            -------------  ---------------
Line of credit with bank                                             $ -          $ 5,431
Obligations under financing leases                                     -            3,784
Notes payable to related parties                                     650              650
Notes payable, other                                                  50               73
                                                            -------------  ---------------
       Total notes payable and financing arrangements                700            9,938
Less amounts payable within one year                                  33            1,905
                                                            -------------  ---------------
       Long-term portion                                           $ 667          $ 8,033
                                                            =============  ===============






              Line of Credit

              The Company has a bank line of credit under which the Company and its subsidiaries, GSE Process Solutions, Inc. and GSE Power Systems, Inc., are jointly and severally liable as co-borrowers. The credit facility provides for borrowings to support working capital needs and foreign letters of credit and is collateralized by substantially all of the Company's assets.

              On September 25, 2003 in conjunction with the sale of the Company's Process business assets to Novatech, the Company's existing credit facility was amended as follows:

           - The credit facility was extended to May 31, 2004 from the scheduled expiration date of March 31, 2004. The lender has requested that the Company find a new lender.

           - The maximum commitment under the credit facility was reduced from $6.5 million to $1.5 million as of September 25, 2003; with an additional reduction to $1.0 million on April 1, 2004.

           - The line provides for borrowings up to 85% of eligible accounts receivable and 50% of eligible unbilled receivables (up to a maximum of $250,000). Previously, there was no dollar maximum for borrowings against the eligible unbilled receivables.

           - The sublimit for foreign letters of credit was reduced from $2.0 million to $100,000, excluding the letters of credit which were outstanding as of September 25, 2003.

           - At March 31, 2003 and June 30, 2003 the Company was not in compliance with certain financial ratios as required by the credit facility. The Company received a written waiver from the bank for noncompliance. Certain covenant modifications were made to the credit facility to position the Company for future compliance. At September 30, 2003, the Company was in compliance with these modified covenants.

               The interest rate on this line of credit is based on the bank's prime rate plus 1.00% (5.00% as of September 30, 2003), with interest only payments due monthly. At September 30, 2003, the Company's available borrowing base was $1.5 million, none of which had been utilized.

              In March, 2003 GP Strategies, one of the Company's major stockholders, extended their $1.8 million limited guarantee of the Company's bank facility through March 31, 2004. In consideration for the extension of the guarantee, the Company issued 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common stock on March 21, 2003.

              Notes Payable to Related Parties

              On June 25, 2001, the Company issued an unsecured promissory note to ManTech for $1.0 million at an interest rate of prime plus one percent. The Company used the loan proceeds for working capital purposes. The note is subordinated to the Company's credit facility. During 2002, the Company repaid ManTech $350,000; as of September 30, 2003, there is $650,000 outstanding on the note.


              Notes Payable,Other

               The Company has an additional unsecured promissory note to a former employee. The Company makes payments semi-monthly, and the final payment will be made on April 14, 2005. The outstanding balance at September 30, 2003 was $50,000.

              Obligations under financing leases

              As part of the sale of the Process business assets on September 25, 2003 to Novatech, Novatech assumed the obligations under the Company's financing leases. The Company had five separate contracts with a customer for the lease of certain hardware and software under 36-month leases. Previous to the asset sale, the Company had accounted for the leases as sales-type leases. The Company assigned the payments due under the sales-type leases to a third-party financing company; for the year ended December 31, 2002, the Company received approximately $2.2 million of proceeds. Since the Company remained contingently liable for amounts due to the third-party financing company prior to the asset sale, the remaining investment in and obligation under the financing leases were reflected in the Company's balance sheets as follows:

(in thousands)                                                      September 30,       December 31,
                                                                     2003                2002
                                                                ------------------  -----------------
Net investment in sales-type leases:
       Prepaid expense and other assets                                   $ -            $ 1,875
       Other assets                                                         -              1,909
                                                                ------------------  -----------------
            Total net investment                                          $ -            $ 3,784
                                                                ==================  =================

Obligation under financing leases:
       Current portion of long-term debts                                 $ -            $ 1,875
       Long-term debts                                                      -              1,909
                                                               ------------------  -----------------
            Total obligations                                             $ -            $ 3,784
                                                                ==================  =================




8.       Series A Convertible Preferred Stock

            The Series A convertible preferred stock has no voting rights and bears dividends at the rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and compounded interest will accrue on any unpaid dividends. As of September 30, 2003 and December 31, 2002 the Company had accrued dividends payable of $351,000 and $176,000, respectively. ManTech at its discretion has the right to convert each share of Series A convertible preferred stock into GSE common stock, but if not converted prior to December 2004, the Series A convertible stock automatically converts into GSE common stock at that time.

9.       Letters of Credit

           As of September 30, 2003, the Company was contingently liable for five letters of credit totaling $491,000. All of these letters of credit represent payment bonds on contracts and have been cash collateralized and are classified as restricted cash in the consolidated balance sheet.

           In June 2003, the Company received a $6.6 million order from the Mexican utility Comision Federal de Electricidad (CFE) for a major simulator upgrade to the Laguna Verde nuclear plant near Vera Cruz, Mexico. The contract required that the Company issue an advance payment bond ($1.8 million) and a performance bond ($1.3 million) to CFE. On July 9, 2003, the Company entered into a Collateral Agreement with ManTech International Corporation in which ManTech agreed to issue two letters of credit on the Company's behalf to a Mexican surety company as collateral for the bonds. One letter of credit will be outstanding for at least 30 months or until the advance payment bond is released, whichever is later, and the other letter of credit will be outstanding for at least 42 months or until the performance bond is released, whichever is later. As consideration for ManTech's issuance of the letters of credit, the Company issued 100,000 warrants at an exercise price of $1.33 per share, the closing price on July 8, 2003 and will pay ManTech a fee equal to 7% per annum on the total amount of the then-existing value of the letters of credit, payable on a quarterly basis.

10.       Income Taxes

            The Company's effective tax rate was 15% and 38.3% for the nine months ended September 30, 2003 and September 30, 2002, respectively. The 15% effective tax rate is an average rate that consists of a zero effective tax rate for the Company's US and China operations and a 10.4% effective tax rate for its Swedish operations. The decrease in the effective tax rate is attributable to the Company recording no federal or state income tax benefit for net operating losses generated by its US and China operations for the nine months ended September 30, 2003.

11.      Segment Information

           With the sale of the Company's Process business assets, the Company has only one reportable segment, Power Simulation. The Power business unit is primarily engaged in simulation for the power generation industry, with the vast majority of customers being in the nuclear power industry. Contracts typically range from 18 months to three years.


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

14.      Subsequent Events

           On October 23, 2003 GP Strategies purchased all of the GSE common stock held by ManTech International Corporation. As a result of this transaction, GP Strategies will own approximately 58% of the total outstanding common stock of GSE.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
         For the Three and Nine Months ended September 30, 2003 and 2002

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC. (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The Company received $5.5 million in cash, subject to certain adjustments. The Company recognized a loss on this transaction of $262,000. In connection with the transaction, Novatech purchased certain assets with a book value of $11.7 million and assumed certain operating liabilities totaling approximately $6.8 million. The Company incurred approximately $865,000 of closing costs associated with the transaction. The operating results of the Company's Process business prior to the sale have been classified as discontinued operations in the Consolidated Statements of Operations.

         The Company has a $1.5 million credit facility with a bank which matures on May 31, 2004. The Company was informed by its bank in the first quarter 2003 that the Company should search for a new financial institution to provide for its future financing requirements. The maximum commitment under the credit facility reduces to $1.0 million on April 1, 2004. Based upon the Company's current forecasts of its cash flow in 2003, management believes the reductions in the maximum commitment will not have an impact on the Company's operations or liquidity. The Company is in the process of identifying a new lender.

         The Company's 2003 profitability and liquidity projections reflect several large full-scope simulator contracts in its Power business unit which were awarded to the Company in the first nine months of 2003 . The Company's Power simulation business contract backlog has increased $13.6 million from $19.0 million at December 31, 2002 to $32.6 million at September 30, 2003.


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


General Business Environment

         GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") is a world leader in real-time power plant simulation. The Company provides simulation solutions and services to the nuclear and fossil electric utility industry, as well as process industries such as the chemical and petrochemical industries. In addition, the Company provides plant monitoring, security access and control, and signal analysis monitoring and optimization software primarily to the power industry.

         Prior to September 25, 2003, the Company also had a process automation and control business. The automation products of this business unit optimized batch and hybrid plant control for the specialty chemical, food and beverage, and pharmaceutical industries. On September 25, 2003, the Company completed the sale of substantially all of the assets of this Process automation business to Novatech, LLC. (Novatech) pursuant to an Asset Purchase Agreement.

         Accordingly, as of September 30, 2003, the Company has only one business segment, Power simulation.

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

         The Company's Power Simulation Business Unit ("Power") has positioned itself to take advantage of emerging trends in the power industry. The operating licenses for numerous US nuclear power plants will expire over the next several years. The majority of these nuclear power plants are in some stage of license renewal. Sixteen plants have already completed the renewal license application, fourteen of which are currently under NRC review, and twenty-seven have plans to file for license extensions over the next three years. Many plants are also planning significant upgrades to the physical equipment and control room technology in conjunction with the license extensions. Both will result in the need to modify or replace the existing plant control room simulators. The Company, having the largest installed base of existing simulators, is well positioned to capture the majority of this business and received several upgrade contracts in 2003 as a result of this trend.


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

Results of Operations

         The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)                              Three months ended September 30,                Nine months ended September 30,

                                             2003       %        2002       %           2003        %           2002         %

Contract revenue                          $ 6,112   100.0 %    $ 5,482   100.0 %     $ 16,537     100.0 %     $ 15,270   100.0 %
Cost of revenue                             4,577    74.9 %      4,170    76.1 %       12,833      77.6 %       11,896    77.9 %
                                            -----  -----       -------   -----        -------     -------      -------   -------
Gross profit                                1,535    25.1 %      1,312    23.9 %        3,704      22.4 %        3,374    22.1 %
                                            -----  ------      ------    -----        -------      ------       ------    -------
Operating expenses:
     Selling, general and administrative    1,201    19.6 %      1,339    24.4 %        3,228      19.5 %        4,213    27.6 %
     Depreciation and amortization             95     1.6 %         90     1.6 %          292       1.8 %          290     1.9 %
                                            ------ -------      ------   -------        ------     ------      -------    -------
Total operating expenses                    1,296    21.2 %      1,429    26.0 %        3,520      21.3 %        4,503    29.5 %
Operating income (loss)                       239     3.9 %       (117)   (2.1)%          184       1.1 %       (1,129)   (7.4)%

Interest expense, net                        (116)   (1.9)%        (57)   (1.0)%         (303)     (1.8)%         (133)   (0.8)%

Other income (expense), net                   (13)   (0.2)%          4     0.0 %          (22)     (0.2)%          (10)   (0.1)%
                                             ------  ------    --------   -------      -------     -------      -------   --------
Income (loss) from continuing
     operations before income taxes           110     1.8 %       (170)   (3.1)%         (141)      0.9)%       (1,272)   (8.3)%
Provision (benefit) for income taxes            -     0.0 %        (65)   (1.2)%           22       0.1 %         (487)   (3.2)%
                                             ------  ------    --------    ------      -------     --------      -------   --------
Net income (loss) from continuing
     operations                               110     1.8%       (105)    (1.9)%         (163)     (1.0)%         (785)    (5.1)%
     Income (loss) from discontinued
        operations, net of income taxes      (544)     (8.9)%       23     0.4 %       (1,921)      (11.6)%      1,258     8.2 %
     Loss on sale of discontinued
        operations                           (262)     (4.3)%        -     0.0 %         (262)       (1.6)%          -     0.0 %
                                            -------  --------   -------  --------     -------      --------    --------   ---------
     Loss on discontinued operations         (806)    (13.2)%       23      0.4%       (2,183)      (13.2)%      1,258      8.2%
                                            ------- ---------   -------  ---------    --------     -------    ---------   ---------
Net income (loss)                          $ (696)    (11.4)%    $ (82)     (1.5)%    $(2,346)      (14.2)%      $ 473     3.1 %
                                           ========  ========   =======  =========    ========     ========   ========    =========



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


       Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At September 30, 2003, the Company has net capitalized software development costs of $1.0 million. On an annual basis, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the unamortized software development costs to net realizable value. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's balance sheet.


         Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 "Accounting for Income Taxes," management makes an annual assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its realizable value. At September 30, 2003, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $15.1 million which can be utilized over the next twenty years. The recovery of the remaining net deferred tax asset could not be substantiated by currently available objective evidence, and, accordingly, the Company has established a full valuation allowance for the balance of its deferred tax asset of $7.7 million at September 30, 2003. If the Company is able to realize taxable income in the future, the valuation allowance will be reduced.


Results of Operations

         Contract Revenue. Contract revenue increased 11.5% in the three months ended September 30, 2003 as compared to the same period in the prior year, from $5.5 million to $6.1 million. Revenue for the nine months ended September 30, 2003 was $16.5 million versus $15.3 million in the same period of 2002, an 8.3% increase. The increases are mainly attributable to the start-up of three large international training simulator projects in 2003.

         Gross Profit. Gross profit totaled $1.5 million (25.1% of revenue) for the quarter ended September 30, 2003, as compared with $1.3 million (23.9% of revenue) for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, gross profit increased from $3.4 million (22.1% of revenue) to $3.7 million (22.4% of revenue). The increases in gross profit as a percentage of revenue reflect the recovery of the Company's operating overhead costs over a higher revenue base.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $1.2 million in the quarter ended September 30, 2003, a 10.3% decrease from the $1.3 million for the same period in 2002. SG&A expenses for the nine months ended September 30, 2003 decreased 23.4%, from $4.2 million to $3.2 million as compared to the same period in the prior year. In 2002, SG&A costs included $205,000 of severance costs in the third quarter, and $291,000 for the nine months ended September 30, 2002.

         Included in SG&A is net research and product development expenditures ("R&D"), as discussed below.

         Gross R&D totaled $142,000 in the third quarter of 2003, as compared with $95,000 in the same period of 2002. Capitalized software development costs totaled $85,000 and $113,000 for the third quarter of 2003 and 2002, respectively. Accordingly, net R&D expensed and included in SG&A was $57,000 and ($18,000) for the third quarter of 2003 and 2002, respectively.

         Gross R&D spending for the nine months ended September 30, 2003 and 2002 totaled $690,000 and $476,000, respectively. Capitalized software development costs totaled $464,000 in the first nine months of 2003 versus $357,000 in the same period of 2002; and net R&D expensed and included in SG&A was $226,000 in the first nine months of 2003 versus $119,000 in 2002.

          The Company's R&D expenditures in the first nine months of 2003 were related to:

           - The completion of JADE 1.0 (Java Applications & Development Environment), a Java-based application that provides a window into the simulation instructor station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run simulation scenarios from anywhere they have access to the web. JADE version 1.0 was released for sale on March 31, 2003.

           - Additional enhancements to JADE that will be released in version 2.0, including implementing XML file structure in JADE for pagination, adding wireless PDA for JStation applications, multi-language support, and adding a two phase object oriented flow network. JADE version 2.0 is expected to be released at the end of 2003.

           - The development of the GAARDS Validation and Authentication Server. This product will provide an added layer of security to process control systems, verifying operator identification through biometrics, and allowing customer-selected verification during key process functions.

         Depreciation and Amortization. Depreciation expense totaled $95,000 and $90,000 during the quarters ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002 depreciation expense totaled $292,000 and $290,000, respectively.

         Operating Income (Loss). The Company had operating income of $239,000 (3.9% of revenue) in the third quarter 2003, as compared with an operating loss of $117,000 (2.1% of revenue) for the same period in 2002. For the nine months ended September 30, 2003 and 2002, the Company had operating income of $184,000 (1.1% of revenue) and an operating loss of $1.1 million (7.4% of revenue), respectively. The increase in operating results for both periods was due to the factors outlined above.

         Interest Expense, Net. Net interest expense increased 39.7% from $57,000 in the quarter ended September 30, 2002 to $116,000 for the same quarter in 2003. For the nine months ended September 30, 2003 and 2002, net interest expense totaled $303,000 and $133,000, respectively. The increase in interest expense mainly reflects an increase in commitment fees for the Company's credit facility due to the renewal of the credit facility for one year in March 2003, and the cost of the extension of the related bank guarantee provided by GP Strategies. In 2002, the Company had received $23,000 of interest income related to a Federal Income tax refund.

         Other Income (Expense), Net. For the three and nine months ended September 30, 2003, other income (expense), net mainly reflects an equity loss on the Company's investment in RedStorm Scientific LLC. Other income
(expense), net for the three and nine months ended September 30, 2002 reflects recognized foreign currency transaction losses offset in part by royalty income.

         Provision (Benefit) for Income Taxes. The Company's effective tax rate was 15% and 38.3% for the nine months ended September 30, 2003 and September 30, 2002, respectively. The 15% effective tax rate is an average rate that consists of a zero effective tax rate for the Company's US and China operations and a 10.4% effective tax rate for its Swedish operations. The decrease in the effective tax rate is attributable to the Company recording no federal or state income tax benefit for net operating losses generated by its US and China operations for the nine months ended September 30, 2003.

         Income (Loss) from Discontinued Operations. In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC. (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The operating results of the Company's Process business prior to the sale have been classified as discontinued operations in the Consolidated Statements of Operations.

         For the three months ended September 30, 2003, the Process business incurred a net loss of $544,000 versus net income of $23,000 for the same period in 2002. For the nine months ended September 30, 2003, the Process business incurred a net loss of $1.9 million, versus net income of $1.3 million in the nine months ended September 30, 2002. The reduction in income was due principally to lower revenues.

         Loss on Sale of Discontinued Operations. The Company received $5.5 million in cash, subject to certain adjustments. The Company recognized a loss on this transaction of $262,000. In connection with the transaction, Novatech purchased certain assets with a book value of $11.7 million and assumed certain operating liabilities totaling approximately $6.8 million. The Company incurred approximately $865,000 of closing costs associated with the transaction.


Liquidity and Capital Resources

         As of September 30, 2003, the Company's cash and cash equivalents totaled $2.6 million, compared to $1.6 million at December 31, 2002.

         Cash provided by (used in) operating activities. Net cash provided by operating activities was $2.0 million for the nine months ended September 30, 2003. Significant changes in the Company's assets and liabilities in 2003 included:

      - A $1.5 million reduction in the Company's contract receivables, mainly reflecting the lower activity in 2003 of the Process business.

      - A $3.3 million increase in the Company's billings in excess of revenues earned. The Company had received an order from one Process customer in the third quarter 2003 that allowed GSE to invoice the customer in full prior to the work being completed. In addition, the Power business entered into a contract with Comision Federal de Electricidad in Mexico for a full scope simulator. Per the terms of the contract, the Company invoiced CFE for 20% of the contract upon the receipt of the purchase order as an advance payment.

         Net cash used in operating activities was $1.0 million for the nine months ended September 30, 2002. Significant changes in the Company's assets and liabilities in 2002 included:

      - a decrease in contract receivables of $1.6 million, largely related to the collection of receivables for Westinghouse Savannah River Company projects, and

      - a $1.6 million reduction in billings in excess of revenues earned. The Company had received orders from two Process customers in the third quarter 2001 that allowed GSE to invoice the customer in full prior to the work being completed. The reduction in billings in excess of revenues earned reflects the completion of a portion of these two contracts during the first nine months of 2002.


         Cash provided by (used in) investing activities. Net cash provided by investing activities was $4.1 million in the nine months ended September 30, 2003. The Company received $5.2 million cash from the sale of the Process business, net of transaction costs. The Company used $1.1 million for capitalized software development costs and $57,000 for capital expenditures.

         In the first nine months of 2002, net cash used in investing activities was $2.6 million, consisting of $2.2 million of capitalized software development costs and $424,000 for capital expenditures.

         Cash provided by (used in) financing activities. During the nine months ended September 30, 2003, the Company used $5.2 million in cash for financing activities. The Company decreased its borrowings under its bank line of credit by $5.4 million, using proceeds from the sale of the Process business to completely pay down the outstanding balance. In addition, two cash-collateralized standby letters of credit totaling $308,000 issued by the Company prior to 2003 expired and the cash was received, and one additional cash-collateralized standby letter of credit totaling $52,000 was issued in 2003.

         During the nine months ended September 30, 2002, the Company generated $2.1 million net cash through financing activities. The Company received $1.3 million from its escrow agent in January 2002 from a fixed-price rights offering which was completed on December 31, 2001 and received $262,000 from the exercise of employee stock options. The Company decreased its borrowings under its bank line of credit by $1.3 million to a total of $3.7 million, and decreased its borrowings from ManTech International Corporation by $350,000 to a total of $650,000. The Company entered into two contracts with a customer for the lease of certain hardware and software under 36-month leases and assigned the payments due under these sales-type leases to a third party financing company, receiving proceeds of $2.6 million. In addition, the Company issued a $168,000 bid bond that was cash collateralized. Bid bonds are issued by the Company in the ordinary course of business through banks as required by certain contracts and proposal requirements.

Credit Facilities

         The Company has a $1.5 million bank line of credit with a bank which matures on May 31, 2004. The credit facility provides for borrowings up to a total $1.5 million to support working capital needs and foreign letters of credit. At September 30, 2003, the Company's available borrowing base was $1.5 million, of which none had been utilized. The lender has requested that the Company find a new lender. The Company is in the process of locating a new lender.

         The maximum commitment under the credit facility will be reduced to $1.0 million on April 1, 2004. The agreement prohibits the payment of all dividends, including dividends due to ManTech on its outstanding preferred stock. GP Strategies has provided a $1.8 million limited guarantee of the Company's bank facility through March 31, 2004. In consideration for the extension of the guarantee, the Company issued 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common stock on March 21, 2003.

         The credit facility requires the Company to comply with certain financial ratios. At March 31, 2003 and June 30, 2003 the Company was not in compliance with certain financial ratios. However, the Company has received a written waiver from the bank for the noncompliance. Certain covenant modifications were made to the credit facility to position the Company for future compliance. At September 30, 2003, the Company was in compliance with these modified covenants.


Other

         In June, 2003, the Company received a $6.6 million order from the Mexican utility Comision Federal de Electricidad for a major simulator upgrade to the Laguna Verde nuclear plant near Vera Cruz, Mexico. The contract required that the Company issue an advance payment bond ($1.8 million) and a performance bond ($1.3 million) to CFE. On July 9, 2003, the Company entered into a Collateral Agreement with ManTech International Corporation in which ManTech agreed to issue two letters of credit on the Company's behalf to a Mexican surety company as collateral for the bonds. One letter of credit will be outstanding for at least 30 months or until the advance payment bond is released, whichever is later, and the other letter of credit will be outstanding for at least 42 months or until the performance bond is released, whichever is later. As consideration for ManTech's issuance of the letters of credit, the Company issued 100,000 warrants at an exercise price of $1.33 per share, the closing price on July 8, 2003 and will pay ManTech a fee equal to 7% per annum on the total amount of the then-existing value of the letters of credit, payable on a quarterly basis.

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

         The Company is also subject to market risk related to the interest rates on its existing line of credit. As of September 30, 2003, such interest rates are based on the bank's prime rate plus 100 basis-points.

         As of September 30, 2003, $650,000 of the Company's debt was subject to variable interest rates. A 100 basis-point change in such rates during the three and nine months ended September 30, 2003 would have changed the Company's interest expense by approximately $12,000 and $37,000, respectively.

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

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
         For the Three and Nine Months ended September 30, 2003 and 2002


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

         (b) Reports on Form 8-K

              Form 8-K was filed by the Registrant with the Securities and Exchange Commission on July 16, 2003 regarding the press release issued by the Company announcing the receipt of numerous contract awards totaling over $11.0 million.

              Form 8-K was filed by the Registrant with the Securities and Exchange Commission on August 13, 2003 regarding the press release issued by the Company announcing contract awards totaling over $7.5 million.


              Form 8-K was filed by the Registrant with the Securities and Exchange Commission on August 14, 2003 regarding the press release issued by the Company announcing the Company's second quarter 2003 operating results.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 2003                              GSE SYSTEMS, INC.



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