Form 10-K
period 2003-12-31
GSE SYSTEMS INC
filed 2004-04-14
CIK 944480

Conformed
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
 (Mark One)
             [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from_______ to_________.

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

   Title of each class                Name of each exchange on which registered
 Common Stock, $.01 par value                    American Stock Exchange

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

         The aggregate market value of Common Stock held by non-affiliates as of June 30, 2003 was $9,931,577 based on the closing price of such stock on that date of $1.65.

Number of shares of Common Stock outstanding as of March 1, 2004: 8,949,706

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed for its 2004 Annual Meeting of Shareholders.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2003



                                TABLE OF CONTENTS


PART I                                                                    Page
Item 1.      Business.....................................................   3
Item 2.      Properties...................................................  22
Item 3.      Legal Proceedings............................................  22
Item 4.      Submission of  Matters to a Vote of Security Holders.........  22

PART II
Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters........................................  23
Item 6.      Selected Financial Data......................................  24
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................  26
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...  39
Item 8.      Financial Statements and Supplementary Data..................  40
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.....................  50
Item 9A.     Controls and Procedures......................................  50

PART III
Item 10.     Directors and Executive Officers of the Company*.............  51
Item 11.     Executive Compensation*......................................  51
Item 12.     Security Ownership of Certain Beneficial Owners
               and Management*............................................  51
Item 13.     Certain Relationships and Related Transactions*..............  51
Item 14.     Principal Accountant Fees and Services*......................  51

PART IV
Item 15.     Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K........................................  52

             SIGNATURES...................................................  53
             Exhibits Index...............................................  54

       * to be incorporated by reference from the Proxy Statement for the registrant's 2004 Annual Meeting of Shareholders.

RETACT(R) is a registered trademark and GFLOW+TM, GLOGIC+TM, GCONTROL+TM, GPower+TM, SimSuite PowerTM, SimSuite ProTM, SimExecTM, eXtreme I/STM, RACSTM, PEGASUS Plant Surveillance and Diagnosis SystemTM, SIMONTM, BRUSTM, SensBaseTM, Vista PINTM, Java Applications & Development Environment (JADE)TM and GAARDSTM are trademarks of GSE Systems, Inc. All other trademarks used in this document are the property of their respective owners.

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


                                     PART I


ITEM 1.  BUSINESS.

      GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") is a world leader in real-time power plant simulation. The Company provides simulation solutions and services to the nuclear and fossil electric utility industry, as well as the chemical and petrochemical industries. In addition, the Company provides plant monitoring, security access and control, and signal analysis monitoring and optimization software primarily to the power industry.

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

Recent Developments.

       In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The Company received $5.5 million in cash, subject to certain adjustments. The operating results of the Company's Process business have been classified as discontinued operations in the Consolidated Statements of Operations for all periods presented. With the sale of the Process business, the Company now has only one reportable segment, Power Simulation.

       On October 23, 2003, ManTech International Corp. (ManTech) converted its preferred stock to common stock and sold all of its GSE common stock and its $650,000 unsecured subordinated promissory note to GP Strategies Corporation. The terms of the subordinated note were amended to allow the conversion of the subordinated debt by GP Strategies to GSE common stock. As a result of these transactions, GP Strategies currently owns approximately 58% of GSE. In December 2003, John Moran, a GP Strategies executive with experience in both the power industry and simulation technology, was elected Chief Executive Officer of GSE by the Company's Board of Directors.


         Power Simulation Business

      The Company's Power Simulation Business had a strong order year, with the receipt of several significant international simulation projects. Additionally, the US upgrade market was stronger in 2003 than in the prior year, with the Company receiving several multi-million dollar upgrade or simulator replacement contracts. Total orders for the year exceeded $35 million, a 26% increase over 2002, and backlog increased 59% to $30.4 million. Although the Company's 2003 revenue increased 23.7% over the prior year and gross profit increased from 17.6% in 2002 to 23.4% in 2003, the Company still incurred an operating loss of $1.0 million for the year ended December 31, 2003. Thus, in conjunction with the divestiture of the Process Automation business at the end of the third quarter, the Company restructured its Power Simulation Business in order to reduce expenses and focus on business development. Several operating personnel were terminated in the fourth quarter, and the Company entered into a Management Services Agreement with GP Strategies effective January 1, 2004 in which the Company outsourced most of its corporate functions (accounting, human resources, etc.) and terminated most of its corporate staff. The Company recognized $256,000 of severance expense in the fourth quarter 2003. The Company reorganized, creating a dedicated worldwide business development organization under the direction of one manager, and consolidating all of its operations in Columbia, Maryland, St. Mary's, Georgia and Nykoping, Sweden under another manager. To maintain its capability to fulfill customer orders, the Company strengthened and expanded its relationships with international partners to provide the necessary workforce augmentation.

      The Company is positioning itself to take advantage of emerging trends in the power industry. The operating licenses for numerous nuclear power plants will expire over the next several years. Fourteen plants have already received license extensions, and sixteen more have applications pending. Many plants are also planning significant upgrades to the physical equipment and control room technology in conjunction with the license extensions. Both will result in the need to modify or replace the existing plant control room simulators. The Company, having the largest installed base of existing simulators, is well positioned to capture the majority of this business.

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

      The Company continues to focus on the fossil power segment of the power industry. Several fossil plant simulator projects were awarded in 2003, expanding the Company's presence in the market and establishing key strategic relationships with power industry DCS providers. The Company expects continued growth in this market segment and is focusing on second time simulation buyers that now demand the more sophisticated and realistic simulation models offered by the Company. Sales and marketing resources have been expanded for the fossil power industry.

      While GSE simulators are primarily utilized for power plant operator training, the uses are expanding to include engineering analysis, plant modification studies, and operation efficiency improvements for both nuclear and fossil utilities. During plant construction, simulators are used to test control strategies and ensure on-time start-up. After commissioning, the same tools can be used to increase plant availability and optimize plant performance for the life of the facility. In 2003, the Company demonstrated its ability to link its simulation models to plant optimization tools of third parties to provide a unique and broad based optimization solution. The Company and its partners will be bringing these new products to market in 2004.

      The Company has targeted the Process simulation business as an area with a significant potential for growth. The process industries, particularly oil and gas and chemical, are expanding worldwide and are faced with the challenges of performance improvement at existing facilities and training of personnel to staff new and upgraded facilities. The Company's SimSuite Pro product and experience in the process industries provide the Company with excellent capabilities to service these needs. Dedicated sales and marketing resources have been assigned to Process simulation to facilitate this initiative.

      In 2003, the Company continued to expand the sale of its plant optimization tools based on advanced signal analysis technology. The Company's Pegasus Plant Surveillance and Diagnosis System helps improve plant availability, safety and economy. Pegasus is a software package for semi-automatic plant surveillance and diagnostics and enables site engineers to perform detailed analysis for specified component faults, allowing the identification of degraded performance and replacement of components before they fail. SensBase provides comprehensive sensor test services, thus ensuring that changes in transmitters and other instruments do not jeopardize the function of the nuclear plant protection systems. BRUS, a noise analysis program package, is a collection of signal analysis tools which allow users to detect developing abnormalities in the plant. The Company's worldwide reputation for boiling water reactor stability training lead to an increase in sales of both stability training courses and the Company's SIMON Stability Monitoring equipment. The Company has been very successful in selling this technology to European and Asian customers and is investigating its viability in the US market.

      The acquisition by GP Strategies of controlling interest in GSE has led to further cooperation between the companies. In addition to cooperating in the marketing of individual products, the companies will combine some of General Physics' extensive training materials and programs with GSE's power plant simulation models to provide truly interactive and adaptive total training solutions. Cooperative marketing activities between General Physics and GSE will enable the Company to extend simulation capabilities into industries beyond Power and Process and to expand the range of products and services offered to customers.

     In 2003, the Company began to aggressively market its access control and intrusion detection system to the nuclear and process industries, however, the market has been slow to develop. The nuclear industry security focus has been on investing in technology to detect the approach of intruders farther away from the plant perimeter. As a result, much of the anticipated sales of the Company's GAARDS system have failed to materialize. At the end of 2003, the Company made the decision to reduce its investment in this market segment until the market rebounds.

      In lieu of pursuing physical security system projects, the Company has turned its attention to opportunities for simulation in disaster recovery and terrorist threat response. In 2003, the Company modified its simulation technology to simulate the operation of Emergency Operations Centers (EOC) run by municipal and state governments. REMITS is a Real-time Emergency Management Interactive Training System designed to simulate emergency situations and enable EOC staffs to train without requiring human participation in the field. REMITS enables the EOC staff to stay current with the technology and enables instructors to introduce new problems and challenges during the exercise to test the EOC staff response to changing situations. As the Federal Government spends billions in emergency response training, the Company believes its REMITS product will find a large market in the developing field of training for disaster recovery and terrorist threat response.


 Research and Development

     The Company's R&D expenditures in 2003 were related to:

     * The completion of JADE 1.0 (Java Applications & Development Environment), a Java-based application that provides a window into the simulation instructor station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run simulation scenarios from anywhere they have access to the web. JADE version 1.0 was released for sale on March 31, 2003.

     * Additional enhancements to JADE that were released in version 2.0, including implementing XML file structure in JADE for pagination, adding wireless PDA for JStation applications, multi-language support, and adding a two phase object oriented flow network. JADE version 2.0 was released at the end of 2003.


Background.

      GSE Systems was formed on March 30, 1994 to consolidate the simulation and related businesses of S3 Technologies, General Physics International Engineering & Simulation and EuroSim, each separately owned and operated by ManTech International Corporation, GP Strategies Corporation and Vattenfall AB, respectively. On December 30, 1994, GSE Systems expanded into the process control automation and supply chain management consulting industry through its acquisition of the process systems division of Texas Instruments Incorporated, which the Company operated as GSE Process Solutions, Inc. ("Process").

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

      During 2002, the Company invested in RedStorm Scientific Inc., an emerging biotechnology company utilizing a proprietary (patent pending) computational technology for protein analysis called Fyrestar. RedStorm Scientific Inc. needed a software development and operating environment to optimize the Fyrestar code. The Company customized its eSMART (engineering, Simulation, Management and Real-Time) product. In addition to the potential growth of RedStorm Scientific Inc., the Company proved that eSMART is a viable product to help companies, laboratories and educational institutions optimize their large, complex and often inefficient computer codes. At December 31, 2003 the Company owned 10.2% of RedStorm.

      In October 2002, GSE purchased the stock of ManTech Automation Systems (Beijing) Company Ltd, from ManTech International Corp. The Chinese company, which has seven employees, was renamed GSE Systems Engineering (Beijing) Company Ltd. This acquisition gave the Company a much needed base in China to pursue and implement simulation projects in that emerging market.

       In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The Company received $5.5 million in cash, subject to certain adjustments.


Simulation Business.

      The Company is comprised of three divisions: Power Simulation, Process Simulation and Emergency Management Simulation.

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

      Demand for new simulators in the nuclear power industry shifted to the international market in the 1990s, as the domestic market was limited to upgrades and replacement of existing simulators. However, the Company believes that the economics and importance of nuclear power to the U.S. energy supply may result in the extension of the useful lives of U.S. nuclear power plants. Any service life extension of a nuclear power plant is likely to require major upgrades to the plant's equipment and technology, including its simulator.

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

      GSE provides both turnkey solutions, including simulated hardware and proprietary software, to match a specific plant, and discrete simulation technology for specific uses throughout a plant. Its substantial investment in simulation technology has led to the development of proprietary software tools. These tools significantly reduce the cost and time to implement simulation solutions and support long-term maintenance. The Company's high fidelity, real-time simulation technology for power plant fluid, logic and control, electrical systems and associated real time support software, JADE, is available for use primarily on UNIX and Linux computer platforms. The Company's eXtreme tools were designed for the Windows environment. Both technologies were specifically designed to provide user friendly graphic interfaces to the Company's high fidelity simulator.

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

      Other products of the Power Simulation business include:

--Java Applications & Development Environment (JADE), a Java-based application that provides a window into the simulation instructor station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run simulation scenarios from anywhere they have access to the web. JADE includes the following software modeling tools:

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

--eXtreme Tools is a suite of software modeling tools developed under the Microsoft Windows environment. It includes:

     * XtremeFlow, a modeling tool that generates dynamic models for flow and pressure networks.
     * XtremetControl, a modeling tool that generates control logic models from logic diagrams.
     * XtremeLogic, a modeling tool that generates control logic models from schematic diagrams.
     * Xtreme Electric, a modeling tool that generates electric system models from schematic and one-line diagrams.

--SimExec, and OpenSim are real-time simulation executive systems that control all real-time simulation activities and allows for an off-line software development environment in parallel with the training environment. OpenSim is targeted for users of Microsoft Windows operating systems, while SimExec is targeted for users of Microsoft Windows, UNIX and LINUX operating systems.

--SmartTutor, complementary software for instructor stations. It provides new capabilities to help improve training methodologies and productivity. Using Microsoft ActiveX controls, SmartTutor allows the control of the simulator software directly from Microsoft Office products. The user can run training scenarios directly from a Microsoft Word document, or he can plot and show transients live within a Microsoft PowerPoint slide.

--eXtreme I/S, a Microsoft Windows based Instructor Station that allows the use of Microsoft Word and PowerPoint to control the real-time simulation environment. eXtreme I/S is a user-friendly tool for classroom training and electronic report generation. It provides real-time plant performance directly from the simulator during classroom training, which drastically increases learning efficiency.

--Pegasus Surveillance and Diagnosis System, a software package for semi-automatic plant surveillance and diagnostics, incorporates sophisticated signal processing and simulation techniques to help operators evaluate the condition and performance of plant components. Pegasus permits plant management to identify degraded performance and replace components before they fail.

--SIMON, a computer workstation system used for monitoring stability of boiling water reactor plants. SIMON assists the operator in determining potential instability events, enabling corrective action to be taken to prevent unnecessary plant shutdowns.

--Vista PIN, a PC-based plant information system, provides unparalleled flexibility usefulness and ease of maintenance while decreasing the cost of ownership. Vista PIN provides real-time display of process parameters, trends, alarm status, and historical data archiving with on-line retrieval.

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

      Traditional Simulation Market. Nuclear power currently accounts for about 20% of the electrical power grid capacity in the United States and this percentage will likely remain the same even as total capacity increases. Any new nuclear power plants will likely be of the advanced reactor designs created by Emerson-Westinghouse, General Electric and Siemens. These new designs require new simulators and training programs, as they are different from the nuclear power plant designs currently in operation. In addition to new power plants, existing nuclear power plants will likely be required to remain on-line for a longer period than originally expected. In order to stay in operation, many plants will require life extension modifications. Since all existing U.S. nuclear power plants went on-line before 1979, their designs and technology can also benefit from the substantial advances in plant design and technology developed over the past 20 years. For example, several of the Company's U.S. utility customers are considering replacing their existing hard panel control rooms with modern distributed control systems (DCS) as are common in fossil fuel plants, and which have been implemented in Europe for several years. Significant changes to control room instrumentation and overall control strategy from hard panel to DCS generally require modification or replacement of the plant simulator. With the largest installed base of nuclear plant simulators in the world, the Company believes it is uniquely positioned to serve this market segment with new simulation products and services.

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

      Classroom Simulation. In recent years the Company has upgraded numerous training simulators to utilize standard PC technology. As an extension of the PC-based simulator technology, the Company has developed tools which will allow the training simulator to be used in a classroom setting, replacing the actual control room panels with "soft-panel" graphics.

      Increased training requirements and demands for performance improvement have resulted in simulator training time becoming scarce. By providing the actual training simulator models in a classroom setting, the value of the simulator is increased by allowing more personnel the training advantages of interactive, dynamic real time simulation.

      The Company pioneered the technology to run a simulator on a PC several years ago. However, the technology remains complex, which prevented wide deployment of the simulator in classrooms. The Company has developed unique software which allows simulator-based training lessons to be easily developed and deployed in a classroom setting. The Company is currently engaged in a cooperative effort with a major U.S. utility to refine this capability. It is expected that this technology will become commercially available in 2004.

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

      Customers

      The Power Simulation business has provided approximately 200 simulation systems to an installed base of over 75 customers worldwide. In 2003, approximately 70% of the Company's revenue was generated from end users outside the United States. Customers include, among others, Ameren, Arizona Public Service, Carolina Power and Light Company, Commonwealth Edison Company, Eskom South Africa, Karnaraft Sakerhet & Utbildning AB, Korean Electric Power Company, Nationalina Elecktrischecka Kompania, Orgrez SC, Battelle's Pacific Northwest National Laboratory, Taiwan Power Company, and West Bengal Development Corp.

      For the years ended December 31, 2003, 2002, and 2001 one Power Simulation customer (Battelle's Pacific Northwest National Laboratory) accounted for approximately 29%, 23%, and 33%, respectively, of GSE's consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects GSE performs in Eastern and Central Europe.

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

      The Company's ability to support its multi-facility, international and/or multinational Power Simulation clients is facilitated by its network of offices and strategic partners in the U.S. and overseas. Power Simulation offices are maintained in Maryland and Georgia, and outside the U.S., in Sweden, China and Japan. In addition to the offices located overseas, the Company's ability to conduct international business is enhanced by its multilingual and multicultural work force. GSE has strategic relationships with systems integrators and agents representing its interests in:

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

      Strategy

      The core concepts of process simulation make the technology a basis for other potential process improvement activities, such as Advanced Process Control and Process Optimization, which is where some of the major GSE competition has more business focus than for operator training. GSE will continue to emphasize its operator training focus and strengths, as well as the application of the process simulator for change management, where changes in the process, control strategy, or operating procedures can be evaluated in real time before they are applied to the actual process units. On-stream time is an important economic factor, and there is recognizable value in avoiding the risk of unplanned process disturbances from invalidated changes. Combining the training expertise in chemical process and manufacturing industries from General Physics, the Company will have access to more potential customers to offer a Total Training Solution which includes both a simulator from GSE and a training program from General Physics.

      Competition and Competitive Advantage

      GSE's competitors are a varied group. There are major corporations offering a wide range of products and services that include operator training simulators. There are also companies focused on Process Technology and manufacturing enhancement, such as ABB and Honeywell who are DCS distributors to the refining industry and provide operator simulation as part of their DCS offering. There is a collection of companies with specific industry niches that enables them to compete in operator training simulation, such as Invensys and Aspentech. There are also the smaller training companies that compete at the lower cost levels of Computer Based Training (CBT) or simple simulations close to CBT.

     The GSE focus on training simulation is a business strength, and its vendor independence, with the ability to integrate to different vendor's process control systems, is also a value which is appreciated by customers. GSE can be seen as a best-of-breed type of supplier because it is not tied to a major control system, nor is it providing simulation software for engineering and business management with high annual license fees.

      Sales and Marketing

      The Company will market its Process Simulation technologies through a combination of techniques including its existing direct sales channel, sales agents, and strategic alliance partners. Sales and marketing resources for Process Simulation have been increased for 2004.

      Emergency Management Simulation

      Industry

      With the increasing demand to improve Homeland Security, all levels of government and civil emergency management personnel need to be trained in responding to manmade or natural disasters. Since an Emergency Operations Center
(EOC) is not permanently staffed, there is a significant loss of proficiency between disasters. When a disaster happens, the staff must assimilate many streams of data at once and make decisions based upon the facts presented to them.

      Today, training is accomplished in one of two ways. First is the tabletop exercise, where the EOC staff sits around a table and a scenario is presented to them and they must think through the steps to take and articulate a response. Experts are there to record the exercise and provide after action analysis. The second is a very costly exercise utilizing civil authorities and support organizations such as fire, police, civil works, hospitals, National Guard etc. These are extremely expensive and time consuming exercises in terms of manpower resources and after action analysis.

      The US Government is expected to request funding of $3.5 billion in 2004 for First Responders. There are EOC facilities at the municipal, state and federal level.

      GSE's Solution

      GSE has utilized its over 30 years of experience in real-time simulation modeling and operations personnel training to produce the Real-time Emergency Management Interactive Training System (REMITS). REMITS is a PC-based real-time simulation software for training EOC staff for emergency response. It is modular in design, versatile and scalable to the specific training objectives. It can interface with emergency management software such that the REMITS training environment will be identical to the actual EOC, thus allowing the emergency staff to use and train on the actual systems they will use in the event of a disaster. This provides the same level of stress and intensity as experienced in a real emergency scenario. REMITS can perform Individual Skills Training in the familiarization of EOC equipment and procedures for different emergency scenarios. Leadership training can be accomplished to teach effective command and control over available assets. Finally, Team Collaboration Training enables the staff to train on effective communications, moving resources and working with constrained equipments and assets.

      Strategy

      GSE is working closely with General Physics to develop new business in the Homeland Security industry. General Physics has over 12 years of experience in training corporate and public sector HAZMAT First Responders nationwide, 20 years of operations/training support to the Army's Chemical Weapons Disposal Program, 15 years performing environmental compliance and biological/chemical remediation and five years support to the Department of Homeland Security (DHS), Office of Domestic Preparedness (ODP) Equipment and Training Programs. Combining the Homeland Security related expertise of General Physics and GSE's EOC simulator product REMITS, the Company is aggressively pursuing business in the government sector, local, state and federal.


      Competition

      GSE's competitors are unclear at this time. There are similar products being developed for the market but most of them are either designed for military usage or do not provide the extensive training features for civilian emergency response training exercises.

      Sales and Marketing

      GSE will market its product in the US Homeland Security industry through the existing sales channels of General Physics and foreign markets through existing power simulation partners and agents.


Competitive Advantages.

      The Company believes that it is in a strong position to compete in the Simulation markets based upon the following strengths:

  --Technical and Applications Expertise. GSE is a leading innovator and developer of real-time software with more than 30 years of experience producing high fidelity real-time simulators. As a result, the Company has acquired substantial applications expertise in the energy and industrial process industries. The Company employs a highly educated and experienced multinational workforce of 146 employees, including approximately 84 engineers and scientists. Approximately 60% these engineers and scientists have advanced science and technical degrees in fields such as chemical, mechanical and electrical engineering, applied mathematics and computer sciences.

  --Proprietary Software Tools. GSE has developed a library of proprietary software tools including auto-code generators and system models that substantially facilitate and expedite the design, production and integration, testing and modification of software and systems. These tools are used to automatically generate the computer code and systems models required for specific functions commonly used in simulation applications, thereby enabling it or its customers to develop high fidelity real-time software quickly, accurately and at lower costs.

  --Open System Architecture. GSE's software products and tools are executed on standard operating systems with third-party off-the-shelf hardware. The hardware and operating system independence of its software enhances the value of its products by permitting customers to acquire less expensive hardware and operating systems. The Company's products work in the increasingly popular Microsoft operating environment, allowing full utilization and integration of numerous off-the-shelf products for improved performance.

  --International Strengths. Approximately 70% of the Company's 2003 revenue was derived from international sales of its products and services. GSE has a multinational sales force with offices located in Beijing, China, Nykoping, Sweden, and Tokyo, Japan and agents and representatives in 22 other countries. To capitalize on international opportunities and penetrate foreign markets, the Company has established strategic alliances and partnerships with several foreign entities.

Intellectual Property.

      The Company depends upon its intellectual property rights in its proprietary technology and information. GSE maintains a portfolio of patents, trademarks (both registered and unregistered), copyrights (both registered and unregistered), and licenses. While such patents, trademarks, copyrights and licenses as a group are of material importance to the Company, it does not consider any one patent, trademark, copyright, or license to be of such importance that the loss or expiration thereof would materially affect any segment or the Company as a whole. The Company relies upon a combination of trade secrets, copyright, patent and trademark law, contractual arrangements and technical means to protect its intellectual property rights. GSE distributes its software products under software license agreements that grant customers nonexclusive licenses for the use of its products, which are nontransferable. Use of the licensed software is restricted to designated computers at specified sites, unless the customer obtains a site license of its use of the software. Software and hardware security measures are also employed to prevent unauthorized use of the Company's software, and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software.

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

      GSE has one registered U.S. trademark: RETACT. Registration is pending or is being considered for other relevant trademarks, including JADE, SmartTutor, eSmart, and GAARDS. Some of these trademarks have also been registered in foreign countries. The Company also claims trademark rights to SimSuite Power, SimSuite Pro, SimExec, eXtreme I/S, RACS, PEGASUS Plant Surveillance and Diagnosis System, SIMON, and Vista PIN.

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

Industries Served.

      The following chart illustrates the approximate percentage of the Company's 2003, 2002, and 2001 revenues by industries served:



                                            2003         2002         2001
                                        -------------  ----------  -----------
Nuclear power industry                         89%         86%          76%
Fossil power industry                           9%         12%          22%
Other                                           2%          2%           2%
                                         ------------  ----------  -----------
      Total                                   100%        100%         100%
                                         =============  ==========  ===========


Contract Backlog.

      The Company does not reflect an order in backlog until it has received a contract that specifies the terms and milestone delivery dates. As of December 31, 2003, the Company's aggregate contract backlog totaled approximately $30.4 million. Approximately $19.5 million or 64.1% of the backlog is expected to be converted to revenue by December 31, 2004. As of December 31, 2002, the Company's aggregate contract backlog totaled approximately $19.1 million.

Employees.

      As of December 31, 2003, the Company had 146 employees, a 39% decrease from December 2002. The reductions were primarily associated with the sale of the Process business and the outsourcing of the corporate functions to General Physics Corporation, a wholly owned subsidiary of GP Strategies.

Segment Information.

      Following the disposition of the Process business, the Company operates in one business segment.

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

Risk of International Sales and Operations.

      Sales of products and the provision of services to end users outside the United States accounted for approximately 70% of the Company's consolidated revenue in 2003. The Company anticipates that international sales and services will continue to account for a significant portion of its revenue in the foreseeable future. As a result, the Company may be subject to certain risks, including risks associated with the application and imposition of protective legislation and regulations relating to import or export (including export of high technology products) or otherwise resulting from trade or foreign policy and risks associated with exchange rate fluctuations. Additional risks include potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties involving the Company's strategic alliances and managing foreign sales agents or representatives and potential difficulties in accounts receivable collection. The Company currently sells products and provides services to customers in emerging market economies such as Russia, Ukraine, Bulgaria, and the Czech Republic. Although end users in the Ukraine accounted for 28.7%, 22.8% and 33.2% of the Company's consolidated revenue in 2003, 2002 and 2001, respectively, GSE's customer for these projects was Battelle's Pacific Northwest National Laboratory, which is the purchasing agent for the U.S. Department of Energy. The DOE provides funding for various projects in Eastern and Central Europe. Accordingly, the Company is not subject to the political and financial risks that are normally faced when doing business in the Ukraine. The Company has taken steps designed to reduce the additional risks associated with doing business in these countries, but the Company believes that such risks may still exist and include, among others, general political and economic instability, lack of currency convertibility, as well as uncertainty with respect to the efficacy of applicable legal systems. There can be no assurance that these and other factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

The Company relies on one customer for a substantial portion of its revenue. The loss of this customer would have a material adverse effect upon the Company's revenues and results of operations.

      For the years ended December 31, 2003, 2002, and 2001, one Power Simulation customer (Battelle's Pacific Northwest National Laboratory) accounted for approximately 28.7%, 22.8%, and 33.2%, respectively, of the Company's consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects the Company performs in Eastern and Central Europe. If the Company lost this customer, the Company's revenue and results of operations would be materially and adversely affected.

The Company's business is substantially dependent on sales to the nuclear power industry. Any disruption in this industry would have a material adverse effect upon the Company's revenue.

      In 2003, 89% of GSE's revenue was from customers in the nuclear power industry. The Company will continue to derive a significant portion of its revenue from customers in the nuclear power industry for the foreseeable future. The Company's ability to supply nuclear power plant simulators and related products and services is dependent on the continued operation of nuclear power plants and, to a lesser extent, on the construction of new nuclear power plants. A wide range of factors affect the continued operation and construction of nuclear power plants, including the political and regulatory environment, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, and general economic conditions.


The Company's debt agreement imposes significant operating and financial restrictions, which may prevent it from capitalizing on business opportunities.

      GSE's debt agreement imposes significant operating and financial restrictions. These restrictions affect, and in certain cases limit, among other things, the Company's ability to:

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

      The Company's businesses operate in highly competitive environments with both domestic and foreign competitors, many of whom have substantially greater financial, marketing and other resources than the Company. The principal factors affecting competition include price, technological proficiency, ease of system configuration, product reliability, applications expertise, engineering support, local presence and financial stability. The Company believes that competition in the simulation fields may further intensify in the future as a result of advances in technology, consolidations and/or strategic alliances among competitors, increased costs required to develop new technology and the increasing importance of software content in systems and products. The Company believes that its technology leadership, experience, ability to provide a wide variety of solutions, product support and related services, open architecture and international alliances will allow it to compete effectively in these markets. As the Company's business has a significant international component, changes in the value of the dollar could adversely affect the Company's ability to compete internationally.

GSE will continue to pursue new acquisitions and joint ventures, and any of these transactions could adversely affect its operating results or result in increased costs or other problems.

      The Company intends to continue to pursue new acquisitions and joint ventures, a pursuit which could consume substantial time and resources. Identifying appropriate acquisition candidates and negotiating and consummating acquisitions can be a lengthy and costly process. The Company may also encounter substantial unanticipated costs or other problems associated with the acquired businesses. The risks inherent in this strategy could have an adverse impact on the Company's results of operation or financial condition.

The nuclear power industry, the Company's largest customer group, is associated with a number of hazards which could create significant liabilities for the Company.

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

The Company is controlled by the Company's principal stockholder, whose interests may not be aligned with those of the Company's other stockholders.

      As of March 1, 2004, GP Strategies Corporation, owns approximately 58% of GSE's outstanding common stock. Accordingly, GP Strategies controls the Company's business and affairs, including the election of individuals to the board of directors, and the outcome of actions that require stockholder approval including mergers, sales of assets, and to prevent, or to cause, a change of control of the Company.

      On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE will use General Physics' financial system. GSE will pay an annual fee to General Physics of $685,000. The term of the agreement is one year, subject to earlier termination only upon the mutual consent of the parties to the agreement. The agreement can be renewed for successive one-year terms.


ITEM 2. PROPERTIES.

      The Company is headquartered in a facility in Columbia, Maryland (approximately 53,000 square feet). The lease for this facility expires in 2008.

      In addition, the Company leases office space domestically in Georgia and internationally in China, Japan, and Sweden. The Company leases these facilities for terms ending between 2004 and 2007.

      In September 2001, the Company entered into a sublease agreement with ManTech International, Inc. in which ManTech subleases 1,432 sq. feet of space in the Columbia, Maryland facility. The sublease is currently on a month to month basis.

      In September 2001, the Company entered into a sublease agreement with MECx in which MECx subleases 2,088 sq. feet of space in the Columbia, Maryland facility. The sublease is currently on a month to month basis.

       In May, 2003, the Company moved its Process Automation business to its Columbia, Maryland facility from the 34,000 square foot facility in Baltimore, Maryland where this business had been headquartered. The lease of this facility terminates in July, 2008. The Company entered into a sublease agreement with Alpharma USPD Inc. to sublease 29,000 square feet of this Baltimore, MD facility for a five-year period commencing on May 1, 2003. The subtenant may terminate the lease at the end of the second or third year of the agreement provided a six-month notice is given.

      In conjunction with the sale of the Process business to Novatech LLC in September 2003, the Company entered into a sublease agreement with Novatech to sublease a portion of the Columbia, Maryland facility for a one-year period.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock reported by the American Stock
Exchange:

                     2003
      -------------------------------------


        Quarter         High          Low
      ---------       -------        -------
      First             $1.62        $1.05
      Second            $1.71        $1.05
      Third             $2.13        $1.25
      Fourth            $2.08        $1.57


                    2002
      -------------------------------------

        Quarter         High          Low
      ---------       -------        -------
      First             $4.00        $3.00
      Second            $4.00      $ 2 5/7
      Third           $ 3 1/2      $ 2 1/9
      Fourth          $ 2 1/4         $6/7



        The following table sets forth the equity compensation plan information for the year ended December 31, 2003:




                                    Number of securities to      Weighted average exercise         Number of securities
                                    be issued upon exercise         price of outstanding          remaining available for
                                    of outstanding options,        options, warrants and           future issuance under
         Plan category                warrants and rights                  rights               equity compensation plans


Equity compensation plan                1,656,476                         $4.19                         679,644
  approved by security holders


Equity compensation plan not               --                             --                              0
  approved by security holders
                                       ------------                   -------------                   ------------
             Total                      1,656,476                         $4.19                          679,644


      The Company's common stock is listed on the American Stock Exchange, where it trades under the symbol "GVP".

      There were approximately 34 holders of record of the common stock as of March 1, 2004. Based upon information available to it, the Company believes there are approximately 700 beneficial holders of the common stock. The Company has never declared or paid a cash dividend on its common stock. The Company currently intends to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future on its common stock. In December 2001, the Company issued to ManTech International Corp. 39,000 shares of convertible preferred stock which accrued dividends at an annual rate of 6% payable quarterly. ManTech elected to convert the preferred stock to common stock in October 2003. The Company's credit facility restricts the Company from paying any dividends on the preferred stock, so accordingly, at December 31, 2003, the Company had accrued dividends payable to ManTech of $366,000.

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

ITEM 6. SELECTED FINANCIAL DATA.

      Historical consolidated results of operations and balance sheet data presented below have been derived from the historical financial statements of the Company. This information should be read in connection with the Company's consolidated financial statements.

                                        Years ended December 31,
                                      -------------------------------------------------
(in thousands, except per share data)   2003      2002       2001     2000      1999
                                      --------- ----------  -------- -------- ---------
Contract revenue                      $ 25,019   $ 20,220   $ 25,509 $ 30,507 $ 32,061
Cost of revenue                         19,175     16,660    19,744   21,708    21,513
                                      --------- ----------  -------- -------- ---------
     Gross profit                        5,844      3,560     5,765    8,799    10,548
                                      --------- ----------  -------- -------- ---------
Operating expenses:
     Selling, general and administrative 6,443      6,506     6,036    7,981     9,101
     Depreciation and amortization         392        395     1,098      872       866
                                      --------- ----------  -------- -------- ---------
Total operating expenses                 6,835      6,901     7,134    8,853     9,967
                                      --------- ----------  -------- -------- ---------
Operating income (loss)                   (991)    (3,341)   (1,369)     (54)      581
Interest expense, net                     (504)       (55)     (469)    (174)       10
Other income (expense), net               (273)        37       442       55       (37)
                                      --------- ----------  -------- -------- ---------
Income (loss) from continuing operations
     before income taxes                (1,768)    (3,359)   (1,396)    (173)      554
Provision (benefit) for income taxes        93        891      (153)     541       330
                                      --------- ----------  -------- -------- ---------
Income loss  from continuing            (1,861)    (4,250)   (1,243)    (714)      224
    operations                        --------- ----------  -------- -------- ---------
Income (loss) from discontinued operations,
     net of income taxes                (1,409)    (1,693)    1,502   (8,100)     (123)
Loss on sale of discontinued              (262)         -         -        -         -
     operations                        --------- ----------  -------- ------------------
Income (loss) from discontinued         (1,671)    (1,693)    1,502   (8,100)     (123)
     operations                       --------- ----------  -------- -------- ---------
Net income (loss)                     $ (3,532)  $ (5,943)    $ 259  $ (8,814)   $ 101
                                      ========= ==========  ======== ======== =========
Basic income (loss) per common share:
     Continuing operations             $ (0.61)   $ (0.76)  $ (0.24) $ (0.14)   $ 0.04
     Discontinued operations             (0.26)     (0.29)     0.29    (1.56)    (0.02)
                                      --------- ----------  -------- -------- ---------
        Net income (loss)              $ (0.87)   $ (1.05)   $ 0.05  $ (1.70)   $ 0.02
                                      ========= ==========  ======== ======== =========
Diluted income (loss) per common share:
     Continuing operations             $ (0.61)   $ (0.76)  $ (0.24) $ (0.14)   $ 0.04
     Discontinued operations             (0.26)     (0.29)     0.29    (1.56)    (0.02)
                                      --------- ----------  -------- -------- ---------
        Net income (loss)              $ (0.87)   $ (1.05)   $ 0.05  $ (1.70)   $ 0.02
                                      ========= ==========  ======== ======== =========

Weighted average common shares outstanding:
                              -Basic     6,542      5,863     5,217    5,182     5,066
                                      ========= ==========  ======== ======== =========
                              -Diluted   6,542      5,863     5,259    5,182     5,351
                                      ========= ==========  ======== ======== =========

                                                                  As of December 31,
                                      -------------------------------------------------
                                        2003      2002       2001     2000      1999
                                      --------- ----------  -------- -------- ---------
Working capital                        $ 2,537    $ 6,036   $ 7,063  $ 5,522   $ 8,665
Total assets                            16,536     28,894    33,674   35,949    43,027
Long-term liabilities                      441      9,617     7,263   12,390     9,083
Stockholders' equity                     5,679      8,111    13,852    8,713    17,170



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The Company received $5.5 million in cash, subject to certain adjustments. The operating results of the Company's Process business have been classified as discontinued operations in the Consolidated Statements of Operations for all periods presented. Following the sale of Process, the Company operates only in the Power business.

      On September 29, 2003 the Company amended the ManTech Preferred Stock issuance agreement to revise the conversion rate from $2.645 per share to $1.5526 per share. The change in conversion rate increased the number of common shares available upon conversion from 1,474,480 to 2,511,915. On October 23, 2003 ManTech elected to convert all of its preferred stock to common stock and sold all of its GSE common stock and subordinated debt to GP Strategies. The additional common shares that ManTech received in the conversion due to the change in conversion rate have been recorded as a beneficial conversion premium, valued at $1,950,000 based upon the closing market price per share ($1.88) as of October 23, 2003, and a reduction in income attributable to common stockholders. The terms of the $650,000 subordinated note were amended by the Company to allow the conversion of the subordinated debt to GSE common stock at a rate of $1.5526 which was below the market rate ($1.88) on the date the amendment was adopted. Accordingly, the Company recognized additional interest expense of $137,000 reflecting the beneficial conversion premium. GP Strategies elected to convert the note on October 23, 2003 and received 418,653 shares of GSE common stock. As a result of these transactions, GP Strategies owns approximately 58% of the total outstanding common stock of GSE at December 31, 2003.

      The Company enters 2004 with no bank debt, only $42,000 of other notes payable, and backlog that is at a five year high. The Company expects to return to profitability in 2004 and the Company's cash flow is expected to be sufficient for its operating needs during 2004. However, the Company's liquidity can be affected by any of the following significant risk factors:

  --The Company's business is substantially dependent on sales to the nuclear power industry (89% of revenue in 2003). Spending by companies in this targeted industry is subject to period-to-period fluctuations as a consequence of industry cycles, economic conditions, political and regulatory environments and other factors.

  --The Company relies on one customer, Battelle's Pacific Northwest National
    Laboratory (29% of revenue in 2003) for a substantial portion of its revenues. The loss of this customer would have a material adverse effect upon the Company' liquidity.

  --Sales of products and the provision of services to end users outside the United States accounted for approximately 70% of the Company's revenue in 2003. Thus, the Company is subject to risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from trade or foreign policy.


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

      Revenue Recognition on Long-Term Contracts. The Company uses the percentage-of-completion revenue recognition methodology to record revenue under its long-term fixed-price contracts in accordance with the AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." This methodology recognizes income as work progresses on the contract and is based on an estimate of the income earned to date, less income recognized in earlier periods. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. The Company's project managers are responsible for estimating the costs to be incurred at the beginning of each project and are responsible for updating the estimate as the project progresses. Management reviews the status of each project periodically with the project managers and determines whether the cost estimates are reasonable. If changes in the estimated costs to complete the projects are required, the cumulative impact on the percentage of completion revenue calculation is recognized in the period identified. Whenever evidence indicates that the estimated total cost of a contract will exceed its total contract value, the Company's operating results are charged for the full amount of the estimated losses immediately. Uncertainties inherent in the performance of contracts include labor availability and productivity, material costs, change order scope and pricing, software modification and customer acceptance issues. The reliability of these cost estimates is critical to the Company's revenue recognition as a significant change in the estimates can cause the Company's revenue and related margins to change significantly from the amounts estimated in the early stages of the project.

      Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At December 31, 2003, the Company has net capitalized software development costs of $946,000. On an annual basis, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's consolidated balance sheet.

      Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 "Accounting for Income Taxes," management makes a periodic assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its net realizable value. At December 31, 2003, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $15.9 million which expire in various amounts over the next twenty years. The amount of loss carryforward which can be used by the Company may be limitied to approximately $500,000 annually. The recovery of the net deferred tax asset could not be substantiated by currently available objective evidence and, accordingly, the Company has established a full valuation allowance for the balance of its deferred tax assets of $8.6 million. If the Company is able to realize taxable income in the future the valuation allowance will be reduced.

   Results of Operations.

   The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues.

                                                                  Years ended December 31,
                                          ------------------------------------------------------------------------------
                                             2003           %            2002           %           2001          %
                                          -----------   -----------   -----------   ----------   -----------   ---------
Contract revenue                            $ 25,019       100.0 %      $ 20,220      100.0 %      $ 25,509     100.0 %
Cost of revenue                               19,175        76.6 %        16,660       82.4 %        19,744      77.4 %
                                          -----------   -----------   -----------   ----------   -----------   ---------

Gross profit                                   5,844        23.4 %         3,560       17.6 %         5,765      22.6 %
                                          -----------   -----------   -----------   ----------   -----------   ---------
Operating expenses:
     Selling, general and administrative       6,443        25.8 %         6,506       32.2 %         6,036      23.7 %
     Depreciation and amortization               392         1.6 %           395        1.9 %         1,098       4.3 %
                                          -----------   -----------   -----------   ----------   -----------   ---------
Total operating expenses                       6,835        27.4 %         6,901       34.1 %         7,134      28.0 %
                                          -----------   -----------   -----------   ----------   -----------   ---------

Operating loss                                  (991)         (4.0)%      (3,341)       (16.5)%      (1,369)       (5.4)%

Interest expense, net                           (504)         (2.0)%         (55)        (0.3)%        (469)       (1.8)%
Other income (expense), net                     (273)         (1.1)%          37        0.2 %           442       1.7 %
                                          -----------   -----------   -----------   ----------   -----------   ---------

Loss from continuing operations
   before income taxes                        (1,768)         (7.1)%      (3,359)       (16.6)%      (1,396)       (5.5)%
Provision (benefit) for income taxes              93           0.3 %         891          4.4 %        (153)       (0.6)%
                                          -----------   -----------   -----------   ----------   -----------   ---------

Loss from continuing operations               (1,861)         (7.4)%      (4,250)       (21.0)%      (1,243)       (4.9)%
                                          -----------   -----------   -----------   ----------   -----------   ---------

     Income (loss) from discontinued operations,
     net of income taxes                      (1,409)         (5.6)%      (1,693)        (8.4)%       1,502        5.9%
     Loss on sale of discontinued operations    (262)         (1.1)%           -        0.0 %             -        0.0%
                                          -----------   -----------   -----------   ----------   -----------   ---------
Income (loss) from discontinued operations    (1,671)         (6.7)%      (1,693)        (8.4)%       1,502        5.9%
                                          -----------   -----------   -----------   ----------   -----------   ---------
Net income (loss)                           $ (3,532)        (14.1)%    $ (5,943)       (29.4)%       $ 259        1.0%
                                          ===========   ===========   ===========   ==========   ===========   =========



Comparison of 2003 to 2002.

      Contract Revenue. Total contract revenue increased 23.7% as compared to the prior year, from $20.2 million for the year ended December 31, 2002 to $25.0 million for the year ended December 31, 2003. The increase reflects the receipt of several large international simulator contracts in 2003 which had been delayed in 2002. The Company's backlog increased from $19.1 million at December 31, 2002 to $30.4. million at December 31, 2003.
$9.1 million of the December 31, 2002 backlog related to one project which was logged in late December 2002.

      Gross Profit. Gross profit totaled $5.8 million (23.4% of revenue) for the year ended December 31, 2003, as compared with $3.6 million (17.6% of revenue) for the year ended December 31, 2002. The increase in gross margin reflects higher margins on the Company's fossil utility training simulator projects in 2003 and a higher volume of license sales.

      Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $6.4 million in 2003 (25.8% of revenue), a slight decrease from the $6.5 million (32.2% of revenue) for 2002. The Company reduced its bidding and proposal costs in 2003 as compared to the prior year. Included in 2003 SG&A was $264,000 of severance, of which $213,000 had not yet been paid at December 31, 2003 while $291,000 of severance expense was included in 2002 SG&A. The Company increased its net research and product development expenditures ("R&D") in 2003, as discussed below.

      Gross R&D, including software development costs, totaled $856,000 in 2003 versus $763,000 in 2002; capitalized software development costs totaled $542,000 in 2003 versus $555,000 in 2002; and net R&D, expensed and included in SG&A, was $314,000 in 2003 versus $208,000 in 2002.

The increase in the Company's capitalized software development expenditures was related to:

  --The completion of JADE 1.0 (Java Applications & Development Environment), a
    Java-based application that provides a window into the simulation instructor station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run simulation scenarios from anywhere they have access to the web. JADE version 1.0 was released for sale on March 31, 2003.

  --Additional enhancements to JADE that were released in version 2.0, including implementing XML file structure in JADE for pagination, adding wireless PDA for JStation applications, multi-language support, and adding a two phase object oriented flow network. JADE version 2.0 was release at the end of 2003.

      In 2004, the Company expects to reduce its gross R&D spending to approximately $600,000. The Company's research and development efforts will focus on the release of JADE 3.0 to incorporate requested enhancements to the Java-based simulation tools. In addition, the Company will enhance its Xtreme tools to include more sophisticated modeling tools for Microsoft Windows customers. With the closer working relationship with General Physics, the Company will be integrating its simulation capability into the various training programs offered by General Physics to create a unique interactive classroom training solution. Refinements will also be made to the Emergency Operations Center simulator platform REMITS to integrate more third party emergency management software packages. Finally, the Company will continue to integrate its simulation platform with third party thermal performance optimization tools to create a plant-wide optimization tool for the power industry.


      Depreciation and Amortization. Depreciation expense amounted to $392,000 and $395,000 during the years ended December 31, 2003 and 2002, respectively.


      Operating Loss from Continuing Operations. The Company had an operating loss from continuing operations of $1.0 million (4.0% of revenue) for the year ended December 31, 2003 as compared with operating loss of $3.3 million (16.5% of revenue) for the year ended December 31, 2002.


      Interest Expense, Net. Net interest expense increased 816% from $55,000 for the year ended December 31, 2002 to $504,000 in 2003.

      In September 2003, the Company paid off its outstanding bank debt from the cash proceeds of the sale of the Process business. The interest expense incurred on the outstanding bank debt in 2003 prior to the pay down and in 2002 has been included in the costs of the discontinued business.

      In March, 2003, GP Strategies extended their $1.8 million limited guarantee of the Company's bank facility for a one-year period. In consideration for the extension of the guarantee, the Company issued 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common shares on March 21, 2003. The cost of the guarantee is being amortized over the one year period; GSE recognized $135,000 of interest expense in 2003.

      The fees paid to the Company's financial institution as consideration for the extension of the Company's credit facility are being amortized over the life of the credit facility. In 2003, the Company recognized $81,000 of interest expense.

      On October 23, 2003, ManTech sold their subordinated promissory note to GP Strategies. The terms of the subordinated note were amended to allow the conversion of the subordinated debt to GSE common stock at a rate of $1.5526 which was below the market rate ($1.88) on the date the amendment was adopted. The Company recognized additional interest expense of $137,000 reflecting the beneficial conversion premium.

      In 2002, the Company had received $23,000 of interest income related to a Federal income tax refund.

      Other Income (Expense), Net. In 2003, the Company wrote off the balance of its investment in RedStorm Scientific Inc. ($279,000) as the Company deemed the decline in the estimated fair value to be other than temporary. In 2002 the Company had recognized an equity loss of $59,000 on its investment in RedStorm. These losses were offset by foreign currency gains in both years, and royalty income in 2002.

      Provision for Income Taxes. In 2003, the Company recorded an income tax provision of $93,000. The provision is comprised of foreign and state income taxes. The Company has a full valuation allowance on its deferred income tax assets. The difference between the statutory U.S. tax rate and the Company's effective rate for 2003 was primarily due to an increase in the deferred tax asset valuation reserve and foreign taxes.

      The Company recorded an income tax provision of $891,000 in 2002. This provision is mainly the result of an increase in the valuation allowance for the Company's deferred income tax assets. The Company established a full valuation allowance since recovery of the deferred tax asset could not be substantiated by currently available objective evidence. The difference between the statutory U.S. tax rate and the Company's effective rate for 2002 was primarily due to the change in the deferred tax asset valuation reserve and foreign taxes.

      Loss from Discontinued Operations. For the year ended December 31 2003, the Company had an operating loss from discontinued operations of $1.7 million. The Company's Process business was sold on September 25, 2003. For the nine months ended September 30, 2003, the Process business had a 27% decrease in revenue as compared to the same period in the prior year ($13.7 million vs $18.7 million, respectively). The decrease was mainly attributable to a reduction in orders received from the business' major customer, Westinghouse Savannah River Company. Included in the 2003 operating loss was a $262,000 loss on the sale of the Process business and a $115,000 write down of the Company's investment in Avantium International BV.

      For the year ended December 31, 2002, the Company had an operating loss from discontinued operations of $1.7 million. Included in this loss was $2.8 million from the write down of the Company's investment in Avantium International BV.

Comparison of 2002 to 2001.

      Contract Revenue. Total contract revenue was $20.2 million and $25.5 million for the years ended December 31, 2002 and 2001, respectively.

      Although there was increased activity in the U.S. simulator upgrade market in 2002 as compared to the prior year, international revenue decreased due to the completion of several large, multi-year projects. In addition, there were several very large full scope international simulator orders that were delayed throughout 2002 which negatively impacted the Company's 2002 revenue. One of these orders, a $9.1 million simulator for Unit 3 of the Zaporizhya Nuclear Power Station in eastern Ukraine, was received by the Company in late December 2002. The contract was awarded to GSE through Battelle's Pacific Northwest National Laboratory and is part of the Department of Energy's International Nuclear Safety Program.

      Gross Profit. Gross profit totaled $3.6 million (17.6% of revenue) for the year ended December 31, 2002, as compared with $5.8 million (22.6% of revenue) for the year ended December 31, 2001. During 2002, the Power business reduced operations personnel by 14 employees. Despite this reduction in the Company's overhead costs, gross profit as a percentage of revenue decreased as the overhead costs incurred were spread over a lower revenue base.

      Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $6.5 million in 2002 (32.2% of revenue), a 7.8% increase from the $6.0 million (23.7% of revenue) for 2001. The Company had incurred higher bidding and proposal costs in the pursuit of new orders and from the addition of two marketing personnel hired for its security business in the beginning of 2002. In addition there were two staff reductions in 2002; SG&A expense reflected $291,000 of severance expense, of which $51,000 had not been paid at December 31, 2002. The Company decreased its net research and product development expenditures ("R&D"), as discussed below.

      Gross R&D, including software development costs, totaled $763,000 in 2002 versus $605,000 in 2001; capitalized software development costs totaled $555,000 in 2002 versus $140,000 in 2001; and net R&D, expensed and included in SG&A, was $208,000 in 2002 versus $465,000 in 2001.

The increase in the Company's capitalized software development expenditures was related to:

  --The replacement of the Graphic User Interfaces (GUI) for the Power GSuite and Topmeret tools with a Java based GUI, which provides platform independence and internet enabling. Version 1.0 of the new GUI, called JADE, was released for sale on March 31, 2003.


      Depreciation and Amortization. Depreciation expense amounted to $395,000 and $574,000 during the years ended December 31, 2002 and 2001, respectively. The decrease in depreciation in 2002 as compared to 2001 is due to certain assets becoming fully depreciated.

      Due to the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, goodwill is no longer amortized, but is subject to an annual test of impairment. Thus, the Company recognized $524,000 of goodwill amortization in 2001 versus none in 2002.

      Operating Loss from Continuing Operations. The Company had an operating loss from continuing operations of $3.3 million (16.5% of revenue) for the year ended December 31, 2002 as compared with an operating loss of $1.4 million (5.4% of revenue) for the year ended December 31, 2001.

      Interest Expense, Net. Net interest expense decreased 88.3% from $469,000 for the year ended December 31, 2001 to $55,000 in 2002. This decrease is due to a reduction in the average balance outstanding on the Company's subordinated debt to ManTech ($691,000 average for the year ended December 31, 2002 versus $3.6 million average for the prior year) plus the pay down of various notes payable in 2001.

      Other Income (Expense), Net. The Company had foreign currency gains ($68,000) and royalty income ($28,000) in 2002, which were partially offset by the recognition of a $59,000 equity loss on the Company's investment in RedStorm Scientific Inc.

      For the year ended December 31, 2001, other income (expense), net includes the receipt of a $147,000 equity distribution from the Company's liquidated Joint Venture in China (this investment was written off in a prior year), foreign currency gains of $253,000, and royalty income of $42,000.

      Provision for Income Taxes. The Company recorded an income tax provision of $891,000 in 2002. This provision is mainly the result of an increase in the valuation allowance for the Company's deferred income tax assets. The Company established a full valuation allowance since recovery of the deferred tax asset could not be substantiated by currently available objective evidence. The difference between the statutory U.S. tax rate and the Company's effective rate for 2002 was primarily due to the change in the deferred tax asset valuation reserve and foreign taxes.

      The Company recorded an income tax benefit of $153,000 in 2001. This benefit was mainly the result of a decrease in the valuation allowance for the Company's deferred income tax assets. The allowance was decreased to adjust the net deferred tax asset to an amount that management believed was more likely than not to be realized. The difference between the statutory U.S. tax rate and the Company's effective rate for 2001 was primarily due to the change in the deferred tax asset valuation reserve and foreign taxes.

      Loss from Discontinued Operations. For the year ended December 31, 2002, the Company had an operating loss from discontinued operations of $1.7 million. The Process business unit's revenue was $22.9 million in 2002 compared with $25.0 million in 2001. The decrease in Process' revenue was mainly attributable to a reduction in revenue from Process' largest customer, Westinghouse Savannah River Corp. Included in this loss was a $2.8 million write down of the Company's investment in Avantium International BV. For the year ended December 31, 2001, the Company had operating income from discontinued operations of $1.5 million. Included in this operating income was a gain of $3.3 million from the sale of the Company's VirtualPlant business technology and assets to Avantium and a loss of $4.6 million from the write down of the Company's investment in Avantium.

Liquidity and Capital Resources.

      As of December 31, 2003, GSE had cash and cash equivalents of $1.4 million versus $1.6 million at December 31, 2002.

      Cash from operating activities. Net cash provided by operating activities was $1.4 million for the year ended December 31, 2003; $506,000 was provided by continuing operations and $883,000 by discontinued operations. Significant changes in the assets and liabilities of the Company in 2003 included:

  --A $3.0 million increase in contracts receivable. This increase reflects the higher revenue and backlog in 2003 and the completion of significant billing milestones at year-end. The Company's receivables continue to be collected on a timely basis without the need of significant reserves.

  --A $624,000 increase in prepaid expenses and other assets. The increase reflects an advance payment to a subcontractor by the Company on one of its projects and fees incurred in the issuance of project advance payment and performance bonds.

  --A $2.2 million increase in accounts payable, accrued compensation and accrued expenses. Due to the increased project activity in 2003, purchases of materials and subcontractor labor are at a higher level.

  --A $3.3 million increase in billings in excess of revenue earned. The increase reflects the receipt of an advance payment of $1.3 million on one project in 2003 and the timing of milestone billings on several other projects.

     Net cash used in operating activities was $1.2 million for the year ended December 31, 2002; $1.1 million was used in continuing operations and $110,000 was used in discontinued operations. The $1.6 million adjustment of the Company's deferred tax asset valuation allowance was a non-cash item. Significant changes in the assets and liabilities of the Company in 2002 included:

  --A $1.2 million reduction in contracts receivables, reflecting the lower project activity in 2002.

  --A $674,000 decrease in billings in excess of revenue earned. The decrease reflects the completion of work in 2002 on the full scope simulator at the Gorskomatom Rivne 2 unit in the Ukraine.

      Net cash provided by operating activities was $1.9 million for the year ended December 31, 2001; $693,000 was used in continuing operations and $2.6 million was provided by discontinued operations. Significant changes in the assets and liabilities of the Company in 2001 included:

  --A $3.4 million decrease in contracts receivable which was mainly related to the decline in overall revenues.

  --A $3.1 million reduction in accounts payable, accrued compensation and accrued expenses. Due to the Company's improved operating cash flow in 2001 and additional subordinated borrowings from ManTech, the Company was able to reduce its outstanding payables and was current with its vendors at December 31, 2001.

      Cash provided by investing activities. Net cash used in investing activities for the year ended December 31, 2003 was $3.7 million; $4.2 million provided by continuing operations and $506,000 used by discontinued operations.

      The $3.7 million provided by continuing operations included $5.2 million proceeds from the sale of the Process business unit, net of transaction costs, offset by $515,000 in cash payments of contingent consideration for a prior year acquisition, $191,000 of capital expenditures, and $542,000 of capitalized software development costs. Additionally, $245,000 of cash collateralized stand-by letters of credit expired, and the cash collateral was released. Standby letters of credit are issued by the Company in the ordinary course of business through banks as required by certain contracts and proposal requirements.

      For 2002, net cash used in investing activities for the year ended December 31, 2002 was $3.2 million; $1.2 million used in continuing operations and $2.0 million used in discontinued operations. The $983,000 used in continuing operations included $45,000 in cash payments for an acquired business, $170,000 of capital expenditures, and $768,000 of capitalized software development costs. In addition, the Company issued three cash-collateralized stand-by letters of credit totaling $243,000.

      For 2001, net cash used in investing activities was $2.3 million; $2.3 million used in continuing operations and $27,000 used in discontinued operations. The $2.3 million used in continuing operations included $1.1 million in cash payments for acquired businesses ($599,000 of contingent consideration for a prior year acquisition and $491,000 for notes payable related to two prior year acquisitions), $591,000 of capital expenditures, and $668,000 of capitalized software development costs. In 2001, $29,000 of cash collateralized letters of credit expired, and the cash collateral was released.

      Cash provided by financing activities. Cash used in financing activities was $5.5 million, all of which was used in the continuing operations. The Company decreased its borrowings under its bank line of credit by $5.4 million, and had no outstanding bank debt at December 31, 2003.

      For the year ended December 31, 2002, the Company generated $4.0 million net cash through financing activities; $1.4 million was provided by continuing operations and $2.6 million was provided by discontinued operations. The Company received $1.3 million from its escrow agent in January 2002 from a fixed-price rights offering which was completed on December 21, 2001 and received $263,000 for the exercise of employee stock options. The Company increased its borrowings under its bank line of credit by $443,000 to a total of $5.4 million, and decreased its borrowings from ManTech International Corporation by $350,000 to a total of $650,000.

      Cash provided by financing activities was $1.0 million for the year ended December 31, 2001; $1.2 million was used in continuing operations and $2.2 was provided by discontinued operations. GSE reduced its borrowings under its bank line of credit in 2001 by $4.3 million to a total of $5.0 million. However, in 2001 the Company amended its $1.8 million subordinated promissory note to ManTech to increase the amount to $3.9 million, and issued a second subordinated promissory note to ManTech for $1.0 million. Accordingly, the Company increased its subordinated borrowings from ManTech by $3.4 million in 2001 to a total of $4.9 million. In December 2001, ManTech elected to convert the $3.9 million subordinated promissory note into Series A preferred stock, as permitted by the note. The Company also generated $33,000 from the conversion of employee stock options.


        Credit Facilities.

      The Company has a $1.5 million bank line of credit. The credit facility provides for borrowings to support working capital needs and foreign letters of credit. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable and 50% of eligible unbilled receivables (up to a maximum of $250,000). The interest rate on this line of credit is based on the bank's prime rate plus 1.00% (5.00% as of December 31, 2003), with interest only payments due monthly. At December 31, 2003, the Company's available borrowing base was $1.5 million, none of which had been utilized. The current credit facility was scheduled to expire on May 31, 2004; but on March 30, 2004, the Company has entered into a new loan and security agreement with another financial institution.

      In March, 2003, GP Strategies extended their $1.8 million limited guarantee of the Company's bank facility. In consideration for the extension of the guarantee, the Company issued 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common stock on March 21, 2003.

      In 2000, the Company issued a demand promissory note to ManTech that allowed the Company to borrow up to $1.8 million at an interest rate of prime plus one percent. In addition, ManTech provided $1.8 million in standby letters of credit to the Company's bank as additional collateral for the Company's credit facility. In April 2001, ManTech agreed to allow the Company's bank to draw upon ManTech's $1.8 million letter of credit which supported the Company's credit facility, thus paying down a portion of the Company's bank debt in exchange for additional subordinated debt in the Company. Accordingly, the Company's promissory note to ManTech was amended to increase the amount to $3.9 million. The amended note permitted ManTech to convert the principal amount of the note into GSE Series A convertible preferred stock at a conversion rate of $100 per share. The Company determined that the conversion of this debt did not constitute a beneficial conversion. ManTech elected to convert its subordinated debt into preferred equity on December 5, 2001. The Series A convertible preferred stock had no voting rights and bore dividends at the rate of 6% per annum payable quarterly. Dividends accumulated if not paid quarterly and compounded interest accrued on any unpaid dividends. ManTech at its discretion had the right to convert each share of Series A convertible preferred stock into GSE common stock at a purchase price of $2.645 per share at any time after a one-year holding period from the date of issuance. At the end of the third year from the date of issuance, the Series A convertible preferred stock would automatically convert into GSE common stock

      On June 25, 2001, the Company issued an additional unsecured promissory note to ManTech for $1.0 million at an interest rate of prime plus one percent. The Company used the loan proceeds for working capital purposes. The note was subordinated to the Company's credit facility. During 2002, the Company repaid ManTech $350,000, plus $247,000 of interest. In 2003, the Company paid $35,000 of interest.

      On September 29, 2003 the Company amended the ManTech Preferred Stock issuance agreement to revise the conversion rate from $2.645 per share to $1.5526 per share. The change in conversion rate increased the number of common shares available upon conversion from 1,474,480 to 2,511,915. On October 23, 2003 ManTech elected to convert all of its preferred stock to common stock and sold all of its GSE common stock and subordinated debt to GP Strategies. The additional common shares that ManTech received in the conversion due to the change in conversion rate have been recorded as a beneficial conversion premium, valued at $1,950,000 based upon the closing market price per share ($1.88) as of October 23, 2003, and a reduction in income attributable to common stockholders.

      The terms of the $650,000 subordinated note were amended by the Company to allow the conversion of the subordinated debt to GSE common stock at a rate of $1.5526 which was below the market rate ($1.88) on the date the amendment was adopted. Accordingly, the Company recognized additional interest expense of $137,000 reflecting the beneficial conversion premium. GP Strategies elected to convert the note on October 23, 2003 and received 418,653 shares of GSE common stock. As a result of these transactions, GP Strategies owns approximately 58% of the total outstanding common stock of GSE at December 31, 2003.


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

      Other. The following summarizes the Company's contractual cash obligations at December 31, 2003, and the effect these obligations are expected to have on its liquidity and cash flow in future periods:


         Payments Due by Period
          (in thousands)

Contractual Cash Obligations         Total      Less than 1 year    1-3 Years       4-5 Years    After 5 Years


Long Term Debt                       $ -           $ -              $   -           $   -          $ -

Related Party Long Term Debt         $    42       $    33          $     9         $   -          $ -

Purchase Commitments                 $ 6,466       $ 5,294          $ 1,172         $   -          $ -

Net future minimum lease payments    $ 5,616       $   827          $ 2,784         $ 2,005        $ -
                                    ---------     ---------        ---------        ---------     ---------
Total Contractual Cash Obligations   $12,124       $ 6,154          $ 3,965         $ 2,005        $ -


      The Company entered into a sublease agreement with Alpharma USPD Inc. to sublease 29,000 square feet of its Baltimore, MD facility for a five-year period commencing on May 1, 2003. The subtenant may terminate the lease at the end of the second or third year of the agreement provided a six month notice is given. The Company's lease for the space expires in July 2008.

      In conjunction with the sale of the Process business to Novatech LLC in September, 2003, the Company entered into a sublease agreement with Novatech to sublease a portion of the Columbia, Maryland facility for a one-year period.

      As of December 31, 2003, the Company was contingently liable for six letters of credit totaling $502,000. All of these letters of credit represent payment bonds on contracts and have been cash collateralized. In addition, the Company was contingently liable at December 31, 2003 for approximately $65,000 under a performance bond on one contract which was secured by a bank guarantee of the Company's foreign subsidiary.

      Due to the Company's cash situation at the end of 2000, GSE experienced some difficulties in procuring supplies from its vendors for business operations. In January 2001, the Company entered into a purchasing arrangement with ManTech whereby ManTech dealt directly with some of the Company's vendors, ordered the supplies needed and had the products shipped per the Company's instructions. Purchases under this agreement totaled $843,000 for the year ended December 31, 2001. This purchasing arrangement terminated in June 2001.

Recent Developments.

      General Physics Corporation is a wholly owned subsidiary of GP
Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the LIBOR Market Index Rate plus 3%, with interest only payments due monthly. The credit facility expires on August 23, 2005.

      On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE will use General Physics' financial system. GSE will pay an annual fee to General Physics of $685,000. The term of the agreement is one year, subject to earlier termination only upon the mutual consent of the parties to the agreement. The agreement can be renewed for successive one-year terms.

Foreign Exchange.

      A portion of the Company's international sales revenue has been and may be received in a currency other than the currency in which the expenses relating to such revenue are paid. When necessary, the Company enters into forward exchange contracts, options and swap agreements as hedges against certain foreign currency commitments to hedge its foreign currency risk.

Off-balance Sheet Obligations.

      The Company has no off-balance sheet obligations as of December 31, 2003.

New Accounting Standards.


      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with the exit or disposal activity be recognized when incurred at fair value. SFAS No. 146 eliminates the definition and requirements of EITF Issue 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and may have an effect on the timing of future restructuring charges taken, if and when they occur. The Company implemented SFAS No. 146 on January 1, 2003. Adoption had no material impact on results for the year ended December 31, 2003.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The liability recognition requirements of FIN 45 will be applicable prospectively to all guarantees issued or modified after December 31, 2002. The Company has not issued any such guarantees other than product warranties.

      In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which requires the consolidation of certain types of entities. The Company does not participate in any variable interest entities.


Other Matters.

      To date, management believes inflation has not had a material impact on the Company's operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's market risk is principally confined to changes in foreign currency exchange rates. During the year ended December 31, 2003, 4% and 11% of the Company's revenue was from contracts which permitted payments in a currency other than U.S. Dollars, principally Swedish Krona and Japanese Yen, respectively. For the year ended December 31, 2002, 5% of the Company's revenue was in Swedish Krona, 3% was in Japanese Yen. In addition, during the years ended December 31, 2003 and 2002, 13% and 9%, respectively, of the Company's expenses were incurred in Swedish Krona. The Company's exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions. The Company is also exposed to foreign exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

      The Company is also subject to market risk related to the interest rates on its existing line of credit. As of March 30, 2004, such interest rates are based on the prime rate plus 100 basis-points.

      As of December 31, 2003, the Company did not have any outstanding debt that was subject to variable interest rates. However, for the debt that was outstanding earlier in 2003, a 100 basis-point change in such rates during the year ended December 31, 2003 would have increased the Company's annual interest expense by approximately $37,000.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

                                                                           Page
GSE Systems, Inc. and Subsidiaries
  Independent Auditors' Report ..........................................    F-1
  Consolidated Balance Sheets as of December 31, 2003 and 2002...........    F-2
  Consolidated Statements of Operations for the years ended
         December 31, 2003, 2002, and 2001................................   F-3
 Consolidated Statements of Comprehensive Loss for the years ended
     December 31, 2003, 2002, and 2001....................................   F-4
 Consolidated Statements of Changes in Stockholders' Equity for
     the years ended December 31, 2003, 2002, and 2001...................    F-5
 Consolidated Statements of Cash Flows for the years ended
     December 31, 2003, 2002, and 2001....................................   F-6
 Notes to Consolidated Financial Statements...............................   F-7

Independent Auditors' Report



The Board of Directors and Stockholders
GSE Systems, Inc.:


We have audited the accompanying consolidated balance sheets of GSE Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSE Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.


/s/KPMG LLP

Baltimore, Maryland
March 30, 2004

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                                                                      December 31,
                                                                                               ---------------------------
                                                                                                    2003           2002
                                                                                               ------------   ------------
  ASSETS
Current assets:
     Cash and cash equivalents                                                                     $ 1,388        $ 1,617
     Restricted cash                                                                                   473            608
     Contract receivables                                                                            9,457          6,449
     Prepaid expenses and other current assets                                                       1,635            741
     Current assets held for sale                                                                        -          7,787
                                                                                               ------------   ------------
         Total current assets                                                                       12,953         17,202

Equipment and leasehold improvements, net                                                              643            933
Software development costs, net                                                                        946            742
Goodwill, net                                                                                        1,739          1,739
Other assets                                                                                           255            667
Non-current assets held for sale                                                                         -          7,611
                                                                                               ------------   ------------
         Total assets                                                                             $ 16,536       $ 28,894
                                                                                               ============   ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                                $ 33           $ 30
     Accounts payable                                                                                2,946          2,282
     Accrued expenses                                                                                1,518          1,239
     Accrued compensation and payroll taxes                                                          1,752            997
     Billings in excess of revenue earned                                                            3,927            592
     Other current liabilities                                                                         240            141
     Other current liabilities held for sale                                                             -          5,885
                                                                                               ------------   ------------
         Total current liabilities                                                                  10,416         11,166

Long-term debt                                                                                           9          6,123
Accrued warranty reserves                                                                              407            586
Other liabilities                                                                                       25              2
Non-current liabilities held for sale                                                                    -          2,906
                                                                                               ------------   ------------
         Total liabilities                                                                          10,857         20,783
                                                                                               ------------   ------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and
         outstanding 39,000 in 2002                                                                      -              -
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued and
         outstanding 8,949,706 and 5,869,138 in 2003 and 2002, respectively                             89             59
     Additional paid-in capital                                                                     30,815         27,841
     Accumulated deficit - at formation                                                             (5,112)        (5,112)
     Accumulated deficit - since formation                                                         (19,162)       (13,490)
     Accumulated other comprehensive loss                                                             (951)        (1,187)
                                                                                               ------------   ------------
         Total stockholders' equity                                                                  5,679          8,111
                                                                                               ------------   ------------
         Total liabilities and stockholders' equity                                               $ 16,536       $ 28,894
                                                                                               ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


         GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
       (in thousands, except per share data)

                                                                                       Years ended December 31,
                                                                                  2003           2002          2001
                                                                             ------------  -------------  ------------

Contract revenue                                                                $ 25,019       $ 20,220      $ 25,509
Cost of revenue                                                                   19,175         16,660        19,744
                                                                             ------------  -------------  ------------
Gross profit                                                                       5,844          3,560         5,765
                                                                             ------------  -------------  ------------
Operating expenses
     Selling, general and administrative                                           6,443          6,506         6,036
     Depreciation and amortization                                                   392            395         1,098
                                                                             ------------  -------------  ------------
                                                                             ------------  -------------  ------------
Total operating expenses                                                           6,835          6,901         7,134
                                                                             ------------  -------------  ------------

Operating loss                                                                      (991)        (3,341)       (1,369)

Interest expense, net                                                               (504)           (55)         (469)
Other income (expense), net                                                         (273)            37           442
                                                                             ------------  -------------  ------------

Loss from continuing operations before income taxes                               (1,768)        (3,359)       (1,396)

Provision (benefit) for income taxes                                                  93            891          (153)
                                                                             ------------  -------------  ------------
Loss from continuing operations                                                   (1,861)        (4,250)       (1,243)
                                                                             ------------  -------------  ------------

     Income (loss) from discontinued operations, net of income taxes              (1,409)        (1,693)        1,502
     Loss on sale of discontinued operations                                        (262)             -             -
                                                                             ------------  -------------  ------------

Income (loss) from discontinued operations                                        (1,671)        (1,693)        1,502
                                                                             ------------  -------------  ------------
Net income (loss)                                                                 (3,532)        (5,943)          259

Preferred stock dividends and beneficial conversion premium                       (2,140)          (234)          (17)
                                                                             ------------  -------------  ------------

Net income (loss) attributed to common shareholders                             $ (5,672)      $ (6,177)        $ 242
                                                                             ============  =============  ============
     Basic earnings (loss) per common share:
         Continuing operations                                                   $ (0.61)       $ (0.76)      $ (0.24)
         Discontinued operations                                                   (0.26)         (0.29)         0.29
                                                                             ------------  -------------  ------------
            Net income (loss)                                                    $ (0.87)       $ (1.05)       $ 0.05
                                                                             ============  =============  ============
     Diluted earnings (loss) per common share
         Continuing operations                                                   $ (0.61)       $ (0.76)      $ (0.24)
         Discontinued operations                                                   (0.26)         (0.29)         0.29
                                                                             ------------  -------------  ------------
            Net income (loss)                                                    $ (0.87)       $ (1.05)       $ 0.05
                                                                             ============  =============  ============

 The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)



                                                                                        Years ended December 31,
                                                                             -------------------------------------------
                                                                                 2003           2002           2001
                                                                             -------------   ------------  -------------

Net income (loss)                                                                $ (3,532)      $ (5,943)         $ 259

Foreign currency translation adjustment                                               236            128           (413)
                                                                             -------------   ------------  -------------

Comprehensive loss                                                               $ (3,296)      $ (5,815)        $ (154)
                                                                             =============   ============  =============

  The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC, AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                                      Retained Earnings      Accumulated
                                        Common           Preferred     Additional         (Deficit)          Other
                                        Stock              Stock        Paid-in        At         Since      Comprehensive
                                  Shares     Amount   Shares   Amount   Capital      Formation   Formation     Loss        Total
                                 ---------  ------------------ -------------------  ------------------------------------  ----------
Balance, January 1, 2001            5,194      $ 52      -       -    $ 22,230      $(5,112)   $ (7,555)      $ (902)    $ 8,713

Fair value of options/warrants
  issued to non-employees              -         -       -       -         194           -           -             -         194
Common  stock issued for options
  exercised                            25        -       -       -          33           -           -             -          33
Conversion of subordinated debt
  to preferred stock                   -         -      39       -       3,900           -           -             -       3,900
Rights offering                       523         5      -       -       1,178           -           -             -       1,183
Preferred stock dividends
  declared and payable                 -         -       -       -           -           -          (17)           -         (17)
Foreign currency translation
  adjustment                           -         -       -       -           -           -           -          (413)       (413)
Net income                             -         -       -       -           -           -          259            -         259
                                 ---------  --------  -------- ------- -----------  ----------  ----------  ------------  ----------
Balance, December 31, 2001          5,742      $ 57     39     $ -    $ 27,535      $(5,112)   $ (7,313)    $ (1,315)   $ 13,852

Common  stock issued for options
   exercised                         128         2       -       -         261           -           -             -         263
Stock option compensation               -         -      -       -          45           -           -             -          45
Preferred stock dividends
  declared and payable                  -         -      -       -           -           -         (234)           -        (234)
Foreign currency translation
  adjustment                            -         -      -       -           -           -           -           128         128
Net loss                                -         -      -       -           -           -       (5,943)           -      (5,943)
                                 ---------  --------  -------- ------- -----------  ----------  ----------  ------------  ----------
Balance, December 31, 2002          5,870      $ 59     39     $ -    $ 27,841      $(5,112)  $ (13,490)    $ (1,187)    $ 8,111

Common stock issued to GP
  Strategies Corporation              150         1      -       -         179           -           -             -         180
Fair value of warrants issued
  to non-employees                      -         -      -       -          86           -           -             -          86
Preferred stock dividends
  declared and payable                  -         -      -       -           -           -         (190)           -        (190)
Stock dividend issued due to
  change in preferred stock
  conversion price                  1,037        10      -       -       1,940           -       (1,950)           -           -
Conversion of preferred stock to
  common stock                      1,474        15    (39)      -         (14)          -           -             -           1
Conversion of subordinated debt
  to common stock                     419         4                        783                                               787
Foreign currency translation
  adjustment                            -         -      -       -           -           -           -           236         236
Net loss                                -         -      -       -           -           -       (3,532)           -      (3,532)
                                 ---------  --------  -------- ------- -----------  ----------  ----------  ------------  ----------
Balance, December 31, 2003          8,950      $ 89      -     $ -    $ 30,815      $(5,112)  $ (19,162)      $ (951)    $ 5,679
                                 =========  ========  ======== ======= ===========  ==========  ==========  ============  ==========
The accompanying notes are an integral part of these consolidated financial statements.


         GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
     (in thousands)

                                                                                           Years ended December 31,
                                                                                -------------------------------------------
                                                                                       2003           2002           2001
                                                                                -------------   ------------  -------------
Cash flows from operating activities:
Net income (loss)                                                                   $ (3,532)      $ (5,943)         $ 259
     Income (loss) from discontinued operations                                       (1,409)        (1,693)         1,502
     Loss on sale of discontinued operations                                            (262)             -              -
                                                                                -------------   ------------  -------------
Loss from continuing operations                                                       (1,861)        (4,250)        (1,243)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                       731            653          1,537
     Foreign currency transaction gain                                                    (5)           (34)          (253)
     Stock option compensation                                                             -             45              -
     Deferred income taxes                                                                 -          1,600           (476)
     Changes in assets and liabilities:
         Contract receivables                                                         (3,010)         1,248          3,407
         Prepaid expenses and other assets                                              (624)           272           (464)
         Accounts payable, accrued compensation and accrued expenses                   2,160            230         (3,125)
         Billings in excess of revenue earned                                          3,335           (674)           297
         Accrued warranty reserves                                                      (158)           (60)            85
         Other liabilities                                                               (26)           (61)          (390)
         Income taxes payable                                                            (36)           (64)           (68)
                                                                                -------------   ------------  -------------
     Net cash provided by (used in) continuing operations                                506         (1,095)          (693)
     Net cash provided by discontinued operations                                        883           (110)         2,603
                                                                                -------------   ------------  -------------
Net cash provided by (used in) operating activities                                    1,389         (1,205)         1,910
                                                                                -------------   ------------  -------------

Cash flows from investing activities:
     Proceeds from sale of Process business, net of transaction costs                  5,245              -              -
     Net cash paid for acquisition of businesses                                        (515)           (45)        (1,090)
     Capital expenditures                                                               (191)          (170)          (591)
     Capitalized software development costs                                             (542)          (768)          (668)
     Releases (restrictions) of cash as collateral under letters of credit, net          245           (243)            29
     Other cash used in discontinued operations, net                                    (506)        (1,997)           (27)
                                                                                -------------   ------------  -------------
Net cash provided by (used in) investing activities                                    3,736         (3,223)        (2,347)
                                                                                -------------   ------------  -------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                              -            1,583             33
     Proceeds from issuance of notes payable to related party                            -              -            3,350
     Repayment on note payable to related party                                          -             (350)           -
     (Decrease) increase in borrowings under line of credit                           (5,431)           443         (4,289)
     Other financing repayments                                                          (30)          (269)          (269)
     Other cash provided by discontinued operations, net                                 -            2,589         2,198
                                                                                -------------   ------------  -------------
Net cash provided by (used in) financing activities                                   (5,461)          3,996         1,023
                                                                                -------------   ------------  -------------
Effect of exchange rate changes on cash                                                  107              9            (11)
                                                                                -------------   ------------  -------------
Net increase (decrease) in cash and cash equivalents                                    (229)          (423)           575
Cash and cash equivalents at beginning of year                                         1,617          2,040          1,465
                                                                                -------------   ------------  -------------
Cash and cash equivalents at end of year                                             $ 1,388        $ 1,617        $ 2,040
                                                                                =============   ============  =============

The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001

1.  Business and liquidity

      GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") develops and delivers business and technology solutions by applying simulation software, systems and services to the energy industry worldwide. The Company's solutions and services assist customers in improving quality, safety and throughput; reducing operating expenses; and enhancing overall productivity.

      The Company's operations are subject to certain risks and uncertainties including, among others, rapid technological changes, success of the Company's product development, marketing and distribution strategies, the need to manage growth, the need to retain key personnel and protect intellectual property, and the availability of additional financing on terms acceptable to the Company.

      In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process, and Novatech. The Company received $5.5 million in cash, subject to certain adjustments. The operating results of the Company's Process business have been classified as discontinued operations in the Consolidated Statements of Operations for all periods presented.

      On September 29, 2003 the Company amended the ManTech Preferred Stock issuance agreement to revise the conversion rate from $2.645 per share to $1.5526 per share. The change in conversion rate increased the number of common shares available upon conversion from 1,474,480 to 2,511,915. On October 23, 2003 ManTech elected to convert all of its preferred stock to common stock and sold all of its GSE common stock and subordinated debt to GP Strategies. The additional common shares that ManTech received in the conversion due to the change in conversion rate have been recorded as a beneficial conversion premium, valued at $1,950,000 based upon the closing market price per share ($1.88) as of October 23, 2003, and a reduction in income attributable to common stockholders. The terms of the $650,000 subordinated note were amended by the Company to allow the conversion of the subordinated debt to GSE common stock at a rate of $1.5526 which was below the market rate ($1.88) on the date the amendment was adopted. Accordingly, the Company recognized additional interest expense of $137,000 reflecting the beneficial conversion. GP Strategies elected to convert the note on October 23, 2003 and received 418,653 shares of GSE common stock. As a result of these transactions, GP Strategies owns approximately 58% of the total outstanding common stock of GSE at December 31, 2003.



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

Revenue recognition

      The majority of the Company's revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes income as work progresses on the contract and is based on an estimate of the income earned to date, less income recognized in earlier periods. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.

      As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience. The Company's long-term contracts generally provide for a one-year warranty on parts, labor and any bug fixes as it relates to software embedded in the systems.

      The Company's system design contracts do not provide for "post customer support service" (PCS) in terms of software upgrades, software enhancements or telephone support. In order to obtain PCS, the customers must purchase a separate contract. Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, and maintenance releases. The Company recognizes revenue from these contracts ratably over the life of the agreements in accordance with Statement of Position 97-2 "Software Revenue Recognition".

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


Equipment and leasehold improvements, net

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

Research and development

      Development expenditures incurred to meet customer specifications under contracts are charged to contract costs. Company sponsored research and development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored research and development activities relating to the development of new products and services or the improvement of existing products and services, were approximately $856,000, $763,000, and $605,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

Asset impairment

      The Company periodically evaluates the recoverability of its long-lived assets by comparing the carrying value of the asset to management's best estimate of the expected future cash flows to be generated by the asset, undiscounted and without interest costs. Impairments are recognized in operating results to the extent that the carrying value exceeds fair value. No impairment losses were recognized in 2003, 2002 or 2001.

Goodwill

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of $1.7 million. During 2002, the Company completed its analysis pursuant to the transitional provisions of SFAS No. 142 and determined that no impairment charge was necessary. On December 31, 2002 and 2003, the Company completed a further analysis of goodwill and determined no impairment charge was necessary.

      Net income and net income per share for the year ended December 31, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:

(in thousands, except for per share amounts)                          December 31,
                                                                          2001
                                                                    -----------------
Net income attributed to common stockholders, as reported                      $ 242
Add:  goodwill amortization, net of taxes                                        602
                                                                    -----------------
Net income, as adjusted                                                        $ 844
                                                                    =================
Net income per share, as reported:

Basic earnings (loss) per common share:
              Continuing operations                                          $ (0.24)
              Discontinued operations                                           0.29
                                                                    -----------------
                          Net income                                          $ 0.05
                                                                    =================
Diluted earnings (loss) per common share
              Continuing operations                                          $ (0.24)
              Discontinued operations                                           0.29
                                                                    -----------------
                          Net income                                          $ 0.05
                                                                    =================
Net income per share, as adjusted:

Basic earnings (loss) per common share:
              Continuing operations                                          $ (0.14)
              Discontinued operations                                           0.30
                                                                    -----------------
                          Net income                                          $ 0.16
                                                                    =================
Diluted earnings (loss) per common share
              Continuing operations                                          $ (0.14)
              Discontinued operations                                           0.30
                                                                    -----------------
                          Net income                                          $ 0.16
                                                                    =================




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

Foreign currency translation

      Balance sheet accounts for foreign operations are translated at the exchange rate at the balance sheet date, and income statement accounts are translated at the average exchange rate for the period. The resulting translation adjustments are included in accumulated other comprehensive loss in stockholders' equity. Transaction gains and losses, resulting from changes in exchange rates, are included in other income (expense) in the Consolidated Statements of Operations in the period in which they occur. For the years ended December 31, 2003, 2002, and 2001, foreign currency transaction gains were approximately $5,000, $34,000, and $253,000, respectively.

Warranties

      As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims. The activity in the warranty accounts is as follows:

(in thousands)
-
                                    For the years ended December 31,
                                 ------------------------------------------
                                      2003            2002           2001
                                   ---------       ---------      ---------

Beginning balance                    $ 667           $ 727          $ 642


Current year provision                 569             686            666
-
Current year claims                   (628)           (746)          (581)
                                   ---------       ---------      ---------
Ending balance                       $ 609           $ 667          $ 727
                                   =========       =========      =========



       As of December 31, 2003 and 2002, $407,000 and $586,000, respectively, of the warranty reserve was recorded as a long-term liability with the balance recorded as a current liability.

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

(in thousands, except per share data)                                                     Years ended
                                                                                          December 31,
                                                                      --------------------------------------------------
                                                                           2003               2002             2001
                                                                      ----------------    -------------    -------------

Net income (loss) attributed to
     common stockholders, as reported                                    $ (5,672)         $ (6,177)          $ 242
Add stock-based employee compensation expense
     included in reported net loss, net of tax                                 -                 45               -
Deduct total stock-based employee compensation
     expense determined under fair-value-method
     for all awards, net of tax                                              (381)             (422)           (878)
                                                                      ----------------    -------------    -------------

     Pro forma net loss                                                  $ (6,053)         $ (6,554)         $ (636)
                                                                      ================    =============    =============

Net income (loss) per share, as reported:

Basic                                                                     $ (0.87)          $ (1.05)          $ 0.05
Diluted                                                                   $ (0.87)          $ (1.05)          $ 0.05

Proforma net loss per share:

Basic                                                                     $ (0.93)          $ (1.12)         $ (0.12)
Diluted                                                                   $ (0.93)          $ (1.12)         $ (0.12)




      The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 2001: expected volatility of 110%; dividend yield of 0%; risk-free interest rate of 4.0%; and expected lives of 4.5 years. The weighted-average fair value of options granted during 2001 was $1.55 per share. There were no options granted during 2003 or 2002.

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

(in thousands, except for share and per share amounts)
                                                         Years ended December 31,
                                                 ------------------------------------------
                                                      2003          2002            2001
                                                 ------------      ----------      ----------
Numerator:
     Net income (loss)                              $ (3,532)      $ (5,943)         $ 259
     Stock dividend- beneficial conversion            (1,950)           -               -
       premium
     Preferred stock dividends                          (190)          (234)          (17)
                                                  -----------      ----------       ----------
     Net income (loss) attributed to
         common stockholders                       $  (5,672)      $ (6,177)         $ 242
                                                  ===========      ==========      ===========
Denominator:

     Weighted-average shares outstanding for basic
         earnings per share                         6,542,000      5,863,134     5,217,453

     Effect of dilutive securities:
         Employee stock options, warrants and
         options outside the plan                       -             -             41,563
                                                  -----------     -----------     ------------
     Adjusted weighted-average shares outstanding
         and assumed conversions for diluted
         earnings per share                         6,542,000      5,863,134     5,259,016
                                                  ===========     ===========    ==============
     Shares related to dilutive securities
        excluded  because inclusion would
        be anti-dilutive:                           1,903,976      3,166,456     3,436,195
                                                  ===========     ===========    =============


      The difference between the basic and diluted number of weighted average shares outstanding for the year ended December 31, 2001 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The net income (loss) for the years ended December 31, 2003, 2002 and 2001 was decreased by preferred stock dividends and related charges of $2,140,000, $234,000 and $17,000, respectively, in calculating the per share amounts. The preferred stock was converted into common stock on October 23, 2003. Conversion of the preferred stock was not assumed for the years ended December 31, 2002 and 2001 because the impact was anti-dilutive.

Concentration of credit risk

      The Company is subject to concentration of credit risk with respect to contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy industry. For the years ended December 31, 2003, 2002 and 2001, one customer accounted for approximately 29%, 23%, and 33%, respectively, of the Company's revenue. At December 31, 2003, the contracts receivable balance related to this significant customer was approximately $2.5 million, or 26.8% of contract receivables, of which $774,000 was unbilled at year-end.

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

      At December 31, 2003, the Company had contracts for the sale of approximately $81,000 and $746,000 of Euros and Japanese Yen, respectively, at fixed rates. The contracts expire on various dates through June, 2004. The Company has not designated the contracts as hedges and, accordingly, has recorded the estimated fair value of the contracts of $1,000 at December 31, 2003 as an other asset in the consolidated balance sheet and other income (expense) in the consolidated statement of operations.

Reclassifications

      Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

New Accounting Standards


      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with the exit or disposal activity be recognized when incurred at fair value. SFAS No. 146 eliminates the definition and requirements of EITF Issue 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and may have an effect on the timing of future restructuring charges taken, if and when they occur. The Company implemented SFAS No. 146 on January 1, 2003. Adoption had no material impact on results for the year ended December 31, 2003.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The liability recognition requirements of FIN 45 will be applicable prospectively to all guarantees issued or modified after December 31, 2002. The Company has not issued any such guarantees other than product warranties.

      In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which requires the consolidation of certain types of entities. The Company does not participate in any variable interest entities.


3.    Discontinued Operations

      In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The Company received $5.5 million in cash, subject to certain adjustments. The Company recognized a loss on this transaction of $262,000. In conjunction with the transaction, Novatech purchased certain assets with a book value of $11.7 million and assumed certain operating liabilities totaling approximately $6.8 million. The Company incurred approximately $865,000 of closing costs associated with the transaction. Results of operations have been restated to classify the net earnings, assets and liabilities of the Process business as discontinued operations.

      The contract revenue and net income (loss) for the discontinued Process business was:

(in thousands)                                                  Years ended December 31,
                                                            -----------------------------------------
                                                               2003            2002            2001
                                                            ---------       ---------       ---------
Contract revenue                                               13,693         22,896          24,822
Income (loss) from discontinued operations                     (1,671)        (1,693)          1,502



      Income (loss) from discontinued operations includes income in 2001 of $3.3 million from the sale of the Company's VirtualPlant business technology and assets, developed by the Process Business, to Avantium International BV ("Avantium") and losses in 2003, 2002 and 2001 of $115,000, $2.8 million and $4.6 million, respectively, from the write down of the Company's investment in Avantium.

      Significant categories of assets and liabilities from the discontinued operations at December 31, 2002 are included in the table below:


(in thousands)                                            December 31,

                                                               2002
                                                          -------------
Contract receivables                                          $ 4,313
Inventories                                                     1,561
Prepaid expenses and other current assets                       1,915
Property and equipment, net                                       764
Software development costs, net                                 3,659
Goodwill, net                                                   1,162
Other assets                                                    2,024
                                                          -------------
              Total assets                                     15,398
                                                          -------------

Current portion of long-term debt                               1,875
Accounts payable                                                  240
Accrued expenses                                                  488
Accrued compensation and payroll taxes                            404
Billings in excess of revenue earned                            2,467
Accrued warranty reserves                                         410
Long-term debt                                                  1,909
Billings in excess of revenue earned- long term                   998
                                                          -------------
              Total liabilities                                 8,791
                                                          -------------
              Net assets                                      $ 6,607
                                                          =============



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


(in thousands)                                                    December 31,
                                                           ---------------------------
                                                              2003           2002
                                                           ------------  -------------
Billed receivables                                             $ 5,069        $ 2,853
Recoverable costs and accrued profit not billed                  4,395          3,631
Allowance for doubtful accounts                                     (7)           (35)
                                                           ------------  -------------
      Total contract receivables                               $ 9,457        $ 6,449
                                                           ============  =============




5. Prepaid expenses and other current assets

       Prepaid expenses and other current assets consist of the following:

(in thousands)                                                  December 31,
                                                          ---------------------------
                                                              2003          2002
                                                          ------------- -------------
Prepaid expenses                                               $ 1,485         $ 446
Employee advances                                                   16            49
Other current assets                                               134           246
                                                          ------------- -------------
      Total                                                    $ 1,635         $ 741
                                                          ============= =============




6. Equipment and leasehold improvements

       Equipment and leasehold improvements consist of the following:

(in thousands)                                             December 31,
                                                          ---------------------------
                                                              2003          2002
                                                          -------------  ------------
Computer equipment                                             $ 2,772       $ 2,900
Leasehold improvements                                             692           828
Furniture and fixtures                                           1,158         1,304
                                                          -------------  ------------
                                                                 4,622         5,032
Accumulated depreciation and amortization                       (3,979)       (4,099)
                                                          -------------  ------------
      Equipment and leasehold improvements, net                  $ 643         $ 933
                                                          =============  ============





Depreciation and amortization expense was approximately $392,000, $395,000, and $1,098,000, for the years ended December 31, 2003, 2002, and 2001, respectively.


7. Software development costs

       Software development costs, net, consist of the following:

(in thousands)                                                  December 31,
                                                          ---------------------------
                                                                2003          2002
                                                          -------------  ------------
Capitalized software development costs                          $1,207          $986
Accumulated amortization                                          (261)         (244)
                                                          -------------  ------------
      Software development costs, net                             $946          $742
                                                          =============  ============




Software development costs capitalized were approximately $542,000, $555,000, and $140,000, for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of software development costs capitalized was approximately $339,000, $256,000, and $575,000, for the years ended December 31, 2003, 2002 and 2001, respectively, and were included in cost of revenue.


8.  Long-term Debt

        The Company's long-term debt consists of the following notes payable and other financing arrangements:

(in thousands)                                                      December 31,
                                                            ---------------------------
                                                                 2003           2002
                                                            ------------   ------------
Line of credit with bank                                            $ -        $ 5,431
Note payable to related parties (see Note 16)                         -            650
Notes payable, other                                                 42             72
                                                            ------------   ------------
      Total notes payable and financing arrangements                 42          6,153
Less amounts payable within one year                                 33             30
                                                            ------------   ------------
      Long-term portion                                             $ 9        $ 6,123
                                                            ============   ============



Line of Credit

      The Company has a $1.5 million bank line of credit. The credit facility provides for borrowings to support working capital needs and foreign letters of credit. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 85% of eligible accounts receivable and 50% of eligible unbilled receivables (up to a maximum of $250,000). The interest rate on this line of credit is based on the bank's prime rate plus 1.00% (5.00% as of December 31, 2003), with interest only payments due monthly. At December 31, 2003, the Company's available borrowing base was $1.5 million, none of which had been utilized. The current credit facility was scheduled to expire on May 31, 2004; but on March 30, 2004, the Company has entered into a new loan and security agreement with another financial institution. See Note 20, Subsequent events for a discussion of the new credit facility.

      In March, 2003, GP Strategies extended their $1.8 million limited guarantee of the Company's bank facility. In consideration for the extension of the guarantee, the Company issued 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common stock on March 21, 2003. The Company recorded the value of $180,000 as deferred financing cost with a corresponding credit to common stock and additional paid-in capital. The deferred costs are being amortized over the life of the guarantee.

Notes Payable to Related Parties

      In 2000, the Company issued a demand promissory note to ManTech that allowed the Company to borrow up to $1.8 million at an interest rate of prime plus one percent. In addition, ManTech provided $1.8 million in standby letters of credit to the Company's bank as additional collateral for the Company's credit facility. In April 2001, ManTech agreed to allow the Company's bank to draw upon ManTech's $1.8 million letter of credit which supported the Company's credit facility, thus paying down a portion of the Company's bank debt in exchange for additional subordinated debt in the Company. Accordingly, the Company's promissory note to ManTech was amended to increase the amount to $3.9 million. The amended note permitted ManTech to convert the principal amount of the note into GSE Series A convertible preferred stock at a conversion rate of $100 per share. The Company determined that the conversion of this debt did not constitute a beneficial conversion. ManTech elected to convert its subordinated debt into equity on December 5, 2001 (see Note 11).

      On June 25, 2001, the Company issued an additional unsecured promissory note to ManTech for $1.0 million at an interest rate of prime plus one percent. The Company used the loan proceeds for working capital purposes. The note was subordinated to the Company's credit facility. During 2002, the Company repaid ManTech $350,000, plus $247,000 of interest. In 2003, the Company paid $35,000 of interest.

      On October 23, 2003, ManTech sold this subordinated note to GP Strategies Corporation. The terms of the subordinated note were amended to allow the conversion of the subordinated debt to GSE common stock at a rate of $1.5526 which was below the market rate ($1.88) on the date the amendment was adopted. Accordingly, the Company recognized additional interest expense of $137,000 reflecting the beneficial conversion premium. GP Strategies elected to convert the note on October 23, 2003 and received 418,653 shares of GSE common stock.

Debt maturities

Aggregate maturities of debt outstanding at December 31, 2003 are as follows:

      (in thousands)
           2004                                                    $ 33
           2005                                                       9
                                                            ------------
           Total                                                   $ 42
                                                            ============




9.  Income taxes

        The consolidated loss before income taxes, by domestic and foreign sources, is as follows:


(in thousands)                                     Years ended December 31,
                                          ----------------------------------------
                                               2003          2002          2001
                                          -----------   ------------  ------------
Domestic                                    $ (3,609)      $ (3,866)       $ (135)
Foreign                                          196           (688)           41
                                          -----------   ------------  ------------
                  Total                     $ (3,413)      $ (4,554)        $ (94)
                                          ===========   ============  ============



        The provision (benefit)for income taxes is as follows:

(in thousands)                                      Years ended December 31,
                                            ------------------------------------------
                                                   2003          2002           2001
                                            -------------  ------------   ------------
Current:
      Federal                                        $ -        $ (112)          $ 54
      State                                           53           (57)            26
      Foreign                                         66           (42)            43
                                            -------------  ------------   ------------
           Subtotal                                  119          (211)           123
                                            -------------  ------------   ------------
Deferred:
      Federal and state                                -         1,694           (448)
      Foreign                                          -           (94)           (28)
                                            -------------  ------------   ------------
           Subtotal                                    -         1,600           (476)
                                            -------------  ------------   ------------

           Total                                   $ 119       $ 1,389         $ (353)
                                            =============  ============   ============
The allocation of the provision (benefit)
  for income taxes to continuing and
  discontinued operations is as follows:
Continuing operations                               $ 93         $ 891         $ (153)
Discontinued operations                               26           498           (200)
                                            -------------  ------------   ------------
                                                   $ 119       $ 1,389         $ (353)
                                            =============  ============   ============



       The provision (benefit)for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory rate to pre-tax loss as a result of the following:


                                              Effective tax rate percentage (%)
                                                    Years ended December 31,
                                          --------------------------------------------

                                               2003            2002          2001
                                          ------------     ----------    ----------
Statutory U.S. tax rate                         (34.0)%        (34.0)%       (34.0)%
State income tax, net of federal tax benefit      1.0           (2.0)         31.0
Effect of foreign operations                     (0.1)           0.9           6.2
Change in valuation allowance                    36.1           61.8        (447.6)
Other, principally permanent differences          0.5            3.8          68.9
                                          ------------     ----------    ----------
     Effective tax rate                           3.5 %         30.5 %      (375.5)%
                                          ============     ==========    ==========


      Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of the deferred income tax assets (liabilities) is as follows:


(in thousands)                                                            December 31,
                                                                   ---------------------------
                                                                      2003           2002
                                                                   -----------   -------------
Net operating loss carryforwards                                      $ 6,133         $ 6,246
Investments                                                             1,570           1,512
Foreign tax credits                                                       378             379
Accrued expenses                                                          288             243
Expenses not currently deductible for tax purposes                        268             878
Alternative minimum tax credit carryforwards                               162             162
Property and equipment                                                     34             (90)
Software development costs                                               (347)         (1,615)
Other                                                                      95              60
                                                                   -----------   -------------
      Subtotal                                                          8,581           7,775
Valuation allowance                                                    (8,581)         (7,775)
                                                                   -----------   -------------
      Total                                                            $ -             $ -
                                                                   ===========   =============



      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future income in making this assessment. Since management could not substantiate recovery of the net deferred tax assets with currently available objective evidence, the Company has established a full valuation allowance of $8,581,000 at December 31, 2003. If the Company is able to realize taxable income in the future the valuation allowance will be reduced. The net change in the valuation allowance for deferred tax assets was an increase of $806,000 in 2003, an increase of $2,845,000 in 2002 and a reduction of $420,000 in 2001.

      At December 31, 2003, the Company had available $15,890,000 and $955,000 of domestic and foreign net operating loss carryforwards, respectively, which expire between 2012 and 2023. In addition, the Company had $378,000 of foreign tax credit carryforwards, which expire in various amounts during 2004 and 2005. The amount of loss carryforward which can be used by the Company may be limited to approximately $500,000 annually.


10.   Capital stock

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

      On April 5, 1999, the Company agreed to replace the outstanding warrants of two non-employees as consideration for their consulting services relative to the Company's equity raising initiatives. One non-employee had 6,000 warrants, the other had 24,000. The replacement warrants have an exercise price of $4.125 and expire 5 years from the date of grant.


      On March 6, 2001, the Company granted warrants to purchase shares of the Company's common stock to two non-employees for certain services rendered. The warrants provide the right for each employee to purchase 37,500 shares of the Company's common stock at $1.00 per share. In 2001, the Company recognized expense related to the warrants of $115,000.

      On March 9, 2001, the Company arranged a consulting agreement with a terminated employee. In consideration of consulting services, the Company granted fully vested options to purchase 53,000 shares of the Company's common stock at $1.70 per share. In 2001, the Company recognized expense related to these options based on their estimated fair value of $79,000.

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

      In March, 2003 GP Strategies extended their $1.8 million limited guarantee of the Company's bank facility through March 31, 2004. In consideration for the extension of the guarantee, the Company issued 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common stock on March 21, 2003. The Company recorded the value of $180,000 as deferred financing cost with a corresponding credit to common stock and additional paid-in capital. The deferred costs are being amortized over the life of the guarantee.

      In June 2003, the Company received a $6.6 million order from the Mexican utility Comision Federal de Electricidad (CFE) for a major simulator upgrade to the Laguna Verde nuclear plant near Vera Cruz, Mexico. The contract required that the Company issue an advance payment bond ($1.8 million) and a performance bond ($1.3 million) to CFE. On July 9, 2003, the Company entered into a Collateral Agreement with ManTech in which ManTech agreed to issue two letters of credit on the Company's behalf to a Mexican surety company as collateral for the bonds. One letter of credit will be outstanding for at least 30 months or until the advance payment bond is released, which ever is later, and the other letter of credit will be outstanding for at least 42 months or until the performance bond is released, which ever is later. As consideration of ManTech's issuance of the letters of credit, the Company issued 100,000 warrants at an exercise price of $1.33 per share, the closing price on July 8, 2003 and will pay ManTech a fee equal to 7% per annum on the total amount of the then-existing value of the letters of credit, payable on a quarterly basis. The Company is amortizing the estimated fair value of these warrants ($86,000) over the live of the related letters of credit as additional contract costs.

      On October 23, 2003 ManTech converted its preferred stock to 2,511,915 shares of GSE common stock. See the discussion of this transaction in Note 11, Series A Convertible Preferred Stock.

      On October 23, 2003 GP Strategies purchased a $650,000 unsecured subordinated promissory note from ManTech. The terms of the subordinated note were amended by the Company to allow the conversion of the subordinated debt to GSE common stock at a rate of $1.5526. GP Strategies elected to convert the note on October 23, 2003 and received 418,653 shares of GSE common stock. See Note 8, Long-term debt for further discussion of this transaction.

      As of December 31, 2003, the Company has reserved 1,903,976 shares of common stock for issuance upon exercise of stock options and warrants.


11.   Series A Convertible Preferred Stock

      On December 5, 2001, ManTech elected to convert $3.9 million of subordinated debt into Series A convertible preferred stock at a conversion rate of $100 per share. The Company determined that the conversion of this debt into preferred stock did not constitute a beneficial conversion. The Series A convertible preferred stock had no voting rights and bore dividends at the rate of 6% per annum payable quarterly. Dividends accumulated if not paid quarterly and compounded interest accrued on any unpaid dividends. As of December 31, 2003 and 2002, the Company had accrued dividends payable of $366,000 and $176,000, respectively

      ManTech, at its discretion, had the right to convert each share of Series A convertible preferred stock into GSE common stock at a purchase price of $2.645 per share at any time after a one-year holding period from the date of issuance. On September 29, 2003 the Company amended the Preferred Stock issuance agreement to revise the conversion rate to $1.5526 per share. The change in conversion rate increased the number of common shares available upon conversion from 1,474,480 to 2,511,915. On October 23, 2003 ManTech elected to convert all of its preferred stock to common stock in conjunction with the sale of its ownership in GSE to GP Strategies. The additional common shares that ManTech received in the conversion due to the change in conversion rate have been recorded as a beneficial conversion premium, valued at $1,950,000 based upon the closing market price per share ($1.88) as of October 23, 2003, and a reduction in income attributable to common stockholders.

12.  Stock options

Long term incentive plan

      During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the "Plan"), which includes all officers, key employees and non-employee members of the Company's Board of Directors. All options to purchase shares of the Company's common stock under the Plan expire seven years from the date of grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the grant date and 30% vesting on each of the second and third anniversaries of the grant date, subject to acceleration under certain circumstances. At December 31, 2003, the Company had 679,644 shares of common stock reserved for the future grants under the Plan.


      Stock option activity under the Plan is as follows:

                                                                                         Weighted
                                                                                          Average
                                                                     Shares           Exercise Price
                                                                 ---------------      ----------------


Options outstanding, as of January 1, 2001                            1,437,105                $ 4.81
                 Options exercised                                      (25,000)                (1.33)
                 Options canceled                                       (99,950)                (4.59)
                 Options granted                                        547,000                  1.95
                                                                 ---------------

Options outstanding, as of December 31,2001                           1,859,155                $ 4.03

                 Options exercised                                     (128,000)                (2.05)
                 Options canceled                                       (39,179)                (2.00)
                 Options granted                                            -                     -
                                                                 ---------------

Options outstanding, as of December 31, 2002                          1,691,976                $ 4.15

                 Options exercised                                          -                     -
                 Options canceled                                       (35,500)                (2.28)
                 Options granted                                            -                     -
                                                                 ---------------

Options outstanding, as of December 31, 2003                          1,656,476                $ 4.19
                                                                 ===============





The following table summarizes information relating to currently outstanding and exercisable options at December 31, 2003:

                                       Options Outstanding                                 Options Exercisable
                             --------------------------------------------------    --------------------------------
                                                  Weighted
                                                  Average
                                                 Remaining         Weighted                            Weighted
       Range of                  Options          Contract         Average            Options          Average
   Exercise Prices             Outstanding     Life in Years    Exercise Price      Exercisable     Exercise Price
-----------------------      ----------------  ---------------  ---------------    ---------------  ---------------
$1.48   -  $2.95                   510,550          4.0              $ 2.15            393,550          $ 2.18
$2.96   -  $4.43                   789,485          2.6                3.67            389,485            3.83
$4.44   -  $5.90                   200,000          3.1                4.75            200,000            4.75
$5.91   -  $7.38                    10,000          3.3                6.38             10,000            6.38
$7.39   -  $8.85                    20,000          3.2                7.50             20,000            7.50
$8.86   -  $11.80                      200          2.6               11.25                200           11.25
$11.81 - $14.75                    126,241          1.7               14.11            126,241           14.11
                             ----------------                                      ---------------
Total                            1,656,476          3.0              $ 4.19          1,139,476          $ 4.65
                             ================                                      ===============





      In 1997, the Company granted one of its senior executives a stock option to acquire 25,000 shares of common stock at an exercise price of $11.25. This grant was not made pursuant to the Plan. This option expires ten years from the date of grant and was exercisable in three installments with 40% vesting on the first anniversary of the date of grant and 30% vesting on each of the second and third anniversaries of the date of grant. During 1999, the executive terminated employment with the Company and was vested in 70% of the stock options (17,500) at the date of termination.

      In 1998, the Company granted stock options to two directors to acquire 12,500 shares each of common stock at an exercise price of $2.25. The grants were not made pursuant to the Plan.


13.   Commitments and contingencies

Leases

      The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of December 31, 2003 are as follows:

      (in thousands)                                          Gross future       Sublease        Net future
                                                             minimum lease        rental        minimum lease
                                                                payments          income          payments
                                                         -------------------  ------------   ----------------

           2004                                                     $ 1,515        $ (688)             $ 827
           2005                                                       1,522          (147)             1,375
           2006                                                       1,409             -              1,409
           2007                                                       1,363             -              1,363
           2008                                                         642             -                642
           Thereafter                                                     -             -                  -
                                                         -------------------  ------------   ----------------
            Total                                                   $ 6,451        $ (835)           $ 5,616
                                                         ===================  ============   ================




      Total rent expense under operating leases for the years ended December 31, 2003, 2002, and 2001 was approximately $998,000, $999,000, and $902,000, respectively.

      In September 2001, the Company entered into a sublease agreement with ManTech International, Inc. in which ManTech subleases 1,432 sq. feet of space in the Columbia, Maryland facility. The sublease is currently on a month to month basis.

      In September 2001, the Company entered into a sublease agreement with MECx in which MECx subleases 2,088 sq. feet of space in the Columbia, Maryland facility. The sublease is currently on a month to month basis.

      In May, 2003, the Company moved its Process Automation business to its Columbia, Maryland facility from the 34,000 square foot facility in Baltimore, Maryland where this business had been headquartered. The Company entered into a sublease agreement with Alpharma USPD Inc. to sublease 29,000 square feet of this Baltimore, MD facility for a five year period commencing on May 1, 2003. The subtenant may terminate the lease at the end of the second or third year of the agreement provided a six month notice is given.

      In conjunction with the sale of the Process business to Novatech LLC in September, 2003, the Company entered into a sublease agreement with Novatech to sublease a portion of the Columbia, Maryland facility for a one-year period.


Letters of credit and performance bonds

      As of December 31, 2003, the Company was contingently liable for approximately $502,000 under six letters of credit used as payment bonds on contracts, all of which were secured by cash deposits classified as restricted cash in the consolidated balance sheet. In addition, the Company was contingently liable at December 31, 2003 for approximately $65,000 under a performance bond on one contract, which was secured by a bank guarantee of the Company's foreign subsidiary.


Contingencies

      Various actions and proceedings are presently pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.


14.   Other related party transactions

      Due to the Company's liquidity situation at the end of 2000, GSE experienced some difficulties in procuring supplies from its vendors for business operations. In January 2001, the Company entered into a purchasing arrangement with ManTech whereby ManTech dealt directly with some of the Company's vendors, ordered the supplies needed and had the products shipped in accordance with the Company's instructions. Purchases under this agreement totaled $843,000 for the year ended December 31, 2001. This purchasing arrangement terminated in June 2001. The supplies purchased through ManTech were at the same prices at which the Company could have procured the supplies directly.

      In September 2001, the Company entered into a sublease agreement with ManTech, allowing ManTech to sublease 1,432 square feet of space at the Company's Columbia, Maryland office through September 2002. Subsequent to September 2002, the lease is on a month to month basis. For the years ended December 31, 2003, 2002 and 2001, such sublease rentals amounted to $32,000, $32,000 and $13,000, respectively.

      In September 2001, the Company entered into an alliance with General Physics Corporation, one of the leading suppliers of operator instructional training programs for the Power industry. In addition to cooperating in marketing of individual products, the companies will combine some of General Physics' extensive training materials and programs with GSE's power plant simulation models to provide interactive and adaptive total training solutions. GSE will also help sell and distribute General Physics' GFE product to GSE's customer base.

      On December 7, 2001, the Company agreed to make certain cash and in-kind contributions to RedStorm Scientific, Inc. ("RedStorm") in exchange for a 10.2% interest in RedStorm. RedStorm is a privately held computational drug design company. Its technology (patents pending), known as Fyrestar, utilizes bio-informatics and computer-aided molecular design to create lead compounds that are developed into successful new drugs. It greatly reduces the significant cost associated with screening thousands of potential compounds common in the drug development process.

      The Company paid $50,000 to RedStorm in the fourth quarter of 2001 and made additional cash payments of $200,000 in the year ended December 31, 2002. GSE's in-kind contribution consists of the development of a graphical user interface that will allow scientists to easily access and use the Fyrestar technology and the development of additional functionality to Fyrestar, allowing results to be graphically displayed as the calculations take place. This will allow scientists the opportunity to adjust their assumptions in real time and further improve results. GSE will receive a perpetual, worldwide, royalty-free, non-transferable exclusive license for RedStorm's software products solely in the power markets.

      One of the Company's directors is also on RedStorm's Board of Directors and another director owns approximately 0.5% of RedStorm. The Company has accounted for its investment in RedStorm using the equity method of accounting based on management's conclusion that the Company has significant influence with respect to the operations of RedStorm. During the year ended December 2002, the Company recorded a loss $59,000 on this investment. In 2003, the Company wrote-off the remaining balance of its investment,$279,000 as the decline in fair value was deemed to be other than temporary.

      In October 2002, the Company purchased a Chinese subsidiary of ManTech. See the discussion of this transaction in Note 16. Acquisitions.

      In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive with experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran will continue as a GP Strategies employee, however, Mr. Moran will devote 100% of his time to the performance of his duties as CEO of GSE. For 2003, GSE will reimburse GP Strategies $35,000 for his compensation and benefits; in 2004 GSE will reimburse GP Strategies $300,000 for Mr. Moran's compensation and benefits.

      In December 2003, GSE agreed to pay to General Physics, a fully-owned subsidiary of GP Strategies, approximately $35,000 for services performed by General Physics personnel in the fourth quarter 2003 for the implementation of the Management Services Agreement effective January 1, 2004. See Note 20, Subsequent events. In addition, GSE will reimburse General Physics $30,000 for coverage under General Physics' directors and officers liability and umbrella insurance for November and December 2003.

15.   Employee benefits

      The Company has a qualified defined contribution plan that covers substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic contribution matches a portion of the participants' contributions based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contributions to the plan were approximately $239,000, $215,000, and $293,000, for the years ended December 31, 2003, 2002, and 2001, respectively.


16.   Acquisitions

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

      In December 1997, the Company acquired 100% of the outstanding common stock of J.L. Ryan, Inc. ("Ryan") for an initial purchase price of $1,000,000 and contingent consideration based on the performance of the business from 1998 to 2002. A minimum of $250,000 of such earnings payments for each of 1998 and 1999 was guaranteed by the Company. The Company paid $600,000 in cash upon the closing of the transaction and entered into a promissory note payable in four annual installments of $100,000 each beginning on January 2, 1999. This acquisition was accounted for under the purchase method. For the year ended December 31, 2002, the contingent consideration totaled approximately $515,000, which the Company recorded as an addition to goodwill. For the year ended December 31, 2001, there was no contingent consideration.

17.   Segment information

      With the sale of the Company's Process business, the Company has only one reportable segment. The Company has a wide range of knowledge of simulation systems and the processes those systems are intended to control and model. The Company's knowledge is concentrated heavily in the power generation industry. The Company is primarily engaged in simulation for the power generation industry and simulation for the process industries, with the vast majority of customers being in the nuclear power industry. Contracts typically range from 18 months to three years. The Power business is comprised of three divisions: Power Simulation, Process Simulation, and Emergency Management Simulation.

      For the years ended December 31, 2003, 2002, and 2001, one customer (Battelle's Pacific Northwest National Laboratory) accounted for approximately 29%, 23%, and 33%, respectively, of the Company's consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the projects the Company performs in Eastern and Central Europe.

      For the years ended December 31, 2003, 2002, and 2001, 88%, 85%, and 76% of the Company's consolidated revenue was from customers in the nuclear power industry, respectively. The Company designs, develops and delivers business and technology solutions to the energy industry worldwide. Approximately 70%, 56% and 73% of the Company's 2003, 2002, and 2001 revenue, respectively, was derived from international sales of its products and services. Revenue, operating income
(loss) and identifiable assets for the Company's United States, European, and Asian operations as of and for the years ended December 31, 2003, 2002, and 2001 are as follows:


(in thousands)                                 Year Ended December 31, 2003
                                          ----------------------------------------------------------------------
                                          United States     Europe       Asia      Eliminations   Consolidated
                                          --------------  -----------  ----------  -------------  --------------

Contract revenue                               $ 21,214      $ 3,661       $ 144            $ -        $ 25,019
Transfers between geographic locations              162            -           -           (162)              -
                                          --------------  -----------  ----------  -------------  --------------
      Total contract revenue                   $ 21,376      $ 3,661       $ 144         $ (162)       $ 25,019
                                          ==============  ===========  ==========  =============  ==============
      Operating income (loss)                  $ (1,313)       $ 346       $ (24)           $ -          $ (991)
                                          ==============  ===========  ==========  =============  ==============
Identifiable assets, at December 31            $ 41,423      $ 2,651        $ 40      $ (27,578)       $ 16,536
                                          ==============  ===========  ==========  =============  ==============

(in thousands)                                 Year Ended December 31, 2002
                                          ----------------------------------------------------------------------
                                          United States     Europe       Asia      Eliminations   Consolidated
                                          --------------  -----------  ----------  -------------  --------------
Contract revenue                               $ 18,600      $ 1,575        $ 45            $ -        $ 20,220
Transfers between geographic locations               92            -           -            (92)              -
                                          --------------  -----------  ----------  -------------  --------------
      Total contract revenue                   $ 18,692      $ 1,575        $ 45          $ (92)       $ 20,220
                                          ==============  ===========  ==========  =============  ==============
      Operating income (loss)                  $ (2,607)      $ (716)      $ (18)           $ -        $ (3,341)
                                          ==============  ===========  ==========  =============  ==============
Identifiable assets, at December 31            $ 36,000      $ 1,363        $ 52       $ (8,521)       $ 28,894
                                          ==============  ===========  ==========  =============  ==============

(in thousands)                                 Year Ended December 31, 2001
                                          ----------------------------------------------------------------------
                                          United States     Europe       Asia      Eliminations   Consolidated
                                          --------------  -----------  ----------  -------------  --------------
Contract revenue                               $ 23,070      $ 2,439         $ -            $ -        $ 25,509
Transfers between geographic locations              123           37           -           (160)              -
                                          --------------  -----------  ----------  -------------  --------------
      Total contract revenue                   $ 23,193      $ 2,476         $ -         $ (160)       $ 25,509
                                          ==============  ===========  ==========  =============  ==============
      Operating income (loss)                  $ (1,388)       $ (52)       $ 71            $ -        $ (1,369)
                                          ==============  ===========  ==========  =============  ==============
Identifiable assets, at December 31            $ 40,168      $ 1,921       $ 101       $ (8,516)       $ 33,674
                                          ==============  ===========  ==========  =============  ==============


18. Supplemental disclosure of cash flow information

(in thousands)                                      Years ended December 31,
                                                ---------------------------------
                                                  2003       2002        2001
                                                ---------  ----------  ----------

Issuance of options/warrants to
     non-employees (see Note 10)                    $ 86         $ -       $ 194
                                                =========  ==========  ==========

Conversion of related party note payable to
     preferred stock  (see Note 11)                  $ -         $ -     $ 3,900
                                                =========  ==========  ==========

Conversion of related party note payable to
     common stock  (see Note 11)                   $ 787         $ -         $ -
                                                =========  ==========  ==========
Conversion of preferred stock to
     common stock                                $ 3,900         $ -         $ -
                                                =========  ==========  ==========

Cash paid:
     Interest                                      $ 668       $ 485       $ 845
                                                =========  ==========  ==========
     Income taxes                                  $ 138       $ 385       $ 434
                                                =========  ==========  ==========




19. Quarterly financial data (unaudited)

      The Company's quarterly financial information has not been audited but, in management's opinion, includes all adjustments necessary for a fair presentation.


(in thousands, except per share data)    Year ended December 31, 2003 Quarterly Data
                                       ------------------------------------------------
                                         First       Second       Third       Fourth
                                        Quarter      Quarter     Quarter      Quarter
                                       -----------  ----------  -----------  ----------
Contract revenue                          $ 4,975     $ 5,545      $ 6,139     $ 8,360
Operating loss                               (157)       (400)        (197)       (237)

Loss from continuing operations              (135)       (597)        (313)       (816)
Loss from discontinued operations            (383)       (535)        (383)       (370)
                                       -----------  ----------  -----------  ----------
Net loss                                   $ (518)   $ (1,132)      $ (696)   $ (1,186)
                                       ===========  ==========  ===========  ==========
Basic loss per common share:
     Continuing operations                $ (0.03)    $ (0.11)     $ (0.06)    $ (0.34)
     Discontinued operations                (0.07)      (0.09)     $ (0.07)      (0.04)
                                       -----------  ----------  -----------  ----------
        Net loss                          $ (0.10)    $ (0.20)     $ (0.13)    $ (0.38)
                                       ===========  ==========  ===========  ==========
Diluted loss per common share:
     Continuing operations                $ (0.03)    $ (0.11)     $ (0.06)    $ (0.34)
     Discontinued operations                (0.07)      (0.09)       (0.07)      (0.04)
                                       -----------  ----------  -----------  ----------
        Net loss                          $ (0.10)    $ (0.20)     $ (0.13)    $ (0.38)
                                       ===========  ==========  ===========  ==========

(in thousands, except per share data)    Year ended December 31, 2002 Quarterly Data
                                       ------------------------------------------------
                                         First       Second       Third       Fourth
                                        Quarter      Quarter     Quarter      Quarter
                                       -----------  ----------  -----------  ----------
Contract revenue                          $ 4,573     $ 5,215      $ 5,483     $ 4,949
Operating loss                               (772)       (694)        (336)     (1,539)

Loss from continuing operations            (1,558)     (1,053)        (382)     (1,257)
Income (loss) from discontinued             1,990       1,176          300      (5,159)
  operations                           -----------  ----------  -----------  ----------
Net income (loss)                           $ 432       $ 123        $ (82)   $ (6,416)
                                       ===========  ==========  ===========  ==========

Basic earnings (loss) per common share:
     Continuing operations                $ (0.27)    $ (0.19)     $ (0.07)    $ (0.22)
     Discontinued operations               $ 0.33        0.20         0.05       (0.88)
                                       -----------  ----------  -----------  ----------
        Net income (loss)                  $ 0.06      $ 0.01      $ (0.02)    $ (1.10)
                                       ===========  ==========  ===========  ==========

Diluted earnings (loss) per common share:
     Continuing operations                $ (0.27)    $ (0.19)     $ (0.07)    $ (0.22)
     Discontinued operations                 0.33        0.20         0.05       (0.88)
                                       -----------  ----------  -----------  ----------
        Net income (loss)                  $ 0.06      $ 0.01      $ (0.02)    $ (1.10)
                                       ===========  ==========  ===========  ==========


      The fourth quarter 2002 net loss includes a $2.8 million pre-tax write down of an investment and a $2.8 million increase in the Company's deferred tax valuation allowance.

20.  Subsequent events

      General Physics Corporation is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by the Company. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the LIBOR Market Index Rate plus 3%, with interest only payments due monthly. The credit facility expires on August 23, 2005.

      On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE will use General Physics' financial system. GSE will pay an annual fee to General Physics of $685,000. The term of the agreement is one year, subject to earlier termination only upon the mutual consent of the parties to the agreement. The agreement can be renewed for successive one-year terms.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2001



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
       None.


ITEM 9A.        CONTROLS AND PROCEDURES.

      Within the 90-day period prior to the filing of this report, GSE management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Operating Officer and Chief Financial Officer completed their evaluation.

                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2002


                                    PART III

      The information required in response to Items 10, 11, 12 13, and 14 is hereby incorporated by reference to the information under the captions "Election of Directors", "Principal Executive Officers of the Company Who Are Not Also Directors", "Executive Compensation", "Voting Securities and Principal Stockholders", "Security Ownership of Management", "Certain Related Transactions" and "Principal Accountant Fees and Services" in the Proxy Statement for the Company's 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1)  List of Financial Statements

        The following financial statements are included in Item 8:

GSE Systems, Inc. and Subsidiaries

        Independent Auditors' Report
        Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Operations for the years ended
          December 31, 2003, 2002, and 2001
        Consolidated Statements of Comprehensive Loss for the years ended December 31, 2003, 2002, and 2001
        Consolidated Statements of Changes in Stockholders' Equity for the
          years ended December 31, 2003, 2002, and 2001
        Consolidated Statements of Cash Flows for the years ended
          December 31, 2003, 2002, and 2001
        Notes to Consolidated Financial Statements

(a)(2)  List of Schedules

      All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(a)(3)  List of Exhibits

      The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b) Reports on Form 8-K

      Form 8-K was filed by the Registrant with the Securities and Exchange Commission on October 8, 2003 in which the Company filed the Sixth Modification of the Company's Loan and Security agreement between GSE Systems, Inc. and PNC Bank N.A.

       Form 8-K was filed by the Registrant with the Securities and Exchange Commission on October 10, 2003 regarding the sale of the Company's Process Solutions business unit to NovaTech LLC on September 25, 2003.

       Form 8-K was filed by the Registrant with the Securities and Exchange Commission on November 7, 2003 announcing the change in control in the ownership of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GSE Systems, Inc.

                                         By:    /s/ JOHN MORAN
                                                    John Moran
                                                    Chief Executive Officer



Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Date:  April 13, 2004                    /s/ JOHN MORAN
                                         John Moran, Chief Executive Officer
                                         (Principal Executive Officer)

Date: April 13, 2004                     /s/ JEFFERY G. HOUGH
                                         Jeffery G. Hough, Senior Vice President
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)


Date: April 13, 2004
 (Jerome I. Feldman, Chairman of the Board)       By:  /s/ JEFFERY G. HOUGH
 (Dr. Sheldon L. Glashow, Director        )            Jeffery G. Hough
 (Scott N. Greenberg, Director            )            Attorney-in-Fact
 (Dr. Roger Hagengruber, Director         )
 (Andrea Kantor, Director                 )
 (Joseph W. Lewis, Director               )
 (John A. Moore, Jr., Director            )
 (George J. Pedersen, Director            )
 (Douglas Sharp, Director                 )

       A Power of Attorney, dated March 12, 2004, authorizing Jeffery G. Hough to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 on behalf of certain of the directors of the Registrant is filed as Exhibit 24 to this Annual Report.

EXHIBIT INDEX

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are referred to and incorporated by reference.





Exhibit       Description of Exhibit
------------- -------------------------------------------------------------------

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

b.    GSE Systems,  Inc. 1995 Long-Term  Incentive Plan,  amended as of April 5,
      1999. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 30, 1999 and incorporated herein by reference.*

c.    Form of  Option  Agreement  Under the GSE  Systems,  Inc.  1995  Long-Term
      Incentive Plan.  Previously filed in connection with the GSE Systems, Inc.
      Form 10-K as filed with the  Securities  and Exchange  Commission on March
      22, 1996 and incorporated herein by reference. *

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

f.    Executive  Employment  Agreements between GSE Systems,  Inc. and Directors
      Jerome I. Feldman,  George J. Pedersen,  Scott N.  Greenberg,  and John A.
      Moore, Jr. (dated January 1, 1999). Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange
      Commission on August 1, 2001 and incorporated herein by reference. *

g.    Warrant   Agreements   with  GP  Strategies   and  ManTech   International
      Corporation  (dated  September 13, 1999).  Previously  filed in connection with the GSE  Systems,  Inc.  Form 8-K as filed  with the  Securities  and
      Exchange  Commission  on  August  15,  2001  and  incorporated  herein  by reference.

h.    Change of Control Agreements  between GSE Systems,  Inc. and Jerry Jen and
      Jeffery G. Hough (dated March 10,  2000).  Previously  filed in connection with the GSE  Systems,  Inc.  Form 8-K as filed  with the  Securities  and
      Exchange   Commission  on  August  1,  2001  and  incorporated  herein  by reference. *

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

n.    Executive  Compensation  Plan for  Jerry  Jen  (dated  August  28,  2002).
      Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on September 20 2002 and incorporated herein by reference. *

o.    $1,000,000  promissory  note dated June 25, 2001 to ManTech  International
      Corporation.  Previously  filed in connection  with the GSE Systems,  Inc.
      Form 8-K as filed with the Securities and Exchange Commission on August 1,
      2001 and incorporated herein by reference.

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

r.    Sixth  Modification  Agreement  dated  September  25, 2003 to the Loan and
      Security Agreement among GSE Systems,  Inc., GSE Process Solutions,  Inc.,
      GSE Power Systems, Inc. and National Bank of Canada dated March 23, 2002 which was transferred on or about January 15, 2002 to PNC Bank, National
      Association.  Previously  filed in connection  with the GSE Systems,  Inc.
      Form 8-K as filed with the Securities  and Exchange  Commission on October
      8, 2003 and incorporated herein by reference.

s.    Asset Sale and Purchase  Agreement between GSE Systems,  Inc. and Novatech
      LLC dated September 25, 2003.  Previously filed in connection with the GSE
      Systems,  Inc.  Form  8-K as  filed  with  the  Securities  and  Exchange
      Commission on October 10, 2003 and incorporated herein by reference.

t.    Management Services Agreement between GSE Systems,  Inc. and GP Strategies
      Corporation dated January 1, 2004.**

u.    First Amendment dated March 30, 2004 to the Financing and Security
      Agreement among General Physics Corporation, Skillright, Inc., GSE
      Systems, Inc., GSE Power Systems, Inc., and MSHI, Inc. and Wachovia Bank,
      National Association.**

21.      Subsidiaries.

a.    List of Subsidiaries of Registrant at December 31, 2003.**


23.      Consents of Experts and Counsel

a.    Independent Auditors' Consent.**


24.      Power of Attorney

a.    Power of Attorney for  Directors'  and  Officers'  Signatures  on SEC Form
      10-K.**

31.      Section 302 Certification

a. Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

b. Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.      Section 906 Certification

a. Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

          **  Filed herewith.