Form 10-K/A
period 2004-03-30
GSE SYSTEMS INC
filed 2004-04-29
CIK 944480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)
 (Mark One)
               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from to_____

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

Number of shares of Common Stock outstanding as of March 1, 2004: 8,949,706

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2003 is filed to add Part III of Form 10-K, which was omitted in reliance on General Instruction G(3) thereto. This amendment does not change our previously reported financial statements and other financial disclosures
                                TABLE OF CONTENTS


PART III                                                                   Page
                                                                           ----
Item 10.   Directors and Executive Officers of the Company....................2
Item 11.   Executive Compensation.............................................6
Item 12.   Security Ownership of Certain Beneficial Owners
              and Management..................................................8
Item 13.   Certain Relationships and Related Transactions....................10
Item 14.   Principal Accountant Fees and Services............................12

PART IV

Item 15.   Exhibits, Financial Statement Schedules, Reports on Form 8-k.     14
                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names, ages and positions of the executive officers, key employees and directors of the Company as of April 29, 2004.

           Name                            Age        Position
----------------------------           ------------

Jerome I. Feldman           (1) (3) (4)         75   Director, Chairman of the Board
Sheldon L. Glashow          (2)                 71   Director
Gill R. Grady                                   46   Senior Vice President
Scott N. Greenberg                              47   Director
Roger L. Hagengruber        (2)                 61   Director
Jeffery G. Hough                                49   Senior Vice President and Chief Financial Officer
Chin-our Jerry Jen                              55   Director, Chief Operating Officer and President
Andrea D. Kantor                                46   Director
Joseph W. Lewis             (2)                 69   Director
John A. Moore, Jr.          (3)                 51   Director
John V. Moran                                   53   Director,  Chief Executive Officer
Harold D. Paris                                 49   Senior Vice President
George J. Pedersen          (1) (3) (4)         68   Director
Douglas E. Sharp                                45   Director


(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee
(4)  Member of Nominating Committee




         Jerome I. Feldman, age 75. Mr. Feldman has served as a director since 1994, and as chairman of the board since 1997. Mr. Feldman co-founded GP Strategies in 1959 and has served as its chief executive officer since its founding. Since 1994, Mr. Feldman has been chairman of the board and a director of Five Star Products, a wholesale distributor of home decorating, hardware and finishing products. Mr. Feldman is chairman of the New England Colleges Fund and a trustee of the Northern Westchester Hospital Center.

         Sheldon L. Glashow, Ph.D., age 71. Dr. Glashow has served as a director since 1995. Dr. Glashow is the Higgins Professor of Physics Emeritus at Harvard University, and a university professor and the Arthur G.B. Metcalf Professor of Mathematics & the Sciences at Boston University since July 2000, and previously taught physics at other major universities in Massachusetts, Texas, California and France. In 1979, Dr. Glashow received the Nobel Prize in Physics. Dr. Glashow has been a director of Interferon Sciences, Inc., a pharmaceuticals company, since 1991. Dr. Glashow also serves on the board of directors of RedStorm Scientific, Inc., a computational drug design company. Dr. Glashow previously served as a director of Duratek, Inc., an environmental technology and consulting company, from 1985 to 1995. Dr. Glashow is a foreign member of the Russian Academy of Sciences.

         Gill R. Grady, age 46. Mr. Grady has been a senior vice president since September 1999 and is currently responsible for business operations. Prior to this, he was responsible for executive oversight of business development as well as several administrative functions such as investor relations, human resources, contract administration and information technology. He has also held numerous senior management positions in business operations, marketing and project management with the Company. From 1992 through 1997, Mr. Grady was responsible for business development for the Company's Eastern European activities. Throughout his tenure, he has been the Company's liaison with the Department of Energy and with Congress for funding related to the Company's Eastern European activities. He has been employed by the Company or predecessor companies since 1980.

         Scott N. Greenberg, age 47. Mr. Greenberg has served as a director since 1999 and previously served as a director from 1994 to 1995. Mr. Greenberg has served on the board of directors of GP Strategies since 1987. Mr. Greenberg is the president of GP Strategies and has served as its chief financial officer since 1989. Mr. Greenberg has also served as a director of Valera Pharmaceuticals, Inc. since 2002.

         Roger L. Hagengruber, Ph.D., age 61. Dr. Hagengruber has served as a director since June 2001. Dr. Hagengruber recently retired as the senior vice president for national security and arms control at the Sandia National Laboratories, where he served as an officer for over 17 years. In his former position, he led programs in nuclear technologies, arms control, satellite and sensor systems, security, and international programs, including an extensive set of projects within the states of the former Soviet Union. Dr. Hagengruber serves on the Advisory Board of ManTech International Corp. He is senior vice president emeritus at Sandia National Laboratories and a professor at the University of New Mexico, where he also serves as director of the Institute for Public Policy. Dr. Hagengruber holds B.S., M.S. and Ph.D. degrees from the University of Wisconsin, with his doctorate in nuclear physics. He is also a graduate of the Industrial College of the Armed Forces.

         Jeffery G. Hough, age 49. Mr. Hough joined the Company in January 1999 as senior vice president and chief financial officer. During 1999, he was elected both treasurer and secretary of the Company. Prior to joining the Company, from 1995 through 1998, Mr. Hough was the chief financial officer and treasurer of Yokogawa Industrial Automation America, Inc., a supplier of process control equipment. From 1982 through 1995, he held various financial management positions with two other suppliers of process control equipment, ABB Process Automation and Leeds & Northrop. Mr. Hough was an auditor for Price Waterhouse from 1977 to 1982

         Chin-Our Jerry Jen, age 55. Mr. Jen has served on the board since March 2001. Mr. Jen has been with the Company and its predecessor companies since 1980 in various engineering and senior management positions. In 1997, Mr. Jen was promoted to senior vice president of the power business unit, and on November 14, 2000, he was named chief operating officer in charge of both the power and process control businesses. On March 27, 2001, Mr. Jen was named president and director.

         Andrea D. Kantor, age 46. Ms. Kantor has served as director since October 2003. She has been Vice President and General Counsel of GP Strategies Corporation since 2001, Vice President and Corporate Counsel from 1999 to 2001, and Associate General Counsel from 1988 to 1999. Prior to 1988, Ms. Kantor practiced law as a corporate associate in New York City at Schulte, Roth & Zabel and prior to that at Sidley Austin Brown & Wood LLP. Ms. Kantor is a member of the Association of the Bar of the City of New York and a member of the Corporate and Securities Law Committee of the American Corporate Counsel Association.

         Joseph W. Lewis, age 69. Mr. Lewis has served as a director since March 2000. In 1998, Mr. Lewis retired from Johnson Controls, Inc. after 39 years of service, including his tenure from 1986 to 1998 as executive vice president with responsibilities for its Controls Group. Mr. Lewis is chairman of the board of DryKor Ltd of Israel, a manufacturer of dehumidification equipment. He has served as a director of Wheaton Franciscan Services, Inc., a multi-system health care provider, since 1991 and served as its treasurer from 1993 until 2002, and is currently Chairman of the Board, appointed on July 1, 2003. He previously served as a director of Entek IRD International until its sale to Allen Bradley, a division of Rockwell International Corporation.

         John A. Moore, Jr., age 51. Mr. Moore has served as a director since 1997. Mr. Moore has served as the executive vice president of ManTech since 1993. Prior to joining ManTech in 1982, he was a supervisory auditor for the Defense Contract Audit Agency. Mr. Moore holds a Bachelors degree in Accounting from La Salle University and an MBA from the University of Maryland.

         John V. Moran, age 53. Mr. Moran has served as a director since October 2003. Since October 2001, Mr. Moran has served as Vice President of GP Strategies Corporation. He was elected Director of Five Star Products, Inc. in January 2002 and is responsible for leading that company's strategic steering committee. Five Star, the largest distributor of home improvement products in the Northeast, is majority owned by GP Strategies. He served as President and Chief Executive Officer of GP e-Learning Technologies, Inc. from 2000 to 2001, and was Group President of the Training and Technology Group of General Physics Corporation, a wholly owned subsidiary of GP Strategies, from 1994 to 2000. On November 11, 2003, Mr. Moran was appointed Chief Executive Officer of GSE Systems, Inc.

         Harold D. Paris, age 49. Mr. Paris has served as Senior Vice president for power simulation since May 2001. Previously, Mr. Paris served as vice president of sales and marketing for our power systems business unit, and has served in various marketing and business management positions with the Company and its predecessors since 1980.

         George J. Pedersen, age 68. Mr. Pedersen has served as a director since 1994, and as chairman of the Company's executive committee since 1997. He currently serves as chairman of the board, chief executive officer and president of ManTech International Corp. Mr. Pedersen co-founded ManTech in 1968. He was elected chairman of ManTech's board of directors in 1979. In 1995, Mr. Pedersen was elected to the additional positions of president and chief executive officer. Mr. Pedersen has also served as president and/or chairman of the board of a number of ManTech subsidiaries. Mr. Pedersen also serves as a director, vice president and a member of the executive committee of the Professional Services Council; a trustee and a member of the executive committee of the National Security Industrial Association; and as a director of the Ivymount School. Mr. Pedersen currently serves as chairman of the board of MARE, Inc., chairman of the board of the Institute of Software Research, chairman of the board of Vega International, and a member of the board of directors of the Association for Enterprise Integration (AFEI).

         Douglas E. Sharp, age 45. Mr. Sharp has served as director since October 2003. He is the President and Chief Operating Officer of General Physics Corporation (GP), a global workforce development, engineering and technical services company. Beginning as a staff engineer with GP, Mr. Sharp had ever increasing responsibilities for project management, business development, and strategic planning. From Division Director to Vice President in 1994, he became President of GP's Process and Energy Group in 1998 and Chief Operating Officer in 2000. He was assigned as president and elected a member of the Board of Directors of GP in 2002. Mr. Sharp graduated with honors in Mechanical Engineering from the University of Maryland and has published and presented several technical papers. He holds professional engineering registrations in the states of Arizona, Florida, Ohio, South Carolina, Tennessee and Washington. Mr. Sharp is a member of American Society of Training and Development, American Society of Mechanical engineers and American Institute of Chemical Engineers.


Section 16 (a) Beneficial Ownership Reporting Compliance

      Under Section 16 (a) of the Securities Exchange Act of 1934, the Company's directors and officers and persons who are the beneficial owners of more than 10% of the common stock are required to report their beneficial ownership of common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during 2003. The Company believes that all of these filings requirements were satisfied by its directors and officers and by the beneficial owners of more than 10% of the common stock. In making the foregoing statements, the Company has relied on copies of the reporting forms received by it or the written representations from certain reporting persons.

Audit Committee

      The Company has established an Audit Committee of the Board of Directors consisting of Sheldon Glashow, Roger Hagengruber and Joseph Lewis. The Board of Directors has determined that Mr. Lewis qualifies as an "audit committee financial expert" under applicable SEC regulations and that Mr. Lewis is independent under the listing standards of the American Stock Exchange that currently apply to the Company.

Code of Ethics

         The Company has adopted a Code of Ethics for the principal executive officer and senior financial officers of the Company and its subsidiaries, including, but not limited to, the chief executive officer, the chief operating officer, the chief financial officer, and the senior officers in the accounting and finance department of the Company and its subsidiaries. A copy of this Code of Business Ethics is incorporated by reference into this report as Exhibit
14.1. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for its executive officers, the Company will within five (5) business days disclose the nature of such amendment or waiver on its website at www.gses.com or in a Report on Form 8-K.


ITEM. 11  EXECUTIVE COMPENSATION

      The following table and notes present the compensation paid by the Company for services rendered by the Company's principal executive officer and the four other most highly compensated executive officers of the Company for the fiscal years ended December 31, 2003, 2002 and 2001.



                                                                                      Long-Term Compensation
                                                                              Awards        Payouts

                                                                            Securities                        (4)
     Name and Principal                                                     Underlying       LTIP          All Other
          Position                 Year       Salary        Bonus             Options        Payouts      Compensation

John V. Moran  (1)                 2003      $ 35,000          $ -                -                -            $ -
Chief Executive Officer            2002             -            -                -                -              -
                                   2001             -            -                -                -              -

Chin-our Jerry Jen                 2003     $ 186,308          $ -                -                -         $ 6,410
President & COO                    2002       195,961       45,900   (2)          -                -           5,313
                                   2001       176,654            -               22,950            -           2,811

Jeffery G. Hough                   2003     $ 154,100     $ 40,000   (2)           -               -           $ 679
Sr. Vice President & CFO           2002       142,154        9,000   (2)           -               -           2,376
                                   2001       155,841            -                 -               -           3,485

Gill R. Grady                      2003     $ 149,654          $ -                 -               -         $ 3,677
Sr. Vice President                 2002       143,307       12,500   (2)           -               -           3,530
                                   2001       135,048            -               15,000            -           2,955

Harold D. Paris                    2003     $ 146,562          $ -                 -               -         $ 3,599
Sr. Vice President                 2002       140,538        9,000   (2)           -               -           3,308
                                   2001       128,984        8,000   (2)         15,000            -           2,863





(1) In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive, as Chief Executive Officer. Mr. Moran will continue as a GP Strategies employee, however, Mr. Moran will devote 100% of his time to the performance of his duties as CEO of GSE. For 2003, the Company was charged $35,000 by GP Strategies for his compensation and benefits. See Item 13 "Certain Relationships and Related Transactions".
(2) Bonus paid for prior year performance.
(3) All other compensation consists
of:


                                                                     Executive Group Term
                          Company Retirement Plan Matching         Life Insurance Premiums

                             2003       2002          2001           2003        2002       2001

Chin-our Jerry Jen        $ 3,726    $ 3,919        $ 2,110        $2,684    $ 1,394       $ 701
Jeffery G. Hough                -      1,712          3,010           679        664         475
Gill R. Grady               2,993      2,866          2,701           684        664         254
Harold D. Paris             2,931      2,810          2,740           668        498         123





Stock Options

      In 2003, no stock options were granted to the named executive officers (or any other Company employees).

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table provides information on option exercises in 2003 by the named executive officers and the value of their unexercised options as of December 31, 2003.

                                                                 Number of                         Value of Unexercised
                          # of Shares                       Securities Underlying                      In-the-Money
                          Acquired on        Value           Unexercised Options                        Options
                           Exercise        Realized            at 12/31/03                            at 12/31/03 (1)

                                                         Exercisable   Unexercisable          Exercisable   Unexercisable
                                                         -----------   -------------         ------------   -------------
John V. Moran                    -          $  -            -                -                $ -             $  -
Chin-Our Jerry Jen               -             -          57,950           50,000               -                -
Jeffery G. Hough                 -             -          25,000           50,000               -                -
Gill R. Grady                    -             -          26,000            4,500               -                -
Harold D. Paris                  -             -          21,000            4,500               -                -
-




(1) Calculated based on $1.88, which was the closing price of the Common Stock as reported by the New York Stock Exchange on December 31, 2003.

Employment Agreements

      On March 10, 2000, the Company entered into change of control agreements with Messrs. Jen, Hough and Grady. On May 30, 2002, the Company entered into a similar agreement with Mr. Paris. Under these agreements, in the event of a termination of the individual's employment within 12 months of a change in business ownership structure, the executive is entitled to continuation of salary, bonus and all benefits for up to 12 months following termination of employment. The executive is also entitled to a bonus of 35% of base pay (30% for Messrs. Grady and Paris).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         The following table sets forth information regarding beneficial ownership of the Company's common stock, as of April 1, 2004, by: (i) each stockholder who is known by the Company to own beneficially more than 5% of the outstanding common stock, (ii) each of the Company's directors, (iii) each current executive officer of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

         We are not aware of any material proceedings to which any of the parties identified under (i), (ii) or (iii) above, or any associate thereof, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

         In preparing the following table, the Company has relied on the information contained in the Schedule 13D and the statements previously filed by GP Strategies Corporation, and Schedule 13G/A filed for 2003 by Wells Fargo Capital Management Group. Certain of the shares reported in the following table may be deemed to be beneficially owned by more than one person and, therefore, may be included in more than one table entry.

                                                     Number of            Percent of
                                                   Common Stock          Outstanding
                                                 Shares Beneficially        Common
                                                       Owned                Stock
                                               ----------------------  -----------------
Name of Beneficial Owner
Certain Beneficial Owners

GP Strategies Corporation (1)                           5,426,052          58.8%
     777 Westchester Avenue
     White Plains, NY 10604

Wells Capital  Management Inc.(2)                       1,300,556          14.5%
     525 Market Street, 10th Floor
     San Francisco, CA 94105


Directors and Executive Officers (3)

Jerome I. Feldman (4)                                   5,341,052          58.5%
Scott N. Greenberg (5)                                  5,239,052          58.0%
George J. Pedersen (6)                                    343,250           3.7%
John A. Moore, Jr. (7)                                    272,431           3.0%
Chin-Our Jerry Jen (8)                                     61,750           0.7%
Sheldon L. Glashow (9)                                     26,258           0.3%
Gill R. Grady (10)                                         26,000           0.3%
Jeffery G. Hough (11)                                      25,000           0.3%
Harold D. Paris (12)                                       21,000           0.2%
Joseph W. Lewis (13)                                       10,000           0.1%
Roger L. Hagengruber (14)                                   7,000           0.1%
John V. Moran                                                -                 -
Andrea D. Kantor                                             -                 -
Douglas E. Sharp                                             -                 -

Directors and Executive Officers as a group
     (14 persons) (15)                                  6,118,741          62.7%




1 Includes 187,000 shares issuable to Mr. Feldman upon the exercise of options which are currently exercisable (see Note 5 below), 85,000 shares issuable to Mr. Greenberg upon the exercise of options which are currently exercisable (see
Note 6 below), and 5,154,052 shares owned by GP Strategies. GP Strategies disclaims beneficial ownership of all shares, including those subject to option, owned directly by Messrs. Feldman and Greenberg.

2 Persons other than Wells Capital Management, Inc. have the right to receive dividends from or the proceeds of the sale of such common stock. No such right to receive proceeds or dividends relates to more than 5% of the class. Wells Capital Management, Inc. is a subsidiary of Wells Fargo & Company. Robert W. Bissell is President.

3 The address of all directors and executive officers is in care of GSE Systems, Inc., 9189 Red Branch Road,Columbia, MD 21045.

4 Includes 187,000 shares subject to option owned directly by Mr. Feldman which are currently exercisable, as well as 4,029,052 shares owned by GP Strategies, 875,000 shares owned by SGLG and 250,000 shares owned by GPC. Mr. Feldman disclaims beneficial ownership of all the shares owned by GP Strategies, SGLG and GPC.

5 Includes 85,000 shares subject to option owned directly by Mr. Greenberg which are currently exercisable, as well as 4,029,052 shares owned by GP Strategies, 875,000 shares owned by SGLG and 250,000 shares owned by GPC. Mr. Greenberg disclaims beneficial ownership of all the shares owned by GP Strategies, SGLG and GPC.

6 Includes 56,250 shares owned directly by Mr. Pedersen, 187,000 shares issuable upon the exercise of options which are currently exercisable, and 100,000 warrants which are owned by ManTech International Corp. and are currently exercisable. Mr. Pedersen has a controlling interest in ManTech International Corporation. Mr. Pedersen disclaims beneficial ownership of the warrants owned by ManTech.

7 Includes 83,925 shares owned directly by Mr. Moore, 88,506 shares issuable upon the exercise of options which are currently exercisable, and 100,000 warrants which are owned by ManTech and are currently exercisable. Mr. Moore disclaims beneficial ownership of all the shares owned by ManTech.

8 Includes 3,800 shares owned directly by Mr. Jen and 57,950 shares issuable upon the exercise of options which are currently exercisable.

9 Includes 8,129 shares owned directly by Dr. Glashow and 18,129 shares issuable upon the exercise of options which are currently exercisable.

10 Includes 26,000 shares issuable upon the exercise of options which are currently exercisable.

11 Includes 25,000 shares issuable upon the exercise of options which are currently exercisable.

12 Includes 21,000 shares issuable upon the exercise of options which are currently exercisable.

13 Includes 10,000 shares issuable upon the exercise of options which are currently exercisable.

14 Includes 7,000 shares issuable upon the exercise of options which are currently exercisable.

15 Includes 812,585 shares issuable upon the exercise of options and warrants which are currently exercisable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


       In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive with experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran will continue as a GP Strategies employee, however, Mr. Moran will devote 100% of his time to the performance of his duties as CEO of GSE. For 2003, GSE will reimburse GP Strategies $35,000 for his compensation and benefits; in 2004 GSE will reimburse GP Strategies $300,000 for Mr. Moran's compensation and benefits. The Audit Committee approved this transaction.

      In December 2003, GSE agreed to pay to General Physics, a fully-owned subsidiary of GP Strategies, approximately $35,000 for services performed by General Physics personnel in the fourth quarter 2003 for the implementation of the Management Services Agreement effective January 1, 2004 (see below). In addition, GSE will reimburse General Physics $30,000 for coverage under General Physics' directors and officers liability and umbrella insurance for November and December 2003.

         Effective January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE will use General Physics' financial system. GSE will pay an annual fee to General Physics of $685,000. The term of the agreement is one year, subject to earlier termination only upon the mutual consent of the parties to the agreement. The agreement can be renewed for successive one-year terms and was approved by the Audit Committee.

      In March 2000, GP Strategies agreed to guarantee up to $1.8 million of the Company's credit facility and received a warrant to purchase 150,000 shares of GSE common stock, which warrant expired unexercised, in consideration of such guarantee. On March 23, 2003, GP Strategies extended its guarantee and received 150,000 shares of GSE common stock with a value of $180,000.

         On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics and a financial institution which expires on August 23, 2005. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. GP Strategies agreed to guarantee the Company's borrowings as part of its fee pursuant to the Management Services Agreement described above.

      In June 2003, the Company received a $6.6 million order from the Mexican utility Comision Federal de Electricidad (CFE) for a major simulator upgrade to the Laguna Verde nuclear plant near Vera Cruz, Mexico. The contract required that the Company issue an advance payment bond ($1.8 million) and a performance bond ($1.3 million) to CFE. On July 9, 2003, the Company entered into a Collateral Agreement with ManTech in which ManTech agreed to issue two letters of credit on the Company's behalf to a Mexican surety company as collateral for the bonds. One letter of credit will be outstanding for at least 30 months or until the advance payment bond is released, which ever is later, and the other letter of credit will be outstanding for at least 42 months or until the performance bond is released, which ever is later. As consideration of ManTech's issuance of the letters of credit, the Company issued 100,000 warrants at an exercise price of $1.33 per share, the closing price on July 8, 2003 and will pay ManTech a fee equal to 7% per annum on the total amount of the then-existing value of the letters of credit, payable on a quarterly basis. George Pedersen, a director of the Company, is the Chairman, Chief Executive Officer and President of ManTech. John Moore, a director of the Company, is the Executive Vice President of ManTech.

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

         On September 29, 2003 the Company amended the ManTech Preferred Stock issuance agreement to revise the conversion rate from $2.645 per share to $1.5526 per share. The change in conversion rate increased the number of common shares available upon conversion from 1,474,480 to 2,511,915. The Audit Committee approved this transaction. On October 23, 2003 ManTech elected to convert all of its preferred stock to common stock and sold all of its GSE common stock and subordinated debt to GP Strategies.

         On October 23, 2003 GP Strategies purchased a $650,000 unsecured subordinated promissory note from ManTech. The terms of the subordinated note were amended by the Company to allow the conversion of the subordinated debt to GSE common stock at a rate of $1.5526, which was below the market rate on the date of the amendment. The Audit Committee approved this transaction. GP Strategies elected to convert the note on October 23, 2003 and received 418,653 shares of GSE common stock.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors Fees

      The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company's annual financial statements for 2003 and fees billed for other services rendered by KPMG LLP, together with a comparison of the fees for audit services and other services rendered by KPMG LLP in 2002.


                                        2003               2002

Audit fees                           $ 149,000          $ 112,250

Audit related fees (1)                  10,500              9,500

Tax fees (2)                            98,700            118,718
                                     ---------           ---------
             Total fees              $ 258,200          $ 240,468
                                     =========           =========


(1) Audit related fees consisted principally of fees for audits of financial statements of certain employee benefit plans, SEC compliance and issuances of consents.
(2) Tax fees consisted of fees for tax consultation and tax compliance services.


Policy on Pre-Approval of Services Provided by Independent Auditor

         Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of KPMG are subject to specific pre-approval policies of the Audit Committee. All audit and permitted non-audit services to be performed by KPMG require pre-approval by the Audit Committee in accordance with pre-approval policies established by the Audit Committee. The procedures require all proposed engagements of KPMG for services of any kind be directed to the Company's General Counsel and then submitted for approval to the Audit Committee prior to the beginning of any service.

                                    SIGNATURE

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

                                             GSE SYSTEMS, INC.

                                             By:   /s/ John Moran
                                                       John Moran
                                                       Chief Executive Officer

Dated: April 29, 2004

                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-k.
    (a) (3) The following documents are filed as part of this Amendment No.1 on form 10-K/A.

Exhibit No.                     Description
___________    _______________________________________________________________
14.            Code of Ethics.
                 (a) Code of Ethics for Principal Executive Officer and Senior Financial Officers.

31.            Section 302 Certifications.
                 (a)  Certification of the Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.
                 (b)  Certification of the Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.