Form 10-Q
period 2004-03-31
GSE SYSTEMS INC
filed 2004-05-17
CIK 944480

Conformed

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2004.

         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from_______ to _________.


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

As of May 1, 2004, there were 8,949,706 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                           PAGE
PART I.   FINANCIAL INFORMATION                                              3

Item 1. Financial Statements:
        Consolidated Balance Sheets as of March 31, 2004                     3
           and December 31, 2003
        Consolidated Statements of Operations for the                        4
           Three Months Ended March 31, 2004 and March 31, 2003
        Consolidated Statements of Comprehensive Income (Loss)               5
           for the Three Months Ended March 31, 2004 and March 31, 2003
        Consolidated Statements of Cash Flows for the                        6
           Three Months Ended March 31, 2004  and March 31, 2003
        Notes to Consolidated Financial Statements                           7

Item 2. Management's Discussion and Analysis of Results of Operations       15
           and Financial Condition
Item 3. Quantitative and Qualitative Disclosures About Market Risk          22
Item 4. Controls and Procedures                                             22

PART II.   OTHER INFORMATION                                                23


Item 1.   Legal Proceedings                                                 23
Item 2.   Changes in Securities and Use of Proceeds                         23
Item 3.   Defaults Upon Senior Securities                                   23
Item 4.   Submission of Matters to a Vote of Security Holders               23
Item 5.   Other Information                                                 23
Item 6.   Exhibits and Reports on Form 8-K                                  23


          SIGNATURES                                                        24


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                         Unaudited
                                                                                        March 31, 2004      December 31, 2003
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                              $ 1,062                $ 1,388
     Restricted cash                                                                            512                    473
     Contract receivables                                                                     9,209                  9,457
     Prepaid expenses and other current assets                                                1,545                  1,635
                                                                                        ------------           -------------
        Total current assets                                                                 12,328                 12,953

Equipment and leasehold improvements, net                                                       584                    643
Software development costs, net                                                                 958                    946
Goodwill, net                                                                                 1,739                  1,739
Other assets                                                                                    142                    255
                                                                                        ------------           -------------
        Total assets                                                                       $ 15,751               $ 16,536
                                                                                        ============           =============
                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                                         $ 34                   $ 33
     Accounts payable                                                                         2,976                  2,946
     Accrued expenses                                                                         1,408                  1,518
     Accrued compensation and payroll taxes                                                   1,989                  1,752
     Billings in excess of revenue earned                                                     2,947                  3,927
     Other current liabilities                                                                  236                    240
                                                                                        ------------             ------------
        Total current liabilities                                                             9,590                 10,416
Long-term debt                                                                                    -                      9
Accrued warranty reserves                                                                       434                    407
Other liabilities                                                                                25                     25
                                                                                        ------------            ------------
        Total liabilities                                                                    10,049                 10,857
                                                                                        ------------            ------------
Commitments and contingencies

Stockholders' equity:
     Series A Convertible preferred stock $.01 par value, 2,000,000 shares authorized,
        no shares issued and outstanding                                                          -                      -
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued
        and outstanding 8,949,706 in 2004 and 2003                                               89                     89
     Additional paid-in capital                                                              30,815                 30,815
     Retained earnings (deficit) - at formation                                              (5,112)                (5,112)
     Retained earnings (deficit) - since formation                                          (19,098)               (19,162)
     Accumulated other comprehensive loss                                                      (992)                  (951)
                                                                                        ------------            ------------
        Total stockholders' equity                                                            5,702                  5,679
                                                                                        ------------            -------------
        Total liabilities and stockholders' equity                                         $ 15,751               $ 16,536
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



                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (Unaudited)

                                                                                         Three months
                                                                                        ended March 31,
                                                                                -------------------------------
                                                                                       2004            2003
                                                                                -------------    --------------
Contract revenue                                                                     $ 7,561         $ 4,975

Cost of revenue                                                                        5,784           3,794
                                                                                -------------    --------------
Gross profit                                                                           1,777           1,181
                                                                                -------------    --------------
Operating expenses
     Selling, general and administrative                                               1,238           1,237
     Administrative charges from GP Strategies                                           246               -
     Depreciation and amortization                                                        69             101
                                                                                -------------    --------------
Total operating expenses                                                               1,553           1,338
                                                                                -------------    --------------
Operating income (loss)                                                                  224            (157)

Interest expense, net                                                                   (143)            (51)
Other income (expense), net                                                                -              (5)
                                                                                -------------    --------------
Income (loss) from continuing operations before income taxes                              81            (213)

Provision for income taxes                                                                17              37
                                                                                -------------    --------------
Income (loss) from continuing operations                                                  64            (250)

Loss from discontinued operations                                                          -            (268)
                                                                                -------------    ---------------
Net income (loss)                                                                         64            (518)

Preferred stock dividends                                                                  -             (58)
                                                                                -------------    ---------------
Net income (loss) attributed to
     common shareholders                                                                $ 64          $ (576)
                                                                                ==============   ===============
Basic earnings (loss) per common share:
     Continuing operations                                                            $ 0.01         $ (0.05)
     Discontinued operations                                                               -           (0.05)
                                                                                -------------    ----------------
         Net income (loss)                                                            $ 0.01         $ (0.10)
                                                                                =============    ================
Diluted earnings (loss) per common share

     Continuing operations                                                            $ 0.01         $ (0.05)
     Discontinued operations                                                               -           (0.05)
                                                                                -------------    ---------------
         Net income (loss)                                                            $ 0.01         $ (0.10)
                                                                                ==============   ===============

       The accompanying notes are an integral part of these consolidated financial statements.









                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                               (in thousands)
                                (Unaudited)


                                                                                         Three months
                                                                                        ended March 31,
                                                                                  ------------------------------
                                                                                        2004           2003
                                                                                  -------------    -------------
Net income (loss)                                                                       $ 64         $ (518)

Foreign currency translation adjustment                                                  (41)             3
                                                                                  ------------     --------------
Comprehensive income (loss)                                                             $ 23         $ (515)

             The accompanying notes are an integral part of these consolidated financial statements.






                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)

                                                                                          Three months
                                                                                         ended March 31,
                                                                                    --------------------------
                                                                                        2004            2003
                                                                                    -----------    ------------
Cash flows from operating activities:
Net income (loss)                                                                       $ 64          $ (518)
     Loss from discontinued operations                                                     -            (268)
                                                                                     ----------    -----------
Income (loss) from continuing operations                                                  64            (250)

Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                       154             167
     Changes in assets and liabilities:
         Contract receivables                                                            248            (597)
         Prepaid expenses and other assets                                               203              27
         Accounts payable, accrued compensation and accrued expenses                     130             280
         Billings in excess of revenues earned                                          (980)            (63)
         Accrued warranty reserves                                                        51             (26)
         Other liabilities                                                               (28)            (24)
                                                                                   -----------     -------------
     Net cash used in continuing operations                                             (158)           (486)
     Net cash provided by discontinued operations                                          -           1,291
                                                                                   -----------     -------------
Net cash provided by (used in) operating activities                                     (158)            805
                                                                                   -----------     -------------
Cash flows from investing activities:
     Capital expenditures                                                                (16)            (13)
     Capitalized software development costs                                              (97)           (209)
     Restrictions of cash as collateral under line of credit                             (39)            (15)
     Other cash used in discontinued operations, net                                       -            (205)
                                                                                   ------------    -------------
Net cash used in investing activities                                                   (152)           (442)
                                                                                   ------------    -------------
Cash flows from financing activities:
     Decrease in borrowings under lines of credit                                          -          (1,778)
     Other financing activities, net                                                      (8)             (7)
                                                                                   ------------    ------------
Net cash used in financing activities                                                     (8)         (1,785)
                                                                                   -----------     -----------

Effect of exchange rate changes on cash                                                   (8)             14
                                                                                   -----------     -----------
Net decrease in cash and cash equivalents                                               (326)         (1,408)
Cash and cash equivalents at beginning of year                                         1,388           1,617
                                                                                   ----------      -----------
Cash and cash equivalents at end of period                                           $ 1,062           $ 209
                                                                                   ==========      ===========
  The accompanying notes are an integral part of these consolidated financial statements.




                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months ended March 31, 2004 and 2003
                                   (Unaudited)

1.   Basis of Presentation and Revenue Recognition

          The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the "Company") without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004.

          With the sale of the Company's Process business, the Company has only one reportable segment. The Company has a wide range of knowledge of simulation systems and the processes those systems are intended to control and model. The Company's knowledge is concentrated heavily in the power generation industry. The Company is primarily engaged in simulation for the power generation industry and simulation for the process industries, with the vast majority of customers being in the nuclear power industry. Contracts typically range from 18 months to three years. The Power business is comprised of three divisions: Power Simulation, Process Simulation and Emergency Management Simulation. At March 31, 2004 GP Strategies Corporation ("GP Strategies") owned 58% of the Company's common stock.

          The majority of the Company's revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes income as work progresses on the contract and is based on an estimate of the income earned to date, less income recognized in earlier periods. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.

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

          Contract receivables unbilled of $5.5 million and $4.4 million as of March 31, 2004 and December 31, 2003, respectively, are typically billed within sixty days. In April, the Company billed $1.2 million of the unbilled amounts.

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


(in thousands, except for per share amounts)                 Three months
                                                             ended March 31,
                                                       ------------------------
                                                           2004          2003
                                                       -----------   ----------
Numerator:
     Net income (loss)                                       $ 64        $ (518)

     Preferred stock dividends                               -              (58)
                                                        ----------    -----------
     Net income (loss) attributed to
        common stockholders                                  $ 64        $ (576)
                                                        ===========   ===========
Denominator:
     Weighted-average shares outstanding for basic
        earnings per share                              8,949,706     5,880,805

     Effect of dilutive securities:
        Employee stock options, warrants and
        options outside the plan                           67,399       -
                                                        ---------    ------------
     Adjusted weighted-average shares outstanding
        and assumed conversions for diluted
        earnings per share                              9,017,105     5,880,805
                                                        =========     =========
     Shares related to dilutive securities excluded
        because inclusion would be anti-dilutive:       1,728,276     3,538,956
                                                       ==========     =========


          The difference between the basic and diluted number of weighted average shares outstanding for the quarter ended March 31, 2004 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The net loss for the quarter ended March 31, 2003 was increased by preferred stock dividends of $58,000 in calculating the per share amounts. Conversion of the stock options, warrants and convertible preferred stock was not assumed for the three months ended March 31, 2003 because the impact was anti-dilutive.

3.   Discontinued Operations

          In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The Company received $5.5 million in cash, subject to certain adjustments. The Company recognized a loss on this transaction of $262,000. In conjunction with the transaction, Novatech purchased certain assets with a book value of $11.7 million and assumed certain operating liabilities totaling approximately $6.8 million. The Company incurred approximately $865,000 of closing costs associated with the transaction. Results of operations for the three months ended March 31, 2003 have been restated to classify the net loss, assets and liabilities of the Process business as discontinued operations.

          For the three months ended March 31, 2003, contract revenue and net loss for the discontinued Process business was $4.3 million and $268,000, respectively.

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

          Software development costs capitalized were $97,000 and $208,000 for the quarters ended March 31, 2004 and 2003, respectively. Total amortization expense was $86,000 and $66,000 for the quarters ended March 31, 2004 and 2003, respectively.

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

          If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123, net income (loss) would have been as follows:


(in thousands, except per share data)                                      Three months
                                                                        ended March 31,
                                                                 ------------------------------
                                                                       2004              2003
                                                                 -----------       ------------
Net income (loss) attributed to
     common stockholders, as reported                                  $ 64            $ (576)
Add stock-based employee compensation expense
     included in reported net loss, net of tax                          -                 -

Deduct total stock-based employee compensation
     expense determined under fair-value-method
     for all awards, net of tax                                         (15)            (67)
                                                                 ------------    -------------
     Pro forma net income (loss)                                       $ 49            $ (643)
                                                                  ============     ===========
Net income (loss) per share, as reported:
Basic                                                                $ 0.01           $ (0.10)
Diluted                                                              $ 0.01           $ (0.10)

Net loss per share, as adjusted:

Basic                                                                $ 0.01           $ (0.11)
Diluted                                                              $ 0.01           $ (0.11)



          No employee stock options were issued in the first quarter of 2004 or 2003.

6.   Long-term Debt

          The Company's long-term debt consists of the following notes payable and other financing arrangements:


(in thousands)                                                  March 31,      December 31,
                                                                  2004             2003
                                                            ------------   ---------------
Line of credit with bank                                            $ -               $ -
Note payable, other                                                  34                42
                                                            ------------   ---------------
      Total notes payable and financing arrangements                 34                42
Less amounts payable within one year                                 34                33
                                                            ------------   ---------------
      Long-term portion                                             $ -               $ 9
                                                            ============   ===============




              Line of Credit

          General Physics Corporation is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the LIBOR Market Index Rate plus 3% (4.09% as of March 31, 2004), with interest only payments due monthly. At March 31, 2004, the Company's available borrowing base was $1.5 million, none of which had been utilized. The credit facility expires on August 23, 2005.

          The credit facility requires the Company to comply with certain financial ratios. At March 31, 2004, the Company was in compliance with its financial ratio covenants.

          In March, 2003, GP Strategies extended their $1.8 million limited guarantee of the Company's bank facility. In consideration for the extension of the guarantee, the Company issued 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common stock on March 21, 2003. The Company recorded the value of $180,000 as deferred financing cost with a corresponding credit to common stock and additional paid-in capital. The deferred costs were amortized over the one-year life of the guarantee.

              Notes Payable, other

          The Company has an unsecured promissory note to a former employee with a remaining balance of $34,000 which expires March 31, 2005.



7.   Series A Convertible Preferred Stock

          The Series A convertible preferred stock has no voting rights and bears dividends at the rate of 6% per annum payable quarterly. Dividends will accumulate if not paid quarterly and compounded interest will accrue on any unpaid dividends. On October 23, 2003, ManTech International Corp. elected to convert all of its 39,000 shares of preferred stock to common stock in conjunction with the sale of its ownership in the Company to GP Strategies. Thus, as of March 31, 2004 and December 31, 2003 there are no shares of preferred stock outstanding. The Company had accrued dividends payable of $366,000 as of March 31, 2004 and December 31, 2003.

8.   Letters of Credit and Performance Bonds.

          As of March 31, 2004, the Company was contingently liable for six letters of credit totaling approximately $541,000. All of these letters of credit represent payment bonds on contracts and have been cash collateralized and are classified as restricted cash in the consolidated balance sheet. In addition, the Company was contingently liable at March 31, 2004 for approximately $61,000 under a performance bond on one contract, which was secured by a bank guarantee of the Company's foreign subsidiary.

9.   Income Taxes

          The Company's effective tax rate was 21.0% and 7.7% for the three months ended March 31, 2004 and March 31, 2003, respectively. The increase in the effective tax rate is attributable primarily to taxes on income earned by the Company's Swedish subsidiary. For 2004, the Company's combined U.S. Federal and State effective tax rate is projected to be 5% and the Swedish effective tax rate is projected to be 28%.

10.  Administrative Charges from GP Strategies

          On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. GSE will pay an annual fee of $685,000 ($171,250 per quarter) for these services. The term of the agreement is one year, subject to earlier termination only upon the mutual consent of the parties to the agreement. The agreement can be renewed for successive one-year terms.

          In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive with experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran will continue as a GP Strategies employee, however, Mr. Moran will devote 100% of his time to the performance of his duties as CEO of GSE. For 2004, GSE will reimburse GP Strategies $300,000 ($75,000 per quarter) for his compensation and benefits.


11.  New Accounting Standards

          In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which requires the consolidation of entities meeting certain criteria. The Company does not participate in any variable interest entities.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
               For the Three Months ended March 31, 2004 and 2003

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 3004, by and between the Company, Process and Novatech. The Company received $5.5 million in cash, subject to certain adjustments. The operating results of the Company's Process business have been classified as discontinued operations in the Consolidated Statements of Operations for the three months ended March 31, 2003. Following the sale of Process, the Company operates only in the Power business.

     On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. GSE will pay an annual fee of $685,000 ($171,250 per quarter) for these services. The term of the agreement is one year, subject to earlier termination only upon the mutual consent of the parties to the agreement. The agreement can be renewed for successive one-year terms.


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


General Business Environment

     GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") is a world leader in real-time power plant simulation. The Company provides simulation solutions and services to the nuclear and fossil electric utility industry, as well as the chemical and petrochemical industries. In addition, the Company provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry.

     Effective January 1, 2004, the Company reorganized, creating a dedicated worldwide business development organization under the direction of one manager, and consolidating all of its operations in Columbia, Maryland, St. Mary's, Georgia and Nykoping, Sweden under another manager. The Company entered into a Management Services Agreement with GP Strategies effective January 1, 2004 in which the Company outsourced most of its corporate functions (accounting, human resources, etc.) and terminated most of its corporate staff at the end of 2003.

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

     In 2004, the Company is working on embedding its full scope simulator software into classroom training materials. This will provide dynamic training and feedback to the student, versus just static text. The Company is segmenting its simulation software into "pieces" so that the software can be utilized to teach specific skills in operating the nuclear electric utilities without the need for control room panels.

     The Company is completing the modification of its simulation technology to simulate the operation of Emergency Operations Centers (EOC) run by municipal and state governments. REMITS is a Real-time Emergency Management Interactive Training System designed to simulate emergency situations and enable EOC staff to train without requiring human participation in the field. REMITS enables the EOC staff to stay current with the technology and enables instructors to introduce new problems and challenges during the exercise to test the EOC staff response to changing situations. As the Federal Government spends billions of dollars in first responder training, management believes the Company's REMITS product will be useful in training for disaster recovery and terrorist threat response.

Results of Operations

     The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:


(in thousands)                                                                      Three months ended March 31,
                                                                         -----------------------------------------------------
                                                                            2004           %           2003           %
                                                                         --------     ---------     ---------    ----------
Contract revenue                                                          $ 7,561       100.0 %      $ 4,975       100.0 %
Cost of revenue                                                             5,784        76.5 %        3,794        76.3 %
                                                                         --------     ---------     ---------    ----------
Gross profit                                                                1,777        23.5 %        1,181        23.7 %
                                                                         --------     ---------     ---------    ----------
Operating expenses:
     Selling, general and administrative                                    1,238        16.4 %        1,237        24.9 %
     Administrative charges from GP Strategies                                246         3.2 %            -         0.0 %
     Depreciation and amortization                                             69         0.9 %          101         2.0 %
                                                                          --------    ---------     ---------    ----------
Total operating expenses                                                    1,553        20.5 %        1,338        26.9 %
                                                                          --------    ---------     ---------    -----------
Operating income (loss)                                                       224         3.0 %         (157)       (3.2)%

Interest expense, net                                                        (143)       (1.9)%          (51)       (1.0)%
Other income (expense), net                                                     -         0.0 %           (5)       (0.1)%
                                                                          --------    ---------     ---------    -----------
Income (loss) from continuing operations before income taxes                   81         1.1 %         (213)       (4.3)%

Provision for income taxes                                                     17         0.3 %           37         0.7 %
                                                                          --------    ---------     ---------    -----------
Income (loss) from continuing operations                                       64         0.8 %         (250)       (5.0)%

Loss from discontinued operations                                               -         0.0 %         (268)       (5.4)%
                                                                          --------    ---------     ---------    -----------
Net income (loss)                                                            $ 64         0.8 %        $(518)       (10.4)%
                                                                          ========    =========     =========    ===========




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

     Revenue Recognition on Long-Term Contracts. The Company uses the percentage-of-completion revenue recognition methodology to record revenue under its long-term fixed-price contracts in accordance with the AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This methodology recognizes income as work progresses on the contract and is based on an estimate of the income earned to date, less income recognized in earlier periods. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. The Company's project managers are responsible for estimating the costs to be incurred at the beginning of each project and are responsible for updating the estimate as the project progresses. Management reviews the status of each project periodically with the project managers and determines whether the cost estimates are reasonable. If changes in the estimated costs to complete the projects are required, the cumulative impact on the percentage of completion revenue calculation is recognized in the period identified. Whenever evidence indicates that the estimated total cost of a contract will exceed its total contract value, the Company's operating results are charged for the full amount of the estimated losses immediately. Uncertainties inherent in the performance of contracts include labor availability and productivity, material costs, change order scope and pricing, software modification issues and customer acceptance issues. The reliability of these cost estimates is critical to the Company's revenue recognition as a significant change in the estimates can cause the Company's revenue and related margins to change significantly from the amounts estimated in the early stages of the project.


     Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At March 31, 2004, the Company has net capitalized software development costs of $958,000. On an annual basis, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's balance sheet.


           Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 Accounting for Income Taxes, management makes a regular assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. At March 31, 2004, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $15.9 million which expire in various amounts over the next twenty years. The amount of loss carryforward which can be used by the Company may be limited to approximately $500,000 annually. The recovery of the remaining net deferred tax asset could not be substantiated by currently available objective evidence, and, accordingly, the Company has established a full valuation allowance for the balance of its deferred tax asset of $8.6 million at March 31, 2004. If the Company is able to realize taxable income in the future, the valuation allowance will be reduced.


Results of Operations - Three Months ended March 31, 2004 versus Three Months ended March 31, 2003.

     Contract Revenue. Total contract revenue for the quarter ended March 31, 2004 totaled $7.6 million, which was 52.0% higher than the $5.0 million total revenue for the quarter ended March 31, 2003. The increase reflects the significant order volume logged in 2003. Total orders in 2003 exceeded $35 million, a 26% increase over 2002, and backlog had increased 59% to $30.4 million at December 31, 2003. At March 31, 2004, the Company's backlog was $26.8 million.

     Gross Profit. Gross profit totaled $1.8 million (23.5% of revenue) for the quarter ended March 31, 2004, as compared with $1.2 million (23.7% of revenue) for the quarter ended March 31, 2004. The slight decrease in gross profit percentage is mainly attributable to an increase in the amortization of capitalized software development costs.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $1.2 million in the quarter ended March 31, 2004, which was essentially unchanged from the same period in 2003, however the components of the SG&A varied between the quarters. Business development costs increased from $410,000 in the first quarter 2003 to $572,000 in the first quarter 2004. This reflects the Company's renewed focus on business development in 2004 and the reassignment of four operating personnel into the business development function on January 1, 2004. The Company's corporate and G&A expenses decreased from $752,000 to $664,000 reflecting the outsourcing of the Company's corporate function to GP Strategies on January 1, 2004. Finally, the Company's net research and product development expenditures ("R&D") have decreased as discussed below.

     Gross R&D totaled $97,000 in the first quarter of 2004, as compared with $283,000 in the same period of 2003. Capitalized software development costs totaled $97,000 and $208,000 for the first quarter of 2004 and 2003, respectively. Accordingly, net R&D expensed and included in SG&A was $0 and $75,000 for the first quarter of 2004 and 2003, respectively. The Company's R&D expenditures in the first quarter 2004 were related to:

  * The development of new functionality for the Company's Jtools software modeling tools.

  * The modification of the Company's simulation technology to simulate the operation of Emergency Operations Centers (EOC) run by municipal and state governments.

  * The embedding of the Company's full scope simulator software into classroom training materials by segmenting its simulation software into "pieces" so that the software can be utilized to teach specific skills in operating the nuclear electric utilities without the need for control room panels.

     Administrative Charges from GP Strategies. On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. GSE will pay an annual fee of $685,000 ($171,250 per quarter) for these services. The term of the agreement is one year, subject to earlier termination only upon the mutual consent of the parties to the agreement. The agreement can be renewed for successive one-year terms.

     In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive with experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran will continue as a GP Strategies employee, however, Mr. Moran will devote 100% of his time to the performance of his duties as CEO of GSE. For 2004, GSE will reimburse GP Strategies $300,000 ($75,000 per quarter) for his compensation and benefits.

     Depreciation and Amortization. Depreciation expense totaled $69,000 and $101,000 during the quarters ended March 31, 2004 and 2003, respectively. The reduction reflects certain assets becoming fully depreciated.

     Operating Income (Loss). The Company had operating income of $224,000 (3.0% of revenue) in the first quarter 2004, as compared with operating loss of $157,000 (3.2% of revenue) for the same period in 2003. The increase was due to the factors outlined above.

     Interest Expense, Net. Net interest expense increased from $51,000 in the quarter ended March 31, 2003 to $143,000 for the same quarter in 2004. In March 2003, GP Strategies extended their $1.8 million limited guarantee of the Company's bank facility for a one-year period. In consideration for the extension of the guarantee, the Company issued 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common shares on March 21, 2003. The cost of the guarantee was amortized over the one year period; GSE recognized $45,000 of interest expense in the first quarter 2004 which completed the amortization of these costs.

     The fees paid to the Company's financial institution as consideration for the extension of the Company's credit facility for a one-year period beginning March 23, 2003 were amortized over the one year extension. In the first quarter 2004, the Company recognized $94,000 of interest expense which completed the amortization of these costs.

     Other Income (Expense), Net. For the three months ended March 31, 2003, other income (expense) mainly reflects the Company's proportionate share of the income of the Company's investment in RedStorm Scientific, Inc.

     Provision for Income Taxes. The Company's effective tax rate was 21.0% and 7.7% for the three months ended March 31, 2004 and March 31, 2003, respectively. The increase in the effective tax rate is attributable primarily to taxes on income earned by the Company's Swedish subsidiary. For 2004, the Company's combined U.S. Federal and State effective tax rate is projected to be 5% and the Swedish effective tax rate is projected to be 28%.

Liquidity and Capital Resources

     As of March 31, 2004, the Company's cash and cash equivalents totaled $1.1 million compared to $1.4 million at December 31, 2003.

     Cash provided by (used in) operating activities. Net cash used in operating activities was $158,000 for the three months ended March 31, 2004. The only significant change in the Company's assets and liabilities during these three months was the decrease of billings in excess of revenues earned by $980,000. In 2003, the Company had entered into a $6.0 million contract with a Mexican customer for a full scope simulator that allowed the Company to invoice the customer for 20% of the contract upon the receipt of the purchase order as an advance payment. The reduction in billings in excess of revenues earned mainly reflects the completion of work which has reduced the Company's liability to the customer for the advance payment.

     Net cash provided by operating activities was $805,000 for the quarter ended March 31, 2003; $486,000 was used by continuing operations and $1.3 million was provided by discontinued operations. The only significant change in the Company's assets and liabilities in the first quarter 2003 was an increase in contract receivables of $597,000. The Company's unbilled receivables increased during the quarter due to the timing of contract-specified milestone billings.

     Cash used in investing activities. Net cash used in investing activities was $152,000 for the three months ended March 31, 2004, consisting of $97,000 of capitalized software development costs, $16,000 of capital expenditures and the reduction of a reserve against a cash-collateralized letter of credit of $39,000. The letter of credit expired on March 31, 2004 and the Company received the full cash collateral in April.

     Net cash used in investing activities was $442,000 in the first quarter 2003; $237,000 was used by continuing operations and $205,000 was used by discontinued operations. The $237,000 used by continuing operations included $209,000 of capitalized software development costs, $13,000 for capital expenditures, and the issuance of a $15,000 bid bond that was cash collateralized. Bid bonds are issued by the Company in the ordinary course of business through banks as required by certain contracts and proposal requirements.

     Cash used in financing activities. In the three months ended March 31, 2004, the Company used $8,000 in financing activitiesrelated to the pay down of a note payable.

     During the quarter ended March 31, 2003, the Company used $1.8 million net cash in financing activities. The Company decreased its borrowings under its bank line of credit by $1.8 million to a total of $3.7 million. Additionally, the Company paid down a note payable by $7,000.

Credit Facilities


     General Physics Corporation is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the LIBOR Market Index Rate plus 3% (4.09% as of March 31, 2004), with interest only payments due monthly. At March 31, 2004, the Company's available borrowing base was $1.5 million, none of which had been utilized. The credit facility expires on August 23, 2005.

     The credit facility requires the Company to comply with certain financial ratios. At March 31, 2004, the Company was in compliance with its financial ratio covenants.

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

     The Company is also subject to market risk related to the interest rate on its existing line of credit. As of March 31, 2004, such interest rate is based on the Libor Market Index Rate plus 300 basis-points.

     As of March 31, 2004, the Company did not have any outstanding debt that was subject to variable interest rates.

Item 4.  Controls and Procedures

     Within the 90-day period prior to the filing of this report, GSE management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                 For the Quarters ended March 31, 2004 and 2003


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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

         (a)  Exhibits

         31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
         31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K

             None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 17, 2004              GSE SYSTEMS, INC.



                                /S/ JOHN V. MORAN
                                  John V. Moran
                             Chief Executive Officer
                          (Principal Executive Officer)



                              /S/ JEFFERY G. HOUGH
                                Jeffery G. Hough
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)