Form 10-Q
period 2004-06-30
GSE SYSTEMS INC
filed 2004-08-16
CIK 944480

Conformed

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2004.

or

[ ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
     Exchange   Act   of   1934   for   the   Transition Period from
     ---------------------  to   ---------------------- .



Commission File Number:    0-26494



                                GSE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                    52-1868008

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

As of August 2, 2004, there were 8,949,706 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                                3


Item 1.  Financial Statements:
         Consolidated Balance Sheets as of June 30, 2004                      3
           and December 31, 2003
         Consolidated Statements of Operations for the Three                  4
           and Six Months Ended June 30, 2004 and June 30, 2003
         Consolidated Statements of Comprehensive Income (Loss)for the        5
           Three and Six Months Ended June 30, 2004 and June 30, 2003
         Consolidated Statements of Cash Flows for the Six Months Ended       6
           June 30,  2004 and June 30, 2003
         Notes to Consolidated Financial Statements                           7


Item 2.  Management's Discussion and Analysis of Results of                  13
          Operations and Financial Condition
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20
Item 4.  Controls and Procedures                                             20


PART II. OTHER INFORMATION                                                   21


Item 1.  Legal Proceedings                                                   21
Item 2.  Changes in Securities and Use of Proceeds                           21
Item 3.  Defaults Upon Senior Securities                                     21
Item 4.  Submission of Matters to a Vote of Security Holders                 21
Item 5.  Other Information                                                   21
Item 6.  Exhibits and Reports on Form 8-K                                    21


                     SIGNATURES                                              22


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                                                         CONSOLIDATED BALANCE SHEETS
                                                     (in thousands, except share data)

                                                                                          Unaudited
                                                                                         June 30, 2004          December 31, 2003
                                                                                        -----------------       ------------------
                                                                  ASSETS

Current assets:
     Cash and cash equivalents                                                               $ 1,533                    $ 1,388
     Restricted cash                                                                             172                        473
     Contract receivables                                                                      8,960                      9,457
     Prepaid expenses and other current assets                                                 1,038                      1,635
                                                                                        -----------------       ------------------
         Total current assets                                                                 11,703                     12,953

Equipment and leasehold improvements, net                                                        563                        643
Software development costs, net                                                                1,013                        946
Goodwill, net                                                                                  1,739                      1,739
Other assets                                                                                     142                        255
                                                                                        ------------------      -------------------
         Total assets                                                                       $ 15,160                   $ 16,536
                                                                                        ==================      ===================
                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                          $ 25                       $ 33
     Accounts payable                                                                          3,818                      2,946
     Accrued expenses                                                                          1,312                      1,518
     Accrued compensation and payroll taxes                                                    1,656                      1,752
     Billings in excess of revenue earned                                                      1,572                      3,927
     Other current liabilities                                                                   313                        240
                                                                                        ------------------      -------------------
         Total current liabilities                                                             8,696                     10,416

Long-term debt                                                                                   -                            9
Accrued warranty reserves                                                                        474                        407
Other liabilities                                                                                 25                         25
                                                                                        ------------------      ------------------
         Total liabilities                                                                     9,195                     10,857
                                                                                        ------------------      ------------------



Commitments and contingencies

Stockholders' equity:
     Series A convertible preferred stock $.01 par value, 2,000,000 shares authorized,
         no shares issued and outstanding                                                        -                           -
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued
         and outstanding 8,949,706 in 2004 and 2003                                               89                         89
     Additional paid-in capital                                                               30,815                     30,815
     Retained earnings (deficit) - at formation                                               (5,112)                    (5,112)

     Retained earnings (deficit) - since formation                                           (18,822)                   (19,162)
     Accumulated other comprehensive loss                                                     (1,005)                      (951)
                                                                                        ------------------     --------------------
         Total stockholders' equity                                                            5,965                      5,679
                                                                                        ------------------     --------------------
         Total liabilities and stockholders' equity                                         $ 15,160                   $ 16,536
                                                                                        ==================     ====================


The accompanying notes are an integral part of these consolidated financial statements.






                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                 Three months                  Six months
                                                                ended June 30,                ended June 30,
                                                           -----------------------       ------------------------
                                                             2004            2003           2004            2003
                                                           --------       --------       ---------        --------
Contract revenue                                           $ 7,597         $ 5,545        $ 15,158       $ 10,520

Cost of revenue                                              5,760           4,533          11,544          8,327
                                                           -------        --------       ---------        --------
Gross profit                                                 1,837           1,012           3,614          2,193
                                                           -------        --------       ---------        --------
Operating expenses
     Selling, general and administrative                     1,184           1,313           2,422          2,550
     Administrative charges from GP Strategies                 246             -               492            -
     Depreciation and amortization                              74              99             143            200
                                                           -------        --------       ---------         --------
Total operating expenses                                     1,504           1,412           3,057          2,750
                                                           --------       --------       ---------         --------
Operating income (loss)                                        333            (400)            557           (557)

Interest expense, net                                          (16)            (95)           (159)          (146)

Other income (expense), net                                     16              (2)             16             (7)
                                                           --------       ---------      ---------          -------
Income (loss) from continuing operations
     before income taxes                                       333            (497)            414           (710)

Provision (benefit) for income taxes                            57             (15)             74             22
                                                           --------       --------       ---------          -------
Income (loss) from continuing operations                       276            (482)            340           (732)

Loss from discontinued operations                                -            (650)              -           (918)
                                                          ---------        --------      ---------          -------
Net income (loss)                                              276          (1,132)            340         (1,650)

Preferred stock dividends                                        -             (58)              -           (116)
                                                           --------        --------      ---------          -------
Net income (loss) attributed to
     common shareholders                                     $ 276        $ (1,190)          $ 340       $ (1,766)
                                                           ========        ========      =========         ========
Basic earnings (loss) per common share:

     Continuing operations                                  $ 0.03         $ (0.09)         $ 0.04        $ (0.14)
     Discontinued operations                                     -           (0.11)              -          (0.16)
                                                           --------        --------      ---------         --------
         Net income (loss)                                  $ 0.03         $ (0.20)         $ 0.04        $ (0.30)
                                                           ========        ========      =========         ========
Diluted earnings (loss) per common share:
     Continuing operations                                  $ 0.03         $ (0.09)         $ 0.04        $ (0.14)
     Discontinued operations                                     -           (0.11)              -          (0.16)
                                                           --------        --------      ----------        --------
         Net income (loss)                                  $ 0.03         $ (0.20)         $ 0.04        $ (0.30)
                                                           ========        ========      =========         ========
     The accompanying notes are an integral part of these consolidated financial statements.




                       GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)


                                                             Three months                      Six months
                                                             ended June 30,                 ended June 30,
                                                         -------------------------       ----------------------
                                                          2004             2003            2004         2003
                                                         --------      -----------       --------   -----------
Net income (loss)                                        $ 276           $ (1,132)        $ 340     $ (1,650)

Foreign currency translation adjustment                    (13)                92           (54)          95
                                                         --------      -----------       --------   -----------
Comprehensive income (loss)                              $ 263           $ (1,040)        $ 286     $ (1,555)
                                                         ========      ===========       ========   ===========

    The accompanying notes are an integral part of these consolidated financial statements.






                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                            Six months
                                                                                          ended June 30,
                                                                                -------------------------------
                                                                                     2004             2003
                                                                                -------------    --------------
Cash flows from operating activities:
Net income (loss)                                                                      $ 340        $ (1,650)
     Loss from discontinued operations                                                   -              (918)
                                                                                -------------    --------------
Income (loss) from continuing operations                                                 340            (732)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                       315             366
     Changes in assets and liabilities:
         Contract receivables                                                            497            (904)
         Prepaid expenses and other assets                                               710            (218)
         Accounts payable, accrued compensation and accrued expenses                     528             234
         Billings in excess of revenues earned                                        (2,355)             72
         Accrued warranty reserves                                                       113            (163)
         Other liabilities                                                                27             (61)
                                                                                -------------    --------------
   Net cash provided by (used in) operating activities                                   175          (1,406)
   Net cash provided by discontinued operations                                          -               945
                                                                                ------------     --------------
   Net cash provided by (used in) operating activities                                   175            (461)
                                                                                ------------     --------------
Cash flows from investing activities:
     Capital expenditures                                                                (68)            (36)
     Capitalized software development costs                                             (239)           (380)
     Releases of cash as collateral under letters of credit                              301             308
     Other cash used in discontinued operations, net                                     -              (384)
                                                                                -------------    --------------
Net cash used in investing activities                                                     (6)           (492)
                                                                                -------------    --------------
Cash flows from financing activities:
     Decrease in borrowings under line of credit                                         -              (368)
     Other financing activities, net                                                     (17)            245
                                                                                ------------     --------------
Net cash used in financing activities                                                    (17)           (123)
                                                                                -------------    --------------
Effect of exchange rate changes on cash                                                   (7)             43
                                                                                -------------    --------------
Net increase (decrease) in cash and cash equivalents                                     145          (1,033)
Cash and cash equivalents at beginning of year                                         1,388           1,617
                                                                                --------------   --------------
Cash and cash equivalents at end of period                                           $ 1,533           $ 584
                                                                                ============     ==============
  The accompanying notes are an integral part of these consolidated financial statements.





                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Three and Six Months ended June 30, 2004 and 2003
                                   (Unaudited)


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

          With the sale of the Company's Process Automation business in 2003, the Company has only one reportable segment. The Company has a wide range of knowledge of simulation systems and the processes those systems are intended to control and model. The Company's knowledge is concentrated heavily in simulation technology and model development. The Company is primarily engaged in simulation for the power generation industry, the process industries, and the US Government sector. The Company has a commanding competitive position in the nuclear power industry with an installed capacity over two times all other competitors combined. Contracts typically range from 18 months to three years. At June 30, 2004 GP Strategies Corporation ("GP Strategies") owned 58% of the Company's common stock.

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

          Contract receivables unbilled of $5.3 million and $4.4 million as of June 30, 2004 and December 31, 2003, respectively, are typically billed within sixty days. In July, the Company billed $695,000 of the unbilled amounts.


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



(in thousands, except for per share amounts)                      Three months             Six months
                                                                  ended June 30,           ended June 30,
                                                           ---------------------   --------------------------
                                                               2004        2003       2004             2003
                                                           ---------    --------   ---------      -----------
Numerator:

    Net income (loss)                                          $ 276    $ (1,132)  $     340       $   (1,650)
    Preferred stock dividends                                     -          (58)         -              (116)
                                                           ---------    --------   --------       -----------
    Net income (loss) attributed to
      common stockholders                                      $ 276    $ (1,190)  $     340       $   (1,766)
                                                           =========    ========   =========      ===========
Denominator:
    Weighted-average shares outstanding for basic
      earnings per share                                   8,949,706   6,019,138   8,949,706        5,951,182

    Effect of dilutive securities:
      Employee stock options, warrants and
      options outside the plan                                63,902       -          65,664            -
                                                           ---------    --------   ---------      -----------
    Adjusted weighted-average shares outstanding
      and assumed conversions for diluted
      earnings per share                                   9,013,608   6,019,138   9,015,370        5,951,182
                                                           =========   =========   =========      ============
    Shares related to dilutive securities excluded
      because inclusion would be anti-dilutive:            1,694,776   3,538,956   1,694,776        3,538,959
                                                           =========   =========   =========      ============




          The difference between the basic and diluted number of weighted average shares outstanding for the three and six months ended June 30, 2004 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The net loss for the three and six months ended June 30, 2003 was increased by preferred stock dividends of $58,000 and $116,000, respectively, in calculating the per share amounts. Conversion of the stock options, warrants and convertible preferred stock was not assumed for the three and six months ended June 30, 2003 because the impact was anti-dilutive.


3.   Discontinued Operations

          In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The Company received $5.5 million in cash, subject to certain adjustments. The Company recognized a loss on this transaction of $262,000. In conjunction with the transaction, Novatech purchased certain assets with a book value of $11.7 million and assumed certain operating liabilities totaling approximately $6.8 million. The Company incurred approximately $865,000 of closing costs associated with the transaction. Results of operations for the three and six months ended June 30, 2003 have been restated to classify the operating results of the Process business as discontinued operations.

          For the three and six months ended June 30, 2003, contract revenue for the discontinued Process business was $4.2 million and $8.5 million, respectively. Net loss for the discontinued Process business for the same periods was $650,000 and $918,000, respectively.


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

          Software development costs capitalized were $142,000 and $172,000 for the quarters ended June 30, 2004 and 2003, respectively. Total amortization expense was $86,000 and $101,000 for the quarters ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, software development costs capitalized were $239,000 and $380,000, respectively. Total amortization expense was $172,000 and $167,000 for the six months ended June 30, 2004 and 2003, respectively.


5.   Stock Compensation

          The Company applies the intrinsic-value-based method of accounting prescribe by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

          If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123, net income (loss) would have been as follows:


(in thousands, except per share data)                              Three months                   Six months
                                                                  ended June 30,                    ended June 30,
-                                                           --------------------------       --------------------------
                                                                2004            2003            2004           2003
                                                            ---------       ----------       ----------     -----------
Net income (loss) attributed to
     common stockholders, as reported                           $ 276        $ (1,190)         $ 340       $ (1,766)
Add stock-based employee compensation expense
     included in reported net income (loss)                       -              -               -              -
Deduct total stock-based employee compensation
     expense determined under fair-value-method
     for all awards                                               (15)            (67)           (30)          (133)
                                                             ---------      ----------       ----------      -----------
     Pro forma net income (loss)                                $ 261        $ (1,257)         $ 310       $ (1,899)
                                                             ========       ==========       ==========      ===========
Net income (loss) per share, as reported:
Basic                                                          $ 0.03         $ (0.20)        $ 0.04        $ (0.30)
Diluted                                                        $ 0.03         $ (0.20)        $ 0.04        $ (0.30)

Net loss per share, as adjusted:
Basic                                                          $ 0.03         $ (0.21)        $ 0.03        $ (0.32)
Diluted                                                        $ 0.03         $ (0.21)        $ 0.03        $ (0.32)




No employee stock options were issued in the first six months of 2004 or 2003.

6.   Long-term Debt

          The Company's long-term debt consists of an unsecured promissory note to a former employee with a remaining balance of $25,000 at June 30, 3004 which is due March 31, 2005.

          General Physics Corporation is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the LIBOR Market Index Rate plus 3% (4.37% as of June 30, 2004), with interest only payments due monthly. At June 30, 2004, the Company's available borrowing base was $1.5 million, none of which had been utilized. The credit facility expires on August 23, 2005.

          The credit facility requires the Company to comply with certain financial ratios. At June 30, 2004, the Company was in compliance with its financial ratio covenants.


7.   Series A Convertible Preferred Stock

          The Series A convertible preferred stock had no voting rights and required dividends at the rate of 6% per annum payable quarterly. Dividends accumulated if not paid quarterly and compounded interest accrued on any unpaid dividends. On October 23, 2003, ManTech International Corp. elected to convert all of its 39,000 shares of preferred stock to common stock in conjunction with the sale of its ownership in the Company to GP Strategies. Thus, as of June 30, 2004 and December 31, 2003 there are no shares of preferred stock outstanding. The Company had accrued dividends payable of $366,000 as of June 30, 2004 and December 31, 2003. Such amount accrues interest at the rate of 6% until paid.


8.   Letters of Credit and Performance Bonds.

          As of June 30, 2004, the Company was contingently liable for four letters of credit totaling approximately $201,000. All of these letters of credit represent payment bonds on contracts and have been cash collateralized and are classified as restricted cash in the consolidated balance sheet. In addition, the Company was contingently liable at June 30, 2004 for approximately $62,000 under a performance bond on one contract, which was secured by a bank guarantee of the Company's foreign subsidiary.


9.   Income Taxes

          The Company's effective tax rate was 17.9% and 1.4% for the six months ended June 30, 2004 and June 30, 2003, respectively. The increase in the effective tax rate is attributable primarily to higher taxable income in Sweden and the impact of the alternative minimum tax in the United States. For 2004 the Company's combined U.S. federal and state effective tax rate is projected to be 6% and the Swedish effective tax rate is projected to be 30%.


10.  Administrative Charges from GP Strategies and Other Related Party
     Transactions

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


          In March, 2003, GP Strategies extended their $1.8 million limited guarantee of the Company's previous bank facility. In consideration for the extension of the guarantee, the Company issued 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common stock on March 21, 2003. The Company recorded the value of $180,000 as deferred financing cost with a corresponding credit to common stock and additional paid-in capital. The deferred costs were amortized over the one-year life of the guarantee.


11.  New Accounting Standards

          In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which requires the consolidation of entities meeting certain criteria. The Company does not participate in any variable interest entities.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
            For the Three and Six Months ended June 30, 2004 and 2003

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The Company received $5.5 million in cash, subject to certain adjustments. The operating results of the Company's Process business have been classified as discontinued operations in the Consolidated Statements of Operations for the three and six months ended June 30, 2003. Following the sale of Process, the Company operates only in the Simulation business.

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


General Business Environment

     GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") is a world leader in real-time high fidelity simulation technology and model development. The Company provides simulation solutions and services to the power generation industry, the process industries, and the US Government sector. In addition, the Company provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry, and develops specialized software applications for emerging technologies.

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

     The Company's Power Simulation Business Unit ("Power") is positioning itself to take advantage of emerging trends in the power industry. The operating licenses for numerous nuclear power plants will expire over the next several years. Fourteen plants have already received license extensions, and sixteen more have applications pending. Many plants are also planning significant upgrades to the physical equipment and control room technology in conjunction with the license extensions. Both will result in the need to modify or replace the existing plant control room simulators. The Company, having the largest installed base of existing simulators, is well positioned to capture the majority of this business. Installation of new control room technology is also driving increased simulator business in the fossil power market.

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

     The Company is expanding its presence in the US Government sector. It is teaming with other established government contractors and seeking to secure military simulation contracts where the Company's simulation expertise, coupled with team partner capability, provides a compelling competitive advantage. Also, in the government sector the Company is completing technology to simulate the operation of Emergency Operations Centers (EOC) run by municipal and state governments. REMITS is a Real-time Emergency Management Interactive Training System designed to simulate emergency situations and enable EOC staff to train without requiring human participation in the field. REMITS enables the EOC staff to stay current with the technology and enables instructors to introduce new problems and challenges during the exercise to test the EOC staff response to changing situations. As the Federal Government spends billions of dollars in first responder training, management believes the Company's REMITS product will be useful in training for disaster recovery and terrorist threat response. The Company expects the REMITS product will be released for sale in the third quarter 2004.

     In Emerging Technologies, the Company is completing the launch of PRISM(TM), a hand held, wireless application designed for physicians and health care professionals. Within a hand held, wireless device, PRISM stores electronic patient records which can be quickly retrieved and updated at the point of care--in essence simulating a physician's home office in real time. It also records dictation, provides patient history, lab and consult reports, allergies and insurance information. With PRISM physicians can also order prescriptions, medical supplies, lab tests, consultations and create clinical reminders, among many other features. The Company has developed PRISM in concert with MDOffices, Inc., a start up company whose mission is to develop and commercialize the PRISM technology. PRISM is in beta phase testing with a commercial launch scheduled for the third quarter of 2004.

     There is no certainty that either REMITS or PRISM will have a materially positive impact upon the Company's future performance.






Results of Operations

     The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:


(in thousands)                                       Three months ended June 30,                Six months ended June 30,
                                             ---------------------------------------     -------------------------------------
                                                2004      %          2003      %          2004        %        2003      %
                                             --------  --------   --------  --------    -------  ---------  --------- --------
Contract revenue                             $ 7,597    100.0 %    $ 5,545   100.0 %   $ 15,158    100.0 %   $ 10,520  100.0 %
Cost of revenue                                5,760     75.8 %      4,533    81.7 %     11,544     76.2 %      8,327   79.2 %
                                             --------  --------   --------  --------   --------  ---------  --------- --------
Gross profit                                   1,837     24.2 %      1,012    18.3 %      3,614     23.8 %      2,193   20.8 %
                                             --------  --------   --------  --------   --------  ---------  --------- --------
Operating expenses:

     Selling, general and administrative       1,184     15.6 %      1,313    23.7 %      2,422     16.0 %      2,550   24.2 %
     Administrative charges from GP Strategies   246      3.2 %          -     0.0 %        492      3.2 %          -    0.0 %
     Depreciation and amortization                74      1.0 %         99     1.8 %        143      0.9%         200    1.9 %
                                             --------  --------   --------  --------   --------  ---------  --------- --------
Total operating expenses                       1,504     19.8 %      1,412    25.5 %      3,057     20.1 %      2,750   26.1 %
                                             --------  --------   --------  --------   --------  ---------  --------- --------
Operating income (loss)                          333      4.4 %       (400)   (7.2)%        557      3.7 %       (557)  (5.3)%

Interest expense, net                            (16)    (0.2)%        (95)   (1.7)%       (159)    (1.0)%       (146)  (1.4)%
Other income (expense), net                       16      0.2 %         (2)   (0.0)%         16      0.1 %         (7)   0.0%
                                             --------  --------   --------  --------   --------  ---------  ---------  --------
Income (loss) from continuing operations

     before income taxes                         333      4.4 %       (497)   (8.9)%        414      2.8 %       (710)  (6.7)%

Provision (benefit) for income taxes              57      0.8 %        (15)   (0.2)%         74      0.5 %         22    0.2 %
                                             --------   --------  --------  --------   --------  ---------  ----------  --------
Income (loss) from continuing operations         276      3.6 %       (482)   (8.7)%        340      2.3 %       (732)  (6.9)%

Loss from discontinued operations                  -      0.0%       (650)    (11.7)%          -     0.0%        (918)  (8.7)%
                                             --------   --------  --------  --------   --------  ---------  ----------  --------
Net income (loss)                              $ 276      3.6%    $(1,132)    (20.4)%     $ 340      2.3%     $(1,650)  (15.6)%
                                             ========   ========  ========  ========   ========  =========  ==========  ========




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


     Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At June 30, 2004, the Company has net capitalized software development costs of $1.0 million. On an annual basis, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's balance sheet.


     Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 Accounting for Income Taxes, management makes a regular assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. At June 30, 2004, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $15.9 million which expire in various amounts over the next twenty years. The amount of loss carryforward which can be used by the Company may be limited to approximately $500,000 annually. The recovery of the Company's net deferred tax asset could not be substantiated by currently available objective evidence, and, accordingly, the Company has established a full valuation allowance for the balance of its deferred tax asset of $8.6 million at June 30, 2004. If the Company is able to realize taxable income in the future, the valuation allowance will be reduced.


Results of Operations - Three and Six Months ended June 30, 2004 versus Three and Six Months ended June 30, 2003.

     Contract Revenue. Total contract revenue for the quarter ended June 30, 2004 totaled $7.6 million, which was 37.0% higher than the $5.5 million total revenue for the quarter ended June 30, 2003. Revenue for the six months ended June 30, 2004 was $15.2 million versus $10.5 million in the same period of 2003, a 44.1% increase. The increases reflect the significant order volume logged in 2003. At June 30, 2004, the Company's backlog was $22.7 million of which approximately $12.0 million will be recognized as revenue in the next six months.

     Gross Profit. Gross profit totaled $1.8 million (24.2% of revenue) for the quarter ended June 30, 2004, as compared with $1.0 million (18.3% of revenue) for the quarter ended June 30, 2003. For the six months ended June 30, 2004, gross profit increased from $2.2 million (20.8% of revenue) for the six months ended June 30, 2003 to $3.6 million (24.4% of revenue). The increase in gross profit percentage is mainly attributable to a 7% decrease in the Company's overhead costs in 2004 together with a higher revenue base to recover the Company's relatively fixed overhead costs.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $1.2 million in the quarter ended June 30, 2004, a 9.8% decrease from the $1.3 million for the same period in 2003. SG&A expenses for the six months ended June 30, 2004 decreased 5.0%, from $2.6 million for the six months ended June 30, 2003 to $2.4 million. Business development costs increased from $378,000 in the second quarter 2003 to $560,000 in the second quarter 2004 and increased from $787,000 for the six months ended June 30, 2003 to $1.1 million in the same period of 2004. This reflects the Company's renewed focus on business development in 2004 and the reassignment of four operating personnel into the business development function on January 1, 2004. The Company's corporate and G&A expenses decreased from $842,000 in the second quarter 2003 to $621,000 in the second quarter 2004 reflecting the outsourcing of the Company's corporate function to GP Strategies on January 1, 2004. Likewise, for the six months ended June 30, 2004, corporate and G&A expenses decreased from $1.6 million for the first six months of 2003 to $1.3 million in 2004.

     The Company capitalized $142,000 of software development costs in the three months ended June 30, 2004 as compared to $172,000 in the same period of 2003. For the six months ended June 30, 2004 and 2003, the Company capitalized $239,000 and $380,000, respectively. The Company's R&D expenditures in the first half of 2004 were related to:

     * The development of new functionality for the Company's Jtools software modeling tools.
     * The modification of the Company's simulation technology to simulate the operation of Emergency Operations Centers (EOC) run by municipal and state governments.
     * The development of a software product that will allow doctors to create digital patient records through the use of a personal digital assistant (PDA) instead of manually recording patient information.
     * The embedding of the Company's full scope simulator software into classroom training materials by segmenting its simulation software into "pieces" so that the software can be utilized to teach specific skills in operating the nuclear electric utilities without the need for control room panels.

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

     Depreciation and Amortization. Depreciation expense totaled $74,000 and $99,000 during the quarters ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003 depreciation expense totaled $143,000 and $200,000, respectively. The reduction reflects certain assets becoming fully depreciated.

     Operating Income (Loss). The Company had operating income of $333,000 (4.4% of revenue) in the second quarter 2004, as compared with operating loss of $400,000 (7.2% of revenue) for the same period in 2003. For the six months ended June 30, 2004 and 2003, the Company had operating income of $557,000 (3.7% of revenue) and operating loss of $557,000 (5.3% of revenue), respectively. The increase was due to the factors outlined above.

     Interest Expense, Net. Net interest expense decreased from $95,000 in the quarter ended June 30, 2003 to $16,000 for the same quarter in 2004. For the six months ended June 30, 2004 and 2003, net interest expense totaled $159,000 and $146,000, respectively. In March 2003, GP Strategies extended their $1.8 million limited guarantee of the Company's bank facility for a one-year period. In consideration for the extension of the guarantee, the Company issued 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common shares on March 21, 2003. The cost of the guarantee was amortized over the one year period; GSE recognized $45,000 of interest expense in the first quarter 2004 which completed the amortization of these costs.

     The fees paid to the Company's financial institution as consideration for the extension of the Company's credit facility for a one-year period beginning March 23, 2003 were amortized over the one year extension. In the first quarter 2004, the Company recognized $94,000 of interest expense which completed the amortization of these costs.

     Provision for Income Taxes. The Company's effective tax rate was 17.9% and 1.4% for the six months ended June 30, 2004 and June 30, 2003, respectively. The increase in the effective tax rate is attributable primarily to higher taxable income in Sweden and the impact of the alternative minimum tax in the United States. For 2004 the Company's combined U.S. federal and state effective tax rate is projected to be 6% and the Swedish effective tax rate is projected to be 30%.

Liquidity and Capital Resources

     As of June 30, 2004, the Company's cash and cash equivalents totaled $1.5 million compared to $1.4 million at December 31, 2003.

     Cash provided by (used in) operating activities. For the six months ended June 30, 2004, net cash provided by activities was $175,000. Significant changes in the Company's assets and liabilities in 2004 included:

     * a $710,000 reduction in prepaid expenses and other assets. The reduction reflects (1) lower prepaid insurance expense due to the participation of the Company in some of GP Strategies' insurance programs, (2) the collection from Novatech of expenses paid by the Company on behalf of Novatech after the sale of the Process business in 2003 and (3) a reduction in capitalized bank commitment fees.

     * an increase in accounts payable, accrued compensation and accrued expenses of $528,000. The increase reflects the increase in project activity in 2004 as compared to the prior year and the related increase in obligations to the Company's subcontractors that are working on projects located in Mexico and Eastern Europe.

     * a decrease in billings in excess of revenues earned by $2.4 million. In 2003, the Company had entered into a $6.0 million contract with a Mexican customer for a full scope simulator that allowed the Company to invoice the customer for 20% of the contract upon the receipt of the purchase order as an advance payment. The reduction in billings in excess of revenues earned mainly reflects the completion of work which has reduced the Company's liability to the customer for the advance payment.

     Net cash used in operating activities was $461,000 for the six months ended June 30, 2003; $1.4 million was used by continuing operations and $945,000 was provided by discontinued operations. The only significant change in the Company's assets and liabilities in the first quarter 2003 was an increase in contract receivables of $904,000. The Company's unbilled receivables increased during the quarter due to the timing of contract-specified milestone billings.

     Cash used in investing activities. Net cash used in investing activities was $6,000 for the six months ended June 30, 2004, consisting of $239,000 of capitalized software development costs and $68,000 of capital expenditures, offset by the expiration of $301,000 of cash collateralized stand-by letters of credit for which the cash collateral was released.

     Net cash used in investing activities was $492,000 in the six months ended June 30, 2003; $108,000 was used by continuing operations and $384,000 was used by discontinued operations. The $108,000 used by continuing operations included $380,000 of capitalized software development costs, and $36,000 for capital expenditures. In addition, two cash-collateralized standby letters of credit totaling $308,000 issued by the Company prior to 2003 expired and the cash was received.

     Cash used in financing activities. In the six months ended June 30, 2004, the Company used $17,000 in financing activities related to the pay down of a note payable.

     During the six months ended June 30, 2003, the Company used $123,000 net cash in financing activities. The Company decreased its borrowings under its bank line of credit by $368,000 to a total of $5.1 million. In December 1997, the Company acquired 100% of the outstanding common stock of J.L. Ryan, Inc. for an initial purchase price of $1.0 million and contingent consideration based on the performance of the business from 1998 to 2002. In April 2003, the Company issued four promissory notes to the former shareholders of J.L.Ryan (all of whom were GSE employees) totaling approximately $515,000 for the 2002 contingent consideration. At June 30, 2003, $258,000 was outstanding on the notes.


Credit Facilities


     General Physics Corporation is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the LIBOR Market Index Rate plus 3% (4.37% as of June 30, 2004), with interest only payments due monthly. At June 30, 2004, the Company's available borrowing base was $1.5 million, none of which had been utilized. The credit facility expires on August 23, 2005.

     The credit facility requires the Company to comply with certain financial ratios. At June 30, 2004, the Company was in compliance with its financial ratio covenants.

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

     The Company is also subject to market risk related to the interest rate on its existing line of credit. As of June 30, 2004, such interest rate is based on the Libor Market Index Rate plus 300 basis-points.

     As of June 30, 2004, the Company did not have any outstanding debt that was subject to variable interest rates.

Item 4.  Controls and Procedures

     As of the end of the period covered by this report, GSE management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
            For the Three and Six Months ended June 30, 2004 and 2003


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


     (b) Reports on Form 8-K

     Form 8-K was filed by the Registrant with the Securities and Exchange Commission on April 14, 2004 regarding the press release issued by the Company announcing the Company's financial results for 2003 and the new credit facility with Wachovia Bank.

     Form 8-K was filed by the Registrant with the Securities and Exchange Commission on April 26, 2004 regarding the press release issued by the Company announcing multiple simulation contract awards.

     Form 8-K was filed by the Registrant with the Securities and Exchange Commission on May 17, 2004 regarding the press release issued by the Company announcing the Company's financial results for the first quarter, 2004.





                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 16, 2004                                GSE SYSTEMS, INC.



                                /S/ JOHN V. MORAN
                                -----------------
                                  John V. Moran
                             Chief Executive Officer
                          (Principal Executive Officer)



                              /S/ JEFFERY G. HOUGH
                              ---------------------
                                Jeffery G. Hough
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)