Form 10-Q
period 2004-09-30
GSE SYSTEMS INC
filed 2004-11-12
CIK 944480

Conformed

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2004.

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to_______________ .

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

As of November 1, 2004, there were 8,949,706 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                          PAGE
PART I.   FINANCIAL INFORMATION                                             3


 Item 1.   Financial Statements:
           Consolidated Balance Sheets as of September 30, 2004 and          3
             December 31, 2003
           Consolidated Statements of Operations for the Three               4
             and Nine Months Ended September 30, 2004
             and September 30, 2003
           Consolidated Statements of Comprehensive Income (Loss)            5
             for the Three and Nine Months Ended September 30, 2004
             and September 30, 2003
           Consolidated Statements of Cash Flows for the                     6
             Nine Months Ended September 30, 2004 and September 30, 2003

           Notes to Consolidated Financial Statements                         7


 Item 2.   Management's Discussion and Analysis of Results of                13
             Operations and Financial Condition
 Item 3.   Quantitative and Qualitative Disclosures About Market Risk        21
 Item 4.   Controls and Procedures                                           21

                                                                             22
PART II.   OTHER INFORMATION


 Item 1.   Legal Proceedings                                                 22
 Item 2.   Changes in Securities and Use of Proceeds                         22
 Item 3.   Defaults Upon Senior Securities                                   22
 Item 4.   Submission of Matters to a Vote of Security Holders               22
 Item 5.   Other Information                                                 22
 Item 6.   Exhibits                                                          22


           SIGNATURES                                                        23

-----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED BALANCE SHEETS
                                                        (in thousands, except share data)



                                                                                    Unaudited
                                                                                  September 30, 2004            December 31, 2003
                                                                                  ------------------            -----------------
                                                                 ASSETS

Current assets:
     Cash and cash equivalents                                                           $ 1,025                      $ 1,388
     Restricted cash                                                                          94                          473
     Contract receivables                                                                  9,479                        9,457
     Prepaid expenses and other current assets                                             1,031                        1,635
                                                                                   ---------------               --------------
         Total current assets                                                             11,629                       12,953

Equipment and leasehold improvements, net                                                    580                          643
Software development costs, net                                                              982                          946
Goodwill, net                                                                              1,739                        1,739
Other assets                                                                                 121                          255
                                                                                    --------------                -------------
        Total assets                                                                    $ 15,051                     $ 16,536
                                                                                    ==============                =============

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                                      $ 18                         $ 33
     Accounts payable                                                                      3,466                        2,946
     Due to GP Strategies Corporation                                                        427                          100
     Accrued expenses                                                                      1,457                        1,418
     Accrued compensation and payroll taxes                                                1,575                        1,752
     Billings in excess of revenue earned                                                  1,375                        3,927
     Other current liabilities                                                               193                          240
                                                                                    --------------                -------------
        Total current liabilities                                                          8,511                       10,416

Long-term debt                                                                               -                              9
Accrued warranty reserves                                                                    655                          407
Other liabilities                                                                              6                           25
                                                                                    --------------                -------------
        Total liabilities                                                                  9,172                       10,857

Commitments and contingencies

Stockholders' equity:
     Series A convertible preferred stock $.01 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                         -                            -
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued
         and outstanding 8,949,706 in 2004 and 2003                                           89                           89
     Additional paid-in capital                                                           30,815                       30,815
     Retained earnings (deficit) - at formation                                           (5,112)                      (5,112)
     Retained earnings (deficit) - since formation                                       (18,959)                     (19,162)
     Accumulated other comprehensive loss                                                   (954)                        (951)
                                                                                    --------------                -------------
         Total stockholders' equity                                                        5,879                        5,679
                                                                                    --------------                -------------
         Total liabilities and stockholders' equity                                     $ 15,051                     $ 16,536
                                                                                    ==============                =============
The accompanying notes are an integral part of these consolidated financial statements.



               GSE SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share data)
                           (Unaudited)

                                                           Three months ended             Nine months ended
                                                              September 30,                  September 30,
                                                          ---------------------          -----------------------
                                                           2004            2003             2004            2003
                                                          ---------     ----------        ---------      --------
Contract revenue                                           $ 7,340         $ 6,139        $ 22,498       $ 16,660

Cost of revenue                                              5,835           4,654          17,379         12,980
                                                          ---------     ----------        ---------      ---------
Gross profit                                                 1,505           1,485           5,119          3,680
                                                          ---------     ----------        ---------      ---------
Operating expenses

     Selling, general and administrative                     1,449           1,588           3,871          4,140
     Administrative charges from GP Strategies                 247              -              739             -
     Depreciation and amortization                              64              95             207            295
                                                          ---------     -----------        --------      ----------
Total operating expenses                                     1,760           1,683           4,817          4,435
                                                          ---------     -----------        --------      ----------
Operating income (loss)                                       (255)           (198)            302           (755)

Interest expense, net                                           (5)           (101)           (164)          (246)
Other income (expense), net                                     19             (14)             35            (22)
                                                          ---------     -----------         --------     ----------
Income (loss) from continuing operations
     before income taxes                                      (241)           (313)            173         (1,023)

Provision (benefit) for income taxes                           (44)              -              30             22
                                                          ---------     -----------         --------     ----------
Income (loss) from continuing operations                      (197)           (313)            143         (1,045)

Loss from discontinued operations                                -            (121)              -         (1,039)
Income (loss) on sale of discontinued operations                60            (262)             60           (262)
                                                          ---------      ----------         --------     -----------
Net income (loss)                                             (137)           (696)            203         (2,346)

Preferred stock dividends                                      -               (59)            -             (175)
                                                          ----------     -----------        ----------    ----------
Net income (loss) attributed to
     common shareholders                                    $ (137)         $ (755)          $ 203       $ (2,521)
                                                          ==========     ===========        ==========    ==========
Basic earnings (loss) per common share:

     Continuing operations                                 $ (0.02)        $ (0.06)         $ 0.02        $ (0.20)
     Discontinued operations                                  -              (0.07)            -            (0.23)
                                                          ----------      ----------        ----------   -----------
         Net income (loss)                                 $ (0.02)        $ (0.13)         $ 0.02        $ (0.43)
                                                          ==========      ==========        ==========   ===========
Diluted earnings (loss) per common share:
     Continuing operations                                 $ (0.02)        $ (0.06)         $ 0.02        $ (0.20)
     Discontinued operations                                    -            (0.07)              -          (0.23)
                                                           ---------      ---------        ----------    -----------
         Net income (loss)                                 $ (0.02)        $ (0.13)         $ 0.02        $ (0.43)
                                                          ==========      ==========        ==========    ==========
     The accompanying notes are an integral part of these consolidated financial statements.




                       GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)

                                                        Three months ended              Nine months ended
                                                           September 30,                   September 30,
                                                        ------------------------      -------------------------
                                                          2004             2003             2004         2003
                                                        ----------      ---------     -----------  ------------
Net income (loss)                                       $ (137)            $ (696)        $ 203     $ (2,346)

Foreign currency translation adjustment                     51                 58            (3)         153
                                                        ---------       ----------    -----------  -------------
Comprehensive income (loss)                              $ (86)            $ (638)        $ 200     $ (2,193)
                                                        ========        =========     ==========    ===========
    The accompanying notes are an integral part of these consolidated financial statements.






                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)

                                                                                     Nine months ended
                                                                                       September 30,
                                                                                 ---------------------------
                                                                                      2004            2003
                                                                                 ------------   --------------
Cash flows from operating activities:
Net income (loss)                                                                      $ 203        $ (2,346)
     Loss from discontinued operations                                                    -           (1,039)
     Income (loss) on sale of discontinued operations                                     60            (262)
                                                                                  -----------    ------------
Income (loss) from continuing operations                                                 143          (1,045)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Depreciation and amortization                                                       490             535
     Changes in assets and liabilities:
         Contract receivables                                                            (22)         (1,344)
         Prepaid expenses and other assets                                               709            (430)
         Accounts payable, accrued compensation and accrued expenses                     406           1,261
         Due to GP Strategies Corporation                                                327               -
         Billings in excess of revenues earned                                        (2,552)          2,523
         Accrued warranty reserves                                                       320            (193)
         Other liabilities                                                               (44)             (3)
                                                                                  ------------   ------------
   Net cash provided by (used in) continuing operations                                 (223)          1,304
   Net cash provided by (used in) discontinued operations                                (60)          1,253
                                                                                  ------------   -------------
Net cash provided by (used in) operating activities                                     (283)          2,557
                                                                                  ------------   -------------

Cash flows from investing activities:
     Proceeds from sale of Process business, net of transaction costs                      -           5,245
     Net cash paid for acquisition of businesses                                           -            (515)
     Capital expenditures                                                               (144)           (173)
     Capitalized software development costs                                             (319)           (464)
     Releases of cash as collateral under letters of credit                              408             256
     Other cash used in discontinued operations, net                                       -            (506)
                                                                                  ------------   -------------
Net cash provided by (used in) investing activities                                      (55)          3,843
                                                                                  ------------  --------------
Cash flows from financing activities:
     Decrease in borrowings under line of credit                                           -          (5,431)
     Other financing activities, net                                                     (24)            (22)
                                                                                  ------------   -------------
Net cash used in financing activities                                                    (24)         (5,453)
                                                                                  ------------   -------------
Effect of exchange rate changes on cash                                                   (1)             69
                                                                                  ------------   -------------
Net increase (decrease) in cash and cash equivalents                                    (363)          1,016
Cash and cash equivalents at beginning of year                                         1,388           1,617
                                                                                  ------------   -------------
Cash and cash equivalents at end of period                                           $ 1,025         $ 2,633
                                                                                  ============   =============
  The accompanying notes are an integral part of these consolidated financial statements.



                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Nine Months ended September 30, 2004 and 2003
                                   (Unaudited)

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

          With the sale of the Company's Process Automation business in 2003, the Company has only one reportable segment. The Company has a wide range of knowledge of simulation systems and the processes those systems are intended to control and model. The Company's knowledge is concentrated heavily in simulation technology and model development. The Company is primarily engaged in simulation for the power generation industry, the process industries, and the US Government. The Company has a commanding competitive position in the nuclear power industry with an installed capacity over two times all other competitors combined. Contracts typically range from 18 months to three years. At September 30, 2004 GP Strategies Corporation ("GP Strategies") owned 58% of the Company's common stock.

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

          Contract receivables unbilled of $5.5 million and $4.4 million as of September 30, 2004 and December 31, 2003, respectively, are typically billed within sixty days. In October, the Company billed $1.3 million of the unbilled amounts.

          During the three months ended September 30, 2004, the Company increased the estimated costs to complete several contracts which reduced the Company's revenue and gross profit by $288,000.


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



(in thousands, except for per share)                       Three months ended                Nine months ended
                                                             September 30,                     September 30,
                                                      ------------------------          --------------------------
                                                           2004         2003                   2004       2003
                                                      -----------   ----------          ------------  ------------
Numerator:
    Net income (loss)                                    $ (137)      $ (696)                 $203    $ (2,346)
    Preferred stock dividends                                -           (59)                   -          (175)
                                                      ----------    ----------          ------------  ------------
    Net income (loss) attributed to
      common stockholders                                $ (137)      $ (755)                $ 203    $ (2,521)
                                                      ===========   ===========          ============  ============
Denominator:
    Weighted-average shares outstanding
      for basic earnings per share                     8,949,706     6,019,138           8,949,706    5,974,083

    Effect of dilutive securities:
      Employee stock options, warrants and
      options outside the plan                            -              -                  43,767       -
                                                      -----------  -----------           ------------  -----------
    Adjusted weighted-average shares outstanding
      and assumed conversions for diluted
      earnings per share                              8,949,706     6,019,138             8,993,473   5,974,083
                                                      ===========  ===========           ============ ============
    Shares related to dilutive securities excluded
      because inclusion would be anti-dilutive        1,429,383     2,676,906             1,297,826   2,652,600
                                                      ===========  ===========           ============ ============




          The difference between the basic and diluted number of weighted average shares outstanding for the nine months ended September
     30, 2004 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The net loss for the three and nine months ended September 30, 2003 was increased by preferred stock dividends of $59,000 and $175,000, respectively, in calculating the per share amounts. Conversion of the stock options, warrants and convertible preferred stock was not assumed for the three and nine months ended September 30, 2003 and the three months ended September 30, 2004 because the impact was anti-dilutive.

3.       Discontinued Operations

          In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The Company received $5.5 million in cash, subject to certain adjustments. The Company recognized a loss on this transaction of $262,000. In conjunction with the transaction, Novatech purchased certain assets with a book value of $11.7 million and assumed certain operating liabilities totaling approximately $6.8 million. The Company incurred approximately $865,000 of closing costs associated with the transaction. Results of operations for the three and nine months ended September 30, 2003 have been restated to classify the operating results of the Process business as discontinued operations.

          As part of the closing costs of the Process sale, the Company had established a $100,000 accrual for possible post-closing claims from Novatech in the twelve months following the sale, as outlined in the provisions of the Asset Purchase Agreement. In the third quarter 2004 the Company reduced the accrual by $66,000 to management's best estimate of the Company's exposure to loss.

          For the three and nine months ended September 30, 2003, contract revenue for the discontinued Process business was $5.2 million and $13.7 million, respectively. Net loss for the discontinued Process business for the same periods was $121,000 and $1.0 million, respectively.

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

          Software development costs capitalized were $80,000 and $85,000 for the quarters ended September 30, 2004 and 2003, respectively. Total amortization expense was $111,000 and $71,000 for the quarters ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, software development costs capitalized were $319,000 and $464,000, respectively. Total amortization expense was $283,000 and $237,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

          If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123, net income (loss) would have been as follows:

(in thousands, except per share data)                              Three months ended                 Nine months ended
                                                                       September 30,                     September 30,
                                                                 --------------------------        ------------------------
                                                                   2004             2003             2004            2003
                                                                 --------        ---------         --------      ----------
Net income (loss) attributed to
     common stockholders, as reported                            $ (137)          $ (755)             $203        $ (2,521)
Add stock-based employee compensation expense
     included in reported net income (loss)                          -                -                -               -
Deduct total stock-based employee compensation
     expense determined under fair-value-method
     for all awards                                                 (15)             (67)              (45)           (200)
                                                                 --------        ---------         ---------      ----------
     Pro forma net income (loss)                                 $ (152)          $ (822)             $158        $ (2,721)
                                                                 ========        =========         =========      ===========
Net income (loss) per share, as reported:
Basic                                                           $ (0.02)         $ (0.13)           $ 0.02         $ (0.43)
Diluted                                                         $ (0.02)         $ (0.13)           $ 0.02         $ (0.43)

Net income (loss) per share, as adjusted:
Basic                                                           $ (0.02)         $ (0.14)           $ 0.02         $ (0.46)
Diluted                                                         $ (0.02)         $ (0.14)           $ 0.02         $ (0.46)





       No employee stock options were issued in the first nine months of 2004 or 2003.

6.       Long-term Debt

          The Company's long-term debt consists of an unsecured promissory note to a former employee with a remaining balance of $18,000 at September 30, 2004 which is due March 31, 2005.

          General Physics Corporation is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the LIBOR Market Index Rate plus 3% (4.84% as of September 30, 2004), with interest only payments due monthly. At September 30, 2004, the Company's available borrowing base was $1.5 million, none of which had been utilized. The credit facility expires on August 12, 2006.

          The credit facility requires the Company to comply with certain financial ratios. At September 30, 2004, the Company was in compliance with its financial ratio covenants.

7.       Series A Convertible Preferred Stock

          The Series A convertible preferred stock had no voting rights and required dividends at the rate of 6% per annum payable quarterly. Dividends accumulated if not paid quarterly and compounded interest accrued on any unpaid dividends. On October 23, 2003, ManTech International Corp. elected to convert all of its 39,000 shares of preferred stock to common stock in conjunction with the sale of its ownership in the Company to GP Strategies. Thus, as of September 30, 2004 and December 31, 2003, there are no shares of preferred stock outstanding. The Company had accrued dividends payable of $366,000 as of September 30, 2004 and December 31, 2003. Such amount accrues interest at the rate of 6% until paid.

8.       Letters of Credit and Performance Bonds.

          As of September 30, 2004, the Company was contingently liable for one letter of credit totaling approximately $29,000. This letter of credit represents a payment bond on a contract and has been cash collateralized and is classified as restricted cash in the consolidated balance sheet. In addition, the Company was contingently liable at September 30, 2004 for approximately $65,000 under a performance bond on one contract which was secured by a cash-collateralized bank guarantee of the Company's foreign subsidiary.


9.       Income Taxes

          The Company's effective tax rate was 15.1% and .9% for the nine months ended September 30, 2004 and September 30, 2003, respectively. The increase in the effective tax rate is attributable primarily to higher taxable income in Sweden and the impact of the alternative minimum tax in the United States. For 2004 the Company's combined U.S. federal and state effective tax rate is projected to be 10% and the Swedish effective tax rate is projected to be 35%.


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


11.      Commitments and Contingencies

          In conjunction with the move of its Process Automation business to its Columbia, Maryland facility in May 2003, the Company subleased most of its vacated facility in Baltimore, Maryland to Alpharma USPD Inc. for a five-year period, although Alpharma could terminate the lease at the end of the second year provided a six-month notice was given. In October, 2004, Alpharma notified the Company that they will terminate the sublease on April 30, 2005. The Company's broker is actively seeking another subtenant, and management believes that a subtenant will be found prior to the end of Alpharma's sublease. However, if a subtenant is not found or the terms of a new subtenant lease arrangement are not consistent with those of the Alpharma lease, the Company may be required to record an additional charge related to the lease for the vacated facility. The Company's lease expires in July 2008; the annual rent is approximately $550,000, of which the Company currently has a loss accrual of $181,000.

12.      New Accounting Standards

          In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which requires the consolidation of entities meeting certain criteria. The Company does not participate in any variable interest entities.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
         For the Three and Nine Months ended September 30, 2004 and 2003

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

     In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The Company received $5.5 million in cash, subject to certain adjustments. The operating results of the Company's Process business have been classified as discontinued operations in the Consolidated Statements of Operations for the three and nine months ended September 30, 2003. Following the sale of Process, the Company operates only in the Simulation business.

     In October 2003, as a result of the acquisition by GP Strategies Corp. of ManTech International Corp.'s interest in the Company, along with certain other transactions, GSE became a 58%-owned subsidiary of GP Strategies.

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

     In conjunction with the move of its Process Automation business to its Columbia, Maryland facility in May 2003, the Company subleased most of its vacated facility in Baltimore, Maryland to Alpharma USPD Inc. for a five-year period, although Alpharma could terminate the lease at the end of the second year provided a six-month notice was given. In October, 2004, Alpharma notified the Company that they will terminate the sublease on April 30, 2005. The Company's broker is actively seeking another subtenant, and management believes that a subtenant will be found prior to the end of Alpharma's sublease. However, if a subtenant is not found or the terms of a new subtenant lease arrangement are not consistent with those of the Alpharma lease, the Company may be required to record an additional charge related to the lease for the vacated facility. The Company's lease expires in July 2008; the annual rent is approximately $550,000, of which the Company currently has a loss accrual of $181,000.

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

     The Company's Power Simulation Business Unit ("Power") is positioning itself to take advantage of emerging trends in the power industry. The operating licenses for numerous nuclear power plants will expire over the next several years. Thirty plants have already received license extensions, and sixteen more have applications pending. Many plants are also planning significant upgrades to the physical equipment and control room technology in conjunction with the license extensions. Both will result in the need to modify or replace the existing plant control room simulators. The Company, having the largest installed base of existing simulators, is well positioned to capture the majority of this business. Installation of new control room technology is also driving increased simulator business in the fossil power market.

     In 2004, the Company is working on embedding its full scope simulator software into classroom training materials. Utilizing the drastically increased computing power of personal computers, the Company is able to house the entire simulator software on a single PC running in real time. This enables dynamic training and feedback to the student, versus just static text, in the training environment. The Company is segmenting its simulation software into "pieces" with respect to individual plant systems and equipment so that the software can be utilized to teach specific skills in operating the nuclear electric utilities without the need for control room panels.

     The Company is expanding its presence in the US Government sector. The Company is teaming with other established military simulation, training and support services contractors and is actively submitting proposals to secure contracts where its expertise and team strengths coupled with team partner capability, provides a compelling competitive advantage. The Company is also exploring opportunities in the Homeland Security Sector of the Government, and is completing technology to simulate the operation of Emergency Operations Centers (EOC) run by municipal and state governments. REMITS is a Real-time Emergency Management Interactive Training System designed to simulate emergency situations and enable EOC staff to train without requiring human participation in the field. REMITS enables the EOC staff to stay current with the technology and enables instructors to introduce new problems and challenges during the exercise to test the EOC staff response to changing situations. As the Federal Government spends billions of dollars in first responder training, management believes the Company's REMITS product will be useful in training for disaster recovery and terrorist threat response. The Company expects to release the REMITS product for sale in the fourth quarter 2004.

     In Emerging Technologies, the Company is completing the launch of PRISM(TM), a hand held, wireless application designed for physicians and health care professionals. Within a hand held, wireless device, PRISM stores electronic patient records which can be quickly retrieved and updated at the point of care--in essence simulating a physician's home office in real time. It also records dictation, provides patient history, lab and consult reports, allergies and insurance information. With PRISM physicians can also order prescriptions, medical supplies, lab tests, consultations and create clinical reminders, among many other features. The Company has developed PRISM in concert with MD Offices, Inc., a start up company whose mission is to develop and commercialize the PRISM technology. PRISM is in beta phase testing with a commercial launch scheduled for the fourth quarter of 2004.

     There is no certainty that either REMITS or PRISM will have a materially positive impact upon the Company's future performance.



Results of Operations

     The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:

(in thousands)                                  Three months ended September 30,            Nine months ended September 30,

                                               2004       %        2003       %           2004        %          2003        %
                                             ------   ------      ------   ------        -------   -------     -------   -------
Contract revenue                            $ 7,340   100.0 %    $ 6,139   100.0 %      $ 22,498    100.0%    $ 16,660    100.0%
Cost of revenue                               5,835    79.5 %      4,654    75.8 %        17,379     77.2%      12,980     77.9%
                                             ------   ------      -------  ------        -------   -------     -------   -------
Gross profit                                  1,505    20.5 %      1,485    24.2 %         5,119     22.8%       3,680     22.1%
                                             ------   ------      -------  ------        -------   -------     -------   -------
Operating expenses:
  Selling, general and administrative         1,449    19.7 %      1,588    25.9 %         3,871     17.2%       4,140     24.8%
  Administrative charges from GP Strategies     247     3.4 %         -      0.0 %           739      3.4%          -       0.0%
  Depreciation and amortization                  64     0.9 %         95     1.5 %           207      0.9%         295      1.8%
                                             ------   ------      -------  ------         ------    ------     -------    ------
Total operating expenses                      1,760    24.0 %      1,683    27.4 %         4,817     21.5%       4,435     26.6%
                                             ------   ------      -------  ------         ------    ------     -------    ------
Operating income (loss)                        (255)   (3.5)%       (198)   (3.2)%           302      1.3%        (755)    (4.5)%

Interest expense, net                            (5)   (0.1)%       (101)   (1.7)%          (164)    (0.7)%       (246)    (1.5)%

Other income (expense), net                      19     0.3 %        (14)   (0.2)%            35      0.2 %        (22)    (0.1)%
                                              -----   ------      -------  ------         ------    ------     --------    ------
Income (loss) from continuing operations
  before income taxes                          (241)   (3.3)%       (313)   (5.1)%           173      0.8 %     (1,023)    (6.1)%

Provision (benefit) for income taxes            (44)   (0.6)%         -      0.0 %            30      0.2 %         22      0.2 %
                                              -----   ------       ------   ------        -------   ------     --------    -------
Income (loss) from continuing operations       (197)   (2.7)%       (313)   (5.1)%           143      0.6 %     (1,045)    (6.3)%

Loss from discontinued operations                -      0.0%        (121)   (2.0)%             -      0.0%      (1,039)    (6.2)%
Income (loss) on sale of discontinued            60     0.8%        (262)   (4.2)%            60      0.3%        (262)    (1.6)%
  operations                                  ------  ------       ------   ------        -------   -------    --------    -------
Net income (loss)                            $ (137)   (1.9%)     $ (696)  (11.3)%         $ 203      0.9%    $ (2,346)   (14.1)%
                                             =======  ======       ======   =======       =======   =======    ========    =======



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

     Revenue Recognition on Long-Term Contracts. The Company uses the percentage-of-completion revenue recognition methodology to record revenue under its long-term fixed-price contracts in accordance with the AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This methodology recognizes income as work progresses on the contract and is based on an estimate of the income earned to date, less income recognized in earlier periods. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. The Company's project managers are responsible for estimating the costs to be incurred at the beginning of each project and are responsible for updating the estimate monthly as the project progresses. Management reviews the status of each project monthly with the project managers and determines whether the cost estimates are reasonable. If changes in the estimated costs to complete the projects are required, the cumulative impact on the percentage of completion revenue calculation is recognized in the period identified. Whenever evidence indicates that the estimated total cost of a contract will exceed its total contract value, the Company's operating results are charged for the full amount of the estimated losses immediately. Uncertainties inherent in the performance of contracts include labor availability and productivity, material costs, change order scope and pricing, software modification issues and customer acceptance issues. The reliability of these cost estimates is critical to the Company's revenue recognition as a significant change in the estimates can cause the Company's revenue and related margins to change significantly from the amounts estimated in the early stages of the project.


     Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At September 30, 2004, the Company has net capitalized software development costs of $982,000. On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's balance sheet.


     Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 Accounting for Income Taxes, management makes a regular assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. At September 30, 2004, the Company's largest deferred tax asset related to a U.S. net operating loss carryforward of $15.9 million which expires in various amounts over the next twenty years. The amount of loss carryforward which can be used by the Company may be limited to approximately $500,000 annually. The recovery of the Company's net deferred tax asset could not be substantiated by currently available objective evidence, and, accordingly, the Company has established a full valuation allowance for the balance of its deferred tax asset of $8.6 million at September 30, 2004. If the Company is able to realize taxable income in the future, the valuation allowance will be reduced.


Results of Operations - Three and Nine Months ended September 30, 2004 versus Three and Nine Months ended September 30, 2003.

     Contract Revenue. Total contract revenue for the quarter ended September 30, 2004 totaled $7.3 million, which was 19.6% higher than the $6.1 million total revenue for the quarter ended September 30, 2003. Revenue for the nine months ended September 30, 2004 was $22.5 million versus $16.7 million in the same period of 2003, a 35.0% increase. The increases reflect the significant order volume logged in 2003. At September 30, 2004, the Company's backlog was $19.5 million of which approximately $6.7 million will be recognized as revenue in the next three months.

     Gross Profit. Gross profit totaled $1.5 million for both the quarter ended September 30, 2004, as well as the quarter ended September 30, 2003; however, as a percentage of revenue, gross profit decreased from 24.2% for the three months ended September 30, 2003 to 20.5 % for the three months ended September 30, 2004. In the third quarter 2004, the Company made adjustments to the estimated costs to complete several of its long-term contracts which resulted in a net reduction of the project-to-date revenue and gross profit recognized on the projects of approximately $288,000.

     For the nine months ended September 30, 2004, gross profit increased from $3.7 million (22.1% of revenue) for the nine months ended September 30, 2003 to $5.1 million (22.8% of revenue). The increase in gross profit percentage is mainly attributable to a 13% decrease in the Company's overhead costs in 2004 together with a higher revenue base to recover the Company's relatively fixed overhead costs.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $1.4 million in the quarter ended September 30, 2004, an 8.8% decrease from the $1.6 million for the same period in 2003. SG&A expenses for the nine months ended September 30, 2004 decreased 6.5%, from $4.1 million for the nine months ended September 30, 2003 to $3.9 million. Business development costs increased from $443,000 in the third quarter 2003 to $803,000 in the third quarter 2004 and increased from $1.2 million for the nine months ended September 30, 2003 to $2.0 million in the same period of 2004. This reflects the Company's renewed focus on business development in 2004 and the reassignment of four operating personnel into the business development function on January 1, 2004. The Company's corporate and G&A expenses decreased from $1.1 million in the third quarter 2003 to $590,000 in the third quarter 2004 reflecting the outsourcing of the Company's corporate function to GP Strategies on January 1, 2004. Likewise, for the nine months ended September 30, 2004, corporate and G&A expenses decreased from $2.7 million for the first nine months of 2003 to $1.9 million in 2004. Gross spending on software product development ("development") totaled $134,000 in the quarter ended September 30, 2004 as compared to $142,000 in the same period of 2003. For the nine months ended September 30, 2004 and 2003, gross development spending totaled $373,000 and $690,000, respectively. The reduction in gross development spending mainly reflects the release of JADE version 2.0 at the end of 2003. JADE is a Java-based application that provides a window into the simulation instructor station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run simulation scenarios from anywhere they have access to the web. The Company anticipates that its gross development spending in 2005 will approximate the same level as 2004.

     The Company capitalized $80,000 of development expenditures in the three months ended September 30, 2004 as compared to $85,000 in the same period of 2003. For the nine months ended September 30, 2004 and 2003, the Company capitalized $319,000 and $464,000, respectively. The Company's development expenditures in 2004 were related to:

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

     Depreciation and Amortization. Depreciation expense totaled $64,000 and $95,000 during the quarters ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003 depreciation expense totaled $207,000 and $295,000, respectively. The reduction reflects certain assets becoming fully depreciated.

     Operating Income (Loss). The Company had an operating loss of $255,000 (3.5% of revenue) in the third quarter 2004, as compared with operating loss of $198,000 (3.2% of revenue) for the same period in 2003. For the nine months ended September 30, 2004 and 2003, the Company had operating income of $302,000 (1.3% of revenue) and operating loss of $755,000 (4.5% of revenue), respectively. The variances were due to the factors outlined above.

     Interest Expense, Net. Net interest expense decreased from $101,000 in the quarter ended September 30, 2003 to $5,000 for the same quarter in 2004. For the nine months ended September 30, 2004 and 2003, net interest expense totaled $164,000 and $246,000, respectively. In March 2003, GP Strategies extended their $1.8 million limited guarantee of the Company's bank facility for a one-year period. In consideration for the extension of the guarantee, the Company issued 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common shares on March 21, 2003. The cost of the guarantee was amortized over the one-year period; GSE recognized $45,000 of interest expense in the first quarter 2004 which completed the amortization of these costs.

     The fees paid to the Company's financial institution as consideration for the extension of the Company's credit facility for a one-year period beginning March 23, 2003 were amortized over the one year extension. In the first quarter 2004, the Company recognized $94,000 of interest expense which completed the amortization of these costs.

     Provision for Income Taxes. The Company's effective tax rate was 15.1% and ..9% for the nine months ended September 30, 2004 and September 30, 2003, respectively. The increase in the effective tax rate is attributable primarily to higher taxable income in Sweden and the impact of the alternative minimum tax in the United States. For 2004 the Company's combined U.S. federal and state effective tax rate is projected to be 10% and the Swedish effective tax rate is projected to be 35%.

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

     For the three and nine months ended September 30, 2003, contract revenue for the discontinued Process business was $5.2 million and $13.7 million, respectively. Net loss for the discontinued Process business for the same periods was $121,000 and $1.0 million, respectively.

     Loss on Sale of Discontinued Operations. In conjunction with the Company's sale of its Process business in September 2003, the Company received $5.5 million in cash, subject to certain adjustments. The Company recognized a loss on this transaction of $262,000. In connection with the transaction, Novatech purchased certain assets with a book value of $11.7 million and assumed certain operating liabilities totaling approximately $6.8 million. The Company incurred approximately $865,000 of closing costs associated with the transaction, including a $100,000 accrual for possible post-closing claims from Novatech in the twelve months following the sale, as outlined in various provisions of the Asset Purchase Agreement. In the third quarter 2004, the Company reduced the accrual by $66,000 to management's best estimate of the Company's exposure to loss.


Liquidity and Capital Resources

     As of September 30, 2004, the Company's cash and cash equivalents totaled $1.0 million compared to $1.4 million at December 31, 2003.

     Cash provided by (used in) operating activities. For the nine months ended September 30, 2004, net cash used in operating activities was $283,000; $223,000 was used by continuing operations and $60,000 was used by discontinued operations. Significant changes in the Company's assets and liabilities in 2004 included:

     * a $709,000 reduction in prepaid expenses and other assets. The reduction reflects (1) lower prepaid insurance expense due to the participation of the Company in some of GP Strategies' insurance programs, (2) the collection from Novatech of expenses paid by the Company on behalf of Novatech after the sale of the Process business in 2003 and (3) a reduction in capitalized bank commitment fees.

     * an increase in accounts payable, accrued compensation and accrued expenses of $406,000. The increase reflects the increase in project activity in 2004 as compared to the prior year and the related increase in obligations to the Company's subcontractors that are working on projects located in Mexico and Eastern Europe.

     * a decrease in billings in excess of revenues earned by $2.6 million. In 2003, the Company had entered into a $6.6 million contract with a Mexican customer for a full scope simulator that allowed the Company to invoice the customer for 20% of the contract upon the receipt of the purchase order as an advance payment. The reduction in billings in excess of revenues earned largely reflects the completion of work which has reduced the Company's liability to the customer for the advance payment.

     Net cash provided by operating activities was $2.6 million for the nine months ended September 30, 2003; $1.3 million was provided by continuing operations and $1.3 million was provided by discontinued operations. Significant changes in the Company's assets and liabilities in the third quarter 2003 included:

     * a $1.3 million increase in contract receivables mainly due to the receipt of a $6.6 million contract with a Mexican customer for a full scope simulator. At September 30, 2003, the Company had outstanding invoices with this customer of approximately $1.0 million.

     * an increase in accounts payable, accrued compensation and accrued expenses of $1.3 million. The increase reflects (1) an increase in preferred stock dividends payable to ManTech, (2) the accrual of various Process sale-related liabilities and (3) and an increase in obligations due to the Company's subcontractors, mainly related to the $6.6 million Mexican contract.

     * a $2.5 million increase in billings in excess of revenues earned. The contract with the Mexican customer mentioned above allowed the Company to invoice the customer for 20% of the contract upon the receipt of the purchase order as an advance payment.


     Cash used in investing activities. Net cash used in investing activities was $55,000 for the nine months ended September 30, 2004, consisting of $319,000 of capitalized software development costs and $144,000 of capital expenditures, offset by the expiration of stand-by letters of credit for which the $408,000 of cash collateral was released. Standby letters of credit are issued by the Company in the ordinary course of business through banks as required by certain contracts and proposal requirements.

     Net cash used in investing activities was $3.8 million in the nine months ended September 30, 2003; $4.3 million was provided by continuing operations and $506,000 was used by discontinued operations. The $4.3 million provided by continuing operations included $5.2 million proceeds from the sale of the Process business unit, net of transaction costs, offset by $515,000 in cash payments of contingent consideration for a prior year acquisition, $173,000 of capital expenditures, and $464,000 of capitalized software development costs. Additionally, several stand-by letters of credit expired, and $256,000 of cash collateral was released.

     Cash used in financing activities. In the nine months ended September 30, 2004, the Company used $24,000 in financing activities related to the pay down of a note payable.

     The Company used $5.5 million net cash in financing activities in the nine months ended September 30, 2003, all of which was used in the continuing operations. The Company decreased the borrowings under its bank line of credit by $5.4 million and had no outstanding bank debt at September 30, 2003. In addition, the Company paid down a note payable by $22,000.

Credit Facilities


     General Physics Corporation is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the LIBOR Market Index Rate plus 3% (4.84% as of September 30, 2004), with interest only payments due monthly. At September 30, 2004, the Company's available borrowing base was $1.5 million, none of which had been utilized. The credit facility expires on August 12, 2006.

     The credit facility requires the Company to comply with certain financial ratios. At September 30, 2004, the Company was in compliance with its financial ratio covenants.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     The Company's most significant market risk is changes in foreign currency exchange rates. The Company's exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions. The Company is also exposed to foreign exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

     The Company is also subject to market risk related to the interest rate on its existing line of credit. As of September 30, 2004, such interest rate is based on the Libor Market Index Rate plus 300 basis-points. However, the Company had no loans outstanding at that date or for the nine months ended September 30, 2004 that were subject to variable interest rates.

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

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
         For the Three and Nine Months ended September 30, 2004 and 2003


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

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits


          10.1 Third Amendment dated July 30, 2004 to the Financing and Security Agreement among General Physics Corporation, Skillright, Inc., GSE Systems Inc., GSE Power Systems, Inc. and MSHI, Inc. and Wachovia Bank National Association.

          31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 2004          GSE SYSTEMS, INC.



                                /S/ JOHN V. MORAN
                                ___________________
                                  John V. Moran
                             Chief Executive Officer
                          (Principal Executive Officer)



                              /S/ JEFFERY G. HOUGH
                              _____________________
                                Jeffery G. Hough
                Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)