Form 10-K
period 2004-12-31
GSE SYSTEMS INC
filed 2005-03-17
CIK 944480

Conformed
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
 (Mark One)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                                       OR

   [ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to ______

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

     The aggregate market value of Common Stock held by non-affiliates as of June 30, 2004 was $22,195,271 based on the closing price of such stock on that date of $2.48.

Number of shares of Common Stock outstanding as of March 1, 2005: 8,999,706

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part  III   incorporates   certain   information   by  reference  from  the
Registrant's definitive proxy statement to be filed for its 2005 Annual Meeting of Shareholders.



                                                               GSE SYSTEMS, INC.
                                                                  FORM 10-K
                                                    For the Year Ended December 31, 2004


                                                             TABLE OF CONTENTS


PART I                                                                                                                Page
                                                                                                                      ----
Item 1.                     Business                                                                                     3
Item 2.                     Properties............................................................................      23
Item 3.                     Legal Proceedings.....................................................................      24
Item 4.                     Submission of  Matters to a Vote of Security Holders..................................      24

PART II
Item 5.                     Market for Registrant's Common Equity and Related
                                Stockholder Matters...............................................................      24
Item 6.                     Selected Financial Data...............................................................      25
Item 7.                     Management's Discussion and Analysis of Financial Condition
                                and Results of Operations.........................................................      27
Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk............................      39
Item 8.                     Financial Statements and Supplementary Data...........................................      40
Item 9.                     Changes in and Disagreements with Accountants
                                on Accounting and Financial Disclosure............................................      41
Item 9A.                    Controls and Procedures...............................................................      41
Item 9B.                    Other Information.......................................................................... 42

PART III
Item 10.                    Directors and Executive Officers of the Registrant*...................................      43
Item 11.                    Executive Compensation*...............................................................      43
Item 12.                    Security Ownership of Certain Beneficial Owners
                                and Management and Related Stockholder Matters*...................................      43
Item 13.                    Certain Relationships and Related Transactions*.......................................      43
Item 14.                    Principal Accountant Fees and Services*...............................................      43

PART IV
Item 15.                    Exhibits and Financial Statement Schedules............................................
                                                                                                                        44

                            SIGNATURES............................................................................      45
                            Exhibits Index........................................................................      46


       * to be incorporated by reference from the Proxy Statement for the registrant's 2005 Annual Meeting of Shareholders.

RETACT(R), GSE Systems(R), Thor(R), OpenSim(R), SmartTutor(R), SimSuite Pro(R), ESmart(R), and GAARDS(R) are registered trademarks and GFLOW+(TM), GLOGIC+(TM), GCONTROL+(TM), GPower+(TM), SimSuite Power(TM), SimExec(TM), eXtreme I/STM, RACS(TM), PEGASUS Plant Surveillance and Diagnosis System(TM), SIMON(TM), BRUS(TM), SensBase(TM), Vista PIN(TM), and Java Applications & Development Environment (JADE)TM are trademarks of GSE Systems, Inc. All other trademarks used in this document are the property of their respective owners.

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


                                     PART I


ITEM 1.  BUSINESS.

     GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") is a world leader in real-time, high fidelity simulation. The Company provides simulation solutions and services to the nuclear and fossil electric utility industry, the chemical and petrochemical industries and to the US Military Complex. In addition, the Company provides plant monitoring, and signal analysis monitoring and optimization software primarily to the power industry.

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

Recent Developments.

     In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The Company received $5.5 million in cash, subject to certain adjustments. The operating results of the Company's Process business have been classified as discontinued operations in the Consolidated Statements of Operations for all periods presented. With the sale of the Process business, the Company now has only one reportable segment, Simulation.

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

     The Company had a fair order year, with the receipt of several significant domestic and international simulation projects. Total orders for the year exceeded $18 million, but backlog decreased to $19.6 million at December 31, 2004 from $30.4 million as of December 31, 2003. Several large projects that the Company expected would close in 2004 in the power sector were delayed until 2005 due to customer budget constraints. The US nuclear power market remained dormant in terms of new plant orders. However, the Company invested heavily in Business Development in 2004 and has in excess of $63 million in outstanding proposals at March 1, 2005. We expect many of these opportunities to close in 2005. Despite the lower order activity in 2004, the Company's revenue for the year increased to $29.5 million representing an 18.0% increase over the prior year. Operating income for the Company was $2,000 for the year, compared to a $991,000 loss in 2003.

     In conjunction with the divestiture of the Process Automation business in 2003, the Company restructured its Power Simulation Business in order to reduce expenses and focus on business development. The Company entered into a Management Services Agreement with GP Strategies effective January 1, 2004 in which the Company outsourced most of its corporate functions (accounting, human resources, etc.) and terminated most of its corporate staff. The Company reorganized in early 2004, creating a dedicated worldwide business development organization under the direction of one manager, and consolidated all of its operations in Columbia, Maryland, St. Mary's, Georgia and Nykoping, Sweden under another manager. To maintain its capability to fulfill customer orders, the Company strengthened and expanded its relationships with international partners to provide the necessary workforce augmentation.

     The Company is positioned to take advantage of emerging trends in the power industry. The operating licenses for numerous nuclear power plants will expire over the next several years. Nineteen plants have received license extensions in the last four years and twenty-nine more have applications pending. Many plants are also planning significant upgrades to the physical equipment and control room technology in conjunction with the license extensions. Both will result in the need to modify or replace the existing plant control room simulators. The Company, having the largest installed base of existing simulators, is well positioned to capture the majority of this business.

     In addition, the Company has developed strategic partnerships with two companies in China to better position itself to take advantage of the opportunities in nuclear power in this region of the world. Over the next ten years, China expects to build 20 new nuclear power plants utilizing Western technology. Most of these new plants will require a stand alone simulator for which the Company is best qualified to supply.

     The Company continues to focus on the fossil power segment of the power industry. Over 15 fossil plant simulator projects were awarded to GSE in 2004, including full scope simulator projects, model upgrades, engineering services and license sales, expanding the Company's presence in the market and establishing key strategic relationships with power industry DCS providers. The Company expects continued growth in this market segment and is focusing on second time simulation buyers that now demand the more sophisticated and realistic simulation models offered by the Company.

     While GSE simulators are primarily utilized for power plant operator training, the uses are expanding to include engineering analysis, plant modification studies, and operation efficiency improvements for both nuclear and fossil utilities. During plant construction, simulators are used to test control strategies and ensure on-time start-up. After commissioning, the same tools can be used to increase plant availability and optimize plant performance for the life of the facility. In partnership with an industry leading optimization company, GSE will be participating in DOE grant programs to utilize simulation and optimization for DOE's clean coal power initiative.

     The Company has targeted the Process simulation business as an area with a significant potential for growth. The process industries, particularly oil and gas and chemical, are expanding worldwide and are faced with the challenges of performance improvement at existing facilities and training of personnel to staff new and upgraded facilities. The research firm ARC estimates the market for Operator Training Simulators will grow at a rate of over 16% over the next several years, with growth rates in Latin America and China exceeding a growth rate of 21% annually. The Company's SimSuite Pro product and experience in the process industries provide the Company with excellent capabilities to service these needs.

     The acquisition by GP Strategies of controlling interest in GSE has led to further cooperation between the companies. In addition to cooperating in the marketing of individual products, the companies will combine some of General Physics' extensive training materials and programs with GSE's power plant simulation models to provide truly interactive and adaptive total training solutions. Cooperative marketing activities between General Physics and GSE will enable the Company to extend simulation capabilities into industries beyond Power and Process and to expand the range of products and services offered to customers. In 2004, the Company developed two major proposals to build simulation training centers in the Gulf Region of the Middle East. If successful, GSE will provide power, process and desalination plant simulators, and General Physics would provide the training materials and initial instructor training.

     In addition to expanding the Company's simulation capability into the non-nuclear power market and the process industries market, it made a major investment in developing business with the US government and in particular its military component. There are two areas of emphasis in this market - Homeland Security and Military Defense simulation. In Homeland Security, the Company has turned its attention to opportunities for simulation in disaster recovery and terrorist threat response. In 2004, the Company continued development of its REMITS product used to simulate the operation of Emergency Operations Centers
(EOC) run by municipal and state governments. REMITS is a Real-time Emergency Management Interactive Training System designed to simulate emergency situations and enable EOC staffs to train without requiring human participation in the field. REMITS enables the EOC staff to stay current with the technology and enables instructors to introduce new problems and challenges during the exercise to test the EOC staff response to changing situations. As the Federal Government spends billions in first responder training, the Company believes its REMITS product will find a large market in the developing field of training for disaster recovery and terrorist threat response. The Company is currently installing REMITS with the State of Nevada EOC as a Beta site.

     With regard to military defense simulation, the Company successfully recruited a very experienced business development team, and developed and is in the process of executing an extensive plan to capitalize on what is clearly recognized as the biggest simulation spender in the world. In 2004, the Company executed over $2 million in simulation work for the US Navy on their nuclear propulsion program. The Navy selected GSE's technology for this program which is expected to extend through the year 2025. In addition, GSE is a significant part of a team in competition for NAVAIR's Fielded Training Systems Support procurement, a procurement which will award contracts valued at over $800 million in simulation work to an estimated seven companies. GSE was recently advised that the team is in the final stage of selection.


      Research and Development

     The Company's R&D expenditures in 2004 were related to:

     * Additional enhancements to JADE (Java Application & Development Environment), a Java based application software package that provides real time simulation modeling tools, and an instructor station for the trainer to control and monitor simulator training exercises. JADE 3.0 will be released in the second quarter 2005.

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

     In October 2002, GSE purchased the stock of ManTech Automation Systems (Beijing) Company Ltd, from ManTech International Corp. The Chinese company, which has eight employees, was renamed GSE Systems Engineering (Beijing) Company Ltd. This acquisition gave the Company a much needed base in China to pursue and implement simulation projects in that emerging market.

     In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The Company received $5.5 million in cash, subject to certain adjustments.

Simulation Business.

     The Company is comprised of three divisions: Power Simulation, Process Simulation and US Government and Military Simulation.


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

     The Company has also focused on upgrading older technology used in power plants to new technology upgrades for plant process computers and safety parameter display systems. As nuclear plants in the U.S. continue to age, the Company will seek more business in this upgrade market.

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

     eXtreme Tools is a suite of software modeling tools developed under the Microsoft Windows environment. It includes:

     * XtremeFlow, a modeling tool that generates dynamic models for flow and pressure networks.

     * XtremeControl, a modeling tool that generates control logic models from logic diagrams.

     * XtremeLogic, a modeling tool that generates control logic models from schematic diagrams.

     * Xtreme Electric, a modeling tool that generates electric system models from schematic and one-line diagrams.

     SimExec, and OpenSim are real-time simulation executive systems that control all real-time simulation activities and allows for an off-line software development environment in parallel with the training environment. OpenSim is targeted for users of Microsoft Windows operating systems, while SimExec is targeted for users of Microsoft Windows, UNIX and LINUX operating systems.

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

     Strategy

     The goal of the Power Simulation business is to expand its business on four fronts. First, it intends to continue serving its traditional customer base and to be prepared to meet increased demand if traditional simulation use grows in relation to increased electric capacity in the United States. Second, it intends to extend its simulation products into the Transmission and Distribution sector. Third, it intends to market its existing and upgraded simulation products and its newly designed signal analysis products as plant optimization asset management and condition monitoring tools. Fourth, it intends to leverage its existing engineering staff to provide additional services to domestic and international clients.

     Traditional Simulation Market. Nuclear power currently accounts for about 20% of the electrical power grid capacity in the United States and this percentage will likely remain the same even as total capacity increases. Any new nuclear power plants will likely be of the advanced reactor designs created by Westinghouse, General Electric and Siemens. These new designs require new simulators and training programs, as they are different from the nuclear power plant designs currently in operation. In addition to new power plants, existing nuclear power plants will likely be required to remain on-line for a longer period than originally expected. In order to stay in operation, many plants will require life extension modifications. Since all existing U.S. nuclear power plants went on-line before 1979, their designs and technology can also benefit from the substantial advances in plant design and technology developed over the past 25 years. For example, several of the Company's U.S. utility customers are considering replacing their existing hard panel control rooms with modern distributed control systems (DCS) as are common in fossil fuel plants, and which have been implemented in Europe for several years. Significant changes to control room instrumentation and overall control strategy from hard panel to DCS generally require modification or replacement of the plant simulator. With the largest installed base of nuclear plant simulators in the world, the Company believes it is uniquely positioned to serve this market segment with new simulation products and services. GSE has received several projects in the last two years for implementing digital turbine control systems in U.S. plants.

     As plants extend their useful life, many plan to "up-rate" the existing capacity to increase electrical yield. By changing the capacity of certain equipment in a plant, the utility can gain upwards of a 10%-15% increase in output. Again, any such changes must be reflected in the control room simulator, and operators must be trained on the new equipment before implementation.

     In addition to the United States markets, several emerging regions of the world are expanding their electrical capacity with both nuclear and fossil fuel power plants. This is particularly the case in China and the Gulf Region of the Middle East. In 2004 the Company made significant investments in both of these regions, and as a result has identified a number of high impact opportunities for full scope simulators. GSE is increasing its marketing efforts in both of these areas.

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

     Optimize Existing Engineering Resources. GSE's Power domestic service organization focuses on simulator upgrades and retrofits. This group employs 12 engineers, and in addition, the Company employs over 60 engineers at the Columbia, Maryland headquarters capable of servicing the upgrade/retrofit and new simulator market. In addition to domestic resources, GSE has developed a network of trained engineers in Russia, Ukraine, Czech Republic, Bulgaria, and China. These foreign resources provide low cost engineering and software development capabilities and are readily available to supplement the United States engineering staff as necessary.

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

     In recent years, a significant amount of the Company's international business has come from contracts in Eastern Europe, including the republics of the former Soviet Union, the Pacific Rim and India. In order to acquire and perform these contracts, the Company entered into strategic alliances or partnerships with various entities including Automation Systems Co. Inc., a subsidiary of Beijing Jihang Automation (China); All Russian Research Institute for Nuclear Power Plant Operation (Russia); Kurchatov Institute (Russia); PowerGen (England); Risk Engineering Ltd. (Bulgaria); Samsung Electronics (Korea); Toyo Engineering Corporation (Japan); and the Institute for Information Industry (Taiwan).

     In 2004, the Company successfully negotiated strategic partnerships with the Shanghai Automation and Instrumentation Co., LTD and the Shanghai University of Electric Power for the purpose of marketing and delivering simulators to the Chinese power and process industries.

     Competition

     The Power Simulation business encounters intense competition. In the nuclear simulation market, GSE competes directly with larger firms primarily from Canada and Germany, such as L-3 Communications MAPPS Inc. and STN
Atlas. The fossil simulation market is represented by smaller companies in the U.S. and overseas. Several of the Company's competitors have greater capital and other resources than it has, including, among other advantages, more personnel and greater marketing, financial, technical and research and development capabilities. Customer purchasing decisions are generally based upon price, the quality of the technology, experience in related projects, and the financial stability of the supplier.

     Customers

     The Power Simulation business has provided approximately 200 simulation systems to an installed base of over 75 customers worldwide. In 2004, approximately 65% of the Company's revenue was generated from end users outside the United States. Customers include, among others, Arizona Public Service, Commission Federal De Electricidad, Emerson Process Management, Entergy Nuclear Operations, Honeywell Hi-Spec Solutions, Karnaraft Sakerhet & Utbildning AB, Nationalina Elecktrischecka Kompania, Nebraska Public Power District, Orgrez SC, Battelle's Pacific Northwest National Laboratory, Seimens Westinghouse Power Corp., and Tennessee Valley Authority.

     For the years ended December 31, 2004, 2003, and 2002 one Power Simulation customer (Battelle's Pacific Northwest National Laboratory) accounted for approximately 24%, 29%, and 23%, respectively, of GSE's consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects GSE performs in Eastern and Central Europe.

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

     Competition and Competitive Advantage

     GSE's competitors are a varied group. There are major corporations offering a wide range of products and services that include operator training simulators. There are also companies focused on Process Technology and manufacturing enhancement, such as ABB and Honeywell who are DCS distributors to the refining industry and provide operator simulation as part of their DCS offering. There is a collection of companies with specific industry niches that enables them to compete in operator training simulation, such as Invensys and RSI. There are also the smaller training companies that compete at the lower cost levels of Computer Based Training (CBT) or simple simulations close to CBT.

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

     US Government Simulation

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

     Strategy

     GSE is working closely with various partner companies to develop new business in the Homeland Security industry. One company, General Physics, a GSE affiliate, has over 12 years of experience in training corporate and public sector HAZMAT First Responders nationwide, 20 years of operations/training support to the Army's Chemical Weapons Disposal Program, 15 years performing environmental compliance and biological/chemical remediation and five years support to the Department of Homeland Security (DHS), Office of Domestic Preparedness (ODP) Equipment and Training Programs. Combining the Homeland Security related expertise of General Physics and GSE's EOC simulator product REMITS, the Company is aggressively pursuing business in the government sector, local, state and federal.

     Competition

      GSE's competitors are unclear at this time. There are similar products being developed for the market but most of them are either designed for military usage or do not provide the extensive training features for civilian emergency response training exercises.

     Sales and Marketing

      GSE will market its product in the U.S. Homeland Security industry through its existing sales channels and foreign markets through existing power simulation partners and agents.

     US Military Simulation

     Industry

     It is estimated that the US Government averages yearly simulation procurements of over $4 billion for its military complex. The simulation services range from building new simulators, to upgrading and re-hosting existing simulators, to maintaining the installed base. The simulators are for Air Force and Naval planes and helicopters, Navy ships and shipboard systems, and Army tanks, trucks and ordinance systems, among many other applications.

     GSE's Solution

     The Company's core simulation products and expertise have been judged by the marketplace as superior. The recent selection by the US Navy to utilize GSE's technology and platform on its long term Nuclear Navy program is a testament to support this statement. Our intention is to package these core simulation products and expertise for military applications, and promote our long term history of building, upgrading and maintaining simulators since the year 1929.

     Strategy

     In this market, it is critical to have past government performance and a government contracting infrastructure. GSE's past performance is not extensive, and prior to 2004, a government infrastructure did not exist. In regards to creating a government business-focused infrastructure, the Company's strategy entails recruiting personnel with significant government experience, and building the necessary contract, security, finance and marketing functions. This work was accomplished in 2004, and the Company is now positioned to market and bid government projects of any size. In regard to past performance, the Company's strategy relies on forming teams where the expertise of one or more companies are forged together to provide a more effective solution to the government. This is a common practice in government contracting. Over the course of 2004, GSE established teaming relationships with twelve companies, and has several active proposal efforts with these partners. The partner companies provide expertise that does not exist within GSE such as F-16 avionics expertise, aircraft systems expertise, Abrams tank fire control system expertise, etc.

     Competition and Competitive Advantage

     The competitors in this market range from very large companies like Lockheed Martin and Northrup Grumman to government defined small and disadvantaged businesses such as Eshota (Indian Nation) and DEI (small, minority owned). GSE maintains a price advantage over the larger competitors in that it maintains a lower overhead structure and charges the government lower pass through costs on its subcontractors and materials. It maintains a technology and stability advantage, in most cases, over the smaller competitors. The competition in this fertile area is fierce, and it takes a combination of superior technology, competitive pricing and the ability to develop effective teams to succeed. The Company invested heavily in 2004 on developing these teams, and believes it is well positioned to take advantage of this investment in 2005.

Competitive Advantages.

     The Company believes that it is in a strong position to compete in the Simulation markets based upon the following strengths:

     * Technical and Applications Expertise. GSE is a leading innovator and developer of real-time software with more than 30 years of experience producing high fidelity real-time simulators. As a result, the Company has acquired substantial applications expertise in the energy and industrial process industries. The Company employs a highly educated and experienced multinational workforce of 144 employees, including approximately 84 engineers and scientists. Approximately 60% these engineers and scientists have advanced science and technical degrees in fields such as chemical, mechanical and electrical engineering, applied mathematics and computer sciences.

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

     * International Strengths. Approximately 65% of the Company's 2004 revenue was derived from international sales of its products and services. GSE has a multinational sales force with offices located in Beijing, China, Nykoping, Sweden, and Tokyo, Japan and agents and representatives in 22 other countries. To capitalize on international opportunities and penetrate foreign markets, the Company has established strategic alliances and partnerships with several foreign entities.

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

     GSE has eight registered U.S. trademarks: RETACT, GSE Systems, THOR, OpenSim, Smart Tutor, SimSuite Pro, ESmart and GAARDS. Some of these trademarks have also been registered in foreign countries. The Company also claims trademark rights to GLOW+, GLOGIC+, GCONTROL+, GPower+, SimSuite Power, SimExec, eXtreme I/S, RACS, PEGASUS Plant Surveillance and Diagnosis System, SIMON, BRUS, Sens Base and Vista PIN.

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

Industries Served.


     The following chart illustrates the approximate percentage of the Company's 2004, 2003, and 2002 revenues by industries served:

                                          2004             2003           2002
                                      -------------    -------------   ------------
Nuclear power industry                         85%              89%            86%
Fossil power industry                          10%               9%            12%
Other                                           5%               2%             2%

                                      ------------    -------------   ------------
              Total                           100%             100%           100%
                                      =============    =============   ============



Contract Backlog.

     The Company does not reflect an order in backlog until it has received a contract that specifies the terms and milestone delivery dates. As of December 31, 2004, the Company's aggregate contract backlog totaled approximately $19.6 million. Approximately $13.5 million or 69% of the backlog is expected to be converted to revenue by December 31, 2005. As of December 31, 2003, the Company's aggregate contract backlog totaled approximately $30.4 million.

Employees.

     As of December 31, 2004, the Company had 144 employees as compared to 146 employees at December 31, 2003.

Segment Information.

     Following the disposition of the Process business, the Company operates in one business segment.

RISK FACTORS.

     The Company has limited cash resources. If the Company is unable to generate adequate cash flow from operations, it will need additional capital to fund its operations.

     For the years ended December 31, 2002 and 2003, the Company experienced net losses from continuing operations of $4.3 million and $1.9 million, respectively, and has only $82,000 income from continuing operations for the year ended December 31, 2004. The Company's backlog has decreased from $30.4 million at December 31, 2003 to $19.6 million at December 31, 2004. Although the Company has a credit facility of $1.5 million, which had not been utilized at December 31, 2004, if the Company' income from continuing operations does not improve, it may need additional capital to fund its operations. If adequate funds are not available, GSE may be required to curtail its operations.

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

Risk of International Sales and Operations.

     Sales of products and the provision of services to end users outside the United States accounted for approximately 65.1% of the Company's consolidated revenue in 2004. The Company anticipates that international sales and services will continue to account for a significant portion of its revenue in the foreseeable future. As a result, the Company may be subject to certain risks, including risks associated with the application and imposition of protective legislation and regulations relating to import or export (including export of high technology products) or otherwise resulting from trade or foreign policy and risks associated with exchange rate fluctuations. Additional risks include potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties involving the Company's strategic alliances and managing foreign sales agents or representatives and potential difficulties in accounts receivable collection. The Company currently sells products and provides services to customers in emerging market economies such as Russia, Ukraine, Bulgaria, and the Czech Republic. Although end users in the Ukraine accounted for 20.7%, 28.7%, and 22.8% of the Company's consolidated revenue in 2004, 2003, and 2002, respectively, GSE's customer for these projects was Battelle's Pacific Northwest National Laboratory, which is the purchasing agent for the U.S. Department of Energy. The DOE provides funding for various projects in Eastern and Central Europe. Accordingly, the Company is not subject to the political and financial risks that are normally faced when doing business in the Ukraine. The Company has taken steps designed to reduce the additional risks associated with doing business in these countries, but the Company believes that such risks may still exist and include, among others, general political and economic instability, lack of currency convertibility, as well as uncertainty with respect to the efficacy of applicable legal systems. There can be no assurance that these and other factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

The Company relies on one customer for a substantial portion of its revenue. The loss of this customer would have a material adverse effect upon the Company's revenues and results of operations.

     For the years ended December 31, 2004, 2003, and 2002, one Power Simulation customer (Battelle's Pacific Northwest National Laboratory) accounted for approximately 24.0%, 28.7%, and 22.8%, respectively, of the Company's consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects the Company performs in Eastern and Central Europe. If the Company lost this customer, the Company's revenue and results of operations would be materially and adversely affected.

The Company's business is substantially dependent on sales to the nuclear power industry. Any disruption in this industry would have a material adverse effect upon the Company's revenue.

     In 2004, 85% of GSE's revenue was from customers in the nuclear power industry. The Company will continue to derive a significant portion of its revenue from customers in the nuclear power industry for the foreseeable future. The Company's ability to supply nuclear power plant simulators and related products and services is dependent on the continued operation of nuclear power plants and, to a lesser extent, on the construction of new nuclear power plants. A wide range of factors affect the continued operation and construction of nuclear power plants, including the political and regulatory environment, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, and general economic conditions.


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

     The Company believes that its success will depend in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer needs. The Company's product development activities are aimed at the development and expansion of its library of software modeling tools, the improvement of its display systems and workstation technologies, and the advancement and upgrading of its simulation technology. The life cycles for software modeling tools, graphical user interfaces, and simulation technology are variable and largely determined by competitive pressures. Consequently, the Company will need to continue to make significant investments in research and development to enhance and expand its capabilities in these areas and to maintain its competitive advantage.

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

     As of March 15, 2005, GP Strategies Corporation owns approximately 58% of GSE's outstanding common stock. Accordingly, GP Strategies controls the Company's business and affairs, including the election of individuals to the board of directors, and the outcome of actions that require stockholder approval including mergers, sales of assets, and to prevent, or to cause, a change of control of the Company.

     On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses General Physics' financial system. (General Physics is a GP Strategies subsidiary.) In 2004, GSE was charged $685,000 for General Physics' services. The agreement has been extended through December 31, 2005 without an increase in the fee. The agreement can be renewed for successive one-year terms.


ITEM 2. PROPERTIES.

     The Company is headquartered in a facility in Columbia, Maryland (approximately 53,000 square feet). The lease for this facility expires in 2008.

     In addition, the Company leases office space domestically in Georgia and internationally in China, Japan, and Sweden. The Company leases these facilities for terms ending between 2006 and 2007.

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

     In conjunction with the move of its Process Automation business to its Columbia, Maryland facility in May 2003, the Company subleased most of its vacated facility in Baltimore, Maryland to Alpharma USPD Inc. for a five-year period, although Alpharma could terminate the lease at the end of the second year provided a six-month notice was given. In October, 2004, Alpharma notified the Company that they will terminate the sublease on April 30, 2005. The Company's broker is actively seeking another subtenant, and management believes that a subtenant will be found prior to the end of the sublease. However, if a subtenant is not found or the terms of a new subtenant lease arrangement are not consistent with those of the Alpharma lease, the Company may be required to record an additional charge related to the lease for the vacated facility. The Company's lease, which expires July, 2008, requires annual rent of approximately $550,000. The Company currently has a loss accrual of $158,000.

     In conjunction with the sale of the Process business to Novatech LLC in September 2003, the Company entered into a sublease agreement with Novatech to sublease a portion of the Columbia, Maryland facility for a one-year period. The sublease is currently on a month to month basis.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        ---------------------------------------------------------------------

     The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock reported by the American Stock
Exchange:

                2004
---------------------------------------


  Quarter         High         Low
-------------
First              $ 2.33       $ 1.72
Second             $ 2.70       $ 1.45
Third              $ 2.78       $ 2.35
Fourth             $ 2.70       $ 1.95


                2003
---------------------------------------

  Quarter         High         Low
-------------
First              $ 1.62       $ 1.05
Second             $ 1.71       $ 1.05
Third              $ 2.13       $ 1.25
Fourth             $ 2.08       $ 1.57




        The following table sets forth the equity compensation plan information for the year ended December 31, 2004:




                           Number of securities to        Weighted average exercise         Number of securities
                           be issued upon exercise          price of outstanding           remaining available for
                           of outstanding options,          options, warrants and           future issuance under
    Plan category            warrants and rights                   rights                 equity compensation plans
-----------------------------------------------------------------------------------------------------------------------


Equity compensation plan         1,866,776                       $3.96                          686,844
approved by security
holders
-----------------------------------------------------------------------------------------------------------------------

Equity compensation plan
not approved by security
holders                             --                              ---                            --

-----------------------------------------------------------------------------------------------------------------------

        Total                    1,866,776                       $3.96                          686,844


     The Company's common stock is listed on the American Stock Exchange, where it trades under the symbol "GVP".

     There were approximately 33 holders of record of the common stock as of March 1, 2005. Based upon information available to it, the Company believes there are approximately 800 beneficial holders of the common stock. The Company has never declared or paid a cash dividend on its common stock. The Company currently intends to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future on its common stock. In December 2001, the Company issued to ManTech International Corp. 39,000 shares of convertible preferred stock which accrued dividends at an annual rate of 6% payable quarterly. ManTech elected to convert the preferred stock to common stock in October 2003. At the date of the conversion, the Company's credit facility restricted the Company from paying any dividends on the preferred stock. At December 31, 2004, the Company had accrued dividends payable to ManTech of $366,000. The unpaid dividends accrue interest at 6% per annum. At December 31, 2004 the Company had an accrual for interest payable of $38,000.

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


                                                 Years ended December 31,
                                      ------------------------------------------------
(in thousands, except per share data)    2004      2003       2002      2001     2000
                                      -------- ---------- ---------- -------- --------

Contract revenue                      $ 29,514  $ 25,019   $ 20,220  $ 25,509 $ 30,507
Cost of revenue                         22,715    19,175     16,660   19,744    21,708
                                      -------- ---------- ---------- -------- --------
     Gross profit                        6,799     5,844      3,560    5,765     8,799
                                      -------- ---------- ---------- -------- --------
Operating expenses:
  Selling, general and administrative    6,517     6,443      6,506    6,036     7,981
  Depreciation and amortization            280       392        395    1,098      872
                                      -------- ---------- ---------- -------- --------
Total operating expenses                 6,797     6,835      6,901    7,134     8,853
                                      -------- ---------- ---------- -------- --------

Operating income (loss)                      2      (991)    (3,341)  (1,369)      (54)

Interest expense, net                     (176)     (504)       (55)    (469)     (174)
Other income (expense), net                316      (273)        37      442        55
                                      -------- ---------- ---------- -------- --------
Loss from continuing operations
     before income taxes                   142    (1,768)    (3,359)  (1,396)     (173)
Provision (benefit) for income taxes        60        93        891     (153)      541
                                      -------- ---------- ---------- -------- --------
Income (loss) from continuing
operations                                  82    (1,861)    (4,250)  (1,243)     (714)
                                      -------- ---------- ---------- -------- --------

Income (loss) from discontinued
  operations, net of income taxes           -     (1,409)    (1,693)   1,502    (8,100)
Income (loss) on sale of discontinued
   operations, net of icome taxes           36      (262)       -        -        -
                                       -------- ---------- ---------- -------- --------
Income (loss) from discontinued             36     (1,671)   (1,693)    1,502   (8,100)
  operations                          -------- ---------- ---------- -------- --------

Net income (loss)                        $ 118   $(3,532)  $ (5,943)   $ 259  $ (8,814)
                                      ======== ========== ========== ======== ========

Basic income (loss) per common share:
     Continuing operations              $ 0.01   $ (0.61)   $ (0.76) $ (0.24) $ (0.14)
     Discontinued operations              0.00     (0.26)     (0.29)    0.29    (1.56)
                                      -------- ---------- ---------- -------- --------
        Net income (loss)               $ 0.01   $ (0.87)   $ (1.05)  $ 0.05  $ (1.70)
                                      ======== ========== ========== ======== ========

Diluted income (loss) per common share:
     Continuing operations             $ 0.01    $ (0.61)   $ (0.76) $ (0.24) $ (0.14)
     Discontinued operations             0.00      (0.26)     (0.29)    0.29    (1.56)
                                      -------- ---------- ---------- -------- --------
        Net income (loss)              $ 0.01    $ (0.87)   $ (1.05)  $ 0.05  $ (1.70)
                                      ======== ========== ========== ======== ========

Weighted average common shares outstanding:
                             -Basic      8,950     6,542      5,863    5,217     5,182
                                      ======== ========== ========== ======== ========

                             -Diluted    9,055     6,542      5,863    5,259     5,182
                                      ======== ========== ========== ======== ========


                                                                 As of December 31,
                                      ------------------------------------------------

                                        2004      2003       2002      2001     2000
                                      -------- ---------- ---------- -------- --------


Working capital                        $ 2,658   $ 2,537    $ 6,036  $ 7,063  $  5,522
Total assets                            14,228    16,536     28,894   33,674    35,949
Long-term liabilities                      502       441      9,617    7,263    12,390
Stockholders' equity                     5,945     5,679      8,111   13,852     8,713




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

     On September 29, 2003, the Company amended the ManTech Preferred Stock issuance agreement to revise the conversion rate from $2.645 per share to $1.5526 per share. The change in conversion rate increased the number of common shares available upon conversion from 1,474,480 to 2,511,915. On October 23, 2003 ManTech elected to convert all of its preferred stock to common stock and sold all of its GSE common stock and subordinated debt to GP Strategies. The terms of the $650,000 subordinated note were amended by the Company to allow the conversion of the subordinated debt to GSE common stock at a rate of $1.5526 which was below the market rate ($1.88) on the date the amendment was adopted. GP Strategies elected to convert the note on October 23, 2003 and received 418,653 shares of GSE common stock. As a result of these transactions, GSE became a 58%-owned subsidiary of GP Strategies.

     The Company enters 2005 with no bank debt and only $9,000 of other notes payable. However, the Company's backlog has decreased 36% in 2004, and the Company is investing heavily in business development activities to expand its simulation business into the Homeland Security and US Military industries. The Company expects to improve its profitability in 2005, and the Company's cash flow is expected to be sufficient for its operating needs during 2005 although the Company will utilize its line of credit during 2005. However, the Company's liquidity can be affected by any of the following significant risk factors:

     * The Company's business is substantially dependent on sales to the nuclear power industry (85% of revenue in 2004). Spending by companies in this targeted industry is subject to period-to-period fluctuations as a consequence of industry cycles, economic conditions, political and regulatory environments and other factors.

     * The Company's efforts to expand its simulation business into the Homeland Security and US Military industries may not generate sufficient revenues and margins in 2005 to offset the increased business development spending.

     * The Company relies on one customer, Battelle's Pacific Northwest National Laboratory (24% of revenue in 2004) for a substantial portion of its revenues. The loss of this customer would have a material adverse effect upon the Company' liquidity.

     * Sales of products and the provision of services to end users outside the United States accounted for approximately 65% of the Company's revenue in 2004. Thus, the Company is subject to risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from trade or foreign policy.


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

     Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At December 31, 2004, the Company has net capitalized software development costs of $909,000. On an annual basis, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's consolidated balance sheet.

     Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 Accounting for Income Taxes, management makes a periodic assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its net realizable value. At December 31, 2004, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $16.1 million which expires in various amounts over the next twenty years. The amount of loss carryforward which can be used by the Company may be limited to approximately $500,000 annually. Other than the net deferred tax assets that are related to the Company's Swedish subsidiary, the recovery of the net deferred tax asset could not be substantiated by currently available objective evidence. Accordingly, the Company has established an $8.7 million valuation allowance for the deferred tax assets that are not related to the Swedish subsidiary. The valuation allowance will be reduced if the Company's US operations are able to realize taxable income in the future.

     Results of Operations.

     The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues.


                                                                        Years ended December 31,
                                             -----------------------------------------------------------------------------------
                                                 2004          %            2003           %            2002            %
                                             -----------  -----------   -----------   -----------  ------------   -----------
Contract revenue                               $ 29,514      100.0 %      $ 25,019       100.0 %      $ 20,220       100.0 %
Cost of revenue                                  22,715       76.9 %        19,175        76.6 %        16,660        82.4 %
                                             -----------  -----------   -----------   -----------  ------------   -----------

Gross profit                                      6,799       23.1 %         5,844        23.4 %         3,560        17.6 %
                                             -----------  -----------   -----------   -----------  ------------   -----------
Operating expenses:
   Selling, general and administrative            6,517       22.1 %         6,443        25.8 %         6,506        32.2 %
   Depreciation and amortization                    280        1.0 %           392         1.6 %           395         1.9 %
                                             -----------  -----------   -----------   -----------  ------------   -----------
Total operating expenses                          6,797       23.1 %         6,835        27.4 %         6,901        34.1 %
                                             -----------  -----------   -----------   -----------  ------------   -----------

Operating income (loss)                               2        0.0 %          (991)       (4.0)%        (3,341)      (16.5)%

Interest expense, net                              (176)      (0.6)%          (504)       (2.0)%           (55)       (0.3)%
Other income (expense), net                         316        1.1 %          (273)       (1.1)%            37         0.2 %
                                             -----------  -----------   -----------   -----------  ------------   -----------

Income (loss) from continuing operations
   before income taxes                              142        0.5 %        (1,768)       (7.1)%        (3,359)      (16.6)%
Provision for income taxes                           60        0.2 %            93         0.3 %           891         4.4 %
                                             -----------  -----------   -----------   -----------  ------------   -----------

Income (loss) from continuing operations             82        0.3 %        (1,861)       (7.4)%        (4,250)      (21.0)%
                                             -----------  -----------   -----------   -----------  ------------   -----------
  Loss from discontinued operations,
    net of income taxes                              -         0.0 %        (1,409)       (5.6)%        (1,693)       (8.4)%
  Income (loss) on sale of discontinued
    operations, net of income taxes                  36        0.1 %          (262)       (1.1)%           -           0.0 %
                                             -----------  -----------   -----------   -----------  ------------   -----------
Income (loss) from discontinued operations           36        0.1 %        (1,671)       (6.7)%        (1,693)       (8.4)%
                                             -----------  -----------   -----------   -----------  ------------   -----------
Net income (loss)                                 $ 118        0.4 %      $ (3,532)      (14.1)%      $ (5,943)      (29.4)%
                                             ===========  ===========   ===========   ===========  ============   ===========



Comparison of 2004 to 2003.

     Contract Revenue. Revenue for the year ended December 31, 2004 was $29.5 million versus $25.0 million for the year ended December 31, 2003, an 18.0% increase. The increase reflects the significant order volume logged in 2003. At December 31, 2004, the Company's backlog was $19.6 million of which approximately $13.5 million will be recognized as revenue in 2005.

     Gross Profit For the year ended December 31, 2004, gross profit increased from $5.8 million (23.4% of revenue) for the year ended December 31, 2003 to $6.8 million (23.1% of revenue) for the year ended December 31, 2004. The slight decrease in gross profit percentage is mainly attributable to adjustments made by the Company in the third quarter 2004 to the estimated costs to complete several of its long-term contracts which resulted in a net reduction of the project-to-date revenue and gross profit recognized on the projects of approximately $288,000. The impact of these adjustments was partially offset by:

     * a 13.7% decrease in the Company's overhead costs in 2004 together with a higher revenue base to recover the Company's relatively fixed overhead costs, and

     * Higher stand-alone license revenue in 2004 ($1.0 million) as compared to the prior year ($175,000) which have higher margins than projects.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $6.5 million for the year ended December 31, 2004, a slight increase from the $6.4 million spent on SG&A in 2003. Business development costs increased from $1.8 million for the year ended December 31, 2003 to $2.8 million in 2004. This reflects the Company's renewed focus on business development in 2004 and the reassignment of four operating personnel into the business development function on January 1, 2004. In addition, the Company hired several consultants in 2004 to assist in the bidding and proposal activities of its new US government and military simulation division. The Company's corporate and G&A expenses decreased from $4.3 million in 2003 to $3.5 million in 2004 reflecting the outsourcing of the Company's corporate function to GP Strategies on January 1, 2004. Gross spending on software product development ("development") totaled $552,000 in the year ended December 31, 2004 as compared to $856,000 in 2003. The reduction in gross development spending mainly reflects the release of JADE version 2.0 at the end of 2003. JADE is a Java-based application that provides a window into the simulation instructor station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run simulation scenarios from anywhere they have access to the web.

     The Company capitalized $361,000 of development expenditures in 2004 as compared to $542,000 in 2003. The Company's development expenditures in 2004, certain of which were capitalized, were related to:

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

     * Additional enhancements to JADE (Java Applications & Development Environment), a Java-based application that provides a window into the simulation station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run scenarios from anywhere they have access to the web. JADE 3.0 will be release in the second quarter 2005.

     The Company anticipates that its gross development spending in 2005 will approximate the same level as 2004. The Company's research and development efforts will focus on the release of JADE 3.0 to incorporate requested enhancements to the Java-based simulation tools.

     Administrative Charges from GP Strategies. On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses General Physics' financial system. (General Physics is a subsidiary of GP Strategies.) In 2004, GSE was charged $685,000 for General Physics' services. The agreement has been extended through December 31, 2005 without an increase in the fee. The agreement can be renewed for successive one-year terms.

     In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive with experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran continued as a GP Strategies employee throughout most of 2004, although he devoted 100% of his time to the performance of his duties as CEO of GSE. On December 16, 2004, Mr. Moran became a GSE employee. For 2004, GSE was charged $289,000 by GP Strategies for Mr. Moran's compensation and benefits.

     In December 2003, GSE agreed to pay to General Physics approximately $35,000 for services performed by General Physics personnel in the fourth quarter 2003 for the implementation of the Management Services Agreement discussed above. In addition, GSE was charged $30,000 by General Physics for coverage under General Physics' directors and officers liability and umbrella insurance for November and December 2003. Finally, GSE was charged $35,000 by GP Strategies for Mr. Moran's compensation and benefits.

     Depreciation and Amortization. For the years ended December 31, 2004 and 2003, depreciation expense totaled $280,000 and $392,000, respectively. The reduction reflects certain assets becoming fully depreciated.

     Operating Income (Loss). The Company had an operating income of $2,000 for the year ended December 31, 2004, as compared with an operating loss of $991,000 (4.0% of revenue) for the prior year. The variances were due to the factors outlined above.

     Interest Expense, Net. Net interest expense decreased from $504,000 in the year ended December 31, 2003 to $176,000 for the year ended December 31, 2004. Such amounts included amortization of deferred financing costs of $108,000 and $111,000, respectively.

     In September 2003, the Company paid off its outstanding bank debt from the cash proceeds of the sale of the Process business. The interest expense incurred on the outstanding bank debt in 2003 prior to the pay down was included in the costs of the discontinued business. The Company did not borrow against its $1.5 million credit facility in 2004.

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

     Other Income (Expense), Net. At December 31, 2004, the Company had contracts for sale of approximately $4.6 million Japanese Yen at fixed rates. The Company has not designated the contracts as hedges and, accordingly, has recorded the estimated fair value of the contracts of $203,000 in other income (expense).

     In 2003, the Company wrote off the balance of its investment in RedStorm Scientific Inc. ($279,000) as the Company deemed the decline in the estimated fair value to be other than temporary.

     Provision for Income Taxes. The Company's tax provision in 2004 was $90,000; $60,000 related to continuing operations and $30,000 related to discontinued operations. The provision consisted of state taxes of $18,000, U.S. alternative minimum tax of $1,000, foreign taxes of $121,000 and deferred taxes of ($50,000).

     In 2003, the Company recorded an income tax provision of $119,000; $93,000 related to the continuing operations and $26,000 related to discontinued operations. The provision is comprised of foreign and state income taxes. The Company had a full valuation allowance on its deferred income tax assets. The difference between the statutory U.S. tax rate and the Company's effective rate for 2003 was primarily due to an increase in the deferred tax asset valuation reserve and foreign taxes.

     Loss from Discontinued Operations, net of income taxes. In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC. (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The operating results of the Company's Process business prior to the sale have been classified as discontinued operations in the Consolidated Statements of Operations.

     For the year ended December 31, 2003, contract revenue for the discontinued Process business was $13.7 million. Net loss for the discontinued Process business in 2003 was $1.7 million.

     Loss on Sale of Discontinued Operations, net of income taxes. In conjunction with the Company's sale of its Process business in September 2003, the Company received $5.5 million in cash, subject to certain adjustments. The Company recognized a loss on this transaction of $262,000. In connection with the transaction, Novatech purchased certain assets with a book value of $11.7 million and assumed certain operating liabilities totaling approximately $6.8 million. The Company incurred approximately $865,000 of closing costs associated with the transaction, including a $100,000 accrual for possible post-closing claims from Novatech in the twelve months following the sale, as outlined in various provisions of the Asset Purchase Agreement. In the third quarter 2004, the Company reduced the accrual by $66,000 to management's best estimate of the Company's exposure to loss.


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

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $6.4 million in 2003 (25.8% of revenue), a slight decrease from the $6.5 million (32.2% of revenue) for 2002. The Company reduced its bidding and proposal costs in 2003 as compared to the prior year. Included in 2003 SG&A was $264,000 of severance, of which $213,000 had not yet been paid at December 31, 2003 while $291,000 of severance expense was included in 2002 SG&A. Gross spending on software product development totaled $856,000 in the year ended December 31, 2003 as compared to $763,000 in 2002. The increase in the Company's capitalized software development expenditures was related to:

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

     The Company capitalized $542,000 of development expenditures in 2003 as compared to $555,000 in 2002.

     Administrative Charges from GP Strategies. On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE began to use General Physics' financial system in 2004.

     In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive with experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran continued as a GP Strategies employee throughout most of 2004, although he devoted 100% of his time to the performance of his duties as CEO of GSE.

     In December 2003, GSE agreed to pay to General Physics approximately $35,000 for services performed by General Physics personnel in the fourth quarter 2003 for the implementation of the Management Services Agreement discussed above. In addition, GSE was charged $30,000 by General Physics for coverage under General Physics' directors and officers liability and umbrella insurance for November and December 2003. Finally, GSE was charged $35,000 by GP Strategies for Mr. Moran's compensation and benefits.

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

     Other Income (Expense), Net. In 2003, the Company wrote off the balance of its investment in RedStorm Scientific Inc. ($279,000) as the Company deemed the decline in the estimated fair value to be other than temporary. In 2002 the Company had recognized an equity loss of $59,000 on its investment in RedStorm. These losses were offset by foreign currency gains in both years and royalty income in 2002.

     Provision for Income Taxes. In 2003, the Company recorded an income tax provision of $119,000; $93,000 related to continuing operations and $26,000 related to discontinued operations. The provision is comprised of foreign and state income taxes. The Company has a full valuation allowance on its deferred income tax assets. The difference between the statutory U.S. tax rate and the Company's effective rate for 2003 was primarily due to an increase in the deferred tax asset valuation reserve and foreign taxes.

     The Company recorded an income tax provision of $1.4 million in 2002; $891,000 related to continuing operations and $498,000 related to discontinued operations. This provision is mainly the result of an increase in the valuation allowance for the Company's deferred income tax assets. The Company established a full valuation allowance since recovery of the deferred tax asset could not be substantiated by currently available objective evidence. The difference between the statutory U.S. tax rate and the Company's effective rate for 2002 was primarily due to the change in the deferred tax asset valuation reserve and foreign taxes.

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

Liquidity and Capital Resources.

     As of December 31, 2004, GSE had cash and cash equivalents of $868,000 versus $1.4 million at December 31, 2003.

     Cash from operating activities. For the year ended December 31, 2004, net cash used in operating activities was $393,000; $357,000 was used by continuing operations and $36,000 was used by discontinued operations. Significant changes in the Company's assets and liabilities in 2004 included:

     * a $734,000 decrease in contracts receivable. The Company invoices customers upon the completion of contract-specified milestones; milestone billings were lower in the fourth quarter 2004 compared to the fourth quarter 2003 due to lower contract activity. The Company's receivables continue to be collected on a timely basis without the need of significant reserves.

     * a $547,000 reduction in prepaid expenses and other assets. The reduction reflects (1) lower prepaid insurance expense due to the participation of the Company in some of GP Strategies' insurance programs, (2) the collection from Novatech of expenses paid by the Company on behalf of Novatech after the sale of the Process business in 2003 and (3) a reduction in capitalized bank commitment fees.

     * an increase in accounts payable, accrued compensation and accrued expenses of $200,000. The increase reflects the increase in project activity in 2004 as compared to the prior year and the related increase in obligations to the Company's subcontractors.

     * a decrease in billings in excess of revenues earned by $2.8 million. In 2003, the Company had entered into a $6.6 million contract with a Mexican customer for a full scope simulator that allowed the Company to invoice the customer for 20% of the contract upon the receipt of the purchase order as an advance payment. The reduction in billings in excess of revenues earned largely reflects the completion of work which has reduced the Company's liability to the customer for the advance payment.

     Net cash provided by operating activities was $1.4 million for the year ended December 31, 2003; $506,000 was provided by continuing operations and $883,000 by discontinued operations. Significant changes in the assets and liabilities of the Company in 2003 included:

     * A $3.0 million increase in contracts receivable. This increase reflects the higher revenue and backlog in 2003 and the completion of significant billing milestones at year-end.

     * A $624,000 increase in prepaid expenses and other assets. The increase reflects an advance payment to a subcontractor by the Company on one of its projects and fees incurred in the issuance of project advance payment and performance bonds.

     * A $2.2 million increase in accounts payable, accrued compensation and accrued expenses. Due to the increased project activity in 2003, purchases of materials and subcontractor labor are at a higher level.

     * A $3.3 million increase in billings in excess of revenue earned. The increase reflects the receipt of an advance payment of $1.3 million on one project in 2003 and the timing of milestone billings on several other projects.

     Net cash used in operating activities was $1.2 million for the year ended December 31, 2002; $1.1 million was used in continuing operations and $110,000 was used in discontinued operations. The $1.6 million adjustment of the Company's deferred tax asset valuation allowance was a non-cash item. Significant changes in the assets and liabilities of the Company in 2002 included:

     * A $1.2 million reduction in contracts receivables, reflecting the lower project activity in 2002.

     * A $674,000 decrease in billings in excess of revenue earned. The decrease reflects the completion of work in 2002 on the full scope simulator at the Gorskomatom Rivne 2 unit in the Ukraine.

     Cash provided by (used in) investing activities. Net cash used in investing activities was $110,000 for the year ended December 31, 2004, consisting of $361,000 of capitalized software development costs and $222,000 of capital expenditures, offset by the expiration of stand-by letters of credit for which the $473,000 of cash collateral was released. Standby letters of credit are issued by the Company in the ordinary course of business through banks as required by certain contracts and proposal requirements.

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

     Cash provided by (used in) financing activities. For the year ended December 31, 2004, the Company used $33,000 in financing activities related to the pay down of a note payable.

     For the year ended December 31, 2003, cash used in financing activities was $5.5 million, all of which was used in the continuing operations. The Company decreased its borrowings under its bank line of credit by $5.4 million, and had no outstanding bank debt at December 31, 2003.

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


     Credit Facilities.

     General Physics Corporation is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the LIBOR Market Index Rate plus 3% (5.4% as of December 31, 2004), with interest only payments due monthly. At December 31, 2004, the Company's available borrowing base was $1.5 million, none of which had been utilized. The credit facility expires on August 12, 2006.

     Other. The following summarizes the Company's contractual cash obligations at December 31, 2004, and the effect these obligations are expected to have on its liquidity and cash flow in future periods:



                                           Payments Due by Period
-------------------------------------------------------------------------------------------------------------
                                                (in thousands)
-------------------------------------------------------------------------------------------------------------

Cash Obligations                      Total      Less than 1 year    1-3 Years       4-5 Years   After 5 Years
--------------------------------------------------------------------------------------------------------------

Long Term Debt                         $ -           $ -               $ -             $ -         $ -
--------------------------------------------------------------------------------------------------------------

Related Party                          $ 9           $ 9               $ -             $ -         $ -
Long Term Debt
--------------------------------------------------------------------------------------------------------------
Purchase Commitments               $ 3,955       $ 3,684               $ 271           $ -         $ -

--------------------------------------------------------------------------------------------------------------

Net future minimum                 $ 4,958       $ 1,559             $ 3,399            $ -         $ -
lease payments
-------------------------------------------------------------------------------------------------------------
Contractual Cash                   $ 8,922       $ 5,252             $ 3,670            $ -         $ -
-------------------------------------------------------------------------------------------------------------



     In conjunction with the move of its Process Automation business to its Columbia, Maryland facility in May 2003, the Company subleased most of its vacated facility in Baltimore, Maryland to Alpharma USPD Inc. for a five-year period, although Alpharma could terminate the lease at the end of the second year provided a six-month notice was given. In October, 2004, Alpharma notified the Company that they will terminate the sublease on April 30, 2005. The Company's broker is actively seeking another subtenant, and management believes that a subtenant will be found prior to the end of the sublease. However, if a subtenant is not found or the terms of a new subtenant lease arrangement are not consistent with those of the Alpharma lease, the Company may be required to record an additional charge related to the lease for the vacated facility. The Company's lease, which expires July, 2008, requires annual rent of approximately $550,000. The Company currently has a loss accrual of $158,000.

     In conjunction with the sale of the Process business to Novatech LLC in September, 2003, the Company entered into a sublease agreement with Novatech to sublease a portion of the Columbia, Maryland facility for a one-year period. The lease is currently on a month to month basis.

     As of December 31, 2003, the Company was contingently liable for one letter of credit totaling $29,000. The letter of credit represents a payment bond on a contract and has been cash collateralized. In addition, the Company was contingently liable at December 31, 2004 for approximately $36,000 under a performance bond on one contract which was secured by a bank guarantee of the Company's foreign subsidiary.

Foreign Exchange.

     A portion of the Company's international sales revenue has been and may be received in a currency other than the currency in which the expenses relating to such revenue are paid. When necessary, the Company enters into forward exchange contracts, options and swap agreements as hedges against certain foreign currency commitments to hedge its foreign currency risk.

Off-balance Sheet Obligations.

     The Company has no off-balance sheet obligations as of December 31, 2004.

New Accounting Standards.

     In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees." Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid in capital. SFAS No. 123R is effective as of July 1, 2005. The Company is currently in the process of evaluating the impact of SFAS No. 123R on our financial statements.

Other Matters.

     To date, management believes inflation has not had a material impact on the Company's operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's market risk is principally confined to changes in foreign currency exchange rates. During the year ended December 31, 2004, 3% and 13% of the Company's revenue was from contracts which permitted payments in a currency other than U.S. Dollars, principally Swedish Krona and Japanese Yen, respectively. For the year ended December 31, 2003, 4% and 11% of the Company's revenue was denominated in Swedish Krona and Japanese Yen, respectively. For the year ended December 31, 2002, 5% of the Company's revenue was in Swedish Krona, 3% was in Japanese Yen. In addition, during the years ended December 31, 2004, 2003 and 2002, 16%, 13% and 9%, respectively, of the Company's expenses were incurred in Swedish Krona. The Company's exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions. The Company is also exposed to foreign exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

     At December 31, 2004, the Company had contracts for the sale of approximately $4.6 million Japanese Yen at fixed rates. The contracts expire on various dates through May, 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the estimated fair value of the contracts of $203,000 at December 31, 2004 as an other asset in the consolidated balance sheet and other income (expense) in the consolidated statements of operations.

     The Company is also subject to market risk related to the interest rates on its existing line of credit. As of March 15, 2005, such interest rates are based on the prime rate plus 100 basis-points.

     As of December 31, 2004 and throughout the full year ending December 31, 2004, the Company did not have any outstanding debt that was subject to variable interest rates.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

                                                                                                                          Page
GSE Systems, Inc. and Subsidiaries
 Report of Independent Registered Public Accounting Firm .............................................................    F-1
 Consolidated Balance Sheets as of December 31, 2004 and 2003.........................................................    F-2
 Consolidated Statements of Operations for the years ended
     December 31, 2004, 2003, and 2002................................................................................    F-3
 Consolidated Statements of Comprehensive Income (Loss) for the years ended
     December 31, 2004, 2003, and 2002................................................................................    F-4
 Consolidated Statements of Changes in Stockholders' Equity for the years ended
     December 31, 2004, 2003, and 2002................................................................................    F-5
 Consolidated Statements of Cash Flows for the years ended
     December 31, 2004, 2003, and 2002................................................................................    F-6
 Notes to Consolidated Financial Statements...........................................................................    F-7


Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GSE Systems, Inc.:


We have audited the accompanying consolidated balance sheets of GSE Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSE Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with generally accepted U.S. accounting principles.


/s/KPMG LLP

Baltimore, Maryland
March 15, 2005




PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                           GSE SYSTEMS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
  (in thousands, except share data)
                                                                                                       December 31,
                                                                                               ---------------------------
                                                                                                  2004           2003
                                                                                               ------------   ------------
                                                          ASSETS
Current assets:
     Cash and cash equivalents                                                                    $    868       $  1,388
     Restricted cash                                                                                    29            473
     Contract receivables                                                                            8,723          9,457
     Prepaid expenses and other current assets                                                         819          1,635
                                                                                               ------------   ------------
         Total current assets                                                                       10,439         12,953

Equipment and leasehold improvements, net                                                              596            643
Software development costs, net                                                                        909            946
Goodwill, net                                                                                        1,739          1,739
Other assets                                                                                           545            255
                                                                                               ------------   ------------
         Total assets                                                                             $ 14,228       $ 16,536
                                                                                               ============   ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                            $      9       $     33
     Accounts payable                                                                                2,998          2,946
     Due to GP Strategies Corporation                                                                  291            100
     Accrued expenses                                                                                1,608          1,418
     Accrued compensation and payroll taxes                                                          1,523          1,752
     Billings in excess of revenue earned                                                            1,079          3,927
     Other current liabilities                                                                         273            240
                                                                                               ------------   ------------
         Total current liabilities                                                                   7,781         10,416

Long-term debt                                                                                          -               9
Accrued warranty reserves                                                                              483            407
Other liabilities                                                                                       19             25
                                                                                               ------------   ------------
         Total liabilities                                                                           8,283         10,857
                                                                                               ------------   ------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock $.01 par value, 2,000,000 shares authorized,  no shares issued and
         outstanding                                                                                   -              -
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued and
         outstanding 8,949,706  in 2004 and 2003                                                        89             89
     Additional paid-in capital                                                                     30,815         30,815
     Accumulated deficit - at formation                                                             (5,112)        (5,112)
     Accumulated deficit - since formation                                                         (19,044)       (19,162)
     Accumulated other comprehensive loss                                                             (803)          (951)
                                                                                               ------------   ------------
         Total stockholders' equity                                                                  5,945          5,679
                                                                                               ------------   ------------
         Total liabilities and stockholders' equity                                               $ 14,228       $ 16,536
                                                                                               ============   ============

The accompanying notes are an integral part of these consolidated financial statements.



                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                     Years ended December 31,
                                                                          -------------------------------------------
                                                                              2004           2003           2002
                                                                          -------------  -------------  -------------
Contract revenue                                                              $ 29,514       $ 25,019       $ 20,220
Cost of revenue                                                                 22,715         19,175         16,660
                                                                          -------------  -------------  -------------
Gross profit                                                                     6,799          5,844          3,560
                                                                          -------------  -------------  -------------

Operating expenses
     Selling, general and administrative                                         6,517          6,443          6,506
     Depreciation and amortization                                                 280            392            395
                                                                          -------------  -------------  -------------
Total operating expenses                                                         6,797          6,835          6,901
                                                                          -------------  -------------  -------------

Operating income (loss)                                                              2           (991)        (3,341)

Interest expense, net                                                             (176)          (504)           (55)
Other income (expense), net                                                        316           (273)            37
                                                                          -------------  -------------  -------------

Income (loss) from continuing operations before income taxes                       142         (1,768)        (3,359)

Provision for income taxes                                                          60             93            891
                                                                          -------------  -------------  -------------

Income (loss) from continuing operations                                            82         (1,861)        (4,250)
                                                                          -------------  -------------  -------------

     Loss from discontinued operations, net of income taxes                          -         (1,409)        (1,693)
     Income (loss) on sale of discontinued operations, net
         of income taxes                                                            36           (262)             -
                                                                          -------------  -------------  -------------
Income (loss) from discontinued operations                                          36         (1,671)        (1,693)
                                                                          -------------  -------------  -------------

Net income (loss)                                                                  118         (3,532)        (5,943)

Preferred stock dividends and beneficial conversion premium                          -         (2,140)          (234)
                                                                          -------------  -------------  -------------
Net income (loss) attributed to common shareholders                              $ 118       $ (5,672)      $ (6,177)
                                                                          =============  =============  =============
     Basic earnings (loss) per common share:
         Continuing operations                                                  $ 0.01        $ (0.61)       $ (0.76)
         Discontinued operations                                                  0.00          (0.26)         (0.29)
                                                                          -------------  -------------  -------------
            Net income (loss)                                                   $ 0.01        $ (0.87)       $ (1.05)
                                                                          =============  =============  =============
     Diluted earnings (loss) per common share
         Continuing operations                                                  $ 0.01        $ (0.61)       $ (0.76)
         Discontinued operations                                                  0.00          (0.26)         (0.29)
                                                                          -------------  -------------  -------------
            Net loss                                                            $ 0.01        $ (0.87)       $ (1.05)
                                                                          =============  =============  =============

       The accompanying notes are an integral part of these consolidated financial statements.



                       GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                           Years ended December 31,
                                                                -------------------------------------------
                                                                    2004            2003          2002
                                                                -------------   -------------  ------------

Net income (loss)                                                      $ 118        $ (3,532)     $ (5,943)

Foreign currency translation adjustment                                  148             236           128
                                                                -------------   -------------  ------------

Comprehensive income (loss)                                            $ 266        $ (3,296)     $ (5,815)
                                                                =============   =============  ============

  The accompanying notes are an integral part of these consolidated financial statements.



    GSE SYSTEMS, INC, AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     (in thousands)


                                                                                     Retained Earnings       Accumulated
                                  Common              Preferred      Additional          (Deficit)             Other
                                  Stock                 Stock          Paid-in         At         Since      Comprehensive
                           Shares      Amount    Shares     Amount   Capital       Formation    Formation        Loss      Total
                           ----------  ---------  --------  --------------------  -----------  -----------  ------------ ---------
Balance, January 1, 2002      5,742      $ 57        39      $ -     $ 27,535      $(5,112)    $ (7,313)      $ (1,315)  $13,852

Common stock issued
  for options exercised         128         2         -        -          261           -            -              -        263
Stock option compensation        -          -          -        -           45           -            -              -        45
Preferred stock dividends
   declared and payable          -          -          -        -           -            -          (234)            -      (234)
Foreign currency translation
   adjustment                    -          -          -        -           -            -            -             128      128
Net loss                         -          -          -        -           -            -        (5,943)            -    (5,943)
                            ----------  ---------  --------  -------  -----------  -----------  -----------  ------------- -------
Balance, December 31, 2002    5,870        59        39        -       27,841       (5,112)     (13,490)        (1,187)    8,111

Common stock issued to GP
  Strategies Corporation        150         1         -        -          179          -            -              -         180
Fair value of warrants
  issued to non-employees        -          -         -        -           86          -            -              -          86
Preferred stock dividends
  declared and payable          -           -         -        -           -           -          (190)             -       (190)
Stock dividend issued due
  to change in preferred
  stock conversion price      1,037        10         -        -        1,940          -        (1,950)             -         -

Conversion of preferred
  stock to common stock       1,474        15       (39)       -          (14)         -           -              -            1
Conversion of subordinated
  debt to common stock         419          4         -        -          783           -           -              -         787
Foreign currency translation
 adjustment                      -          -         -        -           -            -            -            236        236
Net loss                         -          -         -        -           -            -       (3,532)             -     (3,532)
                             ----------  ---------  --------  -------  -----------  -----------  -----------  -----------  ------
Balance, December 31, 2003    8,950        89         -        -       30,815       (5,112)    (19,162)         (951)      5,679

Foreign currency
   translation   adjustment      -          -         -        -           -            -           -             148        148
Net income                       -          -         -        -           -            -         118              -         118
                            ----------  ---------  --------  -------  -----------  -----------  -----------  -------------  -------
Balance, December 31, 2004    8,950      $ 89         -      $ -     $ 30,815      $(5,112)   $ (19,044)        $ (803)   $5,945
                            ==========  =========  ========  =======  ===========  ===========  ===========  ============ ========




                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Years ended December 31,
                                                                              ------------------------------------------
                                                                                     2004           2003           2002
                                                                              ------------  -------------  -------------
Cash flows from operating activities:
Net income (loss)                                                                   $ 118       $ (3,532)      $ (5,943)
     Loss from discontinued operations                                                  -         (1,409)        (1,693)
     Income (loss) on sale of discontinued operations                                  36           (262)           -
                                                                              ------------  -------------  -------------
Income (loss) from continuing operations                                               82         (1,861)        (4,250)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                    678            731            653
     Foreign currency transaction gain                                                (52)            (5)           (34)
     Stock option compensation                                                          -              -             45
     Deferred income taxes                                                            (50)             -          1,600
     Changes in assets and liabilities:
         Contract receivables                                                         734         (3,010)         1,248
         Prepaid expenses and other assets                                            547           (624)           272
         Accounts payable, accrued compensation and accrued expenses                  200          2,060            230
         Due to GP Strategies Corporation                                             191            100              -
         Billings in excess of revenue earned                                      (2,829)         3,335           (674)
         Accrued warranty reserves                                                    158           (158)           (60)
         Other liabilities                                                            (50)           (26)           (61)
         Income taxes payable                                                          34            (36)           (64)
                                                                              ------------  -------------  -------------
     Net cash provided by (used in) continuing operations                            (357)           506         (1,095)
     Net cash provided by (used in) discontinued operations                           (36)           883           (110)
                                                                              ------------  -------------  -------------
Net cash provided by (used in) operating activities                                  (393)         1,389         (1,205)
                                                                              ------------  -------------  -------------

Cash flows from investing activities:
     Proceeds from sale of Process business, net of transaction costs                   -          5,245              -
     Net cash paid for acquisition of businesses                                        -           (515)           (45)
     Capital expenditures                                                            (222)          (191)          (170)
     Capitalized software development costs                                          (361)          (542)          (768)
     Releases (restrictions) of cash as collateral under letters of credit, net       473            245           (243)
     Other cash used in discontinued operations, net                                    -           (506)        (1,997)
                                                                              ------------  -------------  -------------
Net cash provided by (used in) investing activities                                  (110)         3,736         (3,223)
                                                                              ------------  -------------  -------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                             -             -          1,583
     Repayment on note payable to related party                                         -             -           (350)
     (Decrease) increase in borrowings under line of credit                             -         (5,431)           443
     Other financing repayments                                                       (33)           (30)          (269)
     Other cash provided by discontinued operations, net                                    -               -     2,589
                                                                              ------------  -------------  -------------
Net cash provided by (used in) financing activities                                   (33)        (5,461)         3,996
                                                                              ------------  -------------  -------------

Effect of exchange rate changes on cash                                                16            107              9
                                                                              ------------  -------------  -------------
Net decrease in cash and cash equivalents                                            (520)          (229)          (423)
Cash and cash equivalents at beginning of year                                      1,388          1,617          2,040
                                                                              ------------  -------------  -------------
Cash and cash equivalents at end of year                                            $ 868        $ 1,388        $ 1,617
                                                                              ============  =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.







                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003, and 2002



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

     GP Strategies Corporation (GP Strategies) owned approximately 58% of the Company's outstanding common stock at December 31, 2003 and 2004.

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

     The Company's system design contracts do not provide for "post customer support service" (PCS) in terms of software upgrades, software enhancements or telephone support. In order to obtain PCS, the customers must purchase a separate contract. Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, and maintenance releases. The Company recognizes revenue from these contracts ratably over the life of the agreements in accordance with Statement of Position 97-2 Software Revenue Recognition.

     Revenue from the sale of software licenses which do not require significant modifications or customization for the Company's modeling tools are recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is considered probable.

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

Development expenditures

     Development expenditures incurred to meet customer specifications under contracts are charged to contract costs. Company sponsored development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored development activities relating to the development of new products and services or the improvement of existing products and services, were approximately $552,000, $856,000, and $763,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Asset impairment

     The Company periodically evaluates the recoverability of its long-lived assets by comparing the carrying value of the asset to management's best estimate of the expected future cash flows to be generated by the asset, undiscounted and without interest costs. Impairments are recognized in operating results to the extent that the carrying value exceeds fair value. No impairment losses were recognized in 2004, 2003 or 2002.

Goodwill

     Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually. On December 31, 2002, 2003 and 2004, the Company completed its analysis of goodwill and determined no impairment charge was necessary.

Foreign currency translation

     Balance sheet accounts for foreign operations are translated at the exchange rate at the balance sheet date, and income statement accounts are translated at the average exchange rate for the period. The resulting translation adjustments are included in accumulated other comprehensive loss in stockholders' equity. Transaction gains and losses, resulting from changes in exchange rates, are included in other income (expense) in the Consolidated Statements of Operations in the period in which they occur. For the years ended December 31, 2004, 2003, and 2002, foreign currency transaction gains were approximately $52,000, $5,000, and $34,000, respectively.

Warranties

     As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims. The activity in the warranty accounts is as follows:



                                           (in thousands)
----------------------------------------------------------------------------
                                    For the years ended December 31,
----------------------------------------------------------------------------
                                    2004           2003          2002
----------------------------------------------------------------------------

Beginning balance                  $ 509          $ 667         $ 727

Current year provision               312            470           686

Current year claims                 (154)          (628)         (746)
                                ------------   -----------    ------------
Ending balance                     $ 667          $ 509         $ 667
                                ============   ============   ============


     As of December 31, 2004 and 2003, $483,000, and $407,000, respectively, of the warranty reserve was recorded as a long-term liability with the balance recorded as a current liability.

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



(in thousands, except per share data)                                                        Years ended
                                                                                             December 31,
                                                                       ---------------------------------------------------
                                                                          2004                 2003              2002
                                                                       ------------          ------------      ---------
Net income (loss) attributed to
     common stockholders, as reported                                     $ 118               $ (5,672)        $ (6,177)
Add stock-based employee compensation expense
     included in reported net loss, net of tax                               -                    -                  45
Deduct total stock-based employee compensation
     expense determined under fair-value-method
     for all awards, net of tax                                             (51)                  (381)            (422)
                                                                       -----------           -----------       ----------
     Pro forma net loss                                                    $ 67              $ (6,053)         $ (6,554)
                                                                       ===========           ===========       ==========

Net income (loss) per share, as reported:

Basic                                                                    $ 0.01              $ (0.87)         $ (1.05)
Diluted                                                                  $ 0.01              $ (0.87)         $ (1.05)

Proforma net income (loss) per share:

Basic                                                                    $ 0.01              $ (0.93)         $ (1.12)
Diluted                                                                  $ 0.01              $ (0.93)         $ (1.12)


     The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. There were no options granted during 2004, 2003 or 2002.

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




(in thousands, except for share and per share amounts)

                                                   Years ended December 31,
                                                 ------------------------------------------
                                                      2004          2003          2002
                                                 ----------    ------------    ------------
Numerator:
     Net income (loss)                               $ 118       $ (3,532)       $ (5,943)
     Stock dividend- beneficial conversion premium      -          (1,950)            -
     Preferred stock dividends                                       (190)           (234)
                                                 ----------    ------------    ------------
     Net income (loss) attributed to
         common stockholders                         $ 118       $ (5,672)       $ (6,177)
                                                 ==========    ============    ============
Denominator:
     Weighted-average shares outstanding for
         basic earnings per share                8,949,706      6,542,000       5,863,134
     Effect of dilutive securities:
         Employee stock options, warrants and
         options outside the plan                  105,736          -                -
     Adjusted weighted-average shares outstanding----------     ----------     ------------
         and assumed conversions for diluted
         earnings per share                      9,055,442      6,542,000       5,863,134
                                                 ===========    ==========     ============

     Shares related to dilutive securities
         excluded because inclusion would be
         anti-dilutive:                          1,294,826      1,903,976       3,166,456
                                                 ==========     ==========     ===========

     Basic income (loss) per common share:
         Continuing operations                      $ 0.01        $ (0.61)        $ (0.76)
         Discontinued operations                    $ 0.00        $ (0.26)          (0.29)
                                                 ----------     ------------   -----------
                  Net income (loss)                 $ 0.01        $ (0.87)        $ (1.05)
                                                 ==========     ===========    ===========
     Diluted income (loss) per common share:

         Continuing operations                      $ 0.01        $ (0.61)        $ (0.76)
         Discontinued operations                    $ 0.00          (0.26)          (0.29)
                                                 ----------      ----------    -----------
                  Net income (loss)                 $ 0.01        $ (0.87)        $ (1.05)
                                                 ==========      ==========    ===========


     The difference between the basic and diluted number of weighted average shares outstanding for the year ended December 31, 2004 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The net loss for the years ended December 31, 2003 and 2002 was decreased by preferred stock dividends and related charges of $2,140,000, and $234,000, respectively, in calculating the per share amounts. The preferred stock was converted into common stock on October 23, 2003. Conversion of the preferred stock was not assumed for the year ended December 31, 2002 because the impact was anti-dilutive.

Concentration of credit risk

     The Company is subject to concentration of credit risk with respect to contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy industry. For the years ended December 31, 2004, 2003 and 2002, one customer accounted for approximately 24%, 29%, and 23%, respectively, of the Company's revenue. At December 31, 2004, the contracts receivable balance related to this significant customer was approximately $1.4 million, or 16% of contract receivables, of which $646,000 was unbilled at year-end.

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

     At December 31, 2004, the Company had contracts for the sale of approximately $4.6 million Japanese Yen at fixed rates. The contracts expire on various dates through May, 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the estimated fair value of the contracts of $203,000 at December 31, 2004 as an other asset in the consolidated balance sheet and other income (expense) in the consolidated statement of operations.

Reclassifications

     Certain reclassifications have been made to prior year amounts to conform with the current year presentation.


New Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees." Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid in capital. SFAS No. 123R is effective as of July 1, 2005. The Company is currently in the process of evaluating the impact of SFAS No. 123R on our financial statements.


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

     The contract revenue and income (loss) for the discontinued Process business was:



(in thousands)                                            Years ended December 31,
                                                       ----------------------------------------------
                                                          2004               2003             2002
                                                       -----------        ---------       -----------
Contract revenue                                          $ -             $ 13,693         $ 22,896
Income (loss) from discontinued operations                  36              (1,671)          (1,693)




     Income (loss) from discontinued operations includes losses in 2003 and 2002 of $115,000, and $2.8 million, respectively, from the write down of the Company's investment in Avantium International BV. The $36,000 of income in 2004 relates to the favorable resolution of certain contingencies which the Company had provided for at the date of sale net of income taxes.


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




(in thousands)                                                   December 31,
                                                           --------------------------
                                                              2004          2003
                                                           -----------  -------------
Billed receivables                                            $ 4,491        $ 5,069
Recoverable costs and accrued profit not billed                 4,256          4,395
Allowance for doubtful accounts                                   (24)            (7)
                                                           -----------  -------------
      Total contract receivables                              $ 8,723        $ 9,457
                                                           ===========  =============



5.  Prepaid expenses and other current assets

     Prepaid expenses and other current assets consist of the following:


(in thousands)                                                   December 31,
                                                          ---------------------------
                                                             2004           2003
                                                          ------------   ------------
Prepaid expenses                                                $ 610        $ 1,485
Employee advances                                                  17             16
Other current assets                                              192            134
                                                          ------------   ------------
      Total                                                     $ 819        $ 1,635
                                                          ============   ============



6.  Equipment and leasehold improvements

     Equipment and leasehold improvements consist of the following:

(in thousands)                                                  December 31,
                                                          --------------------------
                                                             2004          2003
                                                          -----------   ------------
Computer equipment                                           $ 3,095        $ 2,772
Leasehold improvements                                           703            692
Furniture and fixtures                                           942          1,158
                                                          -----------   ------------
                                                               4,740          4,622
Accumulated depreciation and amortization                     (4,144)        (3,979)
                                                          -----------   ------------
      Equipment and leasehold improvements, net                $ 596          $ 643
                                                          ===========   ============


Depreciation and amortization expense was approximately $280,000, $392,000, and $395,000 for the years ended December 31, 2004, 2003, and 2002, respectively.


7.  Software development costs

     Software development costs, net, consist of the following:



(in thousands)                                             December 31,
                                                          ---------------------------
                                                              2004          2003
                                                          -------------  ------------
Capitalized software development costs                          $1,568        $1,207
Accumulated amortization                                          (659)         (261)
                                                          -------------  ------------
       Software development costs, net                             $909          $946
                                                          =============  ============




Software development costs capitalized were approximately $361,000, $542,000, and $555,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization of software development costs capitalized was approximately $398,000, $339,000, and $256,000, for the years ended December 31, 2004, 2003 and 2002, respectively, and were included in cost of revenue.


8.  Long-term Debt

     The Company's long-term debt consists of an unsecured promissory note to a former employee with a remaining balance of $9,000 at December 31, 2004 which is due March 31, 2005.


Line of Credit

     General Physics Corporation is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the LIBOR Market Index Rate plus 3% (5.4% as of December 31, 2004), with interest only payments due monthly. At December 31, 2004, the Company's available borrowing base was $1.5 million, none of which had been utilized. The credit facility expires on August 12, 2006.

     The credit facility requires the Company to comply with certain financial ratios. At December 31, 2004, the Company was in compliance with its financial ratio covenants.

     In March, 2003, GP Strategies extended their $1.8 million limited guarantee of the Company's previous bank facility. In consideration for the extension of the guarantee, the Company issued 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common stock on March 21, 2003. The Company recorded the value of $180,000 as deferred financing cost with a corresponding credit to common stock and additional paid-in capital. The deferred costs were amortized over the one-year life of the guarantee through March 2004.

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

9.  Income taxes

     The consolidated income (loss) before income taxes, by domestic and foreign sources, is as follows:


(in thousands)                            Years ended December 31,
                                      --------------------------------------
                                          2004           2003         2002
                                      ----------    -----------  -----------
Domestic                                   $ 42       $ (3,609)    $ (3,866)
Foreign                                     166            196         (688)
                                      ----------    -----------  -----------
                Total                     $ 208       $ (3,413)    $ (4,554)
                                      ==========    ===========  ===========



     The provision for income taxes is as follows:

(in thousands)                               Years ended December 31,
                                            ------------------------------------------
                                                2004           2003          2002
                                            -------------  -------------  ------------
  Current:
      Federal                                        $ 1            $ -        $ (112)
      State                                           18             53           (57)
      Foreign                                        121             66           (42)
                                            -------------  -------------  ------------
                Subtotal                             140            119          (211)
                                            -------------  -------------  ------------

Deferred:
      Federal and state                                -              -         1,694
      Foreign                                        (50)             -           (94)
                                            -------------  -------------  ------------
           Subtotal                                  (50)             -         1,600
                                            -------------  -------------  ------------
           Total                                    $ 90          $ 119       $ 1,389
                                            =============  =============  ============

The allocation of the provision for income taxes to continuing and discontinued operations is as follows:
Continuing operations                               $ 60           $ 93         $ 891
Discontinued operations                               30             26           498
                                            -------------  -------------  ------------
                                                    $ 90          $ 119       $ 1,389
                                            =============  =============  ============


     The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory rate to pre-tax income
(loss) as a result of the following:

                                           Effective tax rate percentage (%)
                                                  Years ended December 31,
                                          ----------------------------------------
                                            2004         2003          2002
                                          ----------   ----------    ----------
Statutory U.S. tax rate                        34.0 %      (34.0)%       (34.0)%
State income tax, net of federal tax benefit    5.7          1.0          (2.0)
Effect of foreign operations                   (6.0)        (0.1)          0.9
Change in valuation allowance                   1.0         36.1          61.8
Other, principally permanent differences        8.6          0.5           3.8
                                          ----------   ----------    ----------
     Effective tax rate                        43.3 %        3.5 %        30.5 %
                                          ==========   ==========    ==========




     Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of the deferred income tax assets (liabilities) is as follows:


(in thousands)                                                   December 31,
                                                      ---------------------------------------

                                                         2004          2003          2002
                                                      ------------  -----------   -----------
Net operating loss carryforwards                          $ 6,246      $ 6,133       $ 6,246
Investments                                                 1,658        1,570         1,512
Foreign tax credits                                           378          378           379
Accrued expenses                                              260          288           243
Expenses not currently deductible for tax purposes            285          268           878
Alternative minimum tax credit carryforwards                   162          162           162
Property and equipment                                        (29)          34           (90)
Software development costs                                   (322)        (347)       (1,615)
Other                                                         145           95            60
                                                      ------------  -----------   -----------
      Subtotal                                              8,783        8,581         7,775
Valuation allowance                                        (8,733)      (8,581)       (7,775)
                                                      ------------  -----------   -----------
      Total                                                  $ 50          $ -           $ -
                                                      ============  ===========   ===========




     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future income in making this assessment. Other than the net deferred tax assets that are related to the Company's Swedish subsidiary, management could not substantiate recovery of the net deferred tax assets with currently available objective evidence. Accordingly, the Company has established an $8,733,000 valuation allowance for the deferred tax assets that are not related to the Swedish subsidiary. The valuation allowance will be reduced if the Company's U.S. operations are able to realize taxable income in the future. The valuation allowance for deferred tax assets increased by $152,000 in 2004, by $806,000 in 2003, and by $2,845,000 in
2002.

     At December 31, 2004, the Company had available $16,119,000 and $1,049,000 of domestic and foreign net operating loss carryforwards, respectively, which expire between 2012 and 2024. The amount of loss carryforward which can be used by the Company may be limited to approximately $500,000 annually.

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

     In June 2003, the Company received a $6.6 million order from the Mexican utility Comission Federal de Electricidad (CFE) for a major simulator upgrade to the Laguna Verde nuclear plant near Vera Cruz, Mexico. The contract required that the Company issue an advance payment bond ($1.8 million) and a performance bond ($1.3 million) to CFE. On July 9, 2003, the Company entered into a Collateral Agreement with ManTech in which ManTech agreed to issue two letters of credit on the Company's behalf to a Mexican surety company as collateral for the bonds. One letter of credit will be outstanding for at least 30 months or until the advance payment bond is released, which ever is later, and the other letter of credit will be outstanding for at least 42 months or until the performance bond is released, which ever is later. As consideration of ManTech's issuance of the letters of credit, the Company issued 100,000 warrants at an exercise price of $1.33 per share, the closing price on July 8, 2003 and will pay ManTech a fee equal to 7% per annum on the total amount of the then-existing value of the letters of credit, payable on a quarterly basis. The Company is amortizing the estimated fair value of these warrants ($86,000) over the live of the related letters of credit as additional contract costs.

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

     As of December 31, 2004, the Company has reserved 1,866,776 shares of common stock for issuance upon exercise of stock options and warrants.


11.  Series A Convertible Preferred Stock

     On December 5, 2001, ManTech elected to convert $3.9 million of subordinated debt into Series A convertible preferred stock at a conversion rate of $100 per share. The Company determined that the conversion of this debt into preferred stock did not constitute a beneficial conversion. The Series A convertible preferred stock had no voting rights and bore dividends at the rate of 6% per annum payable quarterly. At the date of the conversion, the Company's credit facility restricted the Company from paying any dividends on the preferred stock. At December 31, 2004, the Company had accrued dividends payable to ManTech of $366,000. The unpaid dividends accrue interest at 6% per annum. At December 31, 2004 the Company had an accrual for interest payable of $38,000.

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

12.  Stock options

Long term incentive plan

     During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the "Plan"), which includes all officers, key employees and non-employee members of the Company's Board of Directors. All options to purchase shares of the Company's common stock under the Plan expire seven years from the date of grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the grant date and 30% vesting on each of the second and third anniversaries of the grant date, subject to acceleration under certain circumstances. At December 31, 2004, the Company had 686,844 shares of common stock reserved for the future grants under the Plan.


Stock option and warrant activity is as follows:


                                                                                                        Weighted
                                                                                                         Average
                                                                                Shares               Exercise Price
                                                                            ----------------        ----------------

Options and warrants outstanding, as of January 1, 2002                           2,306,655               $ 3.73

                 Options and warrants exercised                                    (128,000)               (2.05)
                 Options and warrants canceled                                      (39,179)               (2.00)
                 Options and warrants granted                                             -                    -
                                                                            ----------------
Options and warrants outstanding, as of December 31, 2002                         2,139,476               $ 3.28

                 Options and warrants exercised                                     100,000                 1.33
                 Options and warrants canceled                                     (335,500)                2.36
                 Options and warrants granted                                             -                    -
                                                                            ----------------
Options and warrants outstanding, as of December 31, 2003                         1,903,976               $ 3.95

                 Options and warrants exercised                                           -                    -
                 Options and warrants canceled                                      (37,200)                3.79
                 Options and warrants granted                                             -                    -
                                                                            ----------------
Options and warrants outstanding, as of December 31, 2004                         1,866,776               $ 3.96
                                                                            ================



The following table summarizes information relating to currently outstanding and exercisable options and warrants at December 31, 2004:


                              Options and Warrants Outstanding                         Options and Warrants Exercisable
                              -------------------------------------------------      --------------------------------------
                                                  Weighted
                                                  Average
                                 Options         Remaining         Weighted              Options              Weighted
  Range of                     and Warrants       Contract         Average            and Warrants             Average
Exercise Prices                Outstanding     Life in Years    Exercise Price         Exercisable         Exercise Price
------------------------      ---------------  ---------------  ---------------      ----------------      ----------------
 $0.00 -  $1.48                   175,000           2.5            $ 1.19                  175,000            $ 1.19
 $1.48 -  $2.95                   528,350           3.0              2.15                  528,350              2.15
 $2.96 -  $4.43                   789,485           1.6              3.67                  789,485              3.67
 $4.44 -  $5.90                   200,000           2.1              4.75                  200,000              4.75
 $5.91 -  $7.38                    10,000           2.3              6.38                   10,000              6.38
 $7.39 -  $8.85                    20,000           2.2              7.50                   20,000              7.50
 $8.86 -  $11.80                   17,700           2.1             11.25                   17,700             11.25
 $11.81 -  $14.75                 126,241           0.7             14.11                  126,241             14.11
                              ---------------                                        ----------------
Total                                1,866,776      2.1            $ 3.96                1,866,776            $ 3.96
                              ===============                                        ================





13.  Commitments and contingencies

Leases

     The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of December 31, 2004 are as follows:



      (in thousands)                                          Gross future       Sublease        Net future
                                                              minimum lease       rental        minimum lease
                                                                payments          income          payments
                                                          ------------------  ------------   ----------------

           2005                                                     $ 1,706        $ (147)           $ 1,559
           2006                                                       1,388             -              1,388
           2007                                                       1,364             -              1,364
           2008                                                         646             -                646
           Thereafter                                                     -             -                  -
                                                          ------------------  ------------   ----------------
            Total                                                   $ 5,104        $ (147)           $ 4,957
                                                          ==================  ============   ================




     Total rent expense under operating leases for the years ended December 31, 2004, 2003, and 2002 was approximately $1.2 million, $998,000, and $999,000, respectively.

     The Company has a sublease agreement with ManTech International, Inc. in which ManTech subleases 1,432 sq. feet of space in the Columbia, Maryland facility. The sublease is currently on a month to month basis. For the years ended December 31, 2004, 2003 and 2002, such sublease rentals amounted to $41,000, $32,000, and $32,000 respectively

     The Company has a sublease agreement with MECx in which MECx subleases 2,088 sq. feet of space in the Columbia, Maryland facility. The sublease is currently on a month to month basis.

     In conjunction with the move of its Process Automation business to its Columbia, Maryland facility in May 2003, the Company subleased most of its vacated facility in Baltimore, Maryland to Alpharma USPD Inc. for a five-year period, although Alpharma could terminate the lease at the end of the second year provided a six-month notice was given. In October, 2004, Alpharma notified the Company that they will terminate the sublease on April 30, 2005. The Company's broker is actively seeking another subtenant, and management believes that a subtenant will be found prior to the end of the sublease. However, if a subtenant is not found or the terms of a new subtenant lease arrangement are not consistent with those of the Alpharma lease, the Company may be required to record an additional charge related to the lease for the vacated facility. The Company's lease, which expires July, 2008, requires annual rent of approximately $550,000. The Company currently has a loss accrual of $158,000.

     In conjunction with the sale of the Process business to Novatech LLC in September, 2003, the Company entered into a sublease agreement with Novatech to sublease a portion of the Columbia, Maryland facility. This sublease is currently on a month to month basis.

Letters of credit and performance bonds

     As of December 31, 2004, the Company was contingently liable for approximately $29,000 under one letter of credit used as a payment bond on a contract, which was secured by a cash deposit classified as restricted cash in the consolidated balance sheet. In addition, the Company was contingently liable at December 31, 2004 for approximately $36,000 under a performance bond on one contract, which was secured by a bank guarantee of the Company's foreign subsidiary.


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

       In October 2002, the Company purchased a Chinese subsidiary of ManTech. See the discussion of this transaction in Note 16, Acquisitions.

     In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive with experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran continued as a GP Strategies employee, however, Mr. Moran devoted 100% of his time to the performance of his duties as CEO of GSE. In 2003, GSE was charged $35,000 by GP Strategies for his compensation and benefits; in 2004 GSE was charged $289,000 by GP Strategies for Mr. Moran's compensation and benefits. On December 16, 2004, Mr. Moran became an employee of GSE.

     On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses General Physics' financial system. (General Physics is a subsidiary of GP Strategies.) In 2004, GSE was charged $685,000 for GP Strategies' services. The agreement has been extended through December 31, 2005 without an increase in the fee. The agreement can be renewed for successive one-year terms.

     In December 2003, GSE agreed to pay to General Physics, a fully-owned subsidiary of GP Strategies, approximately $35,000 for services performed by General Physics personnel in the fourth quarter 2003 for the implementation of the Management Services Agreement. In addition, GSE was charged $30,000 by General Physics for coverage under General Physics' directors and officers liability and umbrella insurance for November and December 2003.

15.  Employee benefits

     The Company has a qualified defined contribution plan that covers substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic contribution matches a portion of the participants' contributions based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contributions to the plan were approximately $110,000, $239,000, and $215,000, for the years ended December 31, 2004, 2003, and 2002, respectively. The reduction in the Company's contributions in 2004 reflects the sale of the Company's Process Automation business in September, 2003.

16.  Acquisitions

     In October 2002, the Company completed an acquisition which was accounted for using the purchase method. The Company purchased the stock of ManTech Automation Systems (Beijing) Company Ltd, from ManTech International Corp. The Chinese company, which has seven employees, was renamed GSE Systems Engineering (Beijing) Company Ltd. The purchase price was $45,000 and was allocated 100% to certain current assets and property and equipment.

17.  Segment information

     With the sale of the Company's Process business, the Company has only one reportable segment. The Company has a wide range of knowledge of simulation systems and the processes those systems are intended to control and model. The Company's knowledge is concentrated heavily in the power generation industry. The Company is primarily engaged in simulation for the power generation industry and simulation for the process industries, with the vast majority of customers being in the nuclear power industry. Contracts typically range from 18 months to three years. The Power business is comprised of three divisions: Power Simulation, Process Simulation, and US Government& Military Simulation.

     For the years ended December 31, 2004, 2003, and 2002, one customer (Battelle's Pacific Northwest National Laboratory) accounted for approximately 24%, 29%, and 23%, respectively, of the Company's consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the projects the Company performs in Eastern and Central Europe.

     For the years ended December 31, 2004, 2003, and 2002, 85%, 89%, and 86% of the Company's consolidated revenue was from customers in the nuclear power industry, respectively. The Company designs, develops and delivers business and technology solutions to the energy industry worldwide. Approximately 65%, 70%, and 56% of the Company's 2004, 2003 and 2002 revenue, respectively, was derived from international sales of its products and services. Revenue, operating income
(loss) and identifiable assets for the Company's United States, European, and Asian operations as of and for the years ended December 31, 2004, 2003, and 2002 are as follows:

(in thousands)                                             Year Ended December 31, 2004
                                         ---------------------------------------------------------------------
                                         United States     Europe       Asia      Eliminations   Consolidated
                                         --------------  -----------  ----------  ------------   -------------
Contract revenue                              $ 24,774      $ 4,724        $ 16           $ -        $ 29,514
Transfers between geographic locations             132           10          70          (212)              -
                                         --------------  -----------  ----------  ------------   -------------
      Total contract revenue                  $ 24,906      $ 4,734        $ 86        $ (212)       $ 29,514
                                         ==============  ===========  ==========  ============   =============
      Operating income (loss)                     $ 89         $ (7)      $ (80)          $ -             $ 2
                                         ==============  ===========  ==========  ============   =============
Identifiable assets, at December 31            $38,711       $3,618         $33     $ (28,134)       $ 14,228
                                         ==============  ===========  ==========  ============   =============

(in thousands)                                             Year Ended December 31, 2003
                                         ---------------------------------------------------------------------
                                         United States     Europe       Asia      Eliminations   Consolidated
                                         --------------  -----------  ----------  ------------   -------------
Contract revenue                              $ 21,214      $ 3,661       $ 144           $ -        $ 25,019
Transfers between geographic locations             162            -           -          (162)              -
                                         --------------  -----------  ----------  ------------   -------------
      Total contract revenue                  $ 21,376      $ 3,661       $ 144        $ (162)       $ 25,019
                                         ==============  ===========  ==========  ============   =============
      Operating income (loss)                 $ (1,313)       $ 346       $ (24)          $ -          $ (991)
                                         ==============  ===========  ==========  ============   =============
Identifiable assets, at December 31           $ 41,423      $ 2,651        $ 40     $ (27,578)       $ 16,536
                                         ==============  ===========  ==========  ============   =============

(in thousands)                                             Year Ended December 31, 2002
                                         ---------------------------------------------------------------------
                                         United States     Europe       Asia      Eliminations   Consolidated
                                         --------------  -----------  ----------  ------------   -------------
Contract revenue                              $ 18,600      $ 1,575        $ 45           $ -        $ 20,220
Transfers between geographic locations              92            -           -           (92)              -
                                         --------------  -----------  ----------  ------------   -------------
      Total contract revenue                  $ 18,692      $ 1,575        $ 45         $ (92)       $ 20,220
                                         ==============  ===========  ==========  ============   =============
      Operating income (loss)                 $ (2,607)      $ (716)      $ (18)          $ -        $ (3,341)
                                         ==============  ===========  ==========  ============   =============
Identifiable assets, at December 31           $ 36,000      $ 1,363        $ 52      $ (8,521)       $ 28,894
                                         ==============  ===========  ==========  ============   =============



18.  Supplemental disclosure of cash flow information

(in thousands)                                                Years ended December 31,
                                                           2004         2003          2002
                                                        -----------  ------------  -----------
Issuance of options/warrants to
     non-employees (see Note 10)                               $ -          $ 86          $ -
                                                        ===========  ============  ===========
Conversion of related party note payable to
     common stock                                              $ -         $ 787          $ -
                                                        ===========  ============  ===========
Conversion of preferred stock to
     common stock                                              $ -       $ 3,900          $ -
                                                        ===========  ============  ===========
Cash paid:
     Interest                                                 $ 96         $ 668        $ 485
                                                        ===========  ============  ===========
     Income taxes                                             $ 94         $ 138        $ 385
                                                        ===========  ============  ===========




19.  Quarterly financial data (unaudited)

     The Company's quarterly financial information has not been audited but, in management's opinion, includes all adjustments necessary for a fair presentation.


Note 19 Quarterly Financial Data (Unaudited)

(in thousands, except per share data)     Year ended December 31, 2004 Quarterly Data
                                      ----------------------------------------------------
                                         First        Second         Third       Fourth
                                        Quarter       Quarter       Quarter      Quarter
                                      ------------ --------------  -----------  ----------
Contract revenue                          $ 7,561        $ 7,597      $ 7,340     $ 7,016
Operating income (loss)                       224            333         (255)       (300)

Income (loss) from continuing operations       64            276         (197)        (61)
Income from discontinued operations             -              -           60         (24)
                                      ------------ --------------  -----------  ----------
Net income (loss)                            $ 64          $ 276       $ (137)      $ (85)
                                      ============ ==============  ===========  ==========

Basic earnings (loss) per common share:
     Continuing operations                 $ 0.01         $ 0.03      $ (0.02)    $ (0.01)
     Discontinued operations                    -              -            -           -
                                      ------------ --------------  -----------  ----------
        Net income (loss)                  $ 0.01         $ 0.03      $ (0.02)    $ (0.01)
                                      ============ ==============  ===========  ==========

Diluted earnings (loss) per common share:
     Continuing operations                 $ 0.01         $ 0.03      $ (0.02)    $ (0.01)
     Discontinued operations                    -              -            -           -
                                      ------------ --------------  -----------  ----------
        Net income (loss)                  $ 0.01         $ 0.03      $ (0.02)    $ (0.01)
                                      ============ ==============  ===========  ==========


(in thousands, except per share data)     Year ended December 31, 2003 Quarterly Data
                                      ----------------------------------------------------
                                           First        Second         Third       Fourth
                                          Quarter       Quarter       Quarter      Quarter
                                      ------------ --------------  -----------  ----------
Contract revenue                          $ 4,975        $ 5,545      $ 6,139     $ 8,360
Operating loss                               (157)          (400)        (197)       (237)

Loss from continuing operations              (250)          (482)        (313)       (816)
Loss from discontinued operations            (268)          (650)        (383)       (370)
                                      ------------ --------------  -----------  ----------
Net loss                                   $ (518)      $ (1,132)      $ (696)   $ (1,186)
                                      ============ ==============  ===========  ==========

Basic loss per common share:
     Continuing operations                $ (0.03)       $ (0.11)     $ (0.06)    $ (0.34)
     Discontinued operations                (0.07)         (0.09)     $ (0.07)      (0.04)
                                      ------------ --------------  -----------  ----------
        Net loss                          $ (0.10)       $ (0.20)     $ (0.13)    $ (0.38)
                                      ============ ==============  ===========  ==========
Diluted loss per common share:
     Continuing operations                $ (0.03)       $ (0.11)     $ (0.06)    $ (0.34)
     Discontinued operations                (0.07)         (0.09)       (0.07)      (0.04)
                                      ------------ --------------  -----------  ----------
        Net loss                          $ (0.10)       $ (0.20)     $ (0.13)    $ (0.38)
                                      ============ ==============  ===========  ==========


                                GSE SYSTEMS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2004



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


ITEM 9A.   CONTROLS AND PROCEDURES.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.


     Under the supervision and the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2004. Based upon that evaluation the Company identified a material weakness with respect to the identification and accounting for derivative transactions in accordance with the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". (A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.)

     Based upon the Company's evaluation and the material weakness described above, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of that date.

     Subsequent to the review, the Company is revising its controls around derivative transactions to ensure that these transactions will be captured and accounted for in a timely manner.

     There have been no other significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of the Chief Operating Officer and Chief Financial Officer complete their evaluation.

     Limitation of Effectiveness of Controls

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company's controls and procedures are designed to provide a reasonable level of assurance of achieving their objectives.



ITEM 9B.   OTHER INFORMATION

       None.

                                    PART III

     The information required in response to Items 10, 11, 12 13, and 14 is hereby incorporated by reference to the information under the captions "Election of Directors", "Principal Executive Officers of the Company Who Are Not Also Directors", "Executive Compensation", "Voting Securities and Principal Stockholders", "Security Ownership of Management", "Certain Related Transactions" and "Principal Accountant Fees and Services" in the Proxy Statement for the Company's 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a) (1)   List of Financial Statements

         The following financial statements are included in Item 8:

GSE Systems, Inc. and Subsidiaries

     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets as of December 31, 2004 and 2003
     Consolidated Statements of Operations for the years ended
       December 31, 2004, 2003, and 2002
     Consolidated Statements of Comprehensive Income (Loss) for the years ended
       December 31, 2004, 2003, and 2002
     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004, 2003, and 2002
     Consolidated Statements of Cash Flows for the years ended December 31,
       2004, 2003, and 2002
     Notes to Consolidated Financial Statements

(a) (2)  List of Schedules

     All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(a) (3)  List of Exhibits

     The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GSE Systems, Inc.

                                           By:    / S / JOHN MORAN
                                                  -----------------------------
                                                  John Moran
                                                  Chief Executive Officer



Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Date:  March 17,  2005                    / S / JOHN MORAN
                                         ------------------------------------
                                         John Moran, Chief Executive Officer
                                         (Principal Executive Officer)

Date: March 17,  2005                    / S / JEFFERY G. HOUGH
                                         -------------------------------------
                                         Jeffery G. Hough, Senior Vice President
                                         and Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)


Date: March 17, 2005

(Jerome I. Feldman, Chairman of the Board)       By:  / S / JEFFERY G. HOUGH
                                                   --------------------------
 (Dr. Sheldon L. Glashow, Director        )          Jeffery G. Hough
 (Scott N. Greenberg, Director            )          Attorney-in-Fact
 (Dr. Roger Hagengruber, Director         )
 (Chin-our Jerry Jen, Director            )
 (Andrea Kantor, Director                 )
 (Joseph W. Lewis, Director               )
 (George J. Pedersen, Director            )
 (Douglas Sharp, Director                 )

     A Power of Attorney, dated January 5, 2005, authorizing Jeffery G. Hough to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 on behalf of certain of the directors of the Registrant is filed as Exhibit 24 to this Annual Report.





Exhibit       Description of Exhibit
------------- -----------------------------------------------------------------

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

          g.  Change of Control Agreements between GSE Systems, Inc. and Jerry
              Jen and Jeffery G. Hough (dated March 10, 2000). Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on August 1, 2001 and incorporated herein by reference. *

         h.   $1,000,000 promissory note dated June 25, 2001 to ManTech
              International Corporation. Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and
              Exchange Commission on August 1, 2001 and incorporated herein by reference.

         i.   Preferred Stock Issuance Agreement by and between GSE Systems,
              Inc. and ManTech International Corporation (dated December 5,
              2001). Previously filed in connection with the GSE Systems, Inc.
              Form 8-K as filed with the Securities and Exchange Commission on December 12, 2001 and incorporated herein by reference.

         j.   Asset Sale and Purchase Agreement between GSE Systems, Inc. and
              Novatech LLC dated September 25, 2003. Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on October 10, 2003 and incorporated herein by reference.

         k.   Management Services Agreement between GSE Systems, Inc. and GP
              Strategies Corporation dated January 1, 2004. Previously filed in connection with the GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on April 14, 2004 and incorporated herein by reference.

         l.   First Amendment dated March 30, 2004 to the Financing and Security
              Agreement among General Physics Corporation, Skillright, Inc., GSE
              Systems, Inc., GSE Power Systems, Inc., and MSHI, Inc. and
              Wachovia Bank, National Association. Previously filed in connection with the GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on April 14, 2004 and incorporated herein by reference.

         m.   Third Amendment dated July 30, 2004 to the Financing and Security
              Agreement among General Physics Corporation, Skillright, Inc., GSE
              Systems, Inc., GSE Power Systems, Inc. and MSHI, Inc. and
              Wachovia Bank National Association. Previously filed in connection with the GSE Systems, Form 10-Q filed with the Securities and Exchange Commission on November 14, 2004 and incorporated herein by reference.


    21. Subsidiaries.

          a. List of Subsidiaries of Registrant at December 31, 2004. **

    23.       Consents of Experts and Counsel

          a. Consent of KPMG LLP **


    24.       Power of Attorney

          a. Power of Attorney for Directors' and Officers' Signatures on SEC
             Form 10-K. **





Exhibit       Description of Exhibit

     31.1 Certification of the Chief Executive Officer of the Company pursuant to Securities and Exchange Act Rule 13d-14 (a)/15d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002. **

     31.2 Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rule 13d-14(a)/15d-14(a), as adopted pursuant to
          Section 302 and 404 of the Sarbanes-Oxley Act of 2002. **


     32.1 Certification of the Chief Executive Officer and Chief Financial
          Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

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