Form 10-K/A
period 2005-03-31
GSE SYSTEMS INC
filed 2005-05-02
CIK 944480

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

Number of shares of Common Stock outstanding as of March 1, 2005: 8,999,706

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2004 is filed to add Part III of Form 10-K, which was omitted in reliance on General Instruction G(3) thereto.

                               TABLE OF CONTENTS


PART III                                                                 Page
                                                                         ----
Item 10.  Directors and Executive Officers of the Registrant................2
Item 11.  Executive Compensation............................................6
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management.................................................8
Item 13.  Certain Relationships and Related Transactions...................10
Item 14.  Principal Accountant Fees and Services...........................12




                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names, ages and positions of the executive officers, key employees and directors of the Company as of April 25, 2005.


               Name                           Age        Position
            --------                        ------       ---------
     Jerome I. Feldman         (1) (3) (4)         76   Director, Chairman of the Board
     Sheldon L. Glashow        (2)                 72   Director
     Gill R. Grady                                 47   Senior Vice President
     Scott N. Greenberg                            48   Director
     Roger L. Hagengruber      (2)                 62   Director
     Jeffery G. Hough                              50   Senior Vice President and Chief Financial Officer
     Chin-our Jerry Jen                            56   Director, Chief Operating Officer and President
     Andrea D. Kantor                              47   Director
     Joseph W. Lewis           (2)                 70   Director
     John Moran                                    54   Director,  Chief Executive Officer
     Harold D. Paris                               50   Senior Vice President
     George J. Pedersen        (1) (3) (4)         69   Director
     Douglas E. Sharp                              46   Director

     (1)  Member of Executive Committee
     (2)  Member of Audit Committee
     (3)  Member of Compensation Committee
     (4)  Member of Nominating Committee



     Jerome I. Feldman, age 76. Mr. Feldman has served as a director since 1994, and as Chairman of the Board since 1997. Mr. Feldman is founder and since 1959 has been Chief Executive Officer and a Director of GP Strategies. He has also been Chairman of the Board of GP Strategies since 1999 and President of GP Strategies from 1959 until 2001. He has been Chairman of the Board of Five Star Products, Inc. ("Five Star"), a paint and hardware distributor, since 1994; Chairman of the Board and Chief Executive Officer of National Patent Development Corporation ("NPDC"), a holding company with interests in optical plastics, paint and hardware distribution services since August 2004; and a Director of Valera Pharmaceuticals, Inc. ("Valera"), a specialty pharmaceutical company, since January 2005. Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Foundation.

     Sheldon L. Glashow, Ph.D., age 72. Dr. Glashow has served as a director since 1995. Dr. Glashow is the Higgins Professor of Physics Emeritus at Harvard University, and a university professor and the Arthur G.B. Metcalf Professor of Mathematics & the Sciences at Boston University since July 2000, and previously taught physics at other major universities in Massachusetts, Texas, California and France. In 1979, Dr. Glashow received the Nobel Prize in Physics. Dr. Glashow was a director of GP Strategies from1997 to 2001; a director of General Physics Corporation from 1987 to 1995; and a director of Interferon Sciences, Inc., a pharmaceuticals company since 1991. Dr. Glashow also serves on the board of directors of RedStorm Scientific, Inc., a computational drug design company. Dr. Glashow previously served as a director of Duratek, Inc., an environmental technology and consulting company, from 1985 to 1995. Dr. Glashow is a foreign member of the Russian and Korean Academies of Sciences.

     Gill R. Grady, age 47. Mr. Grady has been a Senior Vice President since September 1999 and is currently responsible for business operations. Prior to this, he was responsible for executive oversight of business development as well as several administrative functions such as investor relations, human resources, contract administration and information technology. He has also held numerous senior management positions in business operations, marketing and project management with the Company. From 1992 through 1997, Mr. Grady was responsible for business development for the Company's Eastern European activities. Throughout his tenure, he has been the Company's liaison with the Department of Energy and with Congress for funding related to the Company's Eastern European activities. He has been employed by the Company or predecessor companies since 1980.

     Scott N. Greenberg, age 48. Mr. Greenberg has served as a director since 1999 and previously served as a director from 1994 to 1995. Mr. Greenberg has served on the Board of Directors of GP Strategies since 1987. Mr. Greenberg is the President of GP Strategies and has served as its Chief Financial Officer since 1989. Mr. Greenberg also served as a director of Valera Pharmaceuticals, Inc. until January 2005.

     Roger L. Hagengruber, Ph.D., age 62. Dr. Hagengruber has served as a director since June 2001. Dr. Hagengruber retired in 2003 as the Senior Vice President for National Security and Arms Control at the Sandia National Laboratories, where he served as an officer for over 17 years. In his former position, he led programs in nuclear technologies, arms control, satellite and sensor systems, security, and international programs, including an extensive set of projects within the states of the former Soviet Union. Dr. Hagengruber serves on the Advisory Board of ManTech International Corporation. He is Senior Vice President Emeritus at Sandia National Laboratories and a professor at the University of New Mexico, where he also serves as director of the Institute for Public Policy. Dr. Hagengruber holds B.S., M.S. and Ph.D. degrees from the University of Wisconsin, with his doctorate in nuclear physics. He is also a graduate of the Industrial College of the Armed Forces.

     Jeffery G. Hough, age 50. Mr. Hough joined the Company in January 1999 as Senior Vice President and Chief Financial Officer. During 1999, he was elected both Treasurer and Secretary of the Company. Prior to joining the Company, from 1995 through 1998, Mr. Hough was the Chief Financial Officer and Treasurer of Yokogawa Industrial Automation America, Inc., a supplier of process control equipment. From 1982 through 1995, he held various financial management positions with two other suppliers of process control equipment, ABB Process Automation and Leeds & Northrop. Mr. Hough was an auditor for Price Waterhouse from 1977 to 1982.


     Chin-Our Jerry Jen, age 56. Mr. Jen has served on the board since March 2001. Mr. Jen has been with the Company and its predecessor companies since 1980 in various engineering and senior management positions. In 1997, Mr. Jen was promoted to Senior Vice President of the Power Business Unit, and on November 14, 2000, he was named Chief Operating Officer in charge of both the Power and Process Control Businesses. On March 27, 2001, Mr. Jen was named President and director.


     Andrea D. Kantor, age 47. Ms. Kantor has served as director since October 2003. She has been Vice President and General Counsel of GP Strategies Corporation since 2001, Vice President and Corporate Counsel from 1999 to 2001, and Associate General Counsel from 1988 to 1999. Prior to 1988, Ms. Kantor practiced law as a corporate associate in New York City at Schulte, Roth & Zabel and prior to that at Sidley Austin Brown & Wood LLP. Ms. Kantor is a member of the Association of the Bar of the City of New York and a member of the Corporate and Securities Law Committee of the American Corporate Counsel Association.

     Joseph W. Lewis, age 70. Mr. Lewis has served as a director since March 2000. In 1998, Mr. Lewis retired from Johnson Controls, Inc. after 39 years of service, including his tenure from 1986 to 1998 as Executive Vice President with responsibilities for its Controls Group. Mr. Lewis is Chairman of the Board of DryKor Ltd of Israel, a manufacturer of dehumidification equipment. He has served as a director of Wheaton Franciscan Services, Inc., a multi-system health care provider, since 1991 and served as its Treasurer from 1993 until 2002, and is currently Chairman of the Board, appointed on July 1, 2003. He previously served as a director of Entek IRD International until its sale to Allen Bradley, a division of Rockwell International Corporation.

     John Moran, age 54. Mr. Moran has served as a director since October 2003. On November 11, 2003, Mr. Moran was appointed Chief Executive Officer of GSE Systems, Inc. Since October 2001, Mr. Moran has served as Vice President of GP Strategies Corporation. He was elected Director of Five Star Products, Inc. in January 2002 and is responsible for leading that company's strategic steering committee. Five Star, the largest distributor of home improvement products in the Northeast, was a majority-owned subsidiary of GP Strategies, prior to the spin-off of NPDC on November 24, 2004. He served as President and Chief Executive Officer of GP e-Learning Technologies, Inc. from 2000 to 2001, and was Group President of the Training and Technology Group of General Physics Corporation, a wholly owned subsidiary of GP Strategies, from 1994 to 2000.

     Harold D. Paris, age 50. Mr. Paris has served as Senior Vice President for Power Simulation since May 2001. Previously, Mr. Paris served as Vice President of Sales and Marketing for the Power Systems Business Unit, and has served in various marketing and business management positions with the Company and its predecessors since 1980.

     George J. Pedersen, age 69. Mr. Pedersen has served as a director since 1994 and as Chairman of the Company's Executive Committee since 1997. He currently serves as Chairman of the Board, Chief Executive Officer and President of ManTech International Corp. Mr. Pedersen co-founded ManTech in 1968. He was elected Chairman of ManTech's Board of Directors in 1979. In 1995, Mr. Pedersen was elected to the additional positions of President and Chief Executive Officer. Mr. Pedersen has also served as President and/or Chairman of the Board of a number of ManTech subsidiaries. Mr. Pedersen also serves as a director, Vice President and a member of the executive committee of the Professional Services Council; a trustee and a member of the executive committee of the National Security Industrial Association; and as a director of the Ivymount School. Mr. Pedersen currently serves as Chairman of the Board of MARE, Inc., Chairman of the Board of the Institute of Software Research, Chairman of the Board of Vega International, and a member of the Board of Directors of the Association for Enterprise Integration (AFEI).


     Douglas E. Sharp, age 46. Mr. Sharp has served as director since October 2003. He is the President and Chief Operating Officer of General Physics
Corporation (GP), a global workforce development, engineering and technical services company. Beginning as a staff engineer with GP, Mr. Sharp had ever increasing responsibilities for project management, business development, and strategic planning. From Division Director to Vice President in 1994, he became President of GP's Process and Energy Group in 1998 and Chief Operating Officer in 2000. He was assigned as president and elected a member of the Board of Directors of GP in 2002. Mr. Sharp graduated with honors in Mechanical Engineering from the University of Maryland and has published and presented several technical papers. He holds professional engineering registrations in the states of Arizona, Florida, Ohio, South Carolina, Tennessee and Washington. Mr. Sharp is a member of American Society of Training and Development, American Society of Mechanical engineers and American Institute of Chemical Engineers.

Section 16 (a) Beneficial Ownership Reporting Compliance

     Under Section 16 (a) of the Securities Exchange Act of 1934, the Company's directors and officers and persons who are the beneficial owners of more than 10% of the common stock are required to report their beneficial ownership of common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during 2004. The Company believes that all of these filing requirements were satisfied by its directors and officers and by the beneficial owners of more than 10% of the common stock. In making the foregoing statements, the Company has relied on copies of the reporting forms received by it or the written representations from certain reporting persons.

Audit Committee

     The Company has established an Audit Committee of the Board of Directors consisting of Sheldon Glashow, Roger Hagengruber and Joseph Lewis. The Board of Directors has determined that Mr. Lewis qualifies as an "audit committee financial expert" under applicable SEC regulations and that all members satisfy the independence and experience requirements under the listing standards of the American Stock Exchange that currently apply to the Company.


Code of Ethics

     The Company has adopted a Code of Ethics for the principal executive officer and senior financial officers of the Company and its subsidiaries, including, but not limited to, the chief executive officer, the chief operating officer, the chief financial officer, and the senior officers in the accounting and finance department of the Company and its subsidiaries. The Code of Ethics is available on the Company's website at www.gses.com. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for its executive officers, the Company will disclose the nature of such amendment or waiver on its website at www.gses.com.

ITEM 11  EXECUTIVE COMPENSATION

     The following table and notes present the compensation paid by the Company for services rendered by the Company's principal executive officer and the four other most highly compensated executive officers of the Company for the fiscal years ended December 31, 2004, 2003 and 2002.


                                                                          Long-Term Compensation
                                                                          ----------------------
                                                                           Awards        Payouts
                                                                          ----------------------
                                                                         Securities
     Name and Principal                                                  Underlying        LTIP           All Other
          Position            Year      Salary        Bonus               Options        Payouts         Compensation


John Moran  (1)                 2004     $ 289,000         $ -                      -              -        $ 1,922     (2)
Chief Executive Officer         2003        35,000           -                      -              -              -
                                2002             -           -                      -              -              -

Chin-our Jerry Jen              2004     $ 172,500         $ -                      -              -       $ 17,800     (3)
President & COO                 2003       186,308           -                      -              -         19,417     (4)
                                2002       195,961      45,900     (5)              -              -         16,046     (6)

Jeffery G. Hough                2004     $ 155,250         $ -                      -              -       $ 12,074     (7)
Sr. Vice President & CFO        2003       154,100      40,000     (5)              -              -         12,756     (8)
                                2002       142,154       9,000     (5)              -              -         13,109     (9)

Gill R. Grady                   2004     $ 138,958         $ -                      -              -       $ 16,449    (10)
Sr. Vice President              2003       149,654           -                      -              -         17,549    (11)
                                2002       143,307      12,500     (5)              -              -         14,263    (12)

Hal D. Paris                    2004     $ 136,083    $ 21,300    (13)              -              -       $ 16,312    (14)
Sr. Vice President              2003       146,562           -                      -              -         16,428    (15)
                                2002       140,538       9,000     (5)              -              -         14,041    (16)


(1) In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive, as Chief Executive Officer. Mr. Moran continued as a GP Strategies employee until December 15, 2004 , however, Mr. Moran devoted 100% of his time to the performance of his duties as CEO of GSE. For 2004, the Company was charged $289,000 by GP Strategies for his compensation and benefits; for 2003, the Company was charged $35,000 by GP Strategies.
(2)  Personal gasoline expenditures.
(3) Consists of $3,450 for Company retirement plan matching, $2,423 for executive group term life insurance premiums, $3,833 for club membership dues, $6,900 for car allowance and $1,194 for personal gasoline expenditures.
(4) Consists of $3,726 for Company retirement plan matching, $2,683 for executive group term life insurance premiums, $4,308 for club membership dues, $7,754 for car allowance and $946 for personal gasoline expenditures.
(5)  Bonus paid for prior year performance.
(6) Consists of $3,919 for Company retirement plan matching, $1,394 for executive group term life insurance premiums, $3,833 for club membership dues, and $6,900 for car allowance.
(7) Consists of $752 for executive group term life insurance premiums, $3,833 for club membership dues, $6,900 for car allowance and $589 for personal gasoline expenditures.
(8) Consists of $679 for executive group term life insurance premiums, $4,308 for club membership dues, $7,754 for car allowance and $15 for personal gasoline expenditures.
(9) Consists of $1,712 for Company retirement plan matching, $664 for executive group term life insurance premiums, $3,833 for club membership dues, and $6,900 for car allowance.
(10) Consists of $2,779 for Company retirement plan matching, $664 for executive group term life insurance premiums, $3,833 for club membership dues, $6,900 for car allowance and $2,273 for personal gasoline expenditures.
(11) Consists of $2,993 for Company retirement plan matching, $684 for executive group term life insurance premiums, $4,308 for club membership dues, $7,754 for car allowance and $1,810 for personal gasoline expenditures.
(12) Consists of $2,866 for Company retirement plan matching, $664 for executive group term life insurance premiums, $3,833 for club membership dues, and $6,900 for car allowance.
(13) Bonus paid under change of control agreement related to the sale of the Company's Process Automation business in September 2003.
(14) Consists of $3,148 for Company retirement plan matching, $649 for executive group term life insurance premiums, $3,833 for club membership dues, $6,900 for car allowance and $1,782 for personal gasoline expenditures.
(15) Consists of $2,931 for Company retirement plan matching, $668 for executive group term life insurance premiums, $4,308 for club membership dues, $7,754 for car allowance and $767 for personal gasoline expenditures.
(16) Consists of $2,810 for Company retirement plan matching, $498 for executive group term life insurance premiums, $3,833 for club membership dues, and $6,900 for car allowance.

Stock Options

     In 2004, no stock options were granted to the named executive officers (or any other Company employees).

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values

     The following table provides information on option exercises in 2004 by the named executive officers and the value of their unexercised options as of December 31, 2004.


                                                                 Number of                           Value of Unexercised
                          # of Shares                       Securities Underlying                        In-the-Money
                          Acquired on        Value           Unexercised Options                           Options
                           Exercise        Realized              at 12/31/04                            at 12/31/04 (1)
                         ------------     ---------         ------------------------
                                                         Exercisable   Unexercisable             Exercisable   Unexercisable

John Moran                    -             $ -              -            -                        $ -               -
Chin-Our Jerry Jen            -               -             107,950       -                         16,065           -
Jeffery G. Hough              -               -              75,000       -                          -               -
Gill R. Grady                 -               -              30,500       -                         10,500           -
Harold D. Paris               -               -              25,500       -                         10,500           -





(1) Calculated based on $2.70, which was the closing price of the Common Stock as reported by the American Stock Exchange on December 31, 2004.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information regarding beneficial ownership of the Company's common stock, as of April 1, 2005, by: (i) each stockholder who is known by the Company to own beneficially more than 5% of the outstanding common stock, (ii) each of the Company's directors, (iii) each current executive officer of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

     We are not aware of any material proceedings to which any of the parties identified under (i), (ii) or (iii) above, or any associate thereof, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

     In preparing the following table, the Company has relied on the information contained in the Schedule 13D and the statements previously filed by GP Strategies Corporation, and Schedule 13G filed for 2004 by Wells Fargo Capital Management Group. Certain of the shares reported in the following table may be deemed to be beneficially owned by more than one person and, therefore, may be included in more than one table entry.

                                                     Number of            Percent of
                                                   Common Stock          Outstanding
                                                 Shares Beneficially        Common
                                                       Owned                Stock
                                               ----------------------  -----------------
Name of Beneficial Owner
Certain Beneficial Owners

GP Strategies Corporation (1)                           5,471,052           58.7%
     777 Westchester Avenue
     White Plains, NY 10604

Wells Capital  Management Inc.(2)                       1,530,056          17.0%
     525 Market Street, 10th Floor
     San Francisco, CA 94105


Directors and Executive Officers (3)

Jerome I. Feldman (4)                                    5,371,052          58.3%
Scott N. Greenberg (5)                                   5,254,052          57.7%
George J. Pedersen (6)                                     373,250           4.0%
Chin-Our Jerry Jen (7)                                     111,750           1.2%
Jeffery G. Hough (8)                                        75,000           0.8%
Gill R. Grady (9)                                           30,600           0.3%
Sheldon L. Glashow (10)                                     26,258           0.3%
Hal D. Paris (11)                                           25,000           0.3%
Joseph W. Lewis (12)                                        10,000           0.1%
Roger Hagengruber (13)                                      10,000           0.1%
John Moran                                                     -               -
Andrea Kantor                                                  -               -
Douglas Sharp                                                  -               -

Directors and Executive Officers as a group
     (13 persons) (14)                                  6,132,910           61.9%






(1) Includes 217,000 shares issuable to Mr. Feldman upon the exercise of options which are currently exercisable (see Note 4 below), 100,000 shares issuable to Mr. Greenberg upon the exercise of options which are currently exercisable (see
Note 5 below), 875,000 shares owned by SGLG, Inc. (SGLG), 250,000 shares owned by General Physics Corporation (GPC), and 4,029,052 shares owned by GP Strategies. GP Strategies, a company in which Mr. Feldman has a controlling interest, owns GPC as well as a controlling interest in SGLG. GP Strategies disclaims beneficial ownership of all shares, including those subject to option, owned directly by Messrs. Feldman and Greenberg.

(2) Persons other than Wells Capital Management, Inc. have the right to receive dividends from or the proceeds of the sale of such common stock. No such right to receive proceeds or dividends relates to more than 5% of the class. Wells Capital Management, Inc. is a subsidiary of Wells Fargo & Company. Dick Kovacevich is Chairman and CEO.

(3) The address of all directors and executive officers is in care of GSE Systems, Inc., 9189 Red Branch Road, Columbia, MD 21045.

(4) Includes 217,000 shares subject to option owned directly by Mr. Feldman which are currently exercisable, as well as 4,029,052 shares owned by GP Strategies, 875,000 shares owned by SGLG and 250,000 shares owned by GPC. Mr. Feldman disclaims beneficial ownership of all the shares owned by GP Strategies, SGLG and GPC.

(5) Includes 100,000 shares subject to option owned directly by Mr. Greenberg which are currently exercisable, as well as 4,029,052 shares owned by GP Strategies, 875,000 shares owned by SGLG and 250,000 shares owned by GPC. Mr. Greenberg disclaims beneficial ownership of all the shares owned by GP Strategies, SGLG and GPC.

(6) Includes 56,250 shares owned directly by Mr. Pedersen, 217,000 shares issuable upon the exercise of options which are currently exercisable, and 100,000 warrants which are owned by ManTech International Corp. and are currently exercisable. Mr. Pedersen has a controlling interest in ManTech International Corporation. Mr. Pedersen disclaims beneficial ownership of the warrants owned by ManTech.

(7) Includes 3,800 shares owned directly by Mr. Jen and 107,950 shares issuable upon the exercise of options which are currently exercisable.

(8) Includes 75,000 shares issuable upon the exercise of options which are currently exercisable.

(9) Includes 100 shares owned directly by Mr. Grade and 30,500 shares issuable upon the exercise of options which are currently exercisable.

(10) Includes 8,129 shares owned directly by Dr. Glashow and 18,129 shares issuable upon the exercise of options which are currently exercisable.

(11) Includes 25,000 shares issuable upon the exercise of options which are currently exercisable.

(12) Includes 10,000 shares issuable upon the exercise of options which are currently exercisable.

(13) Includes 10,000 shares issuable upon the exercise of options which are currently exercisable.

(14) Includes 910,579 shares issuable upon the exercise of options and warrants which are currently exercisable.


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

     On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses the financial system of General Physics, a subsidiary of GP Strategies. In 2004, GSE was charged $685,000 for GP Strategies' services. The agreement has been extended through December 31, 2005 without an increase in the fee. The agreement can be renewed for successive one-year terms.

     In December 2003, GSE agreed to pay to General Physics, a fully-owned subsidiary of GP Strategies, approximately $35,000 for services performed by General Physics personnel in the fourth quarter 2003 for the implementation of the Management Services Agreement. In addition, GSE was charged $30,000 by General Physics for coverage under General Physics' directors and officers' liability and umbrella insurance for November and December 2003.

     On September 29, 2003 the Company amended the ManTech Preferred Stock issuance agreement to revise the conversion rate from $2.645 per share to $1.5526 per share. The change in conversion rate increased the number of common shares available upon conversion from 1,474,480 to 2,511,915. On October 23, 2003 ManTech elected to convert all of its preferred stock to common stock and sold all of its GSE common stock and subordinated debt to GP Strategies. Due to GP Strategies' acquisition of additional shares of the Company on that date, bringing its ownership of the common stock of the Company from approximately 22% to approximately 58%, the Company became a majority-owned subsidiary of GP Strategies.

     In March 2003, GP Strategies extended its $1.8 million limited guarantee of the Company's then credit facility and received 150,000 shares of the Company's common stock with a value of $180,000 in consideration of such extension. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics and a financial institution which expires on August 23, 2005. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by the Company. The line is collateralized by substantially all of the Company's assets and provides for borrowings of up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables, up to a maximum of $1.5 million. GP Strategies also agreed to guarantee the Company's borrowings as part of its fee pursuant to the Management Services Agreement described above.

     In 2004, Michael Feldman received a salary of $85,000 from the Company as marketing manager of the Company and in 2003 received a salary of $16,000 from the Company. Michael Feldman currently receives an annual salary of approximately $110,000 from the Company as Managing Director, Marketing. Michael Feldman is the son of Jerome I. Feldman, GP Strategies' Chairman and Chief Executive Officer.

     Jerome I. Feldman, GP Strategies' Chairman of the Board and Chief Executive Officer is also Chairman of the Board of the Company. Scott N. Greenberg, GP Strategies' President and Chief Financial Officer and director is also a director of the Company. Douglas Sharp, the President of General Physics is a director of the Company and Andrea D. Kantor, GP Strategies' Vice President and General Counsel is a director of the Company.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firms' Fees

     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company's annual financial statements for 2004 and fees billed for other services rendered by KPMG LLP, together with a comparison of the fees for audit services and other services rendered by KPMG LLP in 2003.


                                             2004             2003
                                            -----             -----
Audit fees                               $ 167,000         $149,000

Audit related fees (1)                    $ 11,000         $ 10,500

Tax fees (2)                               $ 5,000         $ 98,700
                                         ---------         --------
             Total fees                  $ 183,000         $258,200
                                         =========         ========


     (1) Audit related fees consisted principally of fees for audits of financial statements of certain employee benefit plans.

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

                                               GSE SYSTEMS, INC.

                                              By:     /s/ John Moran
                                                      _______________
                                                      John Moran
                                                      Chief Executive Officer

Dated: May 2, 2005