Form 10-Q
period 2005-03-31
GSE SYSTEMS INC
filed 2005-05-16
CIK 944480

Conformed

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2005.

or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________to __________.




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

As of May 2, 2005, there were 8,999,706 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                          PAGE
PART I.   FINANCIAL INFORMATION                                              3


Item 1.   Financial Statements:
          Consolidated Balance Sheets as of March 31, 2005 and
            December 31, 2004
          Consolidated Statements of Operations for the Three Months Ended
            March 31,  2005 and March 31, 2004                               4
          Consolidated Statements of Comprehensive Income (Loss)
            for the Three Months Ended March 31, 2005 and March 31, 2004     5
          Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2005 and March 31, 2004                                6

          Notes to Consolidated Financial Statements                         7


Item 2.   Management's Discussion and Analysis of Results of Operations and
            Financial Condition                                             14
Item 3.   Quantitative and Qualitative Disclosures About Market Risk        22
Item 4.   Controls and Procedures                                           22


PART II.   OTHER INFORMATION                                                23

Item 1.   Legal Proceedings                                                 23
Item 2.   Changes in Securities and Use of Proceeds                         23
Item 3.   Defaults Upon Senior Securities                                   23
Item 4.   Submission of Matters to a Vote of Security Holders               23
Item 5.   Other Information                                                 23
Item 6.   Exhibits                                                          23


                     SIGNATURES                                             24





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       GSE SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                             Unaudited
                                                                                          March 31, 2005          December 31, 2004
                                                                                          --------------          -----------------
  ASSETS

Current assets:

     Cash and cash equivalents                                                               $ 94                       $ 868
     Restricted cash                                                                           29                          29
     Contract receivables                                                                   8,574                       8,723
     Prepaid expenses and other current assets                                                916                         819
                                                                                         ----------                  ----------
         Total current assets                                                               9,613                      10,439

Equipment and leasehold improvements, net                                                     578                         596
Software development costs, net                                                               885                         909
Goodwill, net                                                                               1,739                       1,739
Other assets                                                                                  529                         545
                                                                                         ----------                  ----------
         Total assets                                                                    $ 13,344                    $ 14,228
                                                                                         ==========                  ==========



                                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                      $ 703                         $ 9
     Accounts payable                                                                       3,108                       2,998
     Due to GP Strategies Corporation                                                         571                         291
     Accrued expenses                                                                       1,355                       1,608
     Accrued compensation and payroll taxes                                                 1,491                       1,523
     Billings in excess of revenue earned                                                     578                       1,079
     Other current liabilities                                                                187                         273
                                                                                         ----------                    --------
         Total current liabilities                                                          7,993                       7,781

Accrued warranty reserves                                                                     488                         483
Other liabilities                                                                              17                          19
                                                                                         ----------                    --------
         Total liabilities                                                                  8,498                       8,283
                                                                                         ----------                    ---------

Commitments and contingencies

Stockholders' equity:
     Series A convertible preferred stock $.01 par value, 2,000,000 shares authorized,
         no shares issued and outstanding                                                     -                           -
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued
         and outstanding 8,999,706 and 8,949,706 in 2005 and 2004, respectively                90                          89
     Additional paid-in capital                                                            30,915                      30,815
     Accumulated deficit - at formation                                                    (5,112)                     (5,112)
     Accumulated deficit - since formation                                                (20,086)                    (19,044)
     Accumulated other comprehensive loss                                                    (961)                       (803)
                                                                                         ----------                    --------
         Total stockholders' equity                                                         4,846                       5,945
                                                                                         ----------                    --------
         Total liabilities and stockholders' equity                                      $ 13,344                    $ 14,228
                                                                                         ==========                    ========
The accompanying notes are an integral part of these consolidated financial statements.



                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                           Three months ended
                                                                  March 31,
                                                           ------------------------
                                                             2005            2004
                                                           ------------------------
Contract revenue                                           $ 6,293         $ 7,561
Cost of revenue                                              5,238           5,784
                                                           ----------    ----------
Gross profit                                                 1,055           1,777
                                                           ----------    ----------
Operating expenses:
     Selling, general and administrative                     1,830           1,238
     Administrative charges from GP Strategies                 171             246
     Depreciation and amortization                              77              69
                                                           ----------    -----------
Total operating expenses                                     2,078           1,553
                                                           ----------    -----------
Operating income (loss)                                     (1,023)            224
Interest expense, net                                          (17)           (143)
Other expense, net                                             (51)              -
                                                           ----------    -----------
Income (loss) before income taxes                           (1,091)             81
Provision (benefit) for income taxes                           (49)             17
                                                          -----------    -----------
Net income (loss)                                          $(1,042)         $   64
                                                          ===========    ===========
Basic earnings (loss) per common share:                    $ (0.12)         $ 0.01
                                                          ===========    ===========
Diluted earnings (loss) per common share:                  $ (0.12)         $ 0.01
                                                          ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.



                       GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)


                                                       Three months ended
                                                             March 31,
                                                        ---------------------------
                                                          2005               2004
                                                        ---------        ----------

Net income (loss)                                     $ (1,042)              $ 64

Foreign currency translation adjustment                   (158)               (41)
                                                        ---------        ----------

Comprehensive income (loss)                           $ (1,200)              $ 23
                                                        =========        ==========

The accompanying notes are an integral part of these consolidated financial statements.





                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                     Three months ended
                                                                                        March 31,
                                                                                -------------------------------
                                                                                    2005            2004
                                                                                ------------     --------------
Cash flows from operating activities:
Net income (loss)                                                                   $ (1,042)           $ 64
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
     Depreciation and amortization                                                       192             154
     Changes in assets and liabilities:
         Contract receivables                                                            149             248
         Prepaid expenses and other assets                                               (97)            203
         Accounts payable, accrued compensation and accrued expenses                    (320)           (217)
         Due to GP Strategies Corporation                                                280             347
         Billings in excess of revenues earned                                          (520)           (980)
         Accrued warranty reserves                                                         8              51
         Other liabilities                                                               (43)            (28)
                                                                                -------------    ---------------
Net cash used in operating activities                                                 (1,393)           (158)
                                                                                -------------    ---------------
Cash flows from investing activities:
     Capital expenditures                                                                (67)            (16)
     Capitalized software development costs                                              (91)            (97)
     Releases of cash as collateral under letters of credit                                -             (39)
                                                                                -------------    ---------------
Net cash used in investing activities                                                   (158)           (152)
                                                                                -------------    ---------------
Cash flows from financing activities:
     Borrowings under line of credit                                                     700               -
     Proceeds from issuance of common stock                                              100               -
     Other financing activities, net                                                      (6)             (8)
                                                                                -------------    ----------------
Net cash provided by (used in) financing activities                                      794              (8)
                                                                                -------------    ----------------
Effect of exchange rate changes on cash                                                  (17)             (8)
                                                                                -------------    ----------------
Net decrease in cash and cash equivalents                                               (774)           (326)
Cash and cash equivalents at beginning of year                                           868           1,388
                                                                                -------------    ----------------
Cash and cash equivalents at end of period                                              $ 94         $ 1,062
                                                                                =============    ================




  The accompanying notes are an integral part of these consolidated financial statements.




                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months ended March 31, 2005 and 2004
                                   (Unaudited)

1.   Basis of Presentation and Revenue Recognition

     The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the "Company" or "GSE") without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2004 filed with the Securities and Exchange Commission on March 17, 2005.

     The Company has only one reportable segment. The Company has a wide range of knowledge of simulation systems and the processes those systems are intended to control and model. The Company's knowledge is concentrated heavily in simulation technology and model development. The Company is primarily engaged in simulation for the power generation industry, the process industries, and the US Government. The Company has a commanding competitive position in the nuclear power industry with an installed capacity over two times all other competitors combined. Contracts typically range from 18 months to three years. At March 31, 2005 GP Strategies Corporation ("GP Strategies") owned 57% of the Company's common stock.

     In the first quarter 2005, the Company incurred a significant operating loss. The Company's revenue and profitability were impacted by the lower volume of orders logged in 2004 coupled with the delay of two large international simulator orders in the first quarter 2005. In addition, the Company has continued to spend heavily on business development activities in order to expand the Company's simulation business into new sectors, such as the US military and homeland security markets. Accordingly, the Company's cash position has weakened during the quarter, with total cash decreasing from $868,000 at December 31, 2004 to $94,000 at March 31, 2005. The Company has utilized $700,000 of its $1.5 million credit facility at March 31, 2005 and expects to increase the utilization of its credit facility in the second quarter 2005. In order to help improve the Company's liquidity and operating results, management terminated a number of employees at the end of the first quarter 2005.

     On March 9, 2005, General Physics received a waiver to loan GSE ("GSE Loan") up to a maximum of $1.0 million that will be due and payable by no later than June 9, 2006 and will be on such other terms and conditions as agreed upon by General Physics and GSE. The GSE Loan would be reduced by any amounts owed by GSE to GP Strategies and General Physics, primarily in connection with the Management Services Agreement, which aggregated approximately $570,000 as of March 31, 2005. Therefore, the availability under the GSE Loan would be approximately $430,000. GSE is seeking additional debt and/or equity financing, although there can be no assurance that such debt or equity financing will be available. The Company has received assurances that GP Strategies expects to support the Company with its short-term capital requirements as disclosed. Additional financial support from GP Strategies would require Board of Director and bank approval. The Company believes its financial resources and additional financing availability is sufficient to meet its liquidity needs.

     The Company's credit facility requires GSE to comply with certain financial ratios. At March 31, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated May 9, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default by GSE until the earlier to occur of (a) delivery of the quarterly financial statements for the period ending June 30, 2005 or (b) August 15, 2005.


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

     Revenue from the sale of software licenses which do not require significant modifications or customization for the Company's modeling tools are recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred and collection is considered probable.

     Revenues from certain consulting or training contracts are recognized on a time-and-material basis. For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

     Contract receivables unbilled of $5.9 million and $4.3 million as of March 31, 2005 and December 31, 2004, respectively, are typically billed within sixty days. In April, the Company billed $1.8 million of the unbilled amounts.


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


(in thousands, except per  share data)

                                                              Three months ended
                                                                  March 31,
                                                          ----------------------------
                                                             2005                2004
Numerator:

    Net income (loss)                                      $ (1,042)             $ 64
                                                          ==========         ==========
Denominator:
    Weighted-average shares outstanding for basic
      earnings per share                                  8,996,373         8,949,706
    Effect of dilutive securities:
      Employee stock options, warrants and
      options outside the plan                                -                67,399
                                                          ----------        -----------
    Adjusted weighted-average shares outstanding
      and assumed conversions for diluted
      earnings per share                                  8,996,373         9,017,105
                                                          ==========        ===========
    Shares related to dilutive securities excluded
      because inclusion would be anti-dilutive            1,361,338         1,728,276
                                                          ==========        ===========




     The difference between the basic and diluted number of weighted average shares outstanding for the three months ended March 31, 2004 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. Conversion of the stock options and warrants was not assumed for the three months ended March 31, 2005 because the impact was anti-dilutive.

3.   Software Development Costs

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

     Software development costs capitalized were $91,000 and $97,000 for the quarters ended March 31, 2005 and 2004, respectively. Total amortization expense was $115,000 and $86,000 for the quarters ended March 31, 2005 and 2004, respectively.

4.   Stock-Based Compensation

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

     If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123, net income (loss) would have been as follows:


(in thousands, except per share data)                           Three months ended
                                                                      March 31,
                                                               ---------------------
                                                               2005               2004
                                                             -----------        ---------
Net income (loss), as reported                               $ (1,042)          $    64
Add stock-based employee compensation expense
     included in reported net income (loss)                      -                -
Deduct total stock-based employee compensation
     expense determined under fair-value-method
     for all awards                                              (672)              (15)
                                                             ----------        ----------
     Pro forma net income (loss)                             $ (1,714)          $    49
                                                             ==========        ==========
Net income (loss) per share, as reported:

Basic                                                           $ (0.12)          $ 0.01
Diluted                                                         $ (0.12)          $ 0.01
Net income (loss) per share, proforma:
Basic                                                           $ (0.19)          $ 0.01
Diluted                                                         $ (0.19)          $ 0.01




     The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                            Three months ended
                                                                March 31,
                                                            --------------------
                                                            2005           2004
                                                           --------       --------
Risk- free interest rates                                    4.04%          2.40%
Dividend yield                                                  0%             0%
Expected life                                                 4.43           4.54
Volatility                                                  74.57%         83.72%






     Options with an average exercise price of $1.85 covering a total of 600,000 shares of common stock were granted to 47 employees in the first quarter 2005, all of which immediately vested. No employee stock options were issued in the first three months of 2004.

5.   Long-term Debt


     The Company's long-term debt consists of the following:



(in thousands)                                           March 31,        December 31,
                                                           2005              2004
                                                     -------------   ------------------
Line of credit with bank                                    $ 700            $ -
Note payable                                                    3              9
                                                     -------------   ------------------
              Current portion of long-term debt             $ 703            $ 9
                                                     =============   ==================


     Line of Credit

     General Physics Corporation ("General Physics") is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the LIBOR Market Index Rate plus 3% (5.85% as of March 31, 2005), with interest only payments due monthly. At March 31, 2005, the Company's available borrowing base was $1.5 million, of which $700,000 had been utilized. The credit facility expires on August 12, 2006.

     The credit facility requires the Company to comply with certain financial ratios. At March 31, 2005, the Company was not in compliance with its debt service coverage ratio. The Company obtained a letter dated May 9, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default by GSE until the earlier to occur of (a) delivery of the quarterly financial statements for the period ending June 30, 2005 or (b) August 15, 2005.

     Note Payable, other

     The Company has an unsecured promissory note payable to a former employee with a remaining balance of $3,000 at March 31, 2005. The final payment on the note was made in April 2005.


6.   Series A Convertible Preferred Stock

     The Series A convertible preferred stock had no voting rights and required dividends at the rate of 6% per annum payable quarterly. Dividends accumulated if not paid quarterly and compounded interest accrued on any unpaid dividends. On October 23, 2003, ManTech International Corp. elected to convert all of its 39,000 shares of preferred stock to common stock in conjunction with the sale of its ownership in the Company to GP Strategies. Thus, as of March 31, 2005 and December 31, 2004, there are no shares of preferred stock outstanding. The Company had accrued dividends payable of $366,000 as of March 31, 2005 and December 31, 2004. Such amount accrues interest at the rate of 6% until paid.

7.   Letters of Credit and Performance Bonds.

     As of March 31, 2005, the Company was contingently liable for one letter of credit totaling approximately $29,000. This letter of credit represents a payment bond on a contract and has been cash collateralized and is classified as restricted cash in the consolidated balance sheet. In addition, the Company was contingently liable at March 31, 2005 for approximately $33,000 under a performance bond on one contract which was secured by a cash-collateralized bank guarantee of the Company's foreign subsidiary.

8.   Income Taxes

     The Company's effective tax rate was 4% and 21.0% for the three months ended March 31, 2005 and March 31, 2004, respectively. The decrease in the effective tax rate is attributable primarily to lower taxable income in Sweden. For 2005 the Company's combined U.S. federal and state effective tax rate is projected to be 24% and the Swedish effective tax rate is projected to be 33%. The Company has an $8.7 million valuation allowance for all of the deferred tax assets that are not related to its Swedish subsidary.

9.   Administrative Charges from GP Strategies and Other Related Party
     Transactions

     On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses the financial system of General Physics, a subsidiary of GP Strategies. In 2004, GSE was charged $685,000 ($171,250 per quarter) for GP Strategies' services. The agreement has been extended through December 31, 2005 without an increase in the fee. The agreement can be renewed for successive one-year terms.

     In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive with experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran continued as a GP Strategies employee throughout most of 2004, however, Mr. Moran devoted 100% of his time to the performance of his duties as CEO of GSE. On December 16, 2004, Mr. Moran became an employee of GSE. For the quarter ended March 31, 2004, GSE was charged $75,000 by GP Strategies for Mr. Moran's compensation and benefits.

10.  Commitments and Contingencies

     In conjunction with the move of its Process Automation business to its Columbia, Maryland facility in May 2003, the Company subleased most of its vacated facility in Baltimore, Maryland to Alpharma USPD Inc. for a five-year period, although Alpharma could terminate the lease at the end of the second year provided a six-month notice was given. In October, 2004, Alpharma notified the Company that they will terminate the sublease on April 30, 2005. The Company's broker is actively seeking another subtenant, and management believes that a subtenant will be found. However, if a subtenant is not found or the terms of a new subtenant lease arrangement are not consistent with those of the Alpharma lease, the Company may be required to record an additional charge related to the lease for the vacated facility. The Company's lease expires in July 2008; the annual rent is approximately $550,000, of which the Company currently has a loss accrual of $165,000.

11.  New Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees." Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid in capital. SFAS No. 123R was to be effective as of July 1, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be postponed until January 1, 2006, for calendar year companies. The Company is currently in the process of evaluating the impact of SFAS No. 123R on its consolidated financial statements.

                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
               For the Three Months ended March 31, 2005 and 2004


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") is a world leader in real-time high fidelity simulation technology and model development. The Company provides simulation solutions and services to the power generation industry, the process industries, and the US Government. In addition, the Company provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry, and develops specialized software applications for emerging technologies. The Company has only one reportable segment. At March 31, 2005 GP Strategies Corporation ("GP Strategies") owned 57% of the Company's common stock.

     In the first quarter 2005, the Company incurred a significant operating loss. The Company's revenue and profitability were impacted by the lower volume of orders logged in 2004 coupled with the delay of two large international simulator orders in the first quarter 2005. In addition, the Company has continued to spend heavily on business development activities in order to expand the Company's simulation business into new sectors, such as the US military and homeland security markets. Accordingly, the Company's cash position has weakened during the quarter, with total cash decreasing from $868,000 at December 31, 2004 to $94,000 at March 31, 2005. The Company has utilized $700,000 of its $1.5 million credit facility at March 31, 2005 and expects to increase the utilization of its credit facility in the second quarter 2005. In order to help improve the Company's liquidity and operating results, management terminated a number of employees at the end of the first quarter 2005.

     On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the term of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE.

     On March 9, 2005, General Physics received a waiver to loan GSE ("GSE Loan") up to a maximum of $1.0 million that will be due and payable by no later than June 9, 2006 and will be on such other terms and conditions as agreed upon by General Physics and GSE. The GSE Loan would be reduced by any amounts owed by GSE to GP Strategies and General Physics, primarily in connection with the Management Services Agreement, which aggregated approximately $570,000 as of March 31, 2005. Therefore, the availability under the GSE Loan would be approximately $430,000. GSE is seeking additional debt and/or equity financing, although there can be no assurance that such debt or equity financing will be available. The Company has received assurances that GP Strategies expects to support the Company with its short-term capital requirements as disclosed. Additional financial support from GP Strategies would require Board of Director and bank approval. The Company believes its financial resources and additional financing availability is sufficient to meet its liquidity needs.

     The Company's credit facility requires GSE to comply with certain financial ratios. At March 31, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated May 9, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default by GSE until the earlier to occur of (a) delivery of the quarterly financial statements for the period ending June 30, 2005 or (b) August 15, 2005.

     On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses the financial system of General Physics, a subsidiary of GP Strategies. In 2004, GSE was charged $685,000 ($171,250 per quarter) for GP Strategies' services. The agreement has been extended through December 31, 2005 without an increase in the fee. The agreement can be renewed for successive one-year terms.

     In conjunction with the move of its Process Automation business to its Columbia, Maryland facility in May 2003, the Company subleased most of its vacated facility in Baltimore, Maryland to Alpharma USPD Inc. for a five-year period, although Alpharma could terminate the lease at the end of the second year provided a six-month notice was given. In October, 2004, Alpharma notified the Company that they will terminate the sublease on April 30, 2005. The Company's broker is actively seeking another subtenant, and management believes that a subtenant will be found. However, if a subtenant is not found or the terms of a new subtenant lease arrangement are not consistent with those of the Alpharma lease, the Company may be required to record an additional charge related to the lease for the vacated facility. The Company's lease expires in July 2008; the annual rent is approximately $550,000, of which the Company currently has a loss accrual of $165,000.


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

General Business Environment

     The Company is positioned to take advantage of emerging trends in the power industry. The operating licenses for numerous nuclear power plants will expire over the next several years. Thirty plants received license extensions before the end of 2004 and eighteen more have applications under review. Many plants are also planning significant upgrades to the physical equipment and control room technology in conjunction with the license extensions. Both will result in the need to modify or replace the existing plant control room simulators. The Company, having the largest installed base of existing simulators, is well positioned to capture the majority of this business.

     In the first quarter 2005, the Company completed an agreement with Westinghouse Electric Company LLC to become their preferred vendor for the development of simulators for the AP1000 reactor design. As a result of this agreement, GSE will work closely with Westinghouse to finalize the verification and validation of the AP1000 Reactor Human-Machine Interface for the Main Control Room. GSE expects to spend $250,000 in 2005 on developing simulation models for the AP1000 Reactor. In turn, Westinghouse and GSE will collaborate on new opportunities both internationally and domestically.

     In 2004, the Company developed strategic relationships with two companies in China to better position itself to take advantage of the opportunities in nuclear power in this region of the world. Over the next ten years, China expects to build 20 new nuclear power plants utilizing Western technology. Most of these new plants will require a stand alone simulator for which the Company is best qualified to supply.

     The Company continues to focus on the fossil power segment of the power industry. In the first quarter 2005, the Company logged new fossil orders of approximately $1.0 million. The Company expects continued growth in this market segment and is focusing on second time simulation buyers that now demand the more sophisticated and realistic simulation models offered by the Company.

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

     The Company continues to invest heavily in developing business with the US government and in particular its military component. There are two areas of emphasis in this market - Homeland Security and Military Defense simulation. In Homeland Security, the Company has turned its attention to opportunities for simulation in disaster recovery and terrorist threat response. In the first quarter 2005, the Company continued development of its REMITS product used to simulate the operation of Emergency Operations Centers (EOC) run by municipal and state governments. REMITS is a Real-time Emergency Management Interactive Training System designed to simulate emergency situations and enable EOC staffs to train without requiring human participation in the field. REMITS enables the EOC staff to stay current with the technology and enables instructors to introduce new problems and challenges during the exercise to test the EOC staff response to changing situations. As the Federal Government spends billions in first responder training, the Company believes its REMITS product will find a large market in the developing field of training for disaster recovery and terrorist threat response. The Company is currently installing REMITS with the State of Nevada EOC as a Beta site. There is no certainty that REMITS will have a materially positive impact upon the Company's future performance.

     With regard to military defense simulation, the Company continues to execute its plan to capitalize on what is clearly recognized as the biggest simulation spender in the world, the US Military. In the first quarter 2005, the Company executed over $500,000 in simulation work for the US Navy on their nuclear propulsion program. The Navy selected GSE's technology for this program which is expected to extend through the year 2025.

Results of Operations


The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:



(in thousands)                                  Three months ended March, 31

                                                2005      %        2004        %
                                             -------   ------     -------   -------
Contract revenue                             $ 6,293   100.0 %    $ 7,561   100.0 %
Cost of revenue                                5,238    83.2 %      5,784    76.5 %
                                             -------   ------     -------   -------
Gross profit                                   1,055    16.8 %      1,777    23.5 %
                                             -------   ------     -------   -------
Operating expenses:

     Selling, general and administrative       1,830    29.2 %      1,238    16.4 %
     Administrative charges from GP Strategies   171     2.7 %        246     3.2 %
     Depreciation and amortization                77     1.2 %         69     0.9 %
                                             -------   ------     -------   -------
Total operating expenses                       2,078    33.1 %      1,553    20.5 %
                                             -------   ------     -------  --------
Operating income (loss)                       (1,023)  (16.3)%        224     3.0 %

Interest expense, net                            (17)   (0.2)%       (143)   (1.9)%
Other expense, net                               (51)   (0.8)%         -      0.0 %
                                             -------   ------     -------  --------
Income (loss) before income taxes             (1,091)  (17.3)%         81     1.1 %

Provision (benefit) for income taxes             (49)   (0.7)%         17     0.3 %
                                             -------   ------     -------  -------
Net income (loss)                            $(1,042)  (16.6)%    $     64     0.8 %
                                             =======   ======     ======= =========


Critical Accounting Policies and Estimates

     In preparing the Company's financial statements, management makes several estimates and assumptions that affect the Company's reported amounts of assets, liabilities, revenue and expenses. Those accounting estimates that have the most significant impact on the Company's operating results and place the most significant demands on management's judgment are discussed below. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates may require adjustment.

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

     Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At March 31, 2005, the Company has net capitalized software development costs of $885,000. On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's balance sheet.

     Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 Accounting for Income Taxes, management makes a regular assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. At March 31, 2005, the Company's largest deferred tax asset related to a U.S. net operating loss carryforward of $16.1 million which expires in various amounts over the next twenty years. The amount of loss carryforward which can be used by the Company may be limited to approximately $500,000 annually. Other than the net deferred tax assets that are related to the Company's Swedish subsidiary, the recovery of the net deferred tax asset could not be substantiated by currently available objective evidence. Accordingly, the Company has established an $8.7 million valuation allowance for the deferred tax assets that are not related to the Swedish subsidiary. The valuation allowance will be reduced if the Company's US operations are able to realize taxable income in the future.

Results of Operations - Three Months ended March 31, 2005 versus Three Months ended March 31, 2004.

     Contract Revenue. Total contract revenue for the quarter ended March 31, 2005 totaled $6.3 million, which was 16.8% lower than the $7.6 million total revenue for the quarter ended March 31, 2004. The decrease reflects the lower order volume logged in 2004. At March 31, 2005, the Company's backlog was $16.3 million of which approximately $9.4 million is expected to be recognized as revenue in the next nine months.

     Gross Profit. Gross profit totaled $1.1 million for the quarter ended March 31, 2005 versus $1.8 million for the same quarter in 2004. As a percentage of revenue, gross profit decreased from 23.5% for the three months ended March 31, 2004 to 16.8 % for the three months ended March 31, 2005. The decrease in gross profit is mainly attributable to the lower revenue base to recover the Company's relatively fixed overhead costs.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $1.8 million in the quarter ended March 31, 2005, a 47.8% increase from the $1.2 million for the same period in 2004. Business development costs increased from $572,000 in the first quarter 2004 to $939,000 in the first quarter 2005. The Company continued to expand its business development organization throughout 2004 and into the first quarter of 2005, adding an additional five employees between the first quarter 2004 and the first quarter 2005. In addition, the Company incurred higher bidding and proposal costs in the pursuit of new orders. The Company's corporate and G&A expenses totaled $737,000 in the first quarter 2005, which was essentially the same as in the first quarter 2004. Gross spending on software product development ("development") totaled $144,000 in the quarter ended March 31, 2005 as compared to $94,000 in the same period of 2004. The Company anticipates that its gross development spending in 2005 will approximate the same level as 2004.

     The Company capitalized $91,000 of development expenditures in the three months ended March 31, 2005 as compared to $97,000 in the same period of 2004. The Company's development expenditures in 2005 were related to:

     *Additional enhancements to JADE (Java Applications & Development
      Environment), a Java-based application that provides a window into the simulation station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run scenarios from anywhere they have access to the web. JADE 3.0 was released in April 2005.

     *The development of new functionality for the Company's Jtools software modeling tools.

     *The continued development of the Company's REMITS product used to simulate the operation of Emergency Operations Centers (EOC) run by municipal and state governments.

     At the end of the first quarter 2005, the Company implemented a staff reduction; SG&A expense reflects $100,000 of accrued severance none of which had been paid at March 31, 2005.

     Administrative Charges from GP Strategies. On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses the financial system of General Physics, a subsidiary of GP Strategies. In 2004, GSE was charged $685,000 ($171,250 per quarter) for GP Strategies' services. The agreement has been extended through December 31, 2005 without an increase in the fee. The agreement can be renewed for successive one-year terms.

     In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive with experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran continued as a GP Strategies employee until December 15, 2004 when he became a GSE employee. In 1Q 2004, GSE was charged $75,000 by GP Strategies for Mr. Moran's compensation and benefits.

     Depreciation and Amortization. Depreciation expense totaled $77,000 and $69,000 during the quarters ended March 31, 2005 and 2004, respectively.

     Operating Income (Loss). The Company had an operating loss of $1.0 million (16.3% of revenue) in the first quarter 2005, as compared with operating income of $224,000 (3.0% of revenue) for the same period in 2004. The variances were due to the factors outlined above.

     Interest Expense, Net. Net interest expense decreased from $143,000 in the quarter ended March 31, 2004 to $17,000 for the same quarter in 2005. In March 2003, GP Strategies extended their $1.8 million limited guarantee of the Company's bank facility for a one-year period. In consideration for the extension of the guarantee, the Company issued 150,000 shares of its common stock to GP Strategies. The number of shares was calculated based upon a 10% fee divided by the closing price of GSE's common shares on March 21, 2003. The cost of the guarantee was amortized over the one-year period; GSE recognized $45,000 of interest expense in the first quarter 2004 which completed the amortization of these costs.

     The fees paid to the Company's financial institution as consideration for the extension of the Company's credit facility for a one-year period beginning March 23, 2003 were amortized over the one year extension. In the first quarter 2004, the Company recognized $94,000 of interest expense which completed the amortization of these costs.

     Provision (Benefit) for Income Taxes. The Company's effective tax rate was 4% and 21.0% for the three months ended March 31, 2005 and March 31, 2004, respectively. The decrease in the effective tax rate is attributable primarily to lower taxable income in Sweden. For 2005 the Company's combined U.S. federal and state effective tax rate is projected to be 24% and the Swedish effective tax rate is projected to be 33%. The Company has an $8.7 million valuation allowance for all of its deferred tax assets that are not related to its Swedish subsidiary.

     Other Expense, Net. At March 31, 2005, the Company had foreign currency contracts for sale of approximately $3.6 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the reduction in estimated fair value of the contracts during the first quarter 2005 of $54,000 in other expense. The estimated fair value of the contracts was $155,000 at March 31, 2005.

Liquidity and Capital Resources

     As of March 31, 2005, the Company's cash and cash equivalents totaled $94,000 compared to $868,000 at December 31, 2004.

     Cash used in operating activities. For the three months ended March 31, 2005, net cash used in operating activities was $1.4 million, primarily due to the Company's net loss. The only significant change in the Company's assets and liabilities in 2005 was a decrease in billings in excess of revenues earned by $520,000.

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

     Cash used in investing activities. Net cash used in investing activities was $158,000 for the three months ended March 31, 2005, consisting of $91,000 of capitalized software development costs and $67,000 of capital expenditures. The Company expects to capitalize approximately $300,000 of software development costs in 2005 and expects to spend approximately $200,000 on capital expenditures.

     Net cash used in investing activities was $152,000 for the quarter ended March 31, 2004, consisting of $97,000 of capitalized software development costs, $16,000 of capital expenditures and the reduction of a reserve against a cash-collateralized letter of credit of $39,000. The letter of credit expired on March 31, 2004 and the Company received the full cash collateral in April.

     Cash provided by (used in) financing activities. In the three months ended March 31, 2005, the Company generated $794,000 from financing activities. The Company borrowed $700,000 from its bank line of credit and generated $100,000 from the conversion of employee stock options. The Company also paid down a note payable by $6,000 during the quarter.

     In the three months ended March 31, 2004, the Company used $8,000 in financing activities related to the pay down of a note payable.

Credit Facilities


     General Physics Corporation is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the LIBOR Market Index Rate plus 3% (5.85% as of March 31, 2005), with interest only payments due monthly. At March 31, 2005, the Company's available borrowing base was $1.5 million, of which $700,000 had been utilized. The credit facility expires on August 12, 2006.

     On March 9, 2005, General Physics received a waiver to loan GSE ("GSE Loan") up to a maximum of $1.0 million that will be due and payable by no later than June 9, 2006 and will be on such other terms and conditions as agreed upon by General Physics and GSE. The GSE Loan would be reduced by any amounts owed by GSE to GP Strategies and General Physics, primarily in connection with the Management Services Agreement, which aggregated approximately $570,000 as of March 31, 2005. Therefore, the availability under the GSE Loan would be approximately $430,000. GSE is seeking additional debt and/or equity financing, although there can be no assurance that such debt or equity financing will be available. The Company has received assurances that GP Strategies expects to support the Company with its short-term capital requirements as disclosed. Additional financial support from GP Strategies would require Board of Director and bank approval. The Company believes its financial resources and additional financing availability is sufficient to meet its liquidity needs.

     At March 31, 2005, the Company had foreign currency contracts for sale of approximately $3.6 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the reduction in estimated fair value of the contracts during the first quarter 2005 of $54,000 in other expense. The estimated fair value of the contracts was $155,000 at March 31, 2005.

     The Company's credit facility requires GSE to comply with certain financial ratios. At March 31, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated May 9, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default by GSE until the earlier to occur of (a) delivery of the quarterly financial statements for the period ending June 30, 2005 or (b) August 15, 2005.

New Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees." Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid in capital. SFAS No. 123R was to be effective as of July 1, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be postponed until January 1, 2006, for calendar year companies. The Company is currently in the process of evaluating the impact of SFAS No. 123R on its consolidated financial statements.


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

     The Company utilizes various derivative financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is the Company's policy to use derivative financial instruments to protect against market risk arising in the normal course of business. The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency positions. Principal currencies hedged include the Euro and the Japanese yen. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impact of these exposures. The Company minimizes credit exposure by limiting counterparties to nationally recognized financial institutions.

     The Company is also subject to market risk related to the interest rate on its existing line of credit. As of March 31, 2005, such interest rate is based on the Libor Market Index Rate plus 300 basis-points. A 100 basis-point change in such rates during the quarter ended March 31, 2005 would have changed the Company's interest expense by approximately $1,000.

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

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          The Company's credit facility requires GSE to comply with certain financial ratios. At March 31, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated May 9, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default by GSE until the earlier to occur of (a) delivery of the quarterly financial statements for the period ending June 30, 2005 or (b) August 15, 2005.

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


Date:  May 16, 2005             GSE SYSTEMS, INC.



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