Form 10-K/A
period 2004-12-31
GSE SYSTEMS INC
filed 2005-08-15
CIK 944480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
                               (Amendment No. 2)
 (Mark One)

        [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2004


                                       OR
        [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _____to_____

                         Commission File Number 0-26494

                               GSE Systems, Inc.
                               -----------------
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

Number of shares of Common Stock outstanding as of March 1, 2005: 8,999,706

                                    PART II

ITEM 9A. CONTROLS AND PROCEDURES.
---------------------------------

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

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2004.

     Based upon that evaluation, the Company identified a material weakness which had existed since the second quarter 2004, and which existed as of December 31, 2004, with respect to the identification and accounting for derivative transactions in accordance with the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". (A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.) Specifically, the Company did not have a process in place to ensure that it obtained information with respect to its Swedish subsidiary's forward foreign currency contracts. Accordingly, the Company's controls did not ensure that the fair market value of the forward foreign currency contracts would be recorded in the financial statements. This control weakness was due to the combination of the following factors: a resignation of a member of the Company's corporate accounting staff who had previously monitored the accounting for the forward foreign currency contracts, the lack of training of the Swedish controller in the U.S. GAAP requirements for such forward foreign currency contracts, and the transfer of the Swedish subsidiary's currency transactions to a small branch of a new bank that was not familiar with the U.S. reporting requirements. While management concluded that the error was immaterial to the Company's 2004 interim financial results, we nevertheless concluded that the lack of control could have resulted in a material error in future consolidated financial statements.

     Based upon the Company's evaluation and the material weakness described above, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004.

     During the fourth quarter 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, in the first quarter 2005, the Company revised its internal controls with respect to derivative transactions to ensure that these transactions will be captured and accounted for in a timely manner. The specific steps that the Company completed to remediate the material weakness consisted of:
     * the training of the Swedish controller on the U.S. accounting for such forward foreign currency contracts which differs from the Swedish accounting requirements,
     * the requirement that all forward foreign currency contracts or other derivative transactions have corporate approval before they are entered into, and
     * the addition to the Company's quarterly subsidiary reporting requirements that a fair market valuation report be obtained from the issuing bank and forwarded to the chief financial officer for review.
The Company believes that these steps have eliminated the material weakness and that no additional steps are necessary. There have been no material costs incurred by the Company in instituting these control changes.

     Limitation of Effectiveness of Controls

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company's controls and procedures are designed to provide a reasonable level of assurance of achieving their objectives.

                                    PART IV

Item 15.  Exhibits and Financial Statements Schedules

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

                                             GSE SYSTEMS, INC.

                                          By: /s/ JOHN V. MORAN
                                             ------------------
                                             John V. Moran
                                             Chief Executive Officer

Exhibit       Description of Exhibit
------------- ---------------------------------------------------------------------------------

     3.       Articles of Incorporation and Bylaws

          a.  Third  Amended  and  Restated  Certificate  of  Incorporation  of  the  Company.
              Previously  filed in  connection  with the GSE Systems,  Inc.  Form 8-K as filed
              with  the   Securities   and  Exchange   Commission  on  October  24,  2001  and
              incorporated herein by reference.*

          b.  Form of  Amended  and  Restated  Bylaws  of the  Company.  Previously  filed  in connection with Amendment No. 1 to the GSE Systems,  Inc. Form S-1  Registration
              Statement as filed with the Securities and Exchange  Commission on June 14, 1995
              and incorporated herein by reference.*

     4.       Instruments Defining Rights of Security Holders, including Indenture.

          a.  Specimen  Common  Stock   Certificate  of  the  Company.   Previously  filed  in
              connection with Amendment No. 3 to the GSE Systems,  Inc. Form S-1  Registration
              Statement as filed with the Securities and Exchange  Commission on July 24, 1995
              and incorporated herein by reference.*

    10.       Material Contracts

          a.  Agreement among ManTech International Corporation, National Patent Development
              Corporation, GPS Technologies, Inc., General Physics Corporation, Vattenfall
              Engineering AB and GSE Systems, Inc. (dated as of April 13, 1994). Previously filed in connection with the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on April 24, 1995 and
              incorporated herein by reference.*

          b.  GSE Systems, Inc. 1995 Long-Term Incentive Plan, amended as of April 5, 1999.
              Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 30, 1999 and incorporated herein by reference.*

          c.  Form of Option  Agreement Under the GSE Systems,  Inc. 1995 Long-Term  Incentive
              Plan.  Previously  filed in connection  with the GSE Systems,  Inc. Form 10-K as filed  with  the  Securities  and  Exchange  Commission  on March  22,  1996 and
              incorporated herein by reference.*

          d.  Office Lease Agreement between Sterling Rutherford Plaza, L.L.C. and GSE
              Systems, Inc. (dated as of February 10, 1998). Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange
              Commission on March 21, 1998 and incorporated herein by reference.*

          e.  Office Lease Agreement  between Red Branch Road,  L.L.C.  and GSE Systems,  Inc.
              (dated February 10, 1998).  Previously filed in connection with the GSE Systems,
              Inc.  Form 10-K as filed with the  Securities  and Exchange  Commission on March
              21, 1998 and incorporated herein by reference.*

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

         i.   Preferred Stock Issuance Agreement by and between GSE Systems, Inc. and ManTech
              International Corporation (dated December 5, 2001).  Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and
              Exchange Commission on December 12, 2001 and incorporated herein by reference.*

          j.  Asset Sale and Purchase Agreement between GSE Systems, Inc. and Novatech LLC dated September 25, 2003.  Previously filed in connection with the GSE Systems,
              Inc. Form 8-K as filed with the Securities and Exchange Commission on October
              10, 2003 and incorporated herein by reference.*

          k.  Management Services Agreement between GSE Systems, Inc. and GP Strategies
              Corporation dated January 1, 2004. Previously filed in connection with the GSE
              Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on
              April 14, 2004 and incorporated herein by reference.*

          l.  First Amendment dated March 30, 2004 to the Financing and Security Agreement among General Physics Corporation, Skillright, Inc., GSE Systems, Inc., GSE
              Power Systems, Inc., and MSHI, Inc. and Wachovia Bank, National Association.
              Previously filed in connection with the GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on April 14, 2004 and incorporated herein by reference.*

          m.  Third Amendment dated July 30, 2004 to the Financing and Security Agreement among General Physics Corporation, Skillright, Inc., GSE Systems, Inc., GSE
              Systems, Inc., GSE Power Systems, Inc. and MSHI, Inc. and Wachovia Bank
              National Association. Previously filed in connection with the GSE Systems, Form
              10-Q filed with the Securities and Exchange Commission on November 12, 2004 and
              incorporated herein by reference.*


    21.       Subsidiaries.

          a.  List of Subsidiaries of Registrant at December 31, 2004.*

    23.       Consents of Experts and Counsel

          a.  Consent of KPMG LLP *

    24.       Power of Attorney

          a.  Power of Attorney for Directors' and Officers' Signatures on SEC Form 10-K. *


        31.1  Certification of Chief Executive Officer of the Company pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.**

       31.2.  Certification of Chief Financial Officer of the Company pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.**

        32.1  Certification  of Chief Executive  Officer and Chief Financial Officer of the
              Company pursuant to 18 U.S.C. Section 1350 as    adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.*

    99.       Additional Exhibits

          a.  Form of Right of First Refusal Agreement.  Previously filed in connection with
              Amendment No. 3 to the GSE Systems, Inc. Form S-1 Registration Statement as
              filed with the Securities and Exchange Commission on July 24, 1995 and
              incorporated herein by reference.*

*  Filed previously
** Filed herewith
