Form 10-Q
period 2005-06-30
GSE SYSTEMS INC
filed 2005-08-15
CIK 944480

Conformed
                                                                       ---------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2005.

or

[ ] Transition
     Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to __________.

Commission File Number: 0-26494
                        -------

                               GSE SYSTEMS, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)

                Delaware                              52-1868008

        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)

                 9189 Red Branch Road, Columbia Maryland, 21045
                 -----------------------------------------------
              (Address of principal executive office and zip code)

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

As of August 1, 2005, there were 8,999,706 shares of the Registrant's common stock outstanding.


                                GSE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION                                               3

Item 1.   Financial Statements:
          Consolidated Balance Sheets as of June 30, 2005 and                 3
                December 31, 2004

          Consolidated Statements of Operations for the Three and Six Months  4
                Ended June 30, 2005 and June 30, 2004

          Consolidated Statements of Comprehensive Income (Loss) for the      5
                Three and Six Months Ended June 30, 2005 and June 30, 2004

          Consolidated Statements of Cash Flows for the Six Months Ended      6
                June 30, 2005 and June 30, 2004

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Results of Operations and  14
                Financial Condition

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         24

Item 4.   Controls and Procedures                                            24


PART II.  OTHER INFORMATION                                                  25

Item 1.   Legal Proceedings                                                  25

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        25

Item 3.   Defaults Upon Senior Securities                                    25

Item 4.   Submission of Matters to a Vote of Security Holders                26

Item 5.   Other Information                                                  26

Item 6.   Exhibits                                                           26

          SIGNATURES                                                         27


Item 1.  Financial Statements
                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                         Unaudited
                                                                                       June 30, 2005          December 31, 2004
                                                                                       -------------------   -------------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                             $      249               $      $ 868
     Restricted cash                                                                              500                         29
     Contract receivables                                                                       9,177                      8,723
     Prepaid expenses and other current assets                                                    820                        819
                                                                                       -------------------   -------------------
         Total current assets                                                                  10,746                     10,439

Equipment and leasehold improvements, net                                                         528                        596
Software development costs, net                                                                   838                        909
Goodwill, net                                                                                   1,739                      1,739
Other assets                                                                                      537                        545
                                                                                       -------------------   -------------------
         Total assets                                                                      $   14,388               $     14,228
                                                                                       ===================   ===================
                                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                     $      675               $          9
     Accounts payable                                                                           2,674                      2,998
     Due to GP Strategies Corporation                                                             473                        291
     Accrued expenses                                                                           1,694                      1,608
     Accrued compensation and payroll taxes                                                     1,451                      1,523
     Billings in excess of revenue earned                                                         618                      1,079
     Other current liabilities                                                                    187                        273
                                                                                       -------------------   -------------------
         Total current liabilities                                                              7,772                      7,781

Long-term debt                                                                                    676                          -
Accrued warranty reserves, less current portion                                                   482                        483
Other liabilities                                                                               1,352                         19
                                                                                       -------------------   -------------------
         Total liabilities                                                                     10,282                      8,283
                                                                                       -------------------   -------------------
Commitments and contingencies

Stockholders' equity:
     Series A convertible preferred stock $.01 par value, 2,000,000 shares authorized,
         no shares issued and outstanding                                                          -                           -
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued
         and outstanding 8,999,706 and 8,949,706 in 2005 and 2004, respectively                   90                         89
     Additional paid-in capital                                                               30,915                     30,815
     Accumulated deficit - at formation                                                       (5,112)                    (5,112)
     Accumulated deficit - since formation                                                   (20,642)                   (19,044)
     Accumulated other comprehensive loss                                                     (1,145)                      (803)
                                                                                       -------------------   -------------------
         Total stockholders' equity                                                            4,106                      5,945
                                                                                       -------------------   -------------------
         Total liabilities and stockholders' equity                                         $ 14,388                  $  14,228
                                                                                       ===================   ===================

The accompanying notes are an integral part of these consolidated financial statements.


        GSE SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
       (in thousands, except per share data)
                   (Unaudited)

                                                          Three months ended              Six months ended
                                                                June 30,                      June 30,
                                                       -------------------------      ------------------------
                                                          2005           2004           2005           2004
                                                       ------------  -----------      ------------  ----------

Contract revenue                                        $ 6,717        $ 7,597       $ 13,010       $ 15,158

Cost of revenue                                           5,077          5,760         10,315         11,544
                                                       ------------  -----------      ------------  ----------
Gross profit                                              1,640          1,837          2,695          3,614
                                                       ------------  -----------      ------------  ----------

Operating expenses:
     Selling, general and administrative                  1,776          1,184          3,606          2,422
     Administrative charges from GP Strategies              171            246            342            492
     Depreciation and amortization                           67             74            144            143
                                                       ------------  -----------      ------------  ----------
Total operating expenses                                  2,014          1,504          4,092          3,057
                                                       ------------  -----------      ------------  ----------

Operating income (loss)                                    (374)           333         (1,397)           557

Interest expense, net                                       (54)           (16)           (71)          (159)
Other income (expense), net                                (103)            16           (154)            16
                                                       ------------  -----------      ------------  ----------
Income (loss) before provision (benefit)
     for income taxes                                      (531)           333         (1,622)           414

Provision (benefit) for income taxes                         25             57            (24)            74
                                                       ------------  -----------      ------------  ----------
Net income (loss)                                        $ (556)       $   276       $ (1,598)        $  340
                                                       ============  ===========      ============  ==========


Basic earnings (loss) per common share                  $ (0.06)       $  0.03        $ (0.18)        $ 0.04
                                                       ============  ===========      ============  ==========

Diluted earnings (loss) per common share                $ (0.06)       $  0.03        $ (0.18)        $ 0.04
                                                       ============  ===========      ============  ==========

      The accompanying notes are an integral part of these consolidated financial statements.


      GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                (in thousands)
                  (Unaudited)


                                                       Three months ended                 Six months ended
                                                             June 30,                         June 30,
                                                       -------------------------      ------------------------
                                                          2005           2004           2005           2004
                                                       ------------  -----------      ------------  ----------

Net income (loss)                                       $  (556)       $   276       $ (1,598)        $  340

Foreign currency translation adjustment                    (184)           (13)          (342)           (54)
                                                       ------------  -----------      ------------  ----------

Comprehensive income (loss)                             $  (740)       $   263       $ (1,940)        $  286
                                                       ============  ===========      ============  ==========

   The accompanying notes are an integral part of these consolidated financial statements.


                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)
                                                                                      Six months ended
                                                                                          June 30,
                                                                                ------------------------------
                                                                                    2005            2004
                                                                                ---------------  -------------
Cash flows from operating activities:
Net income (loss)                                                                   $ (1,598)      $     340
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
     Depreciation and amortization                                                       383             315
     Changes in assets and liabilities:
         Contract receivables                                                           (454)            497
         Prepaid expenses and other assets                                               169             710
         Accounts payable, accrued compensation and accrued expenses                    (627)            233
         Due to GP Strategies Corporation                                                182             295
         Billings in excess of revenues earned                                          (461)         (2,355)
         Accrued warranty reserves                                                       (11)            113
         Other liabilities                                                               (20)             27
                                                                                ---------------  -------------
Net cash provided by (used in) operating activities                                   (2,437)            175
                                                                                ---------------  -------------

Cash flows from investing activities:
     Capital expenditures                                                                (94)            (68)
     Capitalized software development costs                                             (159)           (239)
     Releases of cash as collateral under letters of credit                               29             301
                                                                                ---------------  -------------
Net cash used in investing activities                                                   (224)             (6)
                                                                                ---------------  -------------

Cash flows from financing activities:
     Borrowings under line of credit                                                     675             -
     Proceeds from issuance of common stock                                              100             -
     Issuance of subordinated convertible note payable, net of
         restrictions of cash placed in escrow                                         1,500             -
     Deferred financing costs                                                           (182)            -
     Other financing activities, net                                                      (9)            (17)
                                                                                ---------------  -------------
Net cash provided by (used in) financing activities                                    2,084             (17)
                                                                                ---------------  -------------

Effect of exchange rate changes on cash                                                  (42)             (7)
                                                                                ---------------  -------------
Net decrease in cash and cash equivalents                                               (619)            145
Cash and cash equivalents at beginning of year                                           868           1,388
                                                                                ---------------  -------------
Cash and cash equivalents at end of period                                          $    249      $    1,533
                                                                                =============    =============

                The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three and Six Months ended June 30, 2005 and 2004
                                  (Unaudited)

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

     The Company has only one reportable segment. The Company has a wide range of knowledge of simulation systems and the processes those systems are intended to control and model. The Company's knowledge is concentrated heavily in simulation technology and model development. The Company is primarily engaged in simulation for the power generation industry, the process industries, and the US Government. Contracts typically range from 18 months to three years.

     At June 30, 2005, GP Strategies Corporation ("GP Strategies") owned 57% of the Company's common stock. On June 20, 2005, the Board of Directors of GP Strategies approved plans to spin-off its interest in GSE through a special dividend to the GP Strategies' stockholders. The GP Strategies stockholders will receive in the spin-off a pro-rata share of the Company's common stock based on the number of shares of GP Strategies common stock and Class B stock held on the record date, which will be determined on a future date. On July 8, 2005, the Company filed a registration statement with the Securities and Exchange Commission relating to the shares of the Company to be distributed by GP Strategies in the spin-off. The Company anticipates that the record date will be set and the spin-off will occur shortly after such registration statement is declared effective.

     For the three and six months ended June 30, 2005, one customer (Battelle's Pacific Northwest National Laboratory) accounted for approximately 32.3% and 30.4%, respectively, of the Company's consolidated revenue. For the three and six months ended June 30, 2004, this customer accounted for approximately 17.3% and 21.1%, respectively, of the Company's consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects the Company performs in Eastern and Central Europe.

     In the first six months of 2005, the Company incurred a significant operating loss. The Company's revenue and profitability were impacted by the lower volume of orders logged in 2004 coupled with the delay of two large international simulator orders. In addition, the Company has continued to spend heavily on business development activities in order to expand the Company's simulation business into new sectors, such as the US military and homeland security markets. Accordingly, the Company's cash position has weakened during the six months ended June 30, 2005, with total cash decreasing from $868,000 at December 31, 2004 to $294,000 at June 30, 2005. The Company has utilized $725,000 of its $1.5 million credit facility at June 30, 2005, including $50,000 for letters of credit.

     The Company's credit facility requires GSE to comply with certain financial ratios. At June 30, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated August 4, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default until the Company has delivered to the lender the Company's financial statements for the year ending December 31, 2005.

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principle amount of $2,000,000, which matures March 31, 2009 (the "Dolphin Note"), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $374,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID is accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance is netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock". In connection with this transaction, GP Strategies' commitment to loan the Company up to $1,000,000 has been terminated.

     The majority of the Company's revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes income as work progresses on the contract and is based on an estimate of the income earned to date, less income recognized in earlier periods. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.

     As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience. The Company's long-term contracts generally provide for a one-year warranty on parts, labor and any bug fixes as it relates to software embedded in the systems.

     The Company's system design contracts do not provide for "post customer support service" (PCS) in terms of software upgrades, software enhancements or telephone support. In order to obtain PCS, the customers must purchase a separate contract. Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, and maintenance releases. The Company recognizes revenue from these contracts ratably over the life of the agreements in accordance with Statement of Position 97-2, "Software Revenue Recognition".

     Revenues from certain consulting or training contracts are recognized on a time-and-material basis. For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

     Contract receivables unbilled of $6.0 million and $4.3 million as of June 30, 2005 and December 31, 2004, respectively, are typically billed within sixty days. In July, 2005 the Company billed $1.6 of the unbilled amounts.

2. Basic and Diluted Earnings (Loss) Per Common Share

     Basic earnings (loss) per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings (loss) per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options, warrants or convertible subordinated debt were exercised or converted into common stock. The number of common shares and common share equivalents used in the determination of basic and diluted earnings (loss) per share were as follows:

(in thousands, except for  share amounts)                     Three months ended              Six months ended
                                                                    June 30,                      June 30,
                                                          ----------------------------      -----------------------------
                                                              2005             2004             2005            2004
                                                          ------------     -----------      ------------     ------------
Numerator:
     Net income (loss)                                     $     (556)     $     276       $     (1,598)      $      340
                                                          ============     ===========      ============     ============

Denominator:
     Weighted-average shares outstanding for basic
         earnings per share                                 8,999,706      8,949,706          8,998,049        8,949,706

     Effect of dilutive securities:
         Employee stock options, warrants and
         options outside the plan                               -             63,902             -                65,664
                                                          ------------     -----------      ------------     ------------
     Adjusted weighted-average shares outstanding
         and assumed conversions for diluted
         earnings per share                                 8,999,706      9,013,608          8,998,049        9,015,370
                                                          ============     ===========      ============     ============

     Shares related to dilutive securities excluded
         because inclusion would be anti-dilutive           2,208,289      1,694,776          1,625,798        1,694,776
                                                          ============     ===========      ============     ============

     The difference between the basic and diluted number of weighted average shares outstanding for the three and six months ended June 30, 2004 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. Conversion of the stock options, warrants and convertible subordinated debt was not assumed for the three and six months ended June 30, 2005 because the impact was anti-dilutive.


3. Stock Compensation

     The Company applies the intrinsic-value-based method of accounting prescribe by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock issued to Employees", and related interpretations including FASB
Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25", issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

     If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123, net income (loss) would have been as follows:


(in thousands, except per share data)                           Three months ended                 Six months ended
                                                                      June 30,                         June 30,
                                                            -----------------------------      ---------------------------------
                                                               2005             2004             2005            2004
                                                          ------------     -----------      ------------     ------------
Net income (loss), as reported                                $  (556)         $ 276          $ (1,598)         $ 340
Add stock-based employee compensation expense
     included in reported net income (loss)                         -             -                -               -
Deduct total stock-based employee compensation
     expense determined under fair-value-method
     for all awards                                                 -            (15)             (672)           (30)
                                                          ------------     -----------      ------------     ------------

     Pro forma net income (loss)                              $  (556)         $ 261          $ (2,270)         $ 310
                                                          ============     ===========      ============     ============
Net income (loss) per share, as reported:

Basic                                                         $ (0.06)         $ 0.03         $  (0.18)         $ 0.04
Diluted                                                       $ (0.06)         $ 0.03         $  (0.18)         $ 0.04

Net income (loss) per share, proforma:

Basic                                                         $ (0.06)         $ 0.03         $  (0.25)         $ 0.03
Diluted                                                       $ (0.06)         $ 0.03         $  (0.25)         $ 0.03


     The fair value of each  option is  estimated  on the date of grant  using a
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                            Six months ended
                                                                 June 30,
                                                          ------------------------
                                                              2005           2004
                                                          -----------  -----------
Risk- free interest rates                                    4.04%          2.40%
Dividend yield                                                  0%             0%
Expected life                                                 4.43           4.54
Volatility                                                  74.57%         83.72%


     Options with an average exercise price of $1.85 covering a total of 600,000 shares of common stock were granted to 47 employees in March 2005, all of which immediately vested. No employee stock options were issued in the first six months of 2004 or in the quarter ended June 30, 2005.


4. Long-term Debt

       The Company's long-term debt consists of the following:

(in thousands)                                                      June 30,          December 31,
                                                                      2005                2004
                                                                -----------------   ------------------
Line of credit with bank                                        $          675          $         -
Senior convertible secured subordinated note payable                     2,000                    -
Note payable, other                                                          -                    9
                                                                -----------------   ------------------
                                                                         2,675                    9
Less warrant related discount                                             (365)                   -
Less convertible option discount                                          (959)                   -
                                                                -----------------   ------------------
                                                                         1,351                    9
Less current portion                                                      (675)                  (9)
                                                                -----------------   ------------------
        Long-term debt, less current portion                    $          676          $         -
                                                                =================   ==================



     Line of Credit

     General Physics Corporation ("General Physics") is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the Daily LIBOR Market Index Rate plus 3% (6.32% as of June 30, 2005), with interest only payments due monthly. At June 30, 2005, the Company's available borrowing base was $1.5 million, of which $725,000 had been utilized, including $50,000 for letters of credit. The credit facility expires on August 12, 2006.

     The Company's credit facility requires GSE to comply with certain financial ratios. At June 30, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated August 4, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default until the Company has delivered to the lender the Company's financial statements for the year ending December 31, 2005.


       Senior Convertible Secured Subordinated Note Payable

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principle amount of $2,000,000, which matures March 31, 2009 (the "Dolphin Note"), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $374,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID is accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance is netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock".

     In connection with this transaction, GP Strategies' commitment to loan the Company up to $1,000,000 has been terminated.

     Note Payable, Other

     The Company had an unsecured promissory note payable to a former employee. The final payment on the note was made in April 2005.

5. Series A Convertible Preferred Stock

     The Series A convertible preferred stock had no voting rights and required dividends at the rate of 6% per annum payable quarterly. Dividends accumulated if not paid quarterly and compounded interest accrued on any unpaid dividends. On October 23, 2003, ManTech International Corp. elected to convert all of its 39,000 shares of preferred stock to common stock in conjunction with the sale of its ownership in the Company to GP Strategies. Thus, as of June 30, 2005 and December 31, 2004 there are no shares of preferred stock outstanding. The Company had accrued dividends payable of $366,000 as of June 30, 2005 and December 31, 2004. Such amount accrues interest at the rate of 6% until paid.

6. Letters of Credit and Performance Bonds

     As of June 30, 2005, the Company was contingently liable for one $50,000 letter of credit. The letter of credit represents a payment bond on a contract. In addition, the Company was contingently liable at June 30, 2005 for approximately $30,000 under a performance bond on one contract, which was secured by a bank guarantee of the Company's foreign subsidiary.

7. Income Taxes

     The Company's effective tax rate was 1.5% and 17.9% for the six months ended June 30, 2005 and June 30, 2004, respectively. The decrease in the effective tax rate is attributable primarily to lower taxable income in Sweden. For 2005, the Company's combined U.S. federal and state effective tax rate is projected to be 2% and the Swedish effective tax rate is projected to be 9%. The Company has an $8.7 million valuation allowance for all of the deferred tax assets that are not related to its Swedish subsidiary.

8. Administrative Charges from GP Strategies and Other Related Party
   Transactions

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

     In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive with experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran continued as a GP Strategies employee throughout most of 2004, however, Mr. Moran devoted 100% of his time to the performance of his duties as CEO of GSE. On December 16, 2004, Mr. Moran became an employee of GSE. For the six months ended June 30, 2004, GSE was charged $150,000 by GP Strategies for Mr. Moran's compensation and benefits.

9. Commitments and Contingencies

     In conjunction with the move of its Process Automation business to its Columbia, Maryland facility in May 2003, the Company subleased most of its vacated facility in Baltimore, Maryland to Alpharma USPD Inc. for a five-year period, although Alpharma could terminate the lease at the end of the second year provided a six-month notice was given. Alpharma elected to terminate the sublease on April 30, 2005. In May, 2005, the Company's lease for the Baltimore facility was amended to release the Company from its rental obligation for 14,000 sq. ft. of the total 29,000 sq. ft. being leased effective October 1, 2005, as the landlord had entered into a new lease with another tenant for this space. The Company's broker is actively seeking another subtenant for the remaining space, and management believes that a subtenant will be found. However, if a subtenant is not found, the Company may be required to record an additional charge related to the lease for the vacated facility. The Company's lease expires in July 2008; the annual rent is approximately $372,000 (after the reduction of the space), of which the Company currently has a loss accrual of $214,000.

10. New Accounting Standards

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



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") is a leader in real-time high fidelity simulation technology and model development. The Company provides simulation solutions and services to the power generation industry, the process industries, and the US Government. In addition, the Company provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry, and develops specialized software applications for emerging technologies. The Company has only one reportable segment.

     At June 30, 2005, GP Strategies Corporation ("GP Strategies") owned 57% of the Company's common stock. On June 20, 2005, the Board of Directors of GP Strategies approved a plan to spin-off its interest in GSE through a special dividend to the GP Strategies' stockholders. The GP Strategies stockholders will receive in the spin-off a pro-rata share of the Company's common stock based on the number of shares of GP Strategies common stock and Class B stock held on the record date, which will be determined on a future date. On July 8, 2005, the Company filed with the Securities and Exchange Commission a registration statement relating to the shares of the Company to be distributed by GP Strategies in the spin-off. The Company anticipates that the record date will be set and the spin-off will occur shortly after such registration statement is declared effective.

     In the first six months of 2005, the Company incurred a significant operating loss. The Company's revenue and profitability were impacted by the lower volume of orders logged in 2004 coupled with the delay of two large international simulator orders. In addition, the Company has continued to spend heavily on business development activities in order to expand the Company's simulation business into new sectors, such as the US military and homeland security markets. Accordingly, the Company's cash position has weakened during the six months ended June 30, 2005, with total cash decreasing from $868,000 at December 31, 2004 to $294,000 at June 30, 2005. The Company has utilized $725,000 of its $1.5 million credit facility at June 30, 2005, inclusive of $50,000 for letters of credit. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE.

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principle amount of $2,000,000, which matures March 31, 2009 (the "Dolphin Note"), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $374,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID is accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance is netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock". In connection with this transaction, GP Strategies' commitment to loan the Company up to $1,000,000 has been terminated.

     The Company's credit facility requires GSE to comply with certain financial ratios. At June 30, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated August 4, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default until the Company has delivered to the lender the Company's financial statements for the year ending December 31, 2005.

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

     In conjunction with the move of its Process Automation business to its Columbia, Maryland facility in May 2003, the Company subleased most of its vacated facility in Baltimore, Maryland to Alpharma USPD Inc. for a five-year period, although Alpharma could terminate the lease at the end of the second year provided a six-month notice was given. Alpharma elected to terminate the sublease on April 30, 2005. In May, 2005, the Company's lease for the Baltimore facility was amended to release the Company from its rental obligation for 14,000 sq. ft. of the total 34,000 sq. ft. being leased effective October 1, 2005, as the landlord had entered into a new lease with another tenant for this space. The Company's broker is actively seeking another subtenant for the remaining space, and management believes that a subtenant will be found. However, if a subtenant is not found, the Company may be required to record an additional charge related to the lease for the vacated facility. The Company's lease expires in July 2008; the annual rent is approximately $372,000 (after the reduction of the space), of which the Company currently has a loss accrual of $214,000.

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

General Business Environment

     The Company is positioned to take advantage of emerging trends in the power industry. The operating licenses for numerous nuclear power plants will expire over the next several years. Thirty plants received license extensions before the end of 2004 and eighteen more have applications under review. Many of these plants are planning significant upgrades to the physical equipment and control room technology in conjunction with the license extensions. Both will result in the need to modify or replace the existing plant control room simulators. The Company, having what the Company believes is the largest installed base of existing simulators, is well positioned to capture a large portion of this business.

     In the first quarter 2005, the Company completed an agreement with Westinghouse Electric Company LLC to become their preferred vendor for the development of simulators for the AP1000 reactor design. As a result of this agreement, GSE will work closely with Westinghouse to finalize the verification and validation of the AP1000 Reactor Human-Machine Interface for the Main Control Room. GSE expects to spend $250,000 in 2005 on developing simulation models for the AP1000 reactor. In turn, Westinghouse and GSE will collaborate on new opportunities both internationally and domestically. In the second quarter 2005, the first of these opportunities has developed in China. Recent reports indicate that the Chinese government expects to build 30 new nuclear plants over the next 10 years utilizing Western technology. Most of these new plants will require a stand alone simulator for which the Company believes it is best qualified to supply.

     In addition, in the second quarter 2005, the Company was awarded a contract to develop simulation models for the novel Pebble Bed Modular Reactor System
(PBMR) being developed by a South African company. The PBMR is a new high temperature gas cooled reactor that is inherently safe and reliable. Each reactor is designed to produce 165 MW, enough to provide energy for 40,000 hours. The system is designed such that additional reactors can easily be added as energy demand increases. The PBMR is ideally suited for areas with current modest energy needs that are expected to grow. GSE believes it is in an excellent position to provide the simulators that will be required with each PBMR installation, although there is no guarantee the Company will be awarded additional contracts.

     The Company continues to focus on the fossil power segment of the power industry. In the second quarter 2005, the Company logged additional fossil power orders of approximately $1.8 million. The Company expects continued growth in this market segment and is focusing on second time simulation buyers that now demand the more sophisticated and realistic simulation models offered by the Company.

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

     The Company continues to invest heavily in developing business with the US government and in particular its military component. There are two areas of emphasis in this market - Homeland Security and Military Defense simulation. In Homeland Security, the Company has turned its attention to opportunities for simulation in disaster recovery and terrorist threat response. In the second quarter 2005, the Company continued development of its REMITS product used to simulate the operation of Emergency Operations Centers (EOC) run by municipal and state governments. REMITS is a Real-time Emergency Management Interactive Training System designed to simulate emergency situations and enable EOC staffs to train without requiring human participation in the field. REMITS enables the EOC staff to stay current with the technology and enables instructors to introduce new problems and challenges during the exercise to test the EOC staff response to changing situations. As the Federal Government spends billions in first responder training, the Company believes its REMITS product will find a large market in the developing field of training for disaster recovery and terrorist threat response. The Company is currently in final negotiations with a provider of command and control software that is installed in over 150 Homeland Security EOC's. REMITS will be integrated with their software. There is no certainty that REMITS will have a materially positive impact upon the Company's future performance.

     With regard to military defense simulation, the Company continues to execute its plan to capitalize on what is clearly recognized as the biggest simulation spender in the world, the US Military. In the second quarter 2005, the Company executed approximately $580,000 in simulation work for the US Navy on their nuclear propulsion program. The Navy selected GSE's technology for this program which is expected to extend through the year 2025. In the second quarter 2005, the Company has qualified as a prime contractor under the Navy's Seaport-e procurement program. This allows the Company to bid on a broad range of simulation task orders as they are released by the Navy.

Results of Operations

          The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:

(in thousands)                                      Three months ended June 30,                   Six Months Ended June 30,
                                                2005       %         2004        %          2005        %          2004        %
                                            ---------- ---------- ---------- ---------- ---------- ----------  ---------- ----------
Contract revenue                             $  6,717  100.0 %    $  7,597   100.0 %    $  13,010    100.0 %   $  15,158    100.0 %
Cost of revenue                                 5,077   75.6 %       5,760    75.8 %       10,315     79.3 %      11,544     76.2 %
                                            ---------- ---------- ---------- ---------- ---------- ----------  ---------- ----------

Gross profit                                    1,640   24.4 %       1,837    24.2 %        2,695     20.7 %       3,614     23.8 %
                                            ---------- ---------- ---------- ---------- ---------- ----------  ---------- ----------
Operating expenses:
     Selling, general and administrative        1,776   26.4 %       1,184    15.6 %        3,606     27.8 %       2,422     16.0 %
     Administrative charges from GP Strategies    171    2.6 %         246     3.2 %          342      2.6 %         492      3.3 %
     Depreciation and amortization                 67    1.0 %          74     1.0 %          144      1.1 %         143      0.9 %
                                            ---------- ---------- ---------- ---------- ---------- ----------  ---------- ----------
Total operating expenses                        2,014   30.0 %       1,504    19.8 %        4,092     31.5 %       3,057     20.2 %
                                            ---------- ---------- ---------- ---------- ---------- ----------  ---------- ----------

Operating income (loss)                          (374)  (5.6)%         333     4.4 %       (1,397)   (10.8)%         557      3.6 %

Interest expense, net                             (54)  (0.8)%         (16)   (0.2)%          (71)    (0.5)%        (159)    (1.0)%
Other expense, net                               (103)  (1.5)%          16     0.2 %         (154)    (1.2)%          16      0.1 %
                                            ---------- ---------- ---------- ---------- ---------- ----------  ---------- ----------

Income (loss) before provision
     (benefit) for income taxes                  (531)   (7.9)%        333     4.4 %       (1,622)   (12.5)%         414      2.7 %

Provision (benefit) for income taxes               25     0.4 %         57     0.8 %          (24)    (0.2)%          74      0.5 %
                                            ---------- ---------- ---------- ---------- ---------- ----------  ---------- ----------

Net income (loss)                            $   (556)   (8.3)%   $    276     3.6 %    $  (1,598)   (12.3)%   $     340      2.2 %
                                            ========== ========== ========== ========== =========== ========== ========== ==========



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

     Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At June 30, 2005, the Company has net capitalized software development costs of $838,000. On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's balance sheet.

     Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109, "Accounting for Income Taxes", management makes a regular assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. At June 30, 2005, the Company's largest deferred tax asset related to a U.S. net operating loss carryforward of $16.1 million which expires in various amounts over the next twenty years. The amount of loss carryforward which can be used by the Company may be limited to approximately $500,000 annually. Other than the net deferred tax assets that are related to the Company's Swedish subsidiary, the recovery of the net deferred tax asset could not be substantiated by currently available objective evidence. Accordingly, the Company has established an $8.7 million valuation allowance for the deferred tax assets that are not related to the Swedish subsidiary. The valuation allowance will be reduced if the Company's US operations are able to realize taxable income in the future.

Results of Operations - Three and Six Months ended June 30, 2005 versus Three and Six Months ended June 30, 2004.

     Contract Revenue. Total contract revenue for the quarter ended June 30, 2005 totaled $6.7 million, which was 11.6% lower than the $7.6 million total revenue for the quarter ended June 30, 2004. Revenue for the six months ended June 30, 2005 was $13.0 million versus $15.2 million in the same period of 2004, a 14.2% decrease. The decreases reflect the low order volume logged in 2004 coupled with the delay of two large international simulator contracts. At June 30, 2005, the Company's backlog was $14.7 million of which the Company believes approximately $8.0 million will be recognized as revenue in the next six months.

     Gross Profit. Gross profit totaled $1.6 million (24.4% of revenue) for the quarter ended June 30, 2005, as compared with $1.8 million (24.2% of revenue) for the quarter ended June 30, 2004. For the six months ended June 30, 2005, gross profit decreased from $3.6 million (23.8% of revenue) for the six months ended June 30, 2004 to $2.7 million (20.7% of revenue). The decrease in gross profit percentage is mainly attributable to the lower revenue base to cover the Company's relatively fixed overhead.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $1.8 million in the quarter ended June 30, 2005, a 50.0% increase from the $1.2 million for the same period in 2004. SG&A expenses for the six months ended June 30, 2005 increased 48.9%, from $2.4 million for the six months ended June 30, 2004 to $3.6 million. Business development costs increased from $560,000 in the second quarter 2004 to $661,000 in the second quarter 2005 and increased from $1.1 million for the six months ended June 30, 2004 to $1.6 million in the same period of 2005. The Company expanded its business development organization throughout 2004 into the first quarter of 2005, adding an additional five employees between the first quarter 2004 and the first quarter 2005. In addition, the Company incurred higher bidding and proposal costs in the pursuit of new orders. The Company's corporate and G&A expenses increased from $621,000 in the second quarter 2004 to $1.0 million in the second quarter 2005. Likewise, for the six months ended June 30, 2005, corporate and G&A expenses increased from $1.3 million for the first six months of 2004 to $1.7 million in 2005. The increase is due to (a) an adjustment to the Company's loss reserve for the unutilized Baltimore facility (b) the payment of $50,000 to the landlord in the second quarter 2005 for a revision to the Company's Baltimore facility lease reducing the Company's leased space by 14,000 sq. ft, (c) an increase in the reserve for doubtful accounts and (c) salary and benefit costs of John Moran, the Company's CEO, who became a GSE employee in December 2004. Prior to December 2004, the Company was charged for Mr. Moran's services by GP Strategies and his costs were classified as GP Strategies administration fees. Also included in SG&A in 2005 is $138,000 of severance costs, of which $88,000 had not been paid at June 30, 2005. Gross spending on software product development ("development") totaled $147,000 in the quarter ended March 31, 2005 as compared to $145,000 in the same period of 2005. For the six months ended June 30, 2005, gross development spending totaled $291,000 versus $239,000 in the same period of 2004. The Company anticipates that its total gross development spending in 2005 will approximate the same total level as 2004.

     The Company capitalized $68,000 of software development costs in the three months ended June 30, 2005 as compared to $142,000 in the same period of 2004. For the six months ended June 30, 2005 and 2004, the Company capitalized $158,000 and $239,000, respectively. The reduction in capitalized costs reflects the release of JTool 2.0, the Company's software modeling tools, in June 2004. The Company's R&D expenditures in the first half of 2005 were related to:

     * Additional enhancements to JADE (Java Applications & Development Environment), a Java-based application that provides a window into the simulation station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run scenarios from anywhere they have access to the web. JADE 3.0 was released in April 2005.

     * The continued development of the Company's REMITS product used to simulate the operation of Emergency Operations Centers (EOC) run by municipal and state governments.

     *    The  development  of  generic   simulation  models   representing  the
          Westinghouse Electric Company LLC AP1000 nuclear plant design.


     Administrative Charges from GP Strategies. On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. GSE will pay an annual fee of $685,000 ($171,250 per quarter) for these services. The agreement has been extended through December 31, 2005 without an increase in the fee. The agreement can be renewed for successive on-year terms.

     In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive with experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran continued as a GP Strategies employee until December 15, 2004 when he became a GSE employee. In the first six months of 2004, GSE was charged $150,000 by GP Strategies for Mr. Moran's compensation and benefits.

     Depreciation and Amortization. Depreciation expense totaled $67,000 and $74,000 during the quarters ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004 depreciation expense totaled $144,000 and $143,000, respectively.

     Operating Income (Loss). The Company had an operating loss of $374,000 (5.6% of revenue) in the second quarter 2005, as compared with operating income of $333,000 (4.4% of revenue) for the same period in 2004. For the six months ended June 30, 2005 and 2004, the Company had an operating loss of $1.4 million (10.8% of revenue) and operating income of $557,000 (3.6% of revenue), respectively. The decrease was due to the factors outlined above.

     Interest Expense, Net. Net interest expense increased from $16,000 in the quarter ended June 30, 2004 to $54,000 for the same quarter in 2005. For the six months ended June 30, 2005 and 2004, net interest expense totaled $71,000 and $159,000, respectively. The Company expects interest expense to increase significantly during the third and fourth quarters of 2005.

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principle amount of $2,000,000, which matures March 31, 2009 (the "Dolphin Note"), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $374,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID is accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance is netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock". In connection with this transaction, GP Strategies' commitment to loan the Company up to $1,000,000 has been terminated.

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

     Other income (expense), net. At June 30, 2005, the Company had foreign currency contracts for sale of approximately $2.8 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the reduction in estimated fair value of the contracts during the second quarter 2005 of $102,000, and for the first six months of 2005 of $157,000, in other expense. The estimated fair value of the contracts was $42,000 at June 30, 2005.


     Provision (Benefit) for Income Taxes. The Company's effective tax rate was 1.5% and 17.9% for the six months ended June 30, 2005 and June 30, 2004, respectively. The decrease in the effective tax rate is attributable primarily to lower taxable income in Sweden. For 2005, the Company's combined U.S. federal and state effective tax rate is projected to be 2% and the Swedish effective tax rate is projected to be 9%. The Company has an $8.7 million valuation allowance for all of the deferred tax assets that are not related to its Swedish subsidiary.


Liquidity and Capital Resources

     As of June 30, 2005, the Company's cash and cash equivalents totaled $249,000 compared to $868,000 at December 31, 2004.

     Cash provided by (used in) operating activities. For the six months ended June 30, 2005, net cash used in operating activities was $2.4 million. Significant changes in the Company's assets and liabilities in 2005 included:

     * a $454,000 increase in contract receivables. The increase mainly reflects an increase in the Company's unbilled receivable balance due to the timing of contract payment milestones,

     * a $627,000 decrease in accounts payable, accrued compensation and accrued expenses. The reduction mainly reflects the payment of vendor invoices due to the infusion of cash from the Dolphin Note, and

     * a decrease in billings in excess of revenues earned of $461,000. In 2003, the Company had entered into a $6.0 million contract with a Mexican customer for a full scope simulator that allowed the Company to invoice the customer for 20% of the contract upon the receipt of the purchase order as an advance payment. The reduction in billings in excess of revenues earned mainly reflects the completion of work which has reduced the Company's liability to the customer for the advance payment.

     Net cash provided by operating activities was $175,000 for the six months ended June 30, 2004. Significant changes in the Company's assets and liabilities in 2004 included:

     * a $710,000 reduction in prepaid expenses and other assets. The reduction reflects (1) lower prepaid insurance expense due to the participation of the Company in some of GP Strategies' insurance programs, and (2) the collection from Novatech of expenses paid by the Company on behalf of Novatech after the sale of the Process business in 2003, and

     * a decrease in billings in excess of revenues earned by $2.4 million. The reduction in billings in excess of revenues earned mainly reflects the completion of work on the Company's $6.0 million contract with a Mexican customer mentioned above, which reduced the Company's liability to the customer for the advance payment.

     Cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2005 totaled $224,000. Capital expenditures totaled $94,000 and capitalized software development costs totaled $159,000. A $29,000 cash collateralized stand-by letter of credit expired in June 2005 and the cash collateral was released.


     Net cash used in investing activities was $6,000 for the six months ended June 30, 2004, consisting of $239,000 of capitalized software development costs and $68,000 of capital expenditures, offset by the expiration of $301,000 of cash collateralized stand-by letters of credit for which the cash collateral was released.

     Cash used in financing activities. During the six months ended June 30, 2005, the Company generated $2.1 million in cash from financing activities. The Company borrowed $675,000 from its bank line of credit and generated $100,000 from the conversion of employee stock options. The Company also paid down a note payable by $9,000.

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principle amount of $2,000,000, which matures March 31, 2009 (the "Dolphin Note"), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. Under the terms of the Note, the number of shares of GSE common stock actually issued on conversion of the Note, when aggregated with the number of shares of GSE common stock actually issued upon exercise of the Warrant, could not exceed 19.99% of the outstanding shares of GSE common stock on May 26, 2005. This limitation was the "Conversion Share Limit". Of the $2 million proceeds from the sale of the Note, $500,000 was placed in escrow until the termination of the Conversion Share Limit. The Note provided that the Conversion Share Limit would terminate upon the effectiveness of the consent to the transaction by stockholders holding a majority of the outstanding shares of GSE common stock, in compliance with the stockholder approval requirements of the American Stock Exchange. On May 19, 2005, the Company obtained the written consent of GP Strategies Corporation as holder of a majority of the outstanding shares of GSE common stock. An information statement regarding the Dolphin transaction was mailed to all GSE stockholders on June 9, 2005. Accordingly, the Conversion Share Limit expired on June 29, 2005, and the $500,000 in escrow was released to GSE on July 5, 2005

     In conjunction with the Dolphin note, the Company incurred $182,000 of deferred financing costs which will be amortized over the term of the note.

     In the six months ended June 30, 2004, the Company used $17,000 in financing activities related to the pay down of a note payable.


Credit Facilities

     General Physics Corporation ("General Physics") is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the daily LIBOR Market Index Rate plus 3% (6.32% as of June 30, 2005), with interest only payments due monthly. At June 30, 2005, the Company's available borrowing base was $1.5 million, of which $725,000 had been utilized, inclusive of $50,000 for letters of credit. The credit facility expires on August 12, 2006.

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principle amount of $2,000,000, which matures March 31, 2009 (the "Dolphin Note"), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $374,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID is accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance is netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock". In connection with this transaction, GP Strategies' commitment to loan the Company up to $1,000,000 has been terminated.

     The Company's credit facility requires GSE to comply with certain financial ratios. At June 30, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated August 4, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default Company has delivered to the lender the Company's financial statements for the year ending December 31, 2005.

     At June 30, 2005, the Company had foreign currency contracts for sale of approximately $2.8 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the reduction in estimated fair value of the contracts during the second quarter 2005 of $102,000, and for the first six months of 2005 of $157,000, in other expense. The estimated fair value of the contracts was $42,000 at June 30, 2005.

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

     At June 30, 2005, the Company had foreign currency contracts for sale of approximately $2.8 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the reduction in estimated fair value of the contracts during the second quarter 2005 of $102,000, and for the first six months of 2005 of $157,000, in other expense. The estimated fair value of the contracts was $42,000 at June 30, 2005.

     The Company is also subject to market risk related to the interest rate on its existing line of credit. As of June 30, 2005, such interest rate is based on the Libor Market Index Rate plus 300 basis-points. A 100 basis-point change in such rates during the three and six months ended June 30, 2005 would have changed the Company's interest expense by approximately $1,000 and $3,000, respectively.

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principle amount of $2,000,000, which matures March 31, 2009, and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $374,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms".

     (b) Changes in internal control. There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In accordance with its conduct in the ordinary course of business, certain actions and proceedings are pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial condition of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     The Company's credit facility requires GSE to comply with certain financial ratios. At June 30, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated August 4, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default Company has delivered to the lender the Company's financial statements for the period ending December 31, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 16, 2005, the Company held its annual meeting of shareholders. At that meeting, the following matters were voted upon:

                       Proposal                          For            Against      Abstain        Withheld
      ---------------------------------------------   -------------  ------------ ------------- --------------

1)    Election of Directors for a two year term expiring in 2007:
         Jerome I. Feldman                               5,356,285         -           -         1,641,034
         John V. Moran                                   5,381,785         -           -         1,615,534
         George J. Pedersen                              5,381,785         -           -         1,615,534

      Election of Directors for a three year term expiring in 2008:
         Sheldon L. Glashow                              6,897,019         -           -           100,300
         Roger L Hagengruber                             6,897,019         -           -           100,300
         Chin-Our Jerry Jen                              5,356,285         -           -         1,641,034

      The following directors are serving terms until the annual meeting in 2006 and were not reelected at the June 16, 2005 annual meeting:
         Scott N. Greenberg
         Andrea D. Kantor
         Joseph W. Lewis

2)    Approval of an amendment to
      the Company's 1995  Long-Term
      Incentive Plan (as Amended and
      Restated Effective June 25, 2001)
      to extend the Plan until June 30, 2008             6,826,132      170,187      1,000           -

2)    Ratification of KPMG LLP as
      the Company's independent
      auditors for the 2005 fiscal year                  6,997,319         -           -             -



Item 5.  Other Information

     None

Item 6.  Exhibits

     (a) Exhibits

          10.1 Forbearance letter dated August 4, 2005.*

          31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

---------------
*Filed herewith


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2005           GSE SYSTEMS, INC.

                               /S/ JOHN V. MORAN
                              -------------------
                                 John V. Moran
                            Chief Executive Officer
                         (Principal Executive Officer)



                              /S/ JEFFERY G. HOUGH
                              ---------------------
                                Jeffery G. Hough
               Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)