Form 10-Q/A
period 2005-03-31
GSE SYSTEMS INC
filed 2005-08-16
CIK 944480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                (AMENDMENT NO.1)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2005.

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________ .

Commission File Number: 0-26494
                        -------

                               GSE SYSTEMS, INC.
                               -----------------
              (Exact name of registrant as specified in its charter)

              Delaware                               52-1868008
          -------------------                    -------------------

   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


                 9189 Red Branch Road, Columbia Maryland, 21045
                ------------------------------------------------
              (Address of principal executive office and zip code)


       Registrant's telephone number, including area code: (410) 772-3500
                                                           ---------------

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



Part I - FINANCIAL INFORMATION

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control. Based upon the evaluation of internal controls that the Company performed in the fourth quarter 2004, the Company identified a material weakness which had existed since the second quarter 2004, and which existed as of December 31, 2004, with respect to the identification and accounting for derivative transactions in accordance with the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". (A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.) Specifically, the Company did not have a process in place to ensure that it obtained information with respect to its Swedish subsidiary's forward foreign currency contracts. Accordingly, the Company's controls did not ensure that the fair market value of the forward foreign currency contracts would be recorded in the financial statements. This control weakness was due to the combination of the following factors: a resignation of a member of the Company's corporate accounting staff who had previously monitored the accounting for the forward foreign currency contracts, the lack of training of the Swedish controller in the U.S. GAAP requirements for such forward foreign currency contracts, and the transfer of the Swedish subsidiary's currency transactions to a small branch of a new bank that was not familiar with the U.S. reporting requirements. While management concluded that the error was immaterial to the Company's 2004 interim financial results, we nevertheless concluded that the lack of control could have resulted in a material error in future consolidated financial statements.

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

The Company believes that these steps have eliminated the material weakness as of March 31, 2005 and that no additional steps are necessary. There have been no material costs incurred by the Company in instituting these control changes.

PART II - OTHER INFORMATION

Item 6. Exhibits

          31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

          31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

          32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed previously.
** Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2005           GSE SYSTEMS, INC.

                               /S/ JOHN V. MORAN
                             ----------------------
                                 John V. Moran
                            Chief Executive Officer
                         (Principal Executive Officer)



                              /S/ JEFFERY G. HOUGH
                             ----------------------
                                Jeffery G. Hough
               Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)