Form 10-Q
period 2005-09-30
GSE SYSTEMS INC
filed 2005-11-14
CIK 944480

Conformed
                                                                       ---------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the Quarterly Period Ended September 30, 2005.

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period from __________ to__________.

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

                7133 Rutherford Road, Baltimore, Maryland 21244
                -----------------------------------------------
              (Address of principal executive office and zip code)

       Registrant's telephone number, including area code:  (410)-277-3740
                                                            --------------
                 9189 Red Branch Road, Columbia, Maryland 21045
                 ----------------------------------------------
   (Former name, former address and former fiscal year, if changed since last
--------------------------------------------------------------------------------
                                     report)
                                    ---------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of November 1, 2005, there were 8,999,706 shares of the Registrant's common stock outstanding.

                                GSE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

                                                                            PAGE

PART I.         FINANCIAL INFORMATION                                          3

Item 1.         Financial Statements:

                Consolidated Balance Sheets as of September 30, 2005           3
                        and December 31, 2004

                Consolidated Statements of Operations for the Three            4
                        and Nine Months Ended September 30, 2005
                        and September 30, 2004

                Consolidated Statements of Comprehensive Income                5
                        (Loss) for the Three and Nine Months Ended
                        September 30, 2005 and September 30, 2004

                Consolidated Statements of Cash Flows for the Nine             6
                        Months Ended September 30, 2005 and
                        September 30, 2004

                Notes to Consolidated Financial Statements                     7

Item 2.         Management's Discussion and Analysis of Results               14
                        of Operations and Financial Condition

Item 3.         Quantitative and Qualitative Disclosures About                24
                        Market Risk

Item 4.         Controls and Procedures                                       24


PART II.        OTHER INFORMATION                                             26

Item 1.         Legal Proceedings                                             26

Item 2.         Unregistered Sales of Equity Securities and Use of            26
                        Proceeds

Item 3.         Defaults Upon Senior Securities                               26

Item 4.         Submission of Matters to a Vote of Security Holders           26

Item 5.         Other Information                                             26

Item 6.         Exhibits                                                      26


                SIGNATURES                                                    27

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                     GSE SYSTEMS, INC. AND SUBSIDIARIES
                                                        CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share data)

                                                                                   Unaudited
                                                                             September 30, 2005        December 31, 2004
                                                                            ---------------------     -------------------
                                                                ASSETS
Current assets:
     Cash and cash equivalents                                                 $             804        $            868
     Restricted cash                                                                          -                       29
     Contract receivables                                                                  7,916                   8,723
     Prepaid expenses and other current assets                                               735                     819
                                                                            ---------------------     -------------------
        Total current assets                                                               9,455                  10,439

Equipment and leasehold improvements, net                                                    314                     596
Software development costs, net                                                              897                     909
Goodwill, net                                                                              1,739                   1,739
Other assets                                                                                 417                     545
                                                                            ---------------------     -------------------
        Total assets                                                           $          12,822        $         14,228
                                                                            =====================     ===================

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                         $         $ 1,182        $            $ 9
     Accounts payable                                                                      2,492                   2,998
     Due to GP Strategies Corporation                                                        421                     291
     Accrued expenses                                                                      1,284                   1,608
     Accrued compensation and payroll taxes                                                1,252                   1,523
     Billings in excess of revenue earned                                                    848                   1,079
     Other current liabilities                                                               189                     273
                                                                            ---------------------     -------------------
        Total current liabilities                                                          7,668                   7,781

Long-term debt                                                                               782                      -
Accrued warranty reserves, less current portion                                              528                     483
Other liabilities                                                                            775                      19
                                                                            ---------------------     -------------------
         Total liabilities                                                                 9,753                   8,283
                                                                            ---------------------     -------------------
Commitments and contingencies

Stockholders' equity:
     Series A convertible preferred stock $.01 par value, 2,000,000 shares authorized,
         no shares issued and outstanding                                                     -                       -
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued
         and outstanding 8,999,706 and 8,949,706 in 2005 and 2004, respectively               90                      89
     Additional paid-in capital                                                           30,915                  30,815
     Accumulated deficit - at formation                                                   (5,112)                 (5,112)
     Accumulated deficit - since formation                                               (21,689)                (19,044)
     Accumulated other comprehensive loss                                                 (1,135)                   (803)
                                                                             --------------------     -------------------
         Total stockholders' equity                                                        3,069                   5,945
                                                                             --------------------     -------------------
        Total liabilities and stockholders' equity                                      $ 12,822                $ 14,228
                                                                             ====================     ===================

The accompanying notes are an integral part of these consolidated financial statements.


          GSE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
         (in thousands, except per share data)
                      (Unaudited)

                                                             Three months ended             Nine months ended
                                                                September 30,                 September 30,
                                                            ---------------------         -----------------------
                                                             2005           2004           2005           2004
                                                            ----------- ---------         ----------- -----------
Contract revenue                                            $ 4,607     $  7,340          $ 17,617      $  22,498

Cost of revenue                                               4,228        5,835            14,543         17,379
                                                            ----------- ---------         ----------- -----------
Gross profit                                                    379        1,505             3,074          5,119
                                                            ----------- ---------         ----------- -----------

Operating expenses:
     Selling, general and administrative                      1,395        1,449             5,001          3,871
    Administrative charges from GP Strategies                   171          247               513            739
    Depreciation and amortization                               243           64               387            207
                                                            ----------- ---------         ----------- -----------
Total operating expenses                                      1,809        1,760             5,901          4,817
                                                            ----------- ---------         ----------- -----------

Operating income (loss)                                      (1,430)        (255)           (2,827)           302

Interest expense, net                                          (180)          (5)             (251)          (164)
Other income, net                                               593           19               439             35
                                                            ----------- ---------         ----------- -----------
Income (loss) from continuing operations before
    provision (benefit) for income taxes                     (1,017)        (241)           (2,639)           173

Provision (benefit) for income taxes                             30          (44)                6             30
                                                            ----------- ---------         ----------- -----------
Income (loss) from continuing operations                     (1,047)        (197)           (2,645)           143

Income on sale of discontinued operations                         -           60                -              60
                                                            ----------- ---------         ----------- -----------
Net income (loss)                                          $ (1,047)    $   (137)       $    (2,645)    $     203
                                                            =========== =========         =========== ===========



Basic earnings (loss) per common share:
     Continuing operations                                 $  (0.12)    $  (0.02)       $     (0.29)    $     0.02
     Discontinued operations                                    -              -              -            -
                                                            ----------- ---------         ----------- -----------
         Net income (loss)                                 $  (0.12)    $  (0.02)       $     (0.29)    $     0.02
                                                            =========== =========         =========== ===========

Diluted earnings (loss) per common share:
     Continuing operations                                 $  (0.12)    $  (0.02)       $    (0.29)     $     0.02
     Discontinued operations                                    -            -                 -              -
                                                            ----------- ---------         ----------- -----------
         Net income (loss)                                 $  (0.12)    $  (0.02)       $   (0.29)      $     0.02
                                                            =========== =========         =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

      GSE SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                (in thousands)
                  (Unaudited)

                                                       Three months ended            Nine months ended
                                                         September 30,                 September 30,
                                                    -------------------------  -------------------------
                                                     2005            2004           2005          2004
                                                    -----------  ------------  -----------  ------------

Net income (loss)                                     $ (1,047)    $   (137)    $ (2,645)     $    203

Foreign currency translation adjustment                     10           51         (332)           (3)
                                                    -----------  ------------  -----------  ------------

Comprehensive income (loss)                           $ (1,037)    $    (86)    $ (2,977)     $    200
                                                    ===========  ============  ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                    GSE SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)
                                                                                           Nine months ended
                                                                                             September 30,
                                                                                      -------------------------
                                                                                       2005            2004
                                                                                      ------------ ------------
Cash flows from operating activities:
Net income (loss)                                                                     $  (2,645)     $    203
     Income on sale of discontinued operations                                                -            60
                                                                                      ------------ ------------
Income (loss) from continuing operations                                                 (2,645)          143
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
     Depreciation and amortization                                                          844           490
     Change in fair market value of liabilities for conversion option and warrants         (577)            -
     Changes in assets and liabilities:
         Contract receivables                                                               807           (22)
         Prepaid expenses and other assets                                                  374           709
         Accounts payable, accrued compensation and accrued expenses                     (1,407)          406
         Due to GP Strategies Corporation                                                   130           327
         Billings in excess of revenue earned                                              (231)       (2,552)
         Accrued warranty reserves                                                           44           320
         Other liabilities                                                                   (5)          (44)
                                                                                      ------------ ------------
    Net cash used in continuing operations                                               (2,666)         (223)
     Net cash used in discontinued operations                                                 -           (60)
                                                                                      ------------ ------------
Net cash used in operating activities                                                    (2,666)         (283)

Cash flows from investing activities:
     Capital expenditures                                                                  (120)         (144)
     Capitalized software development costs                                                (329)         (319)
    Releases of cash as collateral under letters of credit                                   29           408
                                                                                      ------------ ------------
Net cash used in investing activities                                                      (420)          (55)
                                                                                      ------------ ------------

Cash flows from financing activities:
     Borrowings under line of credit                                                      1,182             -
     Proceeds from issuance of common stock                                                 100             -
     Issuance of subordinated convertible note payable                                    2,000             -
    Deferred financing costs                                                               (212)            -
    Other financing activities, net                                                          (9)          (24)
                                                                                      ------------ ------------
Net cash provided by (used in) financing activities                                       3,061           (24)
                                                                                      ------------ ------------

Effect of exchange rate changes on cash                                                     (39)           (1)
                                                                                      ------------ ------------
Net decrease in cash and cash equivalents                                                   (64)         (363)
Cash and cash equivalents at beginning of year                                              868         1,388
                                                                                      ------------ ------------
Cash and cash equivalents at end of period                                            $     804      $  1,025
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

     The Company has only one reportable segment. The Company has a wide range of knowledge of simulation systems and the processes those systems are intended to control and model. The Company's knowledge is concentrated heavily in simulation technology and model development. The Company is primarily engaged in simulation for the power generation industry, the process industries, and the U.S. Government. Contracts typically range from 18 months to three years.

     In the first nine months of 2005, the Company incurred a significant operating loss. The Company's revenue and profitability were impacted by the low volume of orders logged in 2004 and 2005. In addition, the Company continued to spend heavily on business development activities in order to expand the Company's simulation business into new sectors, such as the U.S. military and homeland security markets. Accordingly, the Company's cash position has weakened during the nine months ended September 30, 2005, with total cash decreasing from $868,000 at December 31, 2004 to $804,000 at September 30, 2005, despite the infusion of $2.0 million through the issuance of a Senior Subordinated Secured Convertible Note to Dolphin Direct Equity Partners, LP in May 2005. The Company has also utilized $1.2 million of its $1.5 million credit facility during the nine months ended September 30, 2005. In order to help improve the Company's liquidity and operating results, management terminated a number of employees at the end of the third quarter 2005 and is in negotiations with the landlord of its Columbia, Maryland facility to assign the Company's lease to a third party. In early October, the Company relocated its Maryland operations from its Columbia facility to its Baltimore facility. The Company is currently looking for additional capital to fund its operations. However, there can be no assurance that the Company will be successful in its efforts to raise additional capital to fund its operations. If adequate capital is not available, the Company may not meet its obligations as they become due or may be required to curtail its operations sometime in the future.

     The Company must complete its annual goodwill imparment tests in the fourth quarter of 2005. If revenue and operating results continue to decline, there can be no assurance that an impairment would not be required.

On June 21, 2005, the Board of Directors of GP Strategies Corporation ("GP Strategies") approved plans to spin-off its 57% interest in GSE through a special dividend to the GP Strategies' stockholders. On September 30, 2005, the GP Strategies' stockholders received 0.283075 share of GSE common stock for each share of GP Strategies common stock or Class B stock held on the record date of September 19, 2005. Following the spin-off, GP Strategies ceased to have any ownership interest in GSE. GP Strategies will continue to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax, as well as a guarantee for the Company's credit facility pursuant to a Management Services Agreement which expires on December 2005 and can be renewed for successive one-year terms.

     For the three and nine months ended September 30, 2005, one customer (Battelle's Pacific Northwest National Laboratory) accounted for approximately 19.0% and 27.4%, respectively, of the Company's consolidated revenue. For the three and nine months ended September 30, 2004, this customer accounted for approximately 26.4% and 22.8%, respectively, of the Company's consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects GSE performs in Eastern and Central Europe.

     The Company's credit facility requires GSE to comply with certain financial ratios. At September 30, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated August 4, 2005 in which the lender agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default until the Company has delivered to the lender the Company's financial statements for the year ending December 31, 2005.

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000, which matures March 31, 2009 (the "Dolphin Note"), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $374,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID is accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance is netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock". For the three and nine months ended September 30, 2005, the Company recognized a gain of $577,000 from the change in fair value of these liabilities as of September 30, 2005. The gain is recorded in other income, net.

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

     Contract receivables unbilled totaled $5.4 million and $4.3 million as of September 30, 2005 and December 31, 2004, respectively. In October, 2005 the Company billed $882,000 of the unbilled amount.

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

(in thousands, except for  share amounts)                        Three months ended            Nine months ended
                                                                  September 30,                 September 30,
                                                               -------------------------  ---------------------------
                                                                 2005            2004          2005         2004
Numerator:
     Net income (loss)                                         $  (1,047)   $    (137)     $  (2,645)    $      203
                                                             =============  ============  ============  =============

Denominator:
     Weighted-average shares outstanding for basic
         earnings per share                                    8,999,706    8,949,706      8,998,607      8,949,706

     Effect of dilutive securities:
         Employee stock options, warrants, and
         convertible subordinated debt                               -                          -             43,767
                                                             -------------  ------------  ------------  -------------
     Adjusted weighted-average shares outstanding
         and assumed conversions for diluted
         earnings per share                                    8,999,706    8,949,706      8,998,607      8,993,473
                                                             =============  ============  ============  =============

     Shares related to dilutive securities excluded
         because inclusion would be anti-dilutive              2,844,672    1,429,383      1,554,873      1,297,826
                                                             =============  ============  ============  =============

     The difference between the basic and diluted number of weighted average shares outstanding for the nine months ended September 30, 2004 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. Conversion of the stock options, warrants and convertible subordinated debt was not assumed for the three and nine months ended September 30, 2005 because the impact was anti-dilutive.

3. Stock Compensation

     The Company applies the intrinsic-value-based method of accounting prescribe by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock issued to Employees", and related interpretations including FASB
Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25", issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.

     If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123, net income (loss) would have been as follows:

(in thousands, except per share data)                           Three months ended            Nine months ended
                                                                 September 30,                  September 30,
                                                              --------------------------  -------------------------
                                                                 2005            2004        2005            2004
                                                              ------------  ------------  ------------  -----------
Net income (loss), as reported                                $  (1,047)      $    (137)   $ (2,645)      $    203

Add stock-based employee compensation expense
     included in reported net income (loss)                          -               -          -               -
Deduct total stock-based employee compensation
     expense determined under fair-value-method
     for all awards                                                  -              (15)       (672)           (45)
                                                              ------------  ------------  ------------  -----------
     Pro forma net income (loss)                              $  (1,047)      $    (152)   $ (3,317)      $    158
                                                              ============  ============  ============  ===========
Net income (loss) per share, as reported:

Basic                                                         $   (0.12)      $   (0.02)   $  (0.29)      $   0.02
Diluted                                                       $   (0.12)      $   (0.02)   $  (0.29)      $   0.02

Net income (loss) per share, proforma:

Basic                                                         $   (0.12)      $   (0.02)   $  (0.37)      $   0.02
Diluted                                                       $   (0.12)      $   (0.02)   $  (0.37)      $   0.02

     The fair value of each  option was  estimated  on the date of grant using a
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                           Nine months ended
                                                             September 30,
                                                          ------------------------
                                                              2005          2004
                                                          ------------ ------------
Risk- free interest rates                                    4.0%            2.4%
Dividend yield                                               0.0%            0.0%
Expected life                                                  4.4             4.5
Volatility                                                  74.6%           83.7%


     Options with an average exercise price of $1.85 covering a total of 600,000 shares of common stock were granted to 47 employees in March 2005, all of which immediately vested. No other employee stock options were issued in the first nine months of 2005 or in the first nine months of 2004.

4. Long-term Debt

       The Company's long-term debt consists of the following:

(in thousands)                                                 September 30,        December 31,
                                                                   2005                 2004
                                                             ------------------   -----------------
Line of credit with bank                                      $      1,182           $    -
Senior convertible secured subordinated note payable                 2,000                -
Note payable, other                                                     -                 9
                                                             ------------------   -----------------
                                                                     3,182                9
Less warrant related discount, net of accretion                       (343)               -
Less convertible option discount, net of accretion                    (875)               -
                                                             ------------------   -----------------
                                                                     1,964                9
Less current portion                                                (1,182)              (9)
                                                             ------------------   -----------------
        Long-term debt, less current portion                  $        782           $    -
                                                             ==================   =================


          Line of Credit

     General Physics Corporation ("General Physics") is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. GP Strategies guarantees GSE's borrowings under the credit facility in consideration for a fee pursuant to the Management Services Agreement with GSE. The interest rate on this line of credit is based upon the Daily LIBOR Market Index Rate plus 3% (6.8375% as of September 30, 2005), with interest only payments due monthly. At September 30, 2005, the Company's available borrowing base was $1.5 million, of which $1,192,000 had been utilized, including $10,000 for a letter of credit. Subsequent to the spin-off of GSE on September 30, 2005, GP Strategies agreed to continue to guarantee GSE's borrowings under the credit facility through its expiration on August 13, 2006.

     The Company's credit facility requires GSE to comply with certain financial ratios. At September 30, 2005, GSE was not in compliance with its debt service coverage. The Company obtained a letter dated August 4, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default until the Company has delivered to the lender the Company's financial statements for the year ending December 31, 2005.

       Senior Subordinated Secured Convertible Note Payable

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000, which matures March 31, 2009 (the "Dolphin Note"), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $374,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID is accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance is netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock". For the three and nine months ended September 30, 2005, the Company recognized a gain of $577,000 from the change in the fair value of these liabilities as of September 30, 2005. The gain is recorded in other income, net.

Note Payable, Other

     The Company had an unsecured promissory note payable to a former employee. The final payment on the note was made in April 2005.

5. Series A Convertible Preferred Stock

     The Series A convertible preferred stock had no voting rights and required dividends at the rate of 6% per annum payable quarterly. Dividends accumulated if not paid quarterly and compounded interest accrued on any unpaid dividends. On October 23, 2003, the outstanding 39,000 shares of preferred stock were converted to common stock. Thus, as of September 30, 2005 and December 31, 2004 there are no shares of preferred stock outstanding. The Company had accrued dividends payable of $366,000 as of September 30, 2005 and December 31, 2004. Such amount accrues interest at the rate of 6% until paid.

6. Letters of Credit and Performance Bonds

     As of September 30, 2005, the Company has outstanding one $10,000 bid bond which is secured by a $10,000 letter of credit and a $30,000 performance bond which is secured by a bank guarantee of the Company's foreign subsidiary.

7. Income Taxes

     The Company's effective tax rate was 0.2% and 15.1% for the nine months ended September 30, 2005 and September 30, 2004, respectively. The decrease in the effective tax rate is attributable primarily to lower taxable income in Sweden. The Company has a full valuation allowance on its deferred tax assets.

     8. Administrative Charges from GP Strategies and Other Related Party Transactions

On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses the financial system of General Physics, a subsidiary of GP Strategies. GP Strategies guarantees GSE's borrowings under its credit facility in consideration for a fee included in the Management Services Agreement charge. The Agreement has been extended through December 31, 2005 and can be renewed for successive one-year terms.

     In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive with experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran continued as a GP Strategies employee throughout most of 2004, however, Mr. Moran devoted 100% of his time to the performance of his duties as CEO of GSE. On December 16, 2004, Mr. Moran became an employee of GSE. For the three and nine months ended September 30, 2004, GSE was charged $75,000 and $225,000, respectively by GP Strategies for Mr. Moran's compensation and benefits.

     Total expense recognized by the Company for GP Strategies administrative charges for the three and nine months ended September 30, 2005 was $171,000 and $513,000, respectively. Total expense recognized for the same periods in 2004 was $247,000 and $739,000, respectively.

9. Commitments and Contingencies

     In conjunction with the move of its Process Automation business to its Columbia, Maryland facility in May 2003, the Company subleased most of its vacated facility in Baltimore, Maryland to Alpharma USPD Inc. for a five-year period, although Alpharma could terminate the lease at the end of the second year provided a six-month notice was given. Alpharma elected to terminate the sublease on April 30, 2005. In May 2005, the Company's lease for the Baltimore facility was amended to release the Company from its rental obligation for 14,000 sq. ft. of the total 34,000 sq. ft. being leased effective October 1, 2005, as the landlord had entered into a new lease with another tenant for this space. In October 2005, the Company relocated its Maryland operations from its facility in Columbia to the Baltimore facility. Accordingly, the Company reversed its loss accrual for the Baltimore facility of $182,000 in the third quarter 2005; this credit was recorded in selling, general and administrative expenses.

     In October 2005, the Company signed an "Assignment of Lease and Amendment to Lease" that assigns and transfers to another tenant (the "assignee") the Company's rights, title and interest in its Columbia, Maryland facility lease. The Amendment is contingent upon the written approval of the landlord's bank. The effective date of the Amendment is the date that the Company delivers possession of the Columbia facility to the assignee, but no later than December 31, 2005. The assignee's obligation to pay rent under the Lease will begin on the date the assignee commences its intended renovations to the facility, but no later than February 1, 2006. The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations. Assuming that the Company continues to pay the rent on the Columbia facility until February 1, 2006, the Company will record a charge of approximately $350,000 related to the estimated loss on the lease assignment and moving expenses in the fourth quarter 2005.

10. New Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees". Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid in capital. SFAS No. 123R was to be effective as of July 1, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be postponed until January 1, 2006, for calendar year companies. The Company is currently in the process of evaluating the impact of SFAS No. 123R on its consolidated financial statements.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") is a leader in real-time high fidelity simulation technology and model development. The Company provides simulation solutions and services to the power generation industry, the process industries, and the U.S. Government. In addition, the Company provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry, and develops specialized software applications for emerging technologies. The Company has only one reportable segment.

     In the first nine months of 2005, the Company incurred a significant operating loss. The Company's revenue and profitability were impacted by the lower volume of orders logged in 2004 and 2005, and the Company's backlog has decreased from $19.6 million at December 31, 2004 to $13.9 million at September 30, 2005. In addition, the Company continued to spend heavily on business development activities in order to expand the Company's simulation business into new sectors, such as the U.S. military and homeland security markets. Accordingly, the Company's cash position has weakened during the nine months ended September 30, 2005, with total cash decreasing from $868,000 at December 31, 2004 to $804,000 at September 30, 2005, despite the infusion of $2.0 million through the issuance of a Senior Subordinated Secured Convertible Note to Dolphin Direct Equity Partners, LP in May 2005. The Company also has utilized $1.2 million of its $1.5 million credit facility during the nine months ended September 30, 2005. In order to help improve the Company's liquidity and operating results, management terminated a number of employees at the end of the third quarter 2005 and is in negotiations with the landlord of its Columbia, Maryland facility to assign the Company's lease to a third party. In early
October, the Company relocated its Maryland operations from its Columbia facility to its Baltimore facility. The Company is currently looking for additional capital to fund its operations. However, there can be no assurance that the Company will be successful in its efforts to raise additional capital to fund its operations. If adequate capital is not available, the Company may not meet its obligations as they become due or may be required to curtail its operations sometime in the future.

     The Company must complete its annual goodwill imparment tests in the fourth quarter of 2005. If revenue and operating results continue to decline, there can be no assurance that an impairment would not be required.

     On June 21, 2005, the Board of Directors of GP Strategies Corporation ("GP Strategies") approved plans to spin-off its 57% interest in GSE through a special dividend to the GP Strategies' stockholders. On September 30, 2005, the GP Strategies' stockholders received 0.283075 share of GSE common stock for each share of GP Strategies common stock or Class B stock held on the record date of September 19, 2005. Following the spin-off, GP Strategies ceased to have any ownership interest in GSE.

     On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. During the nine months ended September 30, 2005, GSE was charged $513,000 for GP Strategies' services. The Agreement has been extended through December 31, 2005 and can be renewed for successive one-year terms.

     On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics Corporation and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. GP Strategies guarantees GSE's borrowings under the credit facility in consideration for a fee pursuant to the Management Services Agreement with GSE. The guarantee continues in place after the spin-off from GP Strategies until August 2006.

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000, which matures March 31, 2009 (the "Dolphin Note"), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $374,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID is accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance is netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock". For the three and nine months ended September 30, 2005, the Company recognized a gain of $577,000 from the change in the fair value of these liabilities as of September 30, 2005. The gain is recorded in other income, net.

     The Company's credit facility requires GSE to comply with certain financial ratios. At September 30, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated August 4, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default until the Company has delivered to the lender the Company's financial statements for the year ending December 31, 2005.

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

General Business Environment

     Despite the Company's poor operating results and liquidity requirements previously discussed, the Company believes it is positioned to take advantage of emerging trends in the power industry including a global nuclear power renaissance driven by the high cost of oil coupled with environmental concerns caused by fossil fuels. In the U.S. alone, the operating licenses for 32 nuclear power plants will expire over the next several years. Many of these plants are planning significant upgrades to the physical equipment and control room technology in conjunction with the license extensions. Both will result in the need to modify or replace the existing plant control room simulators. The Company, having what it believes is the largest installed base of existing simulators, over 65%, is well positioned to capture a large portion of this business, although no assurance can be given.

     In the first quarter 2005, the Company completed an agreement with Westinghouse Electric Company LLC to become their preferred vendor for the development of simulators for the AP1000 reactor design. As a result of this agreement, GSE will work closely with Westinghouse to finalize the verification and validation of the AP1000 Reactor Human-Machine Interface for the Main Control Room. GSE expects to spend $125,000 in 2005 on developing simulation models for the AP1000 reactor. In turn, Westinghouse and GSE will collaborate on new opportunities both internationally and domestically. The first of these opportunities has developed in China. Recent reports indicate that the Chinese government expects to build 40 new nuclear plants over the next 10 years utilizing Western technology. Most of these new plants will require a stand alone simulator for which the Company believes it is best qualified to supply.

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

     The Company continues to focus on the fossil power segment of the power industry. In the second quarter 2005, the Company logged additional fossil power orders of approximately $700,000. The Company expects continued growth in this market segment and is focusing on second time simulation buyers that now demand the more sophisticated and realistic simulation models offered by the Company.

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

     The Company continues to invest heavily in developing business with the U.S. government and in particular its military component. There are two areas of emphasis in this market Homeland Security and Military Defense simulation. In Homeland Security, the Company has turned its attention to opportunities for simulation in disaster recovery and terrorist threat response. In the third quarter 2005, the Company continued development of its REMITS product used to simulate the operation of Emergency Operations Centers (EOC) run by municipal and state governments. REMITS is a Real-time Emergency Management Interactive Training System designed to simulate emergency situations and enable EOC staffs to train without requiring human participation in the field. REMITS enables the EOC staff to stay current with the technology and enables instructors to introduce new problems and challenges during the exercise to test the EOC staff response to changing situations. As the Federal Government spends billions in first responder training, the Company believes its REMITS product will find a large market in the developing field of training for disaster recovery and terrorist threat response. The Company is currently in final negotiations with a provider of command and control software that is installed in over 150 Homeland Security EOCs. REMITS would be integrated with their software. There is no certainty that REMITS will have a materially positive impact upon the Company's future performance.

     With regard to military defense simulation, the Company continues to execute its plan to capitalize on what is clearly recognized as the biggest simulation spender in the world, the U.S. Military. In the third quarter 2005, the Company executed approximately $430,000 in simulation work for the U.S. Navy on their nuclear propulsion program. The Navy selected GSE's technology for this program, which is expected to extend through the year 2025. The Company has entered into an agreement with Atlantis Systems Corporation, a leading training integrator specializing in the military and commercial aviation markets worldwide, to jointly market, win and execute contracts in the U.S. Government and Military markets. Under the terms of the agreement, GSE will license its proprietary simulation technology to Atlantis.

       As of September 30, 2005, the Company's backlog was $13.9 million.

Results of Operations

     The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)                            Three months ended September 30,           Nine months ended September 30,
                                             2005        %         2004       %         2005       %       2004        %
                                           ---------- ---------- --------- ---------   ---------- ---------- --------- ---------
Contract revenue                            $  4,607   100.0 %   $  7,340  100.0 %   $ 17,617    100.0 %   $ 22,498    100.0 %

Cost of revenue                                4,228    91.8 %     5,835    79.5 %     14,543     82.6 %     17,379     77.2 %
                                           ---------- ---------- --------- ---------   ---------- ---------- --------- ---------
Gross profit                                     379     8.2 %     1,505    20.5 %      3,074     17.4 %      5,119     22.8 %
                                           ---------- ---------- --------- ---------   ---------- ---------- --------- ---------
Operating expenses:
     Selling, general and administrative       1,395    30.3 %     1,449    19.7 %      5,001     28.4 %      3,871     17.3 %
     Administrative charges from GP Strategies   171     3.7 %       247     3.4 %        513      2.9 %        739      3.3 %
     Depreciation and amortization               243     5.2 %        64     0.9 %        387      2.2 %        207      0.9 %
                                           ---------- ---------- --------- ---------   ---------- ---------- --------- ---------
Total operating expenses                       1,809    39.2 %     1,760    24.0 %      5,901     33.5 %      4,817     21.5 %
                                           ---------- ---------- --------- ---------   ---------- ---------- --------- ---------

Operating income (loss)                       (1,430)  (31.0)%      (255)    (3.5)%    (2,827)   (16.1)%        302      1.3 %

Interest expense, net                           (180)   (3.9)%        (5)    (0.1)%      (251)    (1.4)%       (164)    (0.7)%
Other income, net                                593    12.8 %        19      0.3 %       439      2.5 %         35      0.2 %
                                           ---------- ---------- --------- ---------   ---------- ---------- --------- ---------

Income (loss) from continuing operatons
     before provision (benefit) for income ta (1,017)  (22.1)%      (241)    (3.3)%    (2,639)   (15.0)%        173      0.8 %

Provision (benefit) for income taxes              30     0.6 %       (44)    (0.6)%         6      0.0 %         30      0.2 %
                                           ---------- ---------- --------- ---------   ---------- ---------- --------- ---------

Income (loss) from continuing operations      (1,047)  (22.7)%      (197)    (2.7)%    (2,645)   (15.0)%        143       0.6%

Income from sale of discontinued operations        -      0.0%        60       0.8%         -       0.0%         60       0.3%
                                           ---------- ---------- --------- ---------   ---------- ---------- --------- ---------
Net income (loss)                           $ (1,047)    (22.7)% $  (137)    (1.9)%  $  (2,645)   (15.0)%  $    203       0.9%
                                           ========== ========== ========= =========   ========== ========== ========= =========


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

     Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. At September 30, 2005, the Company has net capitalized software development costs of $897,000. On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's balance sheet.

     Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109, "Accounting for Income Taxes", management makes a regular assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. At September 30, 2005, the Company's largest deferred tax asset related to a U.S. net operating loss carryforward of $16.1 million which expires in various amounts over the next twenty years. The amount of loss carryforward which can be used by the Company may be limited significantly. The recovery of the net deferred tax asset could not be substantiated by currently available objective evidence. Accordingly, the Company has established an $8.7 million valuation allowance for its deferred tax assets. The valuation allowance will be reduced if the Company's operations are able to realize taxable income in the future.

     Results of Operations - Three and Nine Months ended September 30, 2005 versus Three and Nine Months ended September 30, 2004.

     Contract Revenue. Total contract revenue for the quarter ended September 30, 2005 totaled $4.6 million, which was 37.2% lower than the $7.3 million total revenue for the quarter ended September 30, 2004. Revenue for the nine months ended September 30, 2005 was $17.6 million versus $22.5 million in the same period of 2004, a 21.7% decrease. For the nine months ended September 30, 2005, the Company has logged new orders totaling only $12.1 million. The decline in contract revenue is attributed to the low orders in 2005. At September 30, 2005, the Company's backlog was $13.9 million of which the Company believes approximately $4.7 million will be recognized as revenue in the next three months.

     Gross Profit. Gross profit totaled $379,000 (8.2% of revenue) for the quarter ended September 30, 2005, as compared with $1.5 million (20.5% of revenue) for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, gross profit decreased from $5.1 million (22.8% of revenue) for the nine months ended September 30, 2004 to $3.1 million (17.4% of revenue). The decrease in gross profit percentage is due to the following:

     * The Company adjusted the estimated costs to complete on certain long-term contracts during the third quarter, due principally to a change in the mix of internal and external labor cost, which resulted in a net reduction of gross profit recognized on the projects of approximately $407,000.

     * A lower revenue base to recover the Company's relatively fixed overhead.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $1.4 million in the quarter ended September 30, 2005, a 3.7% decrease as compared to the third quarter 2004. SG&A expenses for the nine months ended September 30, 2005 increased 29.2%, from $3.9 million for the nine months ended September 30, 2004 to $5.0 million. Business development costs decreased from $803,000 in the third quarter 2004 to $659,000 in the third quarter 2005 but increased from $2.0 million for the nine months ended September 30, 2004 to $2.3 million in the same period of 2005. The Company expanded its business development organization throughout 2004 into the first quarter of 2005, adding an additional five employees between the first quarter 2004 and the first quarter 2005. In addition, the Company incurred higher bidding and proposal costs in the pursuit of new orders. In order to reduce operating expenses, the Company terminated several of its business development personnel in the third quarter 2005 and reassigned others to operating positions. The Company's corporate and G&A expenses increased slightly from $835,000 in the third quarter 2004 to $852,000 in the third quarter 2005. For the nine months ended September 30, 2005, corporate and G&A expenses increased from $2.6 million for the first nine months of 2004 to $3.1 million in 2005. The Company has increased its reserve for bad debts by $153,000 in the third quarter 2005 and $246,000 for the nine months ended September 30, 2005. The increase in the third quarter 2005 bad debt expense was offset by lower corporate salary and travel expense. Other factors contributing to the increase in corporate and G&A expense for the nine months ended September 30, 2005 included (a) salary and benefit costs of John Moran, the Company's CEO who became a GSE employee in December 2004 and (b) $184,000 of severance costs, of which $67,000 had not been paid at September 30, 2005. Prior to December 2004, the Company was charged for Mr. Moran's services by GP Strategies and his costs were classified as GP Strategies administration fees. Gross spending on software product development ("development") totaled $227,000 in the quarter ended September 30, 2005 as compared to $134,000 in the same period of 2004. For the nine months ended September 30, 2005, gross development spending totaled $517,000 versus $373,000 in the same period of 2004. The Company anticipates that its total gross development spending in 2005 will approximate $800,000.

     The Company capitalized $170,000 of software development costs in the three months ended September 30, 2005 as compared to $80,000 in the same period of 2004. For the nine months ended September 30, 2005 and 2004, the Company capitalized $328,000 and $319,000, respectively. The Company's capitalized costs in the first nine months of 2005 were related to:

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

     * The development of new features for the XFlow modeling tool for modeling power plant buildings.

     Administrative Charges from GP Strategies. On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. Expense for the three and nine months ended September 30, 2005 was $171,000 and $513,000, respectively.

     In December 2003, GSE's Board of Directors elected John Moran, a GP Strategies executive with experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran continued as a GP Strategies employee until December 15, 2004 when he became a GSE employee. In the first nine months of 2004, GSE was charged $225,000 by GP Strategies for Mr. Moran's compensation and benefits.

     Depreciation and Amortization. Depreciation expense totaled $243,000 and $64,000 during the quarters ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004 depreciation expense totaled $387,000 and $207,000, respectively. Due to the relocation of the Company's Maryland operations from Columbia, Maryland to Baltimore, Maryland, the Company accelerated the depreciation of certain leasehold improvements in the third quarter 2005.

     Operating Income (Loss). The Company had an operating loss of $1.4 million (31.0% of revenue) in the third quarter 2005, as compared with operating loss of $255,000 (3.5% of revenue) for the same period in 2004. For the nine months ended September 30, 2005 and 2004, the Company had an operating loss of $2.8 million (16.1% of revenue) and operating income of $302,000 (1.3% of revenue), respectively. The decrease was due to the factors outlined above.

     Interest Expense, Net. Net interest expense increased from $5,000 in the quarter ended September 30, 2004 to $180,000 for the same quarter in 2005. For the nine months ended September 30, 2005 and 2004, net interest expense totaled $251,000 and $164,000, respectively. Included in interest expense in the three and nine months ended September 30, 2005 was OID accretion related to the Dolphin Note and GSE Warrant of $107,000 and $116,000, respectively. The Company expects interest in the fourth quarter 2005 to be comparable with that incurred in the third quarter 2005.

     For the three and nine months ended September 30, 2005, the Company incurred interest expense of $15,000 and $36,000, respectively, on borrowings against its $1.5 million credit facility. In 2004, the Company had no borrowings against the credit facility.

     The fees paid to the Company's financial institution as consideration for the extension of the Company's credit facility for a one-year period beginning March 23, 2003 were amortized over the one year extension. In the first quarter 2004, the Company recognized $94,000 of interest expense which completed the amortization of these costs.

     Other Income, Net. Other income, net was $593,000 and $479,000 in the three and nine months ended September 30, 2005. This includes gains and losses on the Company's derivative instruments including the liabilities associated with the Dolphin Note Conversion Option and GSE Warrants. At September 30, 2005, the Company had foreign currency contracts for sale of approximately $2.3 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the reduction in estimated fair value of the contracts during the third quarter 2005 of $8,000, and for the first nine months of 2005 of $164,000, in other expense. The estimated fair value of the contracts was $37,000 at September 30, 2005.

     In conjunction with the Dolphin Note and GSE Warrants, the fair value of the GSE Warrant was $374,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000. The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock". For the three and nine months ended September 30, 2005, the Company recognized a gain of $577,000 from the change in fair market value of these liabilities as of September 30, 2005

     Provision (Benefit) for Income Taxes. The Company's effective tax rate was ..2% and 15.1% for the nine months ended September 30, 2005 and September 30, 2004, respectively. The decrease in the effective tax rate is attributable primarily to lower taxable income in Sweden. The Company has a full valuation allowance on its deferred tax assets.

     Income on Sale of Discontinued Operations. In conjunction with the Company's sale of its Process Automation business in September 2003, the Company received $5.5 million in cash, subject to certain adjustments. The Company incurred approximately $865,000 of closing costs associated with the transaction, including a $100,000 accrual for possible post-closing claims from Novatech in the twelve months following the sale, as outlined in various provisions of the Asset Purchase Agreement. In the third quarter 2004, the Company reduced the accrual to management's best estimate of the Company's exposure to loss.

   Liquidity and Capital Resources

     As of September 30, 2005, the Company's cash and cash equivalents totaled $804,000 compared to $868,000 at December 31, 2004.

     Cash used in operating activities. For the nine months ended September 30, 2005, net cash used in operating activities was $2.7 million. The $577,000 gain on the change in the fair value of the Dolphin Warrant and Conversion Option liabilities was a non-cash transaction. Significant changes in the Company's assets and liabilities in 2005 included:

     * an $807,000 decrease in contract receivables. The decrease reflects the net of (a) a decrease in outstanding trade receivables of $1.7 million due to the lower project activity, (b) an increase in the Company's unbilled receivable balance of $1.2 million due to the timing of contract invoicing milestones, and (c) an increase in the bad debt reserve of $272,000.

     * a $1.4 million decrease in accounts payable, accrued compensation and accrued expenses. The reduction mainly reflects (a) a $175,000 reduction in obligations due to the Company's subcontractors working on projects in Mexico and Eastern Europe as some of the projects have been completed, (b) the payment of deferred bonuses to GSE management in 2005, totaling $187,000, related to the sale of the Process Automation business in 2003, and (c) the reversal of the $182,000 loss accrual for the Company's Baltimore Facility.

     Net cash used in operating activities was $283,000 for the nine months ended September 30, 2004; $223,000 was used by continuing operations and $60,000 was used by discontinued operations. Significant changes in the Company's assets and liabilities in 2004 included:

     * a $709,000 reduction in prepaid expenses and other assets. The reduction reflects (1) lower prepaid insurance expense due to the participation of the Company in some of GP Strategies' insurance programs, (2) the collection from Novatech Process Solutions LLC of expenses paid by the Company on behalf of Novatech after the sale of the Process business in 2003 and (3) a reduction in capitalized bank commitment fees.

     * An increase in accounts payable, accrued compensation and accrued expenses of $406,000. The increase reflects the increase in project activity in 2004 as compared to the prior year and the related increase in obligations to the Company's subcontractors that are working on projects located in Mexico and Eastern Europe.

     * a decrease in billings in excess of revenue earned by $2.6 million. In 2003, the Company had entered into a $6.6 million contract with a Mexican customer for a full scope simulator that allowed the Company to invoice the customer for 20% of the contract upon the receipt of the purchase order as an advance payment. The reduction in billings in excess of revenue earned largely reflects the completion of work which reduced the Company's liability to the customer for the advance payment.

     Cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2005 totaled $420,000. Capital expenditures totaled $120,000 and capitalized software development costs totaled $329,000. A $29,000 cash collateralized stand-by letter of credit expired in June 2005 and the cash collateral was released.

     Net cash used in investing activities was $55,000 for the nine months ended September 30, 2004, consisting of $144,000 of capitalized software development costs and $319,000 of capital expenditures, offset by the expiration of $408,000 of cash collateralized stand-by letters of credit for which the cash collateral was released.

     Cash used in financing activities. During the nine months ended September 30, 2005, the Company generated $3.1 million in cash from financing activities. The Company borrowed $1,182,000 from its bank line of credit, generated $100,000 from the conversion of employee stock options, and issued to Dolphin Direct Equity partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000. The Company also paid down a note payable by $9,000.

         The Company incurred $212,000 of deferred financing costs which will be amortized over the term of the note.

     In the nine months ended September 30, 2004, the Company used $24,000 in financing activities related to the pay down of a note payable.

Credit Facilities

     General Physics Corporation ("General Physics") is a wholly owned subsidiary of GP Strategies. On March 30, 2004, the Company was added as an additional borrower under the Financing and Security Agreement between General Physics and a financial institution. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. The interest rate on this line of credit is based upon the Daily LIBOR Market Index Rate plus 3% (6.8375% as of September 30, 2005), with interest only payments due monthly. At September 30, 2005, the Company's available borrowing base was $1.5 million, of which $1,192,000 had been utilized, inclusive of $10,000 for a letter of credit. The credit facility expires on August 12, 2006.

     The Company's credit facility requires GSE to comply with certain financial ratios. At September 30, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated August 4, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default Company has delivered to the lender the Company's financial statements for the year ending December 31, 2005.

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000, which matures March 31, 2009 (the "Dolphin Note"), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $374,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID is accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance is netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock".

     At September 30, 2005, the Company had foreign currency contracts for sale of approximately $2.3 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the reduction in estimated fair value of the contracts during the third quarter 2005 of $8,000, and for the first nine months of 2005 of $164,000, in other expense. The estimated fair value of the contracts was $37,000 at September 30, 2005.

New Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees". Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid in capital. SFAS No. 123R was to be effective as of July 1, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the ef fective date of SFAS 123R will be postponed until January 1, 2006, for calendar year companies. The Company is currently in the process of evaluating the impact of SFAS No. 123R on its consolidated financial statements.
Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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

     At June 30, 2005, the Company had foreign currency contracts for sale of approximately $2.3 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the reduction in estimated fair value of the contracts during the third quarter 2005 of $8,000, and for the first nine months of 2005 of $164,000, in other expense. The estimated fair value of the contracts was $37,000 at September 30, 2005.

     The Company is also subject to market risk related to the interest rate on its existing line of credit. As of September 30, 2005, such interest rate is based on the Libor Market Index Rate plus 300 basis-points. A 100 basis-point change in such rates during the three and nine months ended September 30, 2005 would have changed the Company's interest expense by approximately $2,000 and $5,000, respectively.

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000, which matures March 31, 2009, and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $374,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock".

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.   Defaults Upon Senior Securities

     The Company's credit facility requires GSE to comply with certain financial ratios. At September 30, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated August 4, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against GSE with respect to this event of default Company has delivered to the lender the Company's financial statements for the period ending December 31, 2005.

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

          _____________
*Filed herewith


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2005        GSE SYSTEMS, INC.

                               /S/ JOHN V. MORAN
                              --------------------
                                 John V. Moran
                            Chief Executive Officer
                         (Principal Executive Officer)



                              /S/ JEFFERY G. HOUGH
                            ------------------------
                                Jeffery G. Hough
               Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)