Form 10-K
period 2005-12-31
GSE SYSTEMS INC
filed 2006-03-31
CIK 944480

Conformed
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
 (Mark One)

          [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2005


                                       OR
          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission File Number 0-26494

                                GSE Systems, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                52-1868008
     -------------                           ----------------
(State of incorporation)            (I.R.S. Employer Identification Number)

7133 Rutherford Rd, Suite 200, Baltimore MD.         21244
--------------------------------------------        -------
(Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (410) 277-3740

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class            Name of each exchange on which registered
   ---------------------          -------------------------------------------
 Common Stock, $.01 par value           American Stock Exchange

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of Common Stock held by non-affiliates as of June 30, 2005 was $6,922,177 based on the closing price of such stock on that date of $1.80.

     The number of shares outstanding of each of the registrant's Common Stock and Series A Cumulative Convertible Preferred Stock as of March 15, 2006:

Common Stock, par value $.01 per share                     8,999,706 shares
Series A Cumulative Convertible Preferred Stock,
par value $.01 per share                                      42,500 shares


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I                                                                      Page
Item 1.         Business...................................................... 3
Item 1A.        Risk Factors..................................................19
Item 1B.        Unresolved Staff Comments.....................................23
Item 2.         Properties....................................................23
Item 3.         Legal Proceedings.............................................24
Item 4.         Submission of  Matters to a Vote of Security Holders..........24

PART II
Item 5.         Market for Registrant's Common Equity and Related
                        Stockholder Matters...................................25
Item 6.         Selected Consolidated Financial Data..........................27
Item 7.         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.............................29
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk....44
Item 8.         Financial Statements and Supplementary Data...................46
Item 9.         Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure................47
Item 9A.        Controls and Procedures.......................................47
Item 9B.        Other Information.............................................47

PART III
Item 10.        Directors and Executive Officers of the Registrant*...........48
Item 11.        Executive Compensation*.......................................48
Item 12.        Security Ownership of Certain Beneficial Owners
                        and Management and Related Stockholder Matters*.......48
Item 13.        Certain Relationships and Related Transactions*...............48
Item 14.        Principal Accountant Fees and Services*.......................48

PART IV
Item 15.        Exhibits and Financial Statement Schedules....................49

                SIGNATURES....................................................50
                Exhibits Index................................................51

     * to be incorporated by reference from the Proxy Statement for the registrant's 2006 Annual Meeting of Shareholders.

RETACT(R), GSE Systems(R), Thor(R), OpenSim(R), SmartTutor(R), SimSuite Pro(R), ESmart(R), and GAARDS(R) are registered trademarks and GFLOW+(TM), GLOGIC+(TM), GCONTROL+(TM), GPower+(TM), SimSuite Power(TM), SimExec(TM), eXtreme I/S(TM), RACS(TM), PEGASUS Plant Surveillance and Diagnosis System(TM), SIMONTM, BRUS(TM), SensBase(TM), Vista PINTM, and Java Applications & Development Environment (JADE)TM are trademarks of GSE Systems, Inc. All other trademarks used in this document are the property of their respective owners.

           Cautionary Statement Regarding Forward-LookingStatements.

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Forward-looking Statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as "expects", "intends", "believes", "may", "will" and "anticipates" to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors and those other risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

     If any one or more of these expectations and assumptions proves incorrect, actual results will likely differ materially from those contemplated by the forward-looking statements. Even if all of the foregoing assumptions and expectations prove correct, actual results may still differ materially from those expressed in the forward-looking statements as a result of factors we may not anticipate or that may be beyond our control. While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. We do not undertake to update any forward-looking statements made by us, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

                                     PART I


ITEM 1. BUSINESS.

     GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") is a world leader in real-time, high fidelity simulation. The Company provides simulation and educational solutions and services to the nuclear and fossil electric utility industry, the chemical and petrochemical industries and to the US Military Complex. In addition, the Company provides plant monitoring, and signal analysis monitoring and optimization software primarily to the power industry.

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

Recent Developments.

     On June 21, 2005, the Board of Directors of GP Strategies Corporation ("GP Strategies") approved plans to spin-off its 57% interest in GSE through a special dividend to the GP Strategies' stockholders. On September 30, 2005, the GP Strategies' stockholders received 0.283075 share of GSE common stock for each share of GP Strategies common stock or Class B stock held on the record date of September 19, 2005. Following the spin-off, GP Strategies ceased to have any ownership interest in GSE. GP Strategies will continue to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax pursuant to a Management Services Agreement which expires on December 31, 2006.

     In 2005, the Company incurred a significant operating loss. The Company's revenue and profitability were impacted by the low volume of orders logged in 2004 and 2005 and the Company's backlog decreased from $19.6 million at December 31, 2004 to $12.3 million at December 31, 2005. In addition, the Company continued to spend heavily on business development activities in order to expand the Company's simulation business into new sectors, such as integrating its simulation capabilities with broader training and educational programs. Accordingly, the Company's cash position weakened during the year, with total cash used in operating activities of $1.9 million. The Company received $2.0 million through the sale of a Senior Subordinated Secured Convertible Note to Dolphin Direct Equity Partners, LP ("Dolphin") in May 2005, and the Company utilized $1.2 million of its $1.5 million credit facility in 2005. The Company took actions that will reduce its operating expenses in 2006, including the termination of a number of employees and by restructuring two facility leases.

     In order to ensure that the Company has sufficient working capital in 2006, the Company completed several financing transactions in early 2006. On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the "Cancellation Agreement ") under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin's agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed below, the Company paid off the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share. Dolphin must exercise the new warrant promptly after the Company certifies to Dolphin on or after May 30, 2006 (the "Mandatory Exercise Date") that, among other things, the current stock price shall not be less than $1.25 on the Mandatory Exercise Date and that the average of the current stock prices for each trading day of the 30 calendar day period up to and including the Mandatory Exercise Date is not less than $1.25.

     On February 28, 2006, the Company raised $4.25 million through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to "accredited investors", as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock is convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company's Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would received from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In aggregate, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock. The Convertible Preferred Stock holders are entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30. If the Company does not make two consecutive dividend payments on the dates such payments are due, there will be an additional 30% warrant coverage of five-year warrants at a conversion price of $1.77 per share. At any time after March 1, 2007, the Company has the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeds 200% of the Series A Conversion Price. The holders of the Convertible Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote, together with the holders of the voting common stock, all voting together as a single class. The holders of the Convertible Preferred Stock are entitled to the number of votes equal to the number of GSE common stock that they would receive upon conversion of their Convertible Preferred Stock.

     The Company paid the placement agent 6% of the gross proceeds received by the Company from the offering ($255,000) plus five-year warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $1.77 per share.

     The proceeds were used to payoff the Dolphin Note and the Company's line of credit balance and for other working capital purposes.

     On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 90% of eligible accounts receivable, and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points, with interest only payments due monthly.

     The Company issued to Laurus Master Fund, Ltd. a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share.

     After the completion of the financing transactions discussed above, the Company believes that it has sufficient liquidity and working capital for its operations in 2006. However, if the Company is unable to operate profitably and generate sufficient cash from operations, the availability under its new line of credit may not be sufficient and the Company may be required to look for additional capital to fund its operations. There can be no assurance that the Company would be successful in raising such additional funds.

     The Company believes it is positioned to take advantage of emerging trends in the power industry including a global nuclear power renaissance driven by the high cost of oil coupled with environmental concerns caused by fossil fuels. In the U.S. alone, the operating licenses for 32 nuclear power plants will expire over the next several years. Many of these plants are planning significant upgrades to the physical equipment and control room technology in conjunction with the license extensions. Both will result in the need to modify or replace the existing plant control room simulators. The Company, having what it believes is the largest installed base of existing simulators, over 65%, is well positioned to capture a large portion of this business, although no assurance can be given that it will be successful in doing so.

     In the first quarter 2005, the Company completed an agreement with Westinghouse Electric Company LLC to become their preferred vendor for the development of simulators for the AP1000 reactor design. As a result of this agreement, GSE will work closely with Westinghouse to finalize the verification and validation of the AP1000 Reactor Human-Machine Interface for the Main Control Room. GSE expended approximately $124,000 in 2005 on developing simulation models for the AP1000 reactor. In turn, Westinghouse and GSE will collaborate on new opportunities both internationally and domestically. Recent reports indicate that the Chinese government expects to build 40 new nuclear plants over the next 10 years utilizing Western technology. Most of these new plants will require a stand alone simulator for which the Company believes it is best qualified to supply.

     In addition, in the second quarter 2005, the Company was awarded a $1.3 million contract, which will be completed April 2006, to develop simulation models for the novel Pebble Bed Modular Reactor System (PBMR) being developed by a South African company. The PBMR is a new high temperature gas cooled reactor that is inherently safe and reliable. Each reactor is designed to produce 165 MW, enough to provide energy for 40,000 hours. The system is designed such that additional reactors can easily be added as energy demand increases. The PBMR is ideally suited for areas with current modest energy needs that are expected to grow. GSE believes it is in an excellent position to provide the simulators that will be required with each PBMR installation, although there is no guarantee the Company will be awarded additional contracts.

     In the fourth quarter 2005, the Company continued its penetration of the worldwide nuclear power market by receipt of contract awards in the United
States, Europe, and Mexico, aggregating $3.2 million. It also sponsored a simulation seminar in Shanghai, China that was widely attended by professionals from the nuclear power industry, several Universities and the Chinese Central Government.

     Throughout the year, the Company continued its focus on the fossil power segment of the power industry. In 2005, the Company logged fossil power orders of over $3.8 million. The Company expects continued growth in this market segment and is focusing on second time simulation buyers that now demand the more sophisticated and realistic simulation models offered by the Company.

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

     Over the course of 2005, the Company continued to develop its concept of integrating simulation with broader training programs and educational initiatives giving customers a turnkey alternative to operator and maintenance training. The Company believes that this offering is unique. In the fourth quarter 2005, the Company announced the formation of the Emirates Simulation
Academy, LLC (ESA), a United Arab Emirates company, to build and operate simulation training academies in the Arab Gulf Region. GSE is a 10% owner of ESA. These simulation training centers will be designed to train and certify indigenous workers for deployment to a nation's critical infrastructure facilities including power plants, oil refineries, petro-chemical plants, desalination units and other industrial facilities. In January 2006, the Company announced the award of a contract valued at over $15 million from ESA to supply five simulators and an integrated training program.

     The Company continues to execute its plan with respect to military defense simulation. Over the course of the year the Company's revenue from its simulation work for the US Navy on their nuclear propulsion program grew to over $2 million. The Navy selected GSE's technology for this program, which is expected to extend through the year 2025. The Company also entered into an agreement with Atlantis Systems Corporation, a leading training integrator specializing in the military and commercial aviation markets worldwide, to jointly market, win and execute contracts in the U.S. Government and Military markets. Under the terms of the agreement, GSE will license its proprietary simulation technology to Atlantis.

     As of December 31, 2005, the Company's backlog was $12.3 million. However, as of February 28, 2006 the backlog was $29.5 million, of which $17.0 million is expected to be recognized as revenue in 2006.

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

     In October 2002, GSE purchased the stock of ManTech Automation Systems (Beijing) Company Ltd, from ManTech International Corp. The Chinese company, which has five employees, was renamed GSE Systems Engineering (Beijing) Company Ltd. This acquisition gave the Company a much needed base in China to pursue and implement simulation projects in that emerging market.

     In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003, by and between the Company, Process and Novatech. The Company received $5.5 million in cash.

Simulation Business.

     Power Simulation.


     Industry History

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

     Beyond traditional operator training uses, the Company sees a significant shift in the use of its simulators to test plant automation systems before they are deployed in the actual plant. Control strategies and equipment set points are validated on the simulator prior to plant start up to ensure the control schemes work properly and the expected plant performance is achieved. Performing these tests on a high fidelity simulator saves days or weeks in the plant start up, thereby reducing cost and ensuring quicker revenue generation by the utility.


Industry Future

     The Company sees a renaissance in nuclear power generation both domestically and internationally that will provide significant opportunities for expansion of the Company's business. China has announced plans to build 40 new nuclear plants by the year 2020. Russia has also announced plans for 40 new plants by 2030. New plants are on the drawing board or under construction in Finland, Slovakia, and Bulgaria. Domestically numerous utilities are preparing applications for Construction and Operating Licenses under the DOE 2010 incentive program, a joint government/industry cost-shared effort to identify sites for new nuclear power plants, develop advanced nuclear plant technologies, and demonstrate new regulatory processes leading to a private sector decision to order new nuclear power plants for deployment in the United States in the 2010 timeframe. Beyond new construction, numerous U.S. utilities are extending the useful life of their current assets.

     These license extension processes in the nuclear industry will result in significant changes in plant equipment and control room technology. Based upon U.S. Nuclear Regulatory Commission regulations, each training simulator is required to reflect all changes that are made in the actual plant, thus when changes in plant equipment and control room technology are made, the nuclear power plants must either upgrade existing simulators or purchase brand new simulators.

     The second phenomena affecting the industry is the aging of the nuclear and fossil plant operator workforce which will result in the need for simulation to train the next generation of plant operators. The industry is faced with an aging workforce at the same time new capacity is needed, thereby placing significant pressure on the industry to find and train the next generation of operations and maintenance personnel. According to the Energy Central Research and Analysis Division white paper entitled The High Cost of Losing Intellectual Capital, the U.S. Bureau of Labor Statistics predicts that 30% or more of the existing workforce will be eligible for retirement in the next five years, and it is believed that by 2012 there will be nearly 10,000 more utility industry jobs then workers to fill them.

     Therefore, the Company believes that these trends, if they come to fruition in whole or even in part, represent a market opportunity for its real-time simulation, plant optimization, asset management and condition monitoring products and services.

     GSE's solution

     The Company's Simulation business is a leader in the development, marketing and support of high fidelity, real-time, dynamic simulation software for the electric utility industry. The Company has built or modified about 65 of the approximately 75 full-scope simulators serving about 103 operating nuclear power plants in the United States. Outside the United States, GSE has built or modified about 73 of the approximately 167 full-scope simulators serving approximately 329 operating nuclear power plants.

     In 2005, the Company developed integrated training solutions which combine the power of the Company's simulation technology with training content to provide turn-key training for the power and process industries. These training centers will help industry bridge the gap between college and university level training, and real world experience through simulation. The students that graduate from GSE's training centers will be eminently more valuable to the market place.

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

     GSE provides both turnkey solutions, including simulated hardware and proprietary software, to match a specific plant, and discrete simulation technology for specific uses throughout a plant. Its substantial investment in simulation technology has led to the development of proprietary software tools. These tools significantly reduce the cost and time to implement simulation solutions and support long-term maintenance. The Company's high fidelity, real-time simulation technology for power plant fluid, logic and control, electrical systems and associated real time support software, JADE, is available for use primarily on UNIX, Linux and Windows computer platforms. The Company's eXtreme tools were designed for the Windows environment. Both technologies were specifically designed to provide user friendly graphic interfaces to the Company's high fidelity simulator.

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

*    Jstation, a JADE based web-enabled Instructor Station.

* eXtreme Tools is a suite of software modeling tools developed under the Microsoft Windows environment. It includes:

* XtremeFlow, a modeling tool that generates dynamic models for flow and pressure networks.

* XtremeControl, a modeling tool that generates control logic models from logic diagrams.

* XtremeLogic, a modeling tool that generates control logic models from schematic diagrams.

* Xtreme Electric, a modeling tool that generates electric system models from schematic and one-line diagrams.

* SimExec, and OpenSim are real-time simulation executive systems that control all real-time simulation activities and allows for an off-line software development environment in parallel with the training environment. OpenSim is targeted for users of Microsoft Windows operating systems, while SimExec is targeted for users of Microsoft Windows, UNIX and LINUX operating systems.

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

     The Simulation business also provides consulting and engineering services to help users plan, design, implement, and manage/support simulation and control systems. Services include application engineering, project management, training, site services, maintenance contracts and repair.

     Strategy

  The goal of the Power Simulation business is to expand its business on four fronts:

     *    Continue serving its traditional customer base.

     * Combine its simulation capability with training content to provide totally integrated training solutions.

     *    Market its  existing and  upgraded  simulation  products and its newly
          designed  signal  analysis  products  as  plant   optimization   asset
          management and condition monitoring tools.

     * Leverage its existing engineering staff to provide additional services to domestic and international clients.

     Traditional Simulation Market. Nuclear power currently accounts for about 20% of the electrical power grid capacity in the United States and this percentage will likely remain the same even as total capacity increases. Any new nuclear power plants will likely be of the advanced reactor designs created by Westinghouse, General Electric and Areva. These new designs require new simulators and training programs, as they are different from the nuclear power plant designs currently in operation. In addition to new power plants, existing nuclear power plants will likely be required to remain on-line for a longer period than originally expected. In order to stay in operation, many plants will require life extension modifications. Since all existing U.S. nuclear power plants went on-line before 1979, their designs and technology can also benefit from the substantial advances in plant design and technology developed over the past 25 years. For example, several of the Company's U.S. utility customers are considering replacing their existing hard panel control rooms with modern distributed control systems (DCS) as are common in fossil fuel plants, and which have been implemented in Europe for several years. Significant changes to control room instrumentation and overall control strategy from hard panel to DCS generally require modification or replacement of the plant simulator. With the largest installed base of nuclear plant simulators in the world, the Company believes it is uniquely positioned to serve this market segment with new simulation products and services. GSE has received several projects in the last two years for implementing digital turbine control systems in U.S. plants.

     As plants extend their useful life, many plan to "up-rate" the existing capacity to increase electrical yield. By changing the capacity of certain equipment in a plant, the utility can gain upwards of a 10%-15% increase in output. Again, any such changes must be reflected in the control room simulator, and operators must be trained on the new equipment before implementation.

     In addition to the United States markets, several emerging regions of the world are expanding their electrical capacity with both nuclear and fossil fuel power plants. This is particularly the case in China and the Gulf Region of the Middle East. In 2005 the Company made significant investments in both of these regions, and as a result has identified a number of high impact opportunities for full scope simulators and integrated training centers. GSE is increasing its marketing efforts in both of these areas.

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

     In recent years, a significant amount of the Company's international business has come from contracts in Eastern Europe, including the republics of the former Soviet Union, the Pacific Rim and India. In order to acquire and perform these contracts, the Company entered into strategic alliances with various entities including Automation Systems Co. Inc., a subsidiary of Beijing Jihang Automation (China); All Russian Research Institute for Nuclear Power Plant Operation (Russia); Kurchatov Institute (Russia); PowerGen (England); Risk Engineering Ltd. (Bulgaria); Samsung Electronics (Korea); Toyo Engineering Corporation (Japan); and the Institute for Information Industry (Taiwan). In March 2006, GSE completed a strategic alliance with the University of Strathclyde in Glasgow, UK to develop a simulation training and plant diagnostics center to serve the UK.

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

     Customers

     The Power Simulation business has provided approximately 200 simulation systems to an installed base of over 75 customers worldwide. In 2005, approximately 63% of the Company's revenue was generated from end users outside the United States. Customers include, among others, Arizona Public Service, Bernische Kraftwerke AG (Switzerland), Comission Federal De Electricidad (Mexico), Constellation Energy Group, Emerson Process Management, Honeywell Hi-Spec Solutions, Karnaraftsakerhet och Utbildning AB (Sweden), Nebraska Public Power District, Battelle's Pacific Northwest National Laboratory, Pebble Bed Modular Reactor (Pty) Ltd. (South Africa), and Nuclear Engineering Ltd. (Japan).

     For the years ended December 31, 2005, 2004, and 2003 one Power Simulation customer (Battelle's Pacific Northwest National Laboratory) accounted for approximately 25%, 24%, and 29%, respectively, of GSE's consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects GSE performs in Eastern and Central Europe.

     Sales and Marketing

     The Company markets its Power Simulation products and services through a network of direct sales staff, agents and representatives, systems integrators and strategic alliance partners. Market-oriented business and customer development teams define and implement specific campaigns to pursue opportunities in the power marketplace.

     The Company's ability to support its multi-facility, international and/or multinational Power Simulation clients is facilitated by its network of offices and strategic partners in the U.S. and overseas. Power Simulation offices are maintained in Maryland and Georgia, and outside the U.S., in Sweden, and China. In addition to the offices located overseas, the Company's ability to conduct international business is enhanced by its multilingual and multicultural work force. GSE has strategic relationships with systems integrators and agents representing its interests in:

* Brazil                                * Bulgaria
* Czech Republic                        * Germany
* India                                 * Japan
* Mexico                                * People's Republic of China
* Russia                                * Spain
* South Africa                          * South Korea
* Taiwan                                * Ukraine
* United Kingdom

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

     Competition

     GSE's competitors are a varied group. There are major corporations offering a wide range of products and services that include operator training simulators. There are also companies focused on Process Technology and manufacturing enhancement, such as Invensys and Honeywell who are DCS distributors to the refining industry and provide operator simulation as part of their DCS offering. There is a collection of companies with specific industry niches that enables them to compete in operator training simulation, such as Invensys and RSI. There are also the smaller training companies that compete at the lower cost levels of Computer Based Training (CBT) or simple simulations close to CBT.

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

     US Government and Military Simulation

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

     In addition, it is estimated that the U.S. Government averages yearly simulation procurements of over $4 billion for its military complex. The simulation  services  range from  building  new  simulators,  to  upgrading  and re-hosting existing simulators, to maintaining the installed base. The simulators are for Air Force and Naval planes and helicopters, Navy ships and shipboard systems, and Army tanks, trucks and ordinance systems, among many other applications.

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

     Strategy

     GSE is working closely with developers of emergency management communications and tasking software to embed simulation into their offerings and thereby gain access to market through their sales channels. In addition, the Company teamed with Atlantis Systems USA to pursue the military simulation market. Atlantis will provide the marketing leadership and the Company will provide its simulation technology solutions to Atlantis. The Company sees this as the most cost effective way of entering the military simulation market.

     Competition

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

Competitive Advantages

     The Company believes that it is in a strong position to compete in the Simulation markets based upon the following strengths:

* Technical and Applications Expertise. GSE is a leading innovator and developer of real-time software with more than 30 years of experience producing high fidelity real-time simulators. As a result, the Company has acquired substantial applications expertise in the energy and industrial process industries. The Company employs a highly educated and experienced multinational workforce of 123 employees, including approximately 84 engineers and scientists. Approximately 60% these engineers and scientists have advanced science and technical degrees in fields such as chemical, mechanical and electrical engineering, applied mathematics and computer sciences.

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

* International Strengths. Approximately 63% of the Company's 2005 revenue was derived from international sales of its products and services. GSE has a multinational sales force with offices located in Beijing, China, and Nykoping, Sweden and agents and representatives in 22 other countries. To capitalize on international opportunities and penetrate foreign markets, the Company has established strategic alliances and partnerships with several foreign entities.

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

Industries Served.

     The following chart illustrates the approximate percentage of the Company's 2005, 2004, and 2003 revenues by industries served:



                                        2005           2004            2003
                                     ------------   ------------    ------------
Nuclear power industry                    83%            85%             89%
Fossil power industry                     14%            10%              9%
Other                                      3%             5%              2%

                                      -----------   ------------    ------------
             Total                       100%           100%            100%
                                      ===========   ============    ============


Contract Backlog.

     The Company does not reflect an order in backlog until it has received a contract that specifies the terms and milestone delivery dates. As of December 31, 2005, the Company's aggregate contract backlog totaled approximately $12.3 million as compared to $19.6 million as of December 31, 2004. However, as of February 28, 2006, the backlog was $29.5 million, of which $17.0 million is expected to be recognized as revenue in 2006.

Employees.

     As of December 31, 2005, the Company had 123 employees as compared to 144 employees at December 31, 2004.

ITEM 1A.  RISK FACTORS.
-----------------------

The Company has limited cash resources. If the Company is unable to generate adequate cash flow from operations, it will need additional capital to fund its operations.

     In 2005, the Company incurred a significant operating loss. The Company's revenue and profitability were impacted by the low volume of orders logged in 2004 and 2005 and the Company's backlog decreased from $19.6 million at December 31, 2004 to $12.3 million at December 31, 2005. In addition, the Company continued to spend heavily on business development activities in order to expand the Company's simulation business into new sectors, such as integrating its simulation capabilities with broader training and educational programs.
Accordingly, the Company's cash position weakened during the year, with total cash used in operating activities of $1.9 million. The Company received $2.0 million through the sale of a Senior Subordinated Secured Convertible Note to Dolphin Direct Equity Partners, LP ("Dolphin") in May 2005, and the Company utilized $1.2 million of its $1.5 million credit facility in 2005. The Company took actions that will reduce its operating expenses in 2006, including the termination of a number of employees and by restructuring two facility leases.

     In order to ensure that the Company has sufficient working capital in 2006, the Company completed several financing transactions in early 2006. On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the "Cancellation Agreement ") under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin's agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed below, the Company paid off the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share. Dolphin must exercise the new warrant promptly after the Company certifies to Dolphin on or after May 30, 2006 (the "Mandatory Exercise Date") that, among other things, the current stock price shall not be less than $1.25 on the Mandatory Exercise Date and that the average of the current stock prices for each trading day of the 30 calendar day period up to and including the Mandatory Exercise Date is not less than $1.25.

     On February 28, 2006, the Company raised $4.25 million through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to "accredited investors", as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock is convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company's Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would received from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In total, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock.

     The proceeds were used to payoff the Dolphin Note and the Company's line of credit balance and for other working capital purposes.

     On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 90% of eligible accounts receivable, and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points, with interest only payments due monthly.


     After the completion of the transactions discussed above, the Company believes that it has sufficient liquity and working capital for its operations in 2006. However, if the Company is unable to operate profitably and generate sufficient cash from operations, the availability under its new line of credit may note be sufficient and the Company may be required to look for additional capital to fund its operations. There can be no assurance that the Company would be successful in raising such additional funds.

     The Company's expense levels are based upon its expectations as to future revenues, so it may be unable to adjust spending to compensate for a revenue shortfall. Accordingly, any revenue shortfall would likely have a disproportionate effect on the Company's operating results.

     The Company's revenue was $22.0 million, $29.5 million and $25.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company's operating income (loss) was ($4.7 million), $2,000 and ($1.0 million) in 2005, 2004 and 2003, respectively. The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of new products and enhancements by the Company and its competitors, and fluctuating foreign economic conditions. Since the Company's expense levels are based in part on its expectations as to future revenues, the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall and such revenue shortfalls would likely have a disproportionate adverse effect on operating results. The Company believes that these factors may cause the market price for its common stock to fluctuate, perhaps significantly. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. The Company's common stock has also experienced a relatively low trading volume, making it further susceptible to extreme price fluctuations.

Risk of International Sales and Operations.

     Sales of products and the provision of services to end users outside the United States accounted for approximately 63% of the Company's consolidated revenue in 2005. The Company anticipates that international sales and services will continue to account for a significant portion of its revenue in the foreseeable future. As a result, the Company may be subject to certain risks, including risks associated with the application and imposition of protective legislation and regulations relating to import or export (including export of high technology products) or otherwise resulting from trade or foreign policy and risks associated with exchange rate fluctuations. Additional risks include potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties involving the Company's strategic alliances and managing foreign sales agents or representatives and potential difficulties in accounts receivable collection. The Company currently sells products and provides services to customers in emerging market economies such as Russia, Ukraine, Bulgaria, and the Czech Republic. Although end users in the Ukraine accounted for 18%, 21%, and 29% of the Company's consolidated revenue in 2005, 2004, and 2003, respectively, GSE's customer for these projects was Battelle's Pacific Northwest National Laboratory, which is the purchasing agent for the U.S. Department of Energy. The DOE provides funding for various projects in Eastern and Central Europe. Accordingly, the Company is not subject to the political and financial risks that are normally faced when doing business in the Ukraine. The Company has taken steps designed to reduce the additional risks associated with doing business in these countries, but the Company believes that such risks may still exist and include, among others, general political and economic instability, lack of currency convertibility, as well as uncertainty with respect to the efficacy of applicable legal systems. There can be no assurance that these and other factors w ill not have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company relies on one customer for a substantial portion of its revenue. The loss of this customer would have a material adverse effect upon the Company's revenues and results of operations.

     For the years ended December 31, 2005, 2004, and 2003, one Power Simulation customer (Battelle's Pacific Northwest National Laboratory) accounted for approximately 25%, 24%, and 29%, respectively, of the Company's consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects the Company performs in Eastern and Central Europe. If the Company lost this customer, the Company's revenue and results of operations would be materially and adversely affected.

The Company's business is substantially dependent on sales to the nuclear power industry. Any disruption in this industry would have a material adverse effect upon the Company's revenue.

     In 2005, 83% of GSE's revenue was from customers in the nuclear power industry. The Company will continue to derive a significant portion of its revenue from customers in the nuclear power industry for the foreseeable future. The Company's ability to supply nuclear power plant simulators and related products and services is dependent on the continued operation of nuclear power plants and, to a lesser extent, on the construction of new nuclear power plants. A wide range of factors affect the continued operation and construction of nuclear power plants, including the political and regulatory environment, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, and general economic conditions.

The Company's debt agreement as of December 31, 2005 imposes significant operating and financial restrictions, which may prevent it from capitalizing on business opportunities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.


ITEM 2. PROPERTIES.

     The  Company  is  headquartered  in  a  facility  in  Baltimore,   Maryland
(approximately 20,000 square feet). The lease for this facility expires in 2008.

     In addition, the Company leases office space domestically in Georgia and internationally in China and Sweden. The Company leases these facilities for terms ending between 2006 and 2008.

     In conjunction with the move of its Process Automation business to its Columbia, Maryland facility in May 2003, the Company subleased most of its vacated facility in Baltimore, Maryland to Alpharma USPD Inc. for a five-year period, although Alpharma could terminate the lease at the end of the second year provided a six-month notice was given. Alpharma elected to terminate the sublease on April 30, 2005. In May 2005, the Company's lease for the Baltimore facility was amended to release the Company from its rental obligation for 14,000 sq.ft. of the total 34,000 sq. ft. being leased effective October 1, 2005 as the landlord had entered into a new lease with another tenant for this space. In October 2005, the Company relocated its Maryland operations from its facility in Columbia to the Baltimore facility.

     In October 2005, the Company signed an "Assignment of Lease and Amendment to Lease" that assigns and transfers to another tenant (the "assignee") the Company's rights, title and interest in its Columbia, Maryland facility lease. The assignee's obligation to pay rent under the Lease began on February 1, 2006. The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations.

     In September 2001, the Company entered into a sublease agreement with Infonetics (formerly ManTech Solutions & Technologies Corporation) in which Infonetics subleased 1,432 sq. feet of space in the Columbia, Maryland facility. The sublease terminated in October 2005.

     In September 2001, the Company entered into a sublease agreement with MECx (formerly ManTech Environmental Corp.) in which MECx subleased 2,088 sq. feet of space in the Columbia, Maryland facility. In October 2005, MECx moved to the Company's Baltimore facility and subleased 1,234 sq. ft. of that facility until February 2006 when the sublease was terminated.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended December 31, 2005.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock reported by the American Stock
Exchange:

                                      2005
                      -------------------------------------

                        Quarter          High         Low
                      ------------      ------       ------

                      First             $2.76        $1.75
                      Second            $2.20        $1.70
                      Third             $1.80        $1.25
                      Fourth            $1.58        $1.06



                                      2004
                      -------------------------------------

                        Quarter          High         Low
                      ------------      ------       ------

                      First             $2.33        $1.72
                      Second            $2.70        $1.45
                      Third             $2.78        $2.35
                      Fourth            $2.70        $1.95


     The following table sets forth the equity compensation plan information for the year ended December 31, 2005:

                               Number of securities to       Weighted average exercise         Number of securities
                               be issued upon exercise          price of outstanding          remaining available for
                               of outstanding options,         options, warrants and           future issuance under
      Plan category              warrants and rights                   rights                equity compensation plans
--------------------------------------------------------------------------------------------------------------------------

Equity compensation
plan approved by
security holders                   1,917,678                          $3.12                          368,442
--------------------------------------------------------------------------------------------------------------------------
Equity compensation
plan not approved
by security holders                 --                                $ --                              --
--------------------------------------------------------------------------------------------------------------------------
          Total                    1,917,678                          $3.12                          368,442

--------------------------------------------------------------------------------------------------------------------------


     The Company's common stock is listed on the American Stock Exchange, where it trades under the symbol "GVP".

     There were approximately 72 holders of record of the common stock as of March 15, 2006. The Company has never declared or paid a cash dividend on its common stock. The Company currently intends to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future on its common stock. In December 2001, the Company issued to ManTech International Corp. 39,000 shares of convertible preferred stock which accrued dividends at an annual rate of 6% payable quarterly. ManTech elected to convert the preferred stock to common stock in October 2003. At the date of the conversion, the Company's credit facility restricted the Company from paying any dividends on the preferred stock. At December 31, 2005, the Company had accrued dividends payable to ManTech of $366,000. The unpaid dividends accrue interest at 6% per annum. At December 31, 2005 the Company had an accrual for interest payable of $60,000.

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

     On February 28, 2006, the Company raised $4.25 million through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to "accredited investors", as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock holders are entitled to an 8% cumulative dividend, payable on a semiannual basis every June 20 and December 30. If the Company does not make two consecutive dividend payments on the dates such payments are due, there will be an additional 30% warrant coverage of five-year warrants at a conversion price of $1.77 per share.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     Historical consolidated results of operations and balance sheet data presented below have been derived from the historical financial statements of the Company. This information should be read in connection with the Company's consolidated financial statements.

(In Thousands, Except Per Share Data)
                                                                        Years ended December 31,

                                                         ------------------------------------------------------------------------
                                                             2005            2004           2003         2002           2001
                                                         --------------  --------------  ------------ ------------  -------------
Statements of Operations:
    Contract revenue                                          $ 21,950        $ 29,514      $ 25,019      $20,220        $25,509
    Cost of revenue                                             18,603          22,715        19,175       16,660         19,744
                                                         --------------  --------------  ------------ ------------  -------------
          Gross profit                                           3,347           6,799         5,844        3,560          5,765
                                                         --------------  --------------  ------------ ------------  -------------
    Operating expenses:
          Selling, general and administrative                    6,958           5,543         6,343        6,506          6,036
          Administrative charges from GP Strategies                685             974           100            -              -
          Depreciation and amortization                            431             280           392          395          1,098
                                                         --------------  --------------  ------------ ------------  -------------
    Total operating expenses                                     8,074           6,797         6,835        6,901          7,134
                                                         --------------  --------------  ------------ ------------  -------------
    Operating income (loss)                                     (4,727)              2          (991)      (3,341)        (1,369)
    Interest expense, net                                         (416)           (176)         (504)         (55)          (469)
    Other income (expense), net                                    497             316          (273)          37            442
                                                         --------------  --------------  ------------ ------------  -------------
    Income (loss) from continuing operations
          before income taxes                                   (4,646)            142        (1,768)      (3,359)        (1,396)
    Provision (benefit) for income taxes                           149              60            93          891           (153)
                                                         --------------  --------------  ------------ ------------  -------------
    Income (loss) from continuing operations                    (4,795)             82        (1,861)      (4,250)        (1,243)
                                                         --------------  --------------  ------------ ------------  -------------
    Income (loss) from discontinued operations,
               net of income taxes                                   -               -        (1,409)      (1,693)         1,502
    Income (loss) on sale of discontinued operations,
                   net of income taxes                               -              36          (262)           -              -
                                                         --------------  --------------  ------------ ------------  -------------
 Income (loss) from discontinued operations                          -              36        (1,671)      (1,693)         1,502
                                                         --------------  --------------  ------------ ------------  -------------
    Net income (loss)                                         $ (4,795)          $ 118      $ (3,532)     $(5,943)         $ 259
                                                         ==============  ==============  ============ ============  =============
   Basic income (loss) per common share (1):
          Continuing operations                                $ (0.53)         $ 0.01       $ (0.61)     $ (0.76)       $ (0.24)
          Discontinued operations                                    -               -         (0.26)       (0.29)          0.29
                                                         --------------  --------------  ------------ ------------  -------------
            Net income (loss)                                 $ (0.53)         $ 0.01       $ (0.87)     $ (1.05)        $ 0.05
                                                         ==============  ==============  ============ ============  =============
    Diluted income (loss) per common share (1):
          Continuing operations                                $ (0.53)         $ 0.01       $ (0.61)     $ (0.76)       $ (0.24)
          Discontinued operations                                    -               -         (0.26)       (0.29)          0.29
                                                         --------------  --------------  ------------ ------------  -------------
             Net income (loss)                                 $ (0.53)         $ 0.01       $ (0.87)     $ (1.05)        $ 0.05
                                                         ==============  ==============  ============ ============  =============

    Weighted average common shares outstanding:
                                              -Basic             8,999           8,950         6,542        5,863          5,217
                                                         ==============  ==============  ============ ============  =============
                                              -Diluted           8,999           9,055         6,542        5,863          5,259
                                                         ==============  ==============  ============ ============  =============

                                                               As of December 31,
                                                         ------------------------------------------------------------------------
                                                             2005            2004           2003         2002           2001
                                                         --------------  --------------  ------------ ------------  -------------
Balance Sheet data:
    Working capital (deficit)                                   $ (925)        $ 2,175       $ 2,130      $ 5,450        $ 6,535
    Total assets                                                11,982          14,228        16,536       28,894         33,674
    Long-term liabilities                                        1,567              19            34        9,031          6,735
    Stockholders' equity                                           897           5,945         5,679        8,111         13,852

    (1)  Basic and diluted income per common share for 2003 includes $2,140,000 preferred stock dividends and beneficial conversion premium which was deducted from net loss to arrive at net loss attributed to common shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On June 21, 2005, the Board of Directors of GP Strategies Corporation ("GP Strategies") approved plans to spin-off its 57% interest in GSE through a special dividend to the GP Strategies' stockholders. On September 30, 2005, the GP Strategies' stockholders received 0.283075 share of GSE common stock for each share of GP Strategies common stock or Class B stock held on the record date of September 19, 2005. Following the spin-off, GP Strategies ceased to have any ownership interest in GSE. GP Strategies will continue to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax pursuant to a Management Services Agreement which expires on December 31, 2006.

     In 2005, the Company incurred a significant operating loss. The Company's revenue and profitability were impacted by the low volume of orders logged in 2004 and 2005 and the Company's backlog decreased from $19.6 million at December 31, 2004 to $12.3 million at December 31, 2005. In addition, the Company continued to spend heavily on business development activities in order to expand the Company's simulation business into new sectors, such as integrating its core simulation capability with broader educational and training programs. Accordingly, the Company's cash position weakened during the year, with total cash used in operating activities of $1.9 million. The Company received $2.0 million through the sale of a Senior Subordinated Secured Convertible Note to Dolphin Direct Equity Partners, LP ("Dolphin") in May 2005, and the Company utilized $1.2 million of its $1.5 million credit facility in 2005. The Company took actions that will reduce its operating expenses in 2006, including the termination of a number of employees and by restructuring two facility leases.

     In order to ensure that the Company has sufficient working capital in 2006, the Company completed several financing transactions in early 2006. On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the "Cancellation Agreement ") under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin's agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed below, the Company paid off the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share. Dolphin must exercise the new warrant promptly after the Company certifies to Dolphin on or after May 30, 2006 (the "Mandatory Exercise Date") that, among other things, the current stock price shall not be less than $1.25 on the Mandatory Exercise Date and that the average of the current stock prices for each trading day of the 30 calendar day period up to and including the Mandatory Exercise Date is not less than $1.25.

     On February 28, 2006, the Company raised $4.25 million through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to "accredited investors", as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock is convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company's Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would received from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In total, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock. The Convertible Preferred Stock holders are entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30. If the Company does not make two consecutive dividend payments on the dates such payments are due, there will be an additional 30% warrant coverage of five-year warrants at a conversion price of $1.77 per share. At any time after March 1, 2007, the Company has the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeds 200% of the Series A Conversion Price. The holders of the Convertible Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote, together with the holders of the voting common stock, all voting together as a single class. The holders of the Convertible Preferred Stock are entitled to the number of votes equal to the number of GSE common stock that they would receive upon conversion of their Convertible Preferred Stock.

     The Company paid the placement agent 6% of the gross proceeds received by the Company from the offering ($255,000) plus five-year warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $1.77 per share.

     The proceeds were used to payoff the Dolphin Note and the Company's line of credit balance and for other working capital purposes.

     On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 90% of eligible accounts receivable, and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points, with interest only payments due monthly. The Company issued to Laurus Master Fund, Ltd. a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share.

     After the completion of the financing transactions discussed above, the Company believes that it has sufficient liquidity and working capital for its operations in 2006. However, if the Company is unable to operate profitably and generate sufficient cash from operations, the availability under its new line of credit may not be sufficient and the Company may be required to look for additional capital to fund its operations. There can be no assurance that the Company would be successful in raising such additional funds.

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

     Revenue Recognition on Long-Term Contracts. The majority of the Company's revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the pe riod in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified. The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.

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


     Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company amortizes the costs, on a straight line method, over the estimated useful life of the product, which normally ranges from three to five years. As of December 31, 2005, the Company has net capitalized software development costs of $940,000. On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's consolidated balance sheet.

     Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 Accounting for Income Taxes, management makes a regular assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. As of December 31, 2005, the Company's largest deferred tax asset related to a U.S. net operating loss carryforward of $20.4 million which expires in various amounts over the next twenty years. The amount of loss carryforward which can be used by the Company may be significantly limited. The recovery of the net deferred tax asset could not be substantiated by currently available objective evidence. Accordingly, the Company has established a $10.4 million valuation allowance for its deferred tax assets.

     Results of Operations.

     The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of contract revenue.

                                                                 Years ended December 31,
                                             -----------------------------------------------------------------------------------
                                               2005          %           2004           %            2003            %
                                             -----------  -----------  ------------  -----------   -----------    -----------
Contract revenue                               $ 21,950      100.0 %      $ 29,514      100.0 %      $ 25,019        100.0 %
Cost of revenue                                  18,603       84.7 %        22,715       76.9 %        19,175         76.6 %
                                             -----------  -----------  ------------  -----------   -----------    -----------

Gross profit                                      3,347       15.3 %         6,799       23.1 %         5,844         23.4 %
                                             -----------  -----------  ------------  -----------   -----------    -----------
Operating expenses:
     Selling, general and administrative          6,958       31.7 %         5,543       18.8 %         6,343         25.4 %
     Administrative charges from GP Strategies      685        3.1 %           974        3.3 %           100          0.4 %
     Depreciation and amortization                  431        2.0 %           280        1.0 %           392          1.6 %
                                             -----------  -----------  ------------  -----------   -----------    -----------
Total operating expenses                          8,074       36.8 %         6,797       23.1 %         6,835         27.4 %
                                             -----------  -----------  ------------  -----------   -----------    -----------

Operating income (loss)                          (4,727)     (21.5)%             2        0.0 %          (991)        (4.0)%

Interest expense, net                              (416)      (1.9)%          (176)      (0.6)%          (504)        (2.0)%
Other income (expense), net                         497        2.3 %           316        1.1 %          (273)        (1.1)%
                                             -----------  -----------  ------------  -----------   -----------    -----------

Income (loss) from continuing operations
   before income taxes                           (4,646)     (21.1)%           142        0.5 %        (1,768)        (7.1)%
Provision for income taxes                          149        0.7 %            60        0.2 %            93          0.3 %
                                             -----------  -----------  ------------  -----------   -----------    -----------

Income (loss) from continuing operations         (4,795)     (21.8)%            82        0.3 %        (1,861)        (7.4)%
                                             -----------  -----------  ------------  -----------   -----------    -----------
     Loss from discontinued operations,
     net of income taxes                              -        0.0 %             -        0.0 %        (1,409)        (5.6)%
     Income (loss) on sale of discontinued
       operations, net of income taxes                -        0.0 %            36        0.1 %          (262)        (1.1)%
                                             -----------  -----------  ------------  -----------   -----------    -----------
Income (loss) from discontinued operations            -        0.0 %            36        0.1 %        (1,671)        (6.7)%
                                             -----------  -----------  ------------  -----------   -----------    -----------
Net income (loss)                              $ (4,795)     (21.8)%         $ 118        0.4 %      $ (3,532)       (14.1)%
                                             ===========  ===========  ============  ===========   ===========    ===========

Comparison of the Years Ended December 31, 2005 to December 31, 2004

     Contract Revenue. Contract revenue decreased 25.6% from $29.5 million in 2004 to $22.0 million in 2005 primarily as a result of a decline in orders and lower volumes. In addition, the Company has an outstanding claim with a customer for work performed through December 31, 2005 of approximately $265,000, for which $120,000 has been recognized in 2005. Total orders logged in 2005 totaled $15.3 million as compared to $18.9 million in 2004. As of December 31, 2005, the Company's backlog was $12.3 million; however, as of February 28, 2006 the backlog was $29.5 million, of which $17.0 million is expected to be recognized as revenue in 2006.

     Gross Profit. Gross profit totaled $3.3 million (15.3% of revenue) for the year ended December 31, 2005 as compared with $6.8 million (23.1% of revenue) for the year ended December 31, 2004. The decline in gross profit is directly related to a decrease in contract revenue and certain adjustments made by the Company during 2005 to the estimated costs to complete several of its long-term contracts, which resulted in a net reduction of the contract-to- date gross profit recognized of approximately $895,000 or 4% of revenue.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2005 increased 25.5% from the prior year; from $5.5 million in 2004 to $7.0 million in 2005. Business development costs increased from $2.8 million for the year ended December 31, 2004 to $3.0 million in 2005, an 8.0% increase. The Company expanded its business development organization throughout 2004 into the first quarter of 2005, adding an additional five employees between the first quarter 2004 and the first quarter 2005. In addition, the Company incurred higher bidding and proposal costs in the pursuit of new orders. In order to reduce operating expenses, the Company terminated several of its business development personnel in mid-2005 and reassigned others to operating positions. The Company's corporate and G&A expenses increased 43.4% in 2005, from $2.5 million in 2004 to $3.7 million in 2005. The increase reflects severance costs of $301,000 in 2005 (of which $23,000 had not been paid as of December 31, 2005), bad debt expense of $496,000, and the salary and benefit costs of the Company's CEO who became a GSE employee in December 2004. Prior to December 2004, the Company was charged for the CEO's services by GP Strategies and his costs were classified as GP Strategies administration fees.

     Software and other development expenditures were $758,000 in 2005 and $552,000 in 2004 of which $275,000 and $191,000 was expensed in 2005 and 2004, respectively. The Company capitalized $483,000 of software development costs in 2005 as compared to $361,000 in 2004. The Company's capitalized costs in 2005 were related to:

* Enhancements to JADE (Java Applications & Development Environment), a Java-based application that provides a window into the simulation station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run scenarios from anywhere they have access to the web. JADE 3.0 was released in April 2005.

* The continued development of the Company's REMITS product used to simulate the operation of Emergency Operations Centers (EOC) run by municipal and state governments.

* The development of generic simulation models representing the Westinghouse Electric Company LLC AP1000 nuclear plant design.

* The development of new features for the Xflow modeling tool for modeling power plant buildings.

The Company anticipates that its total gross development spending in 2006 will approximate $700,000.

     Administrative Charges from GP Strategies. On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. Expense for these services was $685,000 in both 2005 and 2004. On September 30, 2005, GP Strategies spun-off its 57% interest in GSE through a special dividend to the GP Strategies' stockholders. Despite the spin-off, the Management Services Agreement has been extended through December 31, 2006 without an increase. In 2004, the Company was also charged $298,000 for salary and benefits of its CEO who was a GP Strategies employee until December 16, 2004.

     Depreciation and Amortization. Depreciation expense totaled $431,000 and $280,000 for 2005 and 2004, respectively. Due to the relocation of the Company's Maryland operations from Columbia, Maryland to Baltimore, Maryland, the Company accelerated the depreciation of certain leasehold improvements in 2005.

     Operating Income (Loss) The Company had an operating loss of $4.7 million (21.5% of revenue) in 2005 as compared with operating income of $2,000 in 2004. The 2005 operating loss was due to the factors outlined above.

     Interest Expense, Net. Net interest expense increased from $176,000 in 2004 to $416,000 in 2005. The Company incurred interest expense of $96,000 on the Dolphin Note in 2005. Also included in 2005 interest expense was original issue discount accretion related to the Dolphin Note and GSE Warrant of $203,000. See the Liquidity and Capital Resources discussion below.

     The Company incurred interest expense of $58,000 on borrowings against its $1.5 million credit facility. In 2004, the Company had no borrowings against the credit facility.

     Amortization of deferred financing costs totaled $37,000 in 2005 and $111,000 in 2004.

     Other Income (Expense), Net. Other income (expense), net was $497,000 and $316,000 in 2005 and 2004, respectively.

     In conjunction with the Dolphin Note and GSE Warrants, the fair value of the GSE Warrant was $375,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000. The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock. In 2005, the Company recognized a gain of $636,000 from the change in fair market value of these liabilities as of December 31, 2005. See the Liquidity and Capital Resources discussion below.

     At December 31, 2005, the Company had contracts for the sale of approximately 247 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the change in the estimated fair value of the contracts during 2005 of ($170,000) in other income (expense), net. The estimated fair value of the contracts was $31,000 as of December 31, 2005.

     At December 31, 2004, the Company had contracts for the sale of approximately 435 million Japanese Yen at fixed rates. The Company has not designated the contracts as hedges and, accordingly, recorded the change in the estimated fair value of the contracts of $203,000 in other income (expense).

     Provision for Income Taxes. In 2005, the Company's tax provision was $149,000 and consisted of foreign taxes of $103,000, deferred taxes of $50,000 and state taxes of ($4,000). The Company has a full valuation allowance on its deferred tax assets.

     The Company's tax provision in 2004 was $90,000; $60,000 related to continuing operations and $30,000 related to discontinued operations. The provision consisted of state taxes of $18,000, U.S. alternative minimum tax of $1,000, foreign taxes of $121,000 and deferred taxes of ($50,000).

     Income on Sale of Discontinued Operations. Income from discontinued operations was $36,000 in 2004 related to the Company's Process Simulation business sold in 2003.


Comparison of Year Ended December 31, 2004 to December 31, 2003.

     Contract Revenue. Revenue for the year ended December 31, 2004 was $29.5 million versus $25.0 million for the year ended December 31, 2003, an 18.0% increase. The increase reflected the significant order volume logged in 2003.

     Gross Profit. Gross profit increased from $5.8 million (23.4% of revenue) for the year ended December 31, 2003 to $6.8 million (23.1% of revenue) for the year ended December 31, 2004. The slight decrease in gross profit percentage is mainly attributable to adjustments made by the Company in the third quarter 2004 to the estimated costs to complete several of its long-term contracts which resulted in a net reduction of the project-to-date revenue and gross profit recognized on the projects of approximately $288,000. The impact of these adjustments was partially offset by:

     * a 13.7% decrease in the Company's overhead costs in 2004 together with a higher revenue base to recover the Company's relatively fixed overhead costs, and

     * higher stand-alone license revenue in 2004 ($1.0 million) as compared to the prior year ($175,000) which have higher margins than projects.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses totaled $5.5 million for the year ended December 31, 2004, a 12.7% decrease from the $6.3 million spent on SG&A in 2003. Business development costs increased from $1.8 million for the year ended December 31, 2003 to $2.8 million in 2004. This reflected the Company's renewed focus on business development in 2004 and the reassignment of four operating personnel into the business development function on January 1, 2004. In addition, the Company hired several consultants in 2004 to assist in the bidding and proposal activities of its new US government and military simulation division. The Company's corporate and G&A expenses decreased from $4.2 million in 2003 to $2.5 million in 2004 reflecting the outsourcing of the Company's corporate function to GP Strategies on January 1, 2004 and reduced insurance expense due to the inclusion of the Company under GP Strategies insurance policies. Gross spending on software product development ("development") totaled $552,000 in the year ended December 31, 2004 as compared to $856,000 in 2003. The reduction in gross development spending mainly reflects the release of JADE version 2.0 at the end of 2003. JADE is a Java-based application that provides a window into the simulation instructor station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run simulation scenarios from anywhere they have access to the web.

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

     * Additional enhancements to JADE (Java Applications & Development Environment), a Java-based application that provides a window into the simulation station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run scenarios from anywhere they have access to the web. JADE 3.0 was released in the second quarter 2005.

     Administrative Charges from GP Strategies. On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses General Physics' financial system. (General Physics is a subsidiary of GP Strategies.) In 2004, GSE was charged $685,000 for General Physics' services and $289,000 for salary and benefits of the Company's CEO who was a GP Strategies employee until December 16, 2004.

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

     Other Income (Expense), Net. At December 31, 2004, the Company had contracts for sale of approximately 435 million Japanese Yen at fixed rates. The Company has not designated the contracts as hedges and, accordingly, has recorded the estimated change in the fair value of the contracts of $203,000 in other income (expense).

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

     Loss on Sale of Discontinued Operations, net of income taxes. In conjunction with the Company's sale of its Process business in September 2003, the Company received $5.5 million in cash, subject to certain adjustments and recognized a loss of $262,000. In connection with the transaction, Novatech purchased certain assets with a book value of $11.7 million and assumed certain operating liabilities totaling approximately $6.8 million. The Company incurred approximately $865,000 of closing costs associated with the transaction, including a $100,000 accrual for possible post-closing claims from Novatech in the twelve months following the sale, as outlined in various provisions of the Asset Purchase Agreement. In the third quarter 2004, the Company reduced the accrual by $66,000 to management's best estimate of the Company's exposure to loss.

Liquidity and Capital Resources.

     As of December 31, 2005, GSE had cash and cash equivalents of $1.3 million versus $868,000 at December 31, 2004. After completion of the financing transactions discussed below, the Company believes that it has sufficient liquidity and working capital for its operations in 2006. However, if the Company is unable to operate profitably and generate sufficient cash from operations, the availability under its new line of credit may not be sufficient and the Company may be required to look for additional capital to fund its operations. There can be no assurance that the Company would be successful in raising such additional funds.

     Cash from operating activities. For the year ended December 31, 2005, net cash used in operating activities was $1.9 million compared with $393,000 in 2004. The increase of of $1.5 million was primarily attributed to the change in net loss of $4.8 million offset by significant changes in the Company's assets and liabilities, which in 2005 include:

     * A $1.8 decrease in contracts receivable. The decrease reflects the combination of (a) a decrease in outstanding trade receivables of $1.0 million due to the lower project activity in 2005, (b) a decrease in unbilled receivables of $560,000 due to the timing of contract invoicing milestones, and (c) an increase in the bad debt reserve of $220,000.

     * An $810 decrease in prepaid expenses and other assets. The decrease mainly reflects the following items: (a) the amortization of fees incurred in 2004 related to the issuance of project advance payment and performance bonds, (b) the reduction of an advance payment to a subcontractor in 2004 as the subcontractor performed the related work, and (c) the reduction in the fair value of the Company's hedging contracts.

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

     * a $547,000 reduction in prepaid expenses and other assets. The reduction reflects (1) lower prepaid insurance expense due to the participation of the Company in some of GP Strategies' insurance programs, (2) the collection from Novatech of expenses paid by the Company on behalf of Novatech after the sale of the Process business in 2003 and (3) amortization of capitalized bank commitment fees.

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

     * a $2.1 million increase in accounts payable, accrued compensation and accrued expenses. Due to the increased project activity in 2003, purchases of materials and subcontractor labor are at a higher level.

     * a $3.3 million increase in billings in excess of revenue earned. The increase reflects the receipt of an advance payment of $1.3 million on one project in 2003 and the timing of milestone billings on several other projects.

     Cash provided by (used in) investing activities. Net cash used in investing activities was $692,000 for the year ended December 31, 2005. The Company made capital expenditures of $182,000 and capitalized software development costs of $483,000. Net cash used in investing activities was $110,000 for the year ended December 31, 2004, consisting of $361,000 of capitalized software development costs and $222,000 of capital expenditures, offset by the expiration of stand-by letters of credit for which the $473,000 of cash collateral was released.
Standby letters of credit are issued by the Company in the ordinary course of business through banks as required by certain contracts and proposal requirements.

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

     Cash provided by (used in) financing activities. For the year ended December 31, 2005, the Company generated $3.1 million in cash from financing activities. The Company borrowed $1,182,000 from its bank line of credit, generated $100,000 from the exercise of employee stock options, and issued to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible
Note in the aggregate principle amount fo $2,000,000. The Company incurred $197,000 of deferred financing costs related to the Dolphin Note and paid down a note payable of $9,000.

     For the year ended December 31, 2004, the Company used $33,000 in financing activities related to the pay down of a note payable.

     For the year ended December 31, 2003, cash used in financing activities was $5.5 million, all of which was used in the continuing operations. The Company decreased its borrowings under its bank line of credit by $5.4 million from the proceeds received from the sale of the Process business.

Credit Facilities.

     Prior to March 7, 2006 and as of December 31, 2005, the Company had a $1.5 million credit facility through General Physics Corporation, a wholly owned subsidiary of GP Strategies. The line was collateralized by substantially all of the Company's assets and provided for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. GP Strategies guaranteed the borrowings. The interest rate on this line of credit was based upon the Daily LIBOR Market Index Rate plus 3% (7.38% as of December 31, 2005), with interest only payments due monthly. As of December 31, 2005, the Company's outstanding borrowings were $1,182,000 which were repaid on March 7, 2006.

     On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 90% of eligible accounts receivable, and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points, with interest only payments due monthly. There are no financial covenant requirements under the new agreement.

     The Company issued to Laurus Master Fund, Ltd. a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share.

     The Company borrowed $747,000 on March 8, 2006. Availability under the new agreement on that date was $1.6 million.

Senior Convertible Secured Subordinated Note Payable

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000, which matures March 31, 2009 (the "Dolphin Note"), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $375,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID is accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance is netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF NO. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock. For the year ended December 31, 2005, the Company recognized a gain of $636,000 from the change in the fair value of these liabilities. The gain is recorded in other income (expense), net.

     On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the "Cancellation Agreement" ) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin's agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed below, the Company paid off the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $.67 per share. Dolphin must exercise the new warrant promptly after the Company certifies to Dolphin on or after May 30, 2006 (the "Mandatory Exercise Date") that, among other things, the current stock price shall not be less than $1.25 on the Mandatory Exercise Date and that the average of the current stock prices for each trading day of the 30 calendar day period up to and including the Mandatory Exercise Date is not less than $1.25.

Series A Cumulative Preferred Stock

     On February 28, 2006, the Company raised $4.25 million through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to "accredited investors", as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock is convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company's Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In aggregate, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock. The Convertible Preferred Stock holders are entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30. If the Company does not make two consecutive dividend payments on the dates such payments are due, there will be an additional 30% warrant coverage of five-year warrants at a conversion price of $1.77 per share. At any time after March 1, 2007, the Company has the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeds 200% of the Series A Conversion Price. The holders of the Convertible Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote, together with the holders of the voting common stock, all voting together as a single class. The holders of the Convertible Preferred Stock are entitled to the number of votes equal to the number of GSE common stock that they would receive upon conversion of their Convertible Preferred Stock.

     The Company paid the placement agent 6% of the gross proceeds received by the Company from the offering ($255,000) plus five-year warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $1.77 per share.

     The proceeds were used to payoff the Dolphin Note and the Company's line of credit balance and for other working capital purposes.

Contractual Cash Commitments

     The following summarizes the Company's contractual cash obligations as of December 31, 2005, and the effect these obligations are expected to have on its liquidity and cash flow in future periods:

--------------------------------------------------------------------------------------------------------
                                                         Payments Due by Period
                                                             (in thousands)
--------------------------------------------------------------------------------------------------------
Contractual Cash
 Obligations                            Total      Less than       1-3 Years      4-5 Years     After 5
                                                     1 year                                       Years
--------------------------------------------------------------------------------------------------------
Long Term Debt (1)                    $ 3,182       $ 1,182         $ 2,000            $ -          $ -
--------------------------------------------------------------------------------------------------------
Subcontractor and
Purchase Commitments                  $ 2,176       $ 2,083            $ 93            $ -          $ -
--------------------------------------------------------------------------------------------------------
Net future minimum
 lease payments                       $ 2,396       $ 1,165         $ 1,231            $ -          $ -
--------------------------------------------------------------------------------------------------------
Total                                 $ 7,754       $ 4,430         $ 3,324            $ -          $ -
--------------------------------------------------------------------------------------------------------


     (1) On February 28, 2006, the Company raised $4.25 million through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to "accredited investors", as that term is used in rules and regulations of the Securities and Exchange Commission. The proceeds were used to pay off the $2.0 million Dolphin Note and the Company's $1.2 million line of credit balance and for other working capital purposes. The Convertible Preferred Stock holders are entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30. If the Company does not make two consecutive dividend payments on the dates such payments are due, there will be an additional 30% warrant coverage of five-year warrants at a conversion price of $1.77 per share.


     In October 2005, the Company signed an "Assignment of Lease and Amendment to Lease" that assigns and transfers to another tenant (the "assignee") the Company's rights, title and interest in its Columbia, Maryland facility lease. The assignee's obligation to pay rent under the Lease began on February 1, 2006. The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations.

     As of December 31, 2005, the Company was contingently liable for two letters of credit totaling $66,000. The letters of credit represent payment bonds on two contracts and have been cash collateralized. In addition, the Company was contingently liable at December 31, 2005 for approximately $30,000 under a performance bond on one contract which was secured by a bank guarantee of the Company's foreign subsidiary.

Foreign Exchange.

     A portion of the Company's international sales revenue has been and may be received in a currency other than the currency in which the expenses relating to such revenue are paid. When necessary, the Company enters into forward exchange contracts, options and swap agreements as hedges against certain foreign currency commitments to hedge its foreign currency risk.

Off-balance Sheet Obligations.

     The Company has no off-balance sheet obligations as of December 31, 2005, except for its operating lease commitments and outstanding letters of credit. See Contractual Cash Commitments above.

New Accounting Standards.

     In December 2004, the FASB issued SFAS No. 123R which revises SFAS No. 123 and supersedes APB No. 25. Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an adjustment to additional paid-in capital. The Company adopted SFAS No. 123R on January 1, 2006 using the Modified Prospective Application method without restatement of prior periods. Under this method, the Company recognizes compensation cost for the unvested fair value of its outstanding awards as of Janua ry 1, 2006. Compensation cost for these awards will be based on the fair value of the awards as disclosed on a pro forma basis under SFAS No. 123. The Company will account for awards that are granted, modified, or settled after the adoption date in accordance with SFAS No. 123R.

     At December 31, 2005, all of the Company's outstanding options are fully vested and thus there will be no compensation expense in 2006 related to the adoption of SFAS No. 123R. The Company has not yet developed an estimate of compensation expense related to future grants of stock options, which would result in additional expense under SFAS No. 123R.


Other Matters.

     To date, management believes inflation has not had a material impact on the Company's operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's market risk is principally confined to changes in foreign currency exchange rates. During the year ended December 31, 2005, 14% of the Company's revenue was from contracts which required payments in a currency other than U.S. Dollars, principally Swedish Krona (6%) and Japanese Yen (8%). For the year ended December 31, 2004, 3% and 13% of the Company's revenue was denominated in Swedish Krona and Japanese Yen, respectively. In addition, during the years ended December 31, 2005 and 2004, 13% and 16%, respectively, of the Company's expenses were incurred in Swedish Krona. The Company's exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions. The Company is also exposed to foreign exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results when tra nslated may vary from expectations and adversely impact overall expected profitability.

     The Company utilizes forward foreign currency financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is the Company's policy to use derivative financial instruments to protect against market risk arising in the normal course of business. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. The principal currency hedged is the Japanese yen. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impact of these exposures. The Company minimizes credit exposure by limiting counterparties to nationally recognized financial institutions.

     As of December 31, 2005, the Company had contracts for the sale of approximately 247 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the estimated fair value of the contracts of $31,000 as of December 31, 2005. The Company recognized unrealized gains (losses) of approximately ($170,000) and $203,000 in 2005 and 2004, respectively, on these contracts.

     The Company is also subject to market risk related to the interest rate on its existing line of credit. As of December 31, 2005, such interest rate is based on the Daily Libor Market Index Rate plus 300 basis-points. A 100 basis-point change in such rate during the year ended December 31, 2005 would have increased (decreased) the Company's annual interest expense by approximately $8,000.

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principle amount of $2,000,000, which matures March 31, 2009, and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $375,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, Accounting for Derivative Financial Insturments Indexed to, and Potentially Settled in a Company's Common Stock. For the year ended December 31, 2005, the Company recognized a gain of $636,000 from the change in fair market value of these liabilities from the date of issue to December 31, 2005. The closing price of the Company's common stock on December 31, 2005 as reported by the American Stock Exchange was $1.24 per share. If the closing price had been $1.34 or $1.14 at December 31, 2005, the gain recognized by the Company from the change in fair market value of these liabilities would have been $549,000 and $738,0000, respectively.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS


                                                                            Page
GSE Systems, Inc. and Subsidiaries
  Report of Independent Registered Public Accounting Firm....................F-1
  Consolidated Balance Sheets as of December 31, 2005 and 2004...............F-2
  Consolidated Statements of Operations for the years ended
        December 31, 2005, 2004, and 2003....................................F-3
  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005, 2004, and 2003..............................F-4
  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003..............................F-5
  Consolidated Statements of Cash Flows for the years ended
        December 31, 2005, 2004, and 2003....................................F-6
  Notes to Consolidated Financial Statements.................................F-7


            Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
GSE Systems, Inc.:


     We have audited the accompanying consolidated balance sheets of GSE Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSE Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.


     /s/ KPMG LLP

     Baltimore, Maryland
     March 29, 2006


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                           GSE SYSTEMS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (in thousands, except share data)
                                                                                                    December 31,
                                                                                              ----------------------------
                                                                                                  2005           2004
                                                                                              -------------  -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                                    $  1,321       $    868
     Restricted cash                                                                                     -             29
     Contract receivables                                                                            6,896          8,723
     Prepaid expenses and other current assets                                                         376            819
                                                                                              -------------  -------------
         Total current assets                                                                        8,593         10,439

Equipment and leasehold improvements, net                                                              329            596
Software development costs, net                                                                        940            909
Goodwill, net                                                                                        1,739          1,739
Other assets                                                                                           381            545
                                                                                              -------------  -------------
         Total assets                                                                             $ 11,982       $ 14,228
                                                                                              =============  =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                            $  1,182       $      9
     Accounts payable                                                                                3,019          2,998
     Due to GP Strategies Corporation                                                                  542            291
     Accrued expenses                                                                                1,612          1,608
     Accrued compensation and payroll taxes                                                          1,226          1,523
     Billings in excess of revenue earned                                                            1,177          1,079
     Accrued warranty                                                                                  754            667
     Other current liabilities                                                                           6             89
                                                                                              -------------  -------------
         Total current liabilities                                                                   9,518          8,264

Long-term debt                                                                                         869              -
Other liabilities                                                                                      698             19
                                                                                              -------------  -------------
        Total liabilities                                                                           11,085          8,283
                                                                                              -------------  -------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock $.01 par value, 2,000,000 shares authorized,  no shares issued and
         outstanding                                                                                     -              -
     Common stock $.01 par value, 18,000,000 shares authorized, shares issued and
         outstanding 8,999,706  in 2005 and  8,949,706 in 2004                                          90             89
     Additional paid-in capital                                                                     30,915         30,815
     Accumulated deficit - at formation                                                             (5,112)        (5,112)
     Accumulated deficit - since formation                                                         (23,839)       (19,044)
     Accumulated other comprehensive loss                                                           (1,157)          (803)
                                                                                              -------------  -------------
         Total stockholders' equity                                                                    897          5,945
                                                                                              -------------  -------------
         Total liabilities and stockholders' equity                                               $ 11,982       $ 14,228
                                                                                              =============  =============


The accompanying notes are an integral part of these consolidated financial statements.



                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                     Years ended December 31,
                                                                          ------------------------------------------
                                                                              2005          2004           2003
                                                                          -------------  ------------   ------------

Contract revenue                                                              $ 21,950       $29,514        $25,019
Cost of revenue                                                                 18,603        22,715         19,175
                                                                          -------------  ------------   ------------
Gross profit                                                                     3,347         6,799          5,844
                                                                          -------------  ------------   ------------

Operating expenses
     Selling, general and administrative                                         6,958         5,543          6,343
     Administrative charges from GP Strategies                                     685           974            100
     Depreciation and amortization                                                 431           280            392
                                                                          -------------  ------------   ------------
Total operating expenses                                                         8,074         6,797          6,835
                                                                          -------------  ------------   ------------

Operating income (loss)                                                         (4,727)            2           (991)

Interest expense, net                                                             (416)         (176)          (504)
Other income (expense), net                                                        497           316           (273)
                                                                          -------------  ------------   ------------

Income (loss) from continuing operations before income taxes                    (4,646)          142         (1,768)

Provision for income taxes                                                         149            60             93
                                                                          -------------  ------------   ------------

Income (loss) from continuing operations                                        (4,795)           82         (1,861)
                                                                          -------------  ------------   ------------

     Loss from discontinued operations, net of income taxes                          -             -         (1,409)
     Income (loss) on sale of discontinued operations, net
         of income taxes                                                             -            36           (262)
                                                                          -------------  ------------   ------------

Income (loss) from discontinued operations                                           -            36         (1,671)
                                                                          -------------  ------------   ------------

Net income (loss)                                                               (4,795)          118         (3,532)

Preferred stock dividends and beneficial conversion premium                          -             -         (2,140)
                                                                          -------------  ------------   ------------

Net income (loss) attributed to common shareholders                           $ (4,795)      $   118       $ (5,672)
                                                                          =============  ============   ============

     Basic income (loss) per common share:
         Continuing operations                                                $  (0.53)      $  0.01       $  (0.61)
         Discontinued operations                                                     -             -          (0.26)
                                                                          -------------  ------------   ------------
           Net income (loss)                                                  $ (0.53)        $ 0.01        $ (0.87)
                                                                          =============  ============   ============
     Diluted income (loss) per common share
         Continuing operations                                                $  (0.53)       $ 0.01        $ (0.61)
         Discontinued operations                                                     -             -          (0.26)
                                                                          -------------  ------------   ------------
           Net income (loss)                                                  $  (0.53)       $ 0.01        $ (0.87)
                                                                          =============  ============   ============

      The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)



                                                                           Years ended December 31,
                                                                -------------------------------------------
                                                                    2005           2004           2003
                                                                -------------  --------------  ------------


Net income (loss)                                                   $ (4,795)          $ 118      $ (3,532)

Foreign currency translation adjustment                                 (354)            148           236
                                                                -------------  --------------  ------------

Comprehensive income (loss)                                         $ (5,149)          $ 266      $ (3,296)
                                                                =============  ==============  ============

  The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC, AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)



                                 Preferred              Common                      Accumulated Deficit     Accumulated
                                   Stock                Stock        Additional  ------------------------     Other
                          ---------------------  -----------------    Paid-in        At          Since      Comprehensive
                           Shares     Amount    Shares    Amount     Capital     Formation    Formation       Loss         Total
                           ---------  --------  --------  -------  -----------   ----------  -----------  ------------  ----------

Balance,  January 1, 2003        39       $ -     5,870     $ 59     $ 27,841     $ (5,112)   $ (13,490)     $ (1,187)   $ 8,111

Common stock issued to GP
    Strategies Corporation        -         -       150        1          179            -            -             -        180
Fair value of warrants issued
    to non-employees              -         -         -        -           86            -            -             -         86
Preferred stock dividends
    declared and payable          -         -         -        -            -            -         (190)            -       (190)
Stock dividend issued due
    to change in preferred
    stock conversion price        -         -     1,037       10        1,940            -       (1,950)            -          -
Conversion of preferred
    stock to common stock       (39)        -     1,474       15          (14)           -            -             -          1
Conversion of subordinated
    debt to common stock          -         -       419        4          783            -            -             -        787
Foreign currency translation
    adjustment                    -         -         -        -            -            -            -           236        236
Net loss                          -         -         -        -            -            -       (3,532)            -     (3,532)
                           ---------  --------  --------  -------  -----------   ----------  -----------  ------------  ----------
Balance, December 31, 2003        -         -     8,950       89       30,815       (5,112)     (19,162)         (951)     5,679

Foreign currency translation
    adjustment                    -         -         -        -            -            -            -           148        148
Net income                        -         -         -        -            -            -          118             -        118
                           ---------  --------  --------  -------  -----------   ----------  -----------  ------------  ----------
Balance, December 31, 2004        -         -     8,950       89       30,815       (5,112)     (19,044)         (803)     5,945

Common stock issued for
    options exercised             -         -        50        1          100            -            -             -        101
Foreign currency translation
    adjustment                    -         -         -        -            -            -            -          (354)      (354)
Net loss                          -         -         -        -            -            -       (4,795)            -     (4,795)
                           ---------  --------  --------  -------  -----------   ----------  -----------  ------------  ----------
Balance, December 31, 2005        -       $ -     9,000     $ 90     $ 30,915     $ (5,112)   $ (23,839)     $ (1,157)   $   897
                           ========= =========  ========  =======  ===========   ==========  ===========  ============  ==========

The accompanying notes are an integral part of these consolidated financial statements.


                       GSE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Years ended December 31,
                                                                             ------------------------------------------
                                                                                2005           2004           2003
                                                                             ------------  -------------   ------------
Cash flows from operating activities:
Net income (loss)                                                               $ (4,795)         $ 118       $ (3,532)
     Loss from discontinued operations                                                 -              -         (1,409)
     Income (loss) on sale of discontinued operations                                  -             36           (262)
                                                                             ------------  -------------   ------------
Income (loss) from continuing operations                                          (4,795)            82         (1,861)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                 1,121            678            731
     Change in fair market value of liabilities for conversion option and warrants  (636)             -              -
     Foreign currency transaction (gain) loss                                         35            (52)            (5)
     Deferred income taxes                                                            50            (50)             -
     Changes in assets and liabilities:
         Contract receivables                                                      1,827            734         (3,010)
         Prepaid expenses and other assets                                           810            547           (624)
         Accounts payable, accrued compensation and accrued expenses                (597)           200          2,060
         Due to GP Strategies Corporation                                            251            191            100
         Billings in excess of revenue earned                                         79         (2,829)         3,335
         Accrued warranty reserves                                                    87            158           (158)
         Other liabilities                                                           (25)           (50)           (26)
         Income taxes payable                                                        (58)            34            (36)
                                                                             ------------  -------------   ------------
     Net cash provided by (used in) continuing operations                         (1,851)          (357)           506
     Net cash provided by (used in) discontinued operations                            -            (36)           883
                                                                             ------------  -------------   ------------
Net cash provided by (used in) operating activities                                (1,851)          (393)         1,389
                                                                             ------------  -------------   ------------

Cash flows from investing activities:
     Proceeds from sale of Process business, net of transaction costs                  -              -          5,245
     Net cash paid for acquisition of businesses                                       -              -           (515)
     Capital expenditures                                                           (182)          (222)          (191)
     Capitalized software development costs                                         (483)          (361)          (542)
     Releases (restrictions) of cash as collateral under letters of credit, net      (27)           473            245
     Other cash used in discontinued operations, net                                   -              -           (506)
                                                                             ------------  -------------   ------------
Net cash provided by (used in) investing activities                                 (692)          (110)         3,736
                                                                             ------------  -------------   ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                          100              -              -
     Increase (decrease) in borrowings under line of credit                        1,182              -         (5,431)
     Issuance of subordinated convertible note payable                             2,000              -              -
     Deferred financing costs                                                       (232)             -              -
     Other financing repayments                                                       (9)           (33)           (30)
                                                                             ------------  -------------   ------------
Net cash provided by (used in) financing activities                                3,041            (33)        (5,461)
                                                                             ------------  -------------   ------------

Effect of exchange rate changes on cash                                              (45)            16            107
                                                                             ------------  -------------   ------------
Net increase (decrease) in cash and cash equivalents                                 453           (520)          (229)
Cash and cash equivalents at beginning of year                                       868          1,388          1,617
                                                                             ------------  -------------   ------------
Cash and cash equivalents at end of year                                         $ 1,321          $ 868        $ 1,388
                                                                             ============  =============   ============


The accompanying notes are an integral part of these consolidated financial statements.

1.  Business and basis of presentation

     GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") develops and delivers business and technology solutions by applying simulation software, systems and services to the energy industry worldwide.

     On June 21, 2005, the Board of Directors of GP Strategies Corporation ("GP Strategies") approved plans to spin-off its 57% interest in GSE through a special dividend to the GP Strategies' stockholders. On September 30, 2005, the GP Strategies' stockholders received 0.283075 share of GSE common stock for each share of GP Strategies common stock or Class B stock held on the record date of September 19, 2005. Following the spin-off, GP Strategies ceased to have any ownership interest in GSE. GP Strategies will continue to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax pursuant to a Management Services Agreement which expires on December 31, 2006.

     The Company's operations are subject to certain risks and uncertainties including, among others, rapid technological changes, success of the Company's product development, marketing and distribution strategies, the need to manage growth, the need to retain key personnel and protect intellectual property, and the availability of additional financing on terms acceptable to the Company.

     In September 2003, the Company completed the sale of substantially all of the assets of GSE Process Solutions, Inc. (Process) to Novatech, LLC (Novatech) pursuant to an Asset Purchase Agreement, effective as of September 25, 2003. The operating results of the Company's Process business have been classified as discontinued operations in the Consolidated Statements of Operations for all periods presented.

     In 2005, the Company incurred a significant operating loss. The Company's revenue and profitability were impacted by the low volume of orders logged in 2004 and 2005 and the Company's cash position weakened during the year, with total cash used in operating activities of $1.9 million. After the completion of the financing transactions discussed in Note 19 Subsequent events, the Company believes that it has sufficient liquidity and working capital for its operations in 2006. However, if the Company is unable to generate sufficient cash from operations, the availability under its new line of credit may not be sufficient and the Company may be required to look for additional capital to fund its operations. There can be no assurance that the Company would be successful in raising such additional funds.

2.  Summary of significant accounting policies

Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Accounting estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to revenue recognition, capitalization of software development costs, and the recoverability of deferred tax assets. Actual results could differ from those estimates.

Revenue recognition

     The  majority  of the  Company's  revenue  is derived  through  the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estima ted losses are charged against earnings in the period such losses are identified. The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim. The Company has an outstanding claim with a customer for work performed through December 31, 2005 of approximately $265,000, for which $120,000 has been recognized in 2005.

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

Cash and cash equivalents

     Cash and cash equivalents consist of cash on hand and overnight sweep investments with maturities of three months or less at the date of purchase.

Contract Receivables

     Contract receivables include recoverable costs and accrued profit not billed which represents revenue recognized in excess of amounts billed. The liability, "Billings in excess of revenue earned," represents billings in excess of revenue recognized.

     Billed receivables are recorded at invoiced amounts. The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, and specific identification and review of past due accounts. The activity in the allowance for doubtful accounts is as follows:

(in thousands)
                                      For the years ended December 31,
                                 ----------------------------------------------
                                    2005             2004             2003
                                 ------------     ------------     ------------

Beginning balance                      $  24            $   7             $ 35

Current year provision                   496               35               21

Current year write-offs                 (275)             (18)             (49)
                                 ------------     ------------     ------------
Ending balance                         $ 245            $  24             $  7
                                 ============     ============     ============


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

Software development costs

     Certain  computer  software   development  costs  are  capitalized  in  the
accompanying consolidated balance sheets in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenue and is provided using the straight-line method over the remaining estimated economic life of the product, not to exceed five years.

Development expenditures

     Development expenditures incurred to meet customer specifications under contracts are charged to contract costs. Company sponsored development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored development activities relating to the development of new products and services or the improvement of existing products and services, were approximately $758,000, $552,000, and $856,000, for the years ended December 31, 2005, 2004 and 2003, respectively. Certain of these expenditures were capitalized as software development costs. See Note 7, Software development costs.

Impairment of Long-Lived Assets

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Lond-Lived Assets, property and equiptment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Goodwill is tested annually, on November 30, for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. No impairment losses were recognized in 2005, 2004, and 2003.

Foreign currency translation

     Balance sheet accounts for foreign operations are translated at the exchange rate at the balance sheet date, and income statement accounts are translated at the average exchange rate for the period. The resulting translation adjustments are included in other comprehensive income (loss). Transaction gains and losses, resulting from changes in exchange rates, are included in other income (expense) in the Consolidated Statements of Operations in the period in which they occur. For the years ended December 31, 2005, 2004, and 2003, foreign currency transaction gains (losses) were approximately ($35,000), $52,000, and $5,000, respectively.

Warranty

     As the Company recognizes revenue under the percentage of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims. The activity in the warranty accounts is as follows:

(in thousands)                                             As of and for the
                                                       Years ended December 31,
                                 ------------------------------------------------------------------
                                          2005                    2004                 2003
                                 --------------------    ---------------------   ------------------
Beginning balance                        $ 667                    $ 509              $   667

Current year provision                     286                      312                  470

Current year claims                       (166)                    (154)                (628)

Currency adjustment                        (33)                       -                   -
                                 --------------------    ---------------------   ------------------
Ending balance                           $ 754                    $ 667              $   509
                                 ====================    =====================   ==================



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

     If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123, net income (loss) would have been as follows:

(in thousands, except per share data)
                                                                                           Years ended December 31,
                                                                        -----------------------------------------------------
                                                                               2005               2004               2003
                                                                        ----------------  -----------------  ----------------

Net income (loss) attributed to
     common stockholders, as reported                                        $ (4,795)            $  118         $ (5,672)
Add stock-based employee compensation expense
     included in reported net income (loss), net of tax                           -                   -              -
Deduct total stock-based employee compensation
     expense determined under fair-value-method
     for all awards, net of tax                                                  (672)               (51)            (381)
                                                                        ----------------  -----------------  ----------------
     Proforma net income (loss)                                              $ (5,467)            $  67          $ (6,053)
                                                                        ================  =================  ================
Net income (loss) per share, as reported:

Basic                                                                        $  (0.53)            $ 0.01         $  (0.87)
Diluted                                                                      $  (0.53)            $ 0.01         $  (0.87)

Proforma net income (loss) per share:

Basic                                                                        $  (0.61)            $ 0.01         $  (0.93)
Diluted                                                                      $  (0.61)            $ 0.01         $  (0.93)


     Options with an average exercise price of $1.85 covering a total of 600,000 shares of common stock were granted to 47 employees in March 2005, all of which vested immediately. No employee stock options were issued in 2004 or 2003.

     The fair value of each option  granted in 2005 was estimated on the date of
grant   using  a   Black-Scholes   option-pricing   model  with  the   following
weighted-average assumptions:

Risk-free interest rate                    4.0%
Dividend yield                             0.0%
Expected life                               4.4
Volatility                                74.6%



Income (loss) per share

     Basic income (loss) per share is based on the weighted average number of outstanding common shares for the period. Diluted income (loss) per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options, warrants, convertible subordinated debt or convertible preferred stock were exercised or converted into common stock. The number of common shares and common share equivalents used in the determination of basic and diluted income (loss) per share was as follows:

(in thousands, except for share and per share amounts)
                                                                                  Years ended December 31,

                                                                     2005                 2004               2003
                                                               ------------------   -----------------  -----------------
Numerator:
      Net income (loss)                                         $    (4,795)           $    118          $   (3,532)
      Stock dividend- beneficial conversion premium                     -                     -              (1,950)
      Preferred stock dividends                                         -                     -                (190)
                                                               ------------------   -----------------  -----------------

      Net income (loss) attributed to
           common stockholders                                  $    (4,795)           $    118          $   (5,672)
                                                               ==================   =================  =================
Denominator:
      Weighted-average shares outstanding for basic
           earnings per share                                     8,999,021              8,949,706        6,542,000
      Effect of dilutive securities:
           Employee stock options, warrants and
          options outside the plan                                            -            105,736               -
                                                               ------------------   -----------------  -----------------
      Adjusted weighted-average shares outstanding
           and assumed conversions for diluted
           earnings per share                                     8,999,021              9,055,442        6,542,000
                                                               ==================   =================  =================
      Shares related to dilutive securities excluded
           because inclusion would be anti-dilutive:              2,753,213              1,294,826        1,903,976
                                                               ==================   =================  =================

      Basic income (loss) per common share:
           Continuing operations                                $     (0.53)            $     0.01       $    (0.61)
           Discontinued operations                                            -                 -             (0.26)
                                                               ------------------   -----------------  -----------------
                        Net income (loss)                       $     (0.53)            $     0.01       $    (0.87)
                                                               ==================   =================  ==================

    Diluted income (loss) per common share:
           Continuing operations                                $     (0.53)            $     0.01       $    (0.61)
           Discontinued operations                                       -                      -             (0.26)
                                                               ------------------   -----------------  -----------------
                        Net income (loss)                       $     (0.53)            $     0.01       $    (0.87)
                                                               ==================   =================  =================



     Conversion of the stock options, warrants and convertible subordinated debt was not assumed for the years ended December 31, 2005 and 2003 because the impact was anti-dilutive. The difference between the basic and diluted number of weighted average shares outstanding for the year ended December 31, 2004 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The net loss for the year ended December 31, 2003 was decreased by preferred stock dividends and related charges of $2,140,000 in calculating the per share amounts. The preferred stock was converted into common stock on October 23, 2003.

Concentration of credit risk

     The Company is subject to concentration of credit risk with respect to contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy industry. For the years ended December 31, 2005, 2004 and 2003, one customer accounted for approximately 25%, 24%, and 29%, respectively, of the Company's revenue. As of December 31, 2005, the contracts receivable balance related to this significant customer was approximately $1.0 million, or 15% of contract receivables, of which $501,000 was unbilled at year-end.

Fair values of financial instruments

     The carrying amounts of current assets, current liabilities, and long-term debt reported in the Consolidated Balance Sheets approximate fair value.

Derivative Instruments

     The Company utilizes foreign currency forward financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is the Company's policy to use derivative financial instruments to protect against market risk arising in the normal course of business. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro and the Japanese Yen. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impact of these exposures. The Company minimizes credit exposure by limiting counterparties to nationally recognized financial institutions.

     All derivatives, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the change in the fair value of the derivative and of the hedged item are recognized as an element of other comprehensive income.

     As of December 31, 2005 and 2004, the Company had contracts for the sale of approximately 247 million and 435 million Japanese Yen, respectively, at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the estimated fair value of the contracts of $31,000 and $203,000 as of December 31, 2005 and 2004, respectively, as an other asset in the consolidated balance sheet and other income (expense) in the consolidated statement of operations.

Reclassifications

     Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

New Accounting Standards

     In December 2004, the FASB issued SFAS No. 123R which revises SFAS No. 123 and supersedes APB No. 25. Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an adjustment to additional paid-in capital. The Company adopted SFAS No. 123R on January 1, 2006 using the Modified Prospective Application method without restatement of prior periods. Under this method, the Company recognizes compensation cost for the unvested fair value of its outstanding awards as of January 1, 2006. Compensation cost for these awards will be based on the fair value of the awards as disclosed on a pro forma basis under SFAS No. 123. The Company will account for awards that are granted, modified, or settled after the adoption date in accordance with SFAS No. 123R.

     At December 31, 2005, all of the Company's outstanding options are fully vested and thus there will be no compensation expense in 2006 related to the adoption of SFAS No. 123R. The Company has not yet developed an estimate of compensation expense related to future grants of stock options, which would result in additional expense under SFAS No. 123R.

3.   Discontinued Operations

     In September 2003, the Company completed the sale of substantially all of the assets of Process to Novatech pursuant to an Asset Purchase Agreement, effective as of September 25, 2003. The Company received $5.5 million in cash, subject to certain adjustments. The Company recognized a loss on this transaction of $262,000. In conjunction with the transaction, Novatech purchased certain assets with a book value of $11.7 million and assumed certain operating liabilities totaling approximately $6.8 million. The Company incurred approximately $865,000 of closing costs associated with the transaction. Results of operations have been classified as discontinued operations.

     The contract revenue and income (loss) for the discontinued Process business was:

(in thousands)                                              Years ended December, 31
                                                          ---------------------------
                                                              2004             2003
                                                          -------------  ------------
Contract revenue                                                $ -         $ 13,693
Income (loss) from discontinued operations                        36          (1,671)



     Loss from discontinued operations in 2003 includes losses of $115,000 from the write down of the Company's investment in Avantium International BV. The $36,000 of income from discontinued operations in 2004 relates to the favorable resolution of certain contingencies which the Company had provided for at the date of sale net of income taxes.


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


(in thousands)                                                   December 31,
                                                              2005          2004
                                                           -----------  -------------
Billed receivables                                             $3,445        $ 4,491
Recoverable costs and accrued profit not billed                 3,696          4,256
Allowance for doubtful accounts                                  (245)           (24)
                                                           -----------  -------------
      Total contract receivables                               $6,896        $ 8,723
                                                           ===========  =============





5.  Prepaid expenses and other current assets

     Prepaid expenses and other current assets consist of the following:


(in thousands)                                                   December 31,
                                                             2005           2004
                                                          ------------   ------------
Prepaid expenses                                                $ 228          $ 610
Employee advances                                                  40             17
Other current assets                                              108            192
                                                          ------------   ------------
      Total                                                     $ 376          $ 819
                                                          ============   ============



6.  Equipment and leasehold improvements

     Equipment and leasehold improvements consist of the following:

(in thousands)                                                    December 31,
                                                          --------------------------
                                                             2005          2004
                                                          -----------   ------------
Computer equipment                                            $2,039        $ 3,095
Leasehold improvements                                             -            703
Furniture and fixtures                                           388            942
                                                          -----------   ------------
                                                               2,427          4,740
Accumulated depreciation and amortization                     (2,098)        (4,144)
                                                          -----------   ------------
      Equipment and leasehold improvements, net                $ 329          $ 596
                                                          ===========   ============




     Depreciation and amortization expense was approximately $431,000, $280,000, and $392,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Due to the relocation of the Company's Maryland operations from Columbia, Maryland to Baltimore, Maryland in October 2005, the Company accelerated the depreciation of certain leasehold improvements.


7.  Software development costs

     Software development costs, net, consist of the following:


(in thousands)                                                    December 31,
                                                          ----------------------------
                                                               2005           2004
                                                          -------------  -------------
Capitalized software development costs                          $1,896         $1,569
Accumulated amortization                                          (956)          (660)
                                                          -------------  -------------
      Software development costs, net                             $940           $909
                                                          =============  =============



     Software development costs capitalized were approximately $483,000, $361,000, and $542,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization of software development costs capitalized was approximately $452,000, $398,000, and $339,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and were included in cost of revenue.


8.  Long-term Debt

The Company's long-term debt consists of the following:


(in thousands)                                                        December 31,
                                                                  2005          2004
                                                              -------------  ------------
Line of credit with bank                                         $   1,182      $      -
Senior convertible secured subordinated note payable                 2,000             -
Notes payable, other                                                     -             9
                                                              -------------  ------------
      Total notes payable and financing arrangements                 3,182             9
Less warrant related discount, net of accretion                       (318)            -
Less convertible option discount, net of accretion                    (813)            -
                                                              -------------  ------------
                                                                     2,051             9
Less current portion                                                (1,182)           (9)
                                                              -------------  ------------
      Long-term debt, less current portion                       $     869      $      -
                                                              =============  ============



Line of Credit

     As of December 31, 2005, the Company has a line of credit with a bank through General Physics Corporation, a wholly owned subsidiary of GP Strategies. Under the terms of the agreement, $1.5 million of General Physics' available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. GP Strategies guarantees GSE's borrowings under the credit facility, which continued in place after the spin-off from GP Strategies. The interest rate on this line of credit is based upon the Daily LIBOR Market Index Rate plus 3% (7.38% as of December 31, 2005), with interest only payments due monthly. At December 31, 2005, the Company's available borrowing base was $1.5 million, of which $1,192,000 had been utilized, including $10,000 for a letter of credit. The current credit facility was scheduled to expire on August 13, 2006; but on March 7, 2006, the Company entered into a new loan and security agreement with another financial institution. See Note 19, Subsequent events for a discussion of the new credit facility.


Senior Convertible Secured Subordinated Note Payable

     On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000, which matures March 31, 2009 (the "Dolphin Note"), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the Convertible Note and the Warrant are subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant and Conversion Option, which was established using the Black-Scholes Model, was $375,000 and $959,000, respectively, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID is accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance is netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities are marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Common Stock. For the year ended December 31, 2005, the Company recognized a gain of $636,000 from the change in the fair value of these liabilities. The gain is recorded in other income (expense), net in 2005. The fair value of these liabilities was $698,000 as of December 31, 2005 and is included in other liabilities in the consolidated balance sheet. On February 28, 2006, the Company completed a preferred stock offering and used a portion of the proceeds to payoff the Dolphin Note. See Note 19, Subsequent events for a discussion of the preferred stock transaction.

     Note Payable, Other

     The Company had an unsecured promissory note payable to a former employee. The final payment on the note was made in April 2005.

     Debt Maturities

     Aggregate maturities of debt outstanding at December 31, 2005 are as follows:


                (in thousands)

                     2006                      $ 1,182
                     2007                      $   -
                     2008                      $   -
                     2009                      $ 2,000
                                           ------------
                     Total                     $ 3,182
                                           ============


     On February 28, 2006, the Company completed a preferred stock offering and used a portion of the proceeds to pay off all of its outstanding long-term debt. See Note 19, Subsequent events for a discussion of the preferred stock transaction.


9.  Income taxes

     The consolidated income (loss) before income taxes, by domestic and foreign sources, is as follows:




(in thousands)                            Years ended December 31,
                                ---------------------------------------------
                                      2005             2004           2003
                                -------------    -------------   ------------
Domestic                            $ (3,733)            $ 42       $ (3,609)
Foreign                                 (913)             166            196
                                -------------    -------------   ------------
                   Total            $ (4,646)           $ 208       $ (3,413)
                                =============    =============   ============

                                ---------------------------------------------


The provision for income taxes is as follows:


(in thousands)                                      Years ended December 31,
                                            -------------------------------------------
                                                2005           2004           2003
                                            -------------  -------------  -------------
Current:
      Federal                                   $      -        $     1      $    -
      State                                           (4)            18          53
      Foreign                                        103            121          66
                                            -------------  -------------  -------------
           Subtotal                                   99            140         119
                                            -------------  -------------  -------------

Deferred:
      Federal and state                                -              -           -
      Foreign                                         50            (50)          -
                                            -------------  -------------  -------------
           Subtotal                                   50            (50)          -
                                            -------------  -------------  -------------

           Total                                $    149        $    90      $  119
                                            =============  =============  =============

The allocation of the provision for income taxes to continuing and discontinued operations is as follows:
Continuing operations                           $    149        $    60      $   93
Discontinued operations                                -             30          26
                                            -------------  -------------  -------------
                                                $    149        $    90      $  119
                                            =============  =============  =============




 The  difference  between the provision for income taxes  included in income
(loss) from continuing operations computed at the applicable U.S. statutory rate and the reported provision for income taxes is as follows:

                                                         Effective tax rate percentage (%)

                                                             Years ended December 31,
                                                    --------------------------------------------
                                                       2005            2004            2003
                                                    ------------    ------------    ------------
Statutory U.S. tax rate                                   (34.0)%      34.0 %          (34.0)%
State income tax, net of federal tax benefit                  -         5.7              1.0
Effect of foreign operations                                3.1        (6.0)            (0.1)
Change in valuation allowance                              34.0         1.0             36.1
Other, principally permanent differences                    0.1         7.6              2.3
                                                    ------------    ------------    ------------
      Effective tax rate                                    3.2 %      42.3 %            5.3 %
                                                    ============    ============    ============




 Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of the deferred income tax assets (liabilities) is as follows:



(in thousands)                                                           December 31,
                                                           ----------------------------------------
                                                                 2005          2004          2003
                                                           ------------  ------------  ------------
Net operating loss carryforwards                             $   8,035     $   6,246     $   6,133
Investments                                                      1,658         1,658         1,570
Foreign tax credits                                                378           378           378
Accrued expenses                                                   138           260           288
Expenses not currently deductible for tax purposes                 449           285           268
Alternative minimum tax credit caryforwards                        162           162           162
Property and equipment                                              (7)          (29)           34
Software development costs                                        (345)         (322)         (347)
Other                                                             (107)          145            95
                                                           ------------  ------------  ------------
      Net deferred tax assets                                   10,361         8,783         8,581
Less valuation allowance                                       (10,361)       (8,733)       (8,581)
                                                           ------------  ------------  ------------
      Net deferred tax assets, net of valuation allowance     $      -     $      50      $      -
                                                           ============  ============  ============


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future income in making this assessment. Management could not substantiate recovery of the net deferred tax assets with currently available objective evidence. Accordingly, the Company has established a $10,361,000 valuation allowance for the deferred tax assets as of December 31, 2005. The valuation allowance for deferred tax assets increased by $1,628,000 in 2005, by $152,000 in 2004, and by $806,000 in
2003.

     At December 31, 2005, the Company had available $20,426,000 and $1,785,000 of domestic and foreign net operating loss carryforwards, respectively, which expire between 2012 and 2025 The amount of loss carryforward which can be used by the Company may be limited.

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


     In June 2003, the Company issued 100,000 warrants at an exercise price of $1.33 per share, the closing price on July 8, 2003 as consideration to ManTech for issuing letters of credit on the Company's behalf. The Company pays ManTech a fee equal to 7% per annum, paid quarterly, on the total amount of the value of the outstanding letters of credit which expire August 2006. The Company amortized the estimated fair value of these warrants ($86,000) over the life of the project as additional contract costs. The warrants are outstanding as of December 31, 2005.

     On October 23, 2003, ManTech converted its preferred stock to 2,511,915 shares of GSE common stock. See the discussion of this transaction in Note 11, Series A Convertible Preferred Stock.

     On October 23, 2003, GP Strategies purchased a $650,000 unsecured subordinated promissory note from ManTech. The terms of the subordinated note were amended by the Company to allow the conversion of the subordinated debt to GSE common stock at a rate of $1.5526. GP Strategies converted the note on October 23, 2003 and received 418,653 shares of GSE common stock.

     On May 26, 2005, GSE issued and sold the "Dolphin Note" and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions. The warrants are outstanding as of December 31, 2005. See Note 19, Subsequent events.

     As of December 31, 2005, the Company has reserved 3,555,091 shares of common stock for issuance upon exercise of stock options and warrants and the conversion of the outstanding Senior Subordinated Secured Convertible Note.


11.  Series A Convertible Preferred Stock

     On December 5, 2001, ManTech converted $3.9 million of subordinated debt into Series A convertible preferred stock at a conversion rate of $100 per share. The Series A convertible preferred stock had no voting rights and accumulated dividends at the rate of 6% per annum payable quarterly. As of December 31, 2005, the Company had accrued dividends payable to ManTech of $366,000. The unpaid dividends accrue interest at 6% per annum. At December 31, 2005 the Company had an accrual for interest payable of $60,000.

     ManTech, at its discretion, had the right to convert each share of Series A convertible preferred stock into GSE common stock at a purchase price of $2.645 per share at any time after a one-year holding period from the date of issuance. On September 29, 2003, the Company amended the Preferred Stock issuance agreement to revise the conversion rate to $1.5526 per share. The change in conversion rate increased the number of common shares available upon conversion from 1,474,480 to 2,511,915. On October 23, 2003, ManTech converted all of its preferred stock to common stock in conjunction with the sale of its ownership in GSE to GP Strategies. The additional common shares that ManTech received in the conversion due to the change in conversion rate have been recorded as a beneficial conversion premium, valued at $1,950,000 based upon the closing market price per share ($1.88) as of October 23, 2003, and a reduction in income attributable to common stockholders.

     On February 28, 2006, the Company completed a preferred stock offering. See
Note 19, Subsequent events for a discussion of the preferred stock transaction.

12.  Stock options

Long term incentive plan

     During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the "Plan"), which includes all officers, key employees and non-employee members of the Company's Board of Directors. All options to purchase shares of the Company's common stock under the Plan expire seven years from the date of grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the grant date and 30% vesting on each of the second and third anniversaries of the grant date, subject to acceleration under certain circumstances. As of December 31, 2005, the Company had 368,442 shares of common stock reserved for future grants under the Plan.

     Stock option and warrant activity, including options and warrants issued in addition to the Company's Long-Term Incentive Stock Option Plan, is as follows:

                                                                                                      Weighted
                                                                                                      Average
                                                                                Shares             Exercise Price
                                                                            ---------------      -------------------

Options and warrants outstanding, as of January 1, 2003                          2,139,476         $       3.28

                 Options and warrants exercised                                    100,000                 1.33
                 Options and warrants canceled                                    (335,500)                2.36
                 Options and warrants granted                                            -                    -
                                                                            ---------------
Options and warrants outstanding, as of December 31, 2003                        1,903,976         $       3.95

                 Options and warrants exercised                                          -                    -
                 Options and warrants canceled                                     (37,200)                3.79
                 Options and warrants granted                                            -                    -
                                                                            ---------------
Options and warrants outstanding, as of December 31, 2004                        1,866,776         $       3.96

                 Options and warrants exercised                                    (50,000)                2.00
                 Options and warrants canceled                                    (281,598)                6.91
                 Options and warrants granted                                      980,952                 1.99
                                                                            ---------------
Options and warrants outstanding, as of December 31, 2005                        2,516,130         $       2.90
                                                                            ===============



     The  following   table   summarizes   information   relating  to  currently
outstanding and exercisable options and warrants at December 31, 2005:



                                    Options and Warrants Outstanding                     Options and Warrants Exercisable
                              --------------------------------------------------     --------------------------------------
                                                  Weighted
                                                  Average
                                 Options         Remaining         Weighted              Options              Weighted
  Range of                     and Warrants       Contract          Average           and Warrants             Average
Exercise Prices                Outstanding     Life in Years    Exercise Price         Exercisable         Exercise Price
------------------------      ---------------  ---------------  ----------------     ----------------      ----------------
  $0.00 -  $1.48                   175,000          2.4              $ 1.19                175,000             $ 1.19
  $1.49 -  $2.95                 1,335,355          5.0                2.03              1,335,355               2.03
  $2.96 -  $4.43                   739,485          0.8                3.70                739,485               3.70
  $4.44 -  $5.90                   200,000          1.1                4.75                200,000               4.75
  $5.91 -  $7.38                    10,000          1.3                6.38                 10,000               6.38
  $7.39 -  $8.85                    20,000          1.2                7.50                 20,000               7.50
  $8.86 -  $11.80                   17,700          1.1               11.25                 17,700              11.25
 $11.81 -  $14.75                   18,590          0.4               14.75                 18,590              14.75
                              ---------------                                        ----------------
Total                            2,516,130          3.2              $ 2.90               2,516,130             $ 2.90
                              ===============                                        ================




13.  Commitments and contingencies

Leases

     The Company is obligated under certain  noncancelable  operating leases for
office   facilities   and   equipment.   Future  minimum  lease  payments  under
noncancelable operating leases as of December 31, 2005 are as follows:

(in thousands)                Gross future       Assignment       Sublease        Net future
                              minimum lease          of            rental        minimum lease
                                payments            lease          income          payments
                            ------------------  --------------  -------------  ------------------

      2006                            $ 1,763        $   (594)          $ (4)            $ 1,165
      2007                              1,515            (666)             -                 849
      2008                                839            (457)             -                 382
      Thereafter                            -               -              -                   -
                            ------------------  --------------  -------------  ------------------
       Total                          $ 4,117        $ (1,717)          $ (4)            $ 2,396
                            ==================  ==============  =============  ==================


     Total rent expense under operating leases for the years ended December 31, 2005, 2004, and 2003 was approximately $1.3 million, $1.2 million, and $998,000, respectively.

     The Company subleased 3520 sq. ft. of space in the Columbia, Maryland facility which terminated in October 2005 and February 2006. For the years ended December 31, 2005, 2004 and 2003, such sublease rentals amounted to $71,000, $80,000, and $71,000, respectively.


     In October 2005, the Company signed an "Assignment of Lease and Amendment to Lease" that assigns and transfers to another tenant (the "assignee") the Company's rights, title and interest in its Columbia, Maryland facility lease. The assignee's obligation to pay rent under the Lease began on February 1, 2006. The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations. The Company relocated its Maryland operations from its Columbia facility to its Baltimore facility in October 2005.

Letters of credit and performance bonds

     As of December 31, 2005, the Company was contingently liable for approximately $56,000 under one letter of credit used as a payment bond on a contract, which was secured by a cash deposit classified as restricted cash and included in other assets in the consolidated balance sheet. The Company also was contingently liable for $10,000 under a letter of credit used as a bid bond on an outstanding proposal, which was secured by the Company's credit facility. In addition, the Company was contingently liable at December 31, 2005 for approximately $30,000 under a performance bond on one contract, which was secured by a bank guarantee of the Company's foreign subsidiary.

Contingencies

     Various actions and proceedings are presently pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.


14. Related party transactions

     Prior to the spin-off discussed in Note 1, Business and basis of presentation, GP Strategies owned 57% of the Company.

     On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. GSE was charged $685,000 for GP Strategies' services in both 2005 and 2004. The agreement has been extended through December 31, 2006 without an increase in the fee. In addition, in 2004 GSE was charged $289,000 by GP Strategies for compensation and benefits of the Company's CEO who was an employee of GP Strategies until December 16, 2004.

     In 2003, GSE was charged $100,000 for management services and insurance coverage for November and December 2003.

15.  Employee benefits

     The Company has a qualified defined contribution plan that covers substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic contribution matches a portion of the participants' contributions based upon a defined schedule. The Company's contributions to the plan were approximately $93,000, $110,000, and $239,000 for the years ended December 31, 2005, 2004, and 2003, respectively.


16.  Segment information

     The Company has one reportable business segment that provides simulation solutions and services to the nuclear and fossil electric utility industry, the chemical and petrochemical industries and to the U.S. Military Complex. Contracts typically range from 10 months to three years.

     For the years ended December 31, 2005, 2004, and 2003, one customer (Battelle's Pacific Northwest National Laboratory) accounted for approximately 25%, 24%, and 29%, respectively, of the Company's consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the projects the Company performs in Eastern and Central Europe.

     For the years ended December 31, 2005, 2004, and 2003, 83%, 85%, and 89% of the Company's consolidated revenue was from customers in the nuclear power industry, respectively. The Company designs, develops and delivers business and technology solutions to the energy industry worldwide. Revenue, operating income
(loss) and total assets for the Company's United States, European, and Asian subsidiaries as of and for the years ended December 31, 2005, 2004, and 2003 are as follows:


(in thousands)                                                  Year ended December 31, 2005
                                             -----------------------------------------------------------------------------
                                             United States       Europe         Asia       Eliminations     Consolidated
                                             ---------------  --------------  ----------   -------------   ---------------

Contract revenue                                 $   19,045       $   2,899     $     6       $       -          $ 21,950
Transfers between geographic locations                   34              57          56            (147)                -
                                             ---------------  --------------  ----------   -------------   ---------------
      Total contract revenue                     $   19,079       $   2,956     $    62       $    (147)         $ 21,950
                                             ===============  ==============  ==========   =============   ===============
      Operating income (loss)                    $   (3,995)      $    (647)    $   (85)              -          $ (4,727)
                                             ===============  ==============  ==========   =============   ===============
Identifiable assets, at December 31              $   37,803       $   2,282     $    31       $ (28,134)         $ 11,982
                                             ===============  ==============  ==========   =============   ===============

(in thousands)                                                  Year ended December 31, 2004
                                             -----------------------------------------------------------------------------
                                             United States       Europe         Asia       Eliminations     Consolidated
                                             ---------------  --------------  ----------   -------------   ---------------

Contract revenue                                 $   24,774       $   4,724     $    16       $       -          $ 29,514
Transfers between geographic locations                  132              10          70            (212)                -
                                             ---------------  --------------  ----------   -------------   ---------------
      Total contract revenue                     $   24,906       $   4,734     $    86       $    (212)         $ 29,514
                                             ===============  ==============  ==========   =============   ===============
      Operating income (loss)                          $ 89            $ (7)    $   (80)      $       -               $ 2
                                             ===============  ==============  ==========   =============   ===============
Identifiable assets, at December 31              $   38,711       $   3,618     $    33       $ (28,134)         $ 14,228
                                             ===============  ==============  ==========   =============   ===============

(in thousands)                                                  Year ended December 31, 2003
                                             -----------------------------------------------------------------------------
                                             United States       Europe         Asia       Eliminations     Consolidated
                                             ---------------  --------------  ----------   -------------   ---------------

Contract revenue                                 $   21,214       $   3,661     $   144       $       -          $ 25,019
Transfers between geographic locations                  162               -           -            (162)                -
                                             ---------------  --------------  ----------   -------------   ---------------
      Total contract revenue                     $   21,376       $   3,661     $   144       $    (162)         $ 25,019
                                             ===============  ==============  ==========   =============   ===============
      Operating income (loss)                    $   (1,313)      $     346     $   (24)      $       -          $   (991)
                                             ===============  ==============  ==========   =============   ===============


     Approximately 63%, 65%, and 70% of the Company's 2005, 2004 and 2003 revenue, respectively, was derived from international sales of its products and services from all of its subsidiaries.

17. Supplemental disclosure of cash flow information

(in thousands)                                                    Years ended December 31,
                                                              2005          2004           2003
                                                           ------------  ------------  -------------

Issuance of options/warrants to
      non-employees (see Note 10)                                $   -          $  -        $    86
                                                           ============  ============  =============

Conversion of related party note payable to
      common stock                                               $   -          $  -        $   787
                                                           ============  ============  =============

Conversion of preferred stock to
      common stock                                               $   -          $  -        $ 3,900
                                                           ============  ============  =============

Cash paid:
      Interest                                                   $ 156          $ 96        $   668
                                                           ============  ============  =============
      Income taxes                                               $ 157          $ 94        $   138
                                                           ============  ============  =============




18.  Quarterly financial data (unaudited)

     The Company's quarterly financial  information has not been audited but, in
management's   opinion,   includes  all   adjustments   necessary   for  a  fair
presentation.

(in thousands, except per share data)                       Year ended December 31, 2005 Quarterly Data
                                                 -----------------------------------------------------------------------
                                                     First              Second              Third            Fourth
                                                    Quarter             Quarter            Quarter          Quarter
                                                 ---------------   ------------------  ----------------  ---------------
Contract revenue                                    $     6,293          $ 6,717          $  4,607         $  4,333
Operating income (loss)                                  (1,023)            (374)           (1,430)          (1,900)

Loss from continuing operations and net loss        $    (1,042)         $  (556)         $ (1,047)        $ (2,150)
                                                 ===============   ==================  ================  ===============

Basic loss per common share:
      Continuing operations and net loss            $     (0.12)         $ (0.06)         $  (0.12)        $  (0.24)
                                                 ===============   ==================  ================  ===============
Diluted loss per common share:
      Continuing operations and net loss            $     (0.12)         $ (0.06)         $  (0.12)        $  (0.24)
                                                 ===============   ==================  ================  ===============


(in thousands, except per share data)                       Year ended December 31, 2004 Quarterly Data
                                                 -----------------------------------------------------------------------
                                                     First              Second              Third            Fourth
                                                    Quarter             Quarter            Quarter          Quarter
                                                 ---------------   ------------------  ----------------  ---------------
Contract revenue                                    $     7,561          $ 7,597           $ 7,340         $  7,016
Operating loss                                              224              333              (255)            (300)

Loss from continuing operations                              64              276              (197)             (61)
Loss from discontinued operations                             -                -                60              (24)
                                                 ---------------   ------------------  ----------------  ---------------
Net loss                                            $        64          $   276           $  (137)         $   (85)
                                                 ===============   ==================  ================  ===============

Basic loss per common share:
      Continuing operations and net loss            $      0.01          $  0.03           $ (0.02)         $ (0.01)
                                                 ===============   ==================  ================  ===============
Diluted loss per common share:
      Continuing operations and net loss            $      0.01          $  0.03           $ (0.02)         $ (0.01)
                                                 ===============   ==================  ================  ===============



19. Subsequent events

     On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the "Cancellation Agreement" ) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin's agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed below, the Company paid off the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $.67 per share. Dolphin must exercise the new warrant promptly after the Company certifies to Dolphin on or after May 30, 2006 (the "Mandatory Exercise Date") that, among other things, the current stock price shall not be less than $1.25 on the Mandatory Exercise Date and that the average of the current stock prices for each trading day of the 30 calendar day period up to and including the Mandatory Exercise Date is not less than $1.25.

     On February 28, 2006, the Company raised $4.25 million through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to "accredited investors", as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock is convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company's Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would received from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In total, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock. The Convertible Preferred Stock holders are entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30. If the Company does not make two consecutive dividend payments on the dates such payments are due, there will be an additional 30% warrant coverage of five-year warrants at a conversion price of $1.77 per share. At any time after March 1, 2007, the Company has the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeds 200% of the Series A Conversion Price. The holders of the Convertible Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote, together with the holders of the voting common stock, all voting together as a single class. The holders of the Convertible Preferred Stock are entitled to the number of votes equal to the number of GSE common stock that they would receive upon conversion of their Convertible Preferred Stock.

     The Company paid the placement agent 6% of the gross proceeds received by the Company from the offering ($255,000) plus five-year warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $1.77 per share.

     The proceeds were used to payoff the Dolphin Note and the Company's line of credit balance and for other working capital purposes.

     On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company's assets and provides for borrowings up to 90% of eligible accounts receivable, and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points, with interest only payments due monthly.

     The Company issued to Laurus Master Fund, Ltd. a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share.

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

     During the fourth quarter 2005, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     Based on their evaluation as of the end of the period covered by this Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that if files or submits under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Limitation of Effectiveness of Controls

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumpt ions about the likelihood of future events. Because of inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company's controls and procedures are designed to provide a reasonable level of assurance of achieving their objectives.


ITEM 9B.  OTHER INFORMATION

     None.


                                    PART III

     The information required in response to Items 10, 11, 12 13, and 14 is hereby incorporated by reference to the information under the captions "Election of Directors", "Principal Executive Officers of the Company Who Are Not Also Directors", "Executive Compensation", "Voting Securities and Principal Stockholders", "Security Ownership of Management", "Certain Related Transactions" and "Principal Accountant Fees and Services" in the Proxy Statement for the Company's 2006 Annual Meeting of Shareholders.


PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a) (1) List of Financial Statements

     The following financial statements are included in Item 8:

GSE Systems, Inc. and Subsidiaries

        Report of Independent Registered Public Accounting Firm
        Consolidated Balance Sheets as of December 31, 2005 and 2004 Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003
        Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005, 2004, and 2003
        Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003
        Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
        Notes to Consolidated Financial Statements

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

                                        GSE Systems, Inc.

                                        By: / S / JOHN MORAN
                                           -------------------------
                                            John Moran
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Date:  March 31,  2006                      / S / JOHN MORAN
                                           -------------------------
                                            John Moran, Chief Executive Officer
                                            (Principal Executive Officer)


Date: March 31,  2006                       / S / JEFFERY G. HOUGH
                                           -------------------------
                                            Jeffery G. Hough, Senior Vice
                                            President and Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)

Date: March 31, 2006
(Jerome I. Feldman, Chairman of the Board)        By:  / S / JEFFERY G. HOUGH
(Michael D. Feldman, Director            )           -------------------------
(Dr. Sheldon L. Glashow, Director        )             Jeffery G. Hough
(Scott N. Greenberg, Director            )             Attorney-in-Fact
(Dr. Roger Hagengruber, Director         )
(Andrea Kantor, Director                 )
(Joseph W. Lewis, Director               )
(George J. Pedersen, Director            )
(Douglas Sharp, Director                 )

     A Power of Attorney, dated March 17, 2006 authorizing Jeffery G. Hough to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2005 on behalf of certain of the directors of the Registrant is filed as Exhibit 24 to this Annual Report.

Exhibit   Description of Exhibit
----------------------------------------------------------------------------

      3.  Articles of Incorporation and Bylaws


      3(i) 1. Third Amended and Restated Certificate of Incorporation of the Company. Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on October 24, 2001 and incorporated herein by reference.

      3(ii)1. Form of Amended and Restated Bylaws of the Company. Previously filed in connection with Amendment No. 1 to the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on June 14, 1995 and incorporated herein by reference.

      4.  Instruments Defining Rights of Security Holders, including Indenture.


          4.1 Specimen Common Stock Certificate of the Company. Previously filed in connection with Amendment No. 3 to the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on July 24, 1995 and incorporated herein by reference.

          4.2 Preferred Stock Issuance Agreement by and between GSE Systems, Inc. and ManTech International Corporation (dated December 5,
               2001). Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on December 12, 2001 and incorporated herein by reference.


          4.3 Cancellation and Warrant Exchange Agreement dated February 28, 2006 by and among GSE Systems, Inc. and Dolphin Direct Equity Partners, LP. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006, and incorporated herein by reference.

          4.4 Registration Rights Agreement dated February 28, 2006 by and among GSE Systems, Inc. and Dolphin Direct Equity Partners, LP. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006, and incorporated herein by reference.

          4.5 Senior Subordinated Secured Convertible Note and Warrant Purchase Agreement dated as of May 26, 2005 by and among GSE Systems, Inc. and Dolphin Direct Equity Partners, LP. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006, and incorporated herein by reference.


          4.6 Form of Senior Subordinated Secured Convertible Promisson Note dated as of May 26, 2005 issued by and among GSE Systems, Inc. and Dolphin Direct Equity Partners, LP. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006, and incorporated herein by reference.

          4.7 Form of Warrant to Purchase 900,000 shares of Common Stock of GSE Systems, Inc. dated as of February 28, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006, and incorporated herein by reference.

          4.8 Form of Warrant to Purchase 380,952 shares of Common Stock of GSE Systems, Inc. dated as of May 26, 2005. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006, and incorporated herein by reference.

          4.9 Form of Warrant to Purchase shares of Common Stock of GSE Systems, Inc. dated as of February 28, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006, and incorporated herein by reference.

          4.10 Certificate of Designation, Preferences and Rights of Series A Cumulative Preferred Stock dated as of February 28, 2006 providing for the issuance of a series of 42,500 shares of Series A Cumulative Convertible Preferred Stock, par value $0.01 per share. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006, and incorporated herein by reference.

          4.11 Form of Warrant to Purchase 367,647 shares of the Company's Common Stock dated as of March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006, and incorporated herein by reference.

          4.12 Grant of Security Interest in Patents and Trademarks by and among GSE Systems, GSE Power Systems, Inc. and Laurus Master Fund, Ltd. dated March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006, and incorporated herein by reference.

          4.13 Subsidiary Guaranty by and among GSE Company Services LLC, MSHI, Inc., GSE Power Systems, Inc., GSE Erudite Software Inc., GSE Government & Military Simulation Systems, Inc., and GSE Process Solutions, Inc. and Laurus Master Fund, Ltd. dated as of March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006, and incorporated herein by reference.


          4.14 Control Agreement by and among GSE Systems, Inc., Laurus Master Fund Ltd. and GSE Services Company LLC dated as of March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006, and incorporated herein by reference.

          4.15 Security Agreement by and among GSE Systems, Inc., GSE Power Systems, Inc. and Laurus Master Fund, Ltd. dated as of March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006, and incorporated herein by reference.

          4.16 Registration Rights Agreement by and among GSE Systems, Inc. and Laurus Master Fund, Ltd. dated as of March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006, and incorporated herein by reference.

          4.17 Stock Pledge Agreement by and among the Company, MSHI, Inc., GSE Power Systems, Inc., GSE Process Solutions, Inc. and Laurus Master Fund, Ltd. dated as of March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006, and incorporated herein by reference.

          4.18 Secured Non-convertible Revolving Note dated as of March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006, and incorporated herein by reference.



     10.  Material Contracts


          10.1 Agreement among ManTech International Corporation, National Patent Development Corporation, GPS Technologies, Inc., General Physics Corporation, Vattenfall Engineering AB and GSE Systems, Inc. (dated as of April 13, 1994). Previously filed in connection with the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on April 24, 1995 and incorporated herein by reference.

          10.2 GSE Systems, Inc. 1995 Long-Term Incentive Plan, amended as of April 28, 2005. Previously filed in connection with the GSE Systems, Inc. Form DEF14A as filed with the Securities and Exchange Commission on May 31, 2005 and incorporated herein by reference.*

          10.3 Form of Option Agreement Under the GSE Systems, Inc. 1995 Long-Term Incentive Plan. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference.*

          10.4 Office Lease Agreement between Sterling Rutherford Plaza, L.L.C. and GSE Systems, Inc. (dated as of February 10, 1998). Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 21, 1998 and incorporated herein by reference.

          10.5 Office Lease Agreement between Red Branch Road, L.L.C. and GSE Systems, Inc. (dated February 10, 1998). Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 21, 1998 and incorporated herein by reference.

          10.6 Assignment of Lease and Amendment of Lease between GSEM, LLC and GSE Systems, Inc. filed herewith.

          10.7 Preferred Stock Issuance Agreement by and between GSE Systems, Inc. and ManTech International Corporation (dated December 5,
               2001). Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on December 12, 2001 and incorporated herein by reference.

          10.8 Asset Sale and Purchase Agreement between GSE Systems, Inc. and Novatech LLC dated September 25, 2003. Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on October 10, 2003 and incorporated herein by reference.

          10.9 Management Services Agreement between GSE Systems, Inc. and GP Strategies Corporation dated January 1, 2004. Previously filed in connection with the GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on April 14, 2004 and incorporated herein by reference.

         10.10 First Amendment dated March 30, 2004 to the Financing and Security Agreement among General Physics Corporation, Skillright, Inc., GSE Systems, Inc., GSE Power Systems, Inc., and MSHI, Inc. and Wachovia Bank, National Association. Previously filed in connection with the GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on April 14, 2004 and incorporated herein by reference.

         10.11 Third Amendment dated July 30, 2004 to the Financing and Security Agreement among General Physics Corporation, Skillright, Inc., GSE Systems, Inc., GSE Systems, Inc., GSE Power Systems, Inc. and MSHI, Inc. and Wachovia Bank National Association. Previously filed in connection with the GSE Systems, Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004 and incorporated herein by reference.

         10.12 Forbearance letter dated August 4, 2005 from Wachovia Bank, National Association. Previously filed in connection with the GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on August 15, 2005, and incorporated herein by reference.

     14. Code of Ethics

          14.1 Code of Ethics for Principal Executive Officer and Senior Financial Officers, filed herewith.

     21.  Subsidiaries.

               List of Subsidiaries of Registrant at December 31, 2005, filed herewith.

     23.  Consents of Experts and Counsel

          23.1 Consent of KPMG LLP, filed herewith.

     24.  Power of Attorney


          24.1 Power of Attorney for Directors' and Officers' Signatures on SEC Form 10-K, filed herewith.

     31. Certifications

          31.1 Certification of Chief Executive Officer of the Company pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002, filed herewith.

          31.2.Certification of Chief Financial Officer of the Company pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002, filed herewith.

     32. Section 1350 Certifications

          32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


     99. Additional Exhibits


          99.1 Form of Right of First Refusal Agreement. Previously filed in connection with Amendment No. 3 to the GSE Systems, Inc. Form S-1 Registration Statement as filed with the Securities and Exchange Commission on July 24, 1995 and incorporated herein by reference.


     * Management contracts or compensatory plans required to be filed as exhibits pursuant to Item 14 (c) of this report.