Form 10-K/A
period 2005-12-31
GSE SYSTEMS INC
filed 2006-05-01
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____
Commission File Number 0-26494

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
7133 Rutherford Rd, Suite 200, Baltimore MD	21244
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (410) 277-3740 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2005 was $6,922,177 based on the closing price of such stock on that date of $1.80.

The number of shares outstanding of each of the registrant’s Common Stock and Series A Cumulative Convertible Preferred Stock as of March 15, 2006:

Common Stock, par value $.01 per share	8,999,706 shares
Series A Cumulative Convertible Preferred Stock, par value $.01 per share	42,500 shares

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2005 is filed to add Part III of Form 10-K, which was omitted in reliance on General Instruction G(3) thereto.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the executive officers, key employees and directors of the Company as of April 15, 2006.

Name		Age	Position

Jerome I. Feldman	(1) (3) (4)	77	Director, Chairman of the Board
Michael D. Feldman		38	Director, Executive Vice President
Sheldon L. Glashow	(2)	73	Director
Gill R. Grady		48	Senior Vice President
Scott N. Greenberg		49	Director
Roger L. Hagengruber	(2)	63	Director
Jeffery G. Hough		51	Senior Vice President and Chief Financial Officer
Chin-our Jerry Jen		57	President and Chief Operating Officer
Andrea D. Kantor		48	Director
Joseph W. Lewis	(2)	71	Director
John V. Moran		55	Director, Chief Executive Officer
Harold D. Paris		51	Senior Vice President
George J. Pedersen	(1) (3) (4)	70	Director
Douglas E. Sharp		46	Director

(1) Member of Executive Committee
(2) Member of Audit Committee
(3) Member of Compensation Committee
(4) Member of Nominating Committee

        Jerome I. Feldman, age 77. Mr. Feldman has served as a Director since 1994 and as Chairman of the Board since 1997. Mr. Feldman is founder of GP Strategies Corporation and was its Chief Executive Officer from 1959 until April 2005, its Chairman of the Board from 1999 until April 2005 and its President from 1959 until 2001. He has been Chairman of the Board of Five Star Products, Inc., a paint and hardware distributor, since 1994; Chairman of the Board and Chief Executive Officer of National Patent Development Corporation, a holding company with interests in optical plastics, paint and hardware distribution services since 2004; and a Director of Valera Pharmaceuticals, Inc., a specialty pharmaceutical company, since January 2005. Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Foundation. Mr. Feldman is the father of Michael D. Feldman, a Director and Executive Vice President of the Company.

Michael D. Feldman, age 38. Mr. Feldman has served as a Director since January 2006 and joined the Company in early 2004 as Director of International Sales and Marketing. Prior to joining GSE, he was Chief Executive Officer of RedStorm Scientific, Inc., a biotech company that assists pharmaceutical companies in shortening the drug discovery process through its understanding of proteins. Mr. Feldman had previously held positions with GP Strategies Corporation and General Physics in international sales and marketing.

Mr. Feldman graduated from Cornell University with a BA in 1989. Mr. Feldman is the son of Jerome I. Feldman, the Company's Chairman of the Board.

Sheldon L. Glashow, Ph.D., age 73. Dr. Glashow has served as a Director since 1995. Dr. Glashow is the Higgins Professor of Physics Emeritus at Harvard University, and a university professor and the Arthur G.B. Metcalf Professor of Mathematics & the Sciences at Boston University since July 2000, and previously taught physics at other major universities in Massachusetts, Texas, California and France. In 1979, Dr. Glashow received the Nobel Prize in Physics. Dr. Glashow was a director of GP Strategies from 1997 to 2001; a director of General Physics Corporation from 1987 to 1995; and a director of Interferon Sciences, Inc., a pharmaceuticals company from 1991 to 2006. Dr. Glashow also serves on the board of directors of RedStorm Scientific, Inc., a computational drug design company. Dr. Glashow previously served as a director of Duratek, Inc., an environmental technology and consulting company, from 1985 to 1995. Dr. Glashow is a foreign member of the Russian and Korean Academies of Sciences.

Gill R. Grady, age 48. Mr. Grady has been a Senior Vice President since September 1999 and is currently responsible for the Company’s Eastern European and Department of Energy business operations. Prior to this, he was responsible for executive oversight of business development as well as several administrative functions such as investor relations, human resources, contract administration and information technology. He has also held numerous senior management positions in business operations, marketing and project management with the Company. From 1992 through 1997, Mr. Grady was responsible for business development for the Company’s Eastern European activities. Throughout his tenure, he has been the Company’s liaison with the Department of Energy and with Congress for funding related to the Company’s Eastern European activities. He has been employed by the Company or predecessor companies since 1980.

Scott N. Greenberg, age 49. Mr. Greenberg has served as a Director since 1999 and previously served as a Director from 1994 to 1995. Mr. Greenberg has served on the Board of Directors of GP Strategies Corporation since 1987, was its President from 2001 until February 2006, and its Chief Executive Officer since April 2005. He was the Chief Financial Officer of GP Strategies from 1989 until December 2005. Mr. Greenberg has been a Director and Chief Financial Officer of National Patent Development Corporation since 2004. He has also served as a Director of Valera Pharmaceuticals, Inc. from 2002 until 2005 and was a Director of Five Star Products, Inc. from 1998 to 2003.

Roger L. Hagengruber, Ph.D., age 63. Dr. Hagengruber has served as a Director since June 2001. Dr. Hagengruber retired in 2003 as the Senior Vice President for National Security and Arms Control at the Sandia National Laboratories, where he served as an officer for over 17 years. In his former position, he led programs in nuclear technologies, arms control, satellite and sensor systems, security, and international programs, including an extensive set of projects within the states of the former Soviet Union. Dr. Hagengruber serves on the Advisory Board of ManTech International Corp., the Threat Reduction Advisory Committee for the Department of Defense, and on the National Academy of Sciences Nuclear and Radiation Studies Board. He is Senior Vice President Emeritus at Sandia National Laboratories and a research professor at the University of New Mexico. Dr. Hagengruber holds B.S., M.S. and Ph.D. degrees from the University of Wisconsin, with his doctorate in nuclear physics. He is also a graduate of the Industrial College of the Armed Forces.

Jeffery G. Hough, age 51. Mr. Hough joined the Company in January 1999 as Senior Vice President and Chief Financial Officer. During 1999, he was elected both Treasurer and Secretary of the Company. Prior to joining the Company, from 1995 through 1998, Mr. Hough was the Chief Financial Officer and Treasurer of Yokogawa Industrial Automation America, Inc., a supplier of process control equipment. From 1982 through 1995, he held various financial management positions with two other suppliers of process control equipment, ABB Process Automation and Leeds & Northrop. Mr. Hough was an auditor for Price Waterhouse from 1977 to 1982.

Chin-Our Jerry Jen, age 57. Mr. Jen served as a Director of the Company from March 2001 to January 2006. Mr. Jen has been with the Company and its predecessor companies since 1980 in various engineering and senior management positions. In 1997, Mr. Jen was promoted to Senior Vice President of the Power Business Unit, and on November 14, 2000, he was named Chief Operating Officer in charge of both the power and process control businesses. On March 27, 2001, Mr. Jen was named President.

Andrea D. Kantor, age 48. Ms. Kantor has served as Director since October 2003. She has been Executive Vice President and General Counsel of GP Strategies Corporation since April 2005. She was Vice President and General Counsel of GP Strategies from 2001 to 2005, Vice President and Corporate Counsel from 1999 to 2001 and Associate General Counsel from 1988 to 1999.  Prior to 1988, Ms. Kantor practiced law as a corporate associate in New York City at Schulte Roth & Zabel LLP and prior to that at Sidley Austin Brown & Wood LLP.  Ms. Kantor is a member of the Association of the Bar of the City of New York and a member of the Corporate and Securities Law Committee of the American Corporate Counsel Association.

Joseph W. Lewis, age 71. Mr. Lewis has served as a Director since March 2000. In 1998, Mr. Lewis retired from Johnson Controls, Inc. after 39 years of service, including his tenure from 1986 to 1998 as Executive Vice President with responsibilities for its Controls Group. Mr. Lewis is a director of Aircuity Inc., a company that manufactures high performance sensing for monitoring and control systems. He has served as a director of Wheaton Franciscan Services, Inc., a multi-system health care provider, since 1991 and served as its Treasurer from 1993 until 2002, and is currently Chairman of the Board, appointed on July 1, 2003. He previously served as a director of Entek IRD International until its sale to Allen Bradley, a division of Rockwell International Corporation.

John V. Moran, age 55. Mr. Moran has served as a Director since October 2003 and as Chief Executive Officer of the Company since November 2003. Mr. Moran served as Vice President of GP Strategies Corporation from 2001 to 2005. He was elected Director of Five Star Products, Inc. in January 2002. He served as President and Chief Executive Officer of GP e-Learning Technologies, Inc. from 2000 to 2001, and was Group President of the Training and Technology Group for General Physics Corporation, a wholly owned subsidiary of GP Strategies, from 1994 to 2000.

Harold D. Paris, age 51. Mr. Paris has been a Senior Vice President since May 2001 and is currently responsible for the Company’s training center business operations. Previously, Mr. Paris served as Vice President of Sales and Marketing for the Power Systems Business Unit, and has served in various marketing and business management positions with the Company and its predecessors since 1980.

George J. Pedersen, age 70. Mr. Pedersen has served as a Director since 1994 and as Chairman of the Company’s Executive Committee since 1997.

He currently serves as Chairman of the Board and Chief Executive Officer of ManTech International Corporation, a company he co-founded in 1968. Mr. Pedersen is on the Board of Directors of the National Defense Industrial Association, the Chairman of the Board of the Institute for Scientific Research, Inc. and the Association for Enterprise Integration.

Douglas E. Sharp, age 46. Mr. Sharp has served as Director since October 2003. He has been President of GP Strategies Corporation since February 2006, and President of General Physics Corporation (“GPC”), a global workforce development, engineering and technical services company, since 2002. GPC is a wholly-owned subsidiary of GP Strategies. Mr. Sharp, who is a mechanical engineer, had most recently served as Chief Operating Officer of GPC. He holds professional engineering registrations in the states of Arizona, Florida, Ohio, South Carolina, Tennessee and Washington. Mr. Sharp is a member of American Society of Training and Development, American Society of Mechanical Engineers and the American Institute of Chemical Engineers.

Section 16 (a) Beneficial Ownership Reporting Compliance

Under Section 16 (a) of the Securities Exchange Act of 1934, the Company’s directors and officers and persons who are the beneficial owners of more than 10% of the common stock are required to report their beneficial ownership of common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during 2005. The Company believes that all of these filings requirements were satisfied by its directors and officers and by the beneficial owners of more than 10% of the common stock. In making the foregoing statements, the Company has relied on copies of the reporting forms received by it or the written representations from certain reporting persons.

Audit Committee

The Company has established an Audit Committee of the Board of Directors consisting of Dr. Sheldon Glashow, Dr. Roger Hagengruber and Joseph Lewis. The Board of Directors has determined that Mr. Lewis qualifies as an “audit committee financial expert” under applicable SEC regulations and that all members satisfy the independence and experience requirements under the listing standards of the American Stock Exchange that currently apply to the Company.

Code of Ethics

The Company has adopted a Code of Ethics for the principal executive officer and senior financial officers of the Company and its subsidiaries, including, but not limited to, the chief executive officer, the chief operating officer, the chief financial officer, and the senior officers in the accounting and finance department of the Company and its subsidiaries. The Code of Ethics is available on the Company’s website at www.gses.com. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for its executive officers, the Company will disclose the nature of such amendment or waiver on its website at www.gses.com.

ITEM. 11 EXECUTIVE COMPENSATION

The following table and notes present the compensation paid by the Company for services rendered by the Company’s principal executive officer and the four other most highly compensated executive officers of the Company for the fiscal years ended December 31, 2005, 2004 and 2003.

					Long-Term
					Compensation
					Awards
					Securities
Name and Principal					Underlying	All Other
Position	Year	Salary	Bonus		Options	Compensation

John V. Moran (1)	2005	$226,356	$-		48,376	$35,766	(2)
Chief Executive Officer	2004	289,000	-		-	1,922	(3)
	2003	35,000	-		-	-

Chin-Our Jerry Jen	2005	$173,305	$63,000	(4)	36,282	$18,490	(5)
President & COO	2004	172,500	-		-	17,800	(6)
	2003	186,308	-		-	19,417	(7)

Jeffery G. Hough	2005	$157,051	$56,700	(4)	32,654	$13,317	(8)
Sr. Vice President & CFO	2004	155,250	-		-	12,074	(9)
	2003	154,100	40,000	(10)	-	12,756	(11)

Gill R. Grady	2005	$140,607	$43,500	(4)	29,227	$17,649	(12)
Sr. Vice President	2004	138,958	-		-	16,449	(13)
	2003	149,654	-		-	17,549	(14)

Hal D. Paris	2005	$138,926	$21,300	(4)	28,622	$19,072	(15)
Sr. Vice President	2004	136,083	21,300	(4)	-	16,312	(16)
	2003	146,562	-		-	16,428	(17)

(1)            In 2004 and 2003 the Company was charged $289,000 and $35,000, respectively, by GP Strategies Corporation for compensation and benefits for Mr. Moran, the Company’s CEO, who was an employee of GP Strategies until December 16, 2004.
(2)
Consists of $19,062 from the exercise of Millenium Cell stock options, $5,665 for automobile lease, $2,880 for Company retirement plan matching, $3,691 for executive group term life insurance premiums, $3,708 for personal gasoline expenditures, and $760 for the waiver of Company medical and dental insurance coverage.

(3)	Personal gasoline expenditures.
(4)	Bonus paid under change of control agreement related to the sale of the Company’s Process Automation business in September 2003.
(5)
Consists of $3,570 for Company retirement plan matching, $2,354 for executive group term life insurance premiums, $1,366 for personal gasoline expenditures, $4,000 for club membership dues, and $7,200 for car allowance.

(6)
Consists of $3,450 for Company retirement plan matching, $2,423 for executive group term life insurance premiums, $1,194 for personal gasoline expenditures, $3,833 for club membership dues, and $6,900 for car allowance.

(7)
Consists of $3,726 for Company retirement plan matching, $2,683 for executive group term life insurance premiums, $946 for personal gasoline expenditures, $4,308 for club membership dues, and $7,754 for car allowance.

(8)	Consists of $1,102 for executive group term life insurance premiums, $1,015 for personal gasoline expenditures, $4,000 for club membership dues, and $7,200 for car allowance.
(9)	Consists of $752 for executive group term life insurance premiums, $589 for personal gasoline expenditures, $3,833 for club membership dues, and $6,900 for car allowance.
(10)   Bonus paid for prior year performance.
(11)     Consists of $679 for executive group term life insurance premiums, $15 for personal gasoline expenditures, $4,308 for club membership dues, and $7,754 for car allowance.
(12)   Consists of $2,682 for Company retirement plan matching, $644 for executive group term life insurance premiums, $3,123 for personal gasoline expenditures, $4,000 for club membership dues, and $7,200 for car allowance.
(13)     Consists of $2,779 for Company retirement plan matching, $664 for executive group term life insurance premiums, $2,273 for personal gasoline expenditures, $3,833 for club membership dues, and $6,900 for car allowance.
(14)     Consists of $2,993 for Company retirement plan matching, $684 for executive group term life insurance premiums, $1,810 for personal gasoline expenditures, $4,308 for club membership dues, and $7,754 for car allowance.

(15)    Consists of $3,195 for Company retirement plan matching, $949 for executive group term life insurance premiums, $3,728 for personal gasoline expenditures, $4,000 for club membership dues, and $7,200 for car allowance.
(16)    Consists of $3,148 for Company retirement plan matching, $649 for executive group term life insurance premiums, $1,782 for personal gasoline expenditures, $3,833 for club membership dues, and $6,900 for car allowance.
(17)     Consists of $2,931 for Company retirement plan matching, $668 for executive group term life insurance premiums, $767 for personal gasoline expenditures, $4,308 for club membership dues, and $7,754 for car allowance.

Stock Options

The following table provides information on stock options granted to the named executive officers during 2005. Only non-statutory stock options were granted under the plan.

OPTION GRANTS IN LAST FISCAL YEAR

	Number of	Percent of
	Securities	Total Options			Potential Realizable Value at
	Underlying	Granted to	Exercise of		Assumed Annual Rates of Stock Price
	Options	Employees in	Base Price	Expiration	Appreciation for Option Term (3)
Name	Granted (1)	2005 (2)	($/share)	Date	0%	5%	10%

John V. Moran	48,376	8.1%	$ 1.85	3/22/12	$ -	$ 36,434	$ 84,906
Chin-Our Jerry Jen	36,282	6.0%	$ 1.85	3/22/12	$ -	$ 27,325	$ 63,680
Jeffery G. Hough	32,654	5.4%	$ 1.85	3/22/12	$ -	$ 24,593	$ 57,312
Gill R. Grady	29,227	4.9%	$ 1.85	3/22/12	$ -	$ 22,012	$ 51,297
Hal D. Paris	28,622	4.8%	$ 1.85	3/22/12	$ -	$ 21,556	$ 50,235

(1)	These options vested immediately.
(2)
In addition to the option grants to the executive officers reported in the table, options with an exercise price of $1.85 per share covering a total of 424,839 shares of common stock were granted to 42 employees during 2005. All options granted in 2005 vested immediately.

(3)
No gain to optionees is possible without an increase in stock price, which will benefit all stockholders commensurately. A 0% increase in stock price will result in $0 gain for the optionees. The potential realizable amounts shown illustrate the values that might be realized upon exercise immediately prior to the expiration of their term using 5% and 10% appreciation rates set by the SEC, compounded annually, and therefore are not intended to forecast possible future appreciation, if any, of the Company’s stock price.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information on option exercises in 2005 by the named executive officers and the value of their unexercised options as of December 31, 2005.

			Number of		Value of Unexercised
	# of Shares		Securities Underlying		In-the-Money
	Acquired on	Value	Unexercised Options		Options
	Exercise	Realized	at 12/31/05		at 12/31/05 (1)

			Exercisable	Unexercisable	Exercisable	Unexercisable

John V. Moran	-	$ -	48,376	-	$ -	-
Chin-Our Jerry Jen	-	-	134,232	-	-	-
Jeffery G. Hough	-	-	107,654	-	-	-
Gill R. Grady	-	-	56,727	-	-	-
Harold D. Paris	-	-	51,122	-	-	-

(1) Calculated based on $1.24, which was the closing price of the Common Stock as reported by the New York Stock Exchange on December 31, 2005.

Compensation of Directors

Only those directors who were on the Audit Committee receive compensation. All members of the audit committee are independent directors who are not employees of the Company. The 2005 director compensation structure was as follows:

				Estimated
	Annual			Annual
Title	Retainer	Meetings		Compensation

Chairman, Audit Committee	$ 15,000	$ 8,000	(1)	$ 23,000

Audit Committeee Member	$ 10,000	$ 8,000	(1)	$ 18,000

(1)	Includes $6,000 for estimated number of board meetings (4 times $1,500 each) and $2,000 for estimated number of Audit Committee meetings (4 times $500 each).

At the discretion of the Board, each person who becomes a non-management director may receive an initial grant of options under the Plan to purchase shares of common stock having an exercise price per share equal to the fair market value of a share of common stock on the date such person first becomes a non-management director. Also at the discretion of the board, under the Plan, each non-management director serving as a director on December 31 of each calendar year may receive options to purchase shares of common stock with an exercise price per share equal to the fair market value of a share of common stock on such date. Usually, options granted under the Plan to non-management directors become exercisable in three installments with 40% vesting on the first anniversary of the date of grant and 30% vesting on each of the second and third anniversaries of the date of grant, subject to acceleration under certain circumstances such as a change of control. There were no options granted to the non-management directors in 2005.

Employment Agreements

There were no employment agreements in effect for any of the executive officers at December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of the Company's common stock, as of April 15, 2005, by: (i) each stockholder who is known by the Company to own beneficially more than 5% of the outstanding common stock or Series A Cumulative Convertible Preferred Stock, (ii) each of the Company's directors, (iii) each current executive officer of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

We are not aware of any material proceedings to which any of the parties identified under (i), (ii) or (iii) above, or any associate thereof, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

	Total Number of		Percent of	Total Number of	Percent of	Percent
	Shares of		Common	Series A Preferred	Series A	of Total
	Common Stock		Stock	Stock Beneficially	Preferred Stock	Voting
Name of Beneficial Owner	Beneficially Owned		Owned (1)	Owned	Owned (2)	Stock (3)
Certain Beneficial Owners:
Wells Fargo & Company	1,861,913	(4)	20.7%	-	-	16.3%
420 Montgomery Street
San Francisco, CA 94104

Dolphin Offshore Partners, LP	1,577,966	(5)	14.9%	10,000	23.5%	12.7%
c/o Dolphin Asset Management
129 East 17th St., 2nd Floor
New York, NY 10003

Select Contrarian Value Partners, LP	1,355,933	(6)	13.1%	20,000	47.1%	11.7%
c/o Kaizen Capital LLC
4200 Montrose Blvd, Suite 510
Houston, TX 77006

Jack Silver	785,600	(7)	8.7%	-	-	6.9%
c/o SIAR Capital LLC
660 Madison Ave.
New York, NY 10021

Gregory H. Ekizian Revocable Trust	271,187	(8)	2.9%	4,000	9.4%	2.4%
1902 South Ardsley Street
Tampa, FL 33629

Opallo Investments Ltd. (BVI)	203,390	(9)	2.2%	3,000	7.1%	1.8%
c/o Bryan Cave, LLP
1290 Avenue of the Americas
New York, NY 10104

Directors and Executive Officers (10):
Jerome I. Feldman	297,712	(11)	3.3%	-	-	2.6%
Michael D. Feldman	297,712	(12)	3.3%	-	-	2.6%
George J. Pedersen	271,750	(13)	2.9%	-	-	2.5%
Chin-Our Jerry Jen	88,032	(14)	1.0%	-	-	0.8%
Scott N. Greenberg	58,028	(15)	0.6%	-	-	0.5%
Gill R. Grady	56,827	(16)	0.6%	-	-	0.5%
Hal D. Paris	51,122	(17)	0.6%	-	-	0.4%
John V. Moran	48,376	(18)	0.5%	-	-	0.4%
Jeffery G. Hough	32,654	(19)	0.4%	-	-	0.3%
Sheldon L. Glashow	17,504	(20)	0.2%	-	-	0.2%
Joseph W. Lewis	10,000	(21)	0.1%	-	-	0.1%
Roger Hagengruber	10,000	(22)	0.1%	-	-	0.1%
Douglas Sharp	4,277	(23)	-	-	-	-
Andrea Kantor	-		-	-	-	-
Directors and Executive Officers	944,141	(24)	9.7%	-	-	7.8%
as a group (14 persons)

(1) The percentage of class calculation for Common Stock assumes for each beneficial owner and directors and executive officers as a group that (i) all options and warrants are exercised in full and all shares of Series A Cumulative Convertible Preferred Stock are converted into Common Stock only by the named beneficial owner or members of the group and (ii) no other options are exercised and no other shares of Series A Cumulative Convertible Preferred Stock are converted by any other stockholder.

(2) The percentage of class calculation for Series A Cumulative Convertible Preferred Stock assumes for each beneficial owner and directors and executive officers as a group that no shares of Series A Cumulative Convertible Preferred Stock are converted into Common Stock by the named beneficial owner, members of the group, or any other stockholder.

(3) The percentage of voting stock calculation sets forth the percentage of the aggregate number of votes of all holders of Common Stock and Series A Cumulative Convertible Preferred Stock represented by the Common Stock and Series A Cumulative Convertible Preferred Stock beneficially owned by each beneficial owner and directors and executive officers as a group and assumes for each beneficial owner and directors and executive officers as group that (i) all options and warrants are exercised in full only by the named beneficial owner of members of the group, (ii) no other options or warrants are exercised by any other stockholder, and (iii) no shares of Series A Cumulative Convertible Preferred Stock are converted into Common Stock by the named beneficial owner, members of the group, or any other stockholder.

(4) Based on a Schedule 13G filed jointly by Wells Fargo & Company and Wells Capital Management Incorporated with the Securities and Exchange Commission (“SEC”) on February 2, 2006.

(5) Includes 1,012,994 shares of Common Stock issuable upon exercise of warrants held by Dolphin Offshore Partners, LP (“Dolphin’) which are currently exercisable, as well as 564,972 shares of Common Stock issuable upon conversion of Series A Cumulative Convertible Preferred Stock held by Dolphin.

(6) Based on a Schedule 13G filed jointly by Kaizen Capital, LLC, Kaizen Management, LP and Select Contrarian Value Partners, LP (“SCVP”) with the SEC on March 22, 2006. Kaizen Capital LLC is the general partner of Kaizen Management LP, and Kaizen Management, LP and Kaizen Capital, LLC are the general partners of SCVP. David W. Berry is the manager of all three entities. Includes 225,989 shares of Common Stock issuable upon exercise of warrants held by Select Contrarian Value Partners LP (“SCVP”) which are currently exercisable, as well as 1,129,944 shares of Common Stock issuable upon conversion of Series A Cumulative Convertible Preferred Stock held by SCVP.

(7) Based on a Schedule 13G filed by Mr. Silver with the SEC on February 13, 2006. Such shares of Common Stock beneficially owned by Mr. Silver include (a) 694,796 shares of Common Stock held by Sherleigh Associates Inc. Profit Sharing Plan, a trust of which Mr. Silver is the trustee; and (b) 90,804 shares held by Sherleigh Associates Inc. Defined Benefit Pension Plan, a trust of which Mr. Silver is the trustee.

(8) Includes 45,198 shares of Common Stock issuable upon exercise of warrants held by Gregory H. Ekizian Revocable Trust (“GHERT”) which are currently exercisable, as well as 225,989 shares of Common Stock issuable upon conversion of Series A Cumulative Convertible Preferred Stock held by GHERT.

(9) Includes 33,898 shares of Common Stock issuable upon exercise of warrants held by Opallo Investments Ltd. (“Opallo”) which are currently exercisable, as well as 169,492 shares of Common Stock issuable upon conversion of Series A Cumulative Convertible Preferred Stock held by Opallo.

(10) The address of all directors and executive officers is in care of GSE Systems, Inc., 7133 Rutherford Rd., Suite 200, MD 21244.

(11) Includes 165,753 shares of common Stock owned directly by Mr. Feldman, 115,500 shares of Common Stock issuable upon exercise of stock options held by Mr. Feldman which are currently exercisable, 1,341 shares of Common Stock allocated to Mr. Feldman’s account pursuant to the provisions of the GP Retirement Savings Plan (the “GP Plan”), 354 shares of Common Stock held by members of Mr. Feldman’s family, and 14,764 shares of Common Stock issuable upon exercise of stock options held by Mr. Feldman’s family which are currently exercisable. Mr. Feldman disclaims beneficial ownership of all shares held by his family.

(12) Includes 206 shares of Common Stock owned directly by Mr. Feldman, 14,764 shares of Common Stock issuable upon exercise of stock options held by Mr. Feldman which are currently exercisable, 165,901 shares of Common Stock held by Mr. Feldman’s family, 115,500 shares of Common Stock issuable upon exercise of stock options held by Mr. Feldman’s family which are currently exercisable, and 1,341 shares of Common Stock allocated to the account of Mr. Feldman’s family pursuant to the provisions of the GP Plan. Mr. Feldman disclaims beneficial ownership of all shares held by his family.

(13) Includes 56,250 shares owned directly by Mr. Pedersen, 115,500 shares of Common Stock issuable upon exercise of stock options held by Mr. Pedersen which are currently exercisable, and 100,000 warrants which are owned by ManTech International Corp. and are currently exercisable. Mr. Pedersen has a controlling interest in ManTech International Corporation. Mr. Pedersen disclaims beneficial ownership of the warrants owned by ManTech.

(14) Includes 3,800 shares of Common Stock owned directly by Mr. Jen and 84,232 shares of Common Stock issuable upon exercise of stock options held by Mr. Jen which are currently exercisable.

(15 Includes 5,015 shares of Common Stock owned directly by Mr. Greenberg, 50,000 shares of Common Stock issuable upon exercise of stock options held by Mr. Greenberg which are currently exercisable, 1,881 shares of Common Stock allocated to Mr. Greenberg’s account pursuant to the provisions of the GP Plan, and 1,132 shares of Common Stock held by Mr. Greenberg’s family. Mr. Greenberg disclaims beneficial ownership of the 1,132 shares of Common Stock owned by his family.

(16) Includes 100 shares of Common Stock owned directly by Mr. Grady and 56,727 shares of Common Stock issuable upon exercise of stock options held by Mr. Grady which are currently exercisable.

(17) Includes 51,122 shares of Common Stock issuable upon exercise of stock options held by Mr. Paris which are currently exercisable.

(18) Includes 48,376 shares of Common Stock issuable upon exercise of stock options held by Mr. Moran which are currently exercisable.

(19) Includes 32,654 shares of Common Stock issuable upon exercise of stock options held by Mr. Hough which are currently exercisable.

(20) Includes 875 shares owned directly by Dr. Glashow and 16,629 shares of Common Stock issuable upon exercise of stock options held by Dr. Glashow which are currently exercisable.

(21) Includes 10,000 shares of Common Stock issuable upon exercise of stock options held by Mr. Lewis which are currently exercisable.

(22) Includes 10,000 shares of Common Stock issuable upon exercise of stock options held by Dr. Hagengruber which are currently exercisable.

(23) Includes 2,136 shares of Common Stock allocated to the account of Mr. Sharp pursuant to the provisions of the GP Plan.

(24) Includes 705,504 shares of Common Stock issuable upon exercise of stock options and warrants which are currently exercisable, 5,358 shares of Common Stock allocated to accounts pursuant to the provisions of the GP Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 21, 2005, the Board of Directors of GP Strategies Corporation (“GP Strategies”) approved plans to spin-off its 57% interest in GSE through a special dividend to the GP Strategies’ stockholders. On September 30, 2005, the GP Strategies’ stockholders received 0.283075 share of GSE common stock for each share of GP Strategies common stock or Class B stock held on the record date of September 19, 2005. Following the spin-off, GP Strategies ceased to have any ownership interest in GSE.

On January 1, 2004, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. GSE was charged $685,000 for GP Strategies’ services in both 2005 and 2004.

The agreement has been extended through December 31, 2006 without an increase in the fee. In addition, in 2004 GSE was charged $289,000 by GP Strategies for compensation and benefits of the Company’s CEO who was an employee of GP Strategies until December 16, 2004.

In 2003, GSE was charged $100,000 for management services and insurance coverage for November and December 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firms’ Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2005 and fees billed for other services rendered by KPMG LLP, together with a comparison of the fees for audit services and other services rendered by KPMG LLP in 2004.

		2005	2004

Audit fees (1)		$ 193,250	$ 167,000

Audit related fees (2)		12,500	11,000

Tax fees (3)		1,500	5,000

	Total fees	$ 207,250	$ 183,000

(1)
Audit fees consisted of fees for audits of the Company’s financial statements, including quarterly review services in accordance with SAS No. 100,  statutory audit services for subsidiaries of the Company, and issuance of consents for SEC filings.

(2)	Audit related fees consisted principally of fees for audits of financial statements of certain employee benefit plans.
(3)	Tax fees consisted of fees for tax consultation and tax compliance services.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of KPMG are subject to specific pre-approval policies of the Audit Committee. All audit and permitted non-audit services to be performed by KPMG require pre-approval by the Audit Committee in accordance with pre-approval policies established by the Audit Committee. The procedures require all proposed engagements of KPMG for services of any kind be directed to the Company’s General Counsel and then submitted for approval to the Audit Committee prior to the beginning of any service.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) List of Financial Statements

No financial statements are filed with this Form 10-K/A.

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

GSE SYSTEMS, INC.

By: /s/ John Moran
            John Moran
            Chief Executive Officer

Dated: May 1, 2006

Exhibit	Description of Exhibit

3	Articles of Incorporation and Bylaws

3(i) 1
Third Amended and Restated Certificate of Incorporation of the Company. Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on October 24, 2001 and incorporated herein by reference.

3(ii) 1
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

4.3
Cancellation and Warrant Exchange Agreement dated February 28, 2006 by and among GSE Systems, Inc. and Dolphin Direct Equity Partners, LP. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006 and incorporated herein by reference.

4.4
Registration Rights Agreement dated February 28, 2006 by and among GSE Systems, Inc. and Dolphin Direct Equity Partners, LP. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006 and incorporated herein by reference.

Exhibit	Description of Exhibit
4.5
Senior Subordinated Secured Convertible Note and Warrant Purchase Agreement dated as of May 26, 2005 by and among GSE Systems, Inc. and Dolphin Direct Equity Partners, LP. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006 and incorporated herein by reference.

4.6
Form of Senior Subordinated Secured Convertible Promisson Note dated as of May 26, 2005 issued by and among GSE Systems, Inc. and Dolphin Direct Equity Partners, LP. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006 and incorporated herein by reference.

4.7
Form of Warrant to Purchase 900,000 shares of Common Stock of GSE Systems, Inc. dated as of February 28, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006 and incorporated herein by reference.

4.8
Form of Warrant to Purchase 380,952 shares of Common Stock of GSE Systems, Inc. dated as of May 26, 2005. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006 and incorporated herein by reference.

4.9
Form of Warrant to Purchase shares of Common Stock of GSE Systems, Inc. dated as of February 28, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006 and incorporated herein by reference.

4.10
Certificate of Designation, Preferences and Rights of Series A Cumulative Preferred Stock dated as of February 28, 2006 providing for the issuance of a series of 42,500 shares of Series A Cumulative Convertible Preferred Stock, par value $0.01 per share. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 6, 2006 and incorporated herein by reference.

4.11
Form of Warrant to Purchase 367,647 shares of the Company’s Common Stock dated as of March 7, 2006. Previously filed in connection with the GSE Systems, Inc.  Form 8-K filed with the Securities and Exchange Commission on March 13, 2006 and incorporated herein by reference.

Exhibit	Description of Exhibit
4.12
Grant of Security Interest in Patents and Trademarks by and among GSE Systems, GSE Power Systems, Inc. and Laurus Master Fund, Ltd. dated March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006 and incorporated herein by reference.

4.13
Subsidiary Guaranty by and among GSE Company Services LLC, MSHI, Inc., GSE Power Systems, Inc., GSE Erudite Software Inc., GSE Government & Military Simulation Systems, Inc., and GSE Process Solutions, Inc. and Laurus Master Fund, Ltd. dated as of March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006 and incorporated herein by reference.

4.14
Control Agreement by and among GSE Systems, Inc., Laurus Master Fund Ltd. and GSE Services Company LLC dated as of March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006 and incorporated herein by reference.

4.15
Security Agreement by and among GSE Systems, Inc., GSE Power Systems, Inc. and Laurus Master Fund, Ltd. dated as of March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006 and incorporated herein by reference.

4.16
Registration Rights Agreement by and among GSE Systems, Inc. and Laurus Master Fund, Ltd. dated as of March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006 and incorporated herein by reference.

4.17
Stock Pledge Agreement by and among the Company, MSHI, Inc., GSE Power Systems, Inc., GSE Process Solutions, Inc. and Laurus Master Fund, Ltd. dated as of March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006 and incorporated herein by reference.

4.18
Secured Non-convertible Revolving Note dated as of March 7, 2006. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006 and incorporated herein by reference.

Exhibit	Description of Exhibit
10.	Material Contracts

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

10.2
GSE Systems, Inc. 1995 Long-Term Incentive Plan, amended as of April 28, 2005. Previously filed in connection with the GSE Systems, Inc. Form DEF 14A as filed with the Securities and Exchange Commission on May 31, 2005 and incorporated herein by reference. *

10.3
Form of Option Agreement Under the GSE Systems, Inc. 1995 Long-Term Incentive Plan. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference. *

10.4
Office Lease Agreement between Sterling Rutherford Plaza, L.L.C. and GSE Systems, Inc. (dated as of February 10, 1998). Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 21, 1998 and incorporated herein by reference.

10.5
Office Lease Agreement between Red Branch Road, L.L.C. and GSE Systems, Inc. (dated February 10, 1998). Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 21, 1998 and incorporated herein by reference.

10.6
Assignment of Lease and Amendment of Lease between GSEM, LLC and GSE Systems, Inc. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 31, 2006 and incorporated herein by reference.

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

Exhibit	Description of Exhibit
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

10.12
Forbearance letter dated August 4, 2005 from Wachovia Bank, National Association. Previously filed in connection with the GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on August 15, 2005 and incorporated herein by reference.

14.	Code of Ethics

14.1
Code of Ethics for Principal Executive Officer and Senior Financial Officers. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 31, 2006 and incorporated herein by reference.

21.	Subsidiaries.

21.1
List of Subsidiaries of Registrant at December 31, 2005. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 31, 2006 and incorporated herein by reference.

23.	Consents of Experts and Counsel

23.1.	Consent of KPMG LLP. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 31, 2006 and incorporated herein by reference.

Exhibit	Description of Exhibit
24.	Power of Attorney

24.1
Power of Attorney for Directors’ and Officers’ Signatures on SEC Form 10-K. Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 31, 2006 and incorporated herein by reference.

31.	Certifications

31.1

Certification of Chief Executive Officer of the Company pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
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