Form 10-Q
period 2006-03-31
GSE SYSTEMS INC
filed 2006-05-16
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2006.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number: 0-26494

GSE SYSTEMS, INC.
  (Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

7133 Rutherford Rd., Suite 200, Baltimore, MD 21244
(Address of principal executive office and zip code)

Registrant's telephone number, including area code: (410) 277-3740

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$104	$1,321
Contract receivables	9,199	6,896
Prepaid expenses and other current assets	470	376
Total current assets	9,773	8,593

Equipment and leasehold improvements, net	322	329
Software development costs, net	862	940
Goodwill	1,739	1,739
Other assets	1,190	381
Total assets	$13,886	$11,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$1,182
Accounts payable	2,226	3,019
Due to GP Strategies Corporation	213	542
Accrued expenses	1,321	1,612
Accrued compensation and payroll taxes	1,310	1,226
Billings in excess of revenue earned	2,834	1,177
Accrued warranty	672	754
Other current liabilities	-	6
Total current liabilities	8,576	9,518

Long-term debt	403	869
Other liabilities	-	698
Total liabilities	8,979	11,085
Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock $.01 par value,
2,000,000 shares authorized, shares issued and	-	-
outstanding 42,500 in 2006 and none in 2005
Common stock $.01 par value, 18,000,000 shares authorized,
shares issued and outstanding 8,999,706 in 2006 and 2005	90	90
Additional paid-in capital	36,223	30,915
Accumulated deficit - at formation	(5,112)	(5,112)
Accumulated deficit - since formation	(25,161)	(23,839)
Accumulated other comprehensive loss	(1,133)	(1,157)
Total stockholders' equity	4,907	897
Total liabilities and stockholders' equity	$13,886	$11,982

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2006	2005

Contract revenue	$5,584	$6,293

Cost of revenue	4,133	5,238
Gross profit	1,451	1,055

Operating expenses:
Selling, general and administrative	1,021	1,830
Administrative charges from GP Strategies	171	171
Depreciation and amortization	47	77
Total operating expenses	1,239	2,078

Operating income (loss)	212	(1,023)

Interest expense, net	(157)	(17)
Loss on early extinguishment of debt	(1,428)	-
Other income (expense), net	51	(51)
Loss before income taxes	(1,322)	(1,091)

Provision (benefit) for income taxes	-	(49)
Net loss	(1,322)	(1,042)

Preferred stock dividends	(29)	-

Net loss attributed to common shareholders	$(1,351)	$(1,042)

Basic loss per common share	$(0.15)	$(0.12)

Diluted loss per common share	$(0.15)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2006	2005

Net loss	$(1,322)	$(1,042)

Foreign currency translation adjustment	24	(158)

Comprehensive loss	$(1,298)	$(1,200)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

								Accumulated
	Preferred		Common		Additional	Accumulated Deficit		Other
	Stock		Stock		Paid-in	At	Since	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Formation	Formation	Loss	Total
Balance, January 1, 2006	-	$-	9,000	$90	$30,915	$(5,112)	$(23,839)	$(1,157)	$897

Foreign currency translation adjustment	-	-	-	-	-	-	-	24	24
Issuance of preferred stock	43	-	-	-	3,386	-	-	-	3,856
Vesting of employee stock options	-	-	-	-	10	-	-	-	10
Issuance of warrants	-	-	-	-	1,941	-	-	-	1,471
Preferred stock dividends payable	-	-	-	-	(29)	-		-	(29)
Net loss	-	-	-	-	-	-	(1,322)	-	(1,322)
Balance, March 31, 2006	43	$-	9,000	$90	$36,223	$(5,112)	$(25,161)	$(1,133)	$4,907

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,322)	$(1,042)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	212	192
Loss on extinguishment of debt	1,428	-
Employee stock based compensation expense	10	-
Changes in assets and liabilities:
Contract receivables	(2,303)	149
Prepaid expenses and other assets	(37)	(97)
Accounts payable, accrued compensation and accrued expenses	(1,046)	(320)
Due to GP Strategies Corporation	(329)	280
Billings in excess of revenues earned	1,657	(520)
Accrued warranty reserves	(82)	8
Other liabilities	29	(43)
Net cash used in operating activities	(1,783)	(1,393)

Cash flows from investing activities:
Capital expenditures	(39)	(67)
Capitalized software development costs	(29)	(91)
Net cash used in investing activities	(68)	(158)

Cash flows from financing activities:
Increase (decrease) in borrowings under lines of credit	(779)	700
Proceeds from issuance of common stock	-	100
Net proceeds from issuance of preferred stock	3,856	-
Deferred financing costs	(448)	-
Paydown of note payable	(2,000)	-
Other financing activities, net	-	(6)
Net cash provided by financing activities	629	794

Effect of exchange rate changes on cash	5	(17)
Net decrease in cash and cash equivalents	(1,217)	(774)
Cash and cash equivalents at beginning of year	1,321	868
Cash and cash equivalents at end of period	$104	$94

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended March 31, 2006 and 2005
(Unaudited)

1.	Basis of Presentation and Revenue Recognition

Basis of Presentation

The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the “Company” or “GSE”) without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2005.

On June 21, 2005, the Board of Directors of GP Strategies Corporation (“GP Strategies”) approved plans to spin-off its 57% interest in GSE through a special dividend to the GP Strategies’ stockholders. On September 30, 2005, the GP Strategies’ stockholders received 0.283075 share of GSE common stock for each share of GP Strategies common stock or Class B stock held on the record date of September 19, 2005. Following the spin-off, GP Strategies ceased to have any ownership interest in GSE. GP Strategies continues to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax pursuant to a Management Services Agreement which expires on December 31, 2006.

The Company has only one reportable segment. The Company has a wide range of knowledge of simulation systems and the processes those systems are intended to control and model. The Company’s knowledge is concentrated heavily in simulation technology and model development. The Company is primarily engaged in simulation for the power generation industry, the process industries, and the US Government. Contracts typically range from 18 months to three years.

On February 28, 2006, the Company and Dolphin Equity Partners, LP (“Dolphin”) entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement”) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed below, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share (the “Dolphin Warrant”). Dolphin must exercise the new warrant promptly after the Company certifies to Dolphin on or after May 30, 2006 (the “Mandatory Exercise Date”) that, among other things, the current stock price shall not be less than $1.25 on the Mandatory Exercise Date and that the average of the current stock prices for each trading day of the 30 calendar day period up to and including the Mandatory Exercise Date is not less than $1.25. At the date of issuance, the fair value of the Dolphin Warrant was $868,000, as established using the Black-Scholes Model, and was recorded in paid-in capital with the offset recorded as loss on extinguishment of debt.

In conjunction with the early payoff of the Dolphin Note and the cancellation of the 380,952 warrants, the Company wrote off the remaining unamortized Original Issue Discount of $1.1 million, wrote off the remaining unamortized deferred financing charges of $185,000, recognized a credit of $698,000 from the write-off of the liabilities related to the Dolphin Note conversion feature and the related warrants and took an $868,000 charge for the value of the 900,000 new warrants issued to Dolphin. The total loss on extinguishment of the Dolphin Note and the cancellation of the related warrants totaled $1.4 million.

On February 28, 2006, the Company raised $3.9 million, net of associated fees of $395,000, through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to “accredited investors”, as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock is convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company’s Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In total, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock.  At the date of issuance, the fair value of the warrants was $342,000 and the fair value of the preferred stock was $3.9 million. The fair value of the warrants and the preferred stock was determined through the use of the relative fair value method, in which the $4.25 million gross proceeds was allocated based upon the fair values of the warrants, as determined by using the Black-Scholes Model, and the preferred stock, as determined by an independent appraisal. The Convertible Preferred Stock holders are entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30. If the Company does not make two consecutive dividend payments on the dates such payments are due, there will be an additional 30% warrant coverage of five-year warrants at a conversion price of $1.77 per share. At any time after March 1, 2007, the Company has the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeds 200% of the Series A Conversion Price. The holders of the Convertible Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote, together with the holders of the voting common stock, all voting together as a single class. The holders of the Convertible Preferred Stock are entitled to the number of votes equal to the number of GSE common stock that they would receive upon conversion of their Convertible Preferred Stock.

The Company paid the placement agent for the Convertible Preferred Stock and Warrants 6% of the gross proceeds received by the Company from the offering ($255,000) plus five-year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.77 per share. In addition to the placement agent fee, the Company paid $140,000 of other transaction fees related to the offering. At the date of issuance, the fair value of the placement agent warrants was $128,000, as established using the Black-Scholes Model, and was recorded in paid-in capital, with the offset recognized as a reduction of the preferred stock proceeds.

The proceeds were used to payoff the Dolphin Note and the Company’s line of credit balance and for other working capital purposes.

On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd. and terminated its $1.5 million bank line of credit. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable, and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points, with interest only payments due monthly. There are no financial covenant requirements under the new agreement. At March 31, 2006, the Company’s available borrowing base was $2.7 million of which $403,000 had been utilized. The credit facility expires on March 6, 2008. The Company issued to Laurus Master Fund, Ltd. a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share. At the date of issuance, the fair value of the Laurus warrant, which was established using the Black-Scholes Model, was $603,000 and was recorded as paid-in capital with the offset recorded as deferred financing charges. Deferred financing charges are classified as an other asset and are amortized over the term of the credit facility through a charge to interest expense.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to revenue recognition, capitalization of software development costs, and the recoverability of deferred tax assets. Actual results could differ from these estimates and those differences could be material.

Revenue Recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified. The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim. The Company has an outstanding claim with a customer for work performed through December 31, 2005 of approximately $265,000, for which $120,000 was recognized in 2005.

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience. The Company’s long-term contracts generally provide for a one-year warranty on parts, labor and any bug fixes as it relates to software embedded in the systems.

The Company’s system design contracts do not provide for “post customer support service” (PCS) in terms of software upgrades, software enhancements or telephone support. In order to obtain PCS, the customers must purchase a separate contract. Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, and maintenance releases. The Company recognizes revenue from these contracts ratably over the life of the agreements in accordance with Statement of Position 97-2 Software Revenue Recognition.

Revenue from the sale of software licenses for the Company’s modeling tools which do not require significant modifications or customization are recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is considered probable.

Revenues from certain consulting or training contracts are recognized on a time-and-material basis. For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

For the three months ended March 31, 2006 and 2005, one customer (Battelle’s Pacific Northwest National Laboratory) accounted for approximately 14.4% and 32.3%, respectively, of the Company’s consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects GSE performs in Eastern and Central Europe. The Emirates Simulation Academy, LLC accounted for 13.4% of the Company’s consolidated revenue for the three months ended March 31, 2006 (the Company had no revenue from ESA in the first quarter 2005).

Contract receivables unbilled totaled $3.5 million and $3.7 million as of March 31, 2006 and December 31, 2005, respectively. In April 2006 the Company billed $609,000 of the unbilled amounts.

2.	Basic and Diluted Loss Per Common Share

Basic loss per share is based on the weighted average number of outstanding common shares for the period. Diluted loss per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options, warrants or convertible preferred stock were exercised or converted into common stock.

The number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three months ended
	March 31,
	2006	2005
Numerator:
Net Loss	$(1,322)	$(1,042)
Preferred stock dividends	(29)	-
Net loss attributed to common stockholders	$(1,351)	$(1,042)

Denominator:
Weighted-average shares outstanding for basic
earnings per share	9,101,830	8,996,373

Effect of dilutive securities:
Employee stock options, warrants,
options outside the plan and convertible
preferred stock	-	-
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	9,101,830	8,996,373

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	3,477,154	1,361,338

The net loss for the three months ended March 31, 2006 was increased by preferred stock dividends of $29,000 in calculating the per share amounts. For the three months ended March 31, 2005, there were no preferred stock dividends. Conversion of the stock options, warrants and convertible preferred stock was not assumed for the three months ended March 31, 2006 and 2005 because the impact was anti-dilutive, with the exception of the 367,647 warrants issued to Laurus Master Funds Ltd. which are already included in basic weighted-average shares outstanding since their exercise price per share is $0.01.

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

Software development costs capitalized were $29,000 and $91,000 for the quarters ended March 31, 2006 and 2005, respectively. Total amortization expense was $107,000 and $115,000 for the quarters ended March 31, 2006 and 2005, respectively.

4.	Stock-Based Compensation

Accounting Standard Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. The Company adopted SFAS No. 123R on January 1, 2006, using the Modified Prospective Application method without restatement of prior periods. Under this method, the Company would begin to amortize compensation cost for the remaining portion of its outstanding awards for which the requisite service was not yet rendered as of January 1, 2006. However, at January 1, 2006, all of the Company’s outstanding options were fully vested and thus there will be no compensation expense in 2006 related to the adoption of SFAS No. 123R on these outstanding options. The Company will determine the fair value of and account for awards that are granted, modified, or settled after January 1, 2006 in accordance with SFAS No. 123R.

The following table presents the impact of SFAS No. 123R on operating income, loss before income tax expense, net loss, basic and diluted loss per share, and cash flows from operating and financing activities:

(In thousands, except per share data)	As Reported
	Including	Excluding
	SFAS No. 123R	SFAS No. 123R
Three Months Ended March 31, 2006	Adoption	Adoption	Impact

Operating income	$212	$222	$(10)
Loss before income tax expense	(1,322)	(1,312)	(10)
Net loss	(1,322)	(1,312)	(10)

Basic loss per common share	(0.15)	(0.15)	-
Diluted loss per common share	(0.15)	(0.15)	-

Net cash used in operating activities	(1,783)	(1,783)	-
Net cash provided by financing activities	629	629	-

Long term incentive plan

During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the “Plan”), which includes all officers, key employees and non-employee members of the Company’s Board of Directors. All options to purchase shares of the Company’s common stock under the Plan expire seven years from the date of grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the grant date and 30% vesting on each of the second and third anniversaries of the grant date, subject to acceleration under certain circumstances. As of March 31, 2006, the Company had 46,566 shares of common stock reserved for future grants under the Plan.

Under SFAS No. 123R, the Company recognizes compensation expense on a straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. The Company applies a forfeiture estimate to compensation expense recognized for awards that are expected to vest during the requisite service period, and revises that estimate if subsequent information indicates that the actual forfeitures will differ from the estimate. The Company recognizes the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change. The Company does not capitalize any portion of its stock-based compensation.

During the three months ended March 31, 2006, the Company recognized $10,000 of pre-tax stock-based compensation expense under the fair value method in accordance with SFAS No. 123R.

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Years	Value

Outstanding as of December 31, 2005	1,917,678	$3.13

Granted	615,000	1.61
Exercised	-	-
Cancelled/expired	(293,044)	3.29
Outstanding as of March 31, 2006	2,239,634	2.69	3.95	$67,650

Exercisable at March 31, 2006	1,624,634	3.09	2.82	-
Nonvested shares at March 31, 2006	615,000	1.61	6.96	67,650

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

Weighted
Average
	Number	Grant-Date
	of Shares	Fair Value

Nonvested at January 1, 2006	-	$-

Granted	615,000	1.03

Vested	-	-

Forfeited	-	-

Nonvested at December 31, 2006	615,000	1.03

The fair value of the options granted in the first quarter 2006 was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Three months ended
March 31,
2006
Risk- free interest rates	4.73%
Dividend yield	0%
Expected life	5.0
Volatility	73.97%

As of March 31, 2006, the Company had $449,000 of unrecognized compensation related to the unvested portion of outstanding stock options which is expected to be recognized through March 2009.

Pro-Forma Information

The following table presents the pro-forma effect on net income and earnings per share for all outstanding stock-based compensation awards for the three months ended March 31, 2005 in which the fair value provisions of SFAS No. 123R were not in effect:

(in thousands, except per share data)	Three months ended
March 31, 2005

Net loss, as reported	$(1,042)
Add stock-based employee compensation expense
included in reported net loss	-
Deduct total stock-based employee compensation
expense determined under fair-value-method
for all awards	(672)

Pro forma net loss	$(1,714)

Net loss per share, as reported:
Basic	$(0.12)
Diluted	$(0.12)

Net loss per share, proforma:
Basic	$(0.19)
Diluted	$(0.19)

The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Three months ended
March 31,
2005
Risk- free interest rates	4.04%
Dividend yield	0%
Expected life	4.43
Volatility	74.57%

Options with an average exercise price of $1.85 covering a total of 600,000 shares of common stock were granted to 47 employees in the first quarter 2005, all of which immediately vested.

5.	Long-term Debt

The Company’s long-term debt consists of the following:

(in thousands)	March 31,	December 31,
	2006	2005
Line of credit with bank	$-	$1,182
Line of credit with Laurus Master Fund, Ltd.	403	-
Senior convertible secured subordinated note payable	-	2,000
	403	3,182
Less warrant related discount, net of accretion	-	(318)
Less convertible option discount, net of accretion	-	(813)
	403	2,051
Less current portion	-	(1,182)
Long-term debt, less current portion	$403	$869

Line of Credit

The Company had a line of credit with a bank through General Physics Corporation, a wholly owned subsidiary of GP Strategies. Under the terms of the agreement, $1.5 million of General Physics’ available credit facility was carved out for use by GSE. The line was collateralized by substantially all of the Company’s assets and provided for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. GP Strategies guaranteed GSE’s borrowings under the credit facility, which continued in place after the spin-off from GP Strategies. The interest rate on the line of credit was based upon the Daily LIBOR Market Index Rate plus 3%, with interest only payments due monthly. A portion of the proceeds from the Company’s sale of Series A Cumulative Convertible Preferred Stock on February 28, 2006 (see Note 6) was used to pay down the outstanding balance of the line of credit, $1.2 million. The credit facility was scheduled to expire on August 13, 2006.

On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd. and terminated its existing $1.5 million bank line of credit. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable, and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points (9.75% as of March 31, 2005), with interest only payments due monthly. The credit facility does not require the Company to comply with any financial ratios.

 At March 31, 2006, the Company’s available borrowing base was $2.7 million of which $403,000 had been utilized. The credit facility expires on March 6, 2008. The Company issued to Laurus Master Fund, Ltd. a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share. At the date of issuance, the fair value of the Laurus warrant, which was established using the Black-Scholes Model, was $603,000 and was recorded as paid-in capital with the offset recorded as deferred financing charges. Deferred financing charges are classified as an other asset and are amortized over the term of the credit facility through a charge to interest expense.

Senior Convertible Secured Subordinated Note Payable

On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP (“Dolphin”) a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000 which was to mature on March 31, 2009 (the “Dolphin Note”), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the “GSE Warrant”). The Dolphin Note was convertible into 1,038,961 shares of GSE common stock at an exercise price of $1.925 per share and accrued interest at 8% payable quarterly. Both the Convertible Note and the Warrant were subject to ant-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant and Conversion Option, which was established using the Black-Scholes Model, was $375,000 and $959,000, respectively, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID was accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance was netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities were marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Common Stock.

On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement”) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed in Note 6 below, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share (the “Dolphin Warrant”). Dolphin must exercise the new warrant promptly after the Company certifies to Dolphin on or after May 30, 2006 (the “Mandatory Exercise Date”) that, among other things, the current stock price shall not be less than $1.25 on the Mandatory Exercise Date and that the average of the current stock prices for each trading day of the 30 calendar day period up to and including the Mandatory Exercise Date is not less than $1.25. At the date of issuance, the fair value of the Dolphin Warrant was $868,000, as established using the Black-Scholes Model, and was recorded in paid-in capital with the offset recorded as loss on extinguishment of debt.

In conjunction with the early payoff of the Dolphin Note and the cancellation of the 380,952 warrants, the Company wrote off the remaining unamortized Original Issue Discount of $1.1 million, wrote off the remaining unamortized deferred financing charges of $185,000, recognized a credit of $698,000 from the write-off of the liabilities related to the Dolphin Note conversion feature and the related warrants and took an $868,000 charge for the value of the 900,000 new warrants issued to Dolphin. The total loss on extinguishment of the Dolphin Note and the cancellation of the related warrants totaled $1.4 million.

6.	Series A Convertible Preferred Stock

On February 28, 2006, the Company raised $3.9 million, net of associated fees of $395,000, through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to “accredited investors”, as that term is used in rules and regulations of the Securities and Exchange Commission.

The Convertible Preferred Stock is convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company’s Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In total, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock.  At the date of issuance, the fair value of the warrants was $342,000 and the fair value of the preferred stock was $3.9 million. The fair value of the warrants and the preferred stock was determined through the use of the relative fair value method, in which the $4.25 million gross proceeds was allocated based upon the fair values of the warrants, as determined by using the Black-Scholes Model, and the preferred stock, as determined by an independent appraisal. The Convertible Preferred Stock holders are entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30. If the Company does not make two consecutive dividend payments on the dates such payments are due, there will be an additional 30% warrant coverage of five-year warrants at a conversion price of $1.77 per share. At any time after March 1, 2007, the Company has the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeds 200% of the Series A Conversion Price. The holders of the Convertible Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote, together with the holders of the voting common stock, all voting together as a single class. The holders of the Convertible Preferred Stock are entitled to the number of votes equal to the number of GSE common stock that they would receive upon conversion of their Convertible Preferred Stock.

The Company paid the placement agent for the Convertible Preferred Stock and Warrants 6% of the gross proceeds received by the Company from the offering ($255,000) plus five-year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.77 per share. In addition to the placement agent fee, the Company paid $140,000 of other transaction fees related to the offering. At the date of issuance, the fair value of the placement agent warrants was $128,000, as established using the Black-Scholes Model, and was recorded in paid-in capital, with the offset recognized as a reduction of the preferred stock proceeds.

On October 23, 2003, ManTech International, Inc. converted all of its preferred stock to common stock in conjunction with the sale of its ownership in GSE to GP Strategies. The Company had accrued dividends payable to ManTech of $316,000 and $366,000 as of March 31, 2006 and December 31, 2005, respectively. The unpaid dividends accrue interest at 6% per annum. At March 31, 2005 and December 31, 2005, the Company had an accrual for interest payable of $65,000 and $60,000, respectively.

7.	Letters of Credit and Performance Bonds

As of March 31, 2006, the Company was contingently liable for approximately $56,000 under one letter of credit used as a payment bond on a contract, which was secured by a cash deposit classified as restricted cash and included in other assets in the consolidated balance sheet. The Company also was contingently liable for $10,000 under a letter of credit used as a bid bond on an outstanding proposal, which was cash collateralized. In addition, the Company was contingently liable at March 31, 2006 for approximately $30,000 under a performance bond on one contract, which was secured by a bank guarantee of the Company’s foreign subsidiary.

8.	Income Taxes

The Company’s effective tax rate was 0% and 4.0% for the three months ended March 31, 2006 and March 31, 2005, respectively. The Company has a $10.4 million valuation allowance for all of the deferred tax assets at March 31, 2006. The amount of loss carryforward which can be used by the Company may be significantly limited and may expire unutilized.

9.	Administrative Charges from GP Strategies.

The Company has extended its Management Services Agreement with GP Strategies Corporation through December 31, 2006. Under the agreement, GP Strategies provides corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses the financial system of General Physics, a subsidiary of GP Strategies. The Company was charged $171,000 by GP Strategies in both the first quarter 2006 and 2005.

10.	Commitments and Contingencies

In October 2005, the Company signed an “Assignment of Lease and Amendment to Lease” that assigns and transfers to another tenant (the “assignee”) the Company’s rights, title and interest in its Columbia, Maryland facility lease. The assignee’s obligation to pay rent under the Lease began on February 1, 2006. The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations. At March 31, 2006, the remaining rental payments under the lease totaled $1.6 million. The Company relocated its Maryland operations from its Columbia facility to its Baltimore facility in October 2005.

In January 2006, the Company was awarded a $15.1 million contract from the Emirates Simulation Academy, LLC (“ESA”) in the United Arab Emirates to supply five simulators and an integrated training program. Under the terms of the contract, the Company is required to provide a $2.1 million performance bond to ESA that will remain outstanding until the end of the warranty period, approximately 29 months. The bond is expected to be issued by GSE in May 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GSE Systems, Inc. (“GSE Systems”, “GSE” or the “Company”) is a world leader in real-time high fidelity simulation technology and model development. The Company provides simulation solutions and services to the power generation industry, the process industries, and the US Government. In addition, the Company provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry, and develops specialized software applications for emerging technologies. The Company has only one reportable segment.

On June 21, 2005, the Board of Directors of GP Strategies Corporation (“GP Strategies”) approved plans to spin-off its 57% interest in GSE through a special dividend to the GP Strategies’ stockholders. On September 30, 2005, the GP Strategies’ stockholders received 0.283075 share of GSE common stock for each share of GP Strategies common stock or Class B stock held on the record date of September 19, 2005. Following the spin-off, GP Strategies ceased to have any ownership interest in GSE. GP Strategies continues to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax pursuant to a Management Services Agreement which expires on December 31, 2006.

In order to ensure that the Company has sufficient working capital in 2006, the Company completed several financing transactions in early 2006. On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement “) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed below, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share (the “Dolphin Warrant”). Dolphin must exercise the new warrant promptly after the Company certifies to Dolphin on or after May 30, 2006 (the “Mandatory Exercise Date”) that, among other things, the current stock price shall not be less than $1.25 on the Mandatory Exercise Date and that the average of the current stock prices for each trading day of the 30 calendar day period up to and including the Mandatory Exercise Date is not less than $1.25. At the date of issuance, the fair value of the Dolphin Warrant was $868,000, as established using the Black-Scholes Model, and was recorded in paid-in capital with the offset recorded as loss on extinguishment of debt.

In conjunction with the early payoff of the Dolphin Note and the cancellation of the 380,952 warrants, the Company wrote off the remaining unamortized Original Issue Discount of $1.1 million, wrote off the remaining unamortized deferred financing charges of $185,000; recognized a credit of $698,000 from the write-off of the liabilities related to the Dolphin Note conversion feature and the related warrants and took an $868,000 charge for the value of the 900,000 new warrants issued to Dolphin. The total loss on extinguishment of the Dolphin Note and the cancellation of the related warrants totaled $1.4 million.

On February 28, 2006, the Company raised $3.9 million, net of associated fees of $395,000, through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to “accredited investors”, as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock is convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company’s Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would received from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In aggregate, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock.  At the date of issuance, the fair value of the warrants was $342,000 and the fair value of the preferred stock was $3.9 million. The fair value of the warrants and the preferred stock was determined through the use of the relative fair value method, in which the $4.25 million gross proceeds was allocated based upon the fair values of the warrants, as determined by using the Black-Scholes Model, and the preferred stock, as determined by an independent appraisal. The Convertible Preferred Stock holders are entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30.

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

The Company paid the placement agent for the Convertible Preferred Stock and Warrants 6% of the gross proceeds received by the Company from the offering ($255,000) plus five-year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.77 per share. In addition to the placement agent fee, the Company paid $140,000 of other transaction fees related to the offering. At the date of issuance, the fair value of the placement agent warrants was $128,000, as established using the Black-Scholes Model, and was recorded in paid-in capital, with the offset recognized as a reduction of the preferred stock proceeds.

The proceeds were used to payoff the Dolphin Note and the Company’s line of credit balance and for other working capital purposes.

On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd. and terminated its existing $1.5 million bank line of credit. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable, and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points, with interest only payments due monthly. There are no financial covenant requirements under the new agreement. At March 31, 2006, the Company’s available borrowing base was $2.7 million of which $403,000 had been utilized. The credit facility expires on March 6, 2008. The Company issued to Laurus Master Fund, Ltd. a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share. At the date of issuance, the fair value of the Laurus warrant, which was established using the Black-Scholes Model, was $603,000 and was recorded as paid-in capital with the offset recorded as deferred financing charges. Deferred financing charges are classified as an other asset and are amortized over the term of the credit facility through a charge to interest expense.

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

In October 2005, the Company signed an “Assignment of Lease and Amendment to Lease” that assigns and transfers to another tenant (the “assignee”) the Company’s rights, title and interest in its Columbia, Maryland facility lease. The assignee’s obligation to pay rent under the Lease began on February 1, 2006. The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations. At March 31, 2006, the remaining rental payments under the lease totaled $1.6 million.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.

Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects”, “intends”, “believes”, “may”, “will” and “anticipates” to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors of the Company’s 2005 Annual Report on Form 10-K and those other risks and uncertainties detailed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

General Business Environment

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

The Company continues its focus on the fossil power segment of the power industry. In the first quarter 2006, the Company logged fossil power orders of approximately $1.0 million. The Company expects continued growth in this market segment and is focusing on second time simulation buyers that now demand the more sophisticated and realistic simulation models offered by the Company.

While GSE simulators are primarily utilized for power plant operator training, the uses are expanding to include engineering analysis, plant modification studies, and operation efficiency improvements for both nuclear and fossil utilities. During plant construction, simulators are used to test control strategies and ensure on-time start-up. After commissioning, the same tools can be used to increase plant availability and optimize plant performance for the life of the facility. In partnership with an industry leading optimization company, GSE will be participating in DOE grant programs to utilize simulation and optimization for DOE’s clean coal power initiative.

Over the course of 2006, the Company will continue to develop its concept of integrating simulation with broader training programs and educational initiatives giving customers a turnkey alternative to operator and maintenance training. The Company believes that this offering is unique. In the fourth quarter 2005, the Company announced the formation of the Emirates Simulation Academy, LLC (ESA), a United Arab Emirates company, to build and operate simulation training academies in the Arab Gulf Region.

GSE is a 10% owner of ESA. These simulation training centers will be designed to train and certify indigenous workers for deployment to a nation’s critical infrastructure facilities including power plants, oil refineries, petro-chemical plants, desalination units and other industrial facilities. In January 2006, the Company announced the award of a contract valued at over $15 million from ESA to supply five simulators and an integrated training program.

In March 2006, the Company announced that it had agreed to develop a Simulation Training and Diagnostic Center in concert with the University of Strathclyde located in Glasgow, Scotland. Upon finalization of project financing, GSE and Strathclyde will collaborate to develop a simulation training center in Glasgow where indigenous UK and international workers can be educated and trained to operate and maintain power plants, oil refineries, petrochemical plants and other industrial facilities and to develop a plant and equipment diagnostic center where actual plant process points are monitored and analyzed.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:

(in thousands)	Three months ended March, 31
	2006	%	2005	%
Contract revenue	$5,584	100.0%	$6,293	100.0%
Cost of revenue	4,133	74.0%	5,238	83.2%

Gross profit	1,451	26.0%	1,055	16.8%
Operating expenses:
Selling, general and administrative	1,021	18.3%	1,830	29.2%
Administrative charges from GP Strategies	171	3.1%	171	2.7%
Depreciation and amortization	47	0.8%	77	1.2%
Total operating expenses	1,239	22.2%	2,078	33.1%

Operating income (loss)	212	3.8%	(1,023)	(16.3)%

Interest expense, net	(157)	(2.8)%	(17)	(0.2)%
Loss on extinquishment of debt	(1,428)	(25.6)%	-	0.0%
Other income (expense), net	51	0.9%	(51)	(0.8)%

Loss before income taxes	(1,322)	(23.7)%	(1,091)	(17.3)%

Provision (benefit) for income taxes	-	0.0%	(49)	(0.7)%

Net loss	$(1,322)	(23.7)%	$(1,042)	(16.6)%

Critical Accounting Policies and Estimates

In preparing the Company’s financial statements, management makes several estimates and assumptions that affect the Company’s reported amounts of assets, liabilities, revenue and expenses. Those accounting estimates that have the most significant impact on the Company’s operating results and place the most significant demands on management's judgment are discussed below. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates may require adjustment.

Revenue Recognition on Long-Term Contracts. The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method.

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

Uncertainties inherent in the performance of contracts include labor availability and productivity, material costs, change order scope and pricing, software modification and customer acceptance issues. The reliability of these cost estimates is critical to the Company’s revenue recognition as a significant change in the estimates can cause the Company’s revenue and related margins to change significantly from the amounts estimated in the early stages of the project.

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience. The Company’s long-term contracts generally provide for a one-year warranty on parts, labor and any bug fixes as it relates to software embedded in the systems.

The Company’s system design contracts do not provide for “post customer support service” (PCS) in terms of software upgrades, software enhancements or telephone support. In order to obtain PCS, the customers must purchase a separate contract. Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, and maintenance releases. The Company recognizes revenue from these contracts ratably over the life of the agreements in accordance with Statement of Position 97-2, Software Revenue Recognition.

Revenue from the sale of software licenses which do not require significant modifications or customization for the Company’s modeling tools are recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is considered probable.

Revenues from certain consulting or training contracts are recognized on a time-and-material basis. For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company amortizes the costs, on a straight line method, over the estimated useful life of the product, which normally ranges from three to five years. As of March 31, 2006, the Company has net capitalized software development costs of $862,000. On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations.

Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company’s consolidated balance sheet.

Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 Accounting for Income Taxes, management makes a regular assessment of the realizability of the Company’s deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. As of March 31, 2006, the Company’s largest deferred tax asset related to a U.S. net operating loss carryforward of $20.4 million which expires in various amounts over the next twenty years. The amount of loss carryforward which can be used by the Company may be significantly limited. The recovery of the net deferred tax asset could not be substantiated by currently available objective evidence. Accordingly, the Company has established a $10.4 million valuation allowance for its deferred tax assets at March 31, 2006.

Results of Operations - Three Months ended March 31, 2006 versus Three Months ended March 31, 2005.
Contract Revenue. Total contract revenue for the quarter ended March 31, 2006 totaled $5.6 million, which was 11.3% lower than the $6.3 million total revenue for the quarter ended March 31, 2005. The decrease reflects a decline in orders and lower volume in 2005. However, total orders logged in the first quarter 2006 totaled $23.0 million (including the $15.1 million contract received from ESA) as compared to $3.1 million in the first quarter 2005 and $15.3 million for the year ended December 31, 2005. At March 31, 2006, the Company’s backlog was $29.7 million.

 Gross Profit. Gross profit totaled $1.5 million for the quarter ended March 31, 2006 versus $1.1 million for the same quarter in 2005. As a percentage of revenue, gross profit increased from 16.8% for the three months ended March 31, 2005 to 26.0 % for the three months ended March 31, 2006. In the first quarter 2005, the Company had made certain adjustments to the estimated costs to complete several of its long-term contracts which resulted in a net reduction of the contract-to-date gross profit recognized on the contracts.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses totaled $1.0 million in the quarter ended March 31, 2006, a 44.2% decrease from the $1.8 million for the same period in 2005. Business development and marketing costs decreased from $939,000 in the first quarter 2005 to $431,000 in the first quarter 2006. In order to reduce operating expenses, the Company terminated several of its business development personnel in mid-2005 and reassigned others to operating positions. The Company’s corporate and G&A expenses totaled $479,000 in the first quarter 2006, which was 35.0% lower than the $737,000 incurred in the first quarter 2005. The reductions reflect lower facility costs in 2006, plus the reassignment of one executive from corporate to an operating position. Gross spending on software product development (“development”) totaled $139,000 in the quarter ended March 31, 2006 as compared to $144,000 in the same period of 2005. The Company anticipates that its total gross development spending in 2006 will approximate $700,000.

The Company capitalized $29,000 of development expenditures in the three months ended March 31, 2005 as compared to $91,000 in the same period of 2005. The Company’s development expenditures in 2006 were primarily related to the development of new features for the Xflow modeling tool for modeling power plant buildings.

At the end of the first quarter 2005, the Company implemented a staff reduction; SG&A expense reflects $100,000 of accrued severance. The Company does not anticipate any severance charges in 2006.

Administrative Charges from GP Strategies. The Company has extended its Management Services Agreement with GP Strategies Corporation through December 31, 2006. Under the agreement, GP Strategies provides corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses the financial system of General Physics, a subsidiary of GP Strategies. The Company was charged $171,000 by GP Strategies in both the first quarter 2006 and 2005. Under the Management Services Agreement, the Company will be charged $171,000 per quarter throughout the remainder of 2006.

Depreciation and Amortization. Depreciation expense totaled $47,000 and $77,000 during the quarters ended March 31, 2006 and 2005, respectively. Due to the relocation of the Company’s Maryland operations from Columbia, Maryland to Baltimore, Maryland, the Company accelerated the depreciation of certain leasehold improvements in 2005 which has resulted in lower depreciation expense in 2006.

Operating Income (Loss). The Company had operating income of $212,000 (3.8% of revenue) in the first quarter 2006, as compared with an operating loss of $1.0 million (16.3% of revenue) for the same period in 2005. The variances were due to the factors outlined above.

Interest Expense, Net. Net interest expense increased from $17,000 in the quarter ended March 31, 2005 to $157,000 for the same quarter in 2006. The Company incurred interest expense of $26,000 on the Dolphin Note in the first quarter 2006 and original issue discount accretion related to the Dolphin Note and GSE Warrant of $58,000.

Amortization of deferred financing costs related to the Company’s lines of credit totaled $44,000 in the first quarter 2006 versus only $6,000 in the first quarter 2005.

The Company incurred interest expense of $19,000 and $6,000 on borrowings against its credit facilities in the three months ended March 31, 2006 and 2005, respectively.

Loss on Extinguishment of Debt. On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement “) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share.

In conjunction with the early payoff of the Dolphin Note and the cancellation of the 380,952 warrants, the Company wrote off the remaining unamortized Original Issue Discount of $1.1 million, wrote off the remaining unamortized deferred financing charges of $185,000; recognized a credit of $698,000 from the write-off of the liabilities related to the Dolphin Note conversion feature and the related warrants and took an $868,000 charge for the value of the 900,000 new warrants issued to Dolphin.

Other Income (Expense), Net. At March 31, 2006, the Company had contracts for the sale of approximately 237 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the change in the estimated fair value of the contracts during the first quarter 2006 of ($9,000) in other income (expense).

At March 31, 2005, the Company had contracts for sale of approximately 381 million Japanese Yen at fixed rates. The Company had not designated the contracts as hedges and, accordingly, recorded the change in the estimated fair value of the contracts of $54,000 in other income (expense).

In the first quarter 2006, the Company incurred foreign currency transaction gains of $43,000 versus foreign currency transaction losses of $13,000 in the first quarter 2005.

Provision (Benefit) for Income Taxes. The Company’s effective tax rate was 0% and 4.0% for the three months ended March 31, 2006 and March 31, 2005, respectively. The Company has a $10.4 million valuation allowance for all of the deferred tax assets at March 31, 2006. The amount of loss carryforward which can be used by the Company may be significantly limited and may expire unutilized.

Liquidity and Capital Resources

As of March 31, 2006, the Company’s cash and cash equivalents totaled $104,000 compared to $1,321,000 at December 31, 2005.

Cash used in operating activities. Net cash used in operating activities was $1.8 million for the three months ended March 31, 2006. The loss on early extinguishment of debt of $1.4 million was a non-cash expense that had no impact on the Company’s operating cash flow. Significant changes in the Company’s assets and liabilities in 2006 included:
♦
A $2.3 million increase in contracts receivable. The increase mainly reflects a $2.2 million invoice issued in January 2006 to the Emirates Simulation Academy, LLC (ESA) for an advance payment on the UAE training center project which is still outstanding.

♦
A $1.0 million decrease in accounts payable, accrued compensation and accrued expenses. The reduction mainly reflects the utilization of a portion of the funds received through the Company’s convertible preferred stock transaction to pay down accounts payable.

♦	A $1.7 million increase in billings in excess of revenues earned. This increase is also due to the advance payment billing to ESA.

For the three months ended March 31, 2005, net cash used in operating activities was $1.4 million, primarily due to the Company’s net loss. The only significant change in the Company’s assets and liabilities in 2005 was a decrease in billings in excess of revenues earned by $520,000.

Cash used in investing activities. For the three months ended March 31, 2006, net cash used in investing activities was $68,000 consisting of $29,000 of capitalized software development costs and $39,000 of capital expenditures.

Net cash used in investing activities was $158,000 for the three months ended March 31, 2005, consisting of $91,000 of capitalized software development costs and $67,000 of capital expenditures.

 Cash provided by financing activities. The Company generated $629,000 from financing activities in the three months ended March 31, 2006. The Company generated net proceeds of $3.9 million from the issuance of 42,500 shares of Series A Cumulative Convertible Preferred Stock which were used to pay off the $2.0 million Dolphin Note and the outstanding borrowings under the Company’s bank line of credit. In conjunction with the establishment of a new line of credit with Laurus Master Fund, Ltd. the Company incurred cash financing costs of $448,000.

In the three months ended March 31, 2005, the Company generated $794,000 from financing activities. The Company borrowed $700,000 from its bank line of credit and generated $100,000 from the conversion of employee stock options. The Company also paid down a note payable by $6,000 during the quarter.

Credit Facilities

The Company had a line of credit with a bank through General Physics Corporation, a wholly owned subsidiary of GP Strategies. Under the terms of the agreement, $1.5 million of General Physics’ available credit facility was carved out for use by GSE. The line was collateralized by substantially all of the Company’s assets and provided for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. GP Strategies guaranteed GSE’s borrowings under the credit facility, which continued in place after the spin-off from GP Strategies. The interest rate on the line of credit was based upon the Daily LIBOR Market Index Rate plus 3%, with interest only payments due monthly. A portion of the proceeds from the Company’s sale of Series A Cumulative Convertible Preferred Stock on February 28, 2006 (see discussion below) was used to pay down the outstanding balance of the line of credit, $1.2 million. The credit facility was scheduled to expire on August 13, 2006.

On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd. and terminated its existing $1.5 million bank line of credit. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable, and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points (9.75% as of March 31, 2006), with interest only payments due monthly. There are no financial covenant requirements under the new agreement. At March 31, 2006, the Company’s available borrowing base was $2.7 million of which $403,000 had been utilized. The credit facility expires on March 6, 2008. The Company issued to Laurus Master Fund, Ltd. a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share. At the date of issuance, the fair value of the Laurus warrant, which was established using the Black-Scholes Model, was $603,000 and was recorded as paid-in capital with the offset recorded as deferred financing charges. Deferred financing charges are classified as an other asset and are amortized over the term of the credit facility through a charge to interest expense.

Senior Convertible Secured Subordinated Note Payable

On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000, which matures March 31, 2009 (the “Dolphin Note”), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the “GSE Warrant”). The Dolphin Note was convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrued interest at 8% payable quarterly. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $375,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID was accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance was netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities were marked to market through earnings on a quarterly basis in accordance with EITF NO. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Common Stock.

On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement “) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed below, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share (“the Dolphin Warrant”). Dolphin must exercise the new warrant promptly after the Company certifies to Dolphin on or after May 30, 2006 (the “Mandatory Exercise Date”) that, among other things, the current stock price shall not be less than $1.25 on the Mandatory Exercise Date and that the average of the current stock prices for each trading day of the 30 calendar day period up to and including the Mandatory Exercise Date is not less than $1.25. At the date of issuance, the fair value of the Dolphin Warrant was $868,000, as established using the Black-Scholes Model, and was recorded in paid-in capital with the offset recorded as loss on extinguishment of debt.

In conjunction with the early payoff of the Dolphin Note and the cancellation of the 380,952 warrants, the Company wrote off the remaining unamortized Original Issue Discount of $1.1 million, wrote off the remaining unamortized deferred financing charges of $185,000, recognized a credit of $698,000 from the write-off of the liabilities related to the Dolphin Note conversion feature and the related warrants and took an $868,000 charge for the value of the 900,000 new warrants issued to Dolphin. The total loss on extinguishment of the Dolphin Note and the cancellation of the related warrants totaled $1.4 million.

Series A Cumulative Preferred Stock

On February 28, 2006, the Company raised $3.9 million, net of associated fees of $395,000, through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to “accredited investors”, as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock is convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company’s Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In aggregate, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock.  At the date of issuance, the fair value of the warrants was $342,000 and the fair value of the preferred stock was $3.9 million. The fair value of the warrants and the preferred stock was determined through the use of the relative fair value method, in which the $4.25 million gross proceeds was allocated based upon the fair values of the warrants, as determined by using the Black-Scholes Model, and the preferred stock, as determined by an independent appraisal. The Convertible Preferred Stock holders are entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30. If the Company does not make two consecutive dividend payments on the dates such payments are due, there will be an additional 30% warrant coverage of five-year warrants at a conversion price of $1.77 per share. At any time after March 1, 2007, the Company has the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeds 200% of the Series A Conversion Price. The holders of the Convertible Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote, together with the holders of the voting common stock, all voting together as a single class. The holders of the Convertible Preferred Stock are entitled to the number of votes equal to the number of GSE common stock that they would receive upon conversion of their Convertible Preferred Stock.

The Company paid the placement agent 6% of the gross proceeds received by the Company from the offering ($255,000) plus five-year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.77 per share. In addition to the placement agent fee, the Company paid $140,000 of other transaction fees related to the offering. At the date of issuance, the fair value of the placement agent warrants was $128,000, as established using the Black-Scholes Model, and was recorded in paid-in capital, with the offset recognized as a reduction of the preferred stock proceeds.

The proceeds were used to payoff the Dolphin Note and the Company’s bank line of credit balance and for other working capital purposes.

Accounting Standard Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. The Company adopted SFAS No. 123R on January 1, 2006, using the Modified Prospective Application method without restatement of prior periods. Under this method, the Company would begin to amortize compensation cost for the remaining portion of its outstanding awards for which the requisite service was not yet rendered as of January 1, 2006. However, at January 1, 2006, all of the Company’s outstanding options were fully vested and thus there will be no compensation expense in 2006 related to the adoption of SFAS No. 123R on these outstanding options. The Company will determine the fair value of and account for awards that are granted, modified, or settled after January 1, 2006 in accordance with SFAS No. 123R.

During the three months ended March 31, 2006, the Company recognized $10,000 of pre-tax stock-based compensation expense under the fair value method in accordance with SFAS No. 123R. As of March 31, 2006, the Company had $446,000 of unrecognized compensation related to the unvested portion of outstanding stock option awards expected to be recognized through March 2009.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates. The Company’s exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions. The Company is also exposed to foreign exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

As of March 31, 2006, the Company had contracts for the sale of approximately 237 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the estimated fair value of the contracts of $23,000 as of March 31, 2006 in other assets.  The Company recognized unrealized gains (losses) of approximately ($9,000) and $54,000 in the first quarter 2006 and 2005, respectively, on these contracts.

The Company is also subject to market risk related to the interest rate on its existing line of credit. As of March 31, 2005, such interest rate is based on the prime rate plus 200 basis-points. A 100 basis-point change in such rate during the three months ended March 31, 2006 would have increased (decreased) the Company’s interest expense by approximately $2,000.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
(b) Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In accordance with its conduct in the ordinary course of business, certain actions and proceedings are pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial condition of the Company.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Date: May 15, 2006

GSE SYSTEMS, INC.

/S/ JOHN V. MORAN
John V. Moran
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)