Form 10-Q
period 2006-06-30
GSE SYSTEMS INC
filed 2006-08-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2006.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number: 0-26494

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act). Yes [   ] No [X]

The number of shares outstanding of each of the registrant’s Common Stock and Series A Cumulative Convertible Preferred Stock as of August 1, 2006:

Common Stock, par value $.01 per share	9,441,490 shares
Series A Cumulative Convertible Preferred Stock, par value $.01 per share	42,500 shares

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	Unaudited
	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$978	$1,321
Contract receivables	8,575	6,896
Prepaid expenses and other current assets	566	376
Total current assets	10,119	8,593

Equipment and leasehold improvements, net	349	329
Software development costs, net	899	940
Goodwill	1,739	1,739
Restricted cash	2,324	56
Other assets	999	325
Total assets	$16,429	$11,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,572	$1,182
Accounts payable	1,765	3,019
Due to GP Strategies Corporation	210	542
Accrued expenses	1,436	1,612
Accrued compensation and payroll taxes	1,543	1,226
Billings in excess of revenue earned	1,959	1,177
Accrued warranty	619	754
Other current liabilities	28	6
Total current liabilities	11,132	9,518

Long-term debt	-	869
Other liabilities	61	698
Total liabilities	11,193	11,085
Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock $.01 par value,
2,000,000 shares authorized, shares issued and	-	-
outstanding 42,500 in 2006 and none in 2005
Common stock $.01 par value, 18,000,000 shares authorized,
shares issued and outstanding 9,066,746 in 2006 and	91	90
8,999,706 in 2005
Additional paid-in capital	36,348	30,915
Accumulated deficit - at formation	(5,112)	(5,112)
Accumulated deficit - since formation	(25,037)	(23,839)
Accumulated other comprehensive loss	(1,054)	(1,157)
Total stockholders' equity	5,236	897
Total liabilities and stockholders' equity	$16,429	$11,982

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Contract revenue	$6,556	$6,717	$12,140	$13,010

Cost of revenue	4,700	5,077	8,833	10,315
Gross profit	1,856	1,640	3,307	2,695

Operating expenses:
Selling, general and administrative	1,202	1,776	2,223	3,606
Administrative charges from GP Strategies	171	171	342	342
Depreciation	44	67	91	144
Total operating expenses	1,417	2,014	2,656	4,092

Operating income (loss)	439	(374)	651	(1,397)

Interest expense, net	(216)	(54)	(373)	(71)
Loss on extinguishment of debt	-	-	(1,428)	-
Other expense, net	(71)	(103)	(20)	(154)
Income (loss) before income taxes	152	(531)	(1,170)	(1,622)

Provision (benefit) for income taxes	28	25	28	(24)
Net income (loss)	124	(556)	(1,198)	(1,598)

Preferred stock dividends	(86)	-	(115)	-

Net income (loss) attributed to common shareholders	$38	$(556)	$(1,313)	$(1,598)

Basic income (loss) per common share	$0.00	$(0.06)	$(0.14)	$(0.18)

Diluted income (loss) per common share	$0.00	$(0.06)	$(0.14)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss)	$124	$(556)	$(1,198)	$(1,598)

Foreign currency translation adjustment	79	(184)	103	(342)

Comprehensive income (loss)	$203	$(740)	$(1,095)	$(1,940)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

								Accumulated
	Preferred		Common		Additional	Accumulated Deficit		Other
	Stock		Stock		Paid-in	At	Since	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Formation	Formation	Loss	Total
Balance, January 1, 2006	-	$-	9,000	$90	$30,915	$(5,112)	$(23,839)	$(1,157)	$897

Foreign currency translation
adjustment	-	-	-	-	-	-	-	103	103
Issuance of preferred stock	43	-	-	-	3,386	-	-	-	3,386
Stock-based compensation
expense	-	-	-	-	68	-	-	-	68
Employee stock option
exercises			61	1	129				130
Issuance of warrants	-	-	-	-	1,941	-	-	-	1,941
Issuance of restricted stock			6	-	24				24
Preferred stock dividends paid	-	-	-	-	(115)	-	-	-	(115)
Net loss	-	-	-	-	-	-	(1,198)	-	(1,198)
Balance, June 30, 2006	43	$-	9,067	$91	$36,348	$(5,112)	$(25,037)	$(1,054)	$5,236

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,198)	$(1,598)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	337	383
Loss on extinguishment of debt	1,428	-
Employee stock based compensation expense	68	-
Changes in assets and liabilities:
Contract receivables	(1,679)	(454)
Prepaid expenses and other assets	48	169
Accounts payable, accrued compensation and accrued expenses	(1,002)	(627)
Due to GP Strategies Corporation	(332)	182
Billings in excess of revenues earned	782	(461)
Accrued warranty reserves	(135)	(11)
Other liabilities	76	(20)
Net cash used in operating activities	(1,607)	(2,437)

Cash flows from investing activities:
Capital expenditures	(106)	(94)
Capitalized software development costs	(147)	(159)
Releases (restrictions) of cash as collateral under letters of credit	(2,314)	29
Net cash used in investing activities	(2,567)	(224)

Cash flows from financing activities:
Increase in borrowings under lines of credit	2,390	675
Net proceeds from issuance of preferred stock	3,856	-
Paydown of note payable	(2,000)	-
Proceeds from issuance of common stock	130	100
Deferred financing costs	(448)	(182)
Payment of preferred stock dividends	(115)	-
Issuance of subordinated convertible note payable, net of
restrictions of cash placed in escrow	-	1,500
Other financing activities, net	-	(9)
Net cash provided by financing activities	3,813	2,084

Effect of exchange rate changes on cash	18	(42)
Net decrease in cash and cash equivalents	(343)	(619)
Cash and cash equivalents at beginning of year	1,321	868
Cash and cash equivalents at end of period	$978	$249

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2006 and 2005
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

On February 28, 2006, the Company and Dolphin Equity Partners, LP (“Dolphin”) entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement”) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed below, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share (the “Dolphin Warrant”). Dolphin must exercise the new warrant promptly after the underlying shares of GSE common stock have been registered with the Securities and Exchange Commission and after the Company certifies to Dolphin after May 30, 2006 (the “Mandatory Exercise Date”) that, among other things, the current stock price shall not be less than $1.25 on the Mandatory Exercise Date and that the average of the current stock prices for each trading day of the 30 calendar day period up to and including the Mandatory Exercise Date is not less than $1.25. At the date of issuance, the fair value of the Dolphin Warrant was $868,000, as established using the Black-Scholes Model, and was recorded in paid-in capital with the offset recorded as loss on extinguishment of debt.

In conjunction with the early payoff of the Dolphin Note and the cancellation of the 380,952 warrants, the Company wrote off the remaining unamortized Original Issue Discount of $1.1 million, wrote off the remaining unamortized deferred financing charges of $185,000, recognized a credit of $698,000 from the write-off of the liabilities related to the Dolphin Note conversion feature and the related warrants, and took an $868,000 charge for the value of the 900,000 new warrants issued to Dolphin. The total loss on extinguishment of the Dolphin Note and the cancellation of the related warrants totaled $1.4 million.

On February 28, 2006, the Company raised $3.9 million, net of associated fees of $395,000, through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to “accredited investors”, as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock is convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company’s Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In total, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock. At the date of issuance, the fair value of the warrants was $342,000 and the fair value of the preferred stock was $3.9 million. The fair value of the warrants and the preferred stock was determined by the use of the relative fair value method, in which the $4.25 million gross proceeds was allocated based upon the fair values of the warrants, as determined by using the Black-Scholes Model, and the preferred stock, as determined by an independent appraisal. The Convertible Preferred Stockholders are entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30. If the Company does not make two consecutive dividend payments on the dates such payments are due, there will be an additional 30% warrant coverage of five-year warrants at a conversion price of $1.77 per share. On June 30, 2006, the Company paid dividends totaling $115,000 to the preferred stockholders. At any time after March 1, 2007, the Company has the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeds 200% of the Series A Conversion Price. The holders of the Convertible Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote, together with the holders of the voting common stock, all voting together as a single class. The holders of the Convertible Preferred Stock are entitled to the number of votes equal to the number of GSE common stock that they would receive upon conversion of their Convertible Preferred Stock.

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

On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd and terminated its $1.5 million bank line of credit. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points, with interest only payments due monthly. There are no financial covenant requirements under the new agreement which expires on March 6, 2008. At June 30, 2006, the Company’s available borrowing base was $2.5 million of which $1.6 million had been utilized. On May 18, 2006, the Company received a $2.0 million advance from Laurus which was over and above the funds that were available to the Company based on its normal borrowing base calculation. The over advance was used to collateralize a $2.1 million performance bond that the Company issued to the Emirates Simulation Academy, LLC (“ESA”) in the form of a standby letter of credit. One half of the over advance is payable to Laurus on July 18, 2006 and the balance is due on November 18, 2006. The over advance bears additional interest of 1.5% per month over and above the normal interest rate on the line of credit. The Company issued to Laurus Master Fund, Ltd a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share. At the date of issuance, the fair value of the Laurus warrant, which was established using the Black-Scholes Model, was $603,000 and was recorded as paid-in capital with the offset recorded as deferred financing charges. Deferred financing charges are classified as an other asset and are amortized over the term of the credit facility through a charge to interest expense.

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

For the three and six months ended June 30, 2006, one customer (Battelle’s Pacific Northwest National Laboratory) accounted for approximately 13.7% and 14.0%, respectively, of the Company’s consolidated revenue. For the three and six months ended June 30, 2005, this customer accounted for approximately 32.3% and 30.4%, respectively of the Company’s consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects GSE performs in Eastern and Central Europe. The Emirates Simulation Academy, LLC accounted for 12.5% and 12.6% of the Company’s consolidated revenue for the three and six months ended June 30, 2006, respectively (the Company had no revenue from ESA in 2005).

Contract receivables unbilled totaled $3.8 million and $3.7 million as of June 30, 2006 and December 31, 2005, respectively. In July 2006, the Company billed $1.3 million of the unbilled amounts.

2.	Basic and Diluted Income (Loss) Per Common Share

Basic income (loss) per share is based on the weighted average number of outstanding common shares for the period. Diluted income (loss) per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options, warrants or convertible preferred stock were exercised or converted into common stock. The number of common shares and common share equivalents used in the determination of basic and diluted income (loss) per share were as follows:

(in thousands, except for share amounts)	Three months ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$124	$(556)	$(1,198)	$(1,598)
Preferred stock dividends	(86)	-	(115)	-
Net income (loss) attributed to common stockholders	$38	$(556)	$(1,313)	$(1,598)

Denominator:
Weighted-average shares outstanding for basic
earnings per share	9,387,372	8,999,706	9,245,390	8,998,049

Effect of dilutive securities:
Employee stock options, warrants,
and options outside the plan	1,743,300	-	-	-
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	11,130,672	8,999,706	9,245,390	8,998,049

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	2,881,820	2,208,289	3,163,653	1,625,798

The net income (loss) for the three and six months ended June 30, 2006 was adjusted by preferred stock dividends of $86,000 and $115,000, respectively, in calculating the basic per share amounts. There were no preferred stock dividends in 2005. Conversion of the stock options and warrants was not assumed for the six months ended June 30, 2006 or for the three and six months ended June 30, 2005 because the impact was anti-dilutive, with the exception of the 367,647 warrants issued to Laurus Master Funds, Ltd which are included in basic weighted-average shares outstanding since their exercise price per share is $0.01. Conversion of the convertible preferred stock was not assumed for the three and six months ended June 30, 2006 and 2005 because the impact was anti-dilutive.

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

Software development costs capitalized were $118,000 and $147,000 for the three and six months ended June 30, 2006, respectively, and $68,000 and $159,000 for the three and six months ended June 30, 2005, respectively. Total amortization expense was $81,000 and $115,000 for the quarters ended June 30, 2006 and 2005, respectively, and for the six months ended June 30, 2006 and 2005, total amortization expense was $188,000 and $230,000, respectively.

4.	Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates, was formed to build and operate simulation training academies in the Arab Gulf Region. These simulation training centers will be designed to train and certify indigenous workers for deployment to critical infrastructure facilities including power plants, oil refineries, petro-chemical plants, desalination units and other industrial facilities. The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Resarch and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership). At June 30, 2006 GSE’s investment in ESA totaled $27,000 and was classified on the balance sheet as an other asset. The Company made an additional cash investment in ESA of $210,000 in July 2006. The Company will account for its investment in ESA on the equity method.

In January 2006, GSE received a $15.1 million contract from ESA to supply five simulators and an integrated training program. For the three and six months ended June 30, 2006, the Company recognized $818,000 and $1.6 million, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for 12.5% and 12.6% of the Company’s consolidated revenue for the respective periods.
In accordance with the equity method, the Company has eliminated 10% of the profit from this contract as the training simulators are assets that will be recorded on the books of ESA, and the Company is thus required to eliminate its proportionate share of the profit included in the asset value.

In January 2006 the Company issued a $2.1 million invoice to ESA for an advance payment on the UAE training center project that was still outstanding at June 30, 2006. The Company received $1.5 million of the ESA receivable in July 2006 and expects to receive the remaining $600,000. No bad debt reserve has been established for the $600,000 past due receivable at June 30, 2006. Under the terms of the contract, the Company provided a $2.1 million performance bond to ESA that will remain outstanding until the end of the warranty period on October 31, 2008.

5.	Stock-Based Compensation

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

The following table presents the impact of SFAS No. 123R on operating income, income (loss) before income tax expense, net income (loss), basic and diluted earnings (loss) per share, and cash flows from operating and financing activities:

(In thousands, except per share data)	As Reported
	Including	Excluding
	SFAS No. 123R	SFAS No. 123R
Three Months Ended June 30, 2006	Adoption	Adoption	Impact

Operating income	$439	$497	$(58)
Income before income tax expense	152	210	(58)
Net income	124	182	(58)

Basic income per common share	0.00	0.01	0.01
Diluted income per common share	0.00	0.01	0.01

Six Months Ended June 30, 2006

Operating income	$651	$719	$(68)
Loss before income tax expense	(1,170)	(1,102)	(68)
Net loss	(1,198)	(1,130)	(68)

Basic loss per common share	(0.14)	(0.13)	0.01
Diluted loss per common share	(0.14)	(0.13)	0.01

Net cash used in operating activities	(1,607)	(1,607)	-
Net cash provided by financing activities	3,813	3,813	-

Long term incentive plan

During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the “Plan”), which includes all officers, key employees and non-employee members of the Company’s Board of Directors. All options to purchase shares of the Company’s common stock under the Plan expire seven years from the date of grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the grant date and 30% vesting on each of the second and third anniversaries of the grant date, subject to acceleration under certain circumstances. As of June 30, 2006, the Company had 217,486 shares of common stock reserved for future grants under the Plan.

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

During the three and six months ended June 30, 2006, the Company recognized $58,000 and $68,000, respectively, of pre-tax stock-based compensation expense under the fair value method in accordance with SFAS No. 123R.

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Years	Value

Outstanding as of December 31, 2005	1,917,678	$3.13

Granted	660,000	1.78
Exercised	(61,484)	2.11
Cancelled/expired	(509,044)	3.98
Outstanding as of June 30, 2006	2,007,150	2.49	4.17	$3,222,652

Exercisable at June 30, 2006	1,347,150	2.85	2.92	1,689,802

Nonvested at June 30, 2006	660,000	1.78	6.72	1,532,850

A summary of the status of the Company’s nonvested options as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

Weighted
Average
	Number	Grant-Date
	of Shares	Fair Value

Nonvested at January 1, 2006	-	$-

Granted	660,000	1.13

Vested	-	-

Forfeited	-	-

Nonvested at June 30, 2006	660,000	1.13

The fair value of the options granted in the first six months of 2006 was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Six months ended
June 30, 2006

Risk- free interest rates	4.73% - 4.99%
Dividend yield	0%
Expected life	5.0
Volatility	72.88% - 73.97%
Weighted Average Volatility	73.90%

As of June 30, 2006, the Company had $508,000 of unrecognized compensation expense related to the unvested portion of outstanding stock options expected to be recognized through May 2009.

Pro-Forma Information

The following table presents the pro-forma effect on net income and earnings per share for all outstanding stock-based compensation awards for the three and six months ended June 30, 2005 in which the fair value provisions of SFAS No. 123R were not in effect:

(in thousands, except per share data)	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(556)	$(1,598)
Add stock-based employee compensation expense
included in reported net loss	-	-
Deduct total stock-based employee compensation
expense determined under fair-value-method
for all awards	-	(672)

Pro forma net loss	$(556)	$(2,270)

Net loss per share, as reported:

Basic	$(0.06)	$(0.18)
Diluted	$(0.06)	$(0.18)

Net loss per share, proforma:

Basic	$(0.06)	$(0.25)
Diluted	$(0.06)	$(0.25)

The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Six months ended
June 30, 2005

Risk- free interest rate	4.04%
Dividend yield	0%
Expected life	4.43
Volatility	74.57%

Options with an average exercise price of $1.85 covering a total of 600,000 shares of common stock were granted to 47 employees in the first quarter 2005, all of which immediately vested.

6.	Long-term Debt

The Company’s long-term debt consists of the following:

(in thousands)	June 30,	December 31,
	2006	2005
Line of credit with bank	$-	$1,182
Line of credit with Laurus Master Fund, Ltd.	3,572	-
Senior convertible secured subordinated note payable	-	2,000
	3,572	3,182
Less warrant related discount, net of accretion	-	(318)
Less convertible option discount, net of accretion	-	(813)
	3,572	2,051
Less current portion	(3,572)	(1,182)
Long-term debt, less current portion	$-	$869

Line of Credit

The Company had a line of credit with a bank through General Physics Corporation, a wholly owned subsidiary of GP Strategies. Under the terms of the agreement, $1.5 million of General Physics’ available credit facility was carved out for use by GSE. The line was collateralized by substantially all of the Company’s assets and provided for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. GP Strategies guaranteed GSE’s borrowings under the credit facility, which continued in place after the spin-off from GP Strategies. The interest rate on the line of credit was based upon the Daily LIBOR Market Index Rate plus 3%, with interest only payments due monthly. A portion of the proceeds from the Company’s sale of Series A Cumulative Convertible Preferred Stock on February 28, 2006 (see Note 7) was used to pay off the outstanding balance of the line of credit, $1.2 million.

On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd (“Laurus”) and terminated its existing $1.5 million bank line of credit. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points (10.25% as of June 30, 2006), with interest only payments due monthly. The credit facility does not require the Company to comply with any financial ratios and expires on March 6, 2008. Because the Laurus line of credit agreement includes both a subjective acceleration clause and a requirement to maintain a lock-box arrangement whereby remittances for GSE’s customers reduce the outstanding debt, the borrowings under the line of credit have been classified as short-term obligations on the balance sheet.  At June 30, 2006, the Company’s available borrowing base was $2.5 million of which $1.6 million had been utilized. On May 18, 2006, the Company received a $2.0 million advance from Laurus which was over and above the funds that were available to the Company based on its normal borrowing base calculation. The over advance was used to collateralize a $2.1 million performance bond that the Company issued to the Emirates Simulation Academy, LLC in the form of a standby letter of credit (See Note 8). One half of the over advance is payable to Laurus on July 18, 2006 and the balance is due on November 18, 2006. The over advance bears additional interest of 1.5% per month over and above the normal interest rate on the line of credit. The Company issued to Laurus a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share. At the date of issuance, the fair value of the Laurus warrant, which was established using the Black-Scholes Model, was $603,000 and was recorded as paid-in capital with the offset recorded as deferred financing charges. Deferred financing charges are classified as an other asset and are amortized over the term of the credit facility through a charge to interest expense.

Senior Convertible Secured Subordinated Note Payable

On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP (“Dolphin”) a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000 which was to mature on March 31, 2009 (the “Dolphin Note”), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the “GSE Warrant”). The Dolphin Note was convertible into 1,038,961 shares of GSE common stock at an exercise price of $1.925 per share and accrued interest at 8% payable quarterly. Both the Convertible Note and the Warrant were subject to anti-dilution provisions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant and Conversion Option, which was established using the Black-Scholes Model, was $375,000 and $959,000, respectively, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID was accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance was netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities were marked to market through earnings on a quarterly basis in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Common Stock.

On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement”) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed in Note 7 below, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share (the “Dolphin Warrant”). Dolphin must exercise the new warrant promptly after the underlying shares of GSE common stock have been registered with the Securities and Exchange Commission and after the Company certifies to Dolphin after May 30, 2006 (the “Mandatory Exercise Date”) that, among other things, the current stock price shall not be less than $1.25 on the Mandatory Exercise Date and that the average of the current stock prices for each trading day of the 30 calendar day period up to and including the Mandatory Exercise Date is not less than $1.25. At the date of issuance, the fair value of the Dolphin Warrant was $868,000, as established using the Black-Scholes Model, and was recorded in paid-in capital with the offset recorded as loss on extinguishment of debt.

In conjunction with the early payoff of the Dolphin Note and the cancellation of the 380,952 warrants, the Company wrote off the remaining unamortized Original Issue Discount of $1.1 million, wrote off the remaining unamortized deferred financing charges of $185,000, recognized a credit of $698,000 from the write-off of the liabilities related to the Dolphin Note conversion feature and the related warrants, and took an $868,000 charge for the value of the 900,000 new warrants issued to Dolphin. The total loss on extinguishment of the Dolphin Note and the cancellation of the related warrants totaled $1.4 million.

7.	Series A Convertible Preferred Stock

On February 28, 2006, the Company raised $3.9 million, net of associated fees of $395,000, through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to “accredited investors”, as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock is convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company’s Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In total, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock. At the date of issuance, the fair value of the warrants was $342,000 and the fair value of the preferred stock was $3.9 million. The fair value of the warrants and the preferred stock was determined by the use of the relative fair value method, in which the $4.25 million gross proceeds was allocated based upon the fair values of the warrants, as determined by using the Black-Scholes Model, and the preferred stock, as determined by an independent appraisal. The Convertible Preferred Stockholders are entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30. If the Company does not make two consecutive dividend payments on the dates such payments are due, there will be an additional 30% warrant coverage of five-year warrants at a conversion price of $1.77 per share. On June 30, 2006, the Company paid dividends totaling $115,000 to the preferred stockholders. At any time after March 1, 2007, the Company has the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeds 200% of the Series A Conversion Price. The holders of the Convertible Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote, together with the holders of the voting common stock, all voting together as a single class. The holders of the Convertible Preferred Stock are entitled to the number of votes equal to the number of GSE common stock that they would receive upon conversion of their Convertible Preferred Stock.

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

On October 23, 2003, ManTech International, Inc. converted all of its preferred stock to common stock in conjunction with the sale of its ownership in GSE to GP Strategies. The Company had accrued dividends payable to ManTech of $316,000 and $366,000 as of June 30, 2006 and December 31, 2005, respectively. The unpaid dividends accrue interest at 6% per annum. At June 30, 2006 and December 31, 2005, the Company had an accrual for interest payable of $70,000 and $60,000, respectively.

8.	Letters of Credit and Performance Bonds

As of June 30, 2006, the Company was contingently liable for approximately $2.4 million under four letters of credit used as performance bonds on four contracts, which were secured by cash deposits classified as restricted cash and included in other assets in the consolidated balance sheet. The largest performance bond in the amount of $2.1 million was issued to the Emirates Simulation Academy, LLC. In addition, the Company was contingently liable at June 30, 2006 for approximately $32,000 under a performance bond on one contract which was secured by a bank guarantee of the Company’s foreign subsidiary.

9.	Income Taxes

Income taxes consist primarily of state franchise taxes. The Company does not expect to pay federal or foreign income taxes in 2006. The Company has a $10.4 million valuation allowance for all of the deferred tax assets at June 30, 2006. The amount of loss carryforward which can be used by the Company may be significantly limited and may expire unutilized due to the change in control of the Company that occurred on September 30, 2005 when GP Strategies spun off their 57% ownership in GSE by issuing a dividend to their shareholders consisting of GP Strategies’ shares of GSE common stock. Following the spin-off, GP Strategies ceased to have any ownership interest in GSE.

10.	Administrative Charges from GP Strategies.

The Company has extended its Management Services Agreement with GP Strategies Corporation through December 31, 2006. Under the agreement, GP Strategies provides corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses the financial system of General Physics, a subsidiary of GP Strategies. The Company was charged $171,000 by GP Strategies in both the second quarter 2006 and 2005 and $342,000 in both the six months ended June 30, 2006 and 2005.

11.	Commitments and Contingencies

In October 2005, the Company signed an “Assignment of Lease and Amendment to Lease” that assigns and transfers to another tenant (the “assignee”) the Company’s rights, title and interest in its Columbia, Maryland facility lease. The assignee’s obligation to pay rent under the Lease began on February 1, 2006. The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations. At June 30, 2006, the remaining rental payments under the lease totaled $1.4 million. The Company relocated its Maryland operations from its Columbia facility to its Baltimore facility in October 2005.

In January 2006, the Company was awarded a $15.1 million contract from the Emirates Simulation Academy, LLC (“ESA”) in the United Arab Emirates to supply five simulators and an integrated training program. Under the terms of the contract, the Company provided a $2.1 million performance bond to ESA that will remain outstanding until the end of the warranty period on October 31, 2008.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GSE Systems, Inc. (“GSE Systems”, “GSE” or the “Company”) is a world leader in real-time high fidelity simulation technology and model development. The Company provides simulation solutions and services to the power generation industry, the process industries, and the U.S. Government. In addition, the Company provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry and develops specialized software applications for emerging technologies. The Company has only one reportable segment.

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

In order to ensure that the Company has sufficient working capital in 2006, the Company completed several financing transactions in early 2006. On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement “) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed below, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share (the “Dolphin Warrant”). Dolphin must exercise the new warrant promptly after the underlying shares of GSE common stock have been registered with the Securities and Exchange Commission and after the Company certifies to Dolphin after May 30, 2006 (the “Mandatory Exercise Date”) that, among other things, the current stock price shall not be less than $1.25 on the Mandatory Exercise Date and that the average of the current stock prices for each trading day of the 30 calendar day period up to and including the Mandatory Exercise Date is not less than $1.25. At the date of issuance, the fair value of the Dolphin Warrant was $868,000, as established using the Black-Scholes Model, and was recorded in paid-in capital with the offset recorded as loss on extinguishment of debt.

In conjunction with the early payoff of the Dolphin Note and the cancellation of the 380,952 warrants, the Company wrote off the remaining unamortized Original Issue Discount of $1.1 million, wrote off the remaining unamortized deferred financing charges of $185,000, recognized a credit of $698,000 from the write-off of the liabilities related to the Dolphin Note conversion feature and the related warrants, and took an $868,000 charge for the value of the 900,000 new warrants issued to Dolphin. The total loss on extinguishment of the Dolphin Note and the cancellation of the related warrants totaled $1.4 million.

On February 28, 2006, the Company raised $3.9 million, net of associated fees of $395,000, through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to “accredited investors”, as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock is convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company’s Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would received from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In aggregate, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock. The Convertible Preferred Stock holders are entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30. If the Company does not make two consecutive dividend payments on the dates such payments are due, there will be an additional 30% warrant coverage of five-year warrants at a conversion price of $1.77 per share. On June 30, 2006, the Company paid dividends totaling $115,000 to the preferred stockholders. At the date of issuance, the fair value of the warrants was $342,000 and the fair value of the preferred stock was $3.9 million. The fair value of the warrants and the preferred stock was determined by the use of the relative fair value method, in which the $4.25 million gross proceeds was allocated based upon the fair values of the warrants, as determined by using the Black-Scholes Model, and the preferred stock, as determined by an independent appraisal. At any time after March 1, 2007, the Company has the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeds 200% of the Series A Conversion Price. The holders of the Convertible Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote, together with the holders of the voting common stock, all voting together as a single class. The holders of the Convertible Preferred Stock are entitled to the number of votes equal to the number of GSE common stock that they would receive upon conversion of their Convertible Preferred Stock.

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

On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd and terminated its existing $1.5 million bank line of credit. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points (10.25% as of June 30, 2006), with interest only payments due monthly. There are no financial covenant requirements under the new agreement and the credit facility expires on March 6, 2008. At June 30, 2006, the Company’s available borrowing base was $2.5 million of which $1.6 million had been utilized. On May 18, 2006, the Company received a $2.0 million advance from Laurus which was over and above the funds that were available to the Company based on its normal borrowing base calculation. The over advance was used to collateralize a $2.1 million performance bond that the Company issued to the Emirates Simulation Academy, LLC in the form of a standby letter of credit. One half of the over advance was payable to Laurus on July 18, 2006 and the balance is due on November 18, 2006. The over advance bears additional interest of  1.5% per month over and above the normal interest rate on the line of credit. The Company issued to Laurus Master Fund, Ltd a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share. At the date of issuance, the fair value of the Laurus warrant, which was established using the Black-Scholes Model, was $603,000 and was recorded as paid-in capital with the offset recorded as deferred financing charges. Deferred financing charges are classified as an other asset and are amortized over the term of the credit facility through a charge to interest expense.

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

In October 2005, the Company signed an “Assignment of Lease and Amendment to Lease” that assigns and transfers to another tenant (the “assignee”) the Company’s rights, title and interest in its Columbia, Maryland facility lease. The assignee’s obligation to pay rent under the Lease began on February 1, 2006. The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations. At June 30, 2006, the remaining rental payments under the lease totaled $1.4 million.

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

General Business Environment

The Company believes it is positioned to take advantage of emerging trends in the power industry including a global nuclear power renaissance driven by the high cost of oil coupled with environmental concerns caused by fossil fuels. In the U.S. alone, most operating units have applied for license extensions and/or power upgrades. These license extensions and power upgrades lead to significant upgrades to the physical equipment and control room technology. Both will result in the need to modify or replace the existing plant control room simulators. In addition, eleven utility companies in the United States have already submitted, or plan to submit shortly, construction and operating license applications to the Nuclear Regulatory Commission for the construction of 18 new nuclear plants. Each of these plants will be required to have a full scope simulator ready for operator training and certification about two years prior to plant operation. Similar nuclear plant construction programs are underway or planned in China, Russia, Ukraine, Japan and Central Europe to meet growing energy demands. The Company, having what it believes is the largest installed base of existing simulators, over 65% on a global basis, is well positioned to capture a large portion of this business, although no assurance can be given that it will be successful in doing so.

The Company continues its focus on the fossil power segment of the power industry. In the first six months of 2006, the Company logged fossil power orders of approximately $3.5 million. The Company expects continued growth in this market segment and is focusing on second time simulation buyers that now demand the more sophisticated and realistic simulation models offered by the Company.

While GSE simulators are primarily utilized for power plant operator certification and training, the uses are expanding to include control system design, engineering analysis, plant modification studies, and operation efficiency improvements for both nuclear and fossil utilities. During plant construction, simulators are used to test control strategies and finalize control system displays. This helps to ensure on-time plant start-up. After commissioning, the same tools can be used to increase plant availability and optimize plant performance for the life of the facility.

Over the course of 2006, the Company has continued to develop its concept of integrating simulation with broader training programs and educational initiatives giving customers a turnkey alternative to operator and maintenance training. The Company believes that this offering is unique. In the fourth quarter 2005, the Company announced the formation of the Emirates Simulation Academy, LLC (ESA), a United Arab Emirates company, to build and operate simulation training academies in the Arab Gulf Region. GSE is a 10% owner of ESA. These simulation training centers will be designed to train and certify indigenous workers for deployment to a nation’s critical infrastructure facilities including power plants, oil refineries, petro-chemical plants, desalination units and other industrial facilities. In January 2006, the Company announced the award of a contract valued at over $15 million from ESA to supply five simulators and an integrated training program. Similar simulation training center opportunities are in development in a number of regions around the world.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:

(in thousands)	Three months ended June 30,				Six months ended June 30,
	2006	%	2005	%	2006	%	2005	%
Contract revenue	$6,556	100.0%	$6,717	100.0%	$12,140	100.0%	$13,010	100.0%
Cost of revenue	4,700	71.7%	5,077	75.6%	8,833	72.8%	10,315	79.3%

Gross profit	1,856	28.3%	1,640	24.4%	3,307	27.2%	2,695	20.7%
Operating expenses:
Selling, general and administrative	1,202	18.3%	1,776	26.5%	2,223	18.3%	3,606	27.7%
Administrative charges from GP Strategies	171	2.6%	171	2.5%	342	2.8%	342	2.6%
Depreciation	44	0.7%	67	1.0%	91	0.7%	144	1.1%
Total operating expenses	1,417	21.6%	2,014	30.0%	2,656	21.8%	4,092	31.4%

Operating income (loss)	439	6.7%	(374)	(5.6)%	651	5.4%	(1,397)	(10.7)%

Interest expense, net	(216)	(3.3)%	(54)	(0.8)%	(373)	(3.1)%	(71)	(0.6)%
Loss on extinguishment of debt	-	0.0%	-	0.0%	(1,428)	(11.8)%	-	0.0%
Other expense, net	(71)	(1.1)%	(103)	(1.5)%	(20)	(0.1)%	(154)	(1.2)%

Income (loss) before income taxes	152	2.3%	(531)	(7.9)%	(1,170)	(9.6)%	(1,622)	(12.5)%

Provision (benefit) for income taxes	28	0.4%	25	0.4%	28	0.3%	(24)	(0.2)%

Net income (loss)	$124	1.9%	$(556)	(8.3)%	$(1,198)	(9.9)%	$(1,598)	(12.3)%

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

Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company amortizes the costs, on a straight line method, over the estimated useful life of the product, which normally ranges from three to five years. As of June 30, 2006, the Company has net capitalized software development costs of $899,000. On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company’s consolidated balance sheet.

Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 Accounting for Income Taxes, management makes a regular assessment of the realizability of the Company’s deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. As of June 30, 2006, the Company’s largest deferred tax asset related to a U.S. net operating loss carryforward of $20.4 million which expires in various amounts over the next twenty years. The amount of loss carryforward which can be used by the Company may be significantly limited and may expire unutilized due to the change in control of the Company that occurred on September 30, 2005 when GP Strategies spun off their 57% ownership in GSE by issuing a dividend to their shareholders consisting of GP Strategies’ shares of GSE common stock. Following the spin-off, GP Strategies ceased to have any ownership interest in GSE. The recovery of the net deferred tax asset could not be substantiated by currently available objective evidence. Accordingly, the Company has established a $10.4 million valuation allowance for its deferred tax assets at June 30, 2006.

Results of Operations - Three and Six Months ended June 30, 2006 versus Three and Six Months ended June 30, 2005.

Contract Revenue. Total contract revenue for the quarter ended June 30, 2006 totaled $6.6 million, which was 2.4% lower than the $6.7 million total revenue for the quarter ended June 30, 2005. For the six months ended June 30, 2006, contract revenue totaled $12.1 million, a 6.7% decrease from the $13.0 million for the six months ended June 30, 2005. The decreases reflect a decline in orders and lower volume in 2005. However, total orders logged in the first six months of 2006 totaled $28.2 million (including the $15.1 million contract received from ESA) as compared to $8.3 million in the first six months of 2005 and $15.3 million for the year ended December 31, 2005. At June 30, 2006, the Company’s backlog was $28.5 million.

Gross Profit. Gross profit totaled $1.9 million for the quarter ended June 30, 2006 versus $1.6 million for the same quarter in 2005. As a percentage of revenue, gross profit increased from 24.4% for the three months ended June 30, 2005 to 28.3 % for the three months ended June 30, 2006. For the six months ended June 30, 2006, gross profit increased $612,000 from the same period in the prior year to $3.3 million (27.2% of revenue). In the first six months of 2005, the Company had made certain adjustments to the estimated costs to complete several of its long-term contracts which resulted in a net reduction of the contract-to-date gross profit recognized on the contracts.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses totaled $1.2 million in the quarter ended June 30, 2006, a 32.3% decrease from the $1.8 million for the same period in 2005. SG&A expenses for the six months ended June 30, 2006 decreased 38.4%, from $3.6 million for the six months ended June 30, 2005 to $2.2 million. The reductions reflect the following spending variances:

♦
Business development and marketing costs decreased from $661,000 in the second quarter 2005 to $541,000 in the second quarter 2006 and decreased from $1.6 million for the six months ended June 30, 2005 to $1.0 million in the same period of 2006. In order to reduce operating expenses, the Company terminated several of its business development personnel in mid-2005 and reassigned others to operating positions.

♦
The Company’s general and administrative expenses totaled $562,000 in the second quarter 2006, which was 43.7% lower than the $1.0 million incurred in the second quarter 2005. Likewise, for the six months ended June 30, 2006, general and administrative expenses decreased from $1.7 million in the first six months of 2005 to $1.0 million. The reductions reflect lower facility costs in 2006, plus the reassignment of one executive from corporate to an operating position.

♦
Gross spending on software product development (“development”) totaled $213,000 in the quarter ended June 30, 2006 as compared to $147,000 in the same period of 2005. For the six months ended June 30, 2006, gross development spending totaled $291,000 versus $239,000 in the same period of 2005. The Company anticipates that its total gross development spending in 2006 will approximate $700,000. The Company capitalized $118,000 of development expenditures in the three months ended June 30, 2006 as compared to $68,000 in the same period of 2005. For the six months ended June 30, 2006, capitalized development spending totaled $147,000 versus $159,000 in the six months ended June 30, 2005. The Company’s development expenditures in 2006 were related to the development of new features for the Xflow modeling tool for modeling power plant buildings and the development of new features for the THEATRe thermo-hydraulic and REMARK core models.

♦
During the first six months of 2005, the Company implemented staff reductions; SG&A expense reflected $38,000 and $138,000 of accrued severance in the three and six months ended June 30, 2005, respectively. The Company does not anticipate any severance charges in 2006.

Administrative Charges from GP Strategies. The Company has extended its Management Services Agreement with GP Strategies Corporation through December 31, 2006. Under the agreement, GP Strategies provides corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses the financial system of General Physics, a subsidiary of GP Strategies. The Company was charged $171,000 by GP Strategies in both the second quarter 2006 and 2005 and was charged $342,000 in both the six months ended June 30, 2006 and 2005. Under the Management Services Agreement, the Company will be charged $171,000 per quarter throughout the remainder of 2006.

Depreciation and Amortization. Depreciation expense totaled $44,000 and $67,000 during the quarters ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, depreciation expense totaled $91,000 and $144,000, respectively. Due to the relocation of the Company’s Maryland operations from Columbia, Maryland to Baltimore, Maryland, the Company accelerated the depreciation of certain leasehold improvements in 2005 which has resulted in lower depreciation expense in 2006.

Operating Income (Loss). The Company had operating income of $439,000 (6.7% of revenue) in the second quarter 2006, as compared with an operating loss of $374,000 (5.6% of revenue) for the same period in 2005. For the six months ended June 30, 2006 and 2005, the Company had operating income of $651,000 (5.4% of revenue) and an operating loss of $1.4 million (10.7% of revenue), respectively. The variances were due to the factors outlined above.

Interest Expense, Net. Net interest expense increased from $54,000 in the quarter ended June 30, 2005 to $216,000 for the same quarter in 2006, and increased from $71,000 for the six months ended June 30, 2005 to $373,000 in the same period of 2006.

The Company incurred interest expense of $77,000 and $16,000 on borrowings against its credit facilities in the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, interest expense on credit facility borrowings totaled $96,000 and $20,000, respectively.

Amortization of deferred financing costs related to the Company’s lines of credit totaled $59,000 in the second quarter 2006 versus only $6,000 in the second quarter 2005. Deferred financing cost amortization increased from $11,000 for the six months ended June 30, 2005 to $84,000 in the same period 2006. The increase reflects the replacement of the Wachovia Bank credit facility with one from Laurus Master Fund, Ltd in early 2006.

Amortization of the cost of the warrants issued to Laurus in conjunction with the new credit facility totaled $75,000 in the second quarter 2006 and $77,000 for the first six months of 2006.

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

In conjunction with the early payoff of the Dolphin Note and the cancellation of the 380,952 warrants, the Company wrote off the remaining unamortized Original Issue Discount of $1.1 million, wrote off the remaining unamortized deferred financing charges of $185,000, recognized a credit of $698,000 from the write-off of the liabilities related to the Dolphin Note conversion feature and the related warrants, and took an $868,000 charge for the value of the 900,000 new warrants issued to Dolphin.

Other Expense, Net. At June 30, 2006, the Company had contracts for the sale of approximately 176 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the change in the estimated fair value of the contracts during the three and six months ended June 30, 2006 of ($5,000) and ($17,000), respectively, in other expense.

At June 30, 2005, the Company had contracts for sale of approximately 316 million Japanese Yen at fixed rates. The Company had not designated the contracts as hedges and, accordingly, recorded the change in the estimated fair value of the contracts during the three and six months ended June 30, 2005 of ($102,000) and ($156,000), respectively, in other expense.

In the second quarter 2006, the Company incurred foreign currency transaction losses of $12,000 versus foreign currency transaction losses of $23,000 in the second quarter 2005. The Company incurred foreign currency trasaction gains of $31,000 in the six months ended June 30, 2006 versus currency transaction losses of $36,000 in the same period of 2005.

Provision (Benefit) for Income Taxes. Income taxes consist primarily of state franchise taxes. The Company does not expect to pay federal or foreign income taxes in 2006. The Company has a $10.4 million valuation allowance for all of the deferred tax assets at June 30, 2006. The amount of loss carryforward which can be used by the Company may be significantly limited and may expire unutilized due to the change in control of the Company that occurred on September 30, 2005 when GP Strategies spun off their 57% ownership in GSE by issuing a dividend to their shareholders consisting of GP Strategies’ shares of GSE common stock. Following the spin-off, GP Strategies ceased to have any ownership interest in GSE.

Liquidity and Capital Resources

As of June 30, 2006, the Company’s cash and cash equivalents totaled $978,000 compared to $1.3 million at December 31, 2005.

Cash used in operating activities. Net cash used in operating activities was $1.6 million for the six months ended June 30, 2006. The loss on early extinguishment of debt of $1.4 million was a non-cash expense that had no impact on the Company’s operating cash flow. Significant changes in the Company’s assets and liabilities in 2006 included:

♦
A $1.7 million increase in contracts receivable. The increase mainly reflects a $2.1 million invoice issued in January 2006 to ESA for an advance payment on the UAE training center project that was outstanding at June 30, 2006. The Company received $1.5 million of the ESA receivable in July and expects to receive the remaining $600,000. No bad debt reserve has been established for the $600,000 past due receivable at June 30, 2006.

♦
A $1.0 million decrease in accounts payable, accrued compensation and accrued expenses. The reduction mainly reflects the utilization of a portion of the funds received through the Company’s convertible preferred stock transaction to pay down accounts payable.

♦	An $782,000 increase in billings in excess of revenues earned. This increase is also due to the advance payment billing to ESA.

For the six months ended June 30, 2005, net cash used in operating activities was $2.4 million. Significant changes in the Company’s assets and liabilities in 2005 included:
♦	A $454,000 increase in contract receivables. The increase mainly reflected an increase in the Company’s unbilled receivable balance due to the timing of contract payment milestones.
♦	A $627,000 decrease in accounts payable, accrued compensation and accrued expenses. The reduction mainly reflected the payment of vendor invoices due to the infusion of cash from the Dolphin Note.
♦
A decrease in billings in excess of revenue earned of $461,000. In 2003, the Company had entered into a $6.0 million contract with a Mexican customer for a full scope simulator that allowed the Company to invoice the customer for 20% of the contract upon the receipt of the purchase order as an advance payment. The reduction in billings in excess of revenue earned mainly reflected the completion of work which has reduced the Company’s liability to the customer for the advance payment.

Cash used in investing activities. For the six months ended June 30, 2006, net cash used in investing activities was $2.6 million consisting of $147,000 of capitalized software development costs, $106,000 of capital expenditures, and the restriction of $2.3 million of cash as collateral for four performance bonds issued by the Company and backed by standby letters of credit. The largest is a $2.1 million performance bond issued to ESA which expires on October 31, 2008.

Net cash used in investing activities was $224,000 for the six months ended June 30, 2005, consisting of $159,000 of capitalized software development costs and $94,000 of capital expenditures.

Cash provided by financing activities. The Company generated $3.8 million from financing activities in the six months ended June 30, 2006. The Company generated net proceeds of $3.9 million from the issuance of 42,500 shares of Series A Cumulative Convertible Preferred Stock which were used to pay off the $2.0 million Dolphin Note and the outstanding borrowings under the Company’s bank line of credit. In conjunction with the establishment of a new line of credit with Laurus Master Fund, Ltd the Company incurred cash financing costs of $448,000.

On May 18, 2006, the Company received a $2.0 million advance from Laurus which was over and above the funds that were available to the Company based on its normal borrowing base calculation. The over advance was used to collateralize a $2.1 million performance bond that the Company issued to the Emirates Simulation Academy, LLC in the form of a standby letter of credit. One half of the over advance was payable to Laurus on July 18, 2006 and the balance is due on November 18, 2006. The over advance bears additional interest of  1.5% per month over and above the normal interest rate on the line of credit.

The Company received $130,000 through the issuance of common stock due to the exercise of employee stock options.

On June 30, 2006, the Company paid dividends of $115,000 to the preferred stock holders.

In the six months ended June 30, 2005, the Company generated $2.1 million from financing activities. The Company borrowed $675,000 from its bank line of credit and generated $100,000 from the exercise of employee stock options.

On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principle amount of $2,000,000, which had a maturity date of March 31, 2009 (the “Dolphin Note”), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the “GSE Warrant”). The Dolphin Note was convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrued interest at 8% payable quarterly. Both the convertible note and the warrant were subject to anti-dilution provisions. Under the terms of the Note, the number of shares of GSE common stock actually issued on conversion of the Note, when aggregated with the number of shares of GSE common stock actually issued upon exercise of the Warrant, could not exceed 19.99% of the outstanding shares of GSE common stock on May 26, 2005. This limitation was the “Conversion Share Limit”. Of the $2 million proceeds from the sale of the Note, $500,000 was placed in escrow until the termination of the Conversion Share Limit. The Note provided that the Conversion Share Limit would terminate upon the effectiveness of the consent to the transaction by stockholders holding a majority of the outstanding shares of GSE common stock, in compliance with the stockholder approval requirements of the American Stock Exchange. On May 19, 2005, the Company obtained the written consent of GP Strategies Corporation as holder of a majority of the outstanding shares of GSE common stock. An information statement regarding the Dolphin transaction was mailed to all GSE stockholders on June 9, 2005. Accordingly, the Conversion Share Limit expired on June 29, 2005, and the $500,000 in escrow was released to GSE on July 5, 2005

In conjunction with the Dolphin note, the Company incurred $182,000 of deferred financing costs which would have been amortized over the term of the note. The balance of these deferred costs were written off in 2006 when the Dolphin note was paid off in conjunction with the Company’s preferred stock transaction.

Credit Facilities

The Company had a line of credit with a bank through General Physics Corporation, a wholly owned subsidiary of GP Strategies. Under the terms of the agreement, $1.5 million of General Physics’ available credit facility was carved out for use by GSE. The line was collateralized by substantially all of the Company’s assets and provided for borrowings up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables. GP Strategies guaranteed GSE’s borrowings under the credit facility, which continued in place after the spin-off from GP Strategies. The interest rate on the line of credit was based upon the Daily LIBOR Market Index Rate plus 3%, with interest only payments due monthly. A portion of the proceeds from the Company’s sale of Series A Cumulative Convertible Preferred Stock on February 28, 2006 (see discussion below) was used to pay off the outstanding balance of the line of credit, $1.2 million.

On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd and terminated its existing $1.5 million bank line of credit. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points (10.25% as of June 30, 2006), with interest only payments due monthly. There are no financial covenant requirements under the new agreement, and the credit facility expires on March 6, 2008. At June 30, 2006, the Company’s available borrowing base was $2.5 million of which $1.6 million had been utilized. On May 18, 2006, the Company received a $2.0 million advance from Laurus which was over and above the funds that were available to the Company based on its normal borrowing base calculation. The over advance was used to collateralize a $2.1 million performance bond that the Company issued to the Emirates Simulation Academy, LLC in the form of a standby letter of credit. One half of the over advance was payable to Laurus on July 18, 2006 and the balance is due on November 18, 2006. The over advance bears additional interest of 1.5% per month over and above the normal interest rate on the line of credit. The Company issued to Laurus Master Fund, Ltd a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share. At the date of issuance, the fair value of the Laurus warrant, which was established using the Black-Scholes Model, was $603,000 and was recorded as paid-in capital with the offset recorded as deferred financing charges. Deferred financing charges are classified as an other asset and are amortized over the term of the credit facility through a charge to interest expense.

Senior Convertible Secured Subordinated Note Payable

On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000, which had a maturity date of March 31, 2009 (the “Dolphin Note”), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the “GSE Warrant”). The Dolphin Note was convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrued interest at 8% payable quarterly. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $375,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID was accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance was netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities were marked to market through earnings on a quarterly basis in accordance with EITF NO. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Common Stock.

On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement “) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed below, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share (“the Dolphin Warrant”). Dolphin must exercise the new warrant promptly after the underlying shares of GSE common stock have been registered with the Securities and Exchange Commission and after the Company certifies to Dolphin after May 30, 2006 (the “Mandatory Exercise Date”) that, among other things, the current stock price shall not be less than $1.25 on the Mandatory Exercise Date and that the average of the current stock prices for each trading day of the 30 calendar day period up to and including the Mandatory Exercise Date is not less than $1.25. At the date of issuance, the fair value of the Dolphin Warrant was $868,000, as established using the Black-Scholes Model, and was recorded in paid-in capital with the offset recorded as loss on extinguishment of debt.

In conjunction with the early payoff of the Dolphin Note and the cancellation of the 380,952 warrants, the Company wrote off the remaining unamortized Original Issue Discount of $1.1 million, wrote off the remaining unamortized deferred financing charges of $185,000, recognized a credit of $698,000 from the write-off of the liabilities related to the Dolphin Note conversion feature and the related warrants, and took an $868,000 charge for the value of the 900,000 new warrants issued to Dolphin. The total loss on extinguishment of the Dolphin Note and the cancellation of the related warrants totaled $1.4 million.

Series A Cumulative Preferred Stock

On February 28, 2006, the Company raised $3.9 million, net of associated fees of $395,000, through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to “accredited investors”, as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock is convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company’s Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In aggregate, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock. At the date of issuance, the fair value of the warrants was $342,000 and the fair value of the preferred stock was $3.9 million. The fair value of the warrants and the preferred stock was determined by the use of the relative fair value method, in which the $4.25 million gross proceeds was allocated based upon the fair values of the warrants, as determined by using the Black-Scholes Model, and the preferred stock, as determined by an independent appraisal. The Convertible Preferred Stock holders are entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30. If the Company does not make two consecutive dividend payments on the dates such payments are due, there will be an additional 30% warrant coverage of five-year warrants at a conversion price of $1.77 per share. On June 30, 2006, the Company paid dividends totaling $115,000 to the preferred stockholders. At any time after March 1, 2007, the Company has the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeds 200% of the Series A Conversion Price. The holders of the Convertible Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote, together with the holders of the voting common stock, all voting together as a single class. The holders of the Convertible Preferred Stock are entitled to the number of votes equal to the number of GSE common stock that they would receive upon conversion of their Convertible Preferred Stock.

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

During the three and six months ended June 30, 2006, the Company recognized $58,000 and $68,000, respectively, of pre-tax stock-based compensation expense under the fair value method in accordance with SFAS No. 123R. As of June 30, 2006, the Company had $508,000 of unrecognized compensation related to the unvested portion of outstanding stock option awards expected to be recognized through May 2009.

New Accounting Standard

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 (“FIN 48”) was issued. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact of FIN 48 on its operations, financial condition and cash flows.

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

As of June 30, 2006, the Company had contracts for the sale of approximately 176 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the estimated fair value of the contracts of $18,000 as of June 30, 2006 in other assets. The Company recognized unrealized losses during the three and six months ended June 30, 2006 of ($5,000) and ($17,000), respectively, in other expense and of ($102,000) and ($156,000), respectively, during the three and six months ended June 30, 2005.

The Company is also subject to market risk related to the interest rate on its existing line of credit. As of June 30, 2006, such interest rate is based on the prime rate plus 200 basis-points. A 100 basis-point change in such rate during the three and six months ended June 30, 2006 would have increased the Company’s interest expense by approximately $7,000 and $9,000, respectively.

Item 4.  Controls and Procedures

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decision regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of June 30, 2006 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to satisfy the objectives for which they were intended.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 14, 2006                               GSE SYSTEMS, INC.

/S/ JOHN V. MORAN
John V. Moran
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)