Form 10-Q/A
period 2006-03-31
GSE SYSTEMS INC
filed 2006-10-04
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2006.

or

[X]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from__________ to __________ .

Commission File Number: 0-26494

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

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

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for the quarter ended March 31, 2006 is filed to expand the disclosures made in Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition under the caption “General Business Environment” regarding the relationship between GSE Systems, Inc. (the “Company” or “GSE”) and the Emirates Simulation Academy, LLC (“ESA”) and the award by ESA of a $15.1 million contract to the Company’s wholly-owned subsidiary, GSE Power Systems, Inc. (“GSE Power”) on January 5, 2006. In addition, three additional exhibits are being filed with this Amendment No. 1 to the Form 10-Q for the quarter ended March 31, 2006 as follows: (1) the Memorandum of Association of Limited Liability Company dated November 8, 2005 by and between Al Qudra Holding PJSC, Centre of Excellence for Applied Research and Training, and GSE, (2) a $15.1 million Supply Agreement Contract dated January 3, 2006 by and between ESA and GSE Power and (3) the License and Technology Transfer Agreement for Emirates Simulation Academy which is an attachment to the Supply Agreement Contract.

INDEX

		PAGE
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	3
Item 6.	Exhibits	5
	SIGNATURES	5

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

To increase its market share and expand the Company’s global presence, the Company has made significant efforts to develop new markets. The importance of emerging markets to the Company and its ability to compete in the power industry is reflected in our new joint venture in Abu Dhabi, United Arab Emirates (“UAE”). The Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, UAE was formed on November 8, 2005 pursuant to the terms of a Memorandum of Association of Limited Liability Company (“MOA”) between and among (1) Al Qudra Holding PJSC of the United Arab Emirates (“Al Qudra”), (2) The Centre of Excellence for Applied Research and Training of the United Arab Emirates (the “Centre”) and (3) GSE (each a “Partner” and collectively “Partners” as defined in the MOA) for the purpose of building and operating simulation training academies in the Persian Gulf Region including but not limited to the UAE, Qatar, Saudi Arabia, and Kuwait. The initial focus of ESA will be on the training and certification of plant operators, maintenance personnel and engineers at power plants, desalination plants, and oil refineries and platforms.

The initial paid in capital of ESA is AED1,000,000 (one million dirhams) and its authorized capital stock consists of 1,000 shares with each share valued at AED1,000.  The dirham is the unit of currency in the UAE and had an exchange rate of $.2723 at the date of ESA’s formation. The founding members of ESA and their respective ownership percentages and paid in capital are as follows: (1) Al Qudra, a UAE public joint stock company holding six hundred shares representing sixty percent (60%) of ESA’s issued and authorized shares valued at AED600,000; (2) the Centre, a UAE public joint stock company holding three hundred shares representing thirty percent (30%) of ESA’s issued and authorized shares valued at AED300,000; and GSE, a Delaware corporation holding one hundred shares representing ten percent (10%) of ESA’s issued and authorized shares valued at AED100,000.

In accordance with UAE law, UAE Partners must hold not less than fifty-one percent (51%) of the UAE company’s share capital. Pursuant to the terms of the MOA, no Partner may mortgage or encumber its ESA shares and, to the extent unpaid, ESA shall have a lien on a Partner’s shares. Similarly, no Partner may sell or transfer its ESA shares without first notifying ESA’s Manager and giving the other Partners a thirty day opportunity in which to acquire its ESA shares. In the event the remaining Partners both wish to acquire the offered shares, the shares must be distributed in a manner which results in not less than 51% of all shares being held by the UAE Partners and there must be at least two UAE Partners at any time. ESA’s board of directors (the “ESA Board”) consists of three directors with each Partner having the right to appoint one director and each director serves for a three-year term commencing on the date of ESA’s registration. Pursuant to the terms of the MOA, the chairman of the ESA Board is Al Qudra’s representative and the ESA Board shall meet at least once every quarter. All decisions of the ESA Board must be unanimous. ESA must hold an annual General Assembly and all Partners must be present to constitute a quorum of the General Assembly. If all Partners are not present, the General Assembly must be reconvened twenty-one days later, and holders of at least seventy five percent (75%) of the ESA ownership interests must be present. The MOA also provides that the daily operations of ESA will be conducted by its General Manager appointed by the ESA Board. As a non-UAE entity and minority owner, GSE is not involved in the day-to-day operations of ESA.

In conjunction with ESA’s development and establishment of the first training academy of its kind in Abu Dhabi, we announced on January 5, 2006 that we were awarded a contract worth over $15 million. We believe that the terms of the contract referenced below are no more or less favorable to us than the terms that could be obtained from unaffiliated third parties.

The Supply Agreement Contract (the “ESA Contract”) by and between ESA and GSE Power dated January 3, 2006 provides for GSE Power to deliver, install and provide certain goods and to enter into a software license agreement relating to the provision of (a) five training simulators; (b) training program design; (c) simulator training programs for a gas turbine power plant, a desalination plant, a combined cycle plant, a petroleum refinery and an oil platform; and (d) classroom instruction and online courses in exchange for which ESA shall pay GSE Power an aggregate amount of $15,117,906 payable in discrete tranches within thirty days of presentation of invoices corresponding to certain performance milestones. At its option, ESA may elect to purchase certain hardware under the ESA Contract for an additional $1,458,000. Each party must provide insurance against loss while that party has custody and control over the Goods and the risk of loss passes with change of custody and control.

In addition, GSE Power is responsible for all taxes, duties, tariffs, fees and related charges and for obtaining a valid U.S. export control license and complying with all applicable U.S. export control laws. Outside of any applicable cure period, in the event of material breach, the non-breaching party may terminate the ESA Contract with written notice to the breaching party. The ESA Contract also contemplates our performance under the agreement as an independent contractor.  The ESA Contract also contemplates entry into a license and technology transfer agreement and a software license agreement.

For the three and six months periods ended June 30, 2006, the Company recognized $818,000 and $1.6 million, respectively, of revenue under the ESA Contract using the percentage-of-completion method.

In January 2006, the Company issued a $2.1 million invoice to ESA for an advance payment. The Company received $1.5 million of the receivable in July 2006 and expects to receive the remaining $600,000. No bad debt reserve has been established for the $600,000 past due amount. Under the terms of the ESA Contract, the Company provided a $2.1 million performance bond to ESA that will remain outstanding until the end of the warranty period on October 31, 2008.

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

Item 6.  Exhibits

10.1    Memorandum of Association of Limited Liability Company dated November 8, 2005 by and between Al Qudra Holding PJSC, Centre of Excellence for Applied Research and Training, and GSE Systems, Inc.
10.2    Supply Agreement Contract by and between Emirates Simulation Academy, LLC and GSE Power Systems, Inc. dated January 3, 2006.
10.3    License and Technology Transfer Agreement by and between GSE Power Systems, Inc. and Emirates Simulation Academy, LLC dated January 3, 2006
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

Date: October 4, 2006                             GSE Systems, Inc.

/S/ John V. Moran
John V. Moran
Chief Executive Officer
(Principal Executive Officer)

/S/ Jeffery G. Hough
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)