Form 10-Q
period 2006-09-30
GSE SYSTEMS INC
filed 2006-11-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2006.
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number: 0-26494

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the registrant’s Common Stock and Series A Cumulative Convertible Preferred Stock as of November 1, 2006:

Common Stock, par value $.01 per share	9,462,046 shares
Series A Cumulative Convertible Preferred Stock, par value $.01 per share	42,500 shares

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,007	$1,321
Contract receivables	9,278	6,896
Prepaid expenses and other current assets	576	376
Total current assets	10,861	8,593

Equipment and leasehold improvements, net	349	329
Software development costs, net	893	940
Goodwill	1,739	1,739
Restricted cash	2,291	56
Other assets	1,077	325
Total assets	$17,210	$11,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,841	$1,182
Accounts payable	2,603	3,019
Due to GP Strategies Corporation	198	542
Accrued expenses	1,448	1,612
Accrued compensation and payroll taxes	1,463	1,226
Billings in excess of revenue earned	2,061	1,177
Accrued warranty	698	754
Other current liabilities	28	6
Total current liabilities	11,340	9,518

Long-term debt	-	869
Other liabilities	147	698
Total liabilities	11,487	11,085
Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock $.01 par value,
2,000,000 shares authorized, shares issued and	-	-
outstanding 42,500 in 2006 and none in 2005
Common stock $.01 par value, 18,000,000 shares authorized,
shares issued and outstanding 9,462,046 in 2006 and	95	90
8,999,706 in 2005
Additional paid-in capital	36,405	30,915
Accumulated deficit - at formation	(5,112)	(5,112)
Accumulated deficit - since formation	(24,615)	(23,839)
Accumulated other comprehensive loss	(1,050)	(1,157)
Total stockholders' equity	5,723	897
Total liabilities and stockholders' equity	$17,210	$11,982

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Contract revenue	$7,292	$4,607	$19,432	$17,617

Cost of revenue	5,111	4,228	13,944	14,543
Gross profit	2,181	379	5,488	3,074

Operating expenses:
Selling, general and administrative	1,279	1,395	3,502	5,001
Administrative charges from GP Strategies	171	171	513	513
Depreciation	45	243	136	387
Total operating expenses	1,495	1,809	4,151	5,901

Operating income (loss)	686	(1,430)	1,337	(2,827)

Interest expense, net	(234)	(180)	(607)	(251)
Loss on extinguishment of debt	-	-	(1,428)	-
Other income (expense), net	(30)	593	(50)	439
Income (loss) before income taxes	422	(1,017)	(748)	(2,639)

Provision for income taxes	-	30	28	6
Net income (loss)	422	(1,047)	(776)	(2,645)

Preferred stock dividends	(85)	-	(200)	-

Net income (loss) attributed to common shareholders	$337	$(1,047)	$(976)	$(2,645)

Basic income (loss) per common share	$0.04	$(0.12)	$(0.11)	$(0.29)

Diluted income (loss) per common share	$0.03	$(0.12)	$(0.11)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$422	$(1,047)	$(776)	$(2,645)

Foreign currency translation adjustment	4	10	107	(332)

Comprehensive income (loss)	$426	$(1,037)	$(669)	$(2,977)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

								Accumulated
	Preferred		Common		Additional	Accumulated Deficit		Other
	Stock		Stock		Paid-in	At	Since	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Formation	Formation	Loss	Total
Balance, January 1, 2006	-	$-	9,000	$90	$30,915	$(5,112)	$(23,839)	$(1,157)	$897

Foreign currency translation
adjustment	-	-	-	-	-	-	-	107	107
Issuance of preferred stock	43	-	-	-	3,386	-	-	-	3,386
Stock-based compensation
expense	-	-	-	-	135	-	-	-	135
Employee stock option
exercises	-	-	81	1	177	-	-	-	178
Issuance of warrants	-	-	-	-	1,941	-	-	-	1,941
Warrant exercises	-	-	367	4	(4)	-	-	-	-
Issuance of restricted stock	-	-	14	-	55	-	-	-	55
Preferred stock dividends paid
or payable	-	-	-	-	(200)	-	-	-	(200)
Net loss	-	-	-	-	-	-	(776)	-	(776)
Balance, September 30, 2006	43	$-	9,462	$95	$36,405	$(5,112)	$(24,615)	$(1,050)	$5,723

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(776)	$(2,645)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	515	844
Change in fair market value of liabilities for conversion option and warrants	-	(577)
Loss on extinguishment of debt	1,428	-
Employee stock based compensation expense	135	-
Changes in assets and liabilities:
Contract receivables	(2,382)	807
Prepaid expenses and other assets	23	374
Accounts payable, accrued compensation and accrued expenses	(262)	(1,407)
Due to GP Strategies Corporation	(344)	130
Billings in excess of revenues earned	884	(231)
Accrued warranty reserves	(56)	44
Other liabilities	138	(5)
Net cash used in operating activities	(697)	(2,666)

Cash flows from investing activities:
Capital expenditures	(150)	(120)
Capitalized software development costs	(274)	(329)
Releases (restrictions) of cash as collateral under letters of credit	(2,344)	29
Net cash used in investing activities	(2,768)	(420)

Cash flows from financing activities:
Increase in borrowings under lines of credit	1,659	1,182
Net proceeds from issuance of preferred stock and warrants	3,856	-
Paydown of note payable	(2,000)	-
Proceeds from issuance of common stock	178	100
Deferred financing costs	(448)	(212)
Payment of preferred stock dividends	(115)	-
Issuance of subordinated convertible note payable	-	2,000
Other financing activities, net	-	(9)
Net cash provided by financing activities	3,130	3,061

Effect of exchange rate changes on cash	21	(39)
Net decrease in cash and cash equivalents	(314)	(64)
Cash and cash equivalents at beginning of period	1,321	868
Cash and cash equivalents at end of period	$1,007	$804

The accompanying notes are an integral part of these consolidated financial statements.

1.	Basis of Presentation and Revenue Recognition

Basis of Presentation

The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the “Company” or “GSE”) without an independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006.

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

On February 28, 2006, the Company and Dolphin Equity Partners, LP (“Dolphin”) entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement”) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed below, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share (the “Dolphin Warrant”). At the date of issuance, the fair value of the Dolphin Warrant was $868,000, as established using the Black-Scholes Model, and was recorded in paid-in capital with the offset recorded as loss on extinguishment of debt. In accordance with the terms of the warrant agreement, Dolphin exercised the Dolphin Warrant on November 8, 2006 upon the Company’s certification that, among other things, the underlying shares of GSE common stock were registered with the Securities and Exchange Commission on October 31, 2006, that the current stock price was greater than $1.25 per share, and that the average of the current stock prices for each trading day of the prior 30 calendar day period was not less than $1.25 per share. The Company received cash proceeds of $603,000.

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

On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd and terminated its $1.5 million bank line of credit. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points, with interest only payments due monthly (10.25% at September 30, 2006). There are no financial covenant requirements under the new agreement which expires on March 6, 2008. On May 18, 2006, Laurus Master Fund agreed to temporarily increase the Company’s borrowing capability by $2.0 million over and above the funds that were available to the Company based upon its normal borrowing base calculation. The over advance was used to collateralize a $2.1 million performance bond that the Company issued to the Emirates Simulation Academy, LLC (“ESA”) in the form of a standby letter of credit (See Note 4). One half of the increased borrowing capability expired on July 18, 2006, and the balance expires on February 12, 2007. The Company’s borrowings over and above the normal borrowing base calculation bear additional interest of 1.5% per month over and above the normal interest rate on the line of credit. At September 30, 2006, the Company’s available borrowing base was $3.9 million of which $2.8 million had been utilized. The Company issued to Laurus Master Fund, Ltd a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share. At the date of issuance, the fair value of the Laurus warrant, which was established using the Black-Scholes Model, was $603,000 and was recorded as paid-in capital with the offset recorded as deferred financing charges. Deferred financing charges are classified as an other asset and are amortized over the term of the credit facility through a charge to interest expense. On July 31, 2006, Laurus exercised the warrant through a cashless exercise procedure as defined in the warrant. Laurus received 366,666 shares of GSE common stock.

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

Revenue Recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified. The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim. In the third quarter 2006, the Company settled an outstanding claim with a customer for work performed through December 31, 2005 of approximately $265,000, of which $120,000 was recognized as revenue in 2005 and the balance was recognized as revenue in the third quarter 2006.

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

One customer (the Emirates Simulation Academy, LLC) accounted for 26.3% and 17.9% of the Company’s consolidated revenue for the three and nine months ended September 30, 2006, respectively. The Company had no revenue from ESA in 2005. Battelle’s Pacific Northwest National Laboratory accounted for approximately 9.4% and 12.3%, respectively, of the Company’s consolidated revenue. For the three and nine months ended September 30, 2005, this customer accounted for approximately 19.0% and 27.4%, respectively of the Company’s consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects GSE performs in Eastern and Central Europe.

Contract receivables unbilled totaled $3.1 million and $3.7 million as of September 30, 2006 and December 31, 2005, respectively. In October 2006, the Company billed $1.1 million of the unbilled amounts.

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

(in thousands, except for share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$422	$(1,047)	$(776)	$(2,645)
Preferred stock dividends	(85)	-	(200)	-
Net income (loss) attributed to common stockholders	$337	$(1,047)	$(976)	$(2,645)
Denominator:
Weighted-average shares outstanding for basic
earnings per share	9,383,401	8,999,706	9,227,774	8,998,607

Effect of dilutive securities:
Employee stock options, warrants,
and convertible preferred stock	4,183,179	-	-	-
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	13,566,580	8,999,706	9,227,774	8,998,607

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	105,129	2,844,672	3,178,601	1,554,873

The net income (loss) for the three and nine months ended September 30, 2006 was adjusted by preferred stock dividends of $85,000 and $200,000, respectively, in calculating the basic per share amounts. There were no preferred stock dividends in 2005. Conversion of the stock options and warrants was not assumed for the nine months ended September 30, 2006 or for the three and nine months ended September 30, 2005 because the impact was anti-dilutive, with the exception of the warrant issued to Laurus Master Funds, Ltd to purchase up to 367,647 shares of GSE common stock which is included in basic weighted-average shares outstanding since the exercise price per share was $0.01. On July 31, 2006, Laurus exercised the warrant through a cashless exercise procedure as defined in the warrant. Laurus received 366,666 shares of GSE common stock.

Conversion of the convertible preferred stock was not assumed for the nine months ended September 30, 2006 because the impact was anti-dilutive.

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

Software development costs capitalized were $127,000 and $274,000 for the three and nine months ended September 30, 2006, respectively, and $170,000 and $329,000 for the three and nine months ended September 30, 2005, respectively. Total amortization expense was $133,000 and $111,000 for the quarters ended September 30, 2006 and 2005, respectively, and for the nine months ended September 30, 2006 and 2005, total amortization expense was $321,000 and $341,000, respectively.

4.	Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates, was formed to build and operate simulation training academies in the Arab Gulf Region. These simulation training centers will be designed to train and certify indigenous workers for deployment to critical infrastructure facilities including power plants, oil refineries, petro-chemical plants, desalination units and other industrial facilities. The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Research and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership). At September 30, 2006, GSE’s investment in ESA totaled $238,000 and was classified on the balance sheet as an other asset. The Company accounts for its investment in ESA using the equity method.

In January 2006, GSE received a $15.1 million contract from ESA to supply five simulators and an integrated training program. For the three and nine months ended September 30, 2006, the Company recognized $1.9 million and $3.5 million, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for 26.3% and 17.9% of the Company’s consolidated revenue for the respective periods.
In accordance with the equity method, the Company has eliminated 10% of the profit from this contract as the training simulators are assets that will be recorded on the books of ESA, and the Company is thus required to eliminate its proportionate share of the profit included in the asset value. The profit elimination totaled $80,000 and $147,000 for the three and nine months ended September 30, 2006, respectively, and has been recorded as an other expense in the income statement and as an other liability on the balance sheet. Once ESA begins to amortize the training simulators on their books, GSE will begin to amortize the other liability to other income.

In January 2006 the Company issued a $2.1 million invoice to ESA for an advance payment on the UAE training center project. The Company received $1.5 million of the ESA receivable in July 2006 and expects to receive the remaining $600,000. A second invoice for $1.7 million was issued to ESA in August 2006 and is still outstanding at September 30, 2006. No bad debt reserve has been established for any of the outstanding receivable at September 30, 2006. Under the terms of the contract, the Company provided a $2.1 million performance bond to ESA that will remain outstanding until the end of the warranty period on October 31, 2008.

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

The following table presents the impact of SFAS No. 123R on operating income, income (loss) before income tax expense, net income (loss), basic and diluted earnings (loss) per share, and cash flows from operating and financing activities:

(In thousands, except per share data)	As Reported
	Including	Excluding
	SFAS No. 123R	SFAS No. 123R
Three Months Ended September 30, 2006	Adoption	Adoption	Impact

Operating income	$686	$753	$(67)
Income before income tax expense	422	489	(67)
Net income	422	489	(67)

Basic income per common share	0.04	0.04	-
Diluted income per common share	0.03	0.04	(0.01)

Nine Months Ended September 30, 2006

Operating income	$1,337	$1,472	$(135)
Loss before income tax expense	(748)	(613)	(135)
Net loss	(776)	(641)	(135)

Basic loss per common share	(0.11)	(0.09)	(0.02)
Diluted loss per common share	(0.11)	(0.09)	(0.02)

Net cash used in operating activities	(697)	(697)	-
Net cash provided by financing activities	3,130	3,130	-

Long-term incentive plan

During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the “Plan”), which includes all officers, key employees and non-employee members of the Company’s Board of Directors. All options to purchase shares of the Company’s common stock under the Plan expire seven years from the date of grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the grant date and 30% vesting on each of the second and third anniversaries of the grant date, subject to acceleration under certain circumstances. As of September 30, 2006, the Company had 222,686 shares of common stock reserved for future grants under the Plan.

Under SFAS No. 123R, the Company recognizes compensation expense on a straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. The Company applies a forfeiture estimate to compensation expense recognized for awards that are expected to vest during the requisite service period, and revises that estimate if subsequent information indicates that the actual forfeitures will differ from the estimate. The Company recognizes the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change. The Company has not capitalized any portion of its stock-based compensation.

During the three and nine months ended September 30, 2006, the Company recognized $67,000 and $135,000, respectively, of pre-tax stock-based compensation expense under the fair value method in accordance with SFAS No. 123R.

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Years	Value

Outstanding as of December 31, 2005	1,917,678	$3.13

Granted	660,000	1.78
Exercised	(81,784)	2.17
Cancelled/expired	(514,244)	3.98
Outstanding as of September 30, 2006	1,981,650	2.49	3.96	$4,936,525

Exercisable at September 30, 2006	1,321,650	2.85	2.70	3,763,375

Nonvested at September 30, 2006	660,000	1.78	6.47	1,173,150

A summary of the status of the Company’s nonvested options as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

Weighted
Average
	Number	Grant-Date
	of Shares	Fair Value

Nonvested at January 1, 2006	-	$-

Granted	660,000	1.13

Vested	-	-

Forfeited	-	-

Nonvested at September 30, 2006	660,000	$1.13

The fair value of the options granted in the first nine months of 2006 was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended
September 30, 2006

Risk-free interest rates	4.73% - 4.99%
Dividend yield	0%
Expected life	5.0 years
Volatility	72.88% - 73.97%
Weighted Average Volatility	73.90%

As of September 30, 2006, the Company had $441,000 of unrecognized compensation expense related to the unvested portion of outstanding stock options expected to be recognized through May 2009.

Pro-Forma Information

The following table presents the pro-forma effect on net income and earnings per share for all outstanding stock-based compensation awards for the three and nine months ended September 30, 2005 in which the fair value provisions of SFAS No. 123R were not in effect:

(in thousands, except per share data)	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss, as reported	$(1,047)	$(2,645)
Add stock-based employee compensation expense
included in reported net loss	-	-
Deduct total stock-based employee compensation
expense determined under fair-value-method
for all awards	-	(672)

Pro forma net loss	$(1,047)	$(3,317)

Net loss per share, as reported:

Basic	$(0.12)	$(0.29)
Diluted	$(0.12)	$(0.29)

Net loss per share, proforma:

Basic	$(0.12)	$(0.37)
Diluted	$(0.12)	$(0.37)

The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine Months Ended
September 30, 2005

Risk- free interest rate	4.04%
Dividend yield	0%
Expected life	4.43 years
Volatility	74.57%

Options with an average exercise price of $1.85 covering a total of 600,000 shares of common stock were granted to 47 employees in the first quarter 2005, all of which immediately vested.

6.	Long-term Debt

The Company’s long-term debt consists of the following:

(in thousands)	September 30,	December 31,
	2006	2005
Line of credit with bank	$-	$1,182
Line of credit with Laurus Master Fund, Ltd.	2,841	-
Senior convertible secured subordinated note payable	-	2,000
	2,841	3,182
Less warrant related discount, net of accretion	-	(318)
Less convertible option discount, net of accretion	-	(813)
	2,841	2,051
Less current portion	(2,841)	(1,182)
Long-term debt, less current portion	$-	$869

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

On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd (“Laurus”) and terminated its existing $1.5 million bank line of credit. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points (10.25% as of September 30, 2006), with interest only payments due monthly. The credit facility does not require the Company to comply with any financial ratios and expires on March 6, 2008. Because the Laurus line of credit agreement includes both a subjective acceleration clause and a requirement to maintain a lock-box arrangement whereby remittances for GSE’s customers reduce the outstanding debt, the borrowings under the line of credit have been classified as short-term obligations on the balance sheet. On May 18, 2006, Laurus Master Fund agreed to temporarily increase the Company’s borrowing capability by $2.0 million over and above the funds that were available to the Company based upon its normal borrowing base calculation. The over advance was used to collateralize a $2.1 million performance bond that the Company issued to the Emirates Simulation Academy, LLC (“ESA”) in the form of a standby letter of credit (See Note 8). One half of the increased borrowing capability expired on July 18, 2006, and the balance expires on February 12, 2007. The Company’s borrowings over and above the normal borrowing base calculation bear additional interest of 1.5% per month over and above the normal interest rate on the line of credit. At September 30, 2006, the Company’s available borrowing base was $3.9 million of which $2.8 million had been utilized.  The Company issued to Laurus a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share.

 At the date of issuance, the fair value of the Laurus warrant, which was established using the Black-Scholes Model, was $603,000 and was recorded as paid-in capital with the offset recorded as deferred financing charges.  Deferred financing charges are classified as an other asset and are amortized over the term of the credit facility through a charge to interest expense. On July 31, 2006, Laurus exercised the warrant through a cashless exercise procedure as defined in the warrant. Laurus received 366,666 shares of GSE common stock.

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

On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement”) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed in Note 7 below, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share (the “Dolphin Warrant”). At the date of issuance, the fair value of the Dolphin Warrant was $868,000, as established using the Black-Scholes Model, and was recorded in paid-in capital with the offset recorded as loss on extinguishment of debt. In accordance with the terms of the warrant agreement, Dolphin exercised the Dolphin Warrant on November 8, 2006 upon the Company’s certification that, among other things, the underlying shares of GSE common stock were registered with the Securities and Exchange Commission on October 31, 2006, that the current stock price was greater than $1.25 per share, and that the average of the current stock prices for each trading day of the prior 30 calendar day period was not less than $1.25 per share. The Company received cash proceeds of $603,000.

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

On October 23, 2003, ManTech International, Inc. converted all of its preferred stock to common stock in conjunction with the sale of its ownership in GSE to GP Strategies. The Company had accrued dividends payable to ManTech of $316,000 and $366,000 as of September 30, 2006 and December 31, 2005, respectively. The unpaid dividends accrue interest at 6% per annum. At September 30, 2006 and December 31, 2005, the Company had an accrual for interest payable of $75,000 and $60,000, respectively.

8.	Letters of Credit and Performance Bonds

As of September 30, 2006, the Company was contingently liable for approximately $2.4 million under six letters of credit used as performance bonds on five contracts, which were secured by cash deposits classified as restricted cash and included in other assets in the consolidated balance sheet. The largest performance bond in the amount of $2.1 million was issued to ESA (See Note 4).

9.	Income Taxes

Income taxes consist primarily of state franchise taxes. The Company does not expect to pay federal or foreign income taxes in 2006. The Company has a $10.4 million valuation allowance for all of the deferred tax assets at September 30, 2006. The amount of loss carryforward which can be used by the Company may be significantly limited and may expire unutilized due to the change in control of the Company that occurred on September 30, 2005 when GP Strategies spun off their 57% ownership in GSE by issuing a dividend to their shareholders consisting of GP Strategies’ shares of GSE common stock. Following the spin-off, GP Strategies ceased to have any ownership interest in GSE.

10.	Administrative Charges from GP Strategies

The Company has extended its Management Services Agreement with GP Strategies Corporation through December 31, 2006. Under the agreement, GP Strategies provides corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses the financial system of General Physics, a subsidiary of GP Strategies. The Company was charged $171,000 by GP Strategies in both the three months ended September 30, 2006 and 2005 and $513,000 in both the nine months ended September 30, 2006 and 2005.

11.	Commitments and Contingencies

In October 2005, the Company signed an “Assignment of Lease and Amendment to Lease” that assigns and transfers to another tenant (the “assignee”) the Company’s rights, title and interest in its Columbia, Maryland facility lease. The assignee’s obligation to pay rent under the Lease began on February 1, 2006. The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations. At September 30, 2006, the remaining rental payments under the lease totaled $1.3 million. The Company relocated its Maryland operations from its Columbia facility to its Baltimore facility in October 2005.

In January 2006, the Company was awarded a $15.1 million contract from the Emirates Simulation Academy, LLC (“ESA”) in the United Arab Emirates to supply five simulators and an integrated training program. Under the terms of the contract, the Company provided a $2.1 million performance bond to ESA that will remain outstanding until the end of the warranty period on October 31, 2008.

12. Subsequent Event

In accordance with the terms of the warrant agreement, Dolphin exercised the Dolphin Warrant on November 8, 2006 upon the Company’s certification that, among other things, the underlying shares of GSE common stock were registered with the Securities and Exchange Commission on October 31, 2006, that the current stock price was greater than $1.25 per share, and that the average of the current stock prices for each trading day of the prior 30 calendar day period was not less than $1.25 per share. The Company received cash proceeds of $603,000.

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

In order to ensure that the Company has sufficient working capital in 2006, the Company completed several financing transactions in early 2006. On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement “) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed below, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share (the “Dolphin Warrant”). At the date of issuance, the fair value of the Dolphin Warrant was $868,000, as established using the Black-Scholes Model, and was recorded in paid-in capital with the offset recorded as loss on extinguishment of debt. In accordance with the terms of the warrant agreement, Dolphin exercised the Dolphin Warrant on November 8, 2006 upon the Company’s certification that, among other things, the underlying shares of GSE common stock were registered with the Securities and Exchange Commission on October 31, 2006, that the current stock price was greater than $1.25 per share, and that the average of the current stock prices for each trading day of the prior 30 calendar day period was not less than $1.25 per share. The Company received cash proceeds of $603,000.

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

On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd and terminated its existing $1.5 million bank line of credit. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points (10.25% as of September 30, 2006), with interest only payments due monthly. There are no financial covenant requirements under the new agreement and the credit facility expires on March 6, 2008. On May 18, 2006, Laurus Master Fund, Ltd agreed to temporarily increase the Company’s borrowing capability by $2.0 million over and above the funds that were available to the Company based upon its normal borrowing base calculation. The over advance was used to collateralize a $2.1 million performance bond that the Company issued to the Emirates Simulation Academy, LLC (“ESA”) in the form of a standby letter of credit. One half of the increased borrowing capability expired on July 18, 2006, and the balance expires on February 12, 2007. The Company’s borrowings over and above the normal borrowing base calculation bear additional interest of 1.5% per month over and above the normal interest rate on the line of credit. At September 30, 2006, the Company’s available borrowing base was $3.9 million of which $2.8 million had been utilized. The Company issued to Laurus Master Fund, Ltd a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share. At the date of issuance, the fair value of the Laurus warrant, which was established using the Black-Scholes Model, was $603,000 and was recorded as paid-in capital with the offset recorded as deferred financing charges. Deferred financing charges are classified as an other asset and are amortized over the term of the credit facility through a charge to interest expense. On July 31, 2006, Laurus exercised the warrant through a cashless exercise procedure as defined in the warrant. Laurus received 366,666 shares of GSE common stock.

Based on the Company’s forecasted expenditures and cash flow, we believe we will need approximately $6.8 million to fund our operations through December 31, 2006 and $26.4 million to fund all of our operations for the twelve months ended December 31, 2007. All of this funding is expected to be generated through our normal operations and the utilization of our current credit facility, and we believe that we will have sufficient liquidity and working capital without additional financing. We anticipate generating $2.3 million and $11.1 million of cash from the ESA contract in the fourth quarter 2006 and the year ended December 31, 2007, respectively. We expect to generate an additional $5.8 million and $7.4 million of cash in the fourth quarter 2006 and the year ended December 31, 2007, respectively, from the Company’s current backlog. The balance of the Company’s 2007 cash requirements is expected to be generated by future orders. However, notwithstanding the foregoing, the Company may be required to look for additional capital to fund its operations if the Company is unable to operate profitably and generate sufficient cash from operations. There can be no assurance that the Company would be successful in raising such additional funds.

In October 2005, the Company signed an “Assignment of Lease and Amendment to Lease” that assigns and transfers to another tenant (the “assignee”) the Company’s rights, title and interest in its Columbia, Maryland facility lease. The assignee’s obligation to pay rent under the Lease began on February 1, 2006. The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations. At September 30, 2006, the remaining rental payments under the lease totaled $1.3 million.

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

General Business Environment

The Company believes it is positioned to take advantage of emerging trends in the power industry including a global nuclear power renaissance driven by the high cost of oil coupled with environmental concerns caused by fossil fuels. In the U.S. alone, most operating units have applied for license extensions and/or power upgrades. These license extensions and power upgrades lead to significant upgrades to the physical equipment and control room technology. Both will result in the need to modify or replace the existing plant control room simulators. In addition, eleven utility companies in the United States have already submitted, or plan to submit shortly, construction and operating license applications to the Nuclear Regulatory Commission for the construction of 22 new nuclear plants. Each of these plants will be required to have a full scope simulator ready for operator training and certification about two years prior to plant operation. Similar nuclear plant construction programs are underway or planned in China, Russia, Ukraine, Japan and Central Europe to meet growing energy demands. Globally industry sources indicate that over 180 new nuclear power plants are in the planning, pre-construction or construction phase. The Company, having what it believes is the largest installed base of existing simulators, over 65% on a global basis, is well positioned to capture a large portion of this business, although no assurance can be given that it will be successful in doing so.

The Company continues its focus on the fossil power segment of the power industry. The Company expects continued growth in this market segment and is focusing on both new construction and second time simulation buyers that now demand the more sophisticated and realistic simulation models offered by the Company.

While GSE simulators are primarily utilized for power plant operator certification and training, the uses are expanding to include control system design, engineering analysis, plant modification studies, and operation efficiency improvements for both nuclear and fossil utilities. During plant construction, simulators are used to test control strategies and finalize control system displays and control system layout. This helps to ensure on-time plant start-up. After commissioning, the same tools can be used to increase plant availability and optimize plant performance for the life of the facility.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:

(in thousands)	Three months ended September 30,				Nine months ended September 30,
	2006	%	2005	%	2006	%	2005	%
Contract revenue	$7,292	100.0%	$4,607	100.0%	$19,432	100.0%	$17,617	100.0%
Cost of revenue	5,111	70.1%	4,228	91.8%	13,944	71.8%	14,543	82.6%

Gross profit	2,181	29.9%	379	8.2%	5,488	28.2%	3,074	17.4%
Operating expenses:
Selling, general and administrative	1,279	17.6%	1,395	30.3%	3,502	18.0%	5,001	28.4%
Administrative charges from GP Strategies	171	2.3%	171	3.7%	513	2.6%	513	2.9%
Depreciation	45	0.6%	243	5.2%	136	0.7%	387	2.2%
Total operating expenses	1,495	20.5%	1,809	39.2%	4,151	21.3%	5,901	33.5%

Operating income (loss)	686	9.4%	(1,430)	(31.0)%	1,337	6.9%	(2,827)	(16.1)%

Interest expense, net	(234)	(3.2)%	(180)	(3.9)%	(607)	(3.1)%	(251)	(1.4)%
Loss on extinguishment of debt	-	0.0%	-	0.0%	(1,428)	(7.3)%	-	0.0%
Other income (expense), net	(30)	(0.4)%	593	12.8%	(50)	(0.3)%	439	2.5%

Income (loss) before income taxes	422	5.8%	(1,017)	(22.1)%	(748)	(3.8)%	(2,639)	(15.0)%

Provision for income taxes	-	0.0%	30	0.6%	28	0.2%	6	0.0%

Net income (loss)	$422	5.8%	$(1,047)	(22.7)%	$(776)	(4.0)%	$(2,645)	(15.0)%

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

Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company amortizes the costs, on a straight line method, over the estimated useful life of the product, which normally ranges from three to five years. As of September 30, 2006, the Company has net capitalized software development costs of $893,000. On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company’s consolidated balance sheet.

Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 Accounting for Income Taxes, management makes a regular assessment of the realizability of the Company’s deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. As of September 30, 2006, the Company’s largest deferred tax asset related to a U.S. net operating loss carryforward of $20.4 million which expires in various amounts over the next twenty years. The amount of loss carryforward which can be used by the Company may be significantly limited and may expire unutilized due to the change in control of the Company that occurred on September 30, 2005 when GP Strategies spun off their 57% ownership in GSE by issuing a dividend to their shareholders consisting of GP Strategies’ shares of GSE common stock. Following the spin-off, GP Strategies ceased to have any ownership interest in GSE. The recovery of the net deferred tax asset could not be substantiated by currently available objective evidence. Accordingly, the Company has established a $10.4 million valuation allowance for its deferred tax assets at September 30, 2006.

Results of Operations - Three and Nine Months Ended September 30, 2006 Versus Three and Nine Months Ended September 30, 2005.

Contract Revenue. Total contract revenue for the quarter ended September 30, 2006 totaled $7.3 million, which was 58% higher than the $4.6 million total revenue for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, contract revenue totaled $19.4 million, a 10% increase from the $17.6 million for the nine months ended September 30, 2005. The increases reflect an increase in orders and higher volume in 2006. Total orders logged in the first nine months of 2006 totaled $29.8 million (including the $15.1 million contract received from ESA) as compared to $12.1 million in the first nine months of 2005. For the three and nine months ended September 30, 2006, the Company recognized $1.9 million and $3.5 million, respectively, of contract revenue on the ESA project, which accounted for 26.3% and 17.9% of the Company’s consolidated revenue for the respective periods. In the third quarter 2006, the Company settled an outstanding claim with a customer for work performed through December 31, 2005 of approximately $265,000, of which $120,000 was recognized as revenue in 2005 and the balance was recognized as revenue in the third quarter 2006. License revenue totaled $761,000 for the nine months ended September 30, 2006 versus only $466,000 for the nine months ended September 30, 2005.  At September 30, 2006, the Company’s backlog was $22.9 million.

Gross Profit. Gross profit totaled $2.2 million for the quarter ended September 30, 2006 versus $379,000 for the same quarter in 2005. As a percentage of revenue, gross profit increased from 8.2% for the three months ended September 30, 2005 to 29.9 % for the three months ended September 30, 2006. For the nine months ended September 30, 2006, gross profit increased $2.4 million from the same period in the prior year to $5.5 million (28.2% of revenue). 2006 gross margin has been favorably impacted by the ESA contract, the increase in license revenue and the settlement of the outstanding claim discussed above. In the first nine months of 2005, the Company had made certain adjustments to the estimated costs to complete several of its long-term contracts which resulted in a net reduction of the contract-to-date gross profit recognized on the contracts.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses totaled $1.3 million in the quarter ended September 30, 2006, an 8.3% decrease from the $1.4 million for the same period in 2005. SG&A expenses for the nine months ended September 30, 2006 decreased 30.0%, from $5.0 million for the nine months ended September 30, 2005 to $3.5 million. The reductions reflect the following spending variances:

♦
Business development and marketing costs decreased from $659,000 in the third quarter 2005 to $484,000 in the third quarter 2006 and decreased from $2.3 million for the nine months ended September 30, 2005 to $1.5 million in the same period of 2006. In order to reduce operating expenses, the Company terminated several of its business development personnel in mid-2005 and reassigned others to operating positions.

♦
The Company’s general and administrative expenses totaled $611,000 in the third quarter 2006, which was 27.3% higher than the $480,000 incurred in the third quarter 2005. In 2005, the Company had reversed a $182,000 accrual for the vacated Baltimore, MD facility in conjunction with the Company’s decision to relocate its Maryland operations from its Columbia, MD facility to the Baltimore facility. For the nine months ended September 30, 2006, general and administrative expenses decreased from $2.1 million in the first nine months of 2005 to $1.7 million The reductions reflect lower facility costs in 2006, plus the reassignment of one executive from corporate to an operating position.

♦
Gross spending on software product development (“development”) totaled $315,000 in the quarter ended September 30, 2006 as compared to $227,000 in the same period of 2005. For the nine months ended September 30, 2006, gross development spending totaled $667,000 versus $517,000 in the same period of 2005. The Company anticipates that its total gross development spending in 2006 will approximate $800,000. The Company capitalized $127,000 of development expenditures in the three months ended September 30, 2006 as compared to $170,000 in the same period of 2005. For the nine months ended September 30, 2006, capitalized development spending totaled $274,000 versus $329,000 in the nine months ended September 30, 2005. The Company’s development expenditures in 2006 were related to the development of new features for the Xflow modeling tool for modeling power plant buildings and the development of new features for the THEATRe thermo-hydraulic and REMARK core models.

♦
During the first nine months of 2005, the Company implemented staff reductions; SG&A expense reflected $47,000 and $184,000 of accrued severance in the three and nine months ended September 30, 2005, respectively.

♦	The Company increased its reserve for bad debts by $153,000 in the third quarter 2005 and $272,000 for the nine months ended September 30, 2005.

Administrative Charges from GP Strategies. The Company has extended its Management Services Agreement with GP Strategies Corporation through December 31, 2006. Under the agreement, GP Strategies provides corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE uses the financial system of General Physics, a subsidiary of GP Strategies. The Company was charged $171,000 by GP Strategies in both the third quarter 2006 and 2005 and was charged $513,000 in both the nine months ended September 30, 2006 and 2005. Under the Management Services Agreement, the Company will be charged $171,000 in the fourth quarter 2006.

Depreciation and Amortization. Depreciation expense totaled $45,000 and $243,000 during the quarters ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, depreciation expense totaled $136,000 and $387,000, respectively. Due to the relocation of the Company’s Maryland operations from Columbia, Maryland to Baltimore, Maryland, the Company accelerated the depreciation of certain leasehold improvements in 2005 which has resulted in lower depreciation expense in 2006.

Operating Income (Loss). The Company had operating income of $686,000 (9.4% of revenue) in the third quarter 2006, as compared with an operating loss of $1.4 million (31.0% of revenue) for the same period in 2005. For the nine months ended September 30, 2006 and 2005, the Company had operating income of $1.3 million (6.9% of revenue) and an operating loss of $2.8 million (16.1% of revenue), respectively. The variances were due to the factors outlined above.

Interest Expense, Net. Net interest expense increased from $180,000 in the quarter ended September 30, 2005 to $234,000 for the same quarter in 2006, and increased from $251,000 for the nine months ended September 30, 2005 to $607,000 in the same period of 2006.

The Company incurred interest expense of $97,000 and $15,000 on borrowings against its credit facilities in the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, interest expense on credit facility borrowings totaled $175,000 and $36,000, respectively.

Amortization of deferred financing costs related to the Company’s lines of credit totaled $58,000 in the third quarter 2006 versus only $13,000 in the third quarter 2005. Deferred financing cost amortization increased from $26,000 for the nine months ended September 30, 2005 to $182,000 in the same period 2006. The increase reflects the replacement of the Wachovia Bank credit facility with one from Laurus Master Fund, Ltd in early 2006.

Amortization of the cost of the warrants issued to Laurus in conjunction with the new credit facility totaled $75,000 in the third quarter 2006 and $176,000 for the first nine months of 2006.

Loss on Extinguishment of Debt. On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement") under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share.

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

Other Income (Expense), Net. At September 30, 2006, the Company had contracts for the sale of approximately 146 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the change in the estimated fair value of the contracts during the three and nine months ended September 30, 2006 of ($7,000) and ($23,000), respectively, in other expense.

At September 30, 2005, the Company had contracts for sale of approximately 256 million Japanese Yen at fixed rates. The Company had not designated the contracts as hedges and, accordingly, recorded the change in the estimated fair value of the contracts during the three and nine months ended September 30, 2005 of ($8,000) and ($164,000), respectively, in other expense.

In the third quarter 2006, the Company incurred foreign currency transaction gains of $56,000 versus foreign currency transaction gains of $7,000 in the third quarter 2005. The Company incurred foreign currency transaction gains of $86,000 in the nine months ended September 30, 2006 versus currency transaction losses of $29,000 in the same period of 2005.

Provision for Income Taxes. Income taxes consist primarily of state franchise taxes. The Company does not expect to pay federal or foreign income taxes in 2006. The Company has a $10.4 million valuation allowance for all of the deferred tax assets at September 30, 2006. The amount of loss carryforward which can be used by the Company may be significantly limited and may expire unutilized due to the change in control of the Company that occurred on September 30, 2005 when GP Strategies spun off their 57% ownership in GSE by issuing a dividend to their shareholders consisting of GP Strategies’ shares of GSE common stock. Following the spin-off, GP Strategies ceased to have any ownership interest in GSE.

Liquidity and Capital Resources

As of September 30, 2006, the Company’s cash and cash equivalents totaled $1.0 million compared to $1.3 million at December 31, 2005.

Cash used in operating activities. Net cash used in operating activities was $697,000 for the nine months ended September 30, 2006. The loss on early extinguishment of debt of $1.4 million was a non-cash expense that had no impact on the Company’s operating cash flow. Significant changes in the Company’s assets and liabilities in 2006 included:
♦
A $2.4 million increase in contracts receivable. In January 2006 the Company issued a $2.1 million invoice to ESA for an advance payment on the UAE training center project that was still partially outstanding at September 30, 2006. The Company received $1.5 million of the ESA receivable in July 2006 and expects to receive the remaining $600,000. A second invoice for $1.7 million was issued to ESA in August 2006 and is still outstanding at September 30, 2006. The Company has been told that ESA is finalizing a line of credit and will make payment in full when the credit facility is in place. No bad debt reserve has been established for any of the outstanding receivable at September 30, 2006

♦	An $884,000 increase in billings in excess of revenues earned. The increase is related to the timing of milestone billings on several projects.
♦
A $344,000 decrease in the amount due to GP Strategies Corporation. The reduction reflects the utilization of a portion of the funds received through the Company’s convertible preferred stock transaction to pay down the balance due to GP Strategies.

For the nine months ended September 30, 2005, net cash used in operating activities was $2.7 million. The $577,000 gain on change in the fair value of the Dolphin Warrant and Conversion Option liabilities was a non-cash transaction. Significant changes in the Company’s assets and liabilities in 2005 included:

♦
An $807,000 decrease in contract receivables. The decrease reflects the net of (a) a decrease in outstanding trade receivables of $1.7 million due to the lower project activity, (b) an increase in the Company’s unbilled receivable balance of $1.2 million due to the timing of contract invoicing milestones, and (c) an increase in the bad debt reserve of $272,000.

♦
A $1.4 million decrease in accounts payable, accrued compensation and accrued expenses. The reduction mainly reflects (a) a $175,000 reduction in obligations due to the Company’s subcontractors working on projects in Mexico and Eastern Europe as some of the projects have been completed, (b) the payment of deferred bonuses to GSE management in 2005, totaling $187,000, related to the sale of the Process Automation business in 2003, and (c) the reversal of the $182,000 loss accrual for the Company’s Baltimore facility in 2005.

Cash used in investing activities. For the nine months ended September 30, 2006, net cash used in investing activities was $2.8 million consisting of $274,000 of capitalized software development costs, $150,000 of capital expenditures, and the restriction of $2.3 million of cash as collateral for six performance bonds issued by the Company and backed by standby letters of credit. The largest is a $2.1 million performance bond issued to ESA which expires on October 31, 2008.

Net cash used in investing activities for the nine months ended September 30, 2005 totaled $420,000. Capital expenditures totaled $120,000 and capitalized software development costs totaled $329,000. A $29,000 cash collateralized stand-by letter of credit expired in June 2005 and the cash collateral was released.

Cash provided by financing activities. The Company generated $3.1 million from financing activities in the nine months ended September 30, 2006. The Company generated net proceeds of $3.9 million from the issuance of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants which were used to pay off the $2.0 million Dolphin Note and the outstanding borrowings under the Company’s bank line of credit. In conjunction with the establishment of a new line of credit with Laurus Master Fund, Ltd the Company incurred cash financing costs of $448,000.

On May 18, 2006, Laurus Master Fund agreed to temporarily increase the Company’s borrowing capability by $2.0 million over and above the funds that were available to the Company based upon its normal borrowing base calculation. The over advance was used to collateralize a $2.1 million performance bond that the Company issued to the Emirates Simulation Academy, LLC (“ESA”) in the form of a standby letter of credit. One half of the increased borrowing capability expired on July 18, 2006, and the balance expires on February 12, 2007. The Company’s borrowings over and above the normal borrowing base calculation bear additional interest of 1.5% per month over and above the normal interest rate on the line of credit.

The Company received $178,000 through the issuance of common stock due to the exercise of employee stock options.

On June 30, 2006, the Company paid dividends of $115,000 to the preferred stockholders. The Company has accrued dividends payable to the preferred stockholders of $85,000 at the end of the third quarter 2006.

In the nine months ended September 30, 2005, the Company generated $3.1 million from financing activities. The Company borrowed $1.2 million from its bank line of credit and generated $100,000 from the exercise of employee stock options.

The Company issued to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2.0 million. In conjunction with the Dolphin note, the Company incurred $212,000 of deferred financing costs which would have been amortized over the term of the note. The balance of these deferred costs were written off in 2006 when the Dolphin note was paid off in conjunction with the Company’s preferred stock transaction.

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

On March 7, 2006, the Company entered into a new loan and security agreement with Laurus Master Fund, Ltd and terminated its existing $1.5 million bank line of credit. The new agreement established a $5.0 million line of credit for the Company. The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points (10.25% as of September 30, 2006), with interest only payments due monthly. There are no financial covenant requirements under the new agreement, and the credit facility expires on March 6, 2008. On May 18, 2006, Laurus Master Fund agreed to temporarily increase the Company’s borrowing capability by $2.0 million over and above the funds that were available to the Company based upon its normal borrowing base calculation. The over advance was used to collateralize a $2.1 million performance bond that the Company issued to the Emirates Simulation Academy, LLC (“ESA”) in the form of a standby letter of credit. One half of the increased borrowing capability expired on July 18, 2006, and the balance expires on February 12, 2007. The Company’s borrowings over and above the normal borrowing base calculation bear additional interest of 1.5% per month over and above the normal interest rate on the line of credit. The Company issued to Laurus Master Fund, Ltd a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share. At the date of issuance, the fair value of the Laurus warrant, which was established using the Black-Scholes Model, was $603,000 and was recorded as paid-in capital with the offset recorded as deferred financing charges. Deferred financing charges are classified as an other asset and are amortized over the term of the credit facility through a charge to interest expense. On July 31, 2006, Laurus exercised the warrant through a cashless exercise procedure as defined in the warrant. Laurus received 366,666 shares of GSE common stock.

Senior Subordinated Secured Convertible Note Payable

On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000, which had a maturity date of March 31, 2009, and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. The Dolphin Note was convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrued interest at 8% payable quarterly. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $375,000 and the fair value of the Conversion Option of the Dolphin Note was $959,000, both of which were recorded as noncurrent liabilities, with the offset recorded as original issue discount (OID). OID was accreted over the term of the Dolphin Note and charged to interest expense, and the unamortized balance was netted against long-term debt in the accompanying consolidated balance sheets. The GSE Warrant and Conversion Option liabilities were marked to market through earnings on a quarterly basis in accordance with EITF NO. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Common Stock.

On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement “) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement and for the participation of Dolphin Offshore Partners, LP in the Preferred Stock transaction discussed below, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $0.67 per share. At the date of issuance, the fair value of the Dolphin Warrant was $868,000, as established using the Black-Scholes Model, and was recorded in paid-in capital with the offset recorded as loss on extinguishment of debt. In accordance with the terms of the warrant agreement, Dolphin exercised the Dolphin Warrant on November 8, 2006 upon the Company’s certification that, among other things, the underlying shares of GSE common stock were registered with the Securities and Exchange Commission on October 31, 2006, that the current stock price was greater than $1.25 per share, and that the average of the current stock prices for each trading day of the prior 30 calendar day period was not less than $1.25 per share. The Company received cash proceeds of $603,000.

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

Accounting Standard Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. The Company adopted SFAS No. 123R on January 1, 2006, using the Modified Prospective Application method without restatement of prior periods. Under this method, the Company would begin to amortize compensation cost for the remaining portion of its outstanding awards for which the requisite service was not yet rendered as of January 1, 2006. However, at January 1, 2006, all of the Company’s outstanding options were fully vested and thus there will be no compensation expense in 2006 related to the adoption of SFAS No. 123R on these outstanding options. The Company determines the fair value of and accounts for awards that are granted, modified, or settled after January 1, 2006 in accordance with SFAS No. 123R.

During the three and nine months ended September 30, 2006, the Company recognized $67,000 and $135,000, respectively, of pre-tax stock-based compensation expense under the fair value method in accordance with SFAS No. 123R. As of September 30, 2006, the Company had $441,000 of unrecognized compensation related to the unvested portion of outstanding stock option awards expected to be recognized through May 2009.

New Accounting Standards

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Statement No. 157 does not require any new fair value measurements. We are required to adopt the provisions of Statement No. 157 effective January 1, 2008 although earlier adoption is permitted. We do not believe the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the first fiscal period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

As of September 30, 2006, the Company had contracts for the sale of approximately 146 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the estimated fair value of the contracts of $8,000 as of September 30, 2006 in other assets. The Company recognized unrealized losses during the three and nine months ended September 30, 2006 of ($7,000) and ($23,000), respectively, in other expense and of ($8,000) and ($164,000), respectively, during the three and nine months ended September 30, 2005.

The Company is also subject to market risk related to the interest rate on its existing line of credit. As of September 30, 2006, such interest rate is based on the prime rate plus 200 basis-points. A 100 basis-point change in such rate during the three and nine months ended September 30, 2006 would have increased the Company’s interest expense by approximately $7,000 and $15,000, respectively.

Item 4.  Controls and Procedures

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decision regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of September 30, 2006 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to satisfy the objectives for which they were intended.

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

Date: November 14, 2006
GSE SYSTEMS, INC.

/S/ JOHN V. MORAN
John V. Moran
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)