Form 10-Q
period 2007-03-31
GSE SYSTEMS INC
filed 2007-05-15
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007.
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the registrant’s Common Stock and Series A Cumulative Convertible Preferred Stock as of April 30, 2007:

Common Stock, par value $.01 per share	13,115,621 shares
Series A Cumulative Convertible Preferred Stock, par value $.01 per share	None

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$960	$1,073
Restricted cash	56	63
Contract receivables	11,303	10,669
Prepaid expenses and other current assets	602	494
Total current assets	12,921	12,299

Equipment and leasehold improvements, net	373	354
Software development costs, net	869	820
Goodwill	1,739	1,739
Long-term restricted cash	2,291	2,291
Other assets	829	945
Total assets	$19,022	$18,448

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,635	$2,155
Accounts payable	3,406	2,461
Accrued expenses	1,681	2,072
Accrued compensation and payroll taxes	1,688	1,535
Billings in excess of revenue earned	1,442	1,867
Accrued warranty	647	746
Total current liabilities	10,499	10,836

Other liabilities	372	251
Total liabilities	10,871	11,087
Commitments and contingencies

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and outstanding none in 2007 and 33,920
in 2006	-	-
Common stock $.01 par value, 18,000,000 shares authorized,
shares issued and outstanding 13,112,843 in 2007 and
11,013,822 in 2006	131	110
Additional paid-in capital	38,296	37,504
Accumulated deficit	(29,266)	(29,297)
Accumulated other comprehensive loss	(1,010)	(956)
Total stockholders' equity	8,151	7,361
Total liabilities and stockholders' equity	$19,022	$18,448

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006

Contract revenue	$7,845	$5,584

Cost of revenue	5,651	4,133
Gross profit	2,194	1,451

Operating expenses:
Selling, general and administrative	1,691	1,021
Administrative charges from GP Strategies	-	171
Depreciation	51	47
Total operating expenses	1,742	1,239

Operating income	452	212

Interest expense, net	(154)	(157)
Loss on extinguishment of debt	-	(1,428)
Other income (expense), net	(161)	51
Income (loss) before income taxes	137	(1,322)

Provision for income taxes	106	-
Net income (loss)	31	(1,322)

Preferred stock dividends	(49)	(29)

Net loss attributed to common shareholders	$(18)	$(1,351)

Basic income (loss) per common share	$0.00	$(0.15)

Diluted income (loss) per common share	$0.00	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006

Net income (loss)	$31	$(1,322)

Foreign currency translation adjustment	(54)	24

Comprehensive loss	$(23)	$(1,298)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2007	34	$-	11,014	$110	$37,504	$(29,297)	$(956)	$7,361

Conversion of preferred
stock to common stock	(34)	-	1,916	19	(19)	-	-	-
Preferred stock dividends accrued	-	-	-	-	(49)	-	-	(49)
Stock-based compensation
expense	-	-	-	-	87	-	-	87
Common stock issued for
options exercised	-	-	151	2	654	-	-	656
Tax benefit of options exercised	-	-	-	-	19	-	-	19
Issuance of restricted common stock	-	-	8	-	59	-	-	59
Common stock issued for								-
warrants exercised	-	-	24	-	41	-	-	41
Foreign currency translation								-
adjustment	-	-	-	-	-	-	(54)	(54)
Net income	-	-	-	-	-	31	-	31
Balance, March 31, 2007	-	$-	13,113	$131	$38,296	$(29,266)	$(1,010)	$8,151

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$31	$(1,322)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	51	47
Capitalized software amortization	86	107
Amortization of deferred financing costs	133	44
Original issue discount amortization	-	58
Loss on extinguishment of debt	-	1,428
Stock-based compensation expense	146	10
Elimination of profit on Emirates Simulation Academy LLC contract	121	-
Changes in assets and liabilities:
Contract receivables	(634)	(2,303)
Prepaid expenses and other assets	(108)	(81)
Accounts payable, accrued compensation and accrued expenses	608	(1,375)
Billings in excess of revenues earned	(425)	1,657
Accrued warranty reserves	(99)	(82)
Other liabilities	-	29
Net cash used in operating activities	(90)	(1,783)

Cash flows from investing activities:
Investment in Emirates Simulation Academy LLC	(17)	-
Release of cash as collateral under line of credit	7	-
Capital expenditures	(70)	(39)
Capitalized software development costs	(135)	(29)
Net cash used in investing activities	(215)	(68)

Cash flows from financing activities:
Decrease in borrowings under lines of credit	(520)	(779)
Proceeds from issuance of common stock	697	-
Tax benefit from option exercises	19	-
Net proceeds from issuance of preferred stock	-	3,856
Deferred financing costs	-	(448)
Paydown of note payable	-	(2,000)
Net cash provided by financing activities	196	629

Effect of exchange rate changes on cash	(4)	5
Net decrease in cash and cash equivalents	(113)	(1,217)
Cash and cash equivalents at beginning of year	1,073	1,321
Cash and cash equivalents at end of period	$960	$104

The accompanying notes are an integral part of these consolidated financial statements.

1.	Basis of Presentation and Revenue Recognition

Basis of Presentation

The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the “Company” or “GSE”) without independent audit. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted.  The results of operations for interm periods are not necessarily an indication of the results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007.

The Company has only one reportable segment. The Company has a wide range of knowledge of simulation systems and the processes those systems are intended to control and model. The Company’s knowledge is concentrated heavily in simulation technology and model development. The Company is primarily engaged in simulation for the power generation industry and the process industries. Contracts typically range from 12 months to three years.

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

Revenue Recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified. The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim. There were no claims outstanding as of March 31, 2007.

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

For the three months ended March 31, 2007 and 2006, the Emirates Simulation Academy, LLC (UAE) provided approximately 34.9% and 13.4%, respectively, of the Company’s consolidated revenue; Rosenergoatom Federal State Owned Enterprise (Russia) provided approximately 14.7% and 9.7%, respectively, of the Company’s consolidated revenue, and Battelle’s Pacific Northwest National Laboratory accounted for approximately 3.6% and 14.3%, respectively, of the Company’s consolidated revenue. The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects GSE performs in Eastern and Central Europe.

Contract receivables unbilled totaled $5.5 million and $4.6 million as of March 31, 2007 and December 31, 2006, respectively. In April 2007, the Company billed $3.5 million of the unbilled amounts.

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

(in thousands, except for share amounts)	Three months ended
	March 31,
	2007	2006
Numerator:
Net income (loss)	$31	$(1,322)
Preferred stock dividends	(49)	(29)
Net loss attributed to common stockholders	$(18)	$(1,351)

Denominator:
Weighted-average shares outstanding for basic
earnings per share	11,709,613	9,101,830

Effect of dilutive securities:
Employee stock options, warrants,
options outside the plan and convertible
preferred stock	-	-
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	11,709,613	9,101,830

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	3,050,698	3,477,154

The net income for the three months ended March 31, 2007 was decreased by preferred stock dividends of $49,000 in calculating the per share amounts. For the three months ended March 31, 2006, the net loss was increased by preferred stock dividends of $29,000. Conversion of the stock options, warrants and convertible preferred stock was not assumed for either the three months ended March 31, 2007 nor the three months ended March 31, 2006 because the impact was anti-dilutive.  The 367,647 warrants issued to Laurus Master Funds Ltd. were included in basic weighted-average shares outstanding for the three months ended March 31, 2006 since their exercise price per share was $0.01.

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

Software development costs capitalized were $135,000 and $29,000 for the quarters ended March 31, 2007 and 2006, respectively. Total amortization expense was $86,000 and $107,000 for the quarters ended March 31, 2007 and 2006, respectively.

4.	Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates, was formed to build and operate simulation training academies in the Arab Gulf Region. These simulation training centers will be designed to train and certify indigenous workers for deployment to critical infrastructure facilities including power plants, oil refineries, petro-chemical plants, desalination units and other industrial facilities. The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Research and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership). At March 31, 2007 and December 31, 2006, GSE’s investment in ESA totaled $255,000 and $238,000, respectively, and was included on the balance sheet in other assets. The Company accounts for its investment in ESA using the equity method.

In January 2006, GSE received a $15.1 million contract from ESA to supply five simulators and an integrated training program. For the three months ended March 31, 2007 and 2006, the Company recognized $2.7 million and $747,000, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for 34.9% and 13.4% of the Company’s consolidated revenue for the three months ended March 31, 2007 and 2006, respectively.  This contract is expected to be substantially complete by the end of the third quarter of 2007.  In accordance with the equity method, the Company has eliminated 10% of the profit from this contract as the training simulators are assets that will be recorded on the books of ESA, and the Company is thus required to eliminate its proportionate share of the profit included in the asset value. The profit elimination totaled $121,000 for the three months ended March 31, 2007, and has been recorded as an other expense in the income statement and as an other liability on the balance sheet. Once ESA begins to amortize the training simulators on their books, GSE will begin to amortize the other liability to other income.

At March 31, 2007 and December 31, 2006, the Company had trade receivables from ESA totaling $3.6 million and $1.7 million, respectively. The Company received payment in full in May 2007. In addition, the Company had an unbilled receivable of $2.8 million and $1.9 million for the ESA contract at March 31, 2007 and December 31, 2006, respectively. Under the terms of the contract, the Company provided a $2.1 million performance bond to ESA that will remain outstanding until the end of the warranty period on October 31, 2008.

See Note 13, Subsequent Events.

5.	Stock-Based Compensation

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date. The Company recognized $87,000 and $10,000 of pre-tax stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively, under the fair value method in accordance with SFAS No. 123R.

6.	Long-term Debt

Line of Credit

The Company has a $5.0 million line of credit with Laurus Master Fund, Ltd. The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible billed accounts receivable, and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points (10.25% as of March 31, 2007), with interest only payments due monthly. The credit facility does not require the Company to comply with any financial ratios. The credit facility expires on March 6, 2008. Because the Laurus line of credit agreement includes both a subjective acceleration clause and a requirement to maintain a lock-box arrangement whereby remittances for GSE’s customers reduce the outstanding debt, the borrowings under the line of credit have been classified as short-term obligations on the balance sheet. On May 18, 2006, Laurus Master Fund agreed to temporarily increase the Company’s borrowing capability by $2.0 million over and above the funds that were available to the Company based upon its normal borrowing base calculation. The over advance was used to collateralize a $2.1 million performance bond that the Company issued to ESA in the form of a standby letter of credit. One half of the increased borrowing capability expired on July 18, 2006 and the balance expired on May 11, 2007. The Company’s borrowings over and above the normal borrowing base calculation bore additional interest of 1.5% per month over and above the normal interest rate on the line of credit. At March 31, 2007, the Company’s available borrowing base was $2.7 million of which $1.6 million had been utilized. The Company issued to Laurus Master Fund, Ltd. a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share. At the date of issuance, the fair value of the Laurus warrant, which was established using the Black-Scholes Model, was $603,000 and was recorded as paid-in capital with the offset recorded as deferred financing charges. Deferred financing charges are classified as an other asset and are amortized over the term of the credit facility through a charge to interest expense. On July 31, 2006, Laurus exercised the warrant through a cashless exercise procedure as defined in the warrant. Laurus received 366,666 shares of GSE common stock.

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

On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement”) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $.67 per share (the “Dolphin Warrant”). At the date of issuance, the fair value of the Dolphin Warrant was $868,000, as established using the Black-Scholes Model, and was recorded in paid-in capital with the offset recorded as loss on extinguishment of debt. In accordance with the terms of the warrant agreement, Dolphin exercised the Dolphin Warrant on November 8, 2006 upon the Company’s certification that, among other things, the underlying shares of GSE common stock were registered with the Securities and Exchange Commission on October 31, 2006, that the current stock price was greater than $1.25 per share, and that the average of the current stock prices for each trading day of the prior 30 calendar day period was not less than $1.25 per share. The Company received cash proceeds of $603,000.

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

On February 28, 2006, the Company raised $3.9 million, net of associated fees of $395,000, through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to “accredited investors”, as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock was convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company’s Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In aggregate, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock. The Convertible Preferred Stockholders were entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30. In 2006, the Company paid dividends totaling $279,000 to the preferred stockholders and has accrued dividends payable as of March 31, 2007 of $49,000. At the date of issuance, the fair value of the warrants was $342,000 and the fair value of the preferred stock was $3.9 million. The fair value of the warrants and the preferred stock was determined by the use of the relative fair value method, in which the $4.25 million gross proceeds was allocated based upon the fair values of the warrants, as determined by using the Black-Scholes Model, and the preferred stock, as determined by an independent appraisal. At any time after March 1, 2007, the Company had the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeded 200% of the Series A Conversion Price. Prior to March 7, 2007, the holders of 22,500 shares of Preferred Stock had already elected to convert their Preferred Stock into a total of 1,271,187 shares of Common Stock; 8,580 shares of Preferred Stock were converted in 2006 and 13,920 shares of preferred Stock in 2007. On March 7, 2007, the Company sent notice to the holders of the remaining 20,000 outstanding shares of its Preferred Stock that the average current stock price for the prior twenty trading days had exceeded 200% of the Conversion Price, and that the Company was converting the outstanding Preferred Stock into common stock. The 20,000 shares of Preferred Stock converted to 1,129,946 shares of GSE common stock. In 2006, the Preferred Stockholders exercised 28,248 warrants and an additional 11,300 warrants were exercised in the first quarter 2007.

The Company paid the placement agent for the Convertible Preferred Stock and Warrants 6% of the gross proceeds received by the Company from the offering ($255,000) plus five-year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.77 per share. In addition to the placement agent fee, the Company paid $140,000 of other transaction fees related to the offering. At the date of issuance, the fair value of the placement agent warrants was $128,000, as established using the Black-Scholes Model, and was recorded in paid-in capital, with the offset recognized as a reduction of the preferred stock proceeds. In 2006, 43,000 of the placement agent warrants were exercised and an additional 12,000 warrants were exercised in the first quarter of 2007.

On October 23, 2003, ManTech International, Inc. converted all of its preferred stock to common stock in conjunction with the sale of its ownership in GSE to GP Strategies. The Company had accrued dividends payable to ManTech of $316,000 as of March 31, 2007 and December 31, 2006. The unpaid dividends accrue interest at 6% per annum. At March 31, 2007 and December 31, 2006, the Company had an accrual for interest payable of $84,000 and $80,000, respectively.

8.	Letters of Credit and Performance Bonds

As of March 31, 2007, the Company was contingently liable for four standby letters of credit totaling $2.3 million. The letters of credit represent performance bonds on four contracts and have been cash collateralized.

9.	Income Taxes

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and expanded disclosure with respect to uncertainty in income taxes. The Company adopted the guidance of FIN No. 48 effective January 1, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s financial position, results of operations or cash flows. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company files in the United States federal jurisdiction and in several state and foreign jurisdictions. Because of the net operating loss carryforwards, the Company is  subject to U.S. federal and state income tax examinations from years 1997 forward and is subject to foreign tax examinations by tax authorities for years 2001 and forward. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions.

During the first three months of 2007, the Company recorded a $106,000 adjustment to correct for the tax benefit taken relating to a component of the debt extinguishment loss incurred in 2006.  The Company does not expect to pay federal or foreign income taxes in 2007. The Company has a full valuation allowance on its deferred tax assets at March 31, 2007. The amount of loss carryforward which can be used by the Company may be significantly limited and may expire unutilized.

10.	Administrative Charges from GP Strategies

The Company terminated its Management Services Agreement with GP Strategies Corporation on December 31, 2006. Under the agreement, GP Strategies provided corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE used the financial system of General Physics, a subsidiary of GP Strategies. The Company was charged $171,000 by GP Strategies in the first quarter 2006.

11.	Commitments and Contingencies

In October 2005, the Company signed an “Assignment of Lease and Amendment to Lease” that assigns and transfers to another tenant (the “assignee”) the Company’s rights, title and interest in its Columbia, Maryland facility lease. The assignee’s obligation to pay rent under the Lease began on February 1, 2006. The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations. At March 31, 2007, the remaining rental payments under the lease totaled approximately $957,000.

12.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Statement No. 157 does not require any new fair value measurements. The Company is required to adopt the provisions of Statement No. 157 effective January 1, 2008 although earlier adoption is permitted. As of March 31, 2007, GSE did not adopt FASB Statement No. 157. The Company does not believe the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings at each reporting date. The fair value option (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for using the equity method; (ii) is generally irrevocable; and (iii) is applied only to entire instruments and not portions of instruments. The Company is required to adopt Statement No. 159 no later than January 1, 2008. The Company is currently evaluating the impact of adopting this standard on our financial position, results of operations and cash flows.

13.	Subsequent Events

On May 16, 2007, the Company deposited $1,180,000 into a restricted, interest-bearing account at the Union National Bank (“UNB”) in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA. The guarantee will be in place until the expiration of the ESA credit facility on December 31, 2014 or earlier if ESA pays down and terminates the credit facility.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GSE Systems, Inc. (“GSE Systems”, “GSE” or the “Company”) is a world leader in real-time high fidelity simulation. The Company provides simulation and educational solutions and services to the nuclear and fossil electric utility industry, and the chemical and petrochemical industries . In addition, the Company provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry. GSE is the parent company of GSE Power Systems, Inc., a Delaware corporation; GSE Power Systems, AB, a Swedish corporation; GSE Engineering Systems (Beijing) Co. Ltd, a Chinese limited liability company; and has a 10% minority interest in Emirates Simulation Academy, LLC, a United Arab Emirates limited liability company. The Company has only one reportable segment.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects”, “intends”, “believes”, “may”, “will” and “anticipates” to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors of the Company’s 2006 Annual Report on Form 10-K and those other risks and uncertainties detailed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

General Business Environment

The Company believes it is positioned to take advantage of emerging trends in the power industry including a global nuclear power renaissance driven by the high cost of oil coupled with environmental concerns caused by fossil fuels. In the U.S. alone, most operating units have applied for license extensions and/or power upgrades. These license extensions and power upgrades lead to significant upgrades to the physical equipment and control room technology. Both will result in the need to modify or replace the existing plant control room simulators. In addition, eleven utility companies in the United States have already submitted, or plan to submit shortly, construction and operating license applications to the Nuclear Regulatory Commission for the construction of 35 new nuclear plants. Each of these plants will be required to have a full scope simulator ready for operator training and certification about two years prior to plant operation. Similar nuclear plant construction programs are underway or planned in China, Russia, Ukraine, Japan and Central Europe to meet growing energy demands. Globally, industry sources indicate that over 180 new nuclear power plants are in the planning, pre-construction or construction phase. The Company, having what it believes is the largest installed base of existing simulators, over 65% on a global basis, is well positioned to capture a large portion of this business, although no assurance can be given that it will be successful in doing so.

In 2005, the Company completed an agreement with Westinghouse Electric Company LLC to become their preferred vendor for the development of simulators for the AP1000 reactor design. As a result of this agreement, GSE is working closely with Westinghouse to finalize the verification and validation of the AP1000 Reactor Human-Machine Interface for the Main Control Room, and the Company’s simulation models have been used to help Westinghouse successfully complete several phases of Human-Machine Interface testing with US regulators. In turn, Westinghouse and GSE will collaborate on new opportunities both internationally and domestically. Westinghouse announced on March 1, 2007 that it had successfully negotiated a framework agreement to provide four AP 1000 Nuclear Power Plants in the People’s Republic of China. China's State Nuclear Power Technology Company (SNPTC) selected Westinghouse's AP1000 passive Generation III technology as the basis for the Sanmen and Haiyang plants. The framework agreement confirmed the basic requirements and obligations of all involved parties, early engineering activities and early funding for long-lead materials including early stage work on the two planned simulators. GSE received a small contract from Westinghouse to begin work on the simulators in the first quarter 2007. The Westinghouse agreement does not prevent the Company from working with other nuclear vendors anywhere in the world.

In the first quarter 2007, the Company continued its focus on the fossil power segment of the power industry and logged $2.6 million of new fossil power simulation orders. The Company expects continued growth in this market segment and is focusing on second time simulation buyers that now demand the more sophisticated and realistic simulation models offered by the Company.

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

In the first quarter 2007, the Company continued to develop its concept of integrating simulation with broader training programs and educational initiatives giving customers a turnkey alternative to operator and maintenance training. Work continued on the $15.1 million order received from the Emirates Simulation Academy, LLC, a United Arab Emirates company, to supply five simulators and an integrated training program. In March 2007, the Company announced the launch of its Simulation and Diagnostic Training Center at the University of Strathclyde in Glasgow, Scotland.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:

(in thousands)	Three months ended March, 31
	2007	%	2006	%
Contract revenue	$7,845	100.0%	$5,584	100.0%
Cost of revenue	5,651	72.0%	4,133	74.0%

Gross profit	2,194	28.0%	1,451	26.0%
Operating expenses:
Selling, general and administrative	1,691	21.5%	1,021	18.3%
Administrative charges from GP Strategies	-	0.0%	171	3.1%
Depreciation	51	0.7%	47	0.8%
Total operating expenses	1,742	22.2%	1,239	22.2%

Operating income	452	5.8%	212	3.8%

Interest expense, net	(154)	(2.0)%	(157)	(2.8)%
Loss on early extinquishment of debt	-	0.0%	(1,428)	(25.6)%
Other income (expense), net	(161)	(2.1)%	51	0.9%

Income (loss) before income taxes	137	1.7%	(1,322)	(23.7)%

Provision for income taxes	106	1.3%	-	0.0%

Net income (loss)	$31	.4%	$(1,322)	(23.7)%

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

Revenue for contracts with multiple elements is recognized in accordance with Emerging Issues Task Force issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Revenue from certain consulting or training contracts is recognized on a time-and-material basis. For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

Capitalization of Computer Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company amortizes the costs over the estimated useful life of the product, which normally ranges from three to five years. As of March 31, 2007, the Company has net capitalized software development costs of $869,000. On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company’s consolidated balance sheet.

Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 Accounting for Income Taxes, management makes a regular assessment of the realizability of the Company’s deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. As of March 31, 2007, the Company’s largest deferred tax asset related to a U.S. net operating loss carryforward of $19.3 million which expires in various amounts over the next nineteen years. The amount of loss carryforward which can be used by the Company may be significantly limited due to changes in the Company’s ownership which have occurred subsequent to the spin-off of GSE by GP Strategies, including the equity transactions that occurred in 2006. Thus, a portion of the Company’s loss carryforward may expire unutilized. We believe that the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its net deferred tax assets. However, the Company presently does not have sufficient objective evidence to support management’s belief, and accordingly, the Company has established a $10.2 million valuation allowance for its net deferred tax assets.

Results of Operations - Three Months ended March 31, 2007 versus Three Months ended March 31, 2006.

Contract Revenue. Total contract revenue for the quarter ended March 31, 2007 totaled $7.8 million, which was 40.5% higher than the $5.6 million total revenue for the quarter ended March 31, 2006. The majority of the increase is attributable to the $15.1 million ESA contract received in January 2006. The Company recognized $2.7 million of revenue on the contract in the first quarter 2007 versus $740,000 in the first quarter 2006. At March 31, 2007, the Company’s backlog was $17.0 million, of which $6.7 million was related to the ESA contract.

Gross Profit. Gross profit totaled $2.2 million for the quarter ended March 31, 2007 versus $1.5 million for the same quarter in 2006. As a percentage of revenue, gross profit increased from 26.0% for the three months ended March 31, 2006 to 28.0 % for the three months ended March 31, 2007. The increase in gross profit percentage is mainly due to the higher revenue base to recover the Company’s relatively fixed overhead.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses totaled $1.7 million in the quarter ended March 31, 2007, a 65.6% increase from the $1.0 million for the same period in 2006. The increase reflects the following spending variances:

♦
Business development and marketing costs increased from $431,000 in the first quarter 2006 to $632,000 in the first quarter of 2007. In the latter part of 2006, the Company added additional business development personnel and incurred higher bidding and proposal costs.

♦
The Company’s general and administrative expenses totaled $894,000 in the first quarter 2007, which was 86.3% higher than the $480,000 incurred in the first quarter 2006. The Management Services Agreement with GP Strategies was terminated on December 31, 2006. Under this agreement, General Physics (a GP Strategies subsidiary) provided corporate support services, including accounting, finance, human resources, legal, and network support. In conjunction with the reinstatement of these corporate services in-house, the Company hired several personnel, implemented a new financial system and contracted with outside vendors to provide payroll services and IT support and hosting services. In February 2007, the Board of Directors approved a new Director compensation plan. In 2006, only the audit committee members received compensation; in 2007 all independent directors will receive compensation. In addition, the independent directors were awarded 10,000 stock options each on February 6, 2007. The options which were valued using the Black-Scholes method and the cost is being amortized over the three year vesting period. The Company also established a two-man advisory committee to the Board of Directors which met once in the first quarter 2007. In May 2006, the Company hired an outside investor relations firm.

♦
Gross spending on software product development (“development”) totaled $300,000 in the quarter ended March 31, 2007 as compared to $139,000 in the same period of 2006. For the three months ended March 31, 2007, the Company expensed $165,000 and capitalized $135,000 of its development spending while in the three months ended March 31, 2006, the Company expensed $110,000 and capitalized $29,000 of its development spending. The Company’s capitalized development expenditures in 2007 were related to the development of a new graphic user interface (“GUI”) for THEATRe, the replacement of the GUI for SimSuite Pro with JADE Designer, and the addition of new features of JADE Topmeret. The Company anticipates that its total gross development spending in 2007 will approximate $800,000.

Administrative Charges from GP Strategies. As noted above, the Company terminated its Management Services Agreement with GP Strategies Corporation on December 31, 2006. The Company was charged $171,000 by GP Strategies in the first quarter 2006.

Depreciation. Depreciation expense totaled $51,000 and $47,000 during the quarters ended March 31, 2007 and 2006, respectively.

Operating Income. The Company had operating income of $452,000 (5.8% of revenue) in the first quarter 2007, as compared with operating income of $212,000 (3.8% of revenue) for the same period in 2006. The variances were due to the factors outlined above.

Interest Expense, Net. Net interest expense totaled $154,000 in the quarter ended March 31, 2007 which was relatively unchanged from the $157,000 incurred in the first quarter 2006

The Company incurred interest expense of $41,000 and $19,000 on borrowings against its credit facilities in the three months ended March 31, 2007 and 2006, respectively.

Amortization of deferred financing costs related to the Company’s line of credit totaled $133,000 in the first quarter 2007 versus $44,000 in the first quarter 2006. The increase is due to the establishment of the $5.0 million line of credit with Laurus Master Fund, Ltd. on March 7, 2006.

The Company incurred interest expense of $26,000 on the Dolphin Note in the first quarter 2006 and original issue discount accretion related to the Dolphin Note and GSE Warrant of $58,000.

The Company has approximately $2.2 million of cash in Certificates of Deposit that are being used as collateral for three performance bonds. The Company accrued $26,000 of interest income on these Certificates of Deposit in the first quarter 2007.

Other miscellaneous interest expense totaled $6,000 and $10,000, respectively, in the three months ended March 31, 2007 and 2006.

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

Other Income (Expense), Net. At March 31, 2007, the Company had contracts for the sale of approximately 88 million Japanese Yen and 182,000 Pounds Sterling at fixed rates. The contracts expire on various dates through January 2008. The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the first quarter 2007 of ($1,000) in other income (expense).

At March 31, 2006, the Company had contracts for the sale of approximately 237 million Japanese Yen at fixed rates. The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the first quarter 2006 of ($9,000) in other income (expense).

In the first quarter 2007, the Company incurred foreign currency transaction losses of $43,000 versus foreign currency transaction gains of $43,000 in the first quarter 2006.

Provision for Income Taxes.

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and expanded disclosure with respect to uncertainty in income taxes. The Company adopted the guidance of FIN No. 48 effective January 1, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s financial position, results of operations or cash flows. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company files in the United States federal jurisdiction and in several state and foreign jurisdictions.  Because of the net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from years 1997 and forward and is subject to state or foreign tax examinations by tax authorities for years 2001 and forward. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions.

During the first three months of 2007, the Company recorded a $106,000 adjustment to correct for the tax benefit taken relating to a component of the debt extinguishment loss incurred in 2006.  The Company does not expect to pay federal or foreign income taxes in 2007. The Company has a full valuation allowance on its deferred tax assets at March 31, 2007. The amount of loss carryforward which can be used by the Company may be significantly limited and may expire unutilized.

Liquidity and Capital Resources

As of March 31, 2007, the Company’s cash and cash equivalents totaled $1.0 million compared to $1.1 million at December 31, 2006.

Cash used in operating activities. For the three months ended March 31, 2007, net cash used in operating activities was $90,000. Significant changes in the Company’s assets and liabilities in the quarter ended March 31, 2007 included:
♦	A $634,000 increase in contract receivables mainly due to an increase in unbilled receivables.
♦
A $608,000 increase in accounts payable, accrued compensation and accrued expense. The Company presently has several contracts that have significant material and subcontractor cost components. The company’s accounts payable balance has increased due to the receipt of invoices from the related vendors.

♦	A $425,000 decrease in billings in excess of revenue earned.

Net cash used in operating activities was $1.8 million for the three months ended March 31, 2006. The loss on early extinguishment of debt of $1.4 million was a non-cash expense that had no impact on the Company’s operating cash flow. Significant changes in the Company’s assets and liabilities in 2006 included:
♦
A $2.3 million increase in contracts receivable. The increase mainly reflected a $2.2 million invoice issued in January 2006 to the Emirates Simulation Academy, LLC (ESA) for an advance payment on the UAE training center project.

♦
A $1.0 million decrease in accounts payable, accrued compensation and accrued expenses. The reduction mainly reflected the utilization of a portion of the funds received through the Company’s convertible preferred stock transaction to pay down accounts payable.

♦	A $1.7 million increase in billings in excess of revenues earned. This increase was also due to the advance payment billing to ESA.

Cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2007 totaled $215,000. Capital expenditures totaled $70,000, capitalized software development costs totaled $135,000 and the Company increased its investment in ESA by $17,000. A $7,000 cash collateralized stand-by letter of credit expired in the first quarter 2007 and the cash collateral was released. The Company anticipates that its total capital expenditures in 2007 will approximate $200,000.

 For the three months ended March 31, 2006, net cash used in investing activities was $68,000 consisting of $29,000 of capitalized software development costs and $39,000 of capital expenditures.

 Cash provided by financing activities. In the three months ended March 31, 2007, the Company generated $196,000 from financing activities. The Company paid down the borrowings under its line of credit by $520,000 and generated $697,000 from the exercise of warrants and employee stock options.  The Company recognized a tax benefit of $19,000 related to employee stock option exercises.

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

Based on the Company’s forecasted expenditures and cash flow, the Company believes that it will generate sufficient cash through its normal operations and through the utilization of its current credit facility to meet its liquidity and working capital needs in 2007. However, notwithstanding the foregoing, the Company may be required to look for additional capital to fund its operations if the Company is unable to operate profitably and generate sufficient cash from operations. There can be no assurance that the Company would be successful in raising such additional funds.

Credit Facilities

The Company has a $5.0 million line of credit with Laurus Master Fund, Ltd. The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable, and 40% of eligible unbilled receivables (up to a maximum of $1.0 million). The interest rate on this line of credit is based on the prime rate plus 200-basis points (10.25% as of March 31, 2007), with interest only payments due monthly. The credit facility does not require the Company to comply with any financial ratios. The credit facility expires on March 6, 2008. Because the Laurus line of credit agreement includes both a subjective acceleration clause and a requirement to maintain a lock-box arrangement whereby remittances for GSE’s customers reduce the outstanding debt, the borrowings under the line of credit have been classified as short-term obligations on the balance sheet. On May 18, 2006, Laurus Master Fund agreed to temporarily increase the Company’s borrowing capability by $2.0 million over and above the funds that were available to the Company based upon its normal borrowing base calculation. The over advance was used to collateralize a $2.1 million performance bond that the Company issued to ESA in the form of a standby letter of credit. One half of the increased borrowing capability expired on July 18, 2006 and the balance expired on May 11, 2007. The Company’s borrowings over and above the normal borrowing base calculation bear additional interest of 1.5% per month over and above the normal interest rate on the line of credit. At March 31, 2007, the Company’s available borrowing base was $2.7 million of which $1.6 million had been utilized. The Company issued to Laurus Master Fund, Ltd. a warrant to purchase up to 367,647 shares of GSE common stock at an exercise price of $.01 per share. At the date of issuance, the fair value of the Laurus warrant, which was established using the Black-Scholes Model, was $603,000 and was recorded as paid-in capital with the offset recorded as deferred financing charges. Deferred financing charges are classified as an other asset and are amortized over the term of the credit facility through a charge to interest expense. On July 31, 2006, Laurus exercised the warrant through a cashless exercise procedure as defined in the warrant. Laurus received 366,666 shares of GSE common stock.

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

On February 28, 2006, the Company and Dolphin entered into a Cancellation and Warrant Exchange Agreement (the “Cancellation Agreement”) under which Dolphin agreed to cancel its Senior Subordinated Secured Convertible Promissory Note and cancel its outstanding warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. In exchange for Dolphin’s agreement to enter into the Cancellation Agreement, the Company repaid the Dolphin Note and agreed to issue a new warrant to purchase 900,000 shares of GSE common stock at an exercise price of $.67 per share (the “Dolphin Warrant”). At the date of issuance, the fair value of the Dolphin Warrant was $868,000, as established using the Black-Scholes Model, and was recorded in paid-in capital with the offset recorded as loss on extinguishment of debt. In accordance with the terms of the warrant agreement, Dolphin exercised the Dolphin Warrant on November 8, 2006 upon the Company’s certification that, among other things, the underlying shares of GSE common stock were registered with the Securities and Exchange Commission on October 31, 2006, that the current stock price was greater than $1.25 per share, and that the average of the current stock prices for each trading day of the prior 30 calendar day period was not less than $1.25 per share. The Company received cash proceeds of $603,000.

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

Series A Cumulative Preferred Stock

On February 28, 2006, the Company raised $3.9 million, net of associated fees of $395,000, through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to “accredited investors”, as that term is used in rules and regulations of the Securities and Exchange Commission. The Convertible Preferred Stock was convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company’s Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed. Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77. In aggregate, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock. The Convertible Preferred Stock holders were entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30. In 2006, the Company paid dividends totaling $279,000 to the preferred stockholders and has accrued dividends payable as of March 31, 2007 of $49,000. At the date of issuance, the fair value of the warrants was $342,000 and the fair value of the preferred stock was $3.9 million. The fair value of the warrants and the preferred stock was determined by the use of the relative fair value method, in which the $4.25 million gross proceeds was allocated based upon the fair values of the warrants, as determined by using the Black-Scholes Model, and the preferred stock, as determined by an independent appraisal. At any time after March 1, 2007, the Company had the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeded 200% of the Series A Conversion Price. Prior to March 7, 2007, the holders of 22,500 shares of Preferred Stock had already elected to convert their Preferred Stock into a total of 1,271,187 shares of Common Stock; 8,580 shares of Preferred Stock were converted in 2006 and 13,920 shares of preferred Stock in 2007. On March 7, 2007, the Company sent notice to the holders of the remaining 20,000 outstanding shares of its Preferred Stock that the average current stock price for the prior twenty trading days had exceeded 200% of the Conversion Price, and that the Company was converting the outstanding Preferred Stock into common stock. The 20,000 shares of Preferred Stock converted to 1,129,946 shares of GSE common stock.

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

Accounting Standard Adopted

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and expanded disclosure with respect to uncertainty in income taxes. The Company adopted the guidance of FIN No. 48 effective January 1, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s financial position, results of operations or cash flows. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company files in the United States federal jurisdiction and in several state and foreign jurisdictions.  Because of the net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from years 1997 and forward and is subject to foreign tax examinations by tax authorities for years 2001 and forward. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions.

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

The Company utilizes forward foreign currency financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is the Company's policy to use derivative financial instruments to protect against market risk arising in the normal course of business. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. The principal currencies hedged are the Japanese yen and the British pound sterling. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impact of these exposures. The Company minimizes credit exposure by limiting counterparties to nationally recognized financial institutions.

At March 31, 2007, the Company had contracts for sale of approximately 88 million Japanese Yen and 182,000 Pounds Sterling at fixed rates. The contracts expire on various dates through January 2008. The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the first quarter 2007 of ($1,000) in other income (expense).

At March 31, 2006, the Company had contracts for the sale of approximately 237 million Japanese Yen at fixed rates. The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the first quarter 2006 of ($9,000) in other income (expense).

The Company is also subject to market risk related to the interest rate on its existing line of credit. As of March 31, 2007, such interest rate is based on the prime rate plus 200 basis-points. A 100 basis-point change in such rate during the three months ended March 31, 2007 would have increased the Company’s interest expense by approximately $4,000.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the "SEC") rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”), who is its principal executive officer, and Chief Financial Officer (“CFO”), who is its principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of March 31, 2007 in order to ensure the reporting of material information required to be included in the Company's periodic filings with the SEC comply with the SEC’s requirements for certification of this Form 10-Q. Throughout 2006, the Company relied on the advice of an outside tax consultant; however, this tax consultant died unexpectedly in early 2007. Based upon the impact of the death of the Company's outside tax consultant, and their evaluation as of the end of the period covered by this Form 10-Q, the Company's CEO and CFO identified a material weakness in that the Company's accounting department does not currently have sufficient expertise to analyze the accounting for complex tax matters. (A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.)

In the second quarter 2007, the Company has engaged a new outside tax consulting firm, Grant Thornton, LLP, thus ensuring that it will have access to well-qualified experts with the requisite level of skill and competence to evaluate complex tax matters and analyze the related accounting.  As of March 31, 2007, and based upon the above referenced evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective in ensuring that the reporting of material information required to be disclosed by the Company and included in reports that it files or submits under the Exchange Act were recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

The Company is not an accelerated filer and, accordingly, it is required to comply with the SEC’s enhance requirements for certification and attestation of internal control over financial reporting for its Form 10-Q for the three months ended March 31, 2007.

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

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Date: May 15, 2007                             GSE SYSTEMS, INC.

/S/ JOHN V. MORAN
John V. Moran
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)