Form 10-Q
period 2007-06-30
GSE SYSTEMS INC
filed 2007-08-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2007.
or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from           to          .

Commission File Number:  0-26494

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

7133 Rutherford Rd., Suite 200, Baltimore, MD 21244
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 277-3740

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share,  as of July 31, 2007 was 14,880,986.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$ 6,565	$ 1,073
Restricted cash	-	63
Contract receivables	11,577	10,669
Prepaid expenses and other current assets	842	494
Total current assets	18,984	12,299

Equipment and leasehold improvements, net	432	354
Software development costs, net	998	820
Goodwill	1,739	1,739
Long-term restricted cash	3,472	2,291
Other assets	806	945
Total assets	$ 26,431	$ 18,448

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ -	$ 2,155
Accounts payable	3,008	2,461
Accrued expenses	855	2,072
Accrued compensation and payroll taxes	1,850	1,535
Billings in excess of revenue earned	1,360	1,867
Accrued warranty	668	746
Other current liabilities	155	-
Total current liabilities	7,896	10,836

Other liabilities	517	251
Total liabilities	8,413	11,087
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and outstanding none in 2007 and 33,920
in 2006	-	-
Common stock $.01 par value, 18,000,000 shares authorized,
shares issued and outstanding 14,856,102 in 2007 and
11,013,822 in 2006	149	110
Additional paid-in capital	47,774	37,504
Accumulated deficit	(28,918)	(29,297)
Accumulated other comprehensive loss	(987)	(956)
Total stockholders' equity	18,018	7,361
Total liabilities and stockholders' equity	$ 26,431	$ 18,448

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Contract revenue	$ 8,398	$ 6,556	$ 16,243	$ 12,140

Cost of revenue	5,544	4,700	11,195	8,833
Gross profit	2,854	1,856	5,048	3,307

Operating expenses:
Selling, general and administrative	2,063	1,202	3,754	2,223
Administrative charges from GP Strategies	-	171	-	342
Depreciation	58	44	109	91
Total operating expenses	2,121	1,417	3,863	2,656

Operating income	733	439	1,185	651

Interest expense, net	(209)	(216)	(363)	(373)
Loss on extinguishment of debt	-	-	-	(1,428)
Other income (expense), net	(104)	(71)	(265)	(20)
Income (loss) before income taxes	420	152	557	(1,170)

Provision for income taxes	72	28	178	28
Net income (loss)	348	124	379	(1,198)

Preferred stock dividends	-	(86)	(49)	(115)
Net income (loss) attributed to common shareholders	$ 348	$ 38	$ 330	$ (1,313)

Basic income (loss) per common share	$ 0.03	$ -	$ 0.03	$ (0.14)

Diluted income (loss) per common share	$ 0.02	$ -	$ 0.02	$ (0.14)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$ 348	$ 124	$ 379	$ (1,198)

Foreign currency translation adjustment	(23)	79	31	103

Comprehensive income (loss)	$ 325	$ 203	$ 410	$ (1,095)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2007	34	$ -	11,014	$ 110	$ 37,504	$ (29,297)	$ (956)	$ 7,361

Issuance of common stock	-	-	1,667	17	8,684	-	-	8,701
Conversion of preferred
stock to common stock	(34)	-	1,916	19	(19)	-	-	-
Preferred stock dividends paid	-	-	-	-	(49)	-	-	(49)
Stock-based compensation expense	-	-	-	-	172	-	-	172
Common stock issued for
options exercised	-	-	209	2	778	-	-	780
Tax benefit of options exercised	-	-	-	-	19	-	-	19
Issuance of restricted common stock	-	-	17	-	116	-	-	116
Issuance of warrants	-	-	-	-	510	-	-	510
Common stock issued for warrants exercised	-	-	33	1	59	-	-	60
Foreign currency translation
adjustment	-	-	-	-	-	-	(31)	(31)
Net income	-	-	-	-	-	379	-	379
Balance, June 30, 2007	-	$ -	14,856	$ 149	$ 47,774	$ (28,918)	$ (987)	$ 18,018

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$379	$(1,198)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	109	91
Capitalized software amortization	171	188
Amortization of deferred financing costs	267	178
Note payable discount amortization	-	58
Loss on extinguishment of debt	-	1,428
Stock-based compensation expense	288	68
Elimination of profit on Emirates Simulation Academy, LLC contract	266	61
Changes in assets and liabilities:
Contract receivables	(908)	(1,679)
Prepaid expenses and other assets	(348)	(130)
Accounts payable, accrued compensation and accrued expenses	(73)	(1,002)
Due to GP Strategies Corporation	-	(332)
Billings in excess of revenues earned	(507)	782
Accrued warranty reserves	(78)	(135)
Other liabilities	155	15
Net cash used in operating activities	(279)	(1,607)

Cash flows from investing activities:
Investment in Emirates Simulation Academy, LLC	(128)	-
Release of cash as collateral under letters of credit	63	-
Restriction of cash as collateral under letters of credit or guarantees	(1,181)	(2,314)
Capital expenditures	(186)	(106)
Capitalized software development costs	(349)	(147)
Net cash used in investing activities	(1,781)	(2,567)

Cash flows from financing activities:
Increase/(decrease) in borrowings under lines of credit	(2,155)	2,390
Net proceeds from issuance of common stock and warrants	9,211	-
Net proceeds from issuance of preferred stock	-	3,856
Paydown of note payable	-	(2,000)
Proceeds from issuance of common stock	840	130
Tax benefit from option exercises	19	-
Payment of preferred stock dividends	(49)	(115)
Payment of ManTech preferred stock dividends	(316)	-
Deferred financing costs	-	(448)
Net cash provided by financing activities	7,550	3,813

Effect of exchange rate changes on cash	2	18
Net increase (decrease) in cash and cash equivalents	5,492	(343)
Cash and cash equivalents at beginning of year	1,073	1,321
Cash and cash equivalents at end of period	$6,565	$978

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months ended June 30, 2007 and 2006

(Unaudited)

1.	Basis of Presentation and Revenue Recognition

Basis of Presentation

The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the “Company” or “GSE”) without independent audit.  In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted.  The results of operations for interim periods are not necessarily an indication of the results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007.

The Company has only one reportable segment.  The Company has a wide range of knowledge of simulation systems and the processes those systems are intended to control and model.  The Company’s knowledge is concentrated heavily in simulation technology and model development.  The Company is primarily engaged in simulation for the power generation industry and the process industries.  Contracts typically range from twelve months to three years.

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

Revenue Recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  In accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably, realization is probable and there is a legal basis of the claim.  There were no claims outstanding as of June 30, 2007.

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

For the three and six months ended June 30, 2007, the Emirates Simulation Academy, LLC (UAE) provided approximately 39.6% and 37.3%, respectively, of the Company’s consolidated revenue.    For the three and six months ended June 30, 2006, this customer accounted for approximately 12.5% and 12.9% of the Company’s consolidated revenue.  Rosenergoatom Federal State Owned Enterprise (Russia) provided approximately 6.6% and 10.5% of the Company’s consolidated revenue for the three and six months ended June 30, 2007, respectively, and accounted for approximately 10.9% and 10.4% of the Company’s consolidated revenue for the three and six months ended June 30, 2006, respectively.

Contract receivables unbilled totaled $5.9 million and $4.6 million as of June 30, 2007 and  December 31, 2006, respectively.  In July 2007, the Company billed $2.0 million of the unbilled amounts.

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

(in thousands, except for share amounts)	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$ 348	$ 124	$ 379	$ (1,198)
Preferred stock dividends	-	(86)	(49)	(115)
Net income (loss) attributed to common stockholders	$ 348	$ 38	$ 330	$ (1,313)

Denominator:
Weighted-average shares outstanding for basic
earnings per share	13,131,312	9,387,372	12,424,389	9,245,390

Effect of dilutive securities:
Employee stock options, warrants,
options outside the plan, and
convertible preferred stock	1,580,385	1,743,300	2,273,928	-
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	14,711,697	11,130,672	14,698,317	9,245,390

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	82,500	2,881,820	82,500	3,163,653

The net income for the three months ended June 30, 2006 was decreased by preferred stock dividends of $86,000 in calculating the per share amounts.  For the six months ended June 30, 2007, the net income was decreased by preferred stock dividends of $49,000, whereas the net loss for the six months ended June 30, 2006 was increased by preferred stock dividends of $115,000.

 Conversion of the stock options, warrants and convertible preferred stock was not assumed for the six months ended June 30, 2006 because the impact was anti-dilutive; with the exception of the 367,647 warrants issued to Laurus Master Funds Ltd. which were included in basic weighted-average shares outstanding since their exercise price per share was $0.01. Conversion of the convertible preferred stock was not assumed for the three months ended June 30, 2006 because the impact was anti-dilutive.

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

Software development costs capitalized were $214,000 and $349,000 for the three and six months ended June 30, 2007, respectively, and $118,000 and $147,000 for the three and six months ended June 30, 2006, respectively.  Total amortization expense was $86,000 and $81,000 for the three months ended June 30, 2007 and 2006, respectively, and for the six months ended June 30, 2007 and 2006, total amortization expense was $171,000 and $188,000, respectively.

4.	Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates,  was formed to build and operate simulation training academies in the Arab Gulf Region.  These simulation training centers will be designed to train and certify indigenous workers for deployment to critical infrastructure facilities including power plants, oil refineries, petro-chemical plants, desalination units and other industrial facilities.  The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Research and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership).  At June 30, 2007 and December 31, 2006, GSE’s investment in ESA totaled $366,000 and $238,000, respectively, and was included on the consolidated balance sheet in other assets.  The Company accounts for its investment in ESA using the equity method.

In January 2006, GSE received a $15.1 million contract from ESA (the “ESA Contract”) to supply five simulators and an integrated training program.  For the three months ended June 30, 2007 and 2006, the Company recognized $3.3 million and $818,000, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for 39.6% and 12.5% of the Company’s consolidated revenue. For the six months ended June 30, 2007 and 2006, the Company recognized $6.1 million and $1.6 million, respectively, of contract revenue on this project which accounted for 37.3% and 12.9% of the Company’s consolidated revenue.  The ESA Contract is expected to be substantially complete by October 2007.  In accordance with the equity method of accounting, the Company has eliminated 10% of the profit from the ESA Contract as the training simulators are assets that will be recorded on the books of ESA, and the Company is thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination total $146,000 and $266,000 for the three and six months ended June 30, 2007 and $61,000 for both the three and six months ended June 30, 2006 and has been recorded as an other expense in the income statement and as an other liability on the balance sheet.   Once ESA begins to amortize the training simulators on their books, GSE will begin to amortize the other liability to other income.

At June 30, 2007 and December 31, 2006, the Company had trade receivables from ESA totaling $3.2 million and $1.7 million, respectively.  In addition, the Company had an unbilled receivable of $2.9 million and $1.9 million for the ESA Contract at June 30, 2007 and December 31, 2006, respectively.  In July 2007, the Company received $2.8 million of the June 30, 2007 outstanding receivable balance and invoiced ESA for an additional $1.3 million.  Under the terms of the ESA Contract, the Company provided a $2.1 million performance bond to ESA that will remain outstanding until the end of the warranty period on October 31, 2008.   The Company has deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank (“UNB”) in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  The guarantee will be in place until the expiration of the ESA credit facility on December 31, 2014 or earlier if ESA pays down and terminates the credit facility.

5.	Stock-Based Compensation

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.   The Company recognized $142,000 and $82,000 of pre-tax stock-based compensation expense for the three months ended June 30, 2007 and 2006, respectively, under the fair value method in accordance with SFAS No. 123R and recognized $288,000 and $92,000 of pre-tax stock-based compensation expense for the six months ended June 30, 2007 and 2006, respectively.

6.	Long-term Debt

Line of Credit

The Company has a $5.0 million line of credit with Laurus Master Fund, Ltd. (the “Credit Facility”). The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible billed accounts receivable, and 40% of eligible unbilled receivables (up to a maximum of $1.0 million).  The interest rate on this line of credit is based on the prime rate plus 200-basis points (10.25% as of June 30, 2007), with interest only payments due monthly.  There are no fixed financial ratios established as a term under the Credit Facility.  The Credit Facility expires on March 6, 2008.   Because the Laurus Credit Facility agreement includes both a subjective acceleration clause and a requirement to maintain a lock-box arrangement whereby remittances for GSE’s customers reduce the outstanding debt, the borrowings under the Credit Facility have been classified as short-term obligations on the balance sheet.  On May 18, 2006, Laurus Master Fund agreed to temporarily increase the Company’s borrowing capability by $2.0 million over and above the funds that were available to the Company based upon its normal borrowing base calculation.  The over advance was used to collateralize a $2.1 million performance bond that the Company issued to ESA in the form of a standby letter of credit.  One half of the increased borrowing capability expired on July 18, 2006 and the balance expired on May 11, 2007.  The Company’s borrowings over and above the normal borrowing base calculation bore additional interest of 1.5% per month over and above the normal interest rate on the line of credit.  At June 30, 2007, the Company’s available borrowing base was $2.0 million, none of which had been utilized.

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

7.	Common Stock

On June 22, 2007, the Company raised $9.2 million, net of associated fees of $789,000, through the sale of 1,666,667 shares (the “Shares”) of its common stock, $.01 par value per share, by means of a private placement to selected institutional investors.  Each investor received a five-year warrant to purchase GSE common stock (“the Warrant Shares”) equal to 10% of the shares of common stock that each investor purchased at an exercise price of $6.00 per share (the “Warrants”).  In aggregate, the Company issued Warrants to purchase a total of 166,667 shares of GSE common stock.

The Company filed its registration statement on Form S-3 with the Securities and Exchange Commission (the “Commission”) on July 16, 2007 covering the offer and sale, from time to time, of the Shares, the Warrant Shares and shares of common stock issuable upon exercise of warrants that may be issued as liquidated damages under the terms of a certain registration rights agreement entered into between the Company and the investors (the “Registration Rights Agreement”) in connection with the private placement.  The Registration Statement became effective on August 8, 2007 and, pursuant to the provisions of the Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to, after the date on which the Registration Statement becomes effective, cause the Registration Statement to remain continuously effective as to all Shares and Warrant Shares, other than for an aggregate of more than 30 consecutive trading days or for more than an aggregate of 60 trading days in any 12-month period. In the event of a default of the foregoing obligation, the Company will be required to issue to the investors, as liquidated damages, on the date the foregoing default occurs and each monthly anniversary thereafter, a number of warrants (on the same terms as the Warrants) equal to 2% of the number of Shares then held by such investor, not to exceed 10% of the total number of Shares then held by such investor, and thereafter cash, in an amount equal to 2% of the aggregate purchase price paid by the investors, not to exceed 30% of the aggregate purchase price paid by the investors.

At the date of issuance, the fair value of the Warrants was $510,000 and the fair value of the Shares was $9.5 million.   The fair value of the Warrants and the Shares was determined by the use of the relative fair value method, in which the $10.0 million gross proceeds was allocated based upon the fair values of the Warrants, as determined by using the Black-Scholes Model, and the Shares, as determined by the closing price of the common stock on the American Stock Exchange on the date the transaction was closed.

The Company paid the placement agent for the Shares and Warrants 6% of the gross proceeds received by the Company from the offering ($600,000).  In addition to the placement agent fee, the Company paid $189,000 of other transaction fees related to the offering.

The proceeds were used to pay down the Company’s line of credit and for other working capital purposes.

8.	Series A Convertible Preferred Stock

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

 Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77.  In aggregate, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock.  The Convertible Preferred Stockholders were entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30.  In 2006, the Company paid dividends totaling $279,000 to the preferred stockholders; in the six months ended June 30, 2007 the Company paid dividends totaling $49,000.  At the date of issuance, the fair value of the warrants was $342,000 and the fair value of the preferred stock was $3.9 million. The fair value of the warrants and the preferred stock was determined by the use of the relative fair value method, in which the $4.25 million gross proceeds was allocated based upon the fair values of the warrants, as determined by using the Black-Scholes Model, and the preferred stock, as determined by an independent appraisal.

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

The Company paid the placement agent, as part of its fee for assisting the Company with the offering, 6% of the gross proceeds received by the Company from the offering ($255,000) plus five-year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.77 per share. In addition to the placement agent fee, the Company paid $140,000 of other transaction fees related to the offering.  At the date of issuance, the fair value of the placement agent warrants was $128,000, as established using the Black-Scholes Model, and was recorded in paid-in capital, with the offset recognized as a reduction of the preferred stock proceeds.  In 2006, 43,000 of the placement agent warrants were exercised and an additional 22,000 warrants were exercised in the six months ended June 30, 2007.

On October 23, 2003, ManTech International, Inc. converted all of its preferred stock to common stock in conjunction with the sale of its ownership in GSE to GP Strategies.  The Company had accrued dividends payable to ManTech of $316,000 as of December 31, 2006.  The dividends were paid in full to ManTech in June 2007 as well as interest that had accrued on the dividends of $89,000.  The unpaid dividends accrued interest at 6% per annum.

9.	Letters of Credit and Performance Bonds

As of June 30, 2007, the Company was contingently liable for three standby letters of credit totaling $2.3 million.  The letters of credit represent performance bonds on three contracts and have been cash collateralized.

10.	Income Taxes

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, “Accounting for Income Taxes”.   FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and expanded disclosure with respect to uncertainty in income taxes. The Company adopted the guidance of FIN No. 48 effective January 1, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s financial position, results of operations or cash flows. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

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

As of June 30, 2007, there have been no material changes to the liability for uncertain tax positions.

In the first three months of 2007, the Company recorded a $106,000 adjustment to correct for the tax benefit taken relating to a component of the debt extinguishment loss incurred in 2006.  The Company does not expect to pay federal income taxes in 2007, however, the Company will incur foreign income tax withholdings on several non-U.S. contracts.  The Company has a full valuation allowance on its deferred tax assets at June 30 2007.  The amount of loss carryforward which can be used by the Company may be significantly limited and may expire unutilized.

11.	Administrative Charges from GP Strategies

The Company terminated its Management Services Agreement with GP Strategies Corporation on December 31, 2006.  Under the agreement, GP Strategies provided corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax.  In addition, GSE used the financial system of General Physics, a subsidiary of GP Strategies. The Company was charged $171,000 and $342,000 by GP Strategies in the three and six months ended June 30, 2006, respectively.

12.	Commitments and Contingencies

  In October 2005, the Company signed an “Assignment of Lease and Amendment to Lease” that assigns and transfers to another tenant (the “Assignee”) the Company’s rights, title and interest in its Columbia, Maryland facility lease.  The Assignee’s obligation to pay rent under the Lease began on February 1, 2006.  The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations. At June 30, 2007, the remaining rental payments under the lease totaled approximately $618,000.

13.	Recent Accounting Pronouncements

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GSE Systems, Inc. (“GSE Systems”, “GSE” or the “Company”) is a world leader in real-time high fidelity simulation.  The Company provides simulation and educational solutions and services to the nuclear and fossil electric utility industry, and the chemical and petrochemical industries.  In addition, the Company provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry. GSE is the parent company of GSE Power Systems, Inc., a Delaware corporation; GSE Power Systems, AB, a Swedish corporation; GSE Engineering Systems (Beijing) Co. Ltd, a Chinese limited liability company; and has a 10% minority interest in Emirates Simulation Academy, LLC, a United Arab Emirates limited liability company.   The Company has only one reportable segment.

On June 22, 2007, the Company raised $9.2 million, net of associated fees of $789,000, through the sale of 1,666,667 shares (the “Shares”) of its common stock, $.01 par value per share, by means of a private placement to selected institutional investors.  Each investor received a five-year warrant to purchase GSE common stock (“the Warrant Shares”) equal to 10% of the shares of common stock that each investor had purchased at an exercise price of $6.00 per share (the “Warrants”).  In aggregate, the Company issued Warrants to purchase a total of 166,667 shares of GSE common stock.

The Company filed its registration statement on Form S-3 with the Securities and Exchange Commission (the “Commission”) on July 16, 2007 covering the offer and sale, from time to time, of the Shares, the Warrant Shares and shares of common stock issuable upon exercise of warrants that may be issued as liquidated damages under the terms of a certain registration rights agreement entered into between the Company and the investors (the “Registration Rights Agreement”) in connection with the private placement.  The Registration Statement became effective on August 8, 2007 and, pursuant to the provisions of the Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to, after the date on which the Registration Statement becomes effective, cause the Registration Statement to remain continuously effective as to all Shares and Warrant Shares, other than for an aggregate of more than 30 consecutive trading days or for more than an aggregate of 60 trading days in any 12-month period. In the event of a default of the foregoing obligation, the Company will be required to issue to the investors, as liquidated damages, on the date the foregoing default occurs and each monthly anniversary thereafter, a number of warrants (on the same terms as the Warrants) equal to 2% of the number of Shares then held by such investor, not to exceed 10% of the total number of Shares then held by such investor, and thereafter cash, in an amount equal to 2% of the aggregate purchase price paid by the investors, not to exceed 30% of the aggregate purchase price paid by the investors.

At the date of issuance, the fair value of the Warrants was $510,000 and the fair value of the Shares was $9.5 million.   The fair value of the Warrants and the Shares was determined by the use of the relative fair value method, in which the $10.0 million gross proceeds was allocated based upon the fair values of the Warrants, as determined by using the Black-Scholes Model, and the Shares, as determined by the closing price of the common stock on the American Stock Exchange on the date the transaction was closed.

The Company paid the placement agent for the Shares and Warrants 6% of the gross proceeds received by the Company from the offering ($600,000).  In addition to the placement agent fee, the Company paid $189,000 of other transaction fees related to the offering.

The proceeds were used to pay down the Company’s line of credit and for other working capital purposes.

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

General Business Environment

 The Company believes it is positioned to take advantage of emerging trends in the power industry including a global nuclear power renaissance driven by the high cost of oil coupled with environmental concerns caused by fossil fuels.  In the U.S. alone, most nuclear electric utilities have applied for license extensions and/or power upgrades.  These license extensions and power upgrades will lead to significant upgrades to the physical equipment and control room technology which will in turn result in the need to modify or replace the existing plant control room simulators.  In addition, eleven utility companies in the United States have already submitted, or plan to submit shortly, construction and operating license applications to the Nuclear Regulatory Commission for the construction of 35 new nuclear plants.  Each of these plants will be required to have a full scope simulator ready for operator training and certification about two years prior to plant operation.  Similar nuclear plant construction programs are underway or planned in China, Russia, Ukraine, Japan and Central Europe to meet growing energy demands.  Globally, industry sources indicate that over 180 new nuclear power plants are in the planning, pre-construction or construction phase.  Based on industry reports and other independent research, the Company believes it has the largest installed base of existing power plant simulators in the United States and over 65% of existing installed power plant simulators worldwide and thus is well positioned to capture a large portion of this business, although no assurance can be given that it will be successful in doing so.

In 2005, the Company completed an agreement with Westinghouse Electric Company, LLC ("Westinghouse") to become their preferred vendor for the development of simulators for the AP1000 reactor design.  As a result of this agreement, GSE is working closely with Westinghouse to finalize the verification and validation of the AP1000 Reactor Human-Machine Interface for the Main Control Room, and the Company’s simulation models have been used to help Westinghouse successfully complete several phases of Human-Machine Interface testing with US regulators.  In turn, Westinghouse and GSE will collaborate on new opportunities both internationally and domestically. The Westinghouse agreement does not prevent the Company from working with other nuclear vendors anywhere in the world.

 According to published reports, in July 2007, Westinghouse and its consortium partner, The Shaw Group Inc., signed definitive multi-million dollar contracts with State Nuclear Power Technology Corporation Ltd., Sanmen Nuclear Power Company Ltd., Shandong Nuclear Power Company Ltd., and China National Technical Import & Export Corporation to provide four AP1000 nuclear power plants in China.  The four plants are to be constructed in pairs on China’s eastern coast at Sanmen in Zhejiang province and Haiyang in Shandong province.  Power plant construction is expected to begin in 2009, with the first plant coming on line in late 2013.  The remaining plants are expected to be operational in 2014 and 2015.  In March 2007, the Company announced that it had been awarded a small contract by Westinghouse for the initial work on the training simulators for the Chinese AP1000 nuclear power plants.  The Company expects to have a definitive contract with Westinghouse to compete the Chinese training simulators in the near future.

The Company continues its focus on the fossil power segment of the power industry; logging $5.4 million of new fossil power simulation orders in the six months ended June 30, 2007.  The Company expects continued growth in this market segment and is focusing on second time simulation buyers that now demand the more sophisticated and realistic simulation models offered by the Company.

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

In July 2007, the Company announced that it had entered into a strategic partnership with SINOPEC Ningbo Engineering Company (SNEC).  SNEC is a wholly owned subsidiary of SINOPEC and its 3,500 employees provide engineering, manufacturing, construction and maintenance services to the oil, chemical and petrochemical industries.  This partnership will enable GSE and SNEC to jointly explore, collaborate and build high fidelity, real-time simulators for the oil, chemical and petrochemical industries.  The first multi-million dollar project under this strategic partnership that GSE has been authorized to commence, is at SINOPEC’s Fujian Refinery.  Specifically, SNEC and GSE will be responsible for the development of a simulator, including high fidelity models, for the Fujian Refinery Integrated Gasification Combine Cycle Plant.

The Company continues to develop its concept of integrating simulation with broader training programs and educational initiatives giving customers a turnkey alternative to operator and maintenance training.  Work continued on the $15.1 million order received in 2006 from the Emirates Simulation Academy, LLC, a United Arab Emirates company, to supply five simulators and an integrated training program.  This contract is expected to be completed in October 2007.  In March 2007, the Company announced the launch of its Simulation and Diagnostic Training Center at the University of Strathclyde in Glasgow, Scotland.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:

(in thousands)	Three months ended June 30,				Six months ended June 30,
	2007	%	2006	%	2007	%	2006	%
Contract revenue	$ 8,398	100.0%	$ 6,556	100.0%	$ 16,243	100.0%	$ 12,140	100.0%
Cost of revenue	5,544	66.0%	4,700	71.7%	11,195	68.9%	8,833	72.8%

Gross profit	2,854	34.0%	1,856	28.3%	5,048	31.1%	3,307	27.2%
Operating expenses:
Selling, general and administrative	2,063	24.6%	1,202	18.3%	3,754	23.1%	2,223	18.3%
Administrative charges from
GP Strategies	-	0.0%	171	2.6%	-	0.0%	342	2.8%
Depreciation	58	0.7%	44	0.7%	109	0.7%	91	0.7%
Total operating expenses	2,121	25.3%	1,417	21.6%	3,863	23.8%	2,656	21.8%

Operating income	733	8.7%	439	6.7%	1,185	7.3%	651	5.4%

Interest expense, net	(209)	(2.5)%	(216)	(3.3)%	(363)	(2.3)%	(373)	(3.1)%
Loss on extinquishment of debt	-	0.0%	-	0.0%	-	0.0%	(1,428)	(11.8)%
Other income (expense), net	(104)	(1.2)%	(71)	(1.1)%	(265)	(1.6)%	(20)	(0.1)%

Income (loss) before income taxes	420	5.0%	152	2.3%	557	3.4%	(1,170)	(9.6)%

Provision for income taxes	72	0.9%	28	0.4%	178	1.1%	28	0.3%

Net income (loss)	$ 348	4.1%	$ 124	1.9%	$ 379	2.3%	$ (1,198)	(9.9)%

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

Capitalization of Computer Software Development Costs.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers.   Once the product is available to be sold, the Company amortizes the costs over the estimated useful life of the product, which normally ranges from three to five years.  As of June 30, 2007, the Company has net capitalized software development costs of $998,000.  On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations.  Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company’s consolidated balance sheet.

Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 Accounting for Income Taxes, management makes a regular assessment of the realizability of the Company’s deferred tax assets.  In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.   The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment.  A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value.  As of June 30, 2007, the Company’s largest deferred tax asset related to a U.S. net operating loss carryforward of $19.3 million which expires in various amounts over the next nineteen years. The amount of loss carryforward which can be used by the Company may be significantly limited due to changes in the Company’s ownership which have occurred subsequent to the spin-off of GSE by GP Strategies, including the equity transactions that occurred in 2006 and 2007.  Thus, a portion of the Company’s loss carryforward may expire unutilized. We believe that the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its net deferred tax assets.  However, the Company presently does not have sufficient objective evidence to support management’s belief, and accordingly, the Company has established a $10.2 million valuation allowance for its net deferred tax assets.

Results of Operations - Three Months and Six Months ended June 30, 2007 versus Three Months and Six Months ended June 30, 2006.

Contract Revenue.  Total contract revenue for the quarter ended June 30, 2007 totaled $8.4 million, which was 28% higher than the $6.6 million total revenue for the quarter ended June 30, 2006. For the six months ended June 30, 2007, contract revenue totaled $16.2 million, a 33.8% increase from the $12.1 million for the six months ended June 30, 2006.   The increase is mainly attributable to the $15.1 million ESA contract received in January 2006.  For the three months ended June 30, 2007 and 2006, the Company recognized $3.3 million and $818,000, respectively, of contract revenue on this project.   For the six months ended June 30, 2007 and 2006, the Company recognized $6.1 million and $1.6 million, respectively, of contract revenue on this project.  This contract is expected to be substantially complete by October 2007. At June 30, 2007, the Company’s backlog was approximately $20.0 million, of which $3.3 million related to the ESA contract.

Gross Profit. Gross profit totaled $2.9 million for the quarter ended June 30, 2007 versus $1.9 million for the same quarter in 2006.  As a percentage of revenue, gross profit increased from 28.3% for the three months ended June 30, 2006 to 34.0 % for the three months ended June, 2007.  For the six months ended June 30, 2007, gross profit increased $1.7 million from the same period in the prior year to $5.0 million (31.1% of revenue).   The increase in gross profit percentage is mainly due to the higher revenue base to recover the Company’s relatively fixed overhead (fixed overhead totaled 7.2% of revenue for the six months ended June 30, 2007 versus 12.1% of revenue for the six months ended June 30, 2006).  In addition, the higher gross margins in 2007 reflect the higher proportion of overall revenue from the ESA project.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $2.1 million in the quarter ended June 30, 2007, a 71.6% increase from the $1.2 million for the same period in 2006. SG&A expenses for the six months ended June 30, 2007 increased 68.9%, from $2.2 million for the six months ended June 30, 2006 to $3.8 million.  The increase reflects the following spending variances:

♦
Business development and marketing costs increased from $541,000 in the second quarter 2006 to $648,000 in the second quarter of 2007 and increased from $1.0 million for the six months ended June 30, 2006 to $1.3 million in the same period 2007.  In the latter part of 2006, the Company added additional business development personnel, plus the Company has incurred higher bidding and proposal costs in 2007.

♦
The Company’s general and administrative expenses totaled $1.3 million in the second quarter 2007, which was 116.6% higher than the $567,000 incurred in the second quarter 2006. Likewise, for the six months ended June 30, 2007, general and administrative expenses increased from $1.0 million in the first six months of 2006 to $2.1 million.  The increases are due to the following:

o
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

o
In February 2007, the Board of Directors approved a new Director compensation plan.   In 2006, only the audit committee members received compensation; in 2007 all independent directors will receive compensation.  In addition, the independent directors were awarded 10,000 stock options each on February 6, 2007.  The options were valued using the Black-Scholes method, and the cost is being amortized over the three year vesting period.

o
The Company also established a two-man advisory committee to the Board of Directors which met once in the first quarter 2007. The advisory committee members are not affiliated with the Company or any of its subsidiaries. The advisory board committee members receive a fee of $7,500 for each meeting that they attend.

o
In May 2006, the Company hired an outside investor relations firm.  The firm receives a monthly fee of $3,500 and a total of 50,000 shares of GSE common stock, with 2,778 shares earned as of the last day of each month during the 18 month consulting period.  The shares are not deliverable to the firm until October 31, 2007.   The fair value of the shares earned is determined using the closing AMEX price as of the last day of each month.

o
The amount of tax loss carryforward which can be used by the Company may be significantly limited due to changes in the Company’s ownership which have occurred subsequent to the spin-off of GSE by GP Strategies, including the equity transactions that occurred in 2006 and 2007.  In 2007, the Company has hired an independent accounting firm to evaluate the changes in the Company’s ownership and to determine the amount of any limitation on the usage of the loss carryforwards.

o
As of June 30, 2007, the Company’s market capitalization exceeded $75 million.  Thus in accordance with the Sarbanes-Oxley Act of 2002, the Company will be required to hire its independent registered public accountants to perform an audit of the Company’s internal  controls over financial reporting as of December 31, 2007.

♦
Gross spending on software product development (“development”) totaled $401,000 in the quarter ended June 30, 2007 as compared to $213,000 in the same period of 2006. For the six months ended June 30, 2007, gross development spending totaled $701,000 versus $352,000 in the same period of 2006.  For the three months ended June, 2007, the Company expensed $187,000 and capitalized $214,000 of its development spending while in the three months ended June 30, 2006, the Company expensed $94,000 and capitalized $119,000 of its development spending.  For the six months ended June 30, 2007, the Company expensed $352,000 and capitalized $349,000 of its development spending and expensed $205,000 and capitalized $147,000 of its development spending in the six months ended June 30, 2006.  The Company’s capitalized development expenditures in 2007 were related to the development of a new graphic user interface (“GUI”) for THEATRe, the replacement of the GUI for SimSuite Pro with JADE Designer, and the addition of new features to JADE Topmeret and Opensim.   The Company anticipates that its total gross development spending in 2007 will approximate $1.2 million.

Administrative Charges from GP Strategies. As noted above, the Company terminated its Management Services Agreement with GP Strategies Corporation on December 31, 2006.  The Company was charged $171,000 by GP Strategies in the first and second quarters of 2006.

Depreciation.  Depreciation expense totaled $58,000 and $44,000 during the quarters ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007 and 2006, depreciation expense totaled $109,000 and $91,000, respectively.

Operating Income.  The Company had operating income of $733,000 (8.7% of revenue) in the second quarter 2007, as compared with operating income of $439,000 (6.7% of revenue) for the same period in 2006.  For the six months ended June 30, 2007 and 2006, the Company had operating income of $1.2 million (7.3% of revenue) and $651,000 (5.4% of revenue), respectively.  The variances were due to the factors outlined above.

Interest Expense, Net.  For the three and six months ended June 30, 2007, net interest expense  totaled $209,000 and $363,000, respectively which was slightly less than the net interest expense for the three and six months ended June 30, 2006 of $216,000 and $373,000, respectively.

The Company incurred interest expense of $66,000 and $77,000 on borrowings against its credit facilities in the three months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007 and 2006, interest expense on credit facility borrowings totaled $107,000 and $96,000, respectively.

Amortization of deferred financing costs related to the Company’s line of credit totaled $133,000 in the second quarter 2007 versus $134,000 in the second quarter 2006.  Deferred financing cost amortization increased from $161,000 for the six months ended June 30, 2006 to $266,000 in the same period 2007.  The increases are due to the establishment of the $5.0 million line of credit with Laurus Master Fund, Ltd. on March 7, 2006.

For the six months ended June 30, 2006, the Company incurred interest expense of $26,000 on the Dolphin Note and original issue discount accretion related to the Dolphin Note and GSE Warrant of $58,000.   The Company paid off the Dolphin Note in conjunction with the preferred stock transaction that was completed in February 2006.

The Company has approximately $2.3 million of cash in Certificates of Deposit that are being used as collateral for three performance bonds.  The Company accrued $24,000 and $49,000 of interest income on these Certificates of Deposit in the three and six months ended June 30, 2007, respectively.

Other miscellaneous interest expense totaled $34,000 and $5,000, respectively, in the three months ended June 30, 2007 and 2006.   For the six months ended June 30, 2007 and 2006, other miscellaneous interest expense totaled $39,000 and $32,000.

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

Other Income (Expense), Net.   For the three and six months ended June 30, 2007, other income (expense), net was ($104,000) and ($265,000), respectively.   For the three and six months ended June 30, 2006, other income (expense) was $(104,000) and ($20,000), respectively.  The major components of other income (expense), net include the following items:

♦
The Company accounts for its investment in ESA using the equity method.  In accordance with the equity method, the Company has eliminated 10% of the profit from this contract as the training simulators are assets that will be recorded on the books of ESA, and the Company is thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination totaled $146,000 and $266,000 for the three and six months ended June 30, 2007 and $61,000 for both the three and six months ended June 30, 2006.

♦
At June 30, 2007, the Company had contracts for the sale of approximately 61 million Japanese Yen and 125,000 Pounds Sterling at fixed rates. The contracts expire on various dates through January 2008.  The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the three and six months ended June 30, 2007 of ($2,000) and ($2,000) in other income (expense).

♦
At June 30, 2006, the Company had contracts for the sale of approximately 176 million Japanese Yen at fixed rates.  The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the three and six months ended June 30, 2006 of ($5,000) and ($17,000), respectively, in other income (expense).

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

As of June 30, 2007, there have been no material changes to the liability for uncertain tax positions.

During the first quarter of 2007, the Company recorded a $106,000 adjustment to correct for the tax benefit taken relating to a component of the debt extinguishment loss incurred in 2006.  The Company does not expect to pay federal income taxes in 2007, however, the Company will incur foreign income tax withholdings on several non-U.S. contracts.  The Company has a full valuation allowance on its deferred tax assets at June 30, 2007.  The amount of loss carryforward which can be used by the Company may be significantly limited and may expire unutilized.

Liquidity and Capital Resources

As of June 30, 2007, the Company’s cash and cash equivalents totaled $6.6 million compared to $1.1 million at December 31, 2006.

Cash Used in Operating Activities.    For the six months ended June 30, 2007, net cash used in operating activities was $279,000.  Significant changes in the Company’s assets and liabilities in the six months ended June 30, 2007 included:
♦	A $908,000 increase in contract receivables mainly due to an increase in unbilled receivables.
♦	A $507,000 decrease in billings in excess of revenue earned.

Net cash used in operating activities was $1.6 million for the six months ended June 30, 2006.  The loss on early extinguishment of debt of $1.4 million was a non-cash expense that had no impact on the Company’s operating cash flow.  Significant changes in the Company’s assets and liabilities in 2006 included:
♦
A $1.7 million increase in contracts receivable.  The increase mainly reflected a $2.1 million invoice issued in January 2006 to the ESA for an advance payment on the UAE training center project that was outstanding at June 30, 2006.  The Company received $1.5 million of the ESA receivable in July 2006 and the balance in December 2006.

♦
A $1.0 million decrease in accounts payable, accrued compensation and accrued expenses.  The reduction mainly reflected the utilization of a portion of the funds received through the Company’s convertible preferred stock transaction to pay down accounts payable.

♦	A $782,000 increase in billings in excess of revenues earned. This increase was also due to the advance payment billing to ESA.

Cash Used in Investing Activities.  Net cash used in investing activities for the three months ended June 30, 2007 totaled $1.8 million.  Capital expenditures totaled $186,000, capitalized software development costs totaled $349,000 and the Company increased its investment in ESA by $128,000.   Two cash collateralized stand-by letters of credit expired in 2007 and the cash collateral was released.  The Company has deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank (“UNB”) in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  The guarantee will remain in place until the expiration of the ESA credit facility on December 31, 2014 or earlier if ESA pays down and terminates the credit facility.

The Company anticipates that its total capital expenditures in 2007 will approximate $250,000.

 For the three months ended June 30, 2006, net cash used in investing activities was $2.6 million consisting of $147,000 of capitalized software development costs, $106,000 of capital expenditures, and the restriction of $2.3 million of cash as collateral for four performance bonds issued by the Company and backed by standby letters of credit.  The largest was a $2.1 million performance bond issued to ESA which expires on October 31, 2008.

 Cash Provided by Financing Activities.    In the six months ended June 30, 2007, the Company generated $7.6 million from financing activities.  The Company generated net proceeds of $9.2 million from the issuance of 1,666,667 shares of common stock and warrants which was used to pay down the Laurus Master Fund line of credit.  The Company generated $840,000 from the exercise of warrants and employee stock options.  The Company recognized a tax benefit of $19,000 related to employee stock option exercises.  The Company paid dividends of $49,000 to the Series A Cumulative Convertible Preferred stockholders, and paid the $316,000 preferred stock dividend that was due to ManTech since 2003.

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

On May 18, 2006, the Company received a $2.0 million advance from Laurus which was over and above the funds that were available to the Company based on its normal borrowing base calculation.  The over advance was used to collateralize a $2.1 million performance bond that the Company issued to ESA in the form of a standby letter of credit.  One half of the over advance expired in July 2006, the other half in May 2007.   The over advance bore additional interest of 1.5% per month over and above the normal interest rate on the line of credit.

The Company received $130,000 through the issuance of common stock due to the exercise of employee stock options in the six months ended June 30, 2006

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

Credit Facilities

The Company has a $5.0 million line of credit with Laurus Master Fund, Ltd.  The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable, and 40% of eligible unbilled receivables (up to a maximum of $1.0 million).  The interest rate on this line of credit is based on the prime rate plus 200-basis points (10.25% as of June 30, 2007), with interest only payments due monthly.  The credit facility does not require the Company to comply with any financial ratios.  The credit facility expires on March 6, 2008.   Because the Laurus line of credit agreement includes both a subjective acceleration clause and a requirement to maintain a lock-box arrangement whereby remittances for GSE’s customers reduce the outstanding debt, the borrowings under the line of credit have been classified as short-term obligations on the balance sheet.  At June 30, 2007, the Company’s available borrowing base was $2.0 million, none of which had been utilized.

Common Stock and Warrant Transaction

On June 22, 2007, the Company raised $9.2 million, net of associated fees of $789,000, through the sale of 1,666,667 shares (the “Shares”) of its common stock, $.01 par value per share, by means of a private placement to selected institutional investors.  Each investor received a five-year warrant to purchase GSE common stock (“the Warrant Shares”) equal to 10% of the shares of common stock that they had purchased at an exercise price of $6.00 per share (the “Warrants”).  In aggregate, the Company issued Warrants to purchase a total of 166,667 shares of GSE common stock.

The Company filed its registration statement on Form S-3 with the Securities and Exchange Commission (the “Commission”) on July 16, 2007 covering the offer and sale, from time to time, of the Shares, the Warrant Shares and shares of common stock issuable upon exercise of warrants that may be issued as liquidated damages under the terms of a certain registration rights agreement entered into between the Company and the investors (the “Registration Rights Agreement”) in connection with the private placement.  The Registration Statement became effective on August 8, 2007 and, pursuant to the provisions of the Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to, after the date on which the Registration Statement becomes effective, cause the Registration Statement to remain continuously effective as to all Shares and Warrant Shares, other than for an aggregate of more than 30 consecutive trading days or for more than an aggregate of 60 trading days in any 12-month period. In the event of a default of the foregoing obligation, the Company will be required to issue to the investors, as liquidated damages, on the date the foregoing default occurs and each monthly anniversary thereafter, a number of warrants (on the same terms as the Warrants) equal to 2% of the number of Shares then held by such investor, not to exceed 10% of the total number of Shares then held by such investor, and thereafter cash, in an amount equal to 2% of the aggregate purchase price paid by the investors, not to exceed 30% of the aggregate purchase price paid by the investors.

At the date of issuance, the fair value of the Warrants was $510,000 and the fair value of the Shares was $9.5 million.   The fair value of the Warrants and the Shares was determined by the use of the relative fair value method, in which the $10.0 million gross proceeds was allocated based upon the fair values of the Warrants, as determined by using the Black-Scholes Model, and the Shares, as determined by the closing price of the common stock on the American Stock Exchange on the date the transaction was closed.

The Company paid the placement agent a fee in the amount of 6% of the gross proceeds received by the Company from the offering ($600,000).  In addition to the placement agent fee, the Company paid $189,000 of other transaction fees related to the offering.

The proceeds were used to pay down the Company’s line of credit and for other working capital purposes.

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

Series A Cumulative Preferred Stock

On February 28, 2006, the Company raised $3.9 million, net of associated fees of $395,000, through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to “accredited investors”, as that term is used in rules and regulations of the Securities and Exchange Commission.  The Convertible Preferred Stock was convertible at any time into a total of 2,401,130 shares of GSE common stock at a conversion price of $1.77 per share. The conversion price was equal to 110% of the closing price of the Company’s Common Stock on February 28, 2006, the date the sale of the Convertible Preferred Stock was completed.  Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77.  In aggregate, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock.  The Convertible Preferred Stock holders were entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30.  In 2006, the Company paid dividends totaling $279,000 to the preferred stockholders; in the six months ended June 30, 2007 the Company paid dividends totaling $49,000.  At the date of issuance, the fair value of the warrants was $342,000 and the fair value of the preferred stock was $3.9 million. The fair value of the warrants and the preferred stock was determined by the use of the relative fair value method, in which the $4.25 million gross proceeds was allocated based upon the fair values of the warrants, as determined by using the Black-Scholes Model, and the preferred stock, as determined by an independent appraisal.  At any time after March 1, 2007, the Company had the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeded 200% of the Series A Conversion Price.  Prior to March 7, 2007, the holders of 22,500 shares of Preferred Stock had already elected to convert their Preferred Stock into a total of 1,271,187 shares of Common Stock; 8,580 shares of Preferred Stock were converted in 2006 and 13,920 shares of preferred Stock in 2007.  On March 7, 2007, the Company sent notice to the holders of the remaining 20,000 outstanding shares of its Preferred Stock that the average current stock price for the prior twenty trading days had exceeded 200% of the Conversion Price, and that the Company was converting the outstanding Preferred Stock into common stock.  The 20,000 shares of Preferred Stock converted to 1,129,946 shares of GSE common stock.

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

As of June 30, 2007, there have been no material changes to the liability for uncertain tax positions.

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

 At June 30, 2007, the Company had contracts for the sale of approximately 61 million Japanese Yen and 125,000 Pounds Sterling at fixed rates. The contracts expire on various dates through January 2008.  The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the three and six months ended June 30, 2007 of $2,000 and $2,000, respectively,  in other expense.

At June 30, 2006, the Company had contracts for the sale of approximately 176 million Japanese Yen at fixed rates.  The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the three and six months ended June 30, 2006 of $5,000 and $17,000, respectively, in other expense.

The Company is also subject to market risk related to the interest rate on its existing line of credit.  As of June 30, 2007, such interest rate is based on the prime rate plus 200 basis-points.  A 100 basis-point change in such rate during the three and six months ended June 30, 2007 would have increased the Company’s interest expense by approximately $1,000 and $5,000, respectively.

Item 4.                       Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  The Company maintains adequate internal disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended) as of the end of the period covered by this quarterly report on Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”), who is its principal executive officer, and Chief Financial Officer (“CFO”), who is its principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of June 30, 2007 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of June 30, 2007 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to satisfy the objectives for which they were intended and that the information required to be disclosed is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) compiled and communicated to our management to allow timely decisions regarding required disclosure.

The Company is not an accelerated filer and, accordingly, it is not required to comply with the Commission’s enhanced requirements for certification and attestation of internal control over financial reporting for its Form 10-Q for the three and six months ended June 30, 2007.

(b) Changes in internal control. Based upon the evaluation of internal controls that the Company performed as of December 31, 2006, the Company identified a material weakness in that the Company’s accounting department did not have sufficient expertise to analyze the accounting for complex tax matters and did not have the services of an outside tax consultant. Throughout 2006, the Company had relied on the advice of an outside tax consultant; however, this tax consultant died unexpectedly in early 2007.   (A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.)

In the second quarter 2007, the Company engaged a new outside tax consulting firm, Grant Thornton LLP, thus ensuring that it will have access to well-qualified experts with the requisite level of skill and competence to evaluate complex tax matters and analyze the related accounting.   The Company believes that the engagement of Grant Thornton LLP has eliminated the material weakness as of June 30, 2007 and that no additional steps are necessary.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                        Defaults Upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

On June 28, 2007, the Company held its annual meeting of shareholders.  At that meeting, the following matters were voted upon:

	Proposal	For	Withheld	Total
1)	Election of Directors for a three year term expiring in 2010:
	Jerome I. Feldman	10,512,377	495,774	11,008,151
	John V. Moran	10,551,492	456,659	11,008,151
	George J. Pedersen	10,432,349	575,802	11,008,151

	The following directors are serving terms until the annual meeting in 2008 and were not reelected
	at the June 28, 2007 annual meeting:
	Michael D. Feldman
	Sheldon L. Glashow
	Roger L. Hagengruber

	The following directors are serving terms until the annual meeting in 2009 and were not reelected
	at the June 28, 2007 annual meeting:
	Scott N. Greenberg
	Joseph W. Lewis
	O. Lee Tawes, III

	Proposal	For	Against	Abstain	Total
2)	Ratification of KPMG LLP as
	the Company's independent registered
	public accountants for the 2007 fiscal year	10,972,810	21,924	13,417	11,008,151

3)	Proposal
	Ratification of the grant of non-plan options
	awarded in 1998 to certain directors	7,982,129	3,019,302	6,720	11,008,151

Item 5.                        Other Information

None

Item 6.                        Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2007

GSE SYSTEMS, INC.

/S/ JOHN V. MORAN
John V. Moran
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)