Form 10-K
GSE SYSTEMS INC
filed 2008-03-17
CIK 944480

Conformed
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to ____

Commission File Number 0-26494
GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
7133 Rutherford Rd, Suite 200, Baltimore MD.	21244
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (410) 277-3740

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  [  ]  No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant was $93,823,138 on June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of such stock on that date of $6.60.

The number of shares outstanding of the registrant’s Common Stock as of March 14, 2008 was 15,511,790 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III.

GSE SYSTEMS, INC.

FORM 10-K

 For the Year Ended December 31, 2007

*	to be incorporated by reference from the Proxy Statement for the registrant’s 2008 Annual Meeting of Shareholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

This report and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on management’s assumptions, expectations and projections about us, and the industry within which we operate, that have been made pursuant to the Private Securities Litigation Reform Act of 1995 which reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities.  Wherever possible, words such as “anticipate”, “believe”, “continue”, “estimate”, “intend”, “may”, “plan”, “potential”, “predict”, “expect”, “should”, “will” and similar expressions, or the negative of these terms or other comparable terminology, have been used to identify these forward-looking statements.  These forward-looking statements may also use different phrases.  These  statements regarding our expectations reflect our current  beliefs  and  are  based  on  information  currently  available  to us.  Accordingly, these statements by their nature are subject to risks and uncertainties, including those listed under Item 1A Risk Factors, which could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Except as otherwise  required by federal  securities  law,  we are  not  obligated  to  update  or  revise  these forward-looking statements to reflect new events or circumstances.  We caution you that a variety of factors, including but not limited to the factors described below under Item 1A Risk Factors and the following, could cause our business conditions and results to differ materially from what is contained in forward looking statements:

-	changes in the rate of economic growth in the United States and other major international economies;

-	changes in investment by the nuclear and fossil electric utility industry, the chemical and petrochemical industries and the U.S. military;
-	changes in the financial condition of our customers;
-	changes in regulatory environment;
-	changes in project design or schedules;
-	contract cancellations;
-	changes in our estimates of costs to complete projects;
-	changes in trade, monetary and fiscal policies worldwide;
-	currency fluctuations;
-	war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;
-	outcomes of future litigation;
-	protection and validity of our trademarks and other intellectual property rights;
-	increasing competition by foreign and domestic companies;
-	compliance with our debt covenants;
-	recoverability of claims against our customers and others; and
-	changes in estimates used in our critical accounting policies.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in proxy statements, quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

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

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d) will be made available free of charge through the Investor Relations section of the Company’s Internet website (http://www.gses.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC.  In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Recent Developments.

On June 22, 2007, the Company raised $9.2 million, net of associated fees of $768,000, through the sale of 1,666,667 shares (the “Shares”) of its common stock, $.01 par value per share, by means of a private placement to selected institutional investors.  Each investor received a five-year warrant to purchase GSE common stock (the “Warrant Shares”) equal to 10% of the shares of common stock that each investor purchased at an exercise price of $6.00 per share (the “Warrants”).  In aggregate, the Company issued Warrants to purchase a total of 166,667 shares of GSE common stock.

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

The Company paid the placement agent for the Shares and Warrants 6% of the gross proceeds received by the Company from the offering ($600,000).  In addition to the placement agent fee, the Company paid $168,000 of other transaction fees related to the offering.

The proceeds were used to pay down the Company’s line of credit and for other working capital purposes.

At a special shareholder’s meeting on December 13, 2007, the Company’s shareholders approved an amendment to the Company's Certificate of Incorporation increasing GSE’s authorized common stock by 12 million shares to a total of 30 million shares.  In addition, the shareholders approved an amendment to the Company’s 1995 Long-Term Incentive Plan (amended and restated September 25, 2007) (the “Plan”) which increased the number of shares available under the Plan by 1 million shares to a total of 3.5 million shares and extended the life of the Plan by an additional 10 years to June 30, 2018.  The Company has reserved 1 million shares of the newly authorized common stock for issuance pursuant to the provisions of the Plan.

The Company is finalizing two new loan and security agreements with Bank of America that will provide revolving lines of credit up to an aggregate $5.0 million. The Company and its subsidiary, GSE Power Systems, Inc., will be jointly and severally liable as co-borrowers.  The credit facilities will enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of $3.5 million will enable the Company to borrow funds up to 90% of eligible foreign accounts receivable, and 75% of eligible unbilled foreign receivables. The line of credit will be 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit will be based on the one-month LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit in the principal amount of $1.5 million will enable the Company to borrow funds up to 80% of domestic accounts receivable and 30% of domestic unbilled receivables.  The interest rate on this line of credit will be based on the one-month LIBOR rate plus 225 basis points, with interest only payments due monthly.   The credit facilities will require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank’s consent.  The Company expects to close on the new loan and security agreements by March 31, 2008.

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

The nuclear power industry has been largely dormant for the last thirty years with few opportunities to provide new full scope simulators.  The Company’s nuclear simulation business has concentrated mainly on providing services to the installed base of nuclear simulators worldwide.  These services are primarily related to upgrading antiquated simulation software and hardware systems, providing new and improved plant and system simulation models, and modifying the simulator to reflect changes in the physical plant.  However, over the last several years, the nuclear power industry has experienced a dramatic change, and most energy experts believe the industry is on the verge of a “renaissance”, driven by the gap between the energy that the world is projected to need versus the current capacity, the rising cost of oil, and growing environmental concerns caused by fossil fuels. Government and industry sources and trade journals report that up to 200 new nuclear plants will be built over the next 20 years.   In the U.S. alone, applications for accelerated construction and operating licenses have been submitted for 35 new nuclear plants.  Each new plant will be required to have a full scope simulator ready for operator training and certification about two years prior to plant operation.  Similar nuclear plant construction programs are underway or planned in China, Russia, Ukraine, Japan and Central Europe to meet growing energy demands.  In addition, most U.S. nuclear electric utilities have applied for license extensions and/or power upgrades.  These license extensions will lead to significant upgrades to the physical equipment and control room technology which will result in the need to modify or replace the existing plant control room simulators. The Company, having what it believes is the largest installed base of existing simulators, over 60% on a global basis, is well positioned to capture a large portion of this business, although no assurance can be given that it will be successful in doing so.  The Company logged approximately $21.5 million, $12.2 million and $10.3 million in nuclear simulation orders in the years ended December 31, 2007, 2006 and 2005, respectively.

In 2005, the Company completed an agreement with Westinghouse Electric Company LLC (“Westinghouse”) to become their preferred vendor for the development of simulators for their AP1000 reactor design.  As a result of this agreement, GSE is working closely with Westinghouse to cooperate in the development of simulators for the AP1000 design and assist Westinghouse in the verification and validation of the AP1000 Human Machine interface.  The Company’s simulation models have been used to help Westinghouse successfully complete several phases of Human Machine Interface testing with US regulators.  In September 2007, GSE received an initial contract from Westinghouse to begin work on the Sanmen simulator project in China.  Westinghouse and its consortium partners received definitive multi-million dollar contracts from State Nuclear Power Technology Corporation Ltd., Sanmen Nuclear Power Company Ltd., Shandong Nuclear Power Company Ltd., and China National Technical Import & Export Corporation to provide four AP1000 nuclear power plants in China.  The four plants are to be constructed in pairs on China’s eastern coast at Sanmen in Zhejiang province and Haiyang in Shandong province. In February 2008, the Company received the balance of its multi-million dollar order from Westinghouse.  The Westinghouse agreement is not exclusive and does not prevent the Company from working with other nuclear vendors anywhere in the world.

The Company’s fossil fueled power simulation business has been growing rapidly over the past three years.  The Company logged approximately $11.2 million, $4.8 million, and $3.8 million of fossil fueled simulation orders for the years ended December 31, 2007, 2006 and 2005, respectively.   The transition from obsolete analog control systems to modern digital control systems and the new requirements for complex emission control systems are contributing to the growth the Company is experiencing in this business, coupled with the fact that GSE’s high-fidelity simulation models can be used to validate control schemes and logics for new designs before the control systems are deployed to the field.  GSE builds the plant models based upon design specifications supplied by its customers, and the models then drive the actual digital control systems in the factory.  This testing can uncover numerous control system discrepancies.  By correcting these problems at the factory versus in the field, GSE's customers can save millions in reduced down time and reduced commissioning time.

 GSE’s process industries simulation business customers include primarily oil and gas production facilities, oil refining plants, chemical plants and petro-chemical facilities.  The increased need for oil and oil based refined products coupled with the rising price of oil is creating a global expansion in oil production facilities.  In addition, there is more focus on regular, periodic and systematic training of plant operator personnel which may reduce the risk of operator errors and potentially catastrophic environment disasters and/or loss of life.   The Company logged approximately $3.4 million, $1.5 million, and $849,000 of process industry simulation orders for the years ended December 31, 2007, 2006 and 2005, respectively.

In July 2007, the Company announced that it had entered into a strategic partnership with Sinopec Ningbo Engineering Company (“SNEC”).  SNEC is a wholly-owned subsidiary of SINOPEC and its 3,500 employees provide engineering, manufacturing, construction and maintenance services to the oil, chemical and petrochemical industries.  This partnership will enable GSE and SNEC to jointly explore, collaborate and build high fidelity, real-time simulators for the oil, chemical and petrochemical industries.  The first multi-million dollar project under this strategic partnership that GSE has been authorized to commence is at SINOPEC’s Fujian Refinery.  Specifically, SNEC and GSE will be responsible for the development of a simulator, including high fidelity models, for the Fujian Refinery Integrated Gasification Combine Cycle Plant.

The Company continues to develop its concept of integrating simulation with broader training programs and educational initiatives giving customers a turnkey alternative to traditional on-site operator and maintenance training.  Work continued on the $15.1 million order received in 2006 from ESA to supply five simulators and an integrated training program. A $1.7 million change order was received from ESA in late 2007 increasing the total order value to $16.8 million.   At December 31, 2007, $1.1 million of backlog remained on this project.

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

In October 2002, GSE purchased the stock of ManTech Automation Systems (Beijing) Company Ltd, from ManTech International Corp.  The Chinese company, which has ten employees, was renamed GSE Systems Engineering (Beijing) Company Ltd. This acquisition gave the Company a base in China to pursue and implement simulation projects in that emerging market.

Simulation Business.

I.  Nuclear and Fossil Fuel Power Simulation.

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

The importance of nuclear power to the U.S. energy supply is resulting in the extension of the useful lives of U.S. nuclear power plants.  Any service life extension of a nuclear power plant is likely to require major upgrades to the plant's equipment and technology, including its simulator.

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

GSE provides both turn-key solutions, including simulated hardware and proprietary software, to match a specific plant, and discrete simulation technology for specific uses throughout a plant.  Its substantial investment in simulation technology has led to the development of proprietary software tools.  These tools significantly reduce the cost and time to implement simulation solutions and support long-term maintenance.  The Company’s high fidelity, real-time simulation technology for power plant fluid, logic and control, electrical systems and associated real-time support software, JADE, is available for use primarily on UNIX, Linux and Windows computer platforms.  The Company’s eXtreme tools were designed for the Windows environment.  Both technologies were specifically designed to provide user friendly graphic interfaces to the Company’s high fidelity simulator.

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

Products of the Power Simulation business include:

♦
Java Applications & Development Environment (JADETM), a Java-based application that provides a window into the simulation instructor station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run simulation scenarios from anywhere they have access to the web.  JADE includes the following software modeling tools:

♦	JflowTM, a modeling tool that generates dynamic models for flow and pressure networks.
♦	JcontrolTM, a modeling tool that generates control logic models from logic diagrams.
♦	JlogicTM, a modeling tool that generates control logic models from schematic diagrams.

♦	JelectricTM, a modeling tool that generates electric system models from schematic and one-line diagrams.
♦	JtopmeretTM, a modeling tool that generates two phase network dynamic models.
♦	JdesignerTM, a JADE based intuitive graphic editor for all JADE tools.
♦	JstationTM, a JADE based web-enabled Instructor Station.

♦	eXtreme ToolsTM, a suite of software modeling tools developed under the Microsoft Windows environment. It includes:
♦	XtremeFlowTM, a modeling tool that generates dynamic models for flow and pressure networks.
♦	XtremeControlTM, a modeling tool that generates control logic models from logic diagrams.
♦	XtremeLogicTM, a modeling tool that generates control logic models from schematic diagrams.
♦	Xtreme ElectricTM, a modeling tool that generates electric system models from schematic and one-line diagrams.

♦
SimExec® and OpenSim®, real-time simulation executive systems that control all real-time simulation activities and allow for an off-line software development environment in parallel with the training environment.  OpenSim is targeted for users of Microsoft Windows operating systems, while SimExec is targeted for users of Microsoft Windows, UNIX and Linux operating systems.

♦
SmartTutor®, complementary software for instructor stations.  It provides new capabilities to help improve training methodologies and productivity.  Using Microsoft Smart Tag technology, SmartTutor allows the control of the simulator software directly from Microsoft Office products.  The user can run training scenarios directly from a Microsoft Word document, or he can plot and show transients live within a Microsoft PowerPoint slide.

♦
eXtreme I/STM, a Microsoft Windows based Instructor Station that allows the use of Microsoft Word and PowerPoint to control the real-time simulation environment. eXtreme I/S is a user-friendly tool for classroom training and electronic report generation.  It provides real-time plant performance directly from the simulator during classroom training, which drastically increases learning efficiency.

♦
Pegasus Surveillance and Diagnosis SystemTM, a software package for semi-automatic plant surveillance and diagnostics, incorporates sophisticated signal processing and simulation techniques to help operators evaluate the condition and performance of plant components.  Pegasus permits plant management to identify degraded performance and replace components before they fail.

♦
SIMONTM, a computer workstation system used for monitoring stability of boiling water reactor plants. SIMON assists the operator in determining potential instability events, enabling corrective action to be taken to prevent unnecessary plant shutdowns.

The Simulation business also provides consulting and engineering services to help users plan, design, implement, and manage/support simulation and control systems. Services include application engineering, project management, training, site services, maintenance contracts and repair.

Strategy

The goal of the Power Simulation business is to expand its business on three fronts:
♦	Continue serving its traditional customer base.

♦	Combine its simulation capability with training content to provide totally integrated training solutions.
♦	Leverage its existing engineering staff to provide additional services to domestic and international clients.

Traditional Simulation Market.  Nuclear power currently accounts for about 20% of the electrical power grid capacity in the United States and this percentage will likely remain the same even as total capacity increases.  Any new nuclear power plants will likely be of the advanced reactor designs created by Westinghouse, General Electric and Areva.  These new designs require new simulators and training programs, as they are different from the nuclear power plant designs currently in operation. In addition to new power plants, existing nuclear power plants will likely be required to remain on-line for a longer period than originally expected.  In order to stay in operation, many plants will require life extension modifications.  Since all existing U.S. nuclear power plants went on-line before 1979, their designs and technology can also benefit from the substantial advances in plant design and technology developed over the past 25 years.  For example, several of the Company’s U.S. utility customers are considering replacing their existing hard panel control rooms with modern distributed control systems (DCS) as are common in fossil fuel plants, and which have been implemented in Europe for several years.   Significant changes to control room instrumentation and overall control strategy from hard panel to DCS generally require modification or replacement of the plant simulator. With the largest installed base of nuclear plant simulators in the world, the Company believes it is uniquely positioned to serve this market segment with new simulation products and services.  GSE has received several projects in the last few years for implementing digital turbine control systems in U.S. plants.

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

In recent years, a significant amount of the Company’s international business has come from contracts in Eastern Europe, including the republics of the former Soviet Union, and the Pacific Rim.  In order to acquire and perform these contracts, the Company entered into strategic alliances with various entities including All Russian Research Institute for Nuclear Power Plant Operation (Russia); Kurchatov Institute (Russia); Risk Engineering Ltd. (Bulgaria); Samsung Electronics (Korea); Sinopec Ningbo Engineering Company (China); Toyo Engineering Corporation (Japan); and Westinghouse Electric Company LLC (U.S.).  In March 2006, GSE completed a strategic alliance with the University of Strathclyde in Glasgow, UK to develop a simulation training and plant diagnostics center to serve the UK.

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

Customers

The Power Simulation business has provided approximately 200 simulation systems to an installed base of over 75 customers worldwide.  In 2007, approximately 71% of the Company’s revenue was generated from end users outside the United States.   Customers include, among others, ABB Inc., American Electric Power, Bernische Kraftwerke AG (Switzerland), British Energy Generation Ltd. (UK), Comission Federal De Electricidad (Mexico), Emerson Process Management, Emirates Simulation Academy, LLC (UAE),  Honeywell Hi-Spec Solutions (Canada), Kapar Energy Ventures SDN BHD (Malaysia), Karnkraftsakerhet och Utbildning AB (Sweden), Battelle’s Pacific Northwest National Laboratory, Nuclear Engineering Ltd. (Japan), Pebble Bed Modular Reactor (Pty) Ltd. (South Africa), PSEG Nuclear, Inc., and Rosenergoatom Federal State Owned Enterprise (Russia).

For the year ended December 31, 2007, the Emirates Simulation Academy LLC (UAE) provided 31% of the Company’s consolidated revenue (21% in 2006 and none in 2005); Rosenergoatom Federal State Owned Enterprise (Russia) provided 9% of the Company’s consolidated 2007 revenue (12% in 2006 and none in 2005), and Battelle’s Pacific Northwest National Laboratory accounted for approximately 4% of the Company’s consolidated revenue (11% and 25% in 2006 and 2005, respectively).   The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects the Company performs in Eastern and Central Europe.

Sales and Marketing

The Company markets its Power Simulation products and services through a network of direct sales staff, agents and representatives, systems integrators and strategic alliance partners. Market-oriented business and customer development teams define and implement specific campaigns to pursue opportunities in the power marketplace.

The Company’s ability to support its multi-facility, international and/or multinational Power Simulation clients is facilitated by its network of offices and strategic partners in the U.S. and overseas. Power Simulation offices are maintained in Maryland and Georgia, and outside the U.S., in Sweden and China.  In addition to the offices located overseas, the Company’s ability to conduct international business is enhanced by its multilingual and multicultural work force. GSE has strategic relationships with systems integrators and agents representing its interests in the Czech Republic, Bulgaria, Germany, Japan, Mexico, People’s Republic of China, South Africa, Spain, South Korea, Taiwan, Ukraine and the United Kingdom.

II.  Process Industries Simulation.

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

Strategy

GSE is uniquely positioned in the process simulation market to provide total training solutions which combine the development of the plant simulator with the training infrastructure and course material to enable the customer to truly benefit from the simulator investment.  The core concepts of process simulation make the technology a basis for other potential process improvement activities, such as Advanced Process Control and Process Optimization, which is where some of the major GSE competition has more business focus than for operator training. GSE will continue to emphasize its operator training focus and strengths, as well as the application of the process simulator for change management, where changes in the process, control strategy, or operating procedures can be evaluated in real time before they are applied to the actual process units. On-stream time is an important economic factor, and there is recognizable value in avoiding the risk of unplanned process disturbances from invalidated changes.

An emerging energy market is developing for Integrated Gasification Combined Cycle (“IGCC”) power plants.  These new plants produce electricity more efficiently than traditional power plants by first converting existing refinery waste materials into synthetic gas that is used to power a gas turbine.  The gas is then burned to create steam to turn a steam turbine.  The unique nature of these plants requires expertise both in chemical process simulation and power simulation.  GSE is one of the few simulator companies in the world with expertise in both areas.

In 2007, GSE was awarded a contract from Sinopec Ningbo Engineering Company (“SNEC”) to build an IGCC simulation platform for design verification and validation of the Fujian IGCC plant in China.  GSE also formed a strategic alliance with SNEC to build simulators for the SNEC designed refineries and IGCC plants throughout China.

Customers

Hydrocarbon and chemical process customers include numerous large oil refineries and chemical plants such as Statoil ASA of Norway, Bayernoil of Germany, Saudi Basic Industries Corporation of Saudi Arabia, Sinopec of China, and Washington Savannah River Company of the U.S.

Competition

GSE’s process simulation competitors are a varied group. There are major corporations offering a wide range of products and services that include operator training simulators.  There are also companies focused on Process Technology and manufacturing enhancement, such as Invensys and Honeywell who are Distributed Control System (“DCS”) distributors to the refining industry and provide operator simulation as part of their DCS offering.   There is a collection of companies with specific industry niches that enables them to compete in operator training simulation, such as Invensys and RSI. There are also the smaller training companies that compete at the lower cost levels of Computer Based Training (“CBT”) or simple simulations close to CBT.

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

Competitive Advantages.

The Company believes that it is in a strong position to compete in the Simulation markets based upon the following strengths:

♦
Technical and Applications Expertise.  GSE is a leading innovator and developer of real-time software with more than 30 years of experience producing high fidelity real-time simulators.  As a result, the Company has acquired substantial applications expertise in the energy and industrial process industries.  The Company employs a highly educated and experienced multinational workforce of 153 employees, including approximately 108 engineers and scientists.  Approximately 50% these engineers and scientists have advanced science and technical degrees in fields such as chemical, mechanical and electrical engineering, applied mathematics and computer sciences.

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

♦	utilization and integration of numerous off-the-shelf products for improved performance.

♦	Training Curricula. The Company has developed detailed course material in engineering fundamentals and specific industrial applications.

♦
International Strengths.  Approximately 71% of the Company’s 2007 revenue was derived from international sales of its products and services.  GSE has a multinational sales force with offices located in Beijing, China, and Nyköping, Sweden and agents, representatives and partners in 20 other countries. To capitalize on international opportunities and penetrate foreign markets, the Company has established strategic alliances and partnerships with several foreign entities and universities.

Intellectual Property.

The Company depends upon its intellectual property rights in its proprietary technology and information.  GSE maintains a portfolio of trademarks (both registered and unregistered), copyrights (both registered and unregistered), and licenses.  While such trademarks, copyrights and licenses as a group are of material importance to the Company, it does not consider any one trademark, copyright, or license to be of such importance that the loss or expiration thereof would materially affect the Company.   The Company relies upon a combination of trade secrets, copyright, and trademark law, contractual arrangements and technical means to protect its intellectual property rights.  GSE distributes its software products under software license agreements that grant customers nonexclusive licenses for the use of its products, which are nontransferable.  Use of the licensed software is restricted to designated computers at specified sites, unless the customer obtains a site license of its use of the software.  Software and hardware security measures are also employed to prevent unauthorized use of the Company’s software, and the licensed software is subject to terms and conditions prohibiting unauthorized reproduction of the software.

The Company previously held several U.S. patents that were issued in the 1996 timeframe, none of which (individually or collectively) had a significant role in the Company’s current business operations.  The Company elected to not renew or extend those patents and, at present, does not own any patents.  In accordance with Title 35 U.S. Code Section 154, patents have a duration of 20 years from the filing date of the application, subject to any statutory extension, provided they are properly maintained.  The Company believes that all of the Company’s trademarks (especially those that use the phrase "GSE Systems") are valid and will have an unlimited duration as long as they are adequately protected and sufficiently used.  The Company’s licenses are perpetual in nature and will have an unlimited duration as long as they are adequately protected and the parties adhere to the material terms and conditions.

GSE has eleven registered U.S. trademarks:  RETACT®, GSE Systems®, THOR®, OpenSim®, SmartTutor®, SimSuite Pro®, ESmart®, GAARDS®, Openexec®, REMITS-Real-Time Emergency Management Interactive Training System® and SimExec®   Some of these trademarks have also been registered in foreign countries.  The Company also claims trademark rights to GFLOW+™, GLOGIC+™, GCONTROL+™, GPower+™, SimSuite Power™, eXtreme I/S™, RACS™, PEGASUS Plant Surveillance and Diagnosis System™, SIMON™, BRUS™, Sens Base™, Vista PIN™, and Java Application and Development Enviroment (JADE)™.

In addition, the Company maintains federal statutory copyright protection with respect to its software programs and products, has registered copyrights for some of the documentation and manuals related to these programs, and maintains trade secret protection on its software products.

Despite these protections, the Company cannot be sure that it has protected or will be able to protect its intellectual property adequately, that the unauthorized disclosure or use of its intellectual property will be prevented, that others have not or will not develop similar technology independently, or, to the extent it owns any patents in the future, that others have not or will not be able to design around those patents.   Furthermore, the laws of certain countries in which the Company’s products are sold do not protect its products and intellectual property rights to the same extent as the laws of the United States.

Industries Served.

The following chart illustrates the approximate percentage of the Company's 2007, 2006, and 2005 consolidated revenue by industries served:

	2007	2006	2005
Nuclear power industry	45%	60%	83%
Fossil power industry	20%	18%	14%
Training and education industry	31%	21%	-
Other	4%	1%	3%

Total	100%	100%	100%

Contract Backlog.

The Company does not reflect an order in backlog until it has received a contract that specifies the terms and milestone delivery dates. As of December 31, 2007, the Company’s aggregate contract backlog totaled approximately $24.6 million (including $1.1 million for the ESA contract) of which approximately $15.9 million or 65% is expected to be converted to revenue by December 31, 2008.  As of December 31, 2006, the Company’s aggregate contract backlog totaled approximately $18.5 million.

Employees.

As of December 31, 2007, the Company had 153 employees as compared to 135 employees at December 31, 2006.

ITEM 1A.  RISK FACTORS.
The following discussion of risk factors contains “forward-looking statements,” as discussed on page 3 of this Annual Report on Form 10-K.  These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere.  The Company believes that the following risk factors may cause the market price for its common stock to fluctuate, perhaps significantly. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations.  The Company’s common stock has also experienced a relatively low trading volume, making it further susceptible to extreme price fluctuations. The following information should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes under Item 8, Financial Statements and Supplementary Data.

We routinely encounter and address risks, some of which may cause our future results to be different, sometimes materially, than we presently anticipate.  Discussion about important operational risks that we encounter can be found in Item 1, Business and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We have described certain important strategic risks below.  Our reactions as well as our competitors’ reactions to material future developments may affect our future results.

The Company’s global growth is subject to a number of economic and political risks.

The Company conducts its operations in Europe, Asia and the Middle East.  Global economic developments affect businesses such as GSE and the Company’s operations are subject to the effects of global competition. The Company’s global business is affected by local economic environments, including inflation, recession and currency volatility.  Political changes, some of which may be disruptive, can interfere with the Company’s supply chain, its customers and all of its activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful.

The Company’s expense levels are based upon its expectations as to future revenue, so it may be unable to adjust spending to compensate for a revenue shortfall.  Accordingly, any revenue shortfall would likely have a disproportionate effect on the Company’s operating results.

The Company’s revenue was $31.9 million, $27.5 million, and $22.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company’s operating income (loss) was $2.2 million, $2.1 million and ($4.7 million) for the years ended December 31, 2007, 2006, and 2005, respectively.  The Company’s operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of new products and enhancements by the Company and its competitors, and fluctuating foreign economic conditions.  Since the Company’s expense levels are based in part on its expectations as to future revenue and includes certain fixed costs, the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall and such revenue shortfalls would likely have a disproportionate adverse effect on operating results.

Risk of International Sales and Operations.

Sales of products and services to end users outside the United States accounted for approximately 71% of the Company’s consolidated revenue in 2007, 74% of consolidated revenue in 2006, and 63% of consolidated revenue in 2005.  The Company anticipates that international sales and services will continue to account for a significant portion of its revenue in the foreseeable future.  As a result, the Company may be subject to certain risks, including risks associated with the application and imposition of protective legislation and regulations relating to import or export (including export of high technology products) or otherwise resulting from trade or foreign policy and risks associated with exchange rate fluctuations.  Additional risks include potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties involving the Company’s strategic alliances and managing foreign sales agents or representatives and potential difficulties in accounts receivable collection.  The Company currently sells products and provides services to customers in emerging market economies such as the United Arab Emirates (31% and 21% of the Company’s consolidated revenue in 2007 and 2006, respectively, but none in 2005) and Russia (9% and 12% of the Company’s consolidated revenue in 2007 and 2006, respectively, but none in 2005).  Although end users in the Ukraine accounted for 4%, 8%, and 18% of the Company’s consolidated revenue in 2007, 2006, and 2005, respectively, GSE’s customer for these projects was Battelle’s Pacific Northwest National Laboratory, which is the purchasing agent for the U.S. Department of Energy ("DOE").  The DOE provides funding for various projects in Eastern and Central Europe.  Accordingly, the Company is not subject to the political and financial risks that are normally faced when doing business in the Ukraine.  The Company has taken steps designed to reduce the additional risks associated with doing business in these countries, but the Company believes that such risks may still exist and include, among others, general political and economic instability, lack of currency convertibility, as well as uncertainty with respect to the efficacy of applicable legal systems.  There can be no assurance that these and other factors will not have a material adverse effect on the Company’s business, financial condition or results of operations.

For the year ended December 31, 2007, one customer provided a substantial portion of the Company’s consolidated revenue. The Company will not generate the same level of revenue from this customer in future periods, and there is no guarantee that the Company will replace this revenue from other customers.  The loss of this revenue would cause a material adverse effect upon the Company’s future revenue and results of operations.

For the year ended December 31, 2007, the Emirates Simulation Academy, LLC (UAE) provided 31% of the Company’s consolidated 2007 revenue (21% in 2006 and none in 2005).  The Company will not generate comparable revenue from this customer in future periods and may not be able to replace this revenue from other customers, thus materially and adversely affecting the Company’s revenue and results of operations.

The Company’s business is largely dependent on sales to the nuclear power industry.  Any disruption in this industry would have a material adverse effect upon the Company’s revenue.

In 2007, 45% of GSE’s revenue was from customers in the nuclear power industry (60% in 2006 and 83% in 2005).  The Company will continue to derive a significant portion of its revenue from customers in the nuclear power industry for the foreseeable future.  The Company’s ability to supply nuclear power plant simulators and related products and services is dependent on the continued operation of nuclear power plants and, to a lesser extent, on the construction of new nuclear power plants.  A wide range of factors affect the continued operation and construction of nuclear power plants, including the political and regulatory environment, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, and general economic conditions.

The Company expects to finalize a new line of credit agreement with Bank of America by March 31, 2008.  This agreement will impose significant operating and financial restrictions, which may prevent the Company from capitalizing on business opportunities.

GSE’s line of credit agreement with Bank of America will impose significant operating and financial restrictions. These restrictions will affect, and in certain cases limit, among other things, the Company’s ability to:

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

Although the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable product maintenance are important to establishing and maintaining a technological leadership position, the Company's business depends, in part, on its intellectual property rights in its proprietary technology and information.  The Company relies upon a combination of trade secret, copyright, and trademark law, contractual arrangements and technical means to protect its intellectual property rights.  The Company enters into confidentiality agreements with its employees, consultants, joint venture and alliance partners, customers and other third parties that are granted access to its proprietary information, and limits access to and distribution of its proprietary information.  There can be no assurance, however, that the Company has protected or will be able to protect its proprietary technology and information adequately, that the unauthorized disclosure or use of the Company's proprietary information will be prevented, that others have not or will not develop similar technology or information independently, or, to the extent the Company owns any patents in the future, that others have not or will not be able to design around those future patents. Furthermore, the laws of certain countries in which the Company's products are sold do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

GSE may pursue new acquisitions and joint ventures, and any of these transactions could adversely affect its operating results or result in increased costs or related issues.

The Company intends to pursue new acquisitions and joint ventures, a pursuit which could consume substantial time and resources. Identifying appropriate acquisition candidates and negotiating and consummating acquisitions can be a lengthy and costly process. The Company may also encounter substantial unanticipated costs or other related issues such as compliance with new regulations and regulatory schemes, additional oversight, elimination of redundancy, and increased employee benefit costs associated with the acquired businesses. The risks inherent in this strategy could have an adverse impact on the Company’s results of operation or financial condition.

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

The Company, as a 10% owner of ESA, has provided a partial guarantee totaling $1.2 million for the credit facility that Union National Bank has extended to ESA. ESA is a start-up entity; if it is unable to generate sufficient cash flow from operations and defaults on its credit facility, GSE may have to provide up to $1.2 million to Union National Bank to cover ESA’s obligations.

In May 2007, the Company deposited $1.2 million into a restricted, interest-bearing account at Union National Bank (“UNB”) in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA. The guarantee will be in place until the expiration of the ESA credit facility on December 31, 2014 or earlier if ESA pays down and terminates the facility. Both of the other two owners of ESA, Al Qudra Holding PJSC and the Centre of Excellence for Applied Research and Training, both located in the United Arab Emirates, have each provided to UNB a bank guarantee for 100% of the $11.8 million ESA credit facility. In the event that ESA should default upon their UNB loan, UNB can utilize all or a portion of the guarantees that the three owners have provided to cover ESA’s outstanding borrowings against the credit facility and accrued interest payable. Thus, if such a default were to occur, GSE may incur a loss of up to $1.2 million.

In January 2006, the Company received a $15.1 million contract from ESA to supply five simulators and an integrated training program. A $1.7 million change order was received from ESA in late 2007 increasing the total order value to $16.8 million. Under the terms of the contract, the Company provided a $2.1 million performance bond to ESA that will remain outstanding until October 31, 2008.

The Company has provided a cash-collateralized standby letter of credit to ESA which can be drawn upon by ESA in the event the Company fails to cure a material breach of the contract within 30 days of receiving written notice from ESA regarding the nature of the breach.   Although the contract is expected to be complete in early 2008 and no such material breach is expected, if ESA were to draw upon the standby letter of credit, GSE would incur a loss of up to $2.1 million.

The Company accounts for its investment in ESA using the equity method.  Accordingly, the Company will record 10% of ESA’s net income (loss) as an adjustment of its investment.

As ESA is a start-up entity, it is likely that it will incur net losses for some period of time.  Under the equity method, the Company is required to record 10% of such losses as a charge to other income (expense) and as a reduction of its investment in ESA; in 2007 the Company recorded an equity loss of $54,000.  At December 31, 2007 the Company’s investment in ESA totaled $445,000.  Depending on ESA’s future performance, the Company may be required to write off a portion or all of this investment.

The Company is subject to a wide variety of laws and regulations.

The Company’s businesses are subject to regulation by U.S. federal and state laws and foreign laws, regulations and policies. Changes to laws or regulations may require the Company to modify its business objectives if existing practices become more restricted, subject to escalating costs or prohibited outright. Particular risks include regulatory risks arising from federal laws, such as laws regarding export of sensitive technologies or technical information.  The Company’s business and the industries in which it operates are also at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

The Company is headquartered in a facility in Baltimore, Maryland (approximately 26,000 square feet). The lease for this facility expires on July 31, 2008.  The Company has entered into a new lease for its headquarters commencing on August 1, 2008 for a facility in Eldersburg, Maryland (approximately 32,000 square feet).

In addition, the Company leases office space domestically in St. Marys and Atlanta, Georgia  and Tarrytown, New York and internationally in Beijing, China and Nyköping, Sweden.  The Company leases these facilities for terms ending between 2008 and 2012.

In October 2005, the Company relocated its Maryland operations from its facility in Columbia to the Baltimore facility and signed an “Assignment of Lease and Amendment to Lease” that assigned and transferred to another tenant (the “assignee”) the Company’s rights, title and interest in its Columbia, Maryland facility lease.  The assignee’s obligation to pay rent under the Lease began on February 1, 2006.  The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on its obligations.

ITEM 3.  LEGAL PROCEEDINGS.

The Company and its subsidiaries are from time to time involved in ordinary routine litigation incidental to the conduct of its business. The Company and its subsidiaries are not a party to, and its property is not the subject of, any material pending legal proceedings that, in the opinion of management, are likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 13, 2007, the Company held a special meeting of stockholders.  At that meeting, the following matters were voted upon:

	Proposal	For	Against	Abstain	Total
1)	To approve the Company's second
	amended and restated bylaws	10,477,505	65,217	21,720	10,564,442

2)	To approve the Company's fourth
	amended and restated certificate of
	incorporation	10,271,433	270,879	22,130	10,564,442

3)	To approve the Company's
	1995 Long-Term Incentive Plan (as
	amended and restated, effective
	September 25, 2007	7,321,219	3,234,531	8,692	10,564,442

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

The Company’s common stock is listed on the American Stock Exchange, where it trades under the symbol “GVP”.  The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s common stock reported by the American Stock Exchange for each full quarterly period within the two most recent fiscal years:

2007

Quarter	High	Low
First	$ 8.42	$ 5.82
Second	$ 7.55	$ 6.17
Third	$ 7.41	$ 6.15
Fourth	$ 12.00	$ 6.75

2006

Quarter	High	Low
First	$ 1.90	$ 1.30
Second	$ 4.56	$ 1.70
Third	$ 4.23	$ 3.22
Fourth	$ 6.99	$ 3.20

The following table sets forth the equity compensation plan information for the year ended December 31, 2007:

Number of Securities
	Number of Securities to	Weighted Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under Equity
	of Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,178,254	$2.33	1,346,795
Equity compensation plans not approved by security holders	--	$ --	--
Total	1,178,254	$2.33	1,346,795

There were approximately 95 holders of record of the common stock as of December 31, 2007. The Company has never declared or paid a cash dividend on its common stock.  The Company currently intends to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future on its common stock.

At a special shareholder’s meeting on December 13, 2007, the Company’s shareholders approved an amendment to the Certificate of Incorporation increasing GSE’s authorized common stock by 12 million shares to a total of 30 million shares.

In December 2001, the Company issued to ManTech International Corp. 39,000 shares of convertible preferred stock which accrued dividends at an annual rate of 6% payable quarterly. ManTech elected to convert the preferred stock to common stock in October 2003. At the date of the conversion, the Company’s credit facility restricted the Company from paying any dividends on the preferred stock. The unpaid dividends accrued interest at 6% per annum.   In 2007, the Company paid the total accrued dividends to ManTech of $316,000 and the accrued interest of $89,000.

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

On February 28, 2006, the Company raised $3.9 million, net of associated fees of $395,000, through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to “accredited investors”, as that term is used in rules and regulations of the Securities and Exchange Commission.  The Convertible Preferred Stockholders were entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30.  In 2006, the Company paid dividends totaling $279,000 to the preferred stockholders; in 2007 the Company paid dividends totaling $49,000. At any time after March 1, 2007, the Company had the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeded 200% of the Series A Conversion Price.  On March 7, 2007, the Company sent notice to the holders of the remaining 20,000 outstanding shares of its Preferred Stock that the average current stock price for the prior twenty trading days had exceeded 200% of the Conversion Price, and that the Company was converting the outstanding Preferred Stock into common stock. The 20,000 shares of Preferred Stock converted to 1,129,946 shares of GSE common stock.  Prior to March 7, 2007, the holders of 22,500 shares of Preferred Stock had already elected to convert their Preferred Stock into a total of 1,271,187 shares of Common Stock; 8,580 shares of Preferred Stock were converted in 2006, and 13,920 shares of Preferred Stock in 2007.

On June 22, 2007, the Company raised $9.2 million, net of associated fees of $768,000, through the sale of 1,666,667 shares (the “Shares”) of its common stock, $.01 par value per share, by means of a private placement to selected institutional investors.  Each investor received a five-year warrant to purchase GSE common stock (the “Warrant Shares”) equal to 10% of the shares of common stock that each investor purchased at an exercise price of $6.00 per share (the “Warrants”).  In aggregate, the Company issued Warrants to purchase a total of 166,667 shares of GSE common stock.

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

The Company paid the placement agent for the Shares and Warrants 6% of the gross proceeds received by the Company from the offering ($600,000).  In addition to the placement agent fee, the Company paid $168,000 of other transaction fees related to the offering.

The proceeds were used to pay down the Company’s line of credit and for other working capital purposes.

The following graph compares the Company’s cumulative total shareholder return since January 1, 2002 through December 31, 2007 with that of the American Stock Exchange- US & Foreign Index and a peer group index.  The Peer Group consists of companies selected on a line-of-business basis and includes Aspen Technology, Inc., GenSym Corporation and Honeywell International.  GenSym was acquired by privately held Versata Enterprises, Inc. on August 10, 2007.  The graph assumes an initial investment of $100 on January 1, 2002 in our common stock and each index.  There were no dividends declared or paid by the Company during the five year period.  The Company has never paid a dividend on its common stock.  The indices are re-weighted daily, using the market capitalization on the previous tracking day.  The comparisons shown in the graph below are based upon historical data.  The stock price performance shown in the graph below is not necessarily indicative of, or intended to forecast, the potential future performance of the Company’s common stock.  The graph was prepared for the Company by Morningstar, Inc.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/30/2006	12/29/2007
GSE Systems, Inc.	100.00	171.43	257.14	118.10	633.43	975.24
Peer Group Index	100.00	144.26	155.41	167.21	207.73	289.85
Amex Market Index	100.00	136.11	155.86	171.89	192.45	216.06

Sales of Unregistered Securities

The Company’s sales of unregistered securities during the past three years are described in Item 5 above.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

Historical consolidated results of operations and balance sheet data presented below have been derived from the historical financial statements of the Company.  This information should be read in connection with the Company’s consolidated financial statements.

(in thousands, except per share data)	Years ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Operations:
Contract revenue	$31,900	$27,502	$21,950	$29,514	$25,019
Cost of revenue	22,217	19,602	18,603	22,715	19,175
Gross profit	9,683	7,900	3,347	6,799	5,844
Operating expenses:
Selling, general and administrative	7,214	4,929	6,958	5,543	6,343
Administrative charges from GP Strategies	-	685	685	974	100
Depreciation	258	186	431	280	392
Total operating expenses	7,472	5,800	8,074	6,797	6,835
Operating income (loss)	2,211	2,100	(4,727)	2	(991)
Interest expense, net	(433)	(764)	(416)	(176)	(504)
Loss on extinguishment of debt	-	(1,428)	-	-	-
Other income (expense), net	(566)	(105)	497	316	(273)
Income (loss) from continuing operations
before income taxes	1,212	(197)	(4,646)	142	(1,768)
Provision for income taxes	43	149	149	60	93
Income (loss) from continuing operations	1,169	(346)	(4,795)	82	(1,861)
Loss from discontinued operations,
net of income taxes	-	-	-	-	(1,409)
Income (loss) on sale of discontinued operations,
net of income taxes	-	-	-	36	(262)
Income (loss) from discontinued operations	-	-	-	36	(1,671)
Net income (loss)	$1,169	$(346)	$(4,795)	$118	$(3,532)
Basic income (loss) per common share (1) (2):
Continuing operations	$0.09	$(0.07)	$(0.53)	$0.01	$(0.61)
Discontinued operations	-	-	-	-	(0.26)
Net income (loss)	$0.09	$(0.07)	$(0.53)	$0.01	$(0.87)
Diluted income (loss) per common share (1) (2):
Continuing operations	$0.08	$(0.07)	$(0.53)	$0.01	$(0.61)
Discontinued operations	-	-	-	-	(0.26)
Net income (loss)	$0.08	$(0.07)	$(0.53)	$0.01	$(0.87)

Weighted average common shares outstanding:
-Basic	12,927	9,539	8,999	8,950	6,542
-Diluted	14,818	9,539	8,999	9,055	6,542

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet data:
Working capital (deficit)	$14,711	$1,463	$(925)	$2,175	$2,130
Total assets	28,364	18,448	11,982	14,228	16,536
Long-term liabilities	695	251	1,567	19	34
Stockholders' equity	20,365	7,361	897	5,945	5,679

(1) In 2006, $279,000 preferred stock dividends were deducted from net loss to arrive at net loss attributed to common shareholders.
In 2007, $49,000 preferred stock dividends were deducted from net income to arrive at net income attributed to common shareholders.
(2) In 2003, $2,140,000 preferred stock dividends and benefical conversion premium were deducted from net loss to arrive at net loss attributed to common shareholders.

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

On June 22, 2007, the Company raised $9.2 million, net of associated fees of $768,000, through the sale of 1,666,667 shares (the “Shares”) of its common stock, $.01 par value per share, by means of a private placement to selected institutional investors.  Each investor received a five-year warrant to purchase GSE common stock (the “Warrant Shares”) equal to 10% of the shares of common stock that each investor had purchased at an exercise price of $6.00 per share (the “Warrants”).  In aggregate, the Company issued Warrants to purchase a total of 166,667 shares of GSE common stock.

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

The Company paid the placement agent for the Shares and Warrants 6% of the gross proceeds received by the Company from the offering ($600,000).  In addition to the placement agent fee, the Company paid $168,000 of other transaction fees related to the offering.

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

Revenue Recognition on Long-Term Contracts.  The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim. There were no claims outstanding as of December 31, 2007.

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

The Company’s system design contracts do not normally provide for “post customer support service” (PCS) in terms of software upgrades, software enhancements or telephone support.  In order to obtain PCS, the customers normally must purchase a separate contract.  Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, and maintenance releases.  The Company recognizes revenue from these contracts ratably over the life of the agreements in accordance with Statement of Position 97-2, Software Revenue Recognition.

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

Capitalization of Computer Software Development Costs.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers.   Once the product is available to be sold, the Company amortizes the costs, on a straight line method, over the estimated useful life of the product, which normally ranges from three to five years.  As of December 31, 2007, the Company has net capitalized software development costs of $1.2 million.  On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations.  Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company’s consolidated balance sheet.

Deferred Income Tax Valuation Allowance.  Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. As required by SFAS No. 109 Accounting for Income Taxes, management makes a regular assessment of the realizability of the Company’s deferred tax assets.  In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment.  A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value.  As of December 31, 2007, the Company’s largest deferred tax asset related to a U.S. net operating loss carryforward of $17.2 million which expires in various amounts between 2017 and 2025. The amount of U.S. loss carryforward which can be used by the Company each year is limited due to changes in the Company’s ownership which occurred in 2003.  Thus, a portion of the Company’s loss carryforward may expire unutilized. We believe that the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its net deferred tax assets.  However, the Company presently does not have sufficient objective evidence to support management’s belief, and accordingly, the Company has established an $8.9 million valuation allowance for its net deferred tax assets.

Results of Operations.

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of contract revenue.

(in thousands)	Years ended December 31,
	2007	%	2006	%	2005	%
Contract revenue	$31,900	100.0%	$27,502	100.0%	$21,950	100.0%
Cost of revenue	22,217	69.6%	19,602	71.3%	18,603	84.7%

Gross profit	9,683	30.4%	7,900	28.7%	3,347	15.3%
Operating expenses:
Selling, general and administrative	7,214	22.6%	4,929	17.9%	6,958	31.7%
Administrative charges from GP Strategies	-	0.0%	685	2.5%	685	3.1%
Depreciation	258	0.8%	186	0.7%	431	2.0%
Total operating expenses	7,472	23.4%	5,800	21.1%	8,074	36.8%

Operating income (loss)	2,211	7.0%	2,100	7.6%	(4,727)	(21.5)%

Interest expense, net	(433)	(1.4)%	(764)	(2.8)%	(416)	(1.9)%
Loss on extinguishment of debt	-	0.0%	(1,428)	(5.2)%	-	0.0%
Other income (expense), net	(566)	(1.8)%	(105)	(0.3)%	497	2.3%

Income (loss) before income taxes	1,212	3.8%	(197)	(0.7)%	(4,646)	(21.1)%
Provision for income taxes	43	0.1%	149	0.6%	149	0.7%

Net income (loss)	$1,169	3.7%	$(346)	(1.3)%	$(4,795)	(21.8)%

Comparison of the Years Ended December 31, 2007 to December 31, 2006.

Contract Revenue.  For the year ended December 31, 2007, contract revenue totaled $31.9 million, a 16.0% increase from the $27.5 million for the year ended December 31, 2007.  The increase is mainly attributable to the $15.1 million ESA contract received in January 2006.  A $1.7 million change order was received from ESA in late 2007 increasing the total order value to $16.8 million.  For the twelve months ended December 31, 2007 and 2006, the Company recognized $9.9 million and $5.7 million, respectively, of contract revenue on this project.  The ESA contract is expected to be complete in early 2008.  Total orders received in 2007 were $37.8 million versus $33.5 million in 2006.  At December 31, 2007, the Company’s backlog was approximately $24.6 million, of which $1.1 million related to the ESA contract.

Gross Profit.  Gross profit totaled $9.7 million for the year ended December 31, 2007 versus $7.9 million for the year ended December 31, 2006.  As a percentage of revenue, gross profit increased from 28.7% for the twelve months ended December 31, 2006 to 30.4% for the twelve months ended December, 31 2007.   The increase in gross profit percentage mainly reflects the higher proportion of revenue from the ESA project in 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses increased 46.4% from $4.9 million for the year ended December 31, 2006 to $7.2 million for the year ended December 31, 2007.  The increase reflects the following spending variances:

♦
Business development and marketing costs increased from $2.1 million for the year ended December 31, 2006 to $2.6 million in the year ended December 31, 2007.  In the latter part of 2006, the Company added additional business development personnel, plus the Company incurred higher bidding and proposal costs in 2007.

♦
The Company’s general and administrative expenses totaled $4.1 million in the year ended December 31, 2007, which was 76.1% higher than the $2.3 million incurred in 2006.  The increase is due to the following:

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

o
In February 2007, the Board of Directors approved a new director compensation plan.  In 2006, only the Audit Committee members received compensation; in 2007 all non-employee directors received compensation.  In addition, the independent directors were awarded 10,000 stock options each on February 6, 2007.  The options were valued using the Black-Scholes method, and the cost is being amortized over the three year vesting period.  Accordingly, total director compensation expense increased by $202,000 in 2007 as compared to 2006.

o
The Company established a two-man Advisory Committee to the Board of Directors which met once in the first quarter 2007. The Advisory Committee members are not affiliated with the Company or any of its subsidiaries. The Advisory Committee members receive a fee of $7,500 for each meeting that they attend.

o
In May 2006, the Company hired an outside investor relations consulting firm.  The firm received a monthly fee of $3,500 and a total of 50,000 shares of GSE common stock, with 2,778 shares earned as of the last day of each month during the 18-month consulting period.  A certificate representing all 50,000 shares of GSE common stock was delivered to the investor relations consulting firm in October 2007.  The fair value of the shares earned was determined using the closing AMEX price as of the last day of each month.  In November 2007, this agreement was extended through April 2009, with a monthly fee of $5,000 and a total of 25,000 shares of GSE common stock, with 1,388 shares earned as of the last day of each month during the 18-month consulting period.   Total compensation paid to the investor relations consulting firm, including the value of the earned shares of common stock, increased by $148,000 in 2007 versus 2006.

o
In 2007, the Company hired an independent accounting firm to perform a study to determine whether an even triggering IRS Code Section 382 had occurred.  Section 382 limits the amount of income that may be offset by net operating losses after an ownership change. The Company incurred $137,000 of expense related to this study and related costs in 2007.

o
As of June 30, 2007, the Company’s market capitalization exceeded $75 million.  The Company hired an internal audit manager and hired its independent registered public accountants to perform an audit of the Company’s internal controls over financial reporting as of December 31, 2007 as required by the Sarbanes-Oxley Act of 2002 (“SOX”).  No such audit of the Company’s internal controls over financial reporting was required in 2006.  The Company incurred a total of $228,000 of expense related to SOX compliance in 2007.

♦
Gross spending on software product development (“development”) totaled $1.2 million in the year ended December 31, 2007 as compared to $871,000 in 2006.  For the year ended December 31, 2007, the Company expensed $514,000 and capitalized $673,000 of its development spending while in the year ended December 31, 2006, the Company expensed $538,000 and capitalized $333,000 of its development spending.  The Company’s capitalized development expenditures in 2007 were related to the development of a new graphic user interface (“GUI”) for THEATRe, the replacement of the GUI for SimSuite Pro with JADE Designer, and the addition of new features to JADE Topmeret and Opensim. The Company anticipates that its total gross development spending in 2008 will approximate $1.1 million.

Administrative Charges from GP Strategies.  As noted above, the Company terminated its Management Services Agreement with GP Strategies on December 31, 2006.  The Company was charged $685,000 by GP Strategies in the twelve months ended December 31, 2006.

Depreciation.  For the year ended December 31, 2007 and 2006, depreciation expense totaled $258,000 and $186,000, respectively.  The increase in depreciation expense reflects an increase in capital spending in the year ended December 31, 2007 as compared to the year ended December 31, 2006, $778,000 vs. $185,000, respectively.  Approximately 50% of the capital spending in 2007 was for furniture and computer equipment for the training centers that the Company is establishing at Georgia Tech University and Strathclyde University; the balance was for computers, printers, servers and software.

Operating Income.  The Company had operating income of $2.2 million and $2.1 million in the years ended December 31, 2007 and 2006, respectively.  As a percentage of revenue, operating income decreased from 7.6% of revenue in 2006 to 7.0% in 2007.  The decrease in operating income as a percentage of revenue was due to the factors outlined above.

Interest Expense, Net.  For the year ended December 31, 2007, net interest expense totaled $433,000 as compared to net interest expense for the year ended December 31, 2006 of $764,000.

In June 2007, using the proceeds from the Company’s June 2007 common stock and warrant transaction, the Company paid off the outstanding balance of its line of credit and did not borrow against the line of credit for the balance of 2007.  For the years ended December 31, 2007 and 2006, interest expense on credit facility borrowings totaled $107,000 and $264,000, respectively.

Amortization of deferred financing costs related to the Company’s line of credit increased from $200,000 for the year ended December 31, 2006 to $231,000 for the year ended December 31, 2007.  The Company entered into its $5.0 million line of credit with Laurus Master Fund, Ltd. in March 2006.

Amortization of the cost of the warrants issued to Laurus in conjunction with the credit facility totaled $302,000 in 2007 versus $251,000 in 2006.

For the year ended December 31, 2006, the Company incurred interest expense of $26,000 on the Dolphin Note and original issue discount accretion related to the Dolphin Note and GSE Warrant of $58,000.  The Company paid off the Dolphin Note in conjunction with the preferred stock transaction that was completed in February 2006.

The Company has approximately $2.9 million of cash in Certificates of Deposit that are being used as collateral for six performance bonds.  The Company recognized $104,000 of interest income on these Certificates of Deposit in the year ended December 31, 2007.  In the year ended December 31, 2006, the Company recognized $56,000 of interest income on its Certificates of Deposit.

Interest income earned on short-term investments of the Company’s operating cash totaled $96,000 for the year ended December 31, 2007.

The Company deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank in the United Arab Emirates as a partial guarantee for ESA’s credit facility.  The Company earned $36,000 of interest income on this account in 2007.

Interest recorded on the preferred dividends payable to ManTech was $9,000 for the year ended December 31, 2007 and $20,000 for the year ended December 31, 2006.

Other miscellaneous interest expense, net totaled $20,000 and $1,000 respectively, in the years ended December 31, 2007 and 2006.

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

Other Income (Expense), Net.  For the years ended December 31, 2007 and 2006, other income (expense), net was ($566,000) and ($105,000), respectively.  The major components of other income (expense), net include the following items:

♦
The Company accounts for its investment in ESA using the equity method.  In accordance with the equity method, the Company has eliminated 10% of the profit from its ESA contract as the training simulators are assets that will be recorded on the books of ESA, and the Company is thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination totaled $444,000 and $251,000 for the years ended December 31, 2007 and 2006, respectively.  In addition, the Company recognized a $54,000 equity loss on the Company’s investment in ESA in the year ended December 31, 2007.

♦
At December 31, 2007, the Company had contracts for the sale of approximately 36 million Japanese Yen and 125,000 Pounds Sterling at fixed rates. The contracts expire on various dates through January 2008.  The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts of ($11,000) in other income (expense).  The estimated fair value of the contracts was $1,000 at December 31, 2007 and was recorded on the balance sheet under other current assets.

♦
At December 31, 2006, the Company had contracts for sale of approximately 142 million Japanese Yen at fixed rates. The contracts expired on various dates through August 2007.  The Company had not designated the contracts as hedges and recorded the estimated change in the fair value of the contracts of ($24,000) in other income (expense).  The estimated fair value of the contracts was $12,000 at December 31, 2006 and was recorded on the balance sheet under other current assets.

♦	Foreign currency transaction losses totaled $60,000 for the year ended December 31, 2007 versus foreign currency transaction gains of $128,000 for the year ended December 31, 2006, respectively.

♦	Other miscellaneous income items totaled $3,000 and $42,000 in the years ended December 31, 2007 and 2006, respectively.

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

The Company files in the United States federal jurisdiction and in several state and foreign jurisdictions. Because of the net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from years 1997 and forward and is subject to foreign tax examinations by tax authorities for years 2002 and forward.  Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

As of December 31, 2007, there have been no material changes to the liability for uncertain tax positions.

The Company’s tax provision in 2007 was $43,000 and consisted of $147,000 foreign income tax withholding on several non-U.S. contracts and $7,000 state income taxes which were partially offset by a federal income tax benefit of $111,000 (the benefit mainly reflects the reversal of the tax benefit from the exercise of employee stock options recognized in 2006 due to an increase in the Company's estimate of the annual amount of net operating loss carryforwards available).

The Company’s tax provision in 2006 was $149,000 and consisted of foreign income taxes of $17,000 and state income taxes of $29,000 and federal income taxes of $103,000.

The Company has a full valuation allowance on its deferred tax assets at December 31, 2007.

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

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $4.9 million in the year ended December 31, 2006, a 29.2% decrease from the $7.0 million for 2005. The reduction reflects the following spending variances:

♦
Business development and marketing costs decreased from $3.0 million for the year ended December 31, 2005 to $2.1 million in 2006.  In order to reduce operating expenses, the Company terminated several of its business development personnel in mid-2005 and reassigned others to operating positions.

♦
The Company’s general and administrative expenses totaled $2.3 million in the year ended December 31, 2006, which was 16.2% lower than the $2.9 million incurred in 2005.    The reduction reflects lower facility costs in 2006 due to the restructuring of the Company’s leased facilities in late 2005 (the assignment of the Columbia, Maryland facility and the move of the Company’s headquarters to the Baltimore, Maryland facility) plus the reassignment of one executive from corporate to an operating position.

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

Depreciation and Amortization.  For the years ended December 31, 2006 and 2005, depreciation expense totaled $186,000 and $431,000, respectively.  Due to the relocation of the Company’s Maryland operations from Columbia, Maryland to Baltimore, Maryland, the Company accelerated the depreciation of certain leasehold improvements in 2005 which resulted in lower depreciation expense in 2006.

Operating Income (Loss). The Company had an operating income of $2.1 million (7.6% of revenue) for the year ended December 31, 2006, as compared with an operating loss of $4.7 million (21.5% of revenue) for the prior year.  The variances were due to the factors outlined above.

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

Other Income (Expense), Net.   Other Income (Expense), net was ($105,000) in 2006 versus $497,000 in 2005.

At December 31, 2006, the Company had contracts for sale of approximately 142 million Japanese Yen at fixed rates. The contracts expired on various dates through August 2007.  The Company did not designate the contracts as hedges and recorded the estimated change in the fair value of the contracts of ($24,000) in other income (expense).  The estimated fair value of the contracts was $12,000 at December 31, 2006 and was recorded on the balance sheet under other current assets.

At December 31, 2005, the Company had contracts for the sale of approximately 247 million Japanese Yen at fixed rates.  The Company had not designated the contracts as hedges and recorded the change in the estimated fair value of the contracts during 2005 of ($170,000) in other income (expense), net.  The estimated fair value of the contracts was $31,000 as of December 31, 2005.  $20,000 of the fair value was recorded on the balance sheet under other current assets, and the balance was classified under other assets.

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

Other miscellaneous income items totaled $42,000 and $66,000 in the years ended December 31, 2006 and 2005, respectively.

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

Liquidity and Capital Resources.

As of December 31, 2007, GSE had cash and cash equivalents of $8.2 million versus $1.1 million at December 31, 2006.

Cash From Operating Activities.  Net cash provided by operating activities was $1.9 million for the year ended December 31, 2007 and increased $2.5 million as compared to 2006, reflecting an increase in net income before non-cash items (such as depreciation, amortization, stock-based compensation expense, and elimination of profit of the ESA contract).  The most significant change in the Company’s assets and liabilities in 2007 was a $1.6 million reduction in the Company’s accounts payable, accrued compensation and accrued expenses.   After the completion of the Company’s June 2007 common stock transaction, the Company paid $405,000 to ManTech for the preferred stock dividends that had been payable since 2003 and the related accrued interest.  The balance of the reduction was mainly due to the paydown of the Company’s trade payable balance.

Net cash used in operating activities was $594,000 for the year ended December 31, 2006.  The loss on early extinguishment of debt of $1.4 million was a non-cash expense that had no impact on the Company’s operating cash flow.  Significant changes in the Company’s assets and liabilities in 2006 included:

♦
A $3.8 million increase in contracts receivable.  An invoice for $1.7 million was issued to ESA in August 2006 and was still outstanding at December 31, 2006.  The Company received the $1.7 million in May 2007.  In addition, the Company had an unbilled receivable of $1.9 million for the ESA contract at December 31, 2006.

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

For the year ended December 31, 2005, net cash used in operating activities was $1.9 million. Significant changes in the Company’s assets and liabilities in 2005 included:

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

Cash Used in Investing Activities.  Net cash used in investing activities was $3.5 million for the year ended December 31, 2007.  The Company made capital expenditures of $778,000, capitalized software development costs of $673,000, and made an additional investment in ESA of $261,000.  The Company deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that the bank extended to ESA.  The Company also restricted $700,000 of cash as collateral for performance bonds issued by the Company and backed by standby letters of credit.

For the year ended December 31, 2006, net cash used in investing activities was $3.1 million consisting of $333,000 of capitalized software development costs, $185,000 of capital expenditures, and the restriction of $2.3 million of cash as collateral for five performance bonds issued by the Company and backed by standby letters of credit.  The largest is a $2.1 million performance bond issued to ESA which expires on October 31, 2008.  In addition, the Company invested $238,000 in ESA.

Net cash used in investing activities was $692,000 for the year ended December 31, 2005.  The Company made capital expenditures of $182,000 and capitalized software development costs of $483,000.

Cash Provided by Financing Activities.  In the year ended December 31, 2007, the Company generated $8.7 million from financing activities.  The Company generated net proceeds of $9.2 million from the issuance of 1,666,667 shares of common stock and warrants which was used to pay down the Laurus Master Fund, Ltd. line of credit.  The Company generated $2.1 million from the exercise of warrants and employee stock options.  The Company reversed a tax benefit of $115,000 related to employee stock option exercises that had been recognized in 2006.  The Company paid dividends of $49,000 to the Series A Cumulative Convertible Preferred stockholders and paid the $316,000 preferred stock dividend that was due to ManTech since 2003.

The Company generated $3.4 million from financing activities in the twelve months ended December 31, 2006.  The Company generated net proceeds of $3.9 million from the issuance of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants which were used to pay off the $2.0 million Dolphin Note and the outstanding borrowings under the Company’s bank line of credit ($1.2 million).

The Company entered into a new credit facility with Laurus Master Fund on March 7, 2006 and had outstanding borrowings under the credit facility on December 31, 2006 of $2.2 million. In conjunction with the establishment of the Laurus line of credit, the Company incurred cash financing costs of $448,000.  On May 18, 2006, Laurus Master Fund agreed to temporarily increase the Company’s borrowing capability by $2.0 million over and above the funds that were available to the Company based upon its normal borrowing base calculation.  The over advance was used to collateralize a $2.1 million performance bond that the Company issued to the Emirates Simulation Academy, LLC in the form of a standby letter of credit.  One half of the increased borrowing capability expired on July 18, 2006, and the balance expired on April 13, 2007.  The Company’s borrowings over and above the normal borrowing base calculation bore additional interest of 1.5% per month over and above the normal interest rate on the line of credit.

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

Credit Facilities

At December 31, 2007, the Company has a $5.0 million line of credit with Laurus Master Fund, Ltd.  The line is collateralized by substantially all of the Company’s assets and provides for borrowings up to 90% of eligible accounts receivable and 40% of eligible unbilled receivables (up to a maximum of $1.0 million).  The interest rate on this line of credit is based on the prime rate plus 200-basis points (9.25% as of December 31, 2007), with interest only payments due monthly.  The credit facility does not require the Company to comply with any financial ratios.  Because the Laurus line of credit agreement includes both a subjective acceleration clause and a requirement to maintain a lock-box arrangement whereby remittances for GSE’s customers reduce the outstanding debt, the borrowings under the line of credit have been classified as short-term obligations on the balance sheet.  At December 31, 2007, the Company’s available borrowing base was $2.3 million, none of which had been utilized.   The credit facility expired on March 6, 2008.

The Company is finalizing two new loan and security agreements with Bank of America that will provide revolving lines of credit up to an aggregate $5.0 million. The Company and its subsidiary, GSE Power Systems, Inc., will be jointly and severally liable as co-borrowers.  The credit facilities will enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of $3.5 million will enable the Company to borrow funds up to 90% of eligible foreign accounts receivable, and 75% of eligible unbilled foreign receivables. The line of credit will be 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit will be based on the one-month LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit in the principal amount of $1.5 million will enable the Company to borrow funds up to 80% of domestic accounts receivable and 30% of domestic unbilled receivables.  The interest rate on this line of credit will be based on the one-month LIBOR rate plus 225 basis points, with interest only payments due monthly.   The credit facilities will require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank’s consent.  The Company expects to close on the new loan and security agreements by March 31, 2008.

Common Stock and Warrant Transaction

On June 22, 2007, the Company raised $9.2 million, net of associated fees of $768,000, through the sale of 1,666,667 shares (the “Shares”) of its common stock, $.01 par value per share, by means of a private placement to selected institutional investors.  Each investor received a five-year warrant to purchase GSE common stock (the “Warrant Shares”) equal to 10% of the shares of common stock that they had purchased at an exercise price of $6.00 per share (the “Warrants”).  In aggregate, the Company issued Warrants to purchase a total of 166,667 shares of GSE common stock.

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

The Company paid the placement agent a fee in the amount of 6% of the gross proceeds received by the Company from the offering ($600,000).  In addition to the placement agent fee, the Company paid $168,000 of other transaction fees related to the offering.

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

Contractual Cash Commitments

The following summarizes the Company’s contractual cash obligations as of December 31, 2007, and the effect these obligations are expected to have on its liquidity and cash flow in future periods:

Payments Due by Period
(in thousands)
Contractual Cash Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Subcontractor and Purchase Commitments	$ 3,433	$ 3,335	$ 98	$ -	$ -
Net future minimum lease payments	$ 4,977	$ 730	$ 1,192	$ 820	$ 2,235
Total	$ 8,410	$ 4,065	$ 1,290	$ 820	$ 2,235

In October 2005, the Company signed an “Assignment of Lease and Amendment to Lease” that assigned and transferred to another tenant (the “assignee”) the Company’s rights, title and interest in its Columbia, Maryland facility lease.  The assignee’s obligation to pay rent under the Lease began on February 1, 2006.  The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations.  At December 31, 2007, the remaining rental payments under the lease totaled $285,000.  The Company relocated its Maryland operations from its Columbia facility to its Baltimore facility in October 2005.

As of December 31, 2007, the Company was contingently liable for six letters of credit totaling $2.9 million.  The letters of credit represent performance bonds on six contracts and have been cash collateralized.

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

2008 Liquidity Outlook

At December 31, 2007, the Company had cash and cash equivalents of $8.2 million and another $2.3 million available under its line of credit.   In addition, the Company’s milestone billings backlog at December 31, 2007 totaled $19.7 million.  The Company is finalizing two new loan and security agreements with Bank of America that will provide for an aggregate total of $5.0 million, replacing the Company’s $5.0 million line of credit with Laurus Master Fund, Ltd.   The Company anticipates that its normal operations and the utilization of its new credit facility will generate all of the funds necessary to fund its consolidated operations during the next twelve months.  The Company believes that it will have sufficient liquidity and working capital without additional financing.  However, notwithstanding the foregoing, the Company may be required to look for additional capital to fund its operations if the Company is unable to operate profitably and generate sufficient cash from operations.  There can be no assurance that the Company would be successful in raising such additional funds.

Foreign Exchange.

A portion of the Company's international sales revenue has been and may be received in a currency other than the currency in which the expenses relating to such revenue are paid.  When necessary, the Company enters into forward exchange contracts, options and swap agreements as hedges against certain foreign currency commitments to hedge its foreign currency risk.

Off-balance Sheet Obligations.

The Company has no off-balance sheet obligations as of December 31, 2007, except for its operating lease commitments and outstanding letters of credit.  See Contractual Cash Commitments above.

Accounting Standard Adopted.

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

The Company files in the United States federal jurisdiction and in several state and foreign jurisdictions. Because of the net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from years 1997 and forward and is subject to foreign tax examinations by tax authorities for years 2002 and forward. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before taxes.  As of December 31, 2007, the Company has no accrued interest or penalties.

As of December 31, 2007, there have been no material changes to the liability for uncertain tax positions.

New Accounting Standards.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS 157 does not require any new fair value measurements. However, on February 12, 2008 the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company does not believe the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities--- Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to measure eligible items at fair value.  For items where the fair value election is made, the Company will be required to report unrealized gains or losses in earnings.  Statement 159 is effective January 1, 2008.  The Company is currently assessing the impact the adoption of this statement will have on our consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. SFAS 141(R) establishes principles and requirements for how the acquirer: i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not expect the adoption of SFAS 141 (R) to have an effect on its results of operations and its financial condition unless it enters into a business combination after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company is required to adopt the provisions of SFAS 160 effective January 1, 2009.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial operations.

Other Matters.

Management believes inflation has not had a material impact on the Company's operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s market risk is principally confined to changes in foreign currency exchange rates. During the year ended December 31, 2007, 16% of the Company’s revenue was from contracts which required payments in a currency other than U.S. Dollars, principally Swedish Krona (8%) and British Pounds Sterling (5%).  For the years ended December 31, 2006 and 2005,  18% and 14% respectively, of the Company’s revenue was from contracts which required payments in a currency other than U.S. Dollars, principally Swedish Krona and Japanese Yen.

In addition, during the years ended December 31, 2007, 2006 and 2005, 11%, 15% and 13%, respectively, of the Company’s expenses were incurred in Swedish Krona.  The Company’s exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

The Company utilizes forward foreign currency financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is the Company's policy to use derivative financial instruments to protect against market risk arising in the normal course of business. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.   The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged are the pound sterling and the Japanese yen. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impact of these exposures. The Company minimizes credit exposure by limiting counterparties to nationally recognized financial institutions.

At December 31, 2007, the Company had contracts for the sale of approximately 36 million Japanese Yen and 125,000 Pounds Sterling at fixed rates. The contracts expire on various dates through January 2008.  The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts of ($11,000) in other income (expense).  The estimated fair value of the contracts was $1,000 at December 31, 2007.  The Company recognized unrealized losses of approximately $23,000 and $170,000 in 2006 and 2005, respectively, on its forward currency contracts.

The Company is also subject to market risk related to the interest rate on its existing line of credit.  As of December 31, 2007, such interest rate is based on the Prime Rate plus 200 basis-points.  A 100 basis-point change in such rate during the year ended December 31, 2007 would have increased or decreased the Company’s annual interest expense by approximately $11,000.

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

The Board of Directors and Stockholders
GSE Systems, Inc.:

We have audited GSE Systems, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GSE Systems, Inc.:

We have audited the accompanying consolidated balance sheets of GSE Systems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSE Systems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, on January 1, 2007 and as discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
March 17, 2008

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 8,172	$ 1,073
Restricted cash	2,228	63
Contract receivables	10,721	10,669
Prepaid expenses and other current assets	894	494
Total current assets	22,015	12,299

Equipment and leasehold improvements, net	880	354
Software development costs, net	1,170	820
Goodwill	1,739	1,739
Long-term restricted cash	1,925	2,291
Other assets	635	945
Total assets	$ 28,364	$ 18,448

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ -	$ 2,155
Accounts payable	1,533	2,461
Accrued expenses	1,061	2,072
Accrued compensation and payroll taxes	1,613	1,535
Billings in excess of revenue earned	2,270	1,867
Accrued warranty	724	746
Other current liabilities	103	-
Total current liabilities	7,304	10,836

Other liabilities	695	251
Total liabilities	7,999	11,087
Commitments and contingencies

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and
outstanding none in 2007 and 33,920 in 2006	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued and
outstanding 15,508,014 in 2007 and 11,013,822 in 2006	155	110
Additional paid-in capital	49,225	37,504
Accumulated deficit	(28,128)	(29,297)
Accumulated other comprehensive loss	(887)	(956)
Total stockholders' equity	20,365	7,361
Total liabilities and stockholders' equity	$ 28,364	$ 18,448

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2007	2006	2005

Contract revenue	$31,900	$27,502	$21,950
Cost of revenue	22,217	19,602	18,603
Gross profit	9,683	7,900	3,347

Operating expenses
Selling, general and administrative	7,214	4,929	6,958
Administrative charges from GP Strategies	-	685	685
Depreciation	258	186	431
Total operating expenses	7,472	5,800	8,074

Operating income (loss)	2,211	2,100	(4,727)

Interest expense, net	(433)	(764)	(416)
Loss on extinguishment of debt	-	(1,428)	-
Other income (expense), net	(566)	(105)	497

Income (loss) before income taxes	1,212	(197)	(4,646)

Provision for income taxes	43	149	149

Net income (loss)	1,169	(346)	(4,795)

Preferred stock dividends	(49)	(279)	-

Net income (loss) attributed to common shareholders	$1,120	$(625)	$(4,795)

Basic income (loss) per common share	$0.09	$(0.07)	$(0.53)

Diluted income (loss) per common share	$0.08	$(0.07)	$(0.53)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2007	2006	2005

Net income (loss)	$ 1,169	$ (346)	$ (4,795)

Foreign currency translation adjustment	69	201	(354)

Comprehensive income (loss)	$ 1,238	$ (145)	$ (5,149)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2005	-	-	8,950	89	30,815	(24,156)	(803)	5,945

Common stock issued for
options exercised	-	-	50	1	100	-	-	101
Foreign currency translation
adjustment	-	-	-	-	-	-	(354)	(354)
Net loss	-	-	-	-	-	(4,795)	-	(4,795)
Balance, December 31, 2005	-	-	9,000	90	30,915	(28,951)	(1,157)	897

Issuance of preferred stock	43	-	-	-	3,386	-	-	3,386
Conversion of preferred								-
stock to common stock	(9)	-	485	5	(5)	-	-	-
Preferred stock dividends paid	-	-	-	-	(279)	-	-	(279)
Stock-based compensation								-
expense	-	-	-	-	202	-	-	202
Common stock issued for								-
options exercised	-	-	169	2	407	-	-	409
Tax benefit of options exercised	-	-	-	-	124	-	-	124
Common stock issued for
services provided			22	-	96	-	-	96
Issuance of warrants	-	-	-	-	1,941	-	-	1,941
Common stock issued for								-
warrants exercised	-	-	1,338	13	717	-	-	730
Foreign currency translation								-
adjustment	-	-	-	-	-	-	201	201
Net loss	-	-	-	-	-	(346)	-	(346)
Balance, December 31, 2006	34	$-	11,014	$110	$37,504	$(29,297)	$(956)	$7,361

Issuance of common stock	-	-	1,667	17	8,705	-	-	8,722
Conversion of preferred								-
stock to common stock	(34)	-	1,916	19	(19)	-	-	-
Preferred stock dividends paid	-	-	-	-	(49)	-	-	(49)
Stock-based compensation								-
expense	-	-	-	-	344	-	-	344
Common stock issued for								-
options exercised	-	-	617	6	1,677	-	-	1,683
Adjustment of tax benefit of options exercised	-	-	-	-	(115)	-	-	(115)
Common stock issued for
services provided	-	-	30	-	229	-	-	229
Issuance of warrants	-	-	-	-	510	-	-	510
Common stock issued for								-
warrants exercised	-	-	264	3	439	-	-	442
Foreign currency translation								-
adjustment	-	-	-	-	-	-	69	69
Net income	-	-	-	-	-	1,169	-	1,169
Balance, December 31, 2007	-	-	15,508	155	49,225	(28,128)	(887)	20,365

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 1,169	$ (346)	$ (4,795)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	258	186	431
Capitalized software amortization	323	453	452
Note payable discount amortization	-	58	203
Deferred financing costs amortization	533	444	35
Stock-based compensation expense	573	298	-
Elimination of profit on Emirates Simulation Academy, LLC contract	444	251	-
Equity loss on investment in Emirates Simulation Academy, LLC	54	-	-
Foreign currency transaction (gain) loss	60	(128)	35
Change in fair market value of liabilities for conversion of options and warrants	-	-	(636)
Loss on extinguishment of debt	-	1,428	-
Deferred income taxes	-	-	50
Changes in assets and liabilities:
Contract receivables	(52)	(3,773)	1,827
Prepaid expenses and other assets	(416)	(78)	810
Accounts payable, accrued compensation and accrued expenses	(1,559)	473	(597)
Due to GP Strategies Corporation	-	(536)	251
Billings in excess of revenues earned	403	690	79
Accrued warranty reserves	(22)	(8)	87
Other liabilities	103	(6)	(25)
Income taxes payable	-	-	(58)
Net cash provided by (used in) operating activities	1,871	(594)	(1,851)

Cash flows from investing activities:
Investment in Emirates Simulation Academy, LLC	(261)	(238)	-
Restriction of cash as collateral under letters of credit or guarantees	(1,799)	(2,298)	(27)
Capital expenditures	(778)	(185)	(182)
Capitalized software development costs	(673)	(333)	(483)
Net cash used in investing activities	(3,511)	(3,054)	(692)

Cash flows from financing activities:
Increase (decrease) in borrowings under lines of credit	(2,155)	2,155	1,182
Payoff of line of credit with bank	-	(1,182)	-
Net proceeds from issuance of common stock and warrants	9,232	-	-
Net proceeds from issuance of preferred stock and warrants	-	3,856	-
Proceeds from issuance of common stock	2,125	1,139	100
Tax benefit from option exercises	(115)	124	-
Payment of preferred stock dividends	(49)	(279)	-
Payment of ManTech preferred stock dividends	(316)	-	-
Issuance (paydown) of subordinated convertible note payable	-	(2,000)	2,000
Deferred financing costs	-	(448)	(232)
Other financing activities, net	-	-	(9)
Net cash provided by financing activities	8,722	3,365	3,041

Effect of exchange rate changes on cash	17	35	(45)
Net increase (decrease) in cash and cash equivalents	7,099	(248)	453
Cash and cash equivalents at beginning of year	1,073	1,321	868
Cash and cash equivalents at end of period	$ 8,172	$ 1,073	$ 1,321

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        December 31, 2007, 2006, and 2005

1.  Business and basis of presentation

GSE Systems, Inc. ("GSE Systems", “GSE” or the "Company") provides training simulators and educational solutions to the energy, process, manufacturing and government sectors.

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

At December 31, 2007, the Company had cash and cash equivalents of $8.2 million and another $2.3 million available under its line of credit.  The Company anticipates that its cash on hand and its normal operations will provide all of the funds necessary to fund its consolidated operations during the next twelve months.  The Company believes that it will have sufficient liquidity and working capital without additional financing.  However, notwithstanding the foregoing, the Company may be required to look for additional capital to fund its operations if the Company is unable to operate profitably and generate sufficient cash from operations.  There can be no assurance that the Company would be successful in raising such additional funds.

2.  Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s most significant estimates relate to revenue recognition, capitalization of software development costs, and the recoverability of net deferred tax assets.  Actual results could differ from those estimates.

Revenue recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.  There are no claims outstanding as of December 31, 2007.

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience.  The Company’s long-term contracts generally provide for a one-year warranty on parts, labor and any bug fixes as it relates to software embedded in the systems.

The Company’s system design contracts do not normally provide for “post customer support service” (PCS) in terms of software upgrades, software enhancements or telephone support.  In order to obtain PCS, the customers must normally purchase a separate contract.  Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, and maintenance releases.  The Company recognizes revenue from these contracts ratably over the life of the agreements in accordance with Statement of Position 97-2, Software Revenue Recognition.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, overnight sweep investments, and highly liquid investments with maturities of three months or less at the date of purchase.

Contract receivables

Contract receivables include recoverable costs and accrued profit not billed which represents revenue recognized in excess of amounts billed.  The liability “Billings in excess of revenue earned” represents billings in excess of revenue recognized.

Billed receivables are recorded at invoiced amounts.  The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, and specific identification and review of past due accounts.  The activity in the allowance for doubtful accounts is as follows:

(in thousands)	As of and for the
	Years ended December 31,
	2007	2006	2005

Beginning balance	$ 3	$ 245	$ 24

Current year provision	-	3	496

Current year write-offs	(1)	(245)	(275)

Ending balance	$ 2	$ 3	$ 245

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

Development expenditures

Development expenditures incurred to meet customer specifications under contracts are charged to contract costs.  Company sponsored development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored development activities relating to the development of new products and services or the improvement of existing products and services, were approximately $1.2 million, $871,000, and $758,000, for the years ended December 31, 2007, 2006, and 2005, respectively.  Certain of these expenditures were capitalized as software development costs.  See Note 6, Software development costs.

Impairment of long-lived assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows; an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized capitalized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product.  If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows.  The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations.

Goodwill is tested annually, on November 30, for impairment, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For goodwill, the impairment determination is made at the reporting unit level and consists of two steps.  First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.  Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  No impairment losses were recognized in 2007, 2006 and 2005.

Foreign currency translation

Balance sheet accounts for foreign operations are translated at the exchange rate at the balance sheet date, and income statement accounts are translated at the average exchange rate for the period.  The resulting translation adjustments are included in other comprehensive income (loss).  Transaction gains and losses, resulting from changes in exchange rates, are included in other income (expense) in the Consolidated Statements of Operations in the period in which they occur.  For the years ended December 31, 2007, 2006, and 2005, foreign currency transaction gains (losses) were approximately ($60,000), $128,000, and ($35,000), respectively.

Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty accounts is as follows:

(in thousands)	As of and for the
	Years ended December 31,
	2007	2006	2005

Beginning balance	$ 746	$ 754	$ 667

Current year provision	458	568	286

Current year claims	(483)	(599)	(166)

Currency adjustment	3	23	(33)

Ending balance	$ 724	$ 746	$ 754

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

Stock-based compensation

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

Compensation expense related to share based awards is recognized on a straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period.  During the twelve months ended December 31, 2007 and 2006, the Company recognized $344,000 and $202,000, respectively, of pre-tax stock-based compensation expense under the fair value method in accordance with SFAS No. 123R.  As of December 31, 2007, the Company had $471,000 of unrecognized compensation related to the unvested portion of outstanding stock option awards expected to be recognized through January 2010.

Prior to 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for stock issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans.  As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of SFAS No. 123.  See Note 12, Stock-Based compensation.

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

(in thousands, except for share and per share amounts)
	Years ended December 31,
	2007	2006	2005
Numerator:
Net income (loss)	$ 1,169	$ (346)	$ (4,795)
Preferred stock dividends	(49)	(279)	-

Net income (loss) attributed to
common stockholders	$ 1,120	$ (625)	$ (4,795)

Denominator:
Weighted-average shares outstanding for basic
earnings per share	12,927,128	9,539,142	8,999,021

Effect of dilutive securities:
Employee stock options, warrants and
convertible preferred stock	1,890,525	-	-

Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	14,817,653	9,539,142	8,999,021

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	74,808	3,755,457	2,753,213

Conversion of the stock options, warrants, convertible preferred stock and convertible subordinated debt was not assumed for the years ended December 31, 2006 and 2005 because the impact was anti-dilutive. The difference between the basic and diluted number of weighted average shares outstanding for the year ended December 31, 2007 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period.  The net income for the year ended December 31, 2007 was decreased and the net loss for the year ended December 31, 2006 was increased by preferred stock dividends of $49,000 and $279,000, respectively, in calculating the per share amounts.

Concentration of credit risk

The Company is subject to concentration of credit risk with respect to contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies.  The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy industry.  For the year ended December 31, 2007, the Emirates Simulation Academy, LLC (UAE) provided 31% of the Company’s consolidated revenue (21% in 2006 and none in 2005); Rosenergoatom Federal State Owned Enterprise (Russia) provided 9% of the Company’s consolidated 2007 revenue (12% in 2006 and  none in 2005), and Battelle’s Pacific Northwest National Laboratory accounted for approximately 4% of the Company’s consolidated revenue (11% and 25% in 2006 and 2005, respectively).   The Pacific Northwest National Laboratory is the purchasing agent for the Department of Energy and the numerous projects the Company performs in Eastern and Central Europe. As of December 31, 2007, the contracts receivable balance related to these three significant customers was approximately $4.6 million, or 43% of contract receivables, of which $3.4 million was unbilled at year-end.

Fair values of financial instruments

The carrying amounts of current assets, current liabilities, and long-term debt reported in the Consolidated Balance Sheets approximate fair value due to their short term duration.

Deferred financing fees

The Company amortizes the cost incurred to obtain debt financing over the term of the underlying obligations using the effective interest method.  The amortization of deferred financing costs is included in interest expense.  Unamortized deferred financing costs are classified within other assets in the consolidated balance sheets.

Derivative instruments

The Company utilizes foreign currency forward financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is the Company's policy to use derivative financial instruments to protect against market risk arising in the normal course of business. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.   The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Pound Sterling and the Japanese Yen. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impact of these exposures. The Company minimizes credit exposure by limiting counterparties to nationally recognized financial institutions.

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

As of December 31, 2007, the Company had contracts for sale of approximately 36 million Japanese Yen and 125,000 Pounds Sterling at fixed rates. The contracts expire on various dates through January 2008.  The Company has not designated the contracts as hedges and has recorded the estimated fair value of the contracts of $1,000 and $11,000 as of December 31, 2007 and 2006, respectively, as an other asset in the consolidated balance sheet.  The change in the estimated fair value of the contracts for the years ended December 31, 2007, 2006 and 2005 was approximately ($11,000), ($23,000), and ($170,000), respectively, and was recorded in other income (expense) in the consolidated statements of operations.

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

As of December 31, 2007, there have been no material changes to the liability for uncertain tax positions.

New accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS 157 does not require any new fair value measurements. However, on February 12, 2008 the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company does not believe the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities--- Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to measure eligible items at fair value.  For items where the fair value election is made, the Company will be required to report unrealized gains or losses in earnings.  Statement 159 is effective January 1, 2008.  The Company is currently assessing the impact the adoption of this statement will have on our consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. SFAS 141(R) establishes principles and requirements for how the acquirer: i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not expect the adoption of SFAS 141 (R) to have an effect on its results of operations and its financial condition unless it enters into a business combination after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company is required to adopt the provisions of SFAS 160 effective January 1, 2009.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial operations.

3.  Contract receivables

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

(in thousands)	December 31,
	2007	2006
Billed receivables	$ 4,160	$ 6,066
Recoverable costs and accrued profit not billed	6,563	4,606
Allowance for doubtful accounts	(2)	(3)
Total contract receivables	$ 10,721	$ 10,669

4.  Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	December 31,
	2007	2006
Prepaid expenses	$ 531	$ 218
Employee advances	80	26
Other current assets	283	250
Total	$ 894	$ 494

5.  Equipment and leasehold improvements

Equipment and leasehold improvements consist of the following:

(in thousands)	December 31,
	2007	2006
Computer equipment	$ 3,253	$ 2,422
Leasehold improvements	34	4
Furniture and fixtures	508	446
	3,795	2,872
Accumulated depreciation	(2,915)	(2,518)
Equipment and leasehold improvements, net	$ 880	$ 354

Depreciation expense was approximately $258,000, $186,000, and $431,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

6.  Software development costs

Software development costs, net, consist of the following:

(in thousands)	December 31,
	2007	2006
Capitalized software development costs	$ 1,555	$ 1,600
Accumulated amortization	(385)	(780)
Software development costs, net	$ 1,170	$ 820

Software development costs capitalized were approximately $673,000, $333,000, and $483,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Amortization of software development costs capitalized was approximately $323,000, $453,000, and $452,000, for the years ended December 31, 2007, 2006 and 2005, respectively, and was included in cost of revenue.

7.  Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates,  was formed to build and operate simulation training academies in the Arab Gulf Region.  These simulation training centers will be designed to train and certify indigenous workers for deployment to critical infrastructure facilities including power plants, oil refineries, petro-chemical plants, desalination units and other industrial facilities.  The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Research and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership).  At December 31, 2007 and 2006, GSE’s investment in ESA totaled $445,000 and $238,000, respectively, and was included on the consolidated balance sheet in other assets.  The Company accounts for its investment in ESA using the equity method.  For the year ended December 31, 2007, the Company recognized a $54,000 equity loss on its investment in ESA.  The equity loss was recorded in other income (expense), net.

In January 2006, GSE received a $15.1 million contract from ESA (the “ESA Contract”) to supply five simulators and an integrated training program.  A $1.7 million change order was received from ESA in late 2007 increasing the total order value to $16.8 million. For the years ended December 30, 2007 and 2006, the Company recognized $9.9 million and $5.7 million, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for 31.2% and 20.7% of the Company’s consolidated revenue.   The ESA Contract is expected to be substantially complete in early 2008.  In accordance with the equity method of accounting, the Company has eliminated 10% of the profit from the ESA Contract as the training simulators are assets that will be recorded on the books of ESA, and the Company is thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination totaled $444,000 and $251,000 for the year ended December 31, 2007, respectively, and has been recorded as an other expense in the income statement and as an other liability on the balance sheet.   Once ESA begins to amortize the training simulators on their books, GSE will begin to amortize the other liability to other income.

At December 31, 2007 and 2006, the Company had trade receivables from ESA totaling $1.0 million and $1.7 million, respectively.  In addition, the Company had an unbilled receivable of $2.8 million and $1.9 million for the ESA Contract at December 31, 2007 and 2006, respectively.  Under the terms of the ESA Contract, the Company provided a $2.1 million performance bond to ESA that will remain outstanding until October 31, 2008.   The Company has deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank (“UNB”) in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  The guarantee will be in place until the expiration of the ESA credit facility on December 31, 2014 or earlier if ESA pays down and terminates the credit facility.

8.  Long-term debt

At December 31, 2007, and 2006, the Company had no long-term debt.

Line of Credit

As of December 31, 2007, the Company has a $5.0 million line of credit with Laurus Master Fund, Ltd. (the “Credit Facility”). The line is collateralized by substantially all of the Company’sassets and provides for borrowings up to 90% of eligible billed accounts receivable, and 40% of eligible unbilled receivables (up to a maximum of $1.0 million).  The interest rate on this line of credit is based on the prime rate plus 200-basis points (9.25% as of December 31, 2007), with interest only payments due monthly.  There are no fixed financial ratios established as a term under the Credit Facility.  Because the Laurus Credit Facility agreement includes both a subjective acceleration clause and a requirement to maintain a lock-box arrangement whereby remittances for GSE’s customers reduce the outstanding debt, any borrowings under the Credit Facility would be classified as short-term obligations on the balance sheet.  On May 18, 2006, Laurus Master Fund agreed to temporarily increase the Company’s borrowing capability by $2.0 million over and above the funds that were available to the Company based upon its normal borrowing base calculation.  The over advance was used to collateralize a $2.1 million performance bond that the Company issued to ESA in the form of a standby letter of credit.  One half of the increased borrowing capability expired on July 18, 2006 and the balance expired on May 11, 2007.  The Company’s borrowings over and above the normal borrowing base calculation bore additional interest of 1.5% per month over and above the normal interest rate on the line of credit.  At December 31, 2007, the Company’s available borrowing base was $2.3 million, none of which had been utilized. The Credit Facility expired on March 6, 2008.

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

9.  Income taxes

The consolidated income (loss) before income taxes, by domestic and foreign sources, is as follows:

(in thousands)	Years ended December 31,
	2007	2006	2005
Domestic	$ 1,496	$ (466)	$ (3,733)
Foreign	(284)	269	(913)
Total	$ 1,212	$ (197)	$ (4,646)

The provision for income taxes is as follows:

(in thousands)	Years ended December 31,
	2007	2006	2005
Current:
Federal	$ (111)	$ 103	$ -
State	7	29	(4)
Foreign	147	17	103
Subtotal	43	149	99

Deferred:
Federal and state	-	-	-
Foreign	-	-	50
Subtotal	-	-	50

Total	$ 43	$ 149	$ 149

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity.  The net reduction in taxes otherwise payable in excess of any amount credited to income tax benefit has been credited to additional paid-in capital.  As of December 31, 2007, the Company had $3.9 million of unrecognized excess tax deductions related to compensation for stock option exercises which will be recognized when the net operating loss carryforwards are fully utilized and those excess tax benefits result in a reduction to income taxes payable.

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	Effective Tax Rate Percentage (%)
	Years ended December 31,
	2007	2006	2005
Statutory federal income tax rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	0.4	9.8	-
Effect of foreign operations	16.2	(2.3)	3.1
Change in valuation allowance	(42.0)	(95.2)	34.0
Other, principally permanent differences	(5.1)	197.6	0.1
Effective tax rate	3.5%	75.9%	3.2%

Included within permanent differences in 2006 are certain elements of the loss on extinguishment of debt (see Note 8) that are not tax deductible.

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  A summary of the tax effect of the significant components of the deferred income tax assets (liabilities) is as follows:

(in thousands)	December 31,
	2007	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$ 6,799	$ 7,611	$ 8,035
Investments	1,584	1,658	1,658
Foreign tax credits	-	378	378
Accruals and reserves	31	192	138
Expenses not currently deductible for tax purposes	264	300	449
Alternative minimum tax credit carryforwards	162	162	162
Other	479	179	(107)
Total deferred tax asset	9,319	10,480	10,713
Valuation allowance	(8,868)	(10,173)	(10,361)
Total deferred tax asset less valuation allowance	451	307	352

Deferred tax liabilities:
Tax in excess of book depreciation	-	(6)	(7)
Software development costs	(451)	(301)	(345)
Total deferred tax liabilities:	(451)	(307)	(352)

Net deferred tax asset	$ -	$ -	$ -

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future income in making this assessment.  Management believes that the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its net deferred tax assets. However, the Company presently does not have sufficient objective evidence to support management’s belief, and  accordingly, the Company has established an $8,868,000 valuation allowance for the deferred tax assets as of December 31, 2007.  The valuation allowance for deferred tax assets decreased by $1.3 million in 2007 and $188,000 in 2006, and increased by $1,628,000 in 2005.

At December 31, 2007, the Company’s largest deferred tax asset related to a U.S. net operating loss carryforward of $17.2 million which expires in various amounts between 2017 and 2025.  The amount of U.S. loss carryforward which can be used by the Company each year is limited due to changes in the Company’s ownership which occurred in 2003.  Thus, a portion of the Company’s loss carryforward may expire unutilized.

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no material impact on our results of operations or financial position as a result of the implementation of FIN 48.  Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company’s policy for recording interest and penalties associated with uncertain tax postitions is to record such items as a component of income before taxes.  As of December 31, 2007, the Company has no accrued interest or penalties.

10.  Capital stock

The Company’s Board of Directors has authorized 32,000,000 total shares of capital stock, of which 30,000,000 are designated as common stock and 2,000,000 are designated as preferred stock. At a special shareholder’s meeting on December 13, 2007, the Company’s shareholders approved an amendment to the Certificate of Incorporation increasing GSE’s authorized common stock by 12 million shares to a total of 30 million shares.  The Board of Directors has the authority to establish one or more classes of preferred stock and to determine, within any class of preferred stock, the preferences, rights and other terms of such class.

On June 22, 2007, the Company raised $9.2 million, net of associated fees of $768,000, through the sale of 1,666,667 shares (the “Shares”) of its common stock, $.01 par value per share, by means of a private placement to selected institutional investors.  Each investor received a five-year warrant to purchase GSE common stock (the “Warrant Shares”) equal to 10% of the shares of common stock that they had purchased at an exercise price of $6.00 per share (the “Warrants”).  In aggregate, the Company issued Warrants to purchase a total of 166,667 shares of GSE common stock.

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

The Company paid the placement agent a fee in the amount of 6% of the gross proceeds received by the Company from the offering ($600,000).  In addition to the placement agent fee, the Company paid $168,000 of other transaction fees related to the offering.

The proceeds were used to pay down the Company’s line of credit and for other working capital purposes.

As of December 31, 2007, the Company has reserved 3,275,838 shares of common stock for issuance: 1,740,152 upon exercise of outstanding stock options and warrants; 1,346,795 for future grants under the Company’s 1995 Long-Term Incentive Plan; 22,224 shares to be issued in accordance with the Company’s investor relations consulting agreement; and 166,667 shares upon exercise of warrants that the Company is obligated to issue in the event of a default of under its June 2007 common stock sale as discussed above.

11.  Series A Convertible Preferred Stock

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

Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77.  In aggregate, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock.  The Convertible Preferred Stockholders were entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30.  In 2007 and 2006, the Company paid dividends totaling $49,000 and $279,000, respectively, to the preferred stockholders.   At the date of issuance, the fair value of the warrants was $342,000 and the fair value of the preferred stock was $3.9 million. The fair value of the warrants and the preferred stock was determined by the use of the relative fair value method, in which the $4.25 million gross proceeds was allocated based upon the fair values of the warrants, as determined by using the Black-Scholes Model, and the preferred stock, as determined by an independent appraisal.

At any time after March 1, 2007, the Company had the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeded 200% of the Series A Conversion Price.  On March 7, 2007, the Company sent notice to the holders of the remaining 20,000 outstanding shares of its Preferred Stock that the average current stock price for the prior twenty trading days had exceeded 200% of the Conversion Price, and that the Company was converting the outstanding Preferred Stock into common stock.  The 20,000 shares of Preferred Stock converted to 1,129,946 shares of GSE common stock.  Prior to March 7, 2007, the holders of 22,500 shares of Preferred Stock had already elected to convert their Preferred Stock into a total of 1,271,187 shares of Common Stock; 8,580 shares of Preferred Stock were converted in 2006 and 13,920 shares of preferred Stock in 2007.  In 2007 and 2006, the Preferred Stockholders exercised 62,147 and 28,248 warrants, respectively.

The Company paid the placement agent, as part of its fee for assisting the Company with the offering, 6% of the gross proceeds received by the Company from the offering ($255,000) plus five-year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.77 per share. In addition to the placement agent fee, the Company paid $140,000 of other transaction fees related to the offering.  At the date of issuance, the fair value of the placement agent warrants was $128,000, as established using the Black-Scholes Model, and was recorded in paid-in capital, with the offset recognized as a reduction of the preferred stock proceeds.  In 2007 and 2006, 97,000 and 43,000, respectively, of the placement agent warrants were exercised.

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

12.  Stock-based compensation

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

Long-term incentive plan

During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the “Plan”), which permits the granting of stock options (including incentive stock options and nonqualified stock options) stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination of these to employees, directors or consultants.  All options to purchase shares of the Company’s common stock under the Plan expire seven years from the date of grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the grant date and 30% vesting on each of the second and third anniversaries of the grant date, subject to acceleration under certain circumstances. At the Special  Meeting of Stockholders held on December 31, 2007, the shareholders approved amendments to the Plan which extended the life of the plan ten years to June 30, 2018 and increased the number of shares that could be issued under the Plan to 3,500,000 from 2,500,000.   As of December 31, 2007, the Company had 1,346,795 shares of common stock reserved for future grants under the Plan.

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

During the years ended December 31, 2007 and 2006, the Company recognized $344,000 and $202,000, respectively of pre-tax stock-based compensation expense under the fair value method in accordance with SFAS No. 123R.

Stock option and warrant activity

During the year ended December 31, 2007, the Company granted stock options to purchase 82,500 shares of common stock to GSE directors, officers, and employees.  In addition, each investor in the Common Stock transaction discussed in Note 11 received a five-year warrant to purchase GSE common stock equal to 10% of the shares of common stock that they had purchased at an exercise price of $6.00 per share.  In aggregate, the Company issued Warrants to purchase a total of 166,667 shares of GSE common stock.  The warrants vested immediately.

Information with respect to stock option and warrant activity and stock options and warrants outstanding at December 31, 2007, 2006 and 2005 is as follows:

			Aggregate
	Number	Weighted	Intrinsic
	of	Average	Value
	Shares	Exercise Price	(in thousands)

Shares under option and warrant, January 1, 2005	1,891,776	$ 3.96

Options and warrants granted	980,952	1.99
Options and warrants exercised	(50,000)	2.00	$ 37
Options and warrants canceled	(281,598)	6.91
Shares under option and warrant, December 31, 2005	2,541,130	$ 2.90

Options and warrants granted	2,557,873	1.13
Options and warrants exercised	(1,507,146)	0.76	$ 4,285
Options and warrants canceled	(972,677)	3.06
Shares under option and warrant, December 31, 2006	2,619,180	$ 2.34	$ 6,075

Options and warrants granted	249,167	6.76
Options and warrants exercised	(880,586)	2.41	$ 5,334
Options and warrants canceled	(247,609)	5.11
Shares under option and warrant, December 31, 2007	1,740,152	$ 2.54	$ 13,392

Options and warrants exercisable at December 31, 2007	1,264,152	$ 2.41	$ 9,895

A summary of the status of the Company’s nonvested options and warrants as of and for the years ended December 31, 2007 and 2006 is presented below:

		Weighted
	Number	Average
	of Shares	Fair Value

Nonvested options and warrants at January 1, 2006	-	$ -

Options and warrants granted	2,557,873	1.05
Options and warrants vested during the period	(1,897,873)	1.02
Options and warrants canceled and expired	-	-

Nonvested options and warrants at December 31, 2006	660,000	$ 1.13

Options and warrants granted	249,167	4.14
Options and warrants vested during the period	(433,167)	2.07
Options and warrants canceled and expired	-	-

Nonvested options and warrants at December 31, 2007	476,000	$ 1.86

Information concerning shares under stock options and warrants exercisable and shares under stock options expected to vest at December 31, 2007:

		Weighted
		Average		Aggregate
		Remaining	Weighted	Intrinsic
	Options	Contractual Life	Average	Value
	Exercisable	(Years)	Exercise Price	(in thousands)

Stock options and warrants exercisable	1,264,152	3.52	2.41	$ 9,895
Stock options expected to vest	476,000	5.37	2.89	$ 3,497
Shares under options and warrants exercisable
and expected to vest	1,740,152

The fair value of the options and warrants granted in 2007 and 2006 were estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2007	2006

Risk- free interest rates	4.77%-5.02%	4.73% - 4.99%
Dividend yield	0%	0%
Expected life	3.2 - 5.4 years	5.0 years
Volatility	70.54% - 71.99%	72.88% - 73.97%
Weighted Average Volatility	71.02%	73.90%

As of December 31, 2007, the Company had $471,000 of unrecognized compensation expense related to the unvested portion of outstanding stock options expected to be recognized through January 2010.

Pro-forma information

The following table presents the pro-forma effect on net income and earnings per share for all outstanding stock-based compensation awards for the year ended December 31, 2005 in which the fair value provisions of SFAS No. 123R were not in effect:

(in thousands, except per share data)	Year ended
December 31, 2005

Net income (loss) attributed to
common stockholders, as reported	$ (4,795)
Add stock-based employee compensation expense
included in reported net loss	-
Deduct total stock-based employee compensation
expense determined under fair-value-method
for all awards, net of tax	(672)

Pro forma net loss	$ (5,467)

Net loss per share, as reported:

Basic	$ (0.53)
Diluted	$ (0.53)

Net loss per share, proforma:

Basic	$ (0.61)
Diluted	$ (0.61)

The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Year ended
December 31, 2005

Risk- free interest rate	4.0%
Dividend yield	0.0%
Expected life	4.4 years
Volatility	74.6%

Common stock issued for services provided

In April 2006, the Company entered into a consulting agreement with an investor relations firm.  As partial compensation for services rendered pursuant to the consulting agreement, the Company agreed to issue 50,000 shares of common stock.  The shares vested in monthly increments of 2,778 shares commencing May 2006 and ending October 2007.  The Company delivered the 50,000 common shares to the investor relations firm in October 2007. The consulting agreement was extended for an additional eighteen months from November 2008 through April 2010, and an additional 25,000 shares of common stock will be issued as partial compensation for services rendered, with the shares vesting in monthly increments of 1,388 shares.   Compensation expense is determined based on the price per share on the last day of each month.   For the year ended December 31, 2007, the average price per share was $7.79 and the total compensation expense recognized by the Company was $229,000.  For the eight months ending December 31, 2006, the average price per share was $4.34; the total compensation expense recognized by the Company was $96,000 in the twelve months ended December 31, 2006.

13.  Commitments and contingencies

Leases

The Company is obligated under certain noncancelable operating leases for office facilities and equipment.  Future minimum lease payments under noncancelable operating leases as of December 31, 2007 are as follows:

(in thousands)	Gross Future	Assignment	Net Future
	Minimum Lease	of	Minimum Lease
	Payments	Lease	Payments

2008	$ 1,015	$ (285)	$ 730
2009	596	-	596
2010	596	-	596
2011	436	-	436
2012	384	-	384
Thereafter	2,235	-	2,235
Total	$ 5,262	$ (285)	$ 4,977

Total rent expense under operating leases for the years ended December 31, 2007, 2006, and 2005 was approximately $930,000, $856,000, and $1.3 million, respectively.

The Company subleased 3520 sq. ft. of space in the Columbia, Maryland facility which sublease terminated in October 2005.  For the year ended December 31, 2005, such sublease rentals amounted to $71,000.

On February 27, 2008, the Company entered into a ten year “Agreement of Lease” to lease approximately 32,000 square feet of office space located in Eldersburg, Maryland.  The Company will relocate its corporate headquarters to the Eldersburg office in July 2008 in conjunction with the expiration of the lease for its Baltimore facility.  Payment of rent for the Eldersburg office commences August 1, 2008, and the Company’s future minimum lease payments under the new lease are reflected in the schedule above.

In October 2005, the Company signed an “Assignment of Lease and Amendment to Lease” that assigned and transferred to another tenant (the “assignee”) the Company’s rights, title and interest in its Columbia, Maryland facility lease.  The assignee’s obligation to pay rent under the Lease began on February 1, 2006.  The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations.  At December 31, 2007, the remaining rental payments under the lease totaled approximately $285,000.  The Company relocated its Maryland operations from its Columbia facility to its Baltimore facility in October 2005.

Letters of credit and performance bonds

As of December 31, 2007, the Company was contingently liable for approximately $2.9 million under six letters of credit used as performance bonds on contracts, which were secured by a cash deposit classified as restricted cash in the consolidated balance sheet.

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

On January 1, 2005, the Company entered into a Management Services Agreement with GP Strategies Corporation in which GP Strategies agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax.  GSE was charged $685,000 for GP Strategies’ services in 2006, and 2005.   The agreement terminated on December 31, 2006.

15.  Employee benefits

The Company has a qualified defined contribution plan that covers substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic contribution matches a portion of the participants' contributions based upon a defined schedule. The Company's contributions to the plan were approximately $136,000,  $124,000,  and $93,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

16.  Segment information

The Company has one reportable business segment that provides simulation solutions and services to the nuclear and fossil fuel power industry, and to the chemical and petrochemical industries.  Contracts typically range from 10 months to three years.

For the years ended December 31, 2007, 2006, and 2005, 45%, 60%, and 83% of the Company’s consolidated revenue was from customers in the nuclear power industry, respectively. The Company designs, develops and delivers business and technology solutions to the energy industry worldwide.  Revenue, operating income (loss) and total assets for the Company’s United States, European, and Asian subsidiaries as of and for the years ended December 31, 2007, 2006, and 2005 are as follows:

(in thousands)	Year ended December 31, 2007
	United States	Europe	Asia	Eliminations	Consolidated

Contract revenue	$28,530	$3,370	$-	$-	$31,900
Transfers between geographic locations	268	89	180	(537)	-
Total contract revenue	$28,798	$3,459	$180	$(537)	$31,900
Operating income (loss)	$2,453	$(182)	$(60)	$-	$2,211
Total assets, at December 31	$48,251	$2,061	$86	$(22,034)	$28,364

(in thousands)	Year ended December 31, 2006
	United States	Europe	Asia	Eliminations	Consolidated

Contract revenue	$23,975	$3,527	$-	$-	$27,502
Transfers between geographic locations	329	70	166	(565)	-
Total contract revenue	$24,304	$3,597	$166	$(565)	$27,502
Operating income (loss)	$1,928	$184	$(12)	$-	$2,100
Total assets, at December 31	$37,827	$2,583	$80	$(22,042)	$18,448

	Year ended December 31, 2005
	United States	Europe	Asia	Eliminations	Consolidated

Contract revenue	$19,045	$2,899	$6	$-	$21,950
Transfers between geographic locations	34	57	56	(147)	-
Total contract revenue	$19,079	$2,956	$62	$(147)	$21,950
Operating loss	$(3,995)	$(647)	$(85)	$-	$(4,727)
Total assets, at December 31	$37,803	$2,282	$31	$(28,134)	$11,982

Approximately 71%, 74%, and 63% of the Company’s 2007, 2006 and 2005 revenue, respectively, was derived from international sales of its products and services from all of its subsidiaries.

17.  Supplemental disclosure of cash flow information

(in thousands)	Year ended December 31,
	2007	2006	2005

Cash paid:
Interest	$ 252	$ 312	$ 156
Income taxes	$ 172	$ 194	$ 157

18.  Quarterly financial data (unaudited)

The Company’s quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

(in thousands, except per share data)	Year ended December 31, 2007 Quarterly Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Contract revenue	$7,845	$8,398	$7,526	$8,131
Operating income	452	733	504	522
Net income	31	348	303	487

Basic income per common share:	$-	$0.03	$0.02	$0.03

Diluted income per common share:	$-	$0.02	$0.02	$0.03

(in thousands, except per share data)	Year ended December 31, 2006 Quarterly Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Contract revenue	$5,584	$6,556	$7,292	$8,070
Operating loss	212	439	686	763
Net income (loss)	(1,322)	124	422	430

Basic income (loss) per common share:	$(0.12)	$-	$0.04	$0.03

Diluted income (loss) per common share:	$(0.12)	$-	$0.03	$0.03

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

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

At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Exchange Act.  Based on that evaluation, our chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 were effective.

(b)  Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act rule 13a-15(f).  Our internal control processes and procedures are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with United States generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that reasonably allow us to record, process, summarize, and report information and financial data within prescribed time periods and in accordance with Rule 13-15(e) of the Exchange Act.

Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.
The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

(c)  Changes in Internal Control over Financial Reporting

The Company has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d)  Limitation of Effectiveness of Controls

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item, including items 401, 405 406 and 407 of Regulation S-K, is incorporated by reference to the sections captioned “Directors and Executive Officers” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will either be set forth under the “Compensation of Directors and Executive Officers” section in the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be either set forth under the sections captioned “Voting Securities and Principal Holders Thereof,” and “Compensation of Directors and Executive Officers” in the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be either set forth under the “Directors and Executive Officers" section in the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be either set forth under the “Directors and Officers” section in the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  List of Financial Statements

The following financial statements are included in Item 8:

GSE Systems, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

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

Date:  March 17, 2008                                                                             / s / JOHN MORAN
John Moran, Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2008                                                                             / s / JEFFERY G. HOUGH
Jeffery G. Hough, Senior Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 17, 2008           (Jerome I. Feldman, Chairman of the Board)       By:  / s / JEFFERY G. HOUGH
(Michael D. Feldman, Director                     )              Jeffery G. Hough
(Dr. Sheldon L. Glashow, Director               )          Attorney-in-Fact
(Scott N. Greenberg, Director                       )
(Dr. Roger Hagengruber, Director               )
(Joseph W. Lewis, Director                          )
(George J. Pedersen, Director                       )
(Orrie Lee Tawes III, Director                       )

A Power of Attorney, dated February 13, 2008 authorizing Jeffery G. Hough to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2007 on behalf of certain of the directors of the Registrant is filed as Exhibit 24.1 to this Annual Report.

Exhibit	Description of Exhibit

3	Articles of Incorporation and Bylaws

3(i)
Fourth Amended and Restated Certificate of Incorporation of the Company.   Previously filed in connection with the GSE Systems, Inc. Form DEF 14A as filed with the Securities and Exchange Commission on November 20, 2007 and incorporated herein by reference.

3(ii)
Amended and Restated Bylaws of the Company.  Previously filed in connection with Form DEF 4A as filed with the Securities and Exchange Commission on November 20, 2007 and incorporated herein by reference.

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

4.13
Subsidiary Guaranty by and among GSE Services Company LLC, MSHI, Inc., GSE Power Systems, Inc., GSE Erudite Software Inc., GSE Government & Military Simulation Systems, Inc., and GSE Process Solutions, Inc. and Laurus Master Fund, Ltd. dated as of March 7, 2006.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 13, 2006 and incorporated herein by reference.

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

4.19
Securities Purchase Agreement, dated as of June 15, 2007 by and between GSE Systems, Inc. and each of the Investors to sell a total of 1,666,667 shares of GSE Common Stock.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 18, 2007 and incorporated herein by reference.

4.20
Form of Warrant issued by GSE Systems, Inc to each of the Investors to purchase shares of GSE Common Stock.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 18, 2007 and incorporated herein by reference.

4.21
Registration Rights Agreement, dated as of June 15, 2007 by and between GSE Systems, Inc. and each of the Investors.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 18, 2007 and incorporated herein by reference.

4.22
Consent and Waiver, dated as of June 15, 2007, among GSE Systems, Inc., GSE Power Systems, Inc. and Laurus Master Fund Ltd. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 18, 2007 and incorporated herein by reference.

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

10.2
GSE Systems, Inc. 1995 Long-Term Incentive Plan, amended as of September 25, 2007. Previously filed in connection with the GSE Systems, Inc. Form DEF 14A as filed with the Securities and Exchange Commission on November 20, 2007 and incorporated herein by reference. *

10.3
Form of Option Agreement Under the GSE Systems, Inc. 1995 Long-Term Incentive Plan.  Previously filed in connection with the GSE Systems, Inc. Form 10-K as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference. *

Exhibit	Description of Exhibit
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

10.7
Office Lease Agreement between 1332 Londontown, LLC and GSE Systems, Inc. (dated as of February 27, 2008).   Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on March 11, 2008 and incorporated herein by reference.

10.8
Management Services Agreement between GSE Systems, Inc. and GP Strategies Corporation dated January 1, 2004. Previously filed in connection with the GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on April 14, 2004 and incorporated herein by reference.

10.9
Memorandum of Association of Limited Liability Company dated November 8, 2005 by and between Al Qudra Holding PJSC, Centre of Excellence for Applied Research and Training, and GSE Systems, Inc.  Previously filed in connection with the GSE Systems, Inc. Form 10-Q/A filed with the Securities and Exchange Commission on October 4, 2006 and incorporated herein by reference.

10.10
Supply Agreement Contract by and between Emirates Simulation Academy, LLC and GSE Power Systems, Inc. dated January 3, 2006.  Previously filed in connection with the GSE Systems, Inc. Form 10-Q/A filed with the Securities and Exchange Commission on October 4, 2006 and incorporated herein by reference.

Exhibit	Description of Exhibit
10.11
License and Technology Transfer Agreement by and Between GSE Power Systems, Inc. and Emirates Simulation Academy, LLC dated January 3, 2006.  Previously filed in connection with the GSE Systems, Inc. Form 10-Q/A filed with the Securities and Exchange Commission on October 4, 2006 and incorporated herein by reference.

14.	Code of Ethics

14.1
Code of Ethics for the Principal Executive Officer and Senior Financial Officers.  Previously filed in connection with the GSE Systems, Inc. Form 10-K file with the Securities and Exchange Commission on March 31, 2006 and incorporated herein by reference.

21.	Subsidiaries.

21.1	List of Subsidiaries of Registrant at December 31, 2007, filed herewith.

23.	Consents of Experts and Counsel

23.1.	Consent of KPMG LLP, filed herewith.

24.	Power of Attorney

24.1	Power of Attorney for Directors’ and Officers’ Signatures on SEC Form 10-K, filed herewith.

31.	Certifications

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