Form 10-Q
period 2008-03-31
GSE SYSTEMS INC
filed 2008-05-12
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2008.
or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Periodfrom       to      .

Commission File Number: 0-26494

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

7133 Rutherford Rd., Suite 200, Baltimore, MD 21244
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 277-3740

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  [  ]  No [X]

There were 15,656,517 shares of common stock, with a par value of $.01 per share outstanding as of May 12, 2008.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,080	$8,172
Restricted cash	2,251	2,228
Contract receivables	14,413	10,721
Prepaid expenses and other current assets	1,090	894
Total current assets	21,834	22,015

Equipment and leasehold improvements, net	1,083	880
Software development costs, net	1,292	1,170
Goodwill	1,739	1,739
Long-term restricted cash	1,925	1,925
Other assets	623	635
Total assets	$28,496	$28,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,231	$1,533
Accrued expenses	570	1,061
Accrued compensation and payroll taxes	1,654	1,613
Billings in excess of revenue earned	2,156	2,270
Accrued warranty	856	724
Other current liabilities	145	103
Total current liabilities	7,612	7,304

Other liabilities	734	695
Total liabilities	8,346	7,999
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized,
shares issued and outstanding none in 2008 and 2007	-	-
Common stock $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding 15,639,129 in 2008 and
15,508,014 in 2007	156	155
Additional paid-in capital	49,195	49,225
Accumulated deficit	(28,421)	(28,128)
Accumulated other comprehensive loss	(780)	(887)
Total stockholders' equity	20,150	20,365
Total liabilities and stockholders' equity	$28,496	$28,364

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended
	March 31,
	2008	2007

Contract revenue	$7,083	$7,845

Cost of revenue	5,218	5,651
Gross profit	1,865	2,194

Operating expenses:
Selling, general and administrative	1,939	1,691
Depreciation	100	51
Total operating expenses	2,039	1,742

Operating income (loss)	(174)	452

Interest expense, net	(6)	(154)
Other expense, net	(54)	(161)
Income (loss) before income taxes	(234)	137

Provision for income taxes	59	106
Net income (loss)	(293)	31

Preferred stock dividends	-	(49)

Net loss attributed to common shareholders	$(293)	$(18)

Basic loss per common share	$(0.02)	$(0.00)

Diluted loss per common share	$(0.02)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months ended
	March 31,
	2008	2007

Net income (loss)	$ (293)	$ 31

Foreign currency translation adjustment	107	(54)

Comprehensive loss	$ (186)	$ (23)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2008	-	$-	$15,508	$155	$49,225	$(28,128)	$(887)	$20,365

Stock-based compensation
expense	-	-	-	-	107	-	-	107
Common stock issued for
options exercised, net of 30,645 shares returned to GSE to pay for employee's income tax liabilities of $251,000.	-	-	127	1	(176)	-	-	(175)
Common stock issued for
services provided	-	-	4	-	39	-	-	39
Foreign currency translation
adjustment	-	-	-	-	-	-	107	107
Net loss	-	-	-	-	-	(293)	-	(293)
Balance, March 31, 2008	-	$-	$15,639	$156	$49,195	$(28,421)	$(780)	$20,150

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(293)	$31
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	100	51
Capitalized software amortization	71	86
Amortization of deferred financing costs	89	133
Stock-based compensation expense	146	146
Elimination of profit on Emirates Simulation Academy, LLC contract	39	121
Equity loss on investment in Emirates Simulation Academy, LLC	25	-
Changes in assets and liabilities:
Contract receivables	(3,692)	(634)
Prepaid expenses and other assets	(251)	(108)
Accounts payable, accrued compensation and accrued expenses	88	608
Billings in excess of revenues earned	(114)	(425)
Other liabilities	174	(99)
Net cash used in operating activities	(3,618)	(90)

Cash flows from investing activities:
Capital expenditures	(297)	(70)
Capitalized software development costs	(193)	(135)
Investment in Emirates Simulation Academy, LLC	(47)	(17)
Release (restriction) of cash as collateral under letters of credit	(23)	7
Net cash used in investing activities	(560)	(215)

Cash flows from financing activities:
Decrease in borrowings under lines of credit	-	(520)
Proceeds from issuance of common stock	77	697
Tax benefit from option exercises	-	19
Net cash provided by financing activities	77	196

Effect of exchange rate changes on cash	9	(4)
Net decrease in cash and cash equivalents	(4,092)	(113)
Cash and cash equivalents at beginning of year	8,172	1,073
Cash and cash equivalents at end of period	$4,080	$960

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended March 31, 2008 and 2007
(Unaudited)

1.	Basis of Presentation and Revenue Recognition

Basis of Presentation

The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the “Company” or “GSE”) without independent audit.  In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted.  The results of operations for interim periods are not necessarily an indication of the results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008.

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

Revenue Recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.  There were no claims outstanding as of March 31, 2008.

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

For the three months ended March 31, 2008 and 2007, the Emirates Simulation Academy, LLC (UAE) provided approximately 16.6% and 34.9%, respectively, of the Company’s consolidated revenue; Emerson Process Management provided approximately 17.4% and 4.9%, respectively, of the Company’s consolidated revenue, and Rosenergoatom Federal State Owned Enterprise (Russia) provided approximately 6.8% and 14.7%, respectively, of the Company’s consolidated revenue.

Contract receivables unbilled totaled $5.2 million and $6.6 million as of March 31, 2008 and December 31, 2007, respectively.  In April 2008, the Company invoiced $2.9 million of the unbilled amounts.

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

(in thousands, except for share amounts)	Three Months ended
	March 31,
	2008	2007
Numerator:
Net income (loss)	$(293)	$31
Preferred stock dividends	-	(49)
Net loss attributed to common stockholders	$(293)	$(18)

Denominator:
Weighted-average shares outstanding for basic
earnings per share	15,519,413	11,709,613
Effect of dilutive securities:
Employee stock options, warrants,
options outside the plan and convertible
preferred stock	-	-
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	15,519,413	11,709,613

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	1,273,635	3,050,698

The net income for the three months ended March 31, 2007 was decreased by preferred stock dividends of $49,000 in calculating the per share amounts.  Conversion of outstanding stock options and warrants was not assumed for either the three months ended March 31, 2008 nor the three months ended March 31, 2007 because the impact was anti-dilutive.  Also, conversion of the convertible preferred stock was not assumed for the three months ended March 31, 2007.

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

Software development costs capitalized were $193,000 and $135,000 for the quarters ended March 31, 2008 and 2007, respectively.  Total amortization expense was $71,000 and $86,000 for the quarters ended March 31, 2008 and 2007, respectively.

4.	Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates,  was formed to build and operate simulation training academies in the Arab Gulf Region.  These simulation training centers will be designed to train and certify indigenous workers for deployment to critical infrastructure facilities including power plants, oil refineries, petro-chemical plants, desalination units and other industrial facilities.  The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Research and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership).  At March 31, 2008 and December 31, 2007, GSE’s investment in ESA totaled $467,000 and $445,000, respectively, and was included on the balance sheet in other assets.  The Company accounts for its investment in ESA using the equity method.   For the three months ended March 31, 2008, the Company recognized a $25,000 equity loss on its investment in ESA.  The equity loss was recorded in other income (expense).

In January 2006, GSE received a $15.1 million contract from ESA to supply five simulators and an integrated training program. A $1.8 million change order was received from ESA in late 2007 increasing the total order value to $16.9 million.  For the three months ended March 31, 2008 and 2007, the Company recognized $1.2 million and $2.7 million, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for 16.6% and 34.9% of the Company’s consolidated revenue for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, $53,000 of backlog remained on the ESA project.  In accordance with the equity method, the Company has eliminated 10% of the profit from this contract as the training simulators are assets that will be recorded on the books of ESA, and the Company is thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination totaled $39,000 and $121,000 for the three months ended March 31, 2008 and March 31, 2007, respectively, and has been recorded as an other expense in the income statement and as an other liability on the balance sheet.   Once ESA begins to amortize the training simulators on their books, GSE will begin to amortize the other liability to other income.

At March 31, 2008 and December 31, 2007, the Company had trade receivables from ESA totaling $3.7 million and $1.0 million, respectively.  The trade receivable outstanding at December 31, 2007 has not yet been paid by ESA.  The Company has not recorded a reserve against this outstanding receivable at March 31, 2008 as the Company believes that payment will be received in full.  In addition, the Company had an unbilled receivable of $1.3 million and $2.8 million for the ESA contract at March 31, 2008 and December 31, 2007, respectively.  Under the terms of the contract, the Company provided a $2.1 million performance bond to ESA that will remain outstanding until the end of the warranty period on October 31, 2008.   The Company has deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank (“UNB”) in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  The guarantee will be in place until the expiration of the ESA credit facility on December 31, 2014 or earlier if ESA pays down and terminates the credit facility.

5.	Stock-Based Compensation

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.   The Company recognized $146,000 of pre-tax stock-based compensation expense for both the three months ended March 31, 2008 and 2007 under the fair value method in accordance with SFAS No. 123R.

6.	Long-term Debt

Line of Credit

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America, N.A. (“BOA”), in an aggregate amount of up to $5.0 million.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities will enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million will enable the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of the cash collateral pledged to BOA on outstanding letters of credit. This line of credit will be 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit will be based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit in the principal amount of up to $1.5 million will enable the Company to borrow funds up to 80% of domestic accounts receivable and 30% of domestic unbilled receivables.  The interest rate on this line of credit will be based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   The credit facilities will require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank’s consent.  At March 31, 2008, the Company’s available borrowing base under the two lines of credit was $5.0 million, none of which had been utilized.

7.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2007	$724
Warranty provision	244
Warranty claims	(112)
Balance at March 31, 2008	$856

8.	Common Stock

At a special shareholder’s meeting on December 13, 2007, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation increasing GSE’s authorized common stock by 12 million shares to a total of 30 million shares.  In addition, the shareholders approved an amendment to the Company’s 1995 Long-Term Incentive Plan (amended and restated September 25, 2007) (the “Plan”) which increased the number of shares available under the Plan by 1 million shares to a total of 3.5 million shares and extended the life of the Plan by an additional 10 years to June 30, 2018.  The Company has reserved 1 million shares of the newly authorized common stock for issuance pursuant to the provisions of the Plan.

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

The Company filed its registration statement on Form S-3 with the Securities and Exchange Commission (the “Commission”) in July 2007 covering the offer and sale, from time to time, of the Shares, the Warrant Shares and shares of common stock issuable upon exercise of warrants that may be issued as liquidated damages under the terms of a certain registration rights agreement entered into between the Company and the investors (the “Registration Rights Agreement”) in connection with the private placement.  The Registration Statement became effective on August 8, 2007 and, pursuant to the provisions of the Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to, after the date on which the Registration Statement becomes effective, cause the Registration Statement to remain continuously effective as to all Shares and Warrant Shares, other than for an aggregate of more than 30 consecutive trading days or for more than an aggregate of 60 trading days in any 12-month period. In the event of a default of the foregoing obligation, the Company will be required to issue to the investors, as liquidated damages, on the date the foregoing default occurs and each monthly anniversary thereafter, a number of warrants (on the same terms as the Warrants) equal to 2% of the number of Shares then held by such investor, not to exceed 10% of the total number of Shares then held by such investor, and thereafter cash, in an amount equal to 2% of the aggregate purchase price paid by the investors, not to exceed 30% of the aggregate purchase price paid by the investors.

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

The proceeds were used to pay down the Company’s line of credit and for other working capital purposes.

9.	Series A Convertible Preferred Stock

On February 28, 2006, the Company raised $3.9 million, net of associated fees of $395,000, through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to “accredited investors”, as that term is used in rules and regulations of the Securities and Exchange Commission.  The Convertible Preferred Stock was convertible at any time into a total of 2,401,133 shares of GSE common stock at a conversion price of $1.77 per share.  Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77.  In aggregate, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock.  The Convertible Preferred Stockholders were entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30.  In the first quarter 2007, the Company paid dividends totaling $49,000 to the preferred stockholders.  At any time after March 1, 2007, the Company had the right to convert the remaining outstanding Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeded 200% of the Series A Conversion Price.   On March 7, 2007, the Company sent notice to the holders of the remaining 20,000 outstanding shares of its Preferred Stock that the average current stock price for the prior twenty trading days had exceeded 200% of the Conversion Price, and that the Company was converting the outstanding Preferred Stock into common stock.  The 20,000 shares of Preferred Stock converted to 1,129,946 shares of GSE common stock.

10.	Letters of Credit and Performance Bonds

As of March 31, 2008, the Company was contingently liable for seven standby letters of credit totaling approximately $3.0 million.  The letters of credit represent performance bonds on six contracts and have been cash collateralized.

11.	Income Taxes

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

As of March 31, 2008, there have been no material changes to the liability for uncertain tax positions.

The Company does not expect to pay U.S. federal income taxes in 2008, but does expect to pay income taxes in Sweden.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its deferred tax assets at March 31, 2008.

12.	Commitments and Contingencies

  In October 2005, the Company signed an “Assignment of Lease and Amendment to Lease” that assigns and transfers to another tenant (the “assignee”) the Company’s rights, title and interest in its Columbia, Maryland facility lease.  The assignee’s obligation to pay rent under the Lease began on February 1, 2006.  The Company remains fully liable for the payment of all rent and for the performance of all obligations under the lease through the scheduled expiration of the lease, May 31, 2008, should the assignee default on their obligations. At March 31, 2008, the remaining rental payments under the lease totaled approximately $115,000.

13.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS 157 does not require any new fair value measurements.  However, on February 12, 2008 the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s condensed consolidated financial statements. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities--- Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to measure eligible items at fair value.  For items where the fair value election is made, the Company will be required to report unrealized gains or losses in earnings.  Statement 159 was effective January 1, 2008. The Company did not elect this fair value option; consequently, the adoption of SFAS No. 159 did not have an impact on the Company’s condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company is required to adopt the provisions of SFAS 160 effective January 1, 2009.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three Months ended March 31, 2008 and 2007

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects”, “intends”, “believes”, “may”, “will” and “anticipates” to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors of the Company’s 2007 Annual Report on Form 10-K and those other risks and uncertainties detailed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

General Business Environment

 The nuclear power industry has been largely dormant for the last thirty years with few opportunities to provide new full scope simulators.  The Company’s nuclear simulation business has concentrated mainly on providing services to the installed base of nuclear simulators worldwide.  These services are primarily related to upgrading antiquated simulation software and hardware systems, providing new and improved plant and system simulation models, and modifying the simulator to reflect changes in the physical plant.  However, over the last several years, the nuclear power industry has experienced a dramatic change, and most energy experts believe the industry is on the verge of a “renaissance”, driven by the gap between the energy that the world is projected to need versus the current capacity, the rising cost of oil, and growing environmental concerns caused by fossil fuels. Government and industry sources and trade journals report that up to 200 new nuclear plants will be built over the next 20 years.   In the U.S. alone, applications for accelerated construction and operating licenses have been or are expected to be submitted for 35 new nuclear plants.  Each new plant will be required to have a full scope simulator ready for operator training and certification about two years prior to plant operation.  In some cases where identical plants share a common site, one simulator will serve both plants.  Similar nuclear plant construction programs are underway or planned in China, Russia, Ukraine, Japan and Central Europe to meet growing energy demands.  In addition, most U.S. nuclear electric utilities have applied for license extensions and/or power upgrades.  These license extensions will lead to significant upgrades to the physical equipment and control room technology which will result in the need to modify or replace the existing plant control room simulators. The Company, having what it believes is the largest installed base of existing simulators, over 60% on a global basis, is well positioned to capture a large portion of this business, although no assurance can be given that it will be successful in doing so.  The Company logged approximately $8.7 million in nuclear simulation orders in the quarter ended March 31, 2008.

In 2005, the Company completed an agreement with Westinghouse Electric Company LLC (“Westinghouse”) to become their preferred vendor for the development of simulators for their AP1000 reactor design.  As a result of this agreement, GSE is working closely with Westinghouse to cooperate in the development of simulators for the AP1000 design and assist Westinghouse in the verification and validation of the AP1000 Human Machine interface.  The Company’s simulation models have been used to help Westinghouse successfully complete several phases of Human Machine Interface testing with customers, potential customers and U.S. regulators.  Westinghouse and its consortium partners received definitive multi-million dollar contracts to provide four AP1000 nuclear power plants in China.  The four plants are to be constructed in pairs on China’s eastern coast at Sanmen in Zhejiang province and Haiyang in Shandong province.  In September 2007, GSE received an initial contract from Westinghouse to begin the first phase of work on the Sanmen simulator project in China.  In February 2008, the Company received the balance of its multi-million dollar order for the Sanmen project.  In April 2008 GSE received a second contract from Westinghouse to begin work on the Haiyang simulator project also in China.    The Westinghouse agreement is not exclusive and does not prevent the Company from working with other nuclear vendors anywhere in the world.

The Company’s fossil fueled power simulation business has been growing rapidly over the past three years.  The transition from obsolete analog control systems to modern digital control systems and the new requirements for complex emission control systems are contributing to the growth the Company is experiencing in this business, coupled with the fact that GSE’s high-fidelity simulation models can be used to validate control schemes and logics for new designs before the control systems are deployed to the field.  GSE builds the plant models based upon design specifications supplied by its customers, and the models then drive the actual digital control systems in the factory.  This testing can uncover numerous control system discrepancies.  By correcting these problems at the factory versus in the field, GSE’s customers can save millions in reduced down time and reduced commissioning time.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:
(in thousands)	Three Months ended March, 31
	2008	%	2007	%
Contract revenue	$7,083	100.0%	$7,845	100.0%
Cost of revenue	5,218	73.7%	5,651	72.0%

Gross profit	1,865	26.3%	2,194	28.0%
Operating expenses:
Selling, general and administrative	1,939	27.4%	1,691	21.5%
Depreciation	100	1.4%	51	0.7%
Total operating expenses	2,039	28.8%	1,742	22.2%

Operating income (loss)	(174)	(2.5)%	452	5.8%

Interest expense, net	(6)	(0.1)%	(154)	(2.0)%
Other expense, net	(54)	(0.7)%	(161)	(2.1)%

Income (loss) before income taxes	(234)	(3.3)%	137	1.7%

Provision for income taxes	59	0.8%	106	1.3%

Net income (loss)	$(293)	(4.1)%	$31	0.4%

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience.  Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

A summary of the Company’s significant accounting policies as of December 31, 2007 is included in Note 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Certain of our accounting policies require higher degrees of judgment than others in their application.  These include revenue recognition on long-term contracts, capitalization of computer software development costs, and deferred income tax valuation allowances.  These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Results of Operations - Three Months ended March 31, 2008 versus Three Months ended March 31, 2007

Contract Revenue.  Total contract revenue for the quarter ended March 31, 2008 totaled $7.1 million, which was 9.7% lower than the $7.8 million total revenue for the quarter ended March 31, 2007.  The decrease mainly reflects the substantial completion of the $16.9 million ESA contract in the first quarter 2008.  The Company recognized $1.2 million of revenue on this contract in the first quarter 2008 versus $2.7 million in the first quarter 2007. The decrease in revenue from the ESA project was partially offset by a $543,000 increase in the Company’s fossil fueled power simulation revenue, which totaled $2.3 million in the first quarter 2008.  The Company recorded total orders of $11.1 million in the first quarter 2008 versus $6.3 million in the first quarter 2007.  At March 31, 2008, the Company’s backlog was $28.7 million, of which only $53,000 related to the ESA contract.

Gross Profit. Gross profit totaled $1.9 million for the quarter ended March 31, 2008 versus $2.2 million for the same quarter in 2007.  As a percentage of revenue, gross profit decreased from 28.0% for the three months ended March 31, 2007 to 26.3% for the three months ended March 31, 2008.  The decrease in gross margin reflects the lower revenue generated by the Company’s higher margined ESA contract and the lower revenue base to recover the Company’s relatively fixed overhead.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $1.9 million in the quarter ended March 31, 2008, a 14.7% increase from the $1.7 million for the same period in 2007. The increase reflects the following spending variances:

♦
Business development and marketing costs increased from $632,000 in the first quarter 2007 to $797,000 in the first quarter of 2008.  The increase mainly reflects a $93,000 increase in bidding and proposal costs, which are the costs of operations personnel in assisting with the preparation of contract proposals, a $35,000 increase in business development travel expenses, and the cost of attending the first quarter 2008 Society in Computer Simulation trade show.

♦
The Company’s general and administrative expenses totaled $1.1 million in the first quarter 2008, which was 22.8% higher than the $894,000 incurred in the first quarter 2007.   The increase is mainly due to the following:

o
The Company’s audit and tax expense increased $69,000 in the first quarter 2008 as compared to the first quarter 2007.   On June 30, 2007 the Company’s market capitalization exceeded $75 million, triggering the audit requirements of the Sarbanes-Oxley Act of 2002 in regards to the Company’s internal controls over financial reporting.  Accordingly, the Company began accruing for the increased audit fee in the second quarter 2007.  In addition, in the second quarter 2007, the Company hired an outside accounting firm to provide tax consulting services.

o	In the second quarter 2007, the Company leased a small office in Tarrytown, New York. The costs of this office in the first quarter 2008 totaled approximately $29,000.
o
In the first quarter 2008, the Company paid $20,000 to the American Stock Exchange to register the 1 million shares of common stock that were added to the Company’s 1995 Long-Term Incentive Plan by shareholder approval at the special shareholders meeting held in December 2007.

o
In accordance with the GSE Board of Director compensation plan, the six non-employee directors were awarded 10,000 stock options each in January 2008.  The options were valued using the Black-Sholes method and the value is being amortized over the three year vesting period.  The Company recognized $26,000 of expense in the first quarter 2008.

♦
Gross spending on software product development (“development”) totaled $237,000 in the quarter ended March 31, 2008 as compared to $300,000 in the same period of 2007. For the three months ended March 31, 2008, the Company expensed $44,000 and capitalized $193,000 of its development spending while in the three months ended March 31, 2007, the Company expensed $165,000 and capitalized $135,000 of its development spending.  The Company’s capitalized development expenditures in 2008 were mainly related to the customization of RELAP5-RT software (which simulates transient fluid dynamics, neutronics and heat transfer in nuclear power plants) to run on the Company’s real-time executive software and the enhancement to JCAD to add the capability to convert Autocad Control Logic Diagrams to the Company’s JControl modeling tool.   The Company anticipates that its total gross development spending in 2008 will approximate $900,000.

Depreciation.  Depreciation expense totaled $100,000 and $51,000 during the quarters ended March 31, 2008 and 2007, respectively.  The higher 2008 depreciation expense is due to the increase in 2007 capital spending which totaled $778,000, a 320% increase as compared to the capital spending in 2006.   Approximately 50% of the capital spending in 2007 was for furniture and computer equipment for the training centers that the Company establishing at Georgia Tech University and Strathclyde University; the balance was for computers, printers, servers and software.

Operating Income.  The Company had an operating loss of $174,000 (2.5% of revenue) in the first quarter 2008, as compared with operating income of $452,000 (5.8% of revenue) for the same period in 2007.  The variances were due to the factors outlined above.

Interest Expense, Net.  Net interest expense totaled $6,000 in the quarter ended March 31, 2008 versus $154,000 in the quarter ended March 31, 2007.

In June 2007, using a portion of the proceeds from the Company’s June 2007 common stock and warrant transaction, the Company paid off the outstanding balance of its Laurus Master Fund Ltd. line of credit and did not borrow against the line of credit in the first quarter 2008.   On March 6, 2008, the Laurus line of credit expired.  The Company incurred interest expense of $41,000 on borrowings from the Laurus line of credit in the first quarter 2007.

On March 28, 2008 the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America (“BOA”) in an aggregate amount of up to $5.0 million.  One line of credit is in the principal amount of up to $3.5 million and is guaranteed by the U.S. Export-Import Bank.  The other line of credit is in the principal amount of up to $1.5 million.  The Company did not borrow any funds against either BOA line of credit after the closing.

The deferred financing costs incurred in conjunction with the Laurus Master Fund line of credit were amortized over the two-year period of the line of credit, with the final amortization expense recorded in February 2008.  Amortization expense totaled $89,000 in the first quarter 2008 versus $133,000 in the first quarter 2007.  Amortization of the deferred financing costs incurred in conjunction with the BOA lines of credit will begin in April 2008.

Interest income earned on short-term investments of the Company’s operating cash totaled $34,000 for the three months ended March 31, 2008 versus none in 2007.

At March 31, 2008, the Company has approximately $3.0 million of cash in Certificates of Deposit with BOA that are being used as collateral for seven performance bonds.  At March 31, 2007, the Company had approximately $2.2 million of cash in Certificates of Deposit being used as collateral for three performance bonds.  The Company earned approximately $32,000 in interest income on the Certificates of Deposit in the first quarter 2008 versus $25,000 in interest income in the first quarter 2007.

In May 2007, the Company deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  GSE recorded approximately $17,000 interest income in the first quarter 2008.

Other miscellaneous interest expense, net totaled $5,000 in the three months ended March 31, 2007.

Other Expense, Net.  At March 31, 2008, the Company had contracts for the sale of approximately 36 million Japanese Yen and 281,000 Euro at fixed rates.  The contracts expire on various dates through February 2009.  The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the first quarter 2008 of $10,000 in other expense, net.

At March 31, 2007, the Company had contracts for the sale of approximately 88 million Japanese Yen and 182,000 Pounds Sterling at fixed rates. The contracts expired on various dates through January 2008.  The Company had not designated the contracts as hedges and recorded the change in the estimated fair value of the contracts during the first quarter 2007 of ($1,000) in other expense, net.

In the first quarter 2007, the Company incurred foreign currency transaction losses of $43,000.

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

As of March 31, 2008, there have been no material changes to the liability for uncertain tax positions.

The Company does not expect to pay U.S. federal income taxes in 2008, but does expect to pay income taxes in Sweden.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its deferred tax assets at March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, the Company’s cash and cash equivalents totaled $4.1 million compared to $8.2 million at December 31, 2007.

Cash used in operating activities.  Net cash used in operating activities for the three months ended March 31, 2008 totaled $3.6 million.  The most significant change in the Company’s assets and liabilities in the quarter ended March 31, 2008 was a $3.7 million increase in the Company’s contract receivables.  The Company’s trade receivables increased from $4.2 million at December 31, 2007 (including $1.0 million due from ESA) to $9.2 million at March 31, 2008 (including $3.7 million due from ESA) while the Company’s unbilled receivables decreased by $1.3 million to $5.2 million at March 31, 2008.    At March 31, 2008, trade receivables outstanding for more than 90 days totaled $2.1 million (including $1.0 million from ESA) versus $2,000 at December 31, 2007.  Despite the increase in overdue receivables, the Company believes the entire balance will be received and has not increased its bad debt reserve.

For the three months ended March 31, 2007, net cash used in operating activities was $90,000.  Significant changes in the Company’s assets and liabilities in the quarter ended March 31, 2007 included:

♦	A $634,000 increase in contract receivables mainly due to an increase in unbilled receivables.
♦
A $608,000 increase in accounts payable, accrued compensation and accrued expense.  The Company had several contracts that had significant material and subcontractor cost components.  The Company’s accounts payable balance increased due to the receipt of invoices from the related vendors.

♦	A $425,000 decrease in billings in excess of revenue earned.

Cash used in investing activities. For the three months ended March 31, 2008, net cash used in investing activities totaled $560,000.  Capital expenditures totaled $297,000, capitalized software development costs totaled $193,000, and the Company increased its investment in ESA by $47,000.  Cash used as collateral for stand-by letters of credit increased by $23,000. The Company anticipates that its total capital expenditures in 2008 will approximate $550,000.

Net cash used in investing activities for the three months ended March 31, 2007 totaled $215,000.  Capital expenditures totaled $70,000, capitalized software development costs totaled $135,000 and the Company increased its investment in ESA by $17,000.   A $7,000 cash collateralized stand-by letter of credit expired in the first quarter 2007 and the cash collateral was released.

Cash provided by financing activities.   The Company received $77,000 from the issuance of common stock in the three months ended March 31, 2008.

In the three months ended March 31, 2007, the Company generated $196,000 from financing activities.  The Company paid down the borrowings under its line of credit by $520,000 and generated $697,000 from the exercise of warrants and employee stock options.  The Company recognized a tax benefit of $19,000 related to employee stock option exercises.

Based on the Company’s forecasted expenditures and cash flow, the Company believes that it will generate sufficient cash through its normal operations and through the utilization of its current credit facility to meet its liquidity and working capital needs in 2008.  However, notwithstanding the foregoing, the Company may be required to look for additional capital to fund its operations if the Company is unable to operate profitably and generate sufficient cash from operations.  There can be no assurance that the Company would be successful in raising such additional funds.

Credit Facilities

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of American, N.A. (“BOA”), in an aggregate amount of up to $5.0 million.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities will enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million will enable the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of the cash collateral pledged to BOA on outstanding letters of credit. This line of credit will be 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit will be based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit in the principal amount of up to $1.5 million will enable the Company to borrow funds up to 80% of domestic accounts receivable and 30% of domestic unbilled receivables.  The interest rate on this line of credit will be based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   The credit facilities will require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank’s consent.  At March 31, 2008, the Company’s available borrowing base under the two lines of credit was $5.0 million, none of which had been utilized.

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

Series A Cumulative Preferred Stock

On February 28, 2006, the Company raised $3.9 million, net of associated fees of $395,000, through the sale of 42,500 shares of Series A Cumulative Convertible Preferred Stock and Warrants by means of a private placement to “accredited investors”, as that term is used in rules and regulations of the Securities and Exchange Commission.  The Convertible Preferred Stock was convertible at any time into a total of 2,401,133 shares of GSE common stock at a conversion price of $1.77 per share.  Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77.  In aggregate, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock.  The Convertible Preferred Stockholders were entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30.  In the first quarter 2007, the Company paid dividends totaling $49,000 to the preferred stockholders.  At any time after March 1, 2007, the Company had the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeded 200% of the Series A Conversion Price.  Prior to March 7, 2007, the holders of 22,500 shares of Preferred Stock had already elected to convert their Preferred Stock into a total of 1,271,187 shares of Common Stock; 8,580 shares of Preferred Stock were converted in 2006 and 13,920 shares of preferred Stock in 2007.  On March 7, 2007, the Company sent notice to the holders of the remaining 20,000 outstanding shares of its Preferred Stock that the average current stock price for the prior twenty trading days had exceeded 200% of the Conversion Price, and that the Company was converting the outstanding Preferred Stock into common stock.  The 20,000 shares of Preferred Stock converted to 1,129,946 shares of GSE common stock.  In 2006, the Preferred Stockholders exercised 28,248 warrants and an additional 11,300 warrants were exercised in the first quarter 2007.

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

The Company utilizes forward foreign currency financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is the Company's policy to use derivative financial instruments to protect against market risk arising in the normal course of business. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.   The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. The principal currencies hedged are the Japanese yen, the British pound sterling and the Euro. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impact of these exposures. The Company minimizes credit exposure by limiting counterparties to nationally recognized financial institutions.

At March 31, 2008, the Company had contracts for the sale of approximately 36 million Japanese Yen and 281,000 Euro at fixed rates.  The contracts expire on various dates through February 2009.  The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the first quarter 2008 of $10,000 in other expense, net.

 At March 31, 2007, the Company had contracts for sale of approximately 88 million Japanese Yen and 182,000 Pounds Sterling at fixed rates. The contracts expire on various dates through January 2008.  The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the first quarter 2007 of ($1,000) in other expense, net.

The Company is also subject to market risk related to the interest rate on its existing lines of credit.  However, during the first quarter 2008, the Company had no outstanding borrowings from its lines of credit.

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of March 31, 2008 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of March 31, 2008 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to satisfy the objectives for which they were intended and that the information required to be disclosed is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) compiled and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Date:  May 12, 2008                                             GSE SYSTEMS, INC.

/S/ JOHN V. MORAN
John V. Moran
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)