Form 10-Q
period 2008-06-30
GSE SYSTEMS INC
filed 2008-08-11
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2008.
or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Periodfrom to.

Commission File Number: 001-14785

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

1332 Londontown Blvd., Suite 200, Sykesville, MD 21784
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 970-7800

7133 Rutherford Rd., Suite 200, Baltimore, MD 21244
(Former address of principal executive office, if changed since last report)

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

There were 15, 911,594 shares of common stock, with a par value of $.01 per share outstanding as of August 8, 2008.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	Unaudited
	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,169	$8,172
Restricted cash	2,134	2,228
Contract receivables	12,639	10,721
Prepaid expenses and other current assets	1,052	894
Total current assets	21,994	22,015

Equipment and leasehold improvements, net	1,076	880
Software development costs, net	1,430	1,170
Goodwill	1,739	1,739
Long-term restricted cash	1,925	1,925
Other assets	929	635
Total assets	$29,093	$28,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,360	1,533
Accrued expenses	579	1,061
Accrued compensation and payroll taxes	1,359	1,613
Billings in excess of revenue earned	3,509	2,270
Accrued warranty	861	724
Other current liabilities	227	103
Total current liabilities	7,895	7,304

Other liabilities	733	695
Total liabilities	8,628	7,999
Commitments and contingencies

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized,
shares issued and outstanding none in 2008 and 2007	-	-
Common stock $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding 15,901,594 in 2008 and
15,508,014 in 2007	159	155
Additional paid-in capital	49,796	49,225
Accumulated deficit	(28,691)	(28,128)
Accumulated other comprehensive loss	(799)	(887)
Total stockholders' equity	20,465	20,365
Total liabilities and stockholders' equity	$29,093	$28,364

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Contract revenue	$6,555	$8,398	$13,638	$16,243

Cost of revenue	4,648	5,544	9,866	11,195
Gross profit	1,907	2,854	3,772	5,048

Operating expenses:
Selling, general and administrative	1,952	2,063	3,891	3,754
Depreciation	103	58	203	109
Total operating expenses	2,055	2,121	4,094	3,863

Operating income (loss)	(148)	733	(322)	1,185

Interest income (expense), net	40	(209)	34	(363)
Other expense, net	(70)	(104)	(124)	(265)
Income (loss) before income taxes	(178)	420	(412)	557

Provision for income taxes	92	72	151	178
Net income (loss)	(270)	348	(563)	379

Preferred stock dividends	-	-	-	(49)

Net income (loss) attributed to common shareholders	$(270)	$348	$(563)	$330

Basic income (loss) per common share	$(0.02)	$0.03	$(0.04)	$0.03

Diluted income (loss) per common share	$(0.02)	$0.02	$(0.04)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$(270)	$348	$(563)	$379

Foreign currency translation adjustment	(19)	(23)	88	31

Comprehensive income (loss)	$(289)	$325	$(475)	$410

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2008	-	$-	15,508	$155	$49,225	$(28,128)	$(887)	$20,365

Stock-based compensation
expense	-	-	-	-	210	-	-	210
Common stock issued for
options exercised, net of
30,645 shares returned to
GSE to pay for employee's
income tax liabilities of
$251,000	-	-	159	2	(111)	-	-	(109)
Common stock issued for
services provided	-	-	8	-	74	-	-	74
Common stock issued for
warrants exercised	-	-	227	2	398	-	-	400
Foreign currency translation
adjustment	-	-	-	-	-	-	88	88
Net loss	-	-	-	-	-	(563)	-	(563)
Balance, June 30, 2008	-	$-	15,902	$159	$49,796	$(28,691)	$(799)	$20,465

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(563)	$379
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	203	109
Capitalized software amortization	133	171
Amortization of deferred financing costs	107	267
Stock-based compensation expense	284	288
Elimination of profit on Emirates Simulation Academy, LLC contract	38	266
Equity loss on investment in Emirates Simulation Academy, LLC	88	-
Changes in assets and liabilities:
Contract receivables	(1,918)	(908)
Prepaid expenses and other assets	(137)	(348)
Accounts payable, accrued compensation and accrued expenses	(835)	(73)
Billings in excess of revenues earned	1,239	(507)
Accrued warranty reserves	137	(78)
Other liabilities	124	155
Net cash used in operating activities	(1,100)	(279)

Cash flows from investing activities:
Investment in Emirates Simulation Academy, LLC	(422)	(128)
Capital expenditures	(393)	(186)
Capitalized software development costs	(393)	(349)
Restriction of cash as collateral for guarantee	-	(1,181)
Release of cash as collateral under letters of credit	94	63
Net cash used in investing activities	(1,114)	(1,781)

Cash flows from financing activities:
Proceeds from issuance of common stock due to the
exercise of options and warrants	291	840
Deferred financing costs	(88)	-
Decrease in borrowings under lines of credit	-	(2,155)
Net proceeds from issuance of common stock and warrants	-	9,211
Tax benefit from option exercises	-	19
Payment of preferred stock dividends	-	(49)
Payment of ManTech preferred stock dividends	-	(316)
Net cash provided by financing activities	203	7,550

Effect of exchange rate changes on cash	8	2
Net increase (decrease) in cash and cash equivalents	(2,003)	5,492
Cash and cash equivalents at beginning of year	8,172	1,073
Cash and cash equivalents at end of period	$6,169	$6,565

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2008 and 2007
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

Revenue Recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.  There were no claims outstanding as of June 30, 2008.

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

The following customers have provided more than 10% of the Company’s revenue for the indicated period:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Emerson Process Management	17.1%	7.6%	16.4%	6.3%
Emirates Simulation Academy, LLC	0.2%	39.6%	8.7%	37.3%
Sinopec Ningbo Engineering Corporation	13.0%	0.0%	10.3%	0.0%

Contract receivables unbilled totaled $4.2 million and $6.6 million as of June 30, 2008 and December 31, 2007, respectively.  In July 2008, the Company invoiced $507,000 of the unbilled amounts.

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

(in thousands, except for share amounts)	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(270)	$348	$(563)	$379
Preferred stock dividends	-	-	-	(49)
Net income (loss) attributed to common stockholders	$(270)	$348	$(563)	$330

Denominator:
Weighted-average shares outstanding for basic
earnings per share	15,667,145	13,131,312	15,593,279	12,424,389

Effect of dilutive securities:
Employee stock options, warrants,
options outside the plan, and
convertible preferred stock	-	1,580,385	-	2,273,928
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	15,667,145	14,711,697	15,593,279	14,698,317

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	1,129,513	82,500	1,151,855	82,500

The net income for the six months ended June 30, 2007 was decreased by preferred stock dividends of $49,000 in calculating the per share amounts.  Conversion of outstanding stock options and warrants was not assumed for either the three or six months ended June 30, 2008 because the impact was anti-dilutive.

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

Software development costs capitalized were $200,000 and $393,000 for the three and six months ended June 30, 2008, respectively, and $214,000 and $349,000 for the three and six months ended June 30, 2007.  Total amortization expense was $62,000 and $133,000 for the six months ended June 30, 2008, respectively, and $86,000 and $171,000 for the three and six months ended June 30, 2007, respectively.

4.	Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates,  was formed to build and operate simulation training academies in the Arab Gulf Region.  These simulation training centers will be designed to train and certify indigenous workers for deployment to critical infrastructure facilities including power plants, oil refineries, petro-chemical plants, desalination units and other industrial facilities.  The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Research and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership).  At June 30, 2008 and December 31, 2007, GSE’s investment in ESA totaled $779,000 and $445,000, respectively, and was included on the balance sheet in other assets.  The Company accounts for its investment in ESA using the equity method.   For the three and six months ended June 30, 2008, the Company recognized a $63,000 and $88,000 equity loss, respectively, on its investment in ESA.  The equity loss was recorded in other expense, net.

In January 2006, GSE received a $15.1 million contract from ESA to supply five simulators and an integrated training program. A $1.8 million change order was received from ESA in late 2007 increasing the total order value to $16.9 million.   For the three months ended June 30, 2008 and 2007, the Company recognized $13,000 and $3.3 million, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for ..2% and 39.6% of the Company’s consolidated revenue, respectively.  For the six months ended June 30, 2008 and 2007, the Company recognized $1.2 and $6.1 million, respectively, of contract revenue on this project, which accounted for 8.7% and 37.3%, respectively, of the Company’s consolidated revenue.  At June 30, 2008, $40,000 of backlog remained on the ESA project.  In accordance with the equity method, the Company has eliminated 10% of the profit from this contract as the training simulators are assets that will be recorded on the books of ESA, and the Company is thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination totaled $(1,000) and $146,000 for the three months ended June 30, 2008 and June 30, 2007, respectively, and $38,000 and $266,000 for the six months ended June 30, 2008 and June 30, 2007, respectively.  The profit elimination has been recorded as an other expense in the income statement and as an other liability on the balance sheet.   Once ESA begins to amortize the training simulators on their books, GSE will begin to amortize the other liability to other income.

At June 30, 2008 and December 31, 2007, the Company had trade receivables from ESA totaling $3.9 million and $1.0 million, respectively.  In July 2008, the Company received $1.2 million of the June 30, 2008 receivable balance.  In the second quarter 2008, the Company invoiced the final billing milestones of the contract; at December 31, 2007, the Company had an unbilled receivable of $2.8 million.  Under the terms of the contract, the Company provided a $2.1 million performance bond to ESA that will remain outstanding until the end of the warranty period on October 31, 2008.   The Company has deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank (“UNB”) in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  The guarantee will be in place until the expiration of the ESA credit facility on December 31, 2014 or earlier if ESA pays down and terminates the credit facility.

5.	Stock-Based Compensation

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.   The Company recognized $138,000 and $142,000 of pre-tax stock-based compensation expense for the three months ended June 30, 2008 and 2007, respectively, under the fair value method in accordance with SFAS No. 123R and recognized $284,000 and $288,000 of pre-tax stock-based compensation expense for the six months ended June 30, 2008 and 2007, respectively.

6.	Long-term Debt

Line of Credit

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America, N.A. (“BOA”), in an aggregate amount of up to $5.0 million.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities are collateralized by substantially all of the Company's assets and enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of the cash collateral pledged to BOA on outstanding letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit in the principal amount of up to $1.5 million enables the Company to borrow funds up to 80% of domestic accounts receivable and 30% of domestic unbilled receivables.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   The credit facilities require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank’s consent.  The Company’s available borrowing base under the two lines of credit was $4.4 million at June 30, 2008, none of which had been utilized.

7.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account for the six months ended June 30, 2008 is as follows:

(in thousands)

Balance at December 31, 2007	$724
Warranty provision	391
Warranty claims	(254)
Balance at June 30, 2008	$861

8.	Common Stock

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

As of June 30, 2008, the Company was contingently liable for five standby letters of credit totaling approximately $2.9 million.  The letters of credit represent performance bonds on five contracts and have been cash collateralized.

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

As of June 30, 2008, there have been no material changes to the liability for uncertain tax positions.

The Company does not expect to pay U.S. federal income taxes in 2008, but does expect to pay income taxes in Sweden.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its deferred tax assets at June 30, 2008.

12.	Recent Accounting Pronouncements

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

GSE SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Six Months ended June 30, 2008 and 2007

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GSE Systems, Inc. (“GSE Systems”, “GSE” or the “Company”) is a world leader in real-time high fidelity simulation.  The Company provides simulation and educational solutions and services to the nuclear and fossil electric utility industry, and the chemical and petrochemical industries.  In addition, the Company provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry. GSE is the parent company of GSE Power Systems, Inc., a Delaware corporation; GSE Power Systems, AB, a Swedish corporation; GSE Engineering Systems (Beijing) Co. Ltd, a Chinese limited liability company; GSE Systems Ltd, a UK limited liability company; and has a 10% minority interest in Emirates Simulation Academy, LLC, a United Arab Emirates limited liability company.   The Company has only one reportable segment.

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

General Business Environment

 The nuclear power industry has been largely dormant for the last thirty years with few opportunities to provide new full scope simulators.  The Company’s nuclear simulation business has concentrated mainly on providing services to the installed base of nuclear simulators worldwide.  These services are primarily related to upgrading antiquated simulation software and hardware systems, providing new and improved plant and system simulation models, and modifying the simulator to reflect changes in the physical plant.  However, over the last several years, the nuclear power industry has experienced a dramatic change, and most energy experts believe the industry is on the verge of a “renaissance”, driven by the gap between the energy that the world is projected to need versus the current capacity, the rising cost of oil, and growing environmental concerns caused by fossil fuels. Government and industry sources and trade journals report that up to 200 new nuclear plants will be built over the next 20 years.   In the U.S. alone, applications for accelerated construction and operating licenses have been or are expected to be submitted for 35 new nuclear plants.  Each new plant will be required to have a full scope simulator ready for operator training and certification about two years prior to plant operation.  In some cases where identical plants share a common site, one simulator will serve both plants.  Similar nuclear plant construction programs are underway or planned in China, Russia, Ukraine, Japan and Central Europe to meet growing energy demands.  In addition, most U.S. nuclear electric utilities have applied for license extensions and/or power upgrades.  These license extensions will lead to significant upgrades to the physical equipment and control room technology which will result in the need to modify or replace the existing plant control room simulators. The Company, having what it believes is the largest installed base of existing simulators, over 60% on a global basis, is well positioned to capture a large portion of this business, although no assurance can be given that it will be successful in doing so.  The Company logged approximately $11.6 million in nuclear simulation orders in the six months ended June 30, 2008.

In 2005, the Company completed an agreement with Westinghouse Electric Company LLC (“Westinghouse”) to become their preferred vendor for the development of simulators for their AP1000 reactor design.  As a result of this agreement, GSE is working closely with Westinghouse to cooperate in the development of simulators for the AP1000 design and assist Westinghouse in the verification and validation of the AP1000 Human Machine interface.  The Company’s simulation models have been used to help Westinghouse successfully complete several phases of Human Machine Interface testing with customers, potential customers, and U.S. regulators.  Westinghouse and its consortium partners received definitive multi-million dollar contracts to provide four AP1000 nuclear power plants in China.  The four plants are to be constructed in pairs on China’s eastern coast at Sanmen in Zhejiang province and Haiyang in Shandong province. In September 2007, GSE received an initial contract from Westinghouse to begin work on the Sanmen simulator project in China.  In February 2008, the Company received the balance of its multi-million dollar order for the Sanmen project. In April 2008, GSE received a contract from Westinghouse to begin work on the Haiyang simulator project also in China.  The Westinghouse agreement is not exclusive and does not prevent the Company from working with other nuclear vendors anywhere in the world.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:

(in thousands)	Three months ended June 30,				Six months ended June 30,
	2008	%	2007	%	2008	%	2007	%
Contract revenue	$6,555	100.0%	$8,398	100.0%	$13,638	100.0%	$16,243	100.0%
Cost of revenue	4,648	70.9%	5,544	66.0%	9,866	72.3%	11,195	68.9%

Gross profit	1,907	29.1%	2,854	34.0%	3,772	27.7%	5,048	31.1%
Operating expenses:
Selling, general and administrative	1,952	29.8%	2,063	24.6%	3,891	28.6%	3,754	23.1%
Depreciation	103	1.6%	58	0.7%	203	1.5%	109	0.7%
Total operating expenses	2,055	31.4%	2,121	25.3%	4,094	30.1%	3,863	23.8%

Operating income (loss)	(148)	(2.3)%	733	8.7%	(322)	(2.4)%	1,185	7.3%

Interest income (expense), net	40	0.6%	(209)	(2.5)%	34	0.3%	(363)	(2.3)%
Other expense, net	(70)	(1.0)%	(104)	(1.2)%	(124)	(0.9)%	(265)	(1.6)%

Income (loss) before income taxes	(178)	(2.7)%	420	5.0%	(412)	(3.0)%	557	3.4%

Provision for income taxes	92	1.4%	72	0.9%	151	1.1%	178	1.1%

Net income (loss)	$(270)	(4.1)%	$348	4.1%	$(563)	(4.1)%	$379	2.3%

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

Results of Operations - Three and Six Months ended June 30, 2008 versus Three and Six Months ended June 30, 2007

Contract Revenue.  Contract revenue for the quarter ended June 30, 2008 totaled $6.6 million, which was 21.9% lower than the $8.4 million total revenue for the quarter ended June 30, 2007. For the six months ended June 30, 2008, contract revenue totaled $13.6 million, a 16.0% decrease from the $16.2 million for the six months ended June 30, 2007.  The decrease mainly reflects the substantial completion of the $16.9 million ESA contract in 2008.  For the three months ended June 30, 2008 and 2007, the Company recognized $13,000 and $3.3 million, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for .2% and 39.6% of the Company’s consolidated revenue, respectively.  For the six months ended June 30, 2008 and 2007, the Company recognized $1.2 and $6.1 million, respectively of contract revenue on the ESA project, which accounted for 8.7% and 37.3%, respectively, of the Company’s consolidated revenue.  The decrease in revenue from the ESA project was partially offset by an increase in the Company’s fossil fueled power simulation revenue, which totaled $2.4 million in the second quarter 2008 versus $1.8 million in the second quarter 2007 and totaled $4.7 million in the six months ended June 30, 2008 versus $2.9 million in the same period of 2007.  In the six months ended June 30, 2008, the Company recorded total orders of $18.0 million versus $15.5 million in the six months ended June 30, 2007.   At June 30, 2008, the Company’s backlog was $29.1 million, of which only $40,000 related to the ESA contract.

Gross Profit. Gross profit totaled $1.9 million for the quarter ended June 30, 2008 versus $2.9 million for the same quarter in 2007.  As a percentage of revenue, gross profit decreased from 34.0% for the three months ended June 30, 2007 to 29.1% for the three months ended June 30, 2008.  For the six months ended June 30, 2008, gross profit decreased $1.3 million from the same period in the prior year to $3.8 million (27.7% of revenue).  The decrease in gross margin reflects the lower revenue generated by the Company’s higher margined ESA contract and the lower revenue base to recover the Company’s relatively fixed overhead.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $2.0 million in the quarter ended June 30, 2008 as compared to $2.1 million in the quarter ended June 30, 2007.  For the six months ended June 30, 2008 and 2007, SG&A expenses totaled $3.9 million and $3.8 million, respectively.  The variance in SG&A spending reflects the following:

♦
Business development and marketing costs increased from $648,000 in the second quarter 2007 to $809,000 in the second quarter of 2008 and increased from $1.3 million for the six months ended June 30, 2007 to $1.6 million in the same period 2008.  The increase in the 2008 year-to-date costs mainly reflects a $110,000 increase in bidding and proposal costs, which are the costs of operations personnel in assisting with the preparation of contract proposals, a $110,000 increase in business development travel expenses, and the cost of attending the first quarter 2008 Society in Computer Simulation trade show.

♦
The Company’s general and administrative expenses totaled $1.0 million in the second quarter 2008, which was 15.1% lower than the $1.3 million incurred in the second quarter 2007.  For the six months ended June 30, 2008, general and administrative expenses were unchanged from the same period in 2007, totaling $2.1 million.   The decrease in general and administrative expense in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 reflects the following spending variances:

o
In the second quarter 2007, the Company hired an independent accounting firm to evaluate the changes in the Company’s ownership and to determine the amount of any limitation on the usage of the Company’s tax loss carryforwards.

o
On June 30, 2007, the Company’s market capitalization exceeded $75 million.  Thus, in accordance with the Sarbanes-Oxley Act of 2002, the Company was required to hire its independent registered public accountants to perform an audit of the Company’s internal controls over financial reporting as of December 31, 2007.  The Company accrued one half of the estimated cost of this audit fee in the second quarter 2007.   In 2008, the Company accrued one quarter of the 2008 financial reporting internal controls audit fee in the first quarter 2008 and another quarter of the fee in the second quarter 2008.

o	The Company incurred lower legal fees in the second quarter 2008 as compared to the second quarter 2007.

♦
Gross spending on software product development (“development”) totaled $299,000 in the quarter ended June 30, 2008 as compared to $401,000 in the same period of 2007.  For the six months ended June 30, 2008, gross development spending totaled $537,000 versus $701,000 in the same period of 2007.   For the three months ended June 30, 2008, the Company expensed $99,000 and capitalized $200,000 of its development spending while in the three months ended June 30, 2007, the Company expensed $187,000 and capitalized $214,000 of its development spending. For the six months ended June 30, 2008, the Company expensed $144,000 and capitalized $393,000 of its development spending and expensed $352,000 and capitalized $349,000 of its development spending in the six months ended June 30, 2007.  The Company’s capitalized development expenditures in 2008 were mainly related to the customization of RELAP5-RT software (which simulates transient fluid dynamics, neutronics and heat transfer in nuclear power plants) to run on the Company’s real-time executive software and the enhancement to JCAD to add the capability to convert AutoCAD Control Logic Diagrams to the Company’s JControl modeling tool.   The Company anticipates that its total gross development spending in 2008 will approximate $1.0 million.

Depreciation.  Depreciation expense totaled $103,000 and $58,000 during the quarters ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, depreciation expense totaled $203,000 and $109,000, respectively.  The higher 2008 depreciation expense is due to the increase in 2007 capital spending which totaled $778,000, a 320% increase as compared to the capital spending in 2006.   Approximately 50% of the capital spending in 2007 was for furniture and computer equipment for the training centers that the Company established at Georgia Tech University and Strathclyde University; the balance was for computers, printers, servers and software.

Operating Income.  The Company had an operating loss of $148,000 (2.3% of revenue) in the second quarter 2008, as compared with operating income of $733,000 (8.7% of revenue) for the same period in 2007.  For the six months ended June 30, 2008 and 2007, the Company had an operating loss of $322,000 (2.4% of revenue and operating income of $1.2 million (7.3% of revenue), respectively. The variances were due to the factors outlined above.

Interest Income (Expense), Net.  For the three and six months ended June 30, 2008, net interest income totaled $40,000 and $34,000, respectively.  For the three and six months ended June 30, 2007, net interest expense totaled $209,000 and $363,000, respectively.

In June 2007, using a portion of the proceeds from the Company’s June 2007 common stock and warrant transaction, the Company paid off the outstanding balance of its Laurus Master Fund Ltd. line of credit and did not borrow against the line of credit in the first quarter 2008.   On March 6, 2008, the Laurus line of credit expired.  The Company incurred interest expense of $66,000 and $107,000 on borrowings from the Laurus line of credit in the three and six months ended June 30, 2007, respectively.

On March 28, 2008 the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America (“BOA”) in an aggregate amount of up to $5.0 million.  One line of credit is in the principal amount of up to $3.5 million and is guaranteed by the U.S. Export-Import Bank.  The other line of credit is in the principal amount of up to $1.5 million.  The Company has not borrowed any funds against either BOA line of credit since the closing.

The deferred financing costs incurred in conjunction with the Laurus Master Fund line of credit were amortized over the two-year period of the line of credit, with the final amortization expense recorded in February 2008.  Thus, there was no amortization expense in the three months ended June 30, 2008, but amortization expense totaled $89,000 in the three and six months ended June 30, 2008.  This compares to amortization expense of  $133,000 and $267,000 in the three and six months ended June 30, 2007, respectively.  Amortization of the deferred financing costs incurred in conjunction with the BOA lines of credit begin in April 2008; amortization expense totaled $18,000 in the three and six months ended June 30, 2008.

Interest income earned on short-term investments of the Company’s operating cash totaled $7,000 and $40,000 for the three and six months ended June 30, 2008, respectively, versus none in 2007.

At June 30, 2008, the Company has approximately $2.9 million of cash in Certificates of Deposit with BOA that are being used as collateral for five performance bonds.  At June 30, 2007, the Company had approximately $2.2 million of cash in Certificates of Deposit being used as collateral for three performance bonds.  The Company earned approximately $32,000 and $64,000 in interest income on the Certificates of Deposit in the three and six months ended June 30, 2008, respectively, versus $24,000 and $51,000 in interest income in the three and six months ended June 30, 2007, respectively.

In May 2007, the Company deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  GSE recorded approximately $14,000 and $29,000 interest income in the three and six months ended June 30, 2008, respectively.

Other miscellaneous interest income, net totaled $5,000 and $8,000 in the three and six months ended June 30, 2008, respectively.  Other miscellaneous interest expense, net totaled $34,000 and $40,000 in the three and six months ended June 30, 2007, respectively.

Other Expense, Net.  For the three and six months ended June 30, 2008, other expense, net was $70,000 and $124,000, respectively.   For the three and six months ended June 30, 2007, other expense was $104,000 and $265,000, respectively.  The major components of other expense, net include the following items:

♦
The Company accounts for its investment in ESA using the equity method.  In accordance with the equity method, the Company has eliminated 10% of the profit from this contract as the training simulators are assets that will be recorded on the books of ESA, and the Company is thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination totaled $(1,000) and $38,000 for the three and six months ended June 30, 2008 and $145,000 and $266,000 for the three and six months ended June 30, 2007, respectively.

♦	For the three and six months ended June 30, 2008, the Company recognized a $63,000 and $88,000 equity loss, respectively, on its investment in ESA. The equity loss was recorded in other expense, net.

♦
At June 30, 2008, the Company had contracts for the sale of approximately 225,000 Euro at fixed rates.  The contracts expire on various dates through February 2009.  The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the three and six months ended June 30, 2008 (a loss of $5,400 and a gain of $4,900, respectively,) in other expense, net.

♦
At June 30, 2007, the Company had contracts for the sale of approximately 61 million Japanese Yen and 125,000 Pounds Sterling at fixed rates. The contracts expired on various dates through January 2008.  The Company had not designated the contracts as hedges and recorded the change in the estimated fair value of the contracts during the three and six months ended June 30, 2007 (a loss of $2,000 in both periods) in other expense, net.

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

As of June 30, 2008, there have been no material changes to the liability for uncertain tax positions.

The Company does not expect to pay U.S. federal income taxes in 2008, but does expect to pay income taxes in Sweden.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its deferred tax assets at June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2008, the Company’s cash and cash equivalents totaled $6.2 million compared to $8.2 million at December 31, 2007.

Cash used in operating activities.  Net cash used in operating activities for the six months ended June 30, 2008 totaled $1.1 million.  Significant changes in the Company’s assets and liabilities in the six months ended June 30, 2008 included:
♦
A $1.9 million increase in the Company’s contract receivables.  The Company’s trade receivables increased from $4.2 million at December 31, 2007 (including $1.0 million due from ESA) to $8.5 million at June 30, 2008 (including $3.9 million due from ESA) while the Company’s unbilled receivables decreased by $2.4 million to $4.2 million at June 30, 2008.    At June 30, 2008, trade receivables outstanding for more than 90 days totaled $3.0 million (including $2.6 million from ESA) versus $2,000 at December 31, 2007.  In July 2008, the Company received $1.3 million of the over 90 day receivable, including $1.2 million from ESA.  Despite the increase in overdue receivables, the Company believes the entire balance will be received and has not increased its bad debt reserve.

♦	A $1.2 million increase in billings in excess of revenues earned. The increase is due to the timing of contracted billing milestones of the Company’s current projects.

For the six months ended June 30, 2007, net cash used in operating activities was $279,000.  Significant changes in the Company’s assets and liabilities in the six months ended June 30, 2007 included:
♦	A $908,000 increase in contract receivables mainly due to an increase in unbilled receivables.
♦	A $507,000 decrease in billings in excess of revenue earned.

Cash used in investing activities. For the six months ended June 30, 2008, net cash used in investing activities totaled $1.1 million.  The Company increased its investment in ESA by $422,000, capital expenditures totaled $393,000, and capitalized software development costs totaled $393,000.  Cash used as collateral for stand-by letters of credit decreased by $94,000. The Company anticipates that its total capital expenditures in 2008 will approximate $550,000 and expects to make additional cash investments in ESA of $108,000 in 2008.

 Net cash used in investing activities for the six months ended June 30, 2007 totaled $1.8 million.  Capital expenditures totaled $186,000, capitalized software development costs totaled $349,000 and the Company increased its investment in ESA by $128,000.  The Company deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank (“UNB”) in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  The guarantee will remain in place until the expiration of the ESA credit facility on December 31, 2014 or earlier if ESA pays down and terminates the credit facility.

Cash provided by financing activities.   Cash provided by financing activities for the six months ended June 30, 2008 totaled $203,000.  The Company received $291,000 from the issuance of common stock and spent $88,000 on deferred financing costs in conjunction with the new Bank of America lines of credit.

In the six months ended June 30, 2007, the Company generated $7.6 million from financing activities.  The Company generated net proceeds of $9.2 million from the issuance of 1,666,667 shares of common stock and warrants which was used to pay down the Laurus Master Fund line of credit.  The Company generated $840,000 from the exercise of warrants and employee stock options.  The Company paid dividends of $49,000 to the Series A Cumulative Convertible Preferred stockholders and paid the $316,000 preferred stock dividend that was due to ManTech International Corp. since 2003.

Based on the Company’s forecasted expenditures and cash flow, the Company believes that it will generate sufficient cash through its normal operations and through the utilization of its current credit facility to meet its liquidity and working capital needs in 2008.

Credit Facilities

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America, N.A. (“BOA”), in an aggregate amount of up to $5.0 million.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities are collateralized by substantially all of the Company's assets and enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of the cash collateral pledged to BOA on outstanding letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit in the principal amount of up to $1.5 million enables the Company to borrow funds up to 80% of domestic accounts receivable and 30% of domestic unbilled receivables.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   The credit facilities require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank’s consent.  The Company’s available borrowing base under the two lines of credit was $4.4 million at June 30, 2008, none of which had been utilized.

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

The Company utilizes forward foreign currency financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is the Company's policy to use derivative financial instruments to protect against market risk arising in the normal course of business. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.   The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. The principal currencies hedged are the Japanese yen, the British pound sterling, and the Euro. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impact of these exposures. The Company minimizes credit exposure by limiting counterparties to nationally recognized financial institutions.

At June 30, 2008, the Company had contracts for the sale of approximately 225,000 Euro at fixed rates.  The contracts expire on various dates through February 2009.  The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the three and six months ended June 30, 2008 (a loss of $5,400 and a gain of $4,900, respectively,) in other expense, net.

At June 30, 2007, the Company had contracts for the sale of approximately 61 million Japanese Yen and 125,000 Pounds Sterling at fixed rates. The contracts expired on various dates through January 2008.  The Company had not designated the contracts as hedges and recorded the change in the estimated fair value of the contracts during the three and six months ended June 30, 2007 (a loss of $2,000 in both periods) in other expense, net.

The Company is also subject to market risk related to the interest rate on its existing lines of credit.  However, during the six months ended June 30, 2008, the Company had no outstanding borrowings from its lines of credit.

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of June 30, 2008 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of June 30, 2008 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to satisfy the objectives for which they were intended and that the information required to be disclosed is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) compiled and communicated to our management to allow timely decisions regarding required disclosure.

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

GSE SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Six Months ended June 30, 2008 and 2007

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                        Defaults Upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

	Proposal	For	Withheld	Total
1)	Election of Directors for a three year term expiring in 2011:
	Michael D. Feldman	12,784,195	319,431	13,103,626
	Sheldon L. Glashow	13,082,375	21,251	13,103,626
	Roger L. Hagengruber	13,085,289	18,337	13,103,626

	The following directors are serving terms until the annual meeting in 2009 and were not reelected
	at the May 29, 2008 annual meeting:
	Jane Bryant Quinn
	Joseph W. Lewis
	O. Lee Tawes, III

	The following directors are serving terms until the annual meeting in 2010 and were not reelected
	at the May 29, 2008 annual meeting:
	Jerome I. Feldman
	John V. Moran
	George J. Pedersen

	Proposal	For	Against	Abstain	Total
2)	Ratification of KPMG LLP as
	the Company's independent registered
	public accountants for the 2008 fiscal year.	13,087,443	4,535	11,648	13,103,626

Item 5.                        Other Information

None

Item 6.                        Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2008

GSE SYSTEMS, INC.

/S/ JOHN V. MORAN
John V. Moran
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)