Form 10-Q
period 2008-09-30
GSE SYSTEMS INC
filed 2008-11-10
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2008.
or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from      to     .

001-14785
(Commission File Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).Yes  [  ]  No [X]

There were 15, 965,346 shares of common stock, with a par value of $.01 per share outstanding as of November 7, 2008.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,513	$8,172
Restricted cash	2,521	2,228
Contract receivables	11,883	10,721
Prepaid expenses and other current assets	1,019	894
Total current assets	22,936	22,015

Equipment and leasehold improvements, net	1,162	880
Software development costs, net	1,505	1,170
Goodwill	1,739	1,739
Long-term restricted cash	1,990	1,925
Other assets	1,098	635
Total assets	$30,430	$28,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,723	$1,533
Accrued expenses	733	1,061
Accrued compensation and payroll taxes	1,284	1,613
Billings in excess of revenue earned	3,671	2,270
Accrued warranty	961	724
Other current liabilities	273	103
Total current liabilities	8,645	7,304

Other liabilities	733	695
Total liabilities	9,378	7,999
Commitments and contingencies

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized,
shares issued and outstanding none in 2008 and 2007	-	-
Common stock $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding 15,963,958 in 2008 and
15,508,014 in 2007	160	155
Additional paid-in capital	50,217	49,225
Accumulated deficit	(28,261)	(28,128)
Accumulated other comprehensive loss	(1,064)	(887)
Total stockholders' equity	21,052	20,365
Total liabilities and stockholders' equity	$30,430	$28,364

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Contract revenue	$7,001	$7,526	$20,639	$23,769

Cost of revenue	5,023	5,150	14,889	16,345
Gross profit	1,978	2,376	5,750	7,424

Operating expenses:
Selling, general and administrative	1,694	1,813	5,585	5,567
Depreciation	114	59	317	168
Total operating expenses	1,808	1,872	5,902	5,735

Operating income (loss)	170	504	(152)	1,689

Interest income (expense), net	42	(62)	76	(425)
Other income (expense), net	317	(88)	193	(353)
Income before income taxes	529	354	117	911

Provision for income taxes	99	51	250	229
Net income (loss)	430	303	(133)	682

Preferred stock dividends	-	-	-	(49)

Net income (loss) attributed to common shareholders	$430	$303	$(133)	$633

Basic income (loss) per common share	$0.03	$0.02	$(0.01)	$0.05

Diluted income (loss) per common share	$0.03	$0.02	$(0.01)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$430	$303	$(133)	$682

Foreign currency translation adjustment	(265)	119	(177)	88

Comprehensive income (loss)	$165	$422	$(310)	$770

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2008	-	$-	15,508	$155	$49,225	$(28,128)	$(887)	$20,365

Stock-based compensation
expense	-	-	-	-	319	-	-	319
Common stock issued for
options exercised, net of
30,645 shares returned to
GSE to pay for employee's
income tax liabilities of $251,000	-	-	194	2	29	-	-	31
Common stock issued for
services provided	-	-	13	-	107	-	-	107
Common stock issued for
warrants exercised	-	-	249	3	537	-	-	540
Foreign currency translation
adjustment	-	-	-	-	-	-	(177)	(177)
Net loss	-	-	-	-	-	(133)	-	(133)
Balance, September 30, 2008	-	$-	15,964	$160	$50,217	$(28,261)	$(1,064)	$21,052

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(133)	$682
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	317	168
Capitalized software amortization	195	252
Amortization of deferred financing costs	124	399
Stock-based compensation expense	426	430
Elimination of profit on Emirates Simulation Academy, LLC contract	38	371
Equity loss on investment in Emirates Simulation Academy, LLC	138	-
Changes in assets and liabilities:
Contract receivables	(1,162)	(2,877)
Prepaid expenses and other assets	(340)	(522)
Accounts payable, accrued compensation and accrued expenses	(638)	(264)
Billings in excess of revenues earned	1,401	1,062
Accrued warranty reserves	237	(98)
Other liabilities	170	155
Net cash provided by (used in) operating activities	773	(242)

Cash flows from investing activities:
Investment in Emirates Simulation Academy, LLC	(422)	(128)
Capital expenditures	(600)	(258)
Capitalized software development costs	(530)	(513)
Restriction of cash as collateral under letters of credit or guarantees	(548)	(1,275)
Release of cash as collateral under letters of credit	190	63
Net cash used in investing activities	(1,910)	(2,111)

Cash flows from financing activities:
Proceeds from issuance of common stock due to the exercise
of options and warrants	571	1,260
Deferred financing costs	(88)	-
Decrease in borrowings under lines of credit	-	(2,155)
Net proceeds from issuance of common stock and warrants	-	9,235
Tax benefit from option exercises	-	41
Payment of preferred stock dividends	-	(49)
Payment of ManTech preferred stock dividends	-	(316)
Net cash provided by financing activities	483	8,016

Effect of exchange rate changes on cash	(5)	15
Net increase (decrease) in cash and cash equivalents	(659)	5,678
Cash and cash equivalents at beginning of year	8,172	1,073
Cash and cash equivalents at end of period	$7,513	$6,751

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months ended September 30, 2008 and 2007
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

Revenue Recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.  There were no claims outstanding as of September 30, 2008.

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

Revenue from the sale of software licenses which do not require significant modifications or customization for the Company’s modeling tools is recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is considered probable.

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

The following customers have provided more than 10% of the Company’s revenue for the indicated period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

American Electric Power	13.1%	0.3%	4.8%	0.2%
Emerson Process Management	12.8%	9.5%	16.8%	7.3%
Emirates Simulation Academy, LLC	0.6%	27.4%	6.0%	34.2%
Westinghouse Electric Company LLC	10.6%	0.7%	7.7%	0.5%

Contract receivables unbilled totaled $3.2 million and $6.6 million as of September 30, 2008 and December 31, 2007, respectively.  In October 2008, the Company invoiced $993,000 of the unbilled amounts.

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

(in thousands, except for share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$430	$303	$(133)	$682
Preferred stock dividends	-	-	-	(49)
Net income (loss) attributed to common stockholders	$430	$303	$(133)	$633

Denominator:
Weighted-average shares outstanding for basic
earnings per share	15,920,908	14,943,189	15,683,442	12,568,108
Effect of dilutive securities:
Employee stock options, warrants,
options outside the plan, and
convertible preferred stock	792,308	1,451,543	-	1,935,392
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	16,713,216	16,394,732	15,683,442	14,503,500

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	146,630	82,500	135,931	72,216

The net income for the nine months ended September 30, 2007 was decreased by preferred stock dividends of $49,000 in calculating the per share amounts. Conversion of outstanding stock options and warrants was not assumed for the nine months ended September 30, 2008 because the impact was anti-dilutive.

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

Software development costs capitalized were $137,000 and $530,000 for the three and nine months ended September 30, 2008, respectively, and $165,000 and $513,000 for the three and nine months ended September 30, 2007.  Total amortization expense was $62,000 and $195,000 for the three and nine months ended September 30, 2008, respectively, and $81,000 and $252,000 for the three and nine months ended September 30, 2007, respectively.

4.	Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates,  was formed to build and operate simulation training academies in the Arab Gulf Region.  These simulation training centers will be designed to train and certify indigenous workers for deployment to critical infrastructure facilities including power plants, oil refineries, petro-chemical plants, desalination units and other industrial facilities.  The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Research and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership).  At September 30, 2008 and December 31, 2007, GSE’s investment in ESA totaled $729,000 and $445,000, respectively, and was included on the balance sheet in other assets.  The Company accounts for its investment in ESA using the equity method.   For the three and nine months ended September 30, 2008, the Company recognized a $50,000 and $138,000 equity loss, respectively, on its investment in ESA.  The equity loss was recorded in other income (expense), net.

In January 2006, GSE received a $15.1 million contract from ESA to supply five simulators and an integrated training program. A $1.8 million change order was received from ESA in late 2007 increasing the total order value to $16.9 million.  For the three months ended September 30, 2008 and 2007, the Company recognized $40,000 and $2.1 million, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for 0.6% and 27.4% of the Company’s consolidated revenue, respectively.  For the nine months ended September 30, 2008 and 2007, the Company recognized $1.2 and $8.1 million, respectively, of contract revenue on this project, which accounted for 6.0% and 34.2%, respectively, of the Company’s consolidated revenue.  At September 30, 2008, no backlog remained on the ESA project.  In accordance with the equity method, the Company has eliminated 10% of the profit from this contract as the training simulators are assets that will be recorded on the books of ESA, and the Company is thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination totaled $0 and $105,000 for the three months ended September 30, 2008 and September 30, 2007, respectively, and $38,000 and $371,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively.  The profit elimination has been recorded as an other expense in the income statement and as an other liability on the balance sheet.   Once ESA begins to amortize the training simulators on their books, GSE will begin to amortize the other liability to other income.

At September 30, 2008 and December 31, 2007, the Company had trade receivables from ESA totaling $2.7 million and $1.0 million, respectively.  In the second quarter 2008, the Company invoiced the final billing milestones of the contract; at December 31, 2007, the Company had an unbilled receivable of $2.8 million.  The $2.7 million trade receivable due from ESA at September 30, 2008 is more than 120 days past due.  The Company was informed by ESA that it is performing a financial and technical review of the entire ESA contract and that no additional payments will be made to the Company until their review is completed in November 2008.   The Company has not provided a bad debt reserve against the $2.7 million ESA receivable as it expects payment in full.  Under the terms of the contract, the Company provided a $2.1 million performance bond to ESA that will remain outstanding until the end of the warranty period which has been extended to February 28, 2009 from October 31, 2008.   The Company has deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank (“UNB”) in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  The guarantee will be in place until the expiration of the ESA credit facility on December 31, 2014 or earlier if ESA pays down and terminates the credit facility.

5.	Stock-Based Compensation

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.   The Company recognized $142,000 of pre-tax stock-based compensation expense for both the three months ended September 30, 2008 and 2007  under the fair value method in accordance with SFAS No. 123R and recognized $426,000 and $430,000 of pre-tax stock-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively.

6.	Long-term Debt

Line of Credit

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America, N.A. (“BOA”), in an aggregate amount of up to $5.0 million.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities are collateralized by substantially all of the Company’s assets and enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of the cash collateral pledged to BOA on outstanding letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit in the principal amount of up to $1.5 million enables the Company to borrow funds up to 80% of domestic accounts receivable and 30% of domestic unbilled receivables.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   The credit facilities require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank’s consent. The Company’s available borrowing base under the two lines of credit was $3.7 million at September 30, 2008, none of which had been utilized.

7.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account for the nine months ended September 30, 2008 is as follows:

(in thousands)

Balance at December 31, 2007	$724
Warranty provision	569
Warranty claims	(332)
Balance at September 30, 2008	$961

8.	Common Stock

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

The Company filed its registration statement on Form S-3 with the Securities and Exchange Commission (the “Commission”) in July 2007 covering the offer and sale, from time to time, of the Shares, the Warrant Shares and shares of common stock issuable upon exercise of warrants that may be issued as liquidated damages under the terms of a certain registration rights agreement entered into between the Company and the investors (the “Registration Rights Agreement”) in connection with the private placement.  The Registration Statement became effective on August 8, 2007 and, pursuant to the provisions of the Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to, after the date on which the Registration Statement became effective, cause the Registration Statement to remain continuously effective as to all Shares and Warrant Shares, other than for an aggregate of more than 30 consecutive trading days or for more than an aggregate of 60 trading days in any 12-month period. In the event of a default of the foregoing obligation, the Company will be required to issue to the investors, as liquidated damages, on the date the foregoing default occurs and each monthly anniversary thereafter, a number of warrants (on the same terms as the Warrants) equal to 2% of the number of Shares then held by such investor, not to exceed 10% of the total number of Shares then held by such investor, and thereafter cash, in an amount equal to 2% of the aggregate purchase price paid by the investors, not to exceed 30% of the aggregate purchase price paid by the investors.

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

As of September 30, 2008, the Company was contingently liable for four standby letters of credit totaling approximately $3.0 million.  The letters of credit represent performance bonds on four contracts and have been cash collateralized.

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

As of September 30, 2008, there have been no material changes to the liability for uncertain tax positions.

The Company does not expect to pay U.S. federal income taxes in 2008, but does expect to pay income taxes in Sweden.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its deferred tax assets at September 30, 2008.

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

GSE SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Nine Months ended September 30, 2008 and 2007

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

General Business Environment

The nuclear power industry has been largely dormant for the last thirty years with few opportunities to provide new full scope simulators.  The Company’s nuclear simulation business has concentrated mainly on providing services to the installed base of nuclear simulators worldwide.  These services are primarily related to upgrading antiquated simulation software and hardware systems, providing new and improved plant and system simulation models, and modifying the simulator to reflect changes in the physical plant.  However, over the last several years, the nuclear power industry has experienced a dramatic change, and most energy experts believe the industry is on the verge of a “renaissance”, driven by the gap between the energy that the world is projected to need versus the current capacity, the rising cost of oil, and growing environmental concerns caused by fossil fuels. Government and industry sources and trade journals report that up to 200 new nuclear plants will be built over the next 20 years.   In the U.S. alone, applications for accelerated construction and operating licenses have been or are expected to be submitted for 35 new nuclear plants.  Each new plant will be required to have a full scope simulator ready for operator training and certification about two years prior to plant operation.  In some cases where identical plants share a common site, one simulator will serve both plants.  Similar nuclear plant construction programs are underway or planned in China, Russia, Ukraine, Japan and Central Europe to meet growing energy demands.  In addition, most U.S. nuclear electric utilities have applied for license extensions and/or power upgrades.  These license extensions will lead to significant upgrades to the physical equipment and control room technology which will result in the need to modify or replace the existing plant control room simulators. The Company, having what it believes is the largest installed base of existing simulators, over 60% on a global basis, is well positioned to capture a large portion of this business, although no assurance can be given that it will be successful in doing so.  The Company logged approximately $21.1 million in nuclear simulation orders in the nine months ended September 30, 2008.

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

The Company’s fossil fueled power simulation business has been growing rapidly over the past three years.  The transition from obsolete analog control systems to modern digital control systems and the new requirements for complex emission control systems are contributing to the growth the Company is experiencing in this business, coupled with the fact that GSE’s high-fidelity simulation models can be used to validate control schemes and logics for new designs before the control systems are deployed to the field.  GSE builds the plant models based upon design specifications supplied by its customers, and the models then drive the actual digital control systems in the factory.  This testing can uncover numerous control system discrepancies.  By correcting these problems at the factory versus in the field, GSE’s customers can save millions in reduced down time and reduced commissioning time.  The Company logged approximately $8.6 million in fossil simulation orders in the nine months ended September 30, 2008.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:
(in thousands)	Three months ended September 30,				Nine months ended September 30,
	2008	%	2007	%	2008	%	2007	%
Contract revenue	$7,001	100.0%	$7,526	100.0%	$20,639	100.0%	$23,769	100.0%
Cost of revenue	5,023	71.7%	5,150	68.4%	14,889	72.1%	16,345	68.8%

Gross profit	1,978	28.3%	2,376	31.6%	5,750	27.9%	7,424	31.2%
Operating expenses:
Selling, general and administrative	1,694	24.3%	1,813	24.1%	5,585	27.1%	5,567	23.4%
Depreciation	114	1.6%	59	0.8%	317	1.5%	168	0.7%
Total operating expenses	1,808	25.9%	1,872	24.9%	5,902	28.6%	5,735	24.1%

Operating income (loss)	170	2.4%	504	6.7%	(152)	(0.7)%	1,689	7.1%

Interest income (expense), net	42	0.6%	(62)	(0.8)%	76	0.4%	(425)	(1.8)%
Other income (expense), net	317	4.5%	(88)	(1.2)%	193	0.9%	(353)	(1.5)%

Income (loss) before income taxes	529	7.5%	354	4.7%	117	0.6%	911	3.8%

Provision for income taxes	99	1.4%	51	0.7%	250	1.2%	229	.9%

Net income (loss)	$430	6.1%	$303	4.0%	$(133)	(0.6)%	$682	2.9%

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

Results of Operations - Three and Nine Months ended September 30, 2008 versus Three and Nine Months ended September 30, 2007

Contract Revenue.  Contract revenue for the quarter ended September 30, 2008 totaled $7.0 million, which was 7.0% lower than the $7.5 million total revenue for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, contract revenue totaled $20.6 million, a 13.2% decrease from the $23.8 million for the nine months ended September 30, 2007.  The decrease mainly reflects the substantial completion of the $16.9 million ESA contract in 2008.  For the three months ended September 30, 2008 and 2007, the Company recognized $40,000 and $2.1 million, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for 0.6% and 27.4% of the Company’s consolidated revenue, respectively.  For the nine months ended September 30, 2008 and 2007, the Company recognized $1.2 million and $8.1 million, respectively of contract revenue on the ESA project, which accounted for 6.0% and 34.2%, respectively, of the Company’s consolidated revenue.  The decrease in revenue from the ESA project was partially offset by an increase in the Company’s fossil fueled power simulation revenue, which totaled $2.1 million in the third quarter 2008 versus $1.7 million in the third quarter 2007 and totaled $6.8 million in the nine months ended September 30, 2008 versus $4.6 million in the same period of 2007.  In the nine months ended September 30, 2008, the Company recorded total orders of $31.2 million versus $29.3 million in the nine months ended September 30, 2007.  At September 30, 2008, the Company’s backlog was $34.7 million.

Gross Profit. Gross profit totaled $2.0 million for the quarter ended September 30, 2008 versus $2.4 million for the same quarter in 2007.  As a percentage of revenue, gross profit decreased from 31.6% for the three months ended September 30, 2007 to 28.3% for the three months ended September 30, 2008.  For the nine months ended September 30, 2008, gross profit decreased $1.7 million from the same period in the prior year to $5.8 million (27.9% of revenue).  The decrease in gross margin reflects the lower revenue generated by the Company’s higher margined ESA contract and the lower revenue base to recover the Company’s relatively fixed overhead.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $1.7 million in the quarter ended September 30, 2008 as compared to $1.8 million in the quarter ended September 30, 2007.  For both the nine months ended September 30, 2008 and 2007, SG&A expenses totaled $5.6 million.  The variance in SG&A spending reflects the following:

♦
Business development and marketing costs increased from $663,000 in the third quarter 2007 to $675,000 in the third quarter of 2008 and increased from $1.9 million for the nine months ended September 30, 2007 to $2.3 million in the same period 2008.  The increase in the 2008 year-to-date costs mainly reflects a $30,000 increase in bidding and proposal costs, which are the costs of operations personnel in assisting with the preparation of contract proposals, a $128,000 increase in business development travel expenses, the cost of attending the first quarter 2008 Society in Computer Simulation trade show ($27,000) and the cost of the Company’s September 2008 Simworld user’s conference in Beijing, China ($68,000).

♦
The Company’s general and administrative expenses totaled $920,000 in the third quarter 2008, which was 13.5% lower than the $1.1 million incurred in the third quarter 2007.  For the nine months ended September 30, 2008 and 2007, general and administrative expenses totaled $3.1 and $3.2 million, respectively.   The decrease in general and administrative expense in 2008 as compared to 2007 reflects the following spending variances:

o	The Company incurred lower legal fees in the third quarter 2008 as compared to the third quarter 2007.
o
In 2007, the Company hired an independent accounting firm to evaluate the changes in the Company’s ownership and to determine the amount of any limitation on the usage of the Company’s tax loss carryforwards.

♦
Gross spending on software product development (“development”) totaled $236,000 in the quarter ended September 30, 2008 as compared to $251,000 in the same period of 2007.  For the nine months ended September 30, 2008, gross development spending totaled $773,000 versus $953,000 in the same period of 2007.   For the three months ended September 30, 2008, the Company expensed $99,000 and capitalized $137,000 of its development spending while in the three months ended September 30, 2007, the Company expensed $86,000 and capitalized $165,000 of its development spending. For the nine months ended September 30, 2008, the Company expensed $243,000 and capitalized $530,000 of its development spending and expensed $440,000 and capitalized $513,000 of its development spending in the nine months ended September 30, 2007.  The Company’s capitalized development expenditures in 2008 were mainly related to the customization of RELAP5-RT software (which simulates transient fluid dynamics, neutronics and heat transfer in nuclear power plants) to run on the Company’s real-time executive software and the enhancement to JCAD to add the capability to convert AutoCAD Control Logic Diagrams to the Company’s JControl modeling tool.   The Company anticipates that its total gross development spending in 2008 will approximate $1.0 million.

Depreciation.  Depreciation expense totaled $114,000 and $59,000 during the quarters ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, depreciation expense totaled $317,000 and $168,000, respectively.  The higher 2008 depreciation expense reflects the increase in 2007 capital spending which totaled $778,000, a 320% increase as compared to the capital spending in 2006.   Approximately 50% of the capital spending in 2007 was for furniture and computer equipment for the training centers that the Company established at Georgia Tech University and Strathclyde University; the balance was for computers, printers, servers and software.  In addition, capital spending in the first nine months of 2008 totaled $600,000 versus $258,000 for the first nine months of 2007.  The 2008 capital spending was largely related to the Company’s move to its new headquarters in Sykesville, Maryland.

Operating Income.  The Company had operating income of $170,000 (2.4% of revenue) in the third quarter 2008, as compared with operating income of $504,000 (6.7% of revenue) for the same period in 2007.  For the nine months ended September 30, 2008 and 2007, the Company had an operating loss of $152,000 (0.7% of revenue) and operating income of $1.7 million (7.1% of revenue), respectively. The variances were due to the factors outlined above.

Interest Income (Expense), Net.  For the three and nine months ended September 30, 2008, net interest income totaled $42,000 and $76,000, respectively.  For the three and nine months ended September 30, 2007, net interest expense totaled $62,000 and $425,000, respectively.

In June 2007, using a portion of the proceeds from the Company’s June 2007 common stock and warrant transaction, the Company paid off the outstanding balance of its Laurus Master Fund Ltd. line of credit and did not borrow against the line of credit in 2008.   On March 6, 2008, the Laurus line of credit expired.  The Company incurred interest expense of $0 and $107,000 on borrowings from the Laurus line of credit in the three and nine months ended September 30, 2007, respectively.

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

The deferred financing costs incurred in conjunction with the Laurus Master Fund line of credit were amortized over the two-year period of the line of credit, with the final amortization expense recorded in February 2008.  Thus, there was no amortization expense in the three months ended September 30, 2008, but amortization expense totaled $89,000 in the nine months ended September 30, 2008. This compares to amortization expense of $133,000 and $399,000 in the three and nine months ended September 30, 2007, respectively.  Amortization of the deferred financing costs incurred in conjunction with the BOA lines of credit began in April 2008; amortization expense totaled $18,000 and $35,000 in the three and nine months ended September 30, 2008, respectively.

Interest income earned on short-term investments of the Company’s operating cash totaled $12,000 and $52,000 for the three and nine months ended September 30, 2008, respectively, versus $40,000 in both the three and nine months ended September 30, 2007.

At September 30, 2008, the Company has approximately $3.0 million of cash in Certificates of Deposit with BOA that are being used as collateral for four performance bonds.  At September 30, 2007, the Company had approximately $2.3 million of cash in Certificates of Deposit being used as collateral for four performance bonds.  The Company earned approximately $33,000 and $97,000 in interest income on the Certificates of Deposit in the three and nine months ended September 30, 2008, respectively, versus $25,000 and $74,000 in interest income in the three and nine months ended September 30, 2007, respectively.

In May 2007, the Company deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  GSE recorded approximately $10,000 and $39,000 interest income in the three and nine months ended September 30, 2008, respectively.

Other miscellaneous interest income, net totaled $5,000 and $12,000 in the three and nine months ended September 30, 2008, respectively.  Other miscellaneous interest income (expense), net totaled $6,000 of interest income and $33,000 of interest expense in the three and nine months ended September 30, 2007, respectively.

Other Income (Expense), Net.  For the three and nine months ended September 30, 2008, other income (expense), net was $317,000 and $193,000, respectively.   For the three and nine months ended September 30, 2007, other income (expense), net was ($88,000) and ($353,000), respectively.  The major components of other income (expense), net include the following items:

♦
The Company accounts for its investment in ESA using the equity method.  In accordance with the equity method, the Company has eliminated 10% of the profit from this contract as the training simulators are assets that will be recorded on the books of ESA, and the Company is thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination totaled $0 and $38,000 for the three and nine months ended September 30, 2008 and $105,000 and $371,000 for the three and nine months ended September 30, 2007, respectively.

♦	For the three and nine months ended September 30, 2008, the Company recognized a $50,000 and $138,000 equity loss, respectively, on its investment in ESA.

♦
At September 30, 2008, the Company had contracts for the sale of approximately 2.4 million Euro, 2.5 million British Pounds Sterling, and 135 million Japanese Yen at fixed rates.  The contracts expire on various dates through September 2013.  The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the three and nine months ended September 30, 2008 (a gain of $360,000 and $365,000, respectively) in other income (expense).

♦
At September 30, 2007, the Company had contracts for the sale of approximately 36 million Japanese Yen and 125,000 British Pounds Sterling at fixed rates. The contracts expired on various dates through January 2008.  The Company had not designated the contracts as hedges and recorded the change in the estimated fair value of the contracts during the three and nine months ended September 30, 2007 (a loss of $6,000 and $8,000, respectively) in other income (expense).

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

As of September 30, 2008, there have been no material changes to the liability for uncertain tax positions.

The Company does not expect to pay U.S. federal income taxes in 2008, but does expect to pay income taxes in Sweden.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its deferred tax assets at September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008, the Company’s cash and cash equivalents totaled $7.5 million compared to $8.2 million at December 31, 2007.

Cash provided by (used in) operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2008 totaled $773,000.  Significant changes in the Company’s assets and liabilities in the nine months ended September 30, 2008 included:
♦
A $1.2 million increase in the Company’s contract receivables.  The Company’s trade receivables increased from $4.2 million at December 31, 2007 (including $1.0 million due from ESA) to $8.7 million at September 30, 2008 (including $2.7 million due from ESA) while the Company’s unbilled receivables decreased by $3.3 million to $3.2 million at September 30, 2008.    At September 30, 2008, trade receivables outstanding for more than 90 days totaled $3.3 million (including $2.7 million from ESA) versus $2,000 at December 31, 2007.  Despite the increase in overdue receivables, the Company believes the entire balance will be received and has not increased its bad debt reserve.

♦	A $1.4 million increase in billings in excess of revenues earned. The increase is due to the timing of contracted billing milestones of the Company’s current projects.

For the nine months ended September 30, 2007, net cash used in operating activities was $242,000.  Significant changes in the Company’s assets and liabilities in the nine months ended September 30, 2007 included:

♦
A $2.9 million increase in contract receivables.  $1.6 million of the increase was due to an increase in the total ESA trade receivable from $1.7 million at December 31, 2006 (paid in May 2007) to $3.3 million at September 30, 2007.  The balance of the increase was mainly due to an increase in unbilled receivables.

♦	A $1.1 million increase in billings in excess of revenue earned, most of which was related to a large advance payment for the Company’s contract with Sinopec Ningbo Engineering Company.

Cash used in investing activities. For the nine months ended September 30, 2008, net cash used in investing activities totaled $1.9 million.  The Company increased its investment in ESA by $422,000, capital expenditures totaled $600,000, and capitalized software development costs totaled $530,000.  Cash used as collateral for stand-by letters of credit increased by $358,000, net. The Company anticipates that its total capital expenditures in 2008 will approximate $700,000 (of which $600,000 has been spent through September 30, 2008) and expects to make additional cash investments in ESA of $108,000 in the fourth quarter of 2008.

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

Cash provided by financing activities.   Cash provided by financing activities for the nine months ended September 30, 2008 totaled $483,000.  The Company received $571,000 from the issuance of common stock from the exercise of warrants and employee stock options and spent $88,000 on deferred financing costs in conjunction with the new Bank of America lines of credit.

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

Credit Facilities

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America, N.A. (“BOA”), in an aggregate amount of up to $5.0 million.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities are collateralized by substantially all of the Company’s assets and enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of the cash collateral pledged to BOA on outstanding letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit in the principal amount of up to $1.5 million enables the Company to borrow funds up to 80% of domestic accounts receivable and 30% of domestic unbilled receivables.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   The credit facilities require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank’s consent. The Company’s available borrowing base under the two lines of credit was $3.7 million at September 30, 2008, none of which had been utilized.

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

The Company filed its registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “Commission”) on July 16, 2007 covering the offer and sale, from time to time, of the Shares, the Warrant Shares and shares of common stock issuable upon exercise of warrants that may be issued as liquidated damages under the terms of a certain registration rights agreement entered into between the Company and the investors (the “Registration Rights Agreement”) in connection with the private placement.  The Registration Statement became effective on August 8, 2007 and, pursuant to the provisions of the Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to, after the date on which the Registration Statement became effective, cause the Registration Statement to remain continuously effective as to all Shares and Warrant Shares, other than for an aggregate of more than 30 consecutive trading days or for more than an aggregate of 60 trading days in any 12-month period. In the event of a default of the foregoing obligation, the Company will be required to issue to the investors, as liquidated damages, on the date the foregoing default occurs and each monthly anniversary thereafter, a number of warrants (on the same terms as the Warrants) equal to 2% of the number of Shares then held by such investor, not to exceed 10% of the total number of Shares then held by such investor, and thereafter cash, in an amount equal to 2% of the aggregate purchase price paid by the investors, not to exceed 30% of the aggregate purchase price paid by the investors.

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

At September 30, 2008, the Company had contracts for the sale of approximately 2.4 million Euro, 2.5 million British Pounds Sterling, and 135 million Japanese Yen at fixed rates.  The contracts expire on various dates through September 2013.  The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the three and nine months ended September 30, 2008 (a gain of $360,000 and $365,000, respectively) in other income (expense).

At September 30, 2007, the Company had contracts for the sale of approximately 36 million Japanese Yen and 125,000 British Pounds Sterling at fixed rates. The contracts expired on various dates through January 2008.  The Company had not designated the contracts as hedges and recorded the change in the estimated fair value of the contracts during the three and nine months ended September 30, 2007 (a loss of $6,000 and $8,000, respectively) in other income (expense).

The Company is also subject to market risk related to the interest rate on its existing lines of credit.  However, during the nine months ended September 30, 2008, the Company had no outstanding borrowings from its lines of credit.

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of September 30, 2008 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of September 30, 2008 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to satisfy the objectives for which they were intended and that the information required to be disclosed is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) compiled and communicated to our management to allow timely decisions regarding required disclosure.

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

GSE SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Nine Months ended September 30, 2008 and 2007

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

Date: November 10, 2008	GSE SYSTEMS, INC.

/S/ JOHN V. MORAN
John V. Moran
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)