Form 10-Q/A
period 2009-03-05
GSE SYSTEMS INC
filed 2009-03-12
CIK 944480

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

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for the quarter ended September 30, 2008 is filed to amend and restate the Company’s previously issued financial statements for the three and nine months ended September 30, 2008 to correct its accounting for certain foreign currency derivative instruments.  The restatement was necessary because of an error in the reporting of the fair value of certain foreign exchange contracts during the quarter ended September 30, 2008.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q/A

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	September 30, 2008	December 31, 2007
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,513	$8,172
Restricted cash	2,521	2,228
Contract receivables	11,935	10,721
Prepaid expenses and other current assets	999	894
Total current assets	22,968	22,015

Equipment and leasehold improvements, net	1,162	880
Software development costs, net	1,505	1,170
Goodwill	1,739	1,739
Long-term restricted cash	1,990	1,925
Other assets	908	635
Total assets	$30,272	$28,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,723	$1,533
Accrued expenses	733	1,061
Accrued compensation and payroll taxes	1,284	1,613
Billings in excess of revenue earned	3,704	2,270
Accrued warranty	961	724
Other current liabilities	476	103
Total current liabilities	8,881	7,304

Other liabilities	786	695
Total liabilities	9,667	7,999
Commitments and contingencies

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized,
shares issued and outstanding none in 2008 and 2007	-	-
Common stock $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding 15,963,958 in 2008 and
15,508,014 in 2007	160	155
Additional paid-in capital	50,217	49,225
Accumulated deficit	(28,749)	(28,128)
Accumulated other comprehensive loss	(1,023)	(887)
Total stockholders' equity	20,605	20,365
Total liabilities and stockholders' equity	$30,272	$28,364

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Restated)		(Restated)

Contract revenue	$7,001	$7,526	$20,639	$23,769

Cost of revenue	5,023	5,150	14,889	16,345
Gross profit	1,978	2,376	5,750	7,424

Operating expenses:
Selling, general and administrative	1,694	1,813	5,585	5,567
Depreciation	114	59	317	168
Total operating expenses	1,808	1,872	5,902	5,735

Operating income (loss)	170	504	(152)	1,689

Interest income (expense), net	42	(62)	76	(425)
Loss on derivative instruments	(170)	(6)	(165)	(8)
Other expense, net	(43)	(82)	(172)	(345)
Income (loss) before income taxes	(1)	354	(413)	911

Provision for income taxes	57	51	208	229
Net income (loss)	(58)	303	(621)	682

Preferred stock dividends	-	-	-	(49)

Net income (loss) attributed to common shareholders	$(58)	$303	$(621)	$633

Basic income (loss) per common share	$(0.00)	$0.02	$(0.04)	$0.05

Diluted income (loss) per common share	$(0.00)	$0.02	$(0.04)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Restated)		(Restated)

Net income (loss)	$(58)	$303	$(621)	$682

Foreign currency translation adjustment	(224)	119	(136)	88

Comprehensive income (loss)	$(282)	$422	$(757)	$770

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
Common stock issued for
options exercised, net of
30,645 shares returned to
GSE to pay for employee's
income tax liabilities of
$251	-	-	194	2	29	-	-	31
Common stock issued for
services provided	-	-	13	-	107	-	-	107
Common stock issued for
warrants exercised	-	-	249	3	537	-	-	540
Foreign currency translation
adjustment	-	-	-	-	-	-	(136)	(136)
Net loss	-	-	-	-	-	(621)	-	(621)
Balance, September 30, 2008 (Restated)	-	$-	15,964	$160	$50,217	$(28,749)	$(1,023)	$20,605

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended
	September 30,
	2008	2007
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(621)	$682
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	317	168
Capitalized software amortization	195	252
Amortization of deferred financing costs	124	399
Stock-based compensation expense	426	430
Loss on derivative instruments	165	8
Elimination of profit on Emirates Simulation Academy, LLC contract	38	371
Equity loss on investment in Emirates Simulation Academy, LLC	138	-
Changes in assets and liabilities:
Contract receivables	(1,162)	(2,877)
Prepaid expenses and other assets	(37)	(531)
Accounts payable, accrued compensation and accrued expenses	(620)	(263)
Billings in excess of revenues earned	1,402	1,062
Accrued warranty reserves	237	(98)
Other liabilities	171	155
Net cash provided by (used in) operating activities	773	(242)

Cash flows from investing activities:
Investment in Emirates Simulation Academy, LLC	(422)	(128)
Capital expenditures	(600)	(258)
Capitalized software development costs	(530)	(513)
Restriction of cash as collateral under letters of credit or guarantees	(548)	(1,275)
Release of cash as collateral under letters of credit	190	63
Net cash used in investing activities	(1,910)	(2,111)

Cash flows from financing activities:
Proceeds from issuance of common stock due to the exercise
of options and warrants	571	1,260
Deferred financing costs	(88)	-
Decrease in borrowings under lines of credit	-	(2,155)
Net proceeds from issuance of common stock and warrants	-	9,235
Tax benefit from option exercises	-	41
Payment of preferred stock dividends	-	(49)
Payment of ManTech preferred stock dividends	-	(316)
Net cash provided by financing activities	483	8,016

Effect of exchange rate changes on cash	(5)	15
Net increase (decrease) in cash and cash equivalents	(659)	5,678
Cash and cash equivalents at beginning of year	8,172	1,073
Cash and cash equivalents at end of period	$7,513	$6,751

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q/A
For the Three and Nine Months ended September 30, 2008 and 2007

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

2.	Restatement

On  February 13,  2009,  management and the Audit Committee of the Board of Directors concluded that the Company would amend and restate its previously issued financial statements for the three and nine months  ended September 30, 2008 to correct its accounting for certain foreign currency exchange contracts.  The restatement reduced net income for both the three and nine months ended September 30, 2008 by approximately $488,000 and resulted in a net loss of approximately $58,000 or $0.00 per share on both a basic and diluted basis for the three months ended September 30, 2008 and a net loss of approximately $621,000 or ($0.04) per share on both a basic and diluted basis for the nine months ended September 30, 2008. The restatement did not affect the Company’s liquidity, reported revenue, operating income or cash from operations.

The impact of the restatement on the Company’s Consolidated Statement of Operations for the three months ended September 30, 2008 is outlined below.

	Three months ended
	September 30, 2008
(in thousands, except for share amounts)		AS
	RESTATED	REPORTED	Variance

Contract revenue	$7,001	$7,001	$-

Operating income	$170	$170	$-

Interest income, net	42	42	-
Gain (Loss) on
derivative instruments	(170)	360	(530)
Other expense, net	(43)	(43)	-
Income (loss) before income taxes	(1)	529	(530)

Provision for income taxes	57	99	(42)

Net income (loss)	$(58)	$430	$(488)

Basic income per common share	$0.00	$0.03	$(0.03)
Diluted income per common share	$0.00	$0.03	$(0.03)

The impact of the restatement on the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2008 is outlined below.

	Nine months ended
	September 30, 2008
(in thousands, except for share amounts)		AS
	RESTATED	REPORTED	Variance

Contract revenue	$ 20,639	$ 20,639	$ -

Operating loss	$ (152)	$ (152)	$ -

Interest income, net	76	76	-
Gain (Loss) on
derivative instruments	(165)	365	(530)
Other expense, net	(172)	(172)	-
Income (loss) before income taxes	(413)	117	(530)

Provision for income taxes	208	250	(42)

Net loss	$ (621)	$ (133)	$ (488)

Basic loss per common share	$ (0.04)	$ (0.01)	$ (0.03)
Diluted loss per common share	$ (0.04)	$ (0.01)	$ (0.03)

         The impact of the restatement on the Company's September 30, 2008 Consolidated Balance Sheet is outlined below.

	September 30, 2008
(in thousands)		AS
	RESTATED	REPORTED	Variance

Cash and cash equivalents	$ 7,513	$ 7,513	$ -
Other current assets	15,455	15,423	32
Long-term assets	7,304	7,494	(190)
Total assets	$ 30,272	$ 30,430	$ (158)

Current liabilities	$ 8,881	$ 8,645	$ 236
Long-term liabilities	786	733	53
Stockholders' equity	20,605	21,052	(447)
Total liabilities and stockholders' equity	$ 30,272	$ 30,430	$ (158)

GSE SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q/A
For the Three and Nine Months ended September 30, 2008 and 2007

3.	Basic and Diluted Income (Loss) Per Common Share

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

(in thousands, except for share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Restated)		(Restated)
Numerator:
Net income (loss)	$ (58)	$ 303	$ (621)	$ 682
Preferred stock dividends	-	-	-	(49)
Net income (loss) attributed to common stockholders	$ (58)	$ 303	$ (621)	$ 633

Denominator:
Weighted-average shares outstanding for basic
earnings per share	15,920,908	14,943,189	15,683,442	12,568,108
Effect of dilutive securities:
Employee stock options, warrants,
options outside the plan, and
convertible preferred stock	-	1,451,543	-	1,935,392
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	15,920,908	16,394,732	15,683,442	14,503,500

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	938,938	82,500	1,133,184	72,216

The net income for the nine months ended September 30, 2007 was decreased by preferred stock dividends of $49,000 in calculating the per share amounts.   Conversion of outstanding stock options and warrants was not assumed for the three or nine months ended September 30, 2008 because the impact was anti-dilutive.

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

5.	Investment in Emirates Simulation Academy, LLC

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

6.	Stock-Based Compensation

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

7.	Long-term Debt

Line of Credit

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America, N.A. (“BOA”), in an aggregate amount of up to $5.0 million.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities are collateralized by substantially all of the Company’s assets and enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of the cash collateral pledged to BOA on outstanding letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit in the principal amount of up to $1.5 million enables the Company to borrow funds up to 80% of domestic accounts receivable and 30% of domestic unbilled receivables.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   The credit facilities require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank’s consent. As of September 30, 2008, the Company was not in compliance with two of its financial covenants.  The Company has requested a written waiver from the bank.   The Company’s available borrowing base under the two lines of credit was $3.7 million at September 30, 2008, none of which had been utilized.

8.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account for the nine months ended September 30, 2008 is as follows:

(in thousands)

Balance at December 31, 2007	$724
Warranty provision	569
Warranty claims	(332)
Balance at September 30, 2008	$961

9.	Common Stock

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

The proceeds were used to pay down the Company’s line of credit and for other working capital purposes.

10.	Series A Convertible Preferred Stock

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

11.	Letters of Credit and Performance Bonds

As of September 30, 2008, the Company was contingently liable for four standby letters of credit totaling approximately $2.9 million.  The letters of credit represent performance bonds on four contracts and have been cash collateralized.

12.	Income Taxes

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

On February 13, 2009, management and the Audit Committee of the Board of Directors concluded that the Company would amend and restate its previously issued financial statements for the three and nine months ended September 30, 2008 to correct its accounting for certain foreign currency exchange contracts.  The restatement reduced net income for both the three and nine months ended September 30, 2008 by approximately $488,000, and resulted in a net loss of approximately $58,000 or $0.00 per share on both a basic and diluted basis for the three months ended September 30, 2008 and a net loss of approximately $621,000 or ($0.04) per share on both a basic and diluted basis for the nine months ended September 30, 2008. The restatement did not affect the Company’s liquidity, reported revenue, operating income or cash from operations.   See Footnote 2 to the Company’s unaudited consolidated financial statements in Item 1 above for details on the impact of the restatement on the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2008.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues:

(in thousands)	Three months ended September 30,				Nine months ended September 30,
	2008	%	2007	%	2008	%	2007	%
	(Restated)				(Restated)
Contract revenue	$ 7,001	100.0%	$ 7,526	100.0%	$ 20,639	100.0%	$ 23,769	100.0%
Cost of revenue	5,023	71.8%	5,150	68.4%	14,889	72.1%	16,345	68.8%

Gross profit	1,978	28.2%	2,376	31.6%	5,750	27.9%	7,424	31.2%
Operating expenses:
Selling, general and administrative	1,694	24.2%	1,813	24.1%	5,585	27.1%	5,567	23.4%
Depreciation	114	1.6%	59	0.8%	317	1.5%	168	0.7%
Total operating expenses	1,808	25.8%	1,872	24.9%	5,902	28.6%	5,735	24.1%

Operating income (loss)	170	2.4%	504	6.7%	(152)	(0.7)%	1,689	7.1%

Interest income (expense), net	42	0.6%	(62)	(0.8)%	76	0.3%	(425)	(1.9)%

Loss on derivative instruments	(170)	(2.4)%	(6)	(0.1)%	(165)	(0.8)%	(8)	0.0%

Other expense, net	(43)	(0.6)%	(82)	(1.1)%	(172)	(0.8)%	(345)	(1.5)%

Income (loss) before income taxes	(1)	0.0%	354	4.7%	(413)	(2.0)%	911	3.8%

Provision for income taxes	57	0.8%	51	0.7%	208	1.0%	229	1.0%

Net income (loss)	$ (58)	(0.8)%	$ 303	4.0%	$ (621)	(3.0)%	$ 682	2.9%

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

Operating Income.  The Company had operating income of $170,000 (2.4% of revenue) in the third quarter 2008, as compared with operating income of $504,000 (6.7% of revenue) for the same period in 2007.  For the nine months ended September 30, 2008 and 2007, the Company had an operating loss of $152,000 (.7% of revenue) and operating income of $1.7 million (7.1% of revenue), respectively. The variances were due to the factors outlined above.

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

At September 30, 2008, the Company has approximately $3.0 million of cash in Certificates of Deposit with BOA that are being used as collateral for four performance bonds.  At September 30, 2007, the Company had approximately $2.4 million of cash in Certificates of Deposit being used as collateral for five performance bonds.  The Company earned approximately $33,000 and $97,000 in interest income on the Certificates of Deposit in the three and nine months ended September 30, 2008, respectively, versus $25,000 and $74,000 in interest income in the three and nine months ended September 30, 2007, respectively.

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

Loss on Derivative Instruments.  At September 30, 2008, the Company had contracts for the sale of approximately 2.4 million Euro, 2.5 million British Pounds Sterling, and 135 million Japanese Yen at fixed rates.  The contracts expire on various dates through September 2013.  The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the three and nine months ended September 30, 2008 (a loss of $170,000 and $165,000, respectively).

At September 30, 2007, the Company had contracts for the sale of approximately 36 million Japanese Yen and 125,000 British Pounds Sterling at fixed rates. The contracts expired on various dates through January 2008.  The Company had not designated the contracts as hedges and recorded the change in the estimated fair value of the contracts during the three and nine months ended September 30, 2007 (a loss of $6,000 and $8,000, respectively).

Other Expense, Net.  For the three and nine months ended September 30, 2008, other expense, net was $43,000 and $172,000, respectively.   For the three and nine months ended September 30, 2007, other expense, net was $82,000 and $345,000, respectively.  The major components of other expense, net include the following items:

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

Credit Facilities

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America, N.A. (“BOA”), in an aggregate amount of up to $5.0 million.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities are collateralized by substantially all of the Company’s assets and enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of the cash collateral pledged to BOA on outstanding letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit in the principal amount of up to $1.5 million enables the Company to borrow funds up to 80% of domestic accounts receivable and 30% of domestic unbilled receivables.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   The credit facilities require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank’s consent.   As of September 30, 2008, the Company was in default on two of its financial covenants.  The Company has asked the bank for a written waiver.   The Company’s available borrowing base under the two lines of credit was $3.7 million at September 30, 2008, none of which had been utilized.

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

At September 30, 2008, the Company had contracts for the sale of approximately 2.4 million Euro, 2.5 million British Pounds Sterling, and 135 million Japanese Yen at fixed rates.  The contracts expire on various dates through September 2013.   The Company had not designated the contracts as hedges and has recorded the change in the estimated fair value of the contracts during the three and nine months ended September 30, 2008 (a loss of $170,000 and $165,000, respectively) in loss on derivative instruments.

At September 30, 2007, the Company had contracts for the sale of approximately 36 million Japanese Yen and 125,000 British Pounds Sterling at fixed rates. The contracts expired on various dates through January 2008.  The Company had not designated the contracts as hedges and recorded the change in the estimated fair value of the contracts during the three and nine months ended September 30, 2007 (a loss of $6,000 and $8,000, respectively) in loss on derivative instruments.

The Company is also subject to market risk related to the interest rate on its existing lines of credit.  However, during the nine months ended September 30, 2008, the Company had no outstanding borrowings from its lines of credit.

Item 4.                       Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  The Company maintains internal disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended) as of the end of the period covered by this quarterly report on Form 10-Q/A pursuant to Rule 13a-15(b) under the Exchange Act that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”), who is its principal executive officer, and Chief Financial Officer (“CFO”), who is its principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of September 30, 2008 in order to ensure the reporting of information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q/A.  The Company has identified a material weakness with respect to the accounting for derivative transactions in accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The design of the Company’s procedures for determining and recording the fair market value of certain foreign exchange contracts was not effective and a material error occurred in the financial statements originally issued for the quarter ended September 30, 2008.  As discussed in Footnote 2 to the Company’s unaudited consolidated financial statements in Item 1 above, on February 13, 2009, management and the Audit Committee of the Board of Directors concluded that the Company would amend and restate its previously issued financial statements for the three and nine months ended September 30, 2008 to correct its accounting for these foreign currency derivative instruments.

Based upon the Company’s evaluation and the material weakness described above, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008.

Remediation Efforts.  Subsequent to the identification of this material weakness, the Company is revising its controls around derivative transactions to ensure that the fair value of these transactions is reported accurately in accordance with U.S. generally accepted accounting principles.

 (b) Changes in internal control.   There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitation of Effectiveness of Controls

Internal control over financial reporting has inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate this risk.

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

Date:  March 12, 2009                                                                          GSE SYSTEMS, INC.

/S/ JOHN V. MORAN
John V. Moran
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                    31