Form 10-Q
period 2009-03-31
GSE SYSTEMS INC
filed 2009-05-11
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2009.
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

1332 Londontown Blvd., Suite 200, Sykesville, MD 21784
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 970-7800

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

There were 15,983,690 shares of common stock, with a par value of $.01 per share outstanding as of May 8, 2009.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,709	$8,274
Restricted cash	2,935	2,962
Contract receivables	11,790	10,951
Prepaid expenses and other current assets	1,490	1,110
Total current assets	24,924	23,297

Equipment and leasehold improvements, net	1,065	1,133
Software development costs, net	1,481	1,487
Goodwill	1,739	1,739
Long-term restricted cash	1,993	2,027
Other assets	688	1,332
Total assets	$31,890	$31,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,816	$1,655
Accrued expenses	601	685
Accrued compensation and payroll taxes	1,257	1,234
Billings in excess of revenue earned	4,405	4,020
Accrued warranty	1,097	1,066
Other current liabilities	586	749
Total current liabilities	9,762	9,409

Other liabilities	887	906
Total liabilities	10,649	10,315
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized,
shares issued and outstanding none in 2009 and 2008	-	-
Common stock $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding 15,982,286 in 2009 and
15,968,122 in 2008	160	160
Additional paid-in capital	50,882	50,572
Accumulated deficit	(28,485)	(28,818)
Accumulated other comprehensive loss	(1,316)	(1,214)
Total stockholders' equity	21,241	20,700
Total liabilities and stockholders' equity	$31,890	$31,015

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended
	March 31,
	2009	2008

Contract revenue	$8,128	$7,083

Cost of revenue	5,699	5,218
Gross profit	2,429	1,865

Operating expenses:
Selling, general and administrative	1,778	1,939
Depreciation	120	100
Total operating expenses	1,898	2,039

Operating income (loss)	531	(174)

Interest income (expense), net	12	(6)
Gain on derivative instruments	13	10
Other expense, net	(110)	(64)
Income (loss) before income taxes	446	(234)

Provision for income taxes	113	59
Net income (loss)	$333	$(293)

Basic income (loss) per common share	$0.02	$(0.02)

Diluted income (loss) per common share	$0.02	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months ended
	March 31,
	2009	2008

Net income (loss)	$333	$(293)

Foreign currency translation adjustment	(102)	107

Comprehensive income (loss)	$231	$(186)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2009	-	$-	15,968	$160	$50,572	$(28,818)	$(1,214)	$20,700

Stock-based compensation
expense	-	-	-	-	268	-	-	268
Common stock issued for
services provided	-	-	4	-	24	-	-	24
Common stock issued for
warrants exercised			10	-	18	-	-	18
Foreign currency translation
adjustment	-	-	-	-	-	-	(102)	(102)
Net income	-	-	-	-	-	333	-	333
Balance, March 31, 2009	-	$-	15,982	$160	$50,882	$(28,485)	$(1,316)	$21,241

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$333	$(293)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	120	100
Capitalized software amortization	82	71
Amortization of deferred financing costs	18	89
Stock-based compensation expense	292	146
Elimination of profit on Emirates Simulation Academy, LLC contract	-	39
Amortization of deferred profit on Emirates Simulation Academy, LLC contract	(45)	-
Equity loss on investment in Emirates Simulation Academy, LLC	157	25
Gain on derivative instruments	(13)	(10)
Changes in assets and liabilities:
Contract receivables	(952)	(3,692)
Prepaid expenses and other assets	92	(251)
Accounts payable, accrued compensation and accrued expenses	109	88
Billings in excess of revenues earned	385	(114)
Other liabilities	18	184
Net cash provided by (used in) operating activities	596	(3,618)

Cash flows from investing activities:
Capital expenditures	(56)	(297)
Capitalized software development costs	(76)	(193)
Investment in Emirates Simulation Academy, LLC	-	(47)
Release (restriction) of cash as collateral under letters of credit	-	(23)
Net cash used in investing activities	(132)	(560)

Cash flows from financing activities:
Proceeds from issuance of common stock	18	77
Net cash provided by financing activities	18	77

Effect of exchange rate changes on cash	(47)	9
Net increase (decrease) in cash and cash equivalents	435	(4,092)
Cash and cash equivalents at beginning of year	8,274	8,172
Cash and cash equivalents at end of period	$8,709	$4,080

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended March 31, 2009 and 2008
(Unaudited)

1.	Basis of Presentation and Revenue Recognition

Basis of Presentation

The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the “Company” or “GSE”) without independent audit.  In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted.  The results of operations for interim periods are not necessarily an indication of the results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.

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

Revenue Recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.  There were no claims outstanding as of March 31, 2009.

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

The following customers have provided more than 10% of the Company’s consolidated revenue for the indicated periods:

	Three Months ended
	March 31,
	2009	2008
Emerson Process Management	14.5%	17.4%
Emirates Simulation Academy, LLC	0.0%	16.6%

Contract receivables unbilled totaled $5.9 million and $3.6 million as of March 31, 2009 and December 31, 2008, respectively.  In April 2009, the Company invoiced $1.2 million of the unbilled amounts; the balance of the unbilled amounts is expected to be invoiced and collected within one year.

2.	Basic and Diluted Income (Loss) Per Common Share

Basic income (loss) per share is based on the weighted average number of outstanding common shares for the period.  Diluted income (loss) per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options or warrants were exercised into common stock.  The number of common shares and common share equivalents used in the determination of basic and diluted income (loss) per share were as follows:

(in thousands, except for share amounts)	Three Months ended
	March 31,
	2009	2008
Numerator:
Net income (loss)	$333	$(293)

Denominator:
Weighted-average shares outstanding for basic
earnings per share	15,991,498	15,519,413
Effect of dilutive securities:
Employee stock options, warrants,
and options outside the plan	661,544	-
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	16,653,042	15,519,413

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	1,104,978	1,273,635

Conversion of outstanding stock options and warrants was not assumed for the three months ended March 31, 2008 because the impact was anti-dilutive.

3.	Software Development Costs

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

Software development costs capitalized were $76,000 and $193,000 and total amortization expense was $82,000 and $71,000 for the quarters ended March 31, 2009 and 2008, respectively.

4.	Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates, was formed to build and operate simulation training academies in the Arab Gulf Region.  These simulation training centers will be designed to train and certify indigenous workers for deployment to critical infrastructure facilities including power plants, oil refineries, petro-chemical plants, desalination units and other industrial facilities.  The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Research and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership).  At March 31, 2009 and December 31, 2008, GSE’s investment in ESA totaled $562,000 and $718,000, respectively, and was included on the balance sheet in other assets.  The Company accounts for its investment in ESA using the equity method.   For the three months ended March 31, 2009 and March 31, 2008, the Company recognized a $157,000 and a $25,000 equity loss, respectively, on its investment in ESA.  The equity losses were recorded in other income (expense).

In January 2006, GSE received a $15.1 million contract from ESA to supply five simulators and an integrated training program. A $1.8 million change order was received from ESA in late 2007 increasing the total order value to $16.9 million.   For the three months ended March 31, 2008, the Company recognized $1.2 million of contract revenue on this project using the percentage-of-completion method, which accounted for 16.6% of the Company’s consolidated revenue for the three months ended March 31, 2008. The contract is currently in the warranty period which ends on September 30, 2009.  In accordance with the equity method, the Company eliminated 10% of the profit from this contract as the training simulators are assets that have been recorded on the books of ESA, and the Company was thus required to eliminate its proportionate share of the profit included in the asset value.  The total profit elimination on the project totaled $723,000 and was classified as an other liability on the balance sheet at December 31, 2008.  ESA assigned a four year life to the simulators and began to amortize the training simulators on their books effective January 1, 2009.  Accordingly, on January 1, 2009, GSE began to amortize the deferred profit to other income over a four year period, recognizing a gain of $45,000 in the three months ended March 31, 2009.

At both March 31, 2009 and December 31, 2008, the Company had trade receivables from ESA totaling $1.6 million.  The Company has not recorded a reserve against this outstanding receivable at March 31, 2009 as the Company believes that payment will be received in full.  Under the terms of the contract, the Company provided a $2.1 million performance bond to ESA that will remain outstanding until the end of the warranty period on September 30, 2009.   The Company has deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank (“UNB”) in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  The guarantee will be in place until the expiration of the ESA credit facility on December 31, 2014 or earlier if ESA pays down and terminates the credit facility.

5.	Fair Value of Financial Instruments

The Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”) for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on the Company’s financial statements or disclosures.

The Company adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis in the first quarter of fiscal 2009, and such adoption did not have a material impact on the Company’s financial statement disclosures.

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

The levels of the fair value hierarchy established by SFAS 157 are:

Level 1:  inputs are quoted prices, unadjusted, in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2:  inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  A Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3:  inputs are unobservable and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2009 and December 31, 2008 based upon the short-term nature of the assets and liabilities.

The following table presents assets and liabilities measured at fair value at March 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total

Foreign exchange contracts	$-	$555	$-	$555

Total assets	$-	$555	$-	$555

Foreign exchange contracts	$-	$(443)	$-	$(443)

Total liabilities	$-	$(443)	$-	$(443)

6.	Derivative Instruments

The Company adopted SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133, (“SFAS 161”) on January 1, 2009.  SFAS 161 enhances the disclosure requirements about an entity’s derivative instruments and hedging activities.

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

As of March 31, 2009, the Company had foreign exchange contracts for sale of approximately 1.7 million Pounds Sterling, 3.3 million Euro, and 34 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  At December 31, 2008, the Company had contracts for the sale of approximately 2 million Pounds Sterling, 4 million Euro and 68 million Japanese Yen at fixed rates. The Company had not designated any of the foreign exchange contracts outstanding as hedges and had recorded the estimated fair value of the contracts in the consolidated balance sheet as follows:

	March 31,	December 31,
(in thousands)	2009	2008

Asset derivatives
Prepaid expenses and other current assets	$452	$14
Other assets	103	537
	555	551
Liability derivatives
Other current liabilities	(234)	(426)
Other liabilities	(209)	(183)
	(443)	(609)

Net fair value	$112	$(58)

The changes in the fair value of the foreign exchange contracts are included in gain on derivative instruments in the consolidated statements of operations.

The foreign currency denominated trade receivables, unbilled receivables and billings in excess of revenue earned that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into the functional currency using the current exchange rate at the end of the period.   The gain or loss resulting from such remeasurement is also included in gain on derivative instruments in the consolidated statements of operations.

For the three months ended March 31, 2009 and 2008, the Company recognized a net gain on its derivative instruments as outlined below:

	Three Months ended March 31,
(in thousands)	2009	2008

Foreign exchange contracts- change in
fair value	$126	$10
Remeasurement of related contract
receivables	(113)	-

Net gain on derivatives	$13	$10

7.	Stock-Based Compensation

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.   The Company recognized $292,000 and $146,000 of pre-tax stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively, under the fair value method in accordance with SFAS No. 123R.  The Company granted 50,000 stock options to one employee in the three months ended March 31, 2009.

8.	Long-term Debt

Line of Credit

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America, N.A. (“BOA”), in an aggregate amount of up to $5.0 million.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit in the principal amount of up to $1.5 million enables the Company to borrow funds up to 80% of domestic accounts receivable and 30% of domestic unbilled receivables.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   The credit facilities require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank’s consent.  At March 31, 2009, the Company’s available borrowing base under the two lines of credit was $4.5 million, none of which had been utilized.

        On May 5, 2009, one of the Company’s revolving line of credit agreements with Bank of America was amended, increasing the principal amount of the line of credit from $1.5 million to $2.5 million and revising the financial covenants as of March 31, 2009.   In addition, the second line of credit, in the principal amount of up to $3.5 million, was also amended to revise the financial covenants as of March 31, 2009.

9.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2008	$1,066
Warranty provision	153
Warranty claims	(119)
Currency adjustment	(3)
Balance at March 31, 2009	$1,097

10.	Letters of Credit and Performance Bonds

As of March 31, 2009, the Company was contingently liable for five standby letters of credit and one bank guarantee totaling approximately $3.3 million.  The letters of credit and bank guarantee were issued as either performance or bid bonds on five contracts and have been cash collateralized.

11.	Income Taxes

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

As of March 31, 2009, there have been no material changes to the liability for uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company expects to pay U.S. federal alternative minimum income taxes in 2009 and to pay income taxes in Sweden.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its deferred tax assets at March 31, 2009 with the exception of the deferred tax assets of its Swedish subsidiary which are expected to be realized in 2009, which total $118,000.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GSE Systems, Inc. (“GSE Systems”, “GSE” or the “Company”) is a world leader in real-time high fidelity simulation.  The Company provides simulation and educational solutions and services to the nuclear and fossil electric utility industry, and the chemical and petrochemical industries.  In addition, the Company provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry. GSE is the parent company of GSE Power Systems, Inc., a Delaware corporation; GSE Power Systems, AB, a Swedish corporation; GSE Engineering Systems (Beijing) Co. Ltd, a Chinese limited liability company; GSE Systems, Ltd, a UK limited liability company; and has a 10% minority interest in Emirates Simulation Academy, LLC, a United Arab Emirates limited liability company.   The Company has only one reportable segment.
Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects”, “intends”, “believes”, “may”, “will” and “anticipates” to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors of the Company’s 2008 Annual Report on Form 10-K and those other risks and uncertainties detailed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

In the first quarter 2009, the Company was awarded a contract valued at over $18 million to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia. The contract includes approximately $12 million of hardware that the customer has requested be a part of the contract in addition to approximately $6 million related specifically to the simulator. Margins on the hardware portion of the contract will be minimal, while margins on the more traditional simulation portions will be consistent with those in the past. The utility customer in Slovakia is constructing two new Russian designed VVER-440 nuclear reactors at the site that will incorporate Siemens / Areva control systems. Work on this contract commenced in the first quarter 2009 and is scheduled for completion in approximately 30 months. GSE, in partnership with Siemens, built the first full scope simulator at the same site in 1997.  Including this contract, the Company logged approximately $26.5 million in nuclear simulation orders in the quarter ended March 31, 2009.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended March, 31
	2009	%	2008	%
Contract revenue	$8,128	100.0%	$7,083	100.0%
Cost of revenue	5,699	70.1%	5,218	73.7%

Gross profit	2,429	29.9%	1,865	26.3%
Operating expenses:
Selling, general and administrative	1,778	21.9%	1,939	27.4%
Depreciation	120	1.5%	100	1.4%
Total operating expenses	1,898	23.4%	2,039	28.8%

Operating income (loss)	531	6.5%	(174)	(2.5)%

Interest income (expense), net	12	0.2%	(6)	(0.1)%
Gain on derivative instruments	13	0.2%	10	0.1%
Other expense, net	(110)	(1.4)%	(64)	(0.8)%

Income (loss) before income taxes	446	5.5%	(234)	(3.3)%

Provision for income taxes	113	1.4%	59	0.8%

Net income (loss)	$333	4.1%	$(293)	(4.1)%

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

A summary of the Company’s significant accounting policies as of December 31, 2008 is included in Note 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Certain of our accounting policies require higher degrees of judgment than others in their application.  These include revenue recognition on long-term contracts, capitalization of computer software development costs, and deferred income tax valuation allowances.  These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations - Three Months ended March 31, 2009 versus Three Months ended March 31, 2008

Contract Revenue.  Total contract revenue for the quarter ended March 31, 2009 totaled $8.1 million, which was 14.8% higher than the $7.1 million total revenue for the quarter ended March 31, 2008.  The Company recorded total orders of $28.3 million in the first quarter 2009 versus $11.1 million in the first quarter 2008.  Included in the 2009 orders was an $18.4 million contract to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia.  The contract includes approximately $12 million for hardware, the largest portion being a digital control system from Siemens, that the customer has requested be a part of the contract in addition to approximately $6 million related specifically to the simulator.  Due to the significant hardware portion of the project, the overall margin on the project will be lower than the Company’s normal gross margin.  At March 31, 2009, the Company’s backlog was $58.0 million, of which $18.2 million related to this contract.

Gross Profit. Gross profit totaled $2.4 million for the quarter ended March 31, 2009 versus $1.9 million for the same quarter in 2008.  As a percentage of revenue, gross profit increased from 26.3% for the three months ended March 31, 2008 to 29.9% for the three months ended March 31, 2009.  The increase in gross profit reflects the overall product mix in the quarters and the higher revenue base to recover the Company’s relatively fixed overhead.  The Company anticipates that, due to the impact of the lower margin on the $18.4 million full scope simulator and digital control system order received in the first quarter 2009 from a Slovak utility, the Company’s overall gross margin will be lower in the remaining quarters of 2009 as compared to the first quarter 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $1.8 million in the quarter ended March 31, 2009, an 8.3% decrease from the $1.9 million for the same period in 2008. The decrease reflects the following spending variances:

♦
Business development and marketing costs decreased from $797,000 in the first quarter 2008 to $670,000 in the first quarter of 2009.  The decrease mainly reflects a reduction in bidding and proposal costs, which are the costs of operations personnel in assisting with the preparation of contract proposals.

♦	The Company’s general and administrative expenses were virtually unchanged between the two quarters, totaling $1.1 million in both the first quarter 2009 and 2008.

♦
Gross spending on software product development (“development”) totaled $101,000 in the quarter ended March 31, 2009 as compared to $237,000 in the same period of 2008. For the three months ended March 31, 2009, the Company expensed $25,000 and capitalized $76,000 of its development spending while in the three months ended March 31, 2008, the Company expensed $44,000 and capitalized $193,000 of its development spending.  The Company’s capitalized development expenditures in 2009 were mainly related to the customization of RELAP5-RT software (which simulates transient fluid dynamics, neutronics and heat transfer in nuclear power plants) to run on the Company’s real-time executive software and the replacement of the current Graphic User Interface of Simsuite Pro with JADE Designer.   The Company anticipates that its total gross development spending in 2009 will approximate $600,000.

Depreciation.  Depreciation expense totaled $120,000 and $100,000 during the quarters ended March 31, 2009 and 2008, respectively.  The higher 2009 depreciation expense is a result of the Company’s 2008 capital purchases related to the Company’s move to its Sykesville, Maryland headquarters in 2008 and the purchase of new computers for new hires.

Operating Income.  The Company had operating income of $531,000 (6.5% of revenue) in the first quarter 2009, as compared with an operating loss of $174,000 (2.5% of revenue) for the same period in 2008.  The variances were due to the factors outlined above.

Interest Income (Expense), Net.  Net interest income totaled $12,000 in the quarter ended March 31, 2009 versus net interest expense of $6,000 in the quarter ended March 31, 2008.

On March 28, 2008 the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America (“BOA”) in an aggregate amount of up to $5.0 million, replacing the Company’s credit facility with Laurus Master Fund.  One line of credit is in the principal amount of up to $3.5 million and is guaranteed by the U.S. Export-Import Bank.  The other line of credit is in the principal amount of up to $1.5 million.  The Company has not borrowed any funds against either BOA line of credit.

The deferred financing costs incurred in conjunction with the Laurus Master Fund line of credit were amortized over the two-year period of the line of credit, with the final amortization expense recorded in February 2008.  Amortization expense totaled $89,000 in the first quarter 2008.  The deferred financing costs incurred in conjunction with the BOA lines of credit are being amortized over the two-year period of the lines of credit.  Amortization began in April 2008 and totaled $18,000 in the first quarter 2009.

At March 31, 2009 and 2008, the Company had approximately $2.9 million and $3.0 million, respectively, of cash in Certificates of Deposit with BOA that were being used as collateral for various performance bonds.  The Company recorded interest income of $11,000 and $32,000 for the three months ended March 31, 2009 and 2008, respectively.

In May 2007, the Company deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  The Company recorded interest income of $10,000 and $17,000 in the three months ended March 31, 2009 and 2008, respectively.

Interest income earned on short-term investments of the Company’s operating cash totaled $9,000 for the three months ended March 31, 2009 versus $34,000 for the three months ended March 31, 2008.

Gain on Derivative Instruments.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of March 31, 2009, the Company had foreign exchange contracts for sale of approximately 1.7 million Pounds Sterling, 3.3 million Euro and 34 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company has not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $126,000 for the three months ended March 31, 2009.

The foreign currency denominated trade receivables and unbilled receivables that are related to the outstanding foreign exchange contracts at March 31, 2009 were remeasured at the end of the period into the functional currency using the current exchange rate at the end of the period.  For the three months ended March 31, 2009, the Company incurred a $113,000 loss from the remeasurement of such trade and unbilled receivables.

At March 31, 2008, the Company had contracts for the sale of approximately 36 million Japanese Yen and 281,000 Euro at fixed rates.  The contracts expired on various dates through February 2009.  The Company had not designated the contracts as hedges and recognized a gain on the change in the estimated fair value of the contracts during the first quarter 2008 of $10,000.

Other Expense, Net.  For the three months ended March 31, 2009 and 2008, other expense, net was $110,000 and $64,000, respectively.  The major components of other expense, net included the following items:

♦
The Company accounts for its investment in the Emirates Simulation Academy using the equity method.  In accordance with the equity method, the Company eliminated 10% of the profit from this contract as the training simulators are assets that have been recorded on the books of ESA, and the Company was thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination totaled $39,000 in the three months ended March 31, 2008.  ESA began to amortize the training simulators effective January 1, 2009 over a four year life; accordingly, GSE began to amortize the deferred profit in the first quarter 2009 and recognized a $45,000 gain for the three months ended March 31, 2009.

♦	For the three months ended March 31, 2009 and 2008, the Company recognized a $157,000 and $25,000 equity loss, respectively, on its investment in ESA.

Provision for Income Taxes.

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

As of March 31, 2009, there have been no material changes to the liability for uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company expects to pay U.S. federal alternative minimum income taxes in 2009 and to pay income taxes in Sweden.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its deferred tax assets at March 31, 2009 with the exception of the deferred tax assets of its Swedish subsidiary which are expected to be realized in 2009, which total $118,000.

Liquidity and Capital Resources

As of March 31, 2009, the Company’s cash and cash equivalents totaled $8.7 million compared to $8.3 million at December 31, 2008.

Cash provided by (used in) operating activities.   For the three months ended March 31, 2009, net cash provided by operations totaled $596,000.  The most significant change in the Company’s assets and liabilities in the quarter ended March 31, 2009 was a $952,000 increase in the Company’s contract receivables.    At March 31, 2009, trade receivables outstanding for more than 90 days totaled $2.0 million (including $1.6 million from ESA) versus $2.3 million at December 31, 2008 (including $1.6 million from ESA).  The Company believes the entire balance will be received and has not increased its $2,000 bad debt reserve as of March 31, 2009.

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

Cash used in investing activities.  Net cash used in investing activities totaled $132,000 for the three months ended March 31, 2009.  Capital expenditures totaled $56,000 and capitalized software development costs totaled $76,000.

For the three months ended March 31, 2008, net cash used in investing activities totaled $560,000.  Capital expenditures totaled $297,000, capitalized software development costs totaled $193,000, and the Company increased its investment in ESA by $47,000.  Cash used as collateral for stand-by letters of credit increased by $23,000.

Cash provided by financing activities.  The Company received $18,000 and $77,000 from the issuance of common stock in the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, the Company had cash and cash equivalents of $8.7 million and another $4.5 million available under its lines of credit.  Based on the Company’s forecasted expenditures and cash flow, the Company believes that it will generate sufficient cash through its normal operations and through the utilization of its current credit facility to meet its liquidity and working capital needs in 2009.  However, notwithstanding the foregoing, the Company may be required to look for additional capital to fund its operations if the Company is unable to operate profitably and generate sufficient cash from operations.  There can be no assurance that the Company would be successful in raising such additional funds.

Credit Facilities

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of American, N.A. (“BOA”), in an aggregate amount of up to $5.0 million.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities are collateralized by substantially all of the Company’s assets and enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of the cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit in the principal amount of up to $1.5 million enables the Company to borrow funds up to 80% of domestic accounts receivable and 30% of domestic unbilled receivables.  The interest rate on this line of credit will be based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   The credit facilities require the Company to comply with certain financial ratios and preclude the Company from paying dividends and making acquisitions beyond certain limits without the bank’s consent.  At March 31, 2009, the Company’s available borrowing base under the two lines of credit was $4.5 million, none of which had been utilized.  In May 2009, the Company issued two standby letters of credit for approximately $1.8 million each.  One of the letters of credit was issued as a performance bond and the other as an initial payment bond for the $18.4 million contract received in the first quarter 2009 to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia.  Approximately $2.3 million of the Company’s available borrowing base under the two lines of credit was utilized to collateralize the two letters of credit.

On May 5, 2009, one of the Company’s revolving line of credit agreements with Bank of America was amended, increasing the principal amount of the line of credit from $1.5 million to $2.5 million and revising the financial covenants as of March 31, 2009.   In addition, the second line of credit, in the principal amount of up to $3.5 million, was also amended to revise the financial covenants as of March 31, 2009.

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

The Company utilizes forward foreign currency exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates. The principal currencies for which such forward exchange contracts are entered into are the Pound Sterling, the Euro and the Japanese Yen. It is the Company’s policy to use such derivative financial instruments to protect against market risk arising in the normal course of business in order to reduce the impact of these exposures.  The Company minimizes credit exposure by limiting counterparties to nationally recognized financial institutions.

As of March 31, 2009, the Company had foreign exchange contracts for sale of approximately 1.7 million Pounds Sterling, 3.3 million Euro and 34 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $126,000 for the three months ended December 31, 2009.

At March 31, 2008, the Company had contracts for the sale of approximately 36 million Japanese Yen and 281,000 Euro at fixed rates.  The contracts expired on various dates through February 2009.  The Company had not designated the contracts as hedges and had recognized a gain on the change in the estimated fair value of the contracts during the first quarter 2008 of $10,000.

The Company is also subject to market risk related to the interest rate on its existing lines of credit.  However, during the first quarter 2009, the Company had no outstanding borrowings from its lines of credit.

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of March 31, 2009 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of March 31, 2009 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to satisfy the objectives for which they were intended and that the information required to be disclosed is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) compiled and communicated to our management to allow timely decisions regarding required disclosure.

(b) Changes in internal control.   Based upon the evaluation of internal controls that the Company performed as of December 31, 2008, the Company identified a material weakness with respect to the accounting for derivative instruments in accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The design of the Company’s procedures for determining and recording the fair market value of certain foreign exchange contracts was not effective.  Specifically, the Company misinterpreted the counterparty bank report and therefore misstated the fair value of its foreign exchange contracts as of September 30, 2008.   Additionally, the Company did not have a procedure in place to adjust the values as reported by the counterparty bank to fair value as required by SFAS No. 157, Fair Value Measurements. This deficiency resulted in material errors in the financial statements for the three and nine months ended September 30, 2008 and as a result, the Company filed an amended Quarterly Report on Form 10-Q/A on March 12, 2009 to restate its interim financial results.

In the first quarter of 2009, the Company revised its internal controls with respect to derivative instruments to ensure that these instruments would be reported at the correct fair market value.  The specific steps that the Company completed to remediate the material weakness consisted of:

♦	Requesting a written confirmation from its foreign bank in English as to the counterparty value of the outstanding foreign exchange contracts as of quarter end.
♦	Monitoring on a periodic basis the fluctuations in the exchange rate for the currencies that are under forward contracts so that changes in fair value are anticipated.
♦	Hiring an independent valuation company to adjust the bank-provided fair values of the foreign exchange contracts for non-performance risk.

The Company believes that these steps have eliminated the material weakness as of March 31, 2009 and that no additional steps are necessary. There have been no material costs incurred by the Company in instituting these control changes.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                        Defaults Upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Item 5.                        Other Information

None

Item 6.                        Exhibits

10.1	First Amendment to $1,500,000 Domestic Revolving Line of Credit, dated May 5, 2009, filed herewith.
10.2	First Amendment to $3,500,000 Ex-Im Bank - Guaranteed Transaction Specific Revolving Line of Credit, dated as of May 5, 2009, filed herewith.
10.3	First Amendment to Security Agreement by and among GSE Systems, Inc., GSE Power Systems, Inc. and Bank of America N.A. (Domestic Revolving Line of Credit), dated as of May 5, 2009, filed herewith.
10.4	Ratification of Guarantee by GSE Process Solutions, Inc. and MSHI, Inc. (Domestic Revolving Line of Credit) dated May 5, 2009, filed herewith.
10.5	Ratification of Guarantee by GSE Process Solutions, Inc. and MSHI, Inc. (Ex-Im Bank - Guaranteed Transaction Specific Revolving Line of Credit) dated May 5, 2009, filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 11, 2009
GSE SYSTEMS, INC.

/S/ JOHN V. MORAN
John V. Moran
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)