Form 10-K/A
GSE SYSTEMS INC
filed 2009-06-30
CIK 944480

Conformed
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

GSE SYSTEMS, INC.
FORM 10-K/A
For the Year Ended December 31, 2008
EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 is being filed to comply with Rule 3-09 of Regulation S-X of the Securities and Exchange Commission.   Rule 3-09 requires that separate financial statements be filed for a 50 percent or less owned entity accounted for by the equity method when the equity income (loss) recorded by the registrant accounts for 20% or more of the registrant’s pretax income (loss).  For the year ended December 31, 2008, we recorded an equity loss of $213,000 from our 10% investment in the Emirates Simulation Academy LLC which is headquartered in Abu Dhabi, United Arab Emirates.  This equity loss accounted for 38% of the Company’s consolidated pretax loss for the year ended December 31, 2008.   Accordingly we are filing the audited financial statements of the Emirates Simulation Academy LLC for the year ended December 31, 2008 as Exhibit 99.1 of this Annual Report on Form 10-K/A.

TABLE OF CONTENTS

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	3
	SIGNATURES	3
	Exhibits Index	4

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  List of Financial Statements

    No financial statements are filed with this report on Form 10-K/A.

(a)	(2) List of Schedules

    No financial statement schedules are filed with this report on Form 10-K/A.

(a) (3)  List of Exhibits

    The Exhibits which are filed with this report on Form 10-K/A are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSE Systems, Inc.
By:	/s/ John V. Moran
John V. Moran
Chief Executive Officer

By:	/s/ Jeffery G. Hough
Jeffery G. Hough
Sr. Vice President & Chief Financial Officer

Exhibit	Description of Exhibit
23.	Consents of Experts and Counsel

23.1	Consent of KPMG LLP, filed herewith.
23.2	Consent of Deloitte & Touche (M.E.), filed herewith.

31.	Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.	Section 1350 Certifications

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith.

99.	Additional Exhibits
99.1	Emirates Simulation Academy L.L.C. reports and financial statements for the year ended 31 December 2008, filed herewith.

4