Form 10-Q
period 2009-06-30
GSE SYSTEMS INC
filed 2009-08-10
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2009.
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

There were 16,045,372 shares of common stock, with a par value of $.01 per share outstanding as of August 7, 2009.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,324	$8,274
Restricted cash	5,779	2,962
Contract receivables	15,365	10,951
Prepaid expenses and other current assets	2,277	1,110
Total current assets	28,745	23,297

Equipment and leasehold improvements, net	1,093	1,133
Software development costs, net	1,406	1,487
Goodwill	1,739	1,739
Long-term restricted cash	1,957	2,027
Other assets	533	1,332
Total assets	$35,473	$31,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,421	$1,655
Accrued expenses	1,317	685
Accrued compensation and payroll taxes	1,345	1,234
Billings in excess of revenue earned	4,583	4,020
Accrued warranty	1,050	1,066
Other current liabilities	664	749
Total current liabilities	12,380	9,409

Other liabilities	798	906
Total liabilities	13,178	10,315
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized,
shares issued and outstanding none in 2009 and 2008	-	-
Common stock $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding 16,045,372 in 2009 and
15,968,122 in 2008	160	160
Additional paid-in capital	51,234	50,572
Accumulated deficit	(27,914)	(28,818)
Accumulated other comprehensive loss	(1,185)	(1,214)
Total stockholders' equity	22,295	20,700
Total liabilities and stockholders' equity	$35,473	$31,015

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Contract revenue	$10,650	$6,555	$18,778	$13,638

Cost of revenue	8,037	4,648	13,736	9,866
Gross profit	2,613	1,907	5,042	3,772

Operating expenses:
Selling, general and administrative	1,833	1,952	3,611	3,891
Depreciation	122	103	242	203
Total operating expenses	1,955	2,055	3,853	4,094

Operating income (loss)	658	(148)	1,189	(322)

Interest income, net	22	40	34	34
Gain (loss) on derivative instruments	194	(5)	207	5
Other expense, net	(111)	(65)	(221)	(129)
Income (loss) before income taxes	763	(178)	1,209	(412)

Provision for income taxes	192	92	305	151
Net income (loss)	$571	$(270)	$904	$(563)

Basic income (loss) per common share	$0.04	$(0.02)	$0.06	$(0.04)

Diluted income (loss) per common share	$0.03	$(0.02)	$0.05	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$571	$(270)	$904	$(563)

Foreign currency translation adjustment	131	(19)	29	88

Comprehensive income (loss)	$702	$(289)	$933	$(475)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2009	-	$-	15,968	$160	$50,572	$(28,818)	$(1,214)	$20,700

Stock-based compensation
expense	-	-	-	-	490	-	-	490
Common stock issued for
options exercised	-	-	58	-	103	-	-	103
Common stock issued for
services provided	-	-	9	-	51	-	-	51
Common stock issued for
warrants exercised	-	-	10	-	18	-	-	18
Foreign currency translation
adjustment	-	-	-	-	-	-	29	29
Net income	-	-	-	-	-	904	-	904
Balance, June 30, 2009	-	$-	16,045	$160	$51,234	$(27,914)	$(1,185)	$22,295

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$904	$(563)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	242	203
Capitalized software amortization	224	133
Amortization of deferred financing costs	27	107
Stock-based compensation expense	541	284
Elimination of profit on Emirates Simulation Academy, LLC contract	-	38
Amortization of deferred profit on Emirates Simulation Academy, LLC contract	(90)	-
Equity loss on investment in Emirates Simulation Academy, LLC	313	88
Gain on derivative instruments	(207)	(5)
Changes in assets and liabilities:
Contract receivables	(4,317)	(1,918)
Prepaid expenses and other assets	(865)	(132)
Accounts payable, accrued compensation and accrued expenses	2,530	(835)
Billings in excess of revenues earned	571	1,239
Accrued warranty reserves	(16)	137
Other liabilities	201	124
Net cash provided by (used in) operating activities	58	(1,100)

Cash flows from investing activities:
Capital expenditures	(202)	(393)
Capitalized software development costs	(143)	(393)
Investment in Emirates Simulation Academy, LLC	-	(422)
Release (restriction) of cash as collateral under letters of credit and bank guarantees	(2,145)	94
Net cash used in investing activities	(2,490)	(1,114)

Cash flows from financing activities:
Proceeds from issuance of common stock	121	291
Restriction of cash for credit facility collateral	(600)	-
Deferred financing costs	(20)	(88)
Net cash provided by (used in) financing activities	(499)	203

Effect of exchange rate changes on cash	(19)	8
Net decrease in cash and cash equivalents	(2,950)	(2,003)
Cash and cash equivalents at beginning of year	8,274	8,172
Cash and cash equivalents at end of period	$5,324	$6,169

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2009 and 2008
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

The global recession and financial credit crisis has not currently had a significant effect on the Company’s business.  Specifically, the Company has seen no delays or cancellations to the projects it is currently working on and is unaware of any delays or cancellations to projects that the Company expects to secure in 2009.

Revenue Recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.  There were no claims outstanding as of June 30, 2009.

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

The following customers have provided more than 10% of the Company’s consolidated revenue for the indicated periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Slovenske Elektrarne, AS	14.4%	0.0%	9.6%	0.0%
Titan-2 Concern	12.4%	0.0%	9.3%	0.0%
Emerson Process Management	8.6%	17.1%	10.6%	16.4%
Sinopec Ningbo Engineering Corporation	4.1%	13.0%	4.6%	10.3%

Contract receivables unbilled totaled $8.8 million and $3.6 million as of June 30, 2009 and December 31, 2008, respectively.  In July 2009, the Company invoiced $2.8 million of the unbilled amounts; the balance of the unbilled amounts is expected to be invoiced and collected within one year.

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

(in thousands, except for share amounts)	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$571	$(270)	$904	$(563)

Denominator:
Weighted-average shares outstanding for basic
earnings per share	16,004,731	15,667,145	15,991,108	15,593,279

Effect of dilutive securities:
Employee stock options, warrants,
and options outside the plan	640,523	-	649,390	-
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	16,645,254	15,667,145	16,640,498	15,593,279

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	1,162,870	1,129,513	1,133,090	1,151,855

Conversion of outstanding stock options and warrants was not assumed for either the three or six months ended June 30, 2008 because the impact was anti-dilutive.  Included in the 1,129,513 shares and 1,151,855 shares related to dilutive securities excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2008, respectively, were in-the-money options and warrants totaling 989,431 shares and 1,107,624 shares, respectively.

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

Software development costs capitalized were $67,000 and $143,000 for the three and six months ended June 30, 2009, respectively, and $200,000 and $393,000 for the three and six months ended June 30, 2008, respectively.  Total amortization expense was $142,000 and $224,000 for the three and six months ended June 30, 2009, respectively, and $62,000 and $133,000 for the three and six months ended June 30, 2008, respectively.

4.	Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates, was formed to build and operate simulation training academies in the Arab Gulf Region.  These simulation training centers will be designed to train and certify indigenous workers for deployment to critical infrastructure facilities including power plants, oil refineries, petro-chemical plants, desalination units and other industrial facilities.  The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Research and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership).  At June 30, 2009 and December 31, 2008, GSE’s investment in ESA totaled $405,000 and $718,000, respectively, and was included on the balance sheet in other assets.  The Company accounts for its investment in ESA using the equity method.   For the three and six months ended June 30, 2009, the Company recognized a $156,000 and a $313,000 equity loss, respectively, on its investment in ESA.  For the three and six months ended June 30, 2008, the Company recognized a $63,000 and $88,000 equity loss, respectively.  The equity losses were recorded in other expense.

In January 2006, GSE received a $15.1 million contract from ESA to supply five simulators and an integrated training program. A $1.8 million change order was received from ESA in late 2007 increasing the total order value to $16.9 million.   For the three and six months ended June 30, 2008, the Company recognized $13,000 and $1.2 million, respectively, of contract revenue on this project using the percentage-of-completion method. The contract is currently in the warranty period which ends on September 30, 2009.  In accordance with the equity method, the Company eliminated 10% of the profit from this contract as the training simulators are assets that have been recorded on the books of ESA, and the Company was thus required to eliminate its proportionate share of the profit included in the asset value.  The total profit elimination on the project totaled $723,000 and was classified as an other liability on the balance sheet at December 31, 2008.  ESA assigned a four year life to the simulators and began to amortize the training simulators on their books effective January 1, 2009.  Accordingly, on January 1, 2009, GSE began to amortize the deferred profit to other income over a four year period, recognizing a gain of $45,000 and $90,000 in the three and six months ended June 30, 2009, respectively.

At both June 30, 2009 and December 31, 2008, the Company had trade receivables from ESA totaling $1.6 million.  The Company has not recorded a reserve against this outstanding receivable at June 30, 2009 as the Company believes that payment will be received in full.  Under the terms of the contract, the Company provided a $2.1 million performance bond to ESA that will remain outstanding until the end of the warranty period on September 30, 2009.   The Company has deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank (“UNB”) in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  The guarantee will be in place until the expiration of the ESA credit facility on December 31, 2014 or earlier if ESA pays down and terminates the credit facility.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2009 and December 31, 2008 based upon the short-term nature of the assets and liabilities.

At December 31, 2008, the Company had a commercial automated investment account under which, at the end of each business day, the funds in the Company’s operating account were swept into a money market fund.  The funds were returned to the operating account at the beginning of the next business day.  At December 31, 2008, the balance in this fund was $7.5 million and was included on the balance sheet under cash and cash equivalents.  The Company terminated this automated investment account in the second quarter 2009.  At June 30, 2009, the Company has no cash equivalents.

As of June 30, 2009, the Company was contingently liable for six standby letters of credit and two bank guarantees totaling approximately $7.2 million.  The standby letters of credit and bank guarantees were issued as either performance, advance payment or bid bonds on seven contracts.  The Company has deposited the full value of five of the standby letters of credit in certificates of deposit ($4.9 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at June 30, 2009 as restricted cash and long-term restricted cash depending on the expiration date of the certificate of deposit.

On May 5, 2009, one of the Company’s two credit agreements with Bank of America was amended to increase the principal amount of the line from $1.5 million to $2.5 million.  In addition, the agreement was amended to include a $600,000 certificate of deposit issued by Bank of America in the borrowing base calculation to determine the maximum amount of available funds that the Company could borrow from the line.  The cash deposited in this certificate of deposit has been recorded on the Company’s balance sheet at June 30, 2009 as restricted cash.

The following table presents assets and liabilities measured at fair value at June 30, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$5,456	$-	$-	$5,456
Foreign exchange contracts	-	375	-	375

Total assets	$5,456	$375	$-	$5,831

Foreign exchange contracts	$-	$(314)	$-	$(314)

Total liabilities	$-	$(314)	$-	$(314)

6.	Derivative Instruments

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

As of June 30, 2009, the Company had foreign exchange contracts for sale of approximately 2.0 million Pounds Sterling, 3.1 million Euro, and 970 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  At December 31, 2008, the Company had contracts for the sale of approximately 2 million Pounds Sterling, 4 million Euro and 68 million Japanese Yen at fixed rates. The Company had not designated any of the foreign exchange contracts outstanding as hedges and had recorded the estimated fair value of the contracts in the consolidated balance sheet as follows:

	June 30,	December 31,
(in thousands)	2009	2008

Asset derivatives
Prepaid expenses and other current assets	$ 282	$ 14
Other assets	93	537
	375	551
Liability derivatives
Other current liabilities	(149)	(426)
Other liabilities	(165)	(183)
	(314)	(609)

Net fair value	$ 61	$ (58)

The changes in the fair value of the foreign exchange contracts are included in gain (loss) on derivative instruments in the consolidated statements of operations.

The foreign currency denominated trade receivables, unbilled receivables and billings in excess of revenue earned that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into the functional currency using the current exchange rate at the end of the period.   The gain or loss resulting from such remeasurement is also included in gain (loss) on derivative instruments in the consolidated statements of operations.

For the three and six months ended June 30, 2009 and 2008, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Foreign exchange contracts- change in
fair value	$(25)	$(5)	$101	$5
Remeasurement of related contract
receivables and billlings in excess of revenue earned	219	-	106	-

Net gain (loss) on derivatives	$194	$(5)	$207	$5

7.	Stock-Based Compensation

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.   The Company recognized $249,000 and $138,000 of pre-tax stock-based compensation expense for the three months ended June 30, 2009 and 2008, respectively, under the fair value method in accordance with SFAS No. 123R and recognized $541,000 and $284,000 of pre-tax stock-based compensation expense for the six months ended June 30, 2009 and 2008, respectively.  In the six months ended June 30, 2009, the Company granted a total of 54,000 stock options to two employees and granted a total of 60,000 stock options to its six non-employee directors.  A total of 58,350 employee stock options and 10,000 warrants were exercised in the six months ended June 30, 2009.

8.	Long-term Debt

Line of Credit

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America, N.A. (“BOA”).  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit was originally in the principal amount of up to $1.5 million, however, on May 5, 2009, the credit agreement was amended to increase the principal amount to $2.5 million.  This line of credit enables the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   Both credit agreements contain financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio.  At June 30, 2009, the Company was in compliance will all of these financial covenants as shown below:

As of
	Covenant	June 30, 2009

Tangible net worth	Must Exceed $15.0 million	$19.1 million
Debt service coverage ratio	Must Exceed 1.25 : 1.00	1,425 : 1.00
Funded debt to EBITDA ratio	Not to Exceed 2.50 : 1.00	.97 : 1.00

In addition, the credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  At June 30, 2009, the Company’s available borrowing base under the two lines of credit was $5.4 million of which $484,000 had been utilized as collateral for a standby letter of credit.

9.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2008	$1,066
Warranty provision	251
Warranty claims	(269)
Currency adjustment	2
Balance at June 30, 2009	$1,050

10.	Letters of Credit and Performance Bonds

As of June 30, 2009, the Company was contingently liable for six standby letters of credit and two bank guarantees totaling approximately $7.2 million.  The standby letters of credit and bank guarantees were issued as either performance, advance payment or bid bonds on seven contracts.  Five of the standby letters of credit and the bank guarantees have been cash collateralized; the sixth standby letter of credit was collateralized by the Company’s line of credit.

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

As of June 30, 2009, there have been no material changes to the liability for uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company expects to pay U.S. federal alternative minimum income taxes in 2009 and to pay income taxes in Sweden and China.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its deferred tax assets at June 30, 2009 with the exception of the deferred tax assets of its Swedish subsidiary which are expected to be realized in 2009, which total $126,000.

12.	Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), setting forth principles and requirements to be applied to the accounting for and disclosure of subsequent events. The statement sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date shall be recognized in the financial statements and the required disclosures about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Accordingly, the Company has adopted this pronouncement for the quarter ended June 30, 2009. The Company has evaluated the period subsequent to June 30, 2009 and through August 10, 2009 (the date the financial statements were available to be issued) for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

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

In the first quarter 2009, the Company was awarded a contract valued at over $18 million to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia. The contract includes approximately $12 million of hardware that the customer has requested be a part of the contract in addition to approximately $6 million related specifically to the simulator. Margins on the hardware portion of the contract are minimal, while margins on the more traditional simulation portions will be consistent with those in the past. The utility customer in Slovakia is constructing two new Russian designed VVER-440 nuclear reactors at the site that will incorporate Siemens / Areva control systems. Work on this contract commenced in the first quarter 2009 and is scheduled for completion in approximately 30 months. GSE, in partnership with Siemens, built the first full scope simulator at the same site in 1997.  Including this contract, the Company logged approximately $39.2 million in nuclear simulation orders in the six months ended June 30, 2009.

In July 2009, the Company announced the award of a multi-million dollar contract from Westinghouse Electric Company (“Westinghouse”) to build an AP1000™ nuclear power plant simulator based upon Westinghouse’s design for domestic customers.  This award covers an initial phase of work that will focus on building high fidelity simulation models for the AP1000 nuclear systems. These models will help Westinghouse demonstrate the plant design and control room human factors.  The models that will be built in this current phase will be largely common to all future U.S.-based AP1000 plants and hence highly reusable from plant to plant.  GSE anticipates future awards that will address the remaining plant systems.  These future systems are expected to be different from plant to plant, and, therefore, the Company expects these contracts to be issued on a plant specific basis in the future.  The Westinghouse AP1000 is the technology of choice for no less than 14 announced U.S. nuclear power plants, including six for which Engineering,  Procurement and Construction contracts have been signed with Westinghouse. Providing a plant simulator at each site is included within the scope of work between Westinghouse and these U.S. customers.

The Company’s fossil fueled power simulation business has grown rapidly over the past three years.  The transition from obsolete analog control systems to modern digital control systems and the new requirements for complex emission control systems are contributing to the growth the Company is experiencing in this business, coupled with the fact that GSE’s high-fidelity simulation models can be used to validate control schemes and logics for new designs before the control systems are deployed to the field.  GSE builds the plant models based upon design specifications supplied by its customers, and the models then drive the actual digital control systems in the factory.  This testing can uncover numerous control system discrepancies.  By correcting these problems at the factory versus in the field, GSE’s customers can save millions in reduced down time and reduced commissioning time.

The global recession and financial credit crisis has not currently had a significant effect on the Company’s business.  Specifically, the Company has seen no delays or cancellations to the projects it is currently working on, and is unaware of any delays or cancellations to projects that the Company expects to secure in 2009.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three months ended June 30,				Six months ended June 30,
	2009	%	2008	%	2009	%	2008	%
Contract revenue	$10,650	100.0%	$6,555	100.0%	$18,778	100.0%	$13,638	100.0%
Cost of revenue	8,037	75.5%	4,648	70.9%	13,736	73.1%	9,866	72.3%

Gross profit	2,613	24.5%	1,907	29.1%	5,042	26.9%	3,772	27.7%
Operating expenses:
Selling, general and administrative	1,833	17.2%	1,952	29.8%	3,611	19.3%	3,891	28.6%
Depreciation	122	1.1%	103	1.6%	242	1.3%	203	1.5%
Total operating expenses	1,955	18.3%	2,055	31.4%	3,853	20.6%	4,094	30.1%

Operating income (loss)	658	6.2%	(148)	(2.3)%	1,189	6.3%	(322)	(2.4)%

Interest income, net	22	0.2%	40	0.6%	34	0.2%	34	0.3%
Gain (loss) on derivative instruments	194	1.8%	(5)	(0.1)%	207	1.1%	5	0.0%
Other expense, net	(111)	(1.0)%	(65)	(0.9)%	(221)	(1.2)%	(129)	(0.9)%

Income (loss) before income taxes	763	7.2%	(178)	(2.7)%	1,209	6.4%	(412)	(3.0)%

Provision for income taxes	192	1.8%	92	1.4%	305	1.6%	151	1.1%

Net income (loss)	$571	5.4%	$(270)	(4.1)%	$904	4.8%	$(563)	(4.1)%

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

Results of Operations - Three and Six Months ended June 30, 2009 versus Three and Six Months ended June 30, 2008

Contract Revenue.  Total contract revenue for the quarter ended June 30, 2009 totaled $10.6 million, which was 62.5% higher than the $6.6 million total revenue for the quarter ended June 30, 2008.  For the six months ended June 30, 2009, contract revenue totaled $18.8 million, a 37.7% increase from the $13.6 million for the six months ended June 30, 2008.  The Company recorded total orders of $42.4 million in the six months ended June 30, 2009 versus $18.0 million in the six months ended June 30, 2008.  Included in the 2009 orders was an $18.4 million contract to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia.  The contract includes approximately $12 million for hardware, the largest portion being a digital control system from Siemens, that the customer has requested be a part of the contract in addition to approximately $6 million related specifically to the simulator.  Due to the significant hardware portion of the project, the overall margin on the project is lower than the Company’s normal gross margin.  In the three and six months ended June 30, 2009, the Company recognized $1.5 million and $1.8 million, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for 14.4% and 9.6%, respectively, of the Company’s consolidated revenue.  At June 30, 2009, the Company’s backlog was $62.2 million, of which $16.6 million related to this contract.

Gross Profit. Gross profit totaled $2.6 million for the quarter ended June 30, 2009 versus $1.9 million for the same quarter in 2008.  As a percentage of revenue, gross profit decreased from 29.1% for the three months ended June 30, 2008 to 24.5% for the three months ended June 30, 2009.  For the six months ended June 30, 2009, gross profit increased $1.3 million from the same period in 2008 to $5.0 million, however, as a percentage of revenue, gross profit decreased from 27.7% to 26.9%.  The decrease in gross profit percentage mainly reflects the impact of the lower margin on the $18.4 million full scope simulator and digital control system order received in the first quarter 2009 from a Slovak utility.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $1.8 million in the quarter ended June 30, 2009, a 6.1% decrease from the $2.0 million for the same period in 2008.  For the six months ended June 30, 2009 and 2008, SG&A expenses totaled $3.6 million and $3.9 million, respectively. The decrease reflects the following spending variances:

♦
Business development and marketing costs decreased from $809,000 in the second quarter 2008 to $783,000 in the second quarter of 2009 and decreased from $1.6 million for the six months ended June 30, 2008 to $1.4 million in the same period 2009.  The decrease mainly reflects a reduction in bidding and proposal costs, which are the costs of operations personnel in assisting with the preparation of contract proposals.

♦
The Company’s general and administrative expenses were virtually unchanged, totaling $1.0 million in both the second quarter 2009 and 2008 and totaling $2.1 million in both the six months ending June 30, 2009 and 2008.

♦
Gross spending on software product development (“development”) totaled $139,000 in the quarter ended June 30, 2009 as compared to $299,000 in the same period of 2008. For the three months ended June 30, 2009, the Company expensed $72,000 and capitalized $67,000 of its development spending while in the three months ended June 30, 2008, the Company expensed $99,000 and capitalized $200,000 of its development spending.   For the six months ended June 30, 2009, gross development spending totaled $240,000 versus $537,000 in the same period of 2008.  The Company expensed $97,000 and capitalized $143,000 of its development spending in the six months ended June 30, 2009 and expensed $144,000 and capitalized $393,000 of its development spending in the same period of 2008.  The Company’s capitalized development expenditures in 2009 were mainly related to the customization of RELAP5-RT software (which simulates transient fluid dynamics, neutronics and heat transfer in nuclear power plants) to run on the Company’s real-time executive software and the replacement of the current Graphic User Interface of SimSuite Pro with JADE Designer.   The Company anticipates that its total gross development spending in 2009 will approximate $500,000.

Depreciation.  Depreciation expense totaled $122,000 and $103,000 during the quarters ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, depreciation expense totaled $242,000 and $203,000, respectively.  The higher 2009 depreciation expense is a result of the Company’s 2008 capital purchases related to the Company’s move to its Sykesville, Maryland headquarters in 2008 and the purchase of new computers for new hires.

Operating Income.  The Company had operating income of $658,000 (6.2% of revenue) in the second quarter 2009, as compared with an operating loss of $148,000 (2.3% of revenue) for the same period in 2008.  For the six months ended June 30, 2009 and 2008, the Company had operating income of $1.2 million (6.3% of revenue) and an operating loss of $322,000 (2.4% of revenue), respectively.  The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $22,000 in the quarter ended June 30, 2009 versus net interest income of $40,000 in the quarter ended June 30, 2008.  For both the six months ended June 30, 2009 and 2008, net interest income totaled $34,000.

On March 28, 2008 the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America (“BOA”), replacing the Company’s credit facility with Laurus Master Fund.  One line of credit is in the principal amount of up to $3.5 million and is guaranteed by the U.S. Export-Import Bank.  The second line of credit was originally in the principal amount of up to $1.5 million, however, on May 5, 2009, the credit agreement was amended to increase the principal amount to $2.5 million.  The other line of credit is in the principal amount of up to $2.5 million.  The Company has not borrowed any funds against either BOA line of credit.

The deferred financing costs incurred in conjunction with the Laurus Master Fund line of credit were amortized over the two-year period of the line of credit, with the final amortization expense recorded in February 2008.  Amortization expense totaled $89,000 in the six months ended June 30, 2008.  The deferred financing costs incurred in conjunction with the BOA lines of credit are being amortized over the two-year period of the lines of credit.  Amortization began in April 2008 and totaled $9,000 and $27,000 for the three and six months ended June 30, 2009, respectively, and $18,000 in both the three and six months ended June 30, 2008.

At June 30, 2009 and 2008, the Company had approximately $4.9 million and $2.9 million, respectively, of cash in Certificates of Deposit with BOA that were being used as collateral for various performance and advance payment bonds.  The Company recorded interest income of $17,000 and $29,000 from the Certificates of Deposit in the three and six months ended June 30, 2009, respectively, versus $40,000 and $64,000 of interest income in the three and six months ended June 30, 2008, respectively.  The reduction in interest income reflects lower interest rates on the Certificates of Deposit in 2009.

In May 2007, the Company deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  The Company recorded interest income of $10,000 and $19,000 in the three and six months ended June 30, 2009 respectively. For the three and six months ended June 30, 2008, the Company recorded interest income of $14,000 and $29,000, respectively.

Interest income earned on short-term investments of the Company’s operating cash totaled $1,000 for the three months ended June 30, 2009 versus $7,000 for the three months ended June 30, 2008 and totaled $4,000 for the six months ended June 30, 2009 versus $40,000 for the six months ended June 30, 2008.   The lower interest income in 2009 mainly reflects lower interest rates on the short-term investments.

Gain (Loss) on Derivative Instruments.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of June 30, 2009, the Company had foreign exchange contracts for sale of approximately 2.0 million Pounds Sterling, 3.1 million Euro and 970 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company has not designated the contracts as hedges and has recognized a loss on the change in the estimated fair value of the contracts of $25,000 for the three months ended June 30, 2009 and a gain of $101,000 for the six months ended June 30, 2009.

The foreign currency denominated trade receivables and unbilled receivables that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and six months ended June 30, 2009, the Company recognized a $219,000 and $106,000 gain, respectively, from the remeasurement of such contract receivables and billings in excess of revenue earned.

At June 30, 2008, the Company had contracts for the sale of approximately 225,000 Euro at fixed rates.  The contracts expired on various dates through February 2009.  The Company had not designated the contracts as hedges and recognized a loss of $5,000 in the change in the estimated fair value of the contracts during the three months ended June 30, 2008 and a gain of $5,000 during the six months ended June 30, 2008.

Other Expense, Net.  For the three and six months ended June 30, 2009, other expense, net was $111,000 and $221,000, respectively.   For the three and six months ended June 20, 2008, other expense, net was $65,000 and $129,000, respectively.  The major components of other expense, net included the following items:

♦
The Company accounts for its investment in the Emirates Simulation Academy using the equity method.  In accordance with the equity method, the Company eliminated 10% of the profit from this contract as the training simulators are assets that have been recorded on the books of ESA, and the Company was thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination totaled $(1,000) and $38,000 for the three and six months ended June 30, 2008.  ESA began to amortize the training simulators effective January 1, 2009 over a four year life; accordingly, GSE began to amortize the deferred profit in January 2009 and recognized a gain of $45,000 and $90,000 for the three and six months ended June 30, 2009, respectively.

♦
For the three and six months ended June 30, 2009, the Company recognized a $156,000 and $313,000 equity loss, respectively, on its investment in ESA.  For the three and six months ended June 30, 2008, the Company’s recognized a $63,000 and $88,000 equity loss, respectively.

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

As of June 30, 2009, there have been no material changes to the liability for uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company expects to pay U.S. federal alternative minimum income taxes in 2009 and to pay income taxes in Sweden and China.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its deferred tax assets at June 30, 2009 with the exception of the deferred tax assets of its Swedish subsidiary which are expected to be realized in 2009, which total $126,000.

Liquidity and Capital Resources

As of June 30, 2009, the Company’s cash and cash equivalents totaled $5.3 million compared to $8.3 million at December 31, 2008.

Cash provided by (used in) operating activities.   For the six months ended June 30, 2009, net cash provided by operations totaled $58,000.  Significant changes in the Company’s assets and liabilities in the six months ended June 30, 2009 included:
♦
A $4.3 million increase in the Company’s contract receivables.  The Company’s trade receivables decreased from $7.3 million at December 31, 2008 to $6.5 million at June 30, 2009 while the Company’s unbilled receivables increased by $5.1 million to $8.8 million at June 30, 2009.    At June 30, 2009, trade receivables outstanding for more than 90 days totaled $1.9 million versus $2.2 million at December 31, 2008.  Included in the over 90 day balance at both June 30, 2009 and December 31, 2008 was $1.6 million due from ESA.  The Company believes the entire overdue balance will be received and has not increased its bad debt reserve.  The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.  In July 2009, the Company invoiced $2.8 million of the unbilled amounts; the balance of the unbilled amounts is expected to be invoiced and collected within one year.

♦
A $2.5 million increase in accounts payable, accrued compensation and accrued expenses.   The Company’s accounts payable and accrued liabilities have increased due to material purchases and the utilization of subcontractors on several of the Company’s current projects.

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

♦	A $1.2 million increase in billings in excess of revenues earned. The increase was due to the timing of contracted billing milestones of the Company’s projects.

Cash used in investing activities.  Net cash used in investing activities totaled $2.5 million for the six months ended June 30, 2009.  Capital expenditures totaled $202,000 and capitalized software development costs totaled $143,000.  The Company utilized $2.1 million to cash collateralize a standby letter of credit and a bank guarantee.

 For the six months ended June 30, 2008, net cash used in investing activities totaled $1.1 million.  Capital expenditures totaled $393,000, capitalized software development costs totaled $393,000, and the Company increased its investment in ESA by $422,000.  Cash used as collateral for stand-by letters of credit decreased by $94,000.

 Cash provided by financing activities.  For the six months ended June 30, 2009, net cash used in financing activities totaled $499,000, and for the six months ended June 30, 2008, net cash provided by financing activities totaled $203,000.  The Company received $121,000 and $291,000 from the issuance of common stock in the six months ended June 30, 2009 and 2008, respectively.  In the six months ended June 30, 2009 and 2008, the Company spent $20,000 and $88,000, respectively, on deferred financing costs in conjunction with the Bank of America lines of credit.  In accordance with the amendment to the Company’s $2.5 million BOA line of credit effective May 5, 2009, the Company placed $600,000 in a restricted certificate of deposit.  This certificate of deposit is included in the borrowing base calculation to determine the amount of funds that the Company can utilize under its $2.5 million line of credit.

At June 30, 2009, the Company had cash of $5.3 million and another $4.9 million available under its lines of credit.  Based on the Company’s forecasted expenditures and cash flow, the Company believes that it will generate sufficient cash through its normal operations and through the utilization of its current credit facility to meet its liquidity and working capital needs for the next twelve months.  However, notwithstanding the foregoing, the Company may be required to look for additional capital to fund its operations if the Company is unable to operate profitably and generate sufficient cash from operations.  There can be no assurance that the Company would be successful in raising such additional funds.

Credit Facilities

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America, N.A. (“BOA”).  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit was originally in the principal amount of up to $1.5 million, however, on May 5, 2009, the credit agreement was amended to increase the principal amount to $2.5 million.  This line of credit enables the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   Both credit agreements contain financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio.  At June 30, 2009, the Company was in compliance will all of these financial covenants as shown below:

As of
	Covenant	June 30, 2009

Tangible net worth	Must Exceed $15.0 million	$19.1 million
Debt service coverage ratio	Must Exceed 1.25 : 1.00	1,425 : 1.00
Funded debt to EBITDA ratio	Not to Exceed 2.50 : 1.00	.97 : 1.00

In addition, the credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  At June 30, 2009, the Company’s available borrowing base under the two lines of credit was $5.4 million of which $484,000 had been utilized as collateral for a standby letter of credit.

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

As of June 30, 2009, the Company had foreign exchange contracts for sale of approximately 2.0 million Pounds Sterling, 3.1 million Euro and 970 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized a loss on the change in the estimated fair value of the contracts of $25,000 for the three months ended June 30, 2009 and a gain of $101,000 for the six months ended June 30, 2009.  A 10% fluctuation in the foreign currency exchange rates up or down as of June 30, 2009 would have increased/ decreased the change in estimated fair value of the contracts by $6,000.

At June 30, 2008, the Company had contracts for the sale of approximately 225,000 Euro at fixed rates.  The contracts expired on various dates through February 2009.  The Company had not designated the contracts as hedges and had recognized a loss of $5,000 on the change in the estimated fair value of the contracts during the three months ended June 30, 2008 and a gain of $5,000 during the six months ended June 30, 2008.

The Company is also subject to market risk related to the interest rate on its existing lines of credit.  However, during the first six months of 2009, the Company had no outstanding borrowings from its lines of credit.

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of June 30, 2009 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of June 30, 2009 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to satisfy the objectives for which they were intended and that the information required to be disclosed is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) compiled and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                        Defaults Upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

On June 25, 2009, the Company held its annual meeting of shareholders.  At that meeting, the following matters were voted upon:

	Proposal	For	Withheld	Total
1)	Election of Directors for a three year term expiring in 2012:
	Joseph W. Lewis	14,464,493	212,090	14,676,583
	Jane Bryant Quinn	14,592,258	84,325	14,676,583
	O. Lee Tawes, III	14,406,274	270,309	14,676,583

	The following directors are serving terms until the annual meeting in 2010 and were not reelected
	at the June 25, 2009 annual meeting:
	Jerome I. Feldman
	John V. Moran
	George J. Pedersen

	The following directors are serving terms until the annual meeting in 2011 and were not reelected
	at the June 25, 2009 annual meeting:
	Michael D. Feldman
	Sheldon L. Glashow
	Roger L. Hagengruber

	Proposal	For	Against	Abstain	Total
2)	Ratification of KPMG LLP as
	the Company's independent registered
	public accountants for the 2009 fiscal year.	14,550,938	121,082	4,563	14,676,583

Item 5.                        Other Information

None

Item 6.                        Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 2009                                             GSE SYSTEMS, INC.

/S/ JOHN V. MORAN
John V. Moran
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)