Form 10-Q
period 2009-09-30
GSE SYSTEMS INC
filed 2009-11-09
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2009.

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

There were 18,925,370 shares of common stock, with a par value of $.01 per share outstanding as of November 6, 2009.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$21,717	$8,274
Restricted cash	3,825	2,962
Contract receivables	15,824	10,951
Prepaid expenses and other current assets	1,378	1,110
Total current assets	42,744	23,297

Equipment and leasehold improvements, net	1,019	1,133
Software development costs, net	1,609	1,487
Goodwill	1,739	1,739
Long-term restricted cash	2,391	2,027
Other assets	677	1,332
Total assets	$50,179	$31,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,276	$1,655
Accrued expenses	722	685
Accrued compensation and payroll taxes	1,546	1,234
Billings in excess of revenue earned	2,809	4,020
Accrued warranty	1,155	1,066
Other current liabilities	814	749
Total current liabilities	10,322	9,409

Other liabilities	670	906
Total liabilities	10,992	10,315
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized,
shares issued and outstanding none in 2009 and 2008	-	-
Common stock $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding 18,925,370 in 2009 and
15,968,122 in 2008	189	160
Additional paid-in capital	67,325	50,572
Accumulated deficit	(27,456)	(28,818)
Accumulated other comprehensive loss	(871)	(1,214)
Total stockholders' equity	39,187	20,700
Total liabilities and stockholders' equity	$50,179	$31,015

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Contract revenue	$ 10,217	$ 7,001	$ 28,995	$ 20,639

Cost of revenue	7,662	5,023	21,398	14,889
Gross profit	2,555	1,978	7,597	5,750

Operating expenses:
Selling, general and administrative	2,000	1,694	5,611	5,585
Depreciation	127	114	369	317
Total operating expenses	2,127	1,808	5,980	5,902

Operating income (loss)	428	170	1,617	(152)

Interest income, net	16	42	50	76
Gain (loss) on derivative instruments	523	(170)	730	(165)
Other expense, net	(97)	(43)	(318)	(172)
Income (loss) before income taxes	870	(1)	2,079	(413)

Provision for income taxes	412	57	717	208
Net income (loss)	$ 458	$ (58)	$ 1,362	$ (621)

Basic income (loss) per common share	$ 0.03	$ 0.00	$ 0.08	$ (0.04)

Diluted income (loss) per common share	$ 0.03	$ 0.00	$ 0 08	$ (0.04)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$458	$(58)	$1,362	$(621)

Foreign currency translation adjustment	314	(224)	343	(136)

Comprehensive income (loss)	$772	$(282)	$1,705	$(757)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)
							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2009	-	$-	15,968	$160	$50,572	$(28,818)	$(1,214)	$20,700

Stock-based compensation
expense	-	-	-	-	685	-	-	685
Issuance of common stock	-	-	2,875	29	15,863	-	-	15,892
Common stock issued for
options exercised	-	-	58	-	103	-	-	103
Common stock issued for
services provided	-	-	14	-	84	-	-	84
Common stock issued for
warrants exercised	-	-	10	-	18	-	-	18
Foreign currency translation
adjustment	-	-	-	-	-	-	343	343
Net income	-	-	-	-	-	1,362	-	1,362
Balance, September 30, 2009	-	$-	18,925	$189	$67,325	$(27,456)	$(871)	$39,187

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,362	$(621)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	369	317
Capitalized software amortization	354	195
Amortization of deferred financing costs	37	124
Stock-based compensation expense	769	426
Elimination of profit on Emirates Simulation Academy, LLC contract	-	38
Amortization of deferred profit on Emirates Simulation Academy, LLC contract	(136)	-
Equity loss on investment in Emirates Simulation Academy, LLC	466	138
(Gain)/loss on derivative instruments	(730)	165
Changes in assets and liabilities:
Contract receivables	(5,021)	(1,162)
Prepaid expenses and other assets	293	(37)
Accounts payable, accrued compensation and accrued expenses	2,129	(620)
Billings in excess of revenues earned	(1,144)	1,402
Accrued warranty reserves	89	237
Other liabilities	506	171
Net cash provided by (used in) operating activities	(657)	773

Cash flows from investing activities:
Capital expenditures	(256)	(600)
Capitalized software development costs	(476)	(530)
Investment in Emirates Simulation Academy, LLC	-	(422)
Restriction of cash as collateral for letters of credit, bank guarantees and
foreign currency contracts	(626)	(358)
Net cash used in investing activities	(1,358)	(1,910)

Cash flows from financing activities:
Net proceeds from issuance of common stock	16,013	571
Restriction of cash for credit facility collateral	(600)	-
Deferred financing costs	(20)	(88)
Net cash provided by financing activities	15,393	483

Effect of exchange rate changes on cash	65	(5)
Net increase (decrease) in cash and cash equivalents	13,443	(659)
Cash and cash equivalents at beginning of year	8,274	8,172
Cash and cash equivalents at end of period	$21,717	$7,513

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months ended September 30, 2009 and 2008
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

Revenue Recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  Revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.  There were no claims outstanding as of September 30, 2009.

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

The Company’s system design contracts do not normally provide for “post customer support service” (PCS) in terms of software upgrades, software enhancements or telephone support.  In order to obtain PCS, the customers must normally purchase a separate contract.  Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, and maintenance releases.  The Company recognizes revenue from these contracts ratably over the life of the agreements.

Revenue from the sale of software licenses which do not require significant modifications or customization for the Company’s modeling tools are recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is considered probable.

Revenue for contracts with multiple elements is separated and allocated when certain criteria have been met.

Revenue from certain consulting or training contracts is recognized on a time-and-material basis.  For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

The following customers have provided more than 10% of the Company’s consolidated revenue for the indicated periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Slovenské Elektrárne, AS	18.9%	0.0%	12.8%	0.0%
Titan-2 Concern	12.6%	0.0%	10.4%	0.0%
Emerson Process Management	11.8%	12.8%	12.1%	16.8%
Westinghouse Electric Company LLC	8.8%	10.6%	6.6%	7.7%
American Electric Power	7.2%	13.1%	7.2%	4.8%

Contract receivables unbilled totaled $8.8 million and $3.6 million as of September 30, 2009 and December 31, 2008, respectively.  In October 2009, the Company invoiced $2.2 million of the unbilled amounts; the balance of the unbilled amounts is expected to be invoiced and collected within one year.

2.	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC” or “the Codification”) as the source of authoritative generally accepted accounting principles recognized by the FASB for non-governmental entities.  The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009, which for GSE would be September 30, 2009.  The Codification superseded all then-existing non-SEC accounting and reporting standards.  The Codification did not change rules and interpretations of the SEC which are also sources of authoritative GAAP for SEC registrants.  There were no changes to the Company’s consolidated financial statements upon adoption.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Arrangements.  ASU 2009-13 amends the guidance that in the absence of vendor-specific objective and third-party evidence for deliverables in multiple-deliverable arrangements, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangements consideration using the relative selling price method.  ASU 2009-13 expands the disclosure requirements for multiple-deliverable revenue arrangements.  The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the potential impact on its financial statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements.  ASU 2009-14 amends the guidance to exclude for the scope of software revenue accounting requirements tangible products if the product contains both software and non-software components that function together to deliver a product’s essential functionality and factors to consider in determining whether a product is within the scope of the guidance.  The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the potential impact on its financial statements.

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

(in thousands, except for share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$458	$(58)	$1,362	$(621)

Denominator:
Weighted-average shares outstanding for basic
earnings per share	16,813,379	15,920,908	16,268,210	15,683,442

Effect of dilutive securities:
Employee stock options, warrants,
and options outside the plan	680,812	-	659,800	-
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	17,494,191	15,920,908	16,928,010	15,683,442

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	1,031,333	938,938	1,006,787	1,133,184

Conversion of outstanding stock options and warrants was not assumed for either the three or nine months ended September 30, 2008 because the impact was anti-dilutive.  Included in the 938,938 shares and 1,133,184 shares related to dilutive securities excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2008, respectively, were in-the-money options and warrants totaling 792,308 shares and 997,253 shares, respectively.

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

Software development costs capitalized were $333,000 and $476,000 for the three and nine months ended September 30, 2009, respectively, and $137,000 and $530,000 for the three and nine months ended September 30, 2008, respectively.  Total amortization expense was $131,000 and $354,000 for the three and nine months ended September 30, 2009, respectively, and $62,000 and $195,000 for the three and nine months ended September 30, 2008, respectively.

5.	Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates, was formed to build and operate simulation training academies in the Arab Gulf Region.  These simulation training centers will be designed to train and certify indigenous workers for deployment to critical infrastructure facilities including power plants, oil refineries, petro-chemical plants, desalination units and other industrial facilities.  The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Research and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership).  At September 30, 2009 and December 31, 2008, GSE’s investment in ESA totaled $252,000 and $718,000, respectively, and was included on the balance sheet in other assets.  The Company accounts for its investment in ESA using the equity method.  For the three and nine months ended September 30, 2009, the Company recognized $153,000 and $466,000 of equity losses, respectively, on its investment in ESA.  For the three and nine months ended September 30, 2008, the Company recognized a $50,000 and $138,000 equity loss, respectively.  The equity losses were recorded in other expense.

In January 2006, GSE received a $15.1 million contract from ESA to supply five simulators and an integrated training program. A $1.8 million change order was received from ESA in late 2007 increasing the total order value to $16.9 million.   For the three and nine months ended September 30, 2008, the Company recognized $40,000 and $1.2 million, respectively, of contract revenue on this project using the percentage-of-completion method. The contract warranty period ended on September 30, 2009.  In accordance with the equity method, the Company eliminated 10% of the profit from this contract as the training simulators are assets that have been recorded on the books of ESA, and the Company was thus required to eliminate its proportionate share of the profit included in the asset value.  The total profit elimination on the project totaled $723,000 and was classified as an other liability on the balance sheet at December 31, 2008.  ESA assigned a four year life to the simulators and began to amortize the training simulators on their books effective January 1, 2009.  Accordingly, on January 1, 2009, GSE began to amortize the deferred profit to other income over a four year period, recognizing income of $45,000 and $136,000 in the three and nine months ended September 30, 2009, respectively.

At both September 30, 2009 and December 31, 2008, the Company had trade receivables from ESA totaling $1.6 million.  The Company continues to have active discussions with ESA regarding the collection of the receivable.  Although this trade receivable is significantly overdue, the Company has not recorded a reserve against this outstanding receivable at September 30, 2009 as the Company believes that payment will be received in full. However, if the Company should determine that some or all of the receivable will not be paid, GSE may incur a loss of up to $1.6 million.

 Under the terms of the contract, the Company provided a $2.1 million performance bond to ESA, this performance bond expired on September 30, 2009 and the restricted cash that had collateralized the performance bond was released by Bank of America in early October.

  The Company has deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank (“UNB”) in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  The guarantee will be in place until the expiration of the ESA credit facility on December 31, 2014 or earlier if ESA pays down and terminates the credit facility.  ESA is a start-up entity;  if it is unable to generate sufficient cash flow from operations and is unable to repay its credit facility, GSE may incur a loss of up to $1.2 million if UNB utilizes all or a portion of GSE’s guarantee.

6.	Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis in the first quarter of fiscal 2009, and such adoption did not have a material impact on the Company’s financial statement disclosures.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The levels of the fair value hierarchy established by ASC 820 are:

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2009 and December 31, 2008 based upon the short-term nature of the assets and liabilities.

At December 31, 2008, the Company had a commercial automated investment account under which, at the end of each business day, the funds in the Company’s operating account were swept into a money market fund.  The funds were returned to the operating account at the beginning of the next business day.  At December 31, 2008, the balance in this fund was $7.5 million and was included on the balance sheet under cash and cash equivalents.  The Company terminated this automated investment account in the second quarter 2009.  At September 30, 2009, the Company has no cash equivalents.

As of September 30, 2009, the Company was contingently liable for six standby letters of credit and three bank guarantees totaling approximately $6.1 million.  The standby letters of credit and bank guarantees were issued as performance bonds on nine contracts.  The Company has deposited the full value of four of the standby letters of credit in certificates of deposit ($2.9 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at September 30, 2009 as restricted cash and long-term restricted cash depending on the expiration date of the certificate of deposit.

On May 5, 2009, one of the Company’s two credit agreements with Bank of America was amended to increase the principal amount of the line from $1.5 million to $2.5 million.  In addition, the agreement was amended to include a $600,000 certificate of deposit issued by Bank of America in the borrowing base calculation to determine the maximum amount of available funds that the Company could borrow from the line.  The cash deposited in this certificate of deposit has been recorded on the Company’s balance sheet at September 30, 2009 as restricted cash.

The following table presents assets and liabilities measured at fair value at September 30, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$3,456	$-	$-	$3,456
Foreign exchange contracts	-	941	-	941

Total assets	$3,456	$941	$-	$4,397

Foreign exchange contracts	$-	$(134)	$-	$(134)

Total liabilities	$-	$(134)	$-	$(134)

7.	Derivative Instruments

The Company adopted ASC 815 (“ASC 815”), Derivatives and Hedging, on January 1, 2009.  ASC 815 enhances the disclosure requirements about an entity’s derivative instruments and hedging activities.

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

As of September 30, 2009, the Company had foreign exchange contracts for sale of approximately 2.0 million Pounds Sterling, 3.1 million Euro, and 870 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  At December 31, 2008, the Company had contracts for the sale of approximately 2 million Pounds Sterling, 4 million Euro and 68 million Japanese Yen at fixed rates. The Company had not designated the foreign exchange contracts as hedges and had recorded the estimated fair value of the contracts in the consolidated balance sheet as follows:

	September 30,	December 31,
(in thousands)	2009	2008

Asset derivatives
Prepaid expenses and other current assets	$541	$14
Other assets	400	537
	941	551
Liability derivatives
Other current liabilities	(52)	(426)
Other liabilities	(82)	(183)
	(134)	(609)

Net fair value	$807	$(58)

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

For the three and nine months ended September 30, 2009 and 2008, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Foreign exchange contracts- change in
fair value	$705	$(190)	$806	$(185)
Remeasurement of related contract
receivables and billings in excess
of revenue earned	(182)	20	(76)	20

Net gain (loss) on derivatives	$523	$(170)	$730	$(165)

8.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $228,000 and $142,000 of pre-tax stock-based compensation expense for the three months ended September 30, 2009 and 2008, respectively, under the fair value method and recognized $769,000 and $426,000 of pre-tax stock-based compensation expense for the nine months ended September 30, 2009 and 2008, respectively.  In the nine months ended September 30, 2009, the Company granted a total of 55,000 stock options to three employees and granted a total of 60,000 stock options to its six non-employee directors.  A total of 58,350 employee stock options and 10,000 warrants were exercised in the nine months ended September 30, 2009.

9.	Long-term Debt

Line of Credit

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America, N.A. (“BOA”).  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit was originally in the principal amount of up to $1.5 million, however, on May 5, 2009, the credit agreement was amended to increase the principal amount to $2.5 million.  This line of credit enables the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   Both credit agreements contain financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio.  At September 30, 2009, the Company was in compliance will all of these financial covenants as shown below:

As of
	Covenant	Sept. 30, 2009

Tangible net worth	Must Exceed $15.0 million	$36.0 million
Debt service coverage ratio	Must Exceed 1.25 : 1.00	2,515 : 1.00
Funded debt to EBITDA ratio	Not to Exceed 2.50 : 1.00	.91 : 1.00

In addition, the credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  At September 30, 2009, the Company’s available borrowing base under the two lines of credit was $5.5 million of which $520,000 had been utilized as collateral for two standby letters of credit.

10.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2008	$ 1,066
Warranty provision	372
Warranty claims	(295)
Currency adjustment	12
Balance at September 30, 2009	$ 1,155

11.	Letters of Credit and Performance Bonds

As of September 30, 2009, the Company was contingently liable for six standby letters of credit and three bank guarantees totaling approximately $6.1 million.  The standby letters of credit and bank guarantees were issued as performance bonds on nine contracts including the $2.1 million performance bond issued to ESA.  Four of the standby letters of credit and two of the bank guarantees have been cash collateralized; two standby letters of credit were collateralized by the Company’s line of credit.  The ESA performance bond expired on September 30, 2009 and the restricted cash that had collateralized the performance bond was released by Bank of America in early October.

12.	Income Taxes

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

As of September 30, 2009, there have been no material changes to the liability for uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company expects to pay U.S. federal alternative minimum income taxes in 2009 and to pay income taxes in Sweden and China.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its U.S. deferred tax assets at September 30, 2009.

13.	Common Stock

On September 4, 2009, the Company raised $15.0 million through the sale of 2.5 million shares of its common stock, $.01 par value per share.  The shares were sold under a shelf registration statement which was declared effective by the Securities and Exchange Commission on August 21, 2009.  On September 23, 2009, the Company raised an additional $2,250,000 when the Company’s underwriter, exercised an over-allotment option in full to purchase an additional 375,000 shares of the Company’s common stock at the public offering price of $6.00 per share.  The aggregate net proceeds received by the Company from the two transactions was approximately $15.9 million.  The Company paid the underwriter a fee in the amount of 6% of the gross proceeds received by the Company from the offering ($1,035,000) and paid $323,000 in other transaction fees.

14.	Subsequent Events

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), setting forth principles and requirements to be applied to the accounting for and disclosure of subsequent events. The statement sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date shall be recognized in the financial statements and the required disclosures about events or transactions that occurred after the balance sheet date. ASC 855 became effective for interim or annual reporting periods ending after June 15, 2009. The Company has evaluated the period subsequent to September 30, 2009 and through November 9, 2009 (the date the financial statements were available to be issued) for events that did not exist at the balance sheet date but arose after that date.

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

General Business Environment

On September 4, 2009, the Company raised $15.0 million through the sale of 2.5 million shares of its common stock, $.01 par value per share.  The shares were sold under a shelf registration statement which was declared effective by the Securities and Exchange Commission on August 21, 2009.  On September 23, 2009, the Company raised an additional $2,250,000 when the Company’s underwriter exercised an over-allotment option in full to purchase an additional 375,000 shares of the Company’s common stock at the public offering price of $6.00 per share.  The aggregate net proceeds received by the Company from the two transactions was approximately $15.9 million.  The Company paid the underwriter a fee in the amount of 6% of the gross proceeds received by the Company from the offering ($1,035,000) and paid $323,000 in other transaction fees.  The Company intends to use the net proceeds for general working capital purposes and to fund acquisitions and other strategic opportunities.

The nuclear power industry has been largely dormant for the last thirty years with few opportunities to provide new full scope simulators.  The Company’s nuclear simulation business has concentrated mainly on providing services to the installed base of nuclear simulators worldwide.  These services are primarily related to upgrading antiquated simulation software and hardware systems, providing new and improved plant and system simulation models, and modifying the simulator to reflect changes in the physical plant.  However, over the last several years, the nuclear power industry has experienced a dramatic change, and most energy experts believe the industry is on the verge of a “renaissance”, driven by the gap between the energy that the world is projected to need versus the current capacity, the rising cost of oil, and growing environmental concerns caused by fossil fuels. Government and industry sources and trade journals report that up to 250 new nuclear plants will be built over the next 20 years.   In the U.S. alone, applications for accelerated construction and operating licenses have been or are expected to be submitted for 34 new nuclear plants.  Each new plant will be required to have a full scope simulator ready for operator training and certification about two years prior to plant operation.  In some cases where identical plants share a common site, one simulator will serve both plants.  Similar nuclear plant construction programs are underway or planned in China, Russia, Ukraine, Japan and Central Europe to meet growing energy demands.  In addition, most U.S. nuclear electric utilities have applied for license extensions and/or power upgrades.  These license extensions will lead to significant upgrades to the physical equipment and control room technology which will result in the need to modify or replace the existing plant control room simulators. The Company, having what it believes is the largest installed base of existing simulators, over 60% on a global basis, is well positioned to capture a large portion of this business, although no assurance can be given that it will be successful in doing so.

In the first quarter 2009, the Company was awarded a contract valued at over $18 million to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia. The contract includes approximately $12 million of hardware that the customer has requested be a part of the contract in addition to approximately $6 million related specifically to the simulator. Margins on the hardware portion of the contract are minimal, while margins on the more traditional simulation portions will be consistent with those in the past. The utility customer in Slovakia is constructing two new Russian designed VVER-440 nuclear reactors at the site that will incorporate Siemens / Areva control systems. Work on this contract commenced in the first quarter 2009 and is scheduled for completion in approximately 30 months. GSE, in partnership with Siemens, built the first full scope simulator at the same site in 1997.  Including this contract, the Company logged approximately $43.0 million in nuclear simulation orders in the nine months ended September 30, 2009.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three months ended September 30,				Nine months ended September 30,
	2009	%	2008	%	2009	%	2008	%
Contract revenue	$10,217	100.0%	$7,001	100.0%	$28,995	100.0%	$20,639	100.0%
Cost of revenue	7,662	75.0%	5,023	71.8%	21,398	73.8%	14,889	72.1%

Gross profit	2,555	25.0%	1,978	28.2%	7,597	26.2%	5,750	27.9%
Operating expenses:
Selling, general and administrative	2,000	19.6%	1,694	24.2%	5,611	19.3%	5,585	27.1%
Depreciation	127	1.2%	114	1.6%	369	1.3%	317	1.5%
Total operating expenses	2,127	20.8%	1,808	25.8%	5,980	20.6%	5,902	28.6%

Operating income (loss)	428	4.2%	170	2.4%	1,617	5.6%	(152)	(0.7)%

Interest income, net	16	0.1%	42	0.6%	50	0.2%	76	0.3%
Gain (loss) on derivative instruments	523	5.1%	(170)	(2.4)%	730	2.5%	(165)	(0.8)%
Other expense, net	(97)	(0.9)%	(43)	(0.6)%	(318)	(1.1)%	(172)	(0.8)%

Income (loss) before income taxes	870	8.5%	(1)	(0.0)%	2,079	7.2%	(413)	(2.0)%

Provision for income taxes	412	4.0%	57	0.8%	717	2.5%	208	1.0%

Net income (loss)	$458	4.5%	$(58)	(0.8)%	$1,362	4.7%	$(621)	(3.0)%

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

Results of Operations - Three and Nine Months ended September 30, 2009 versus Three and Nine Months ended September 30, 2008

Contract Revenue.  Total contract revenue for the quarter ended September 30, 2009 totaled $10.2 million, which was 45.9% higher than the $7.0 million total revenue for the quarter ended September 30, 2008.  For the nine months ended September 30, 2009, contract revenue totaled $29.0 million, a 40.5% increase from the $20.6 million for the nine months ended September 30, 2008.  The Company recorded total orders of $47.3 million in the nine months ended September 30, 2009 versus $31.2 million in the nine months ended September 30, 2008.  Included in the 2009 orders was an $18.4 million contract to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia.  The contract includes approximately $12 million for hardware, the largest portion being a digital control system from Siemens, that the customer has requested be a part of the contract in addition to approximately $6 million related specifically to the simulator.  Due to the significant hardware portion of the project, the overall margin on the project is lower than the Company’s normal gross margin.  In the three and nine months ended September 30, 2009, the Company recognized $1.9 million and $3.7 million, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for 18.9% and 12.8%, respectively, of the Company’s consolidated revenue.  At September 30, 2009, the Company’s backlog was $58.6 million, of which $14.7 million related to this contract.

Gross Profit. Gross profit totaled $2.6 million for the quarter ended September 30, 2009 versus $2.0 million for the same quarter in 2008.  As a percentage of revenue, gross profit decreased from 28.2% for the three months ended September 30, 2008 to 25.0% for the three months ended September 30, 2009.  For the nine months ended September 30, 2009, gross profit increased $1.8 million from the same period in 2008 to $7.6 million, however, as a percentage of revenue, gross profit decreased from 27.9% to 26.2%.  The decrease in gross profit percentage mainly reflects the impact of the lower margin on the $18.4 million full scope simulator and digital control system order received in the first quarter 2009 from a Slovak utility.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $2.0 million in the quarter ended September 30, 2009, an 18.1% increase from the $1.7 million for the same period in 2008.  For both the nine months ended September 30, 2009 and 2008, SG&A expenses totaled $5.6 million. The spending variances reflect the following:

♦
Business development and marketing costs increased from $675,000 in the third quarter 2008 to $801,000 in the third quarter of 2009 but remained constant at $2.3 million for both the  nine months ended September 30, 2009 and 2008.  The increase in the third quarter 2009 spending mainly reflects an increase in bidding and proposal costs, which are the costs of operations personnel in assisting with the preparation of contract proposals.

♦
The Company’s general and administrative expenses increased from $920,000 in the third quarter 2008 to $1.0 million in the third quarter 2009, but totaled $3.1 million in both the nine months ending September 30, 2009 and 2008. The increase in the third quarter 2009 spending mainly reflects an increase in salary expense due to the addition of in-house legal counsel in early 2009 and a full time recruiter in late 2008.  This increase in salary expense was largely offset in the nine months ended September 30, 2009 by foreign currency gains on intercompany receivable balances.

♦
Gross spending on software product development (“development”) totaled $484,000 in the quarter ended September 30, 2009 as compared to $236,000 in the same period of 2008. For the three months ended September 30, 2009, the Company expensed $151,000 and capitalized $333,000 of its development spending while in the three months ended September 30, 2008, the Company expensed $99,000 and capitalized $137,000 of its development spending.  For the nine months ended September 30, 2009, gross development spending totaled $724,000 versus $773,000 in the same period of 2008.  The Company expensed $248,000 and capitalized $476,000 of its development spending in the nine months ended September 30, 2009 and expensed $243,000 and capitalized $530,000 of its development spending in the same period of 2008.  The Company’s capitalized development expenditures in 2009 were mainly related to the customization of RELAP5-RT software (which simulates transient fluid dynamics, neutronics and heat transfer in nuclear power plants) to run on the Company’s real-time executive software; the replacement of the current Graphic User Interface of SimSuite Pro with JADE Designer; the development of generic simulation models for three oil and gas refining processes- continuous catalytic reformer, hydrotreater, and amine treatment; and a generic combined cycle gas turbine simulator.   The Company anticipates that its total gross development spending in 2009 will approximate $1.2 million.

Depreciation.  Depreciation expense totaled $127,000 and $114,000 during the quarters ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, depreciation expense totaled $369,000 and $317,000, respectively.  The higher 2009 depreciation expense is a result of the Company’s 2008 capital purchases related to the Company’s move to its Sykesville, Maryland headquarters in 2008 and the purchase of new computers for new hires.

Operating Income.  The Company had operating income of $428,000 (4.2% of revenue) in the third quarter 2009, as compared with operating income of $170,000 (2.4% of revenue) for the same period in 2008.  For the nine months ended September 30, 2009 and 2008, the Company had operating income of $1.6 million (5.6% of revenue) and an operating loss of $152,000 (0.7% of revenue), respectively.  The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $16,000 in the quarter ended September 30, 2009 versus net interest income of $42,000 in the quarter ended September 30, 2008.  For the nine months ended September 30, 2009 and 2008, net interest income totaled $50,000 and $76,000, respectively.

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

The deferred financing costs incurred in conjunction with the Laurus Master Fund line of credit were amortized over the two-year period of the line of credit, with the final amortization expense recorded in February 2008.  Amortization expense totaled $89,000 in the nine months ended September 30, 2008.  The deferred financing costs incurred in conjunction with the BOA lines of credit are being amortized over the two-year period of the lines of credit.  Amortization began in April 2008 and totaled $10,000 and $37,000 for the three and nine months ended September 30, 2009, respectively, and $18,000 and $35,000 in the three and nine months ended September 30, 2008, respectively.

At September 30, 2009 and 2008, the Company had approximately $2.9 million and $3.0 million, respectively, of cash in Certificates of Deposit with BOA that were being used as collateral for various performance bonds.  The Company recorded interest income of $22,000 and $50,000 from the Certificates of Deposit in the three and nine months ended September 30, 2009, respectively, versus $33,000 and $97,000 of interest income in the three and nine months ended September 30, 2008, respectively.  The reduction in interest income reflects lower interest rates on the Certificates of Deposit in 2009.

In May 2007, the Company deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  The Company recorded interest income of $2,000 and $22,000 in the three and nine months ended September 30, 2009 respectively. For the three and nine months ended September 30, 2008, the Company recorded interest income of $10,000 and $39,000, respectively.  The reduction in interest income reflects lower interest rates in 2009.

Interest income earned on short-term investments of the Company’s operating cash totaled $0 for the three months ended September 30, 2009 versus $12,000 for the three months ended September 30, 2008 and totaled $4,000 for the nine months ended September 30, 2009 versus $52,000 for the nine months ended September 30, 2008.  The lower interest income in 2009 reflects the termination of the Company's commercial automated investment account with BOA in 2Q 2009.

Other interest income totaled $2,000 and $11,000 for the three and nine months ended September 30, 2009 versus $5,000 and $12,000 for the three and nine months ended September 30, 2008.

Gain (Loss) on Derivative Instruments.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of September 30, 2009, the Company had foreign exchange contracts for sale of approximately 2.0 million Pounds Sterling, 3.1 million Euro and 870 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $705,000 for the three months ended September 30, 2009 and a gain of $806,000 for the nine months ended September 30, 2009.

The foreign currency denominated trade receivables and unbilled receivables that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and nine months ended September 30, 2009, the Company recognized a $182,000 and $76,000 loss, respectively, from the remeasurement of such contract receivables and billings in excess of revenue earned.

At September 30, 2008, the Company had contracts for the sale of approximately 2.4 million Euro, 2.5 million Pounds Sterling and 135 million Japanese Yen at fixed rates.  The contracts expire on various dates through September 2013.  The Company had not designated the contracts as hedges and recognized a loss of $190,000 and $185,000 in the change in the estimated fair value of the contracts during the three and nine months ended September 30, 2008, respectively.   For the three and nine months ended September 30, 2008, the Company recognized a $20,000 gain from the remeasurement of the related contract receivables and billings in excess of revenue earned.

Other Expense, Net.  For the three and nine months ended September 30, 2009, other expense, net was $97,000 and $318,000, respectively.   For the three and nine months ended September 30, 2008, other expense, net was $43,000 and $172,000, respectively.  The major components of other expense, net included the following items:

♦
The Company accounts for its investment in the Emirates Simulation Academy using the equity method.  In accordance with the equity method, the Company eliminated 10% of the profit from this contract as the training simulators are assets that have been recorded on the books of ESA, and the Company was thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination totaled $0 and $38,000 for the three and nine months ended September 30, 2008.  ESA began to amortize the training simulators effective January 1, 2009 over a four year life; accordingly, GSE began to amortize the deferred profit in January 2009 and recognized income of $45,000 and $136,000 for the three and nine months ended September 30, 2009, respectively.

♦
For the three and nine months ended September 30, 2009, the Company recognized $153,000 and $466,000 of equity losses, respectively, on its investment in ESA.  For the three and nine months ended September 30, 2008, the Company’s recognized a $50,000 and $138,000 equity loss, respectively.

♦	Other income totaled $11,000 and $12,000 for the three and nine months ended September 30, 2009 and $7,000 and $4,000 for the three and nine months ended September 30, 2008.

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

As of September 30, 2009, there have been no material changes to the liability for uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company expects to pay U.S. federal alternative minimum income taxes in 2009 and to pay income taxes in Sweden and China.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its U.S. deferred tax assets at September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, the Company’s cash and cash equivalents totaled $21.7 million compared to $8.3 million at December 31, 2008.

Cash provided by (used in) operating activities.  For the nine months ended September 30, 2009, net cash used in operations totaled $657,000.  Significant changes in the Company’s assets and liabilities in the nine months ended September 30, 2009 included:
♦
A $5.0 million increase in the Company’s contract receivables.  The Company’s unbilled receivables increased by $5.2 million to $8.8 million at September 30, 2009. The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.  In October 2009, the Company invoiced $2.2 million of the unbilled amounts; the balance of the unbilled amounts is expected to be invoiced and collected within one year.  At September 30, 2009, trade receivables outstanding for more than 90 days totaled $1.9 million versus $2.3 million at December 31, 2008.  Included in the over 90 day balance at both September 30, 2009 and December 31, 2008 was $1.6 million due from ESA.  The Company continues to have active discussions with ESA regarding the collection of the receivable.   Although this trade receivable is significantly overdue, the Company believes the entire overdue balance will be received and has not increased its bad debt reserve.  However, if the Company should determine that some or all of the receivable will not be paid, GSE may incur a loss of up to $1.6 million.

♦
A $2.1 million increase in accounts payable, accrued compensation and accrued expenses.   The Company’s accounts payable and accrued liabilities have increased due to material purchases and the utilization of subcontractors on several of the Company’s current projects.

♦	A $1.1 million reduction in billings in excess of revenue earned. The reduction is due to the timing of contracted billing milestones of the Company’s current projects.

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

Cash used in investing activities.  Net cash used in investing activities totaled $1.4 million for the nine months ended September 30, 2009.  Capital expenditures totaled $256,000 and capitalized software development costs totaled $476,000.  The Company deposited $566,000 in a restricted bank account as collateral for foreign currency contracts and increased the cash used as collateral for stand-by letters of credit and bank guarantees by $60,000.

For the nine months ended September 30, 2008, net cash used in investing activities totaled $1.9 million.  The Company increased its investment in ESA by $422,000, capital expenditures totaled $600,000, and capitalized software development costs totaled $530,000.  Cash used as collateral for stand-by letters of credit increased by $358,000, net.

Cash provided by financing activities.  For the nine months ended September 30, 2009, net cash provided by financing activities totaled $15.4 million.  On September 4, 2009, the Company raised $15.0 million through the sale of 2.5 million shares of its common stock, $.01 par value per share.  The shares were sold under a shelf registration statement which was declared effective by the Securities and Exchange Commission on August 21, 2009.  On September 23, 2009, the Company raised an additional $2,250,000 when the Company’s underwriter exercised an over-allotment option in full to purchase an additional 375,000 shares of the Company’s common stock at the public offering price of $6.00 per share.  The aggregate net proceeds received by the Company from the two transactions was approximately $15.9 million.  The Company received $121,000 from the issuance of common stock for employee stock options and warrants exercised in the nine months ended September 30, 2009.  In accordance with the amendment to the Company’s $2.5 million BOA line of credit effective May 5, 2009, the Company placed $600,000 in a restricted certificate of deposit.  This certificate of deposit is included in the borrowing base calculation to determine the amount of funds that the Company can utilize under its $2.5 million line of credit.  In the nine months ended September 30, 2009, the Company spent $20,000 on deferred financing costs in conjunction with the Bank of America lines of credit.

Cash provided by financing activities for the nine months ended September 30, 2008 totaled $483,000.  The Company received $571,000 from the issuance of common stock from the exercise of warrants and employee stock options and spent $88,000 on deferred financing costs in conjunction with the new Bank of America lines of credit.

Credit Facilities

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America, N.A. (“BOA”).  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit was originally in the principal amount of up to $1.5 million, however, on May 5, 2009, the credit agreement was amended to increase the principal amount to $2.5 million.  This line of credit enables the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   Both credit agreements contain financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio.  At September 30, 2009, the Company was in compliance will all of these financial covenants as shown below:

As of
	Covenant	Sept. 30, 2009

Tangible net worth	Must Exceed $15.0 million	$36.0 million
Debt service coverage ratio	Must Exceed 1.25 : 1.00	2,515 : 1.00
Funded debt to EBITDA ratio	Not to Exceed 2.50 : 1.00	.91 : 1.00

In addition, the credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  At September 30, 2009, the Company’s available borrowing base under the two lines of credit was $5.5 million of which $520,000 had been utilized as collateral for two standby letters of credit.

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

As of September 30, 2009, the Company had foreign exchange contracts for sale of approximately 2.0 million Pounds Sterling, 3.1 million Euro and 870 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $705,000 for the three months ended September 30, 2009 and a gain of $806,000 for the nine months ended September 30, 2009.  A 10% fluctuation in the foreign currency exchange rates up or down as of September 30, 2009 would have increased/decreased the change in estimated fair value of the contracts by $81,000.

At September 30, 2008, the Company had contracts for the sale of approximately 2.4 million Euro, 2.5 million Pounds Sterling and 135 million Japanese Yen at fixed rates.  The contracts expire on various dates through September 2013.  The Company had not designated the contracts as hedges and recognized a loss of $190,000 and $185,000 in the change in the estimated fair value of the contracts during the three and nine months ended September 30, 2008, respectively.  For the three and nine months ended September 30, 2008, the Company recognized a $20,000 gain from the remeasurement of the related contract receivables and billings in excess of revenue earned.

The Company is also subject to market risk related to the interest rate on its existing lines of credit.  However, during the first nine months of 2009, the Company had no outstanding borrowings from its lines of credit.

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of September 30, 2009 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of September 30, 2009 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to satisfy the objectives for which they were intended and that the information required to be disclosed is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) compiled and communicated to our management to allow timely decisions regarding required disclosure.

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

Date:  November 9, 2009

GSE SYSTEMS, INC.

/S/ JOHN V. MORAN
John V. Moran
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)