Form 10-K
period 2009-12-31
GSE SYSTEMS INC
filed 2010-03-11
CIK 944480

Conformed
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to ____
Commission File Number 001-14785
GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (410) 970-7800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NYSE Amex Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  [  ]  No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant was $103,059,776 on June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of such stock on that date of $6.75.

The number of shares outstanding of the registrant’s Common Stock as of March 10, 2010 was 18,933,700 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III.

*	to be incorporated by reference from the Proxy Statement for the registrant’s 2010 Annual Meeting of Shareholders.

GSE SYSTEMS, INC.
FORM 10-K
For the Year Ended December 31, 2009

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

Recent Developments.

On September 4, 2009, the Company raised $15.0 million through the sale of 2.5 million shares of its common stock, $.01 par value per share.  The shares were sold under a shelf registration statement which was declared effective by the Securities and Exchange Commission on August 21, 2009.  On September 23, 2009, the Company raised an additional $2,250,000 when the Company’s underwriter exercised an over-allotment option in full to purchase an additional 375,000 shares of the Company’s common stock at the public offering price of $6.00 per share.  The aggregate net proceeds received by the Company from the two transactions was approximately $15.9 million.  The Company paid the underwriter a fee in the amount of 6% of the gross proceeds received by the Company from the offering ($1,035,000) and paid $339,000 in other transaction fees.  The Company intends to use the net proceeds for general working capital purposes and to fund acquisitions and other strategic opportunities.

GSE is a 10% owner of the Emirates Simulation Academy LLC in the United Arab Emirates.   Although ESA was formed in late 2005, it had its grand opening on January 14, 2009 and signed its first customer training contract on the same day.  Despite ESA’s promotional efforts, 2009 revenue totaled only AED 209,000 ($57,000), and they incurred a net loss of AED 22.6 million ($6.1 million).  Per ESA’s latest financial projections, ESA would not become profitable until 2016 and would not become cash positive until 2017.

At December 31, 2009, ESA had borrowed a total of AED 36.4 million ($9.9 million) from its credit facility with Union National Bank, including accrued interest payable.  ESA was delinquent in paying both principal and interest (a total of AED 5.3 million or $1.5 million) and in January 2010, UNB drew upon the guarantees of the three partners to pay off the delinquency, withdrawing $145,000 from GSE’s restricted cash account.  In February 2010, GSE was notified that ESA had missed another loan payment and that 10% of the amount due ($24,000) would be withdrawn from the Company’s restricted cash account.

At a meeting of ESA’s three shareholders held at ESA on February 17, 2010, the shareholders reached agreement to siginificantly reduce costs and begin to explore options up to and including the selling of ESA.

Accordingly, based upon these events, the Company has determined that its remaining investment in ESA has been impaired and has established reserves for the trade receivable due from ESA at December 31, 2009  and the cash that GSE has on deposit with UNB as a partial guarantee for ESA’s credit facility.  Partially offsetting these charges is the reversal of the remaining deferred profit related to the Company’s sale of five simulators to ESA in prior years and the remaining agent fee that was due upon payment of the final outstanding receivable.  The charges recorded and the presentation in the statement of operations for the year ended December 31, 2009 are as follows:

Year ended
(in thousands)	December 31, 2009

Trade receivable	$1,604
Accrued agent fee	(96)
Operating expense	1,508

Restricted cash- bank guarantee and
accrued interest income	1,291
Investment in ESA	117
Deferred profit	(543)
Other expense, net	865

Total	$2,373

The nuclear power industry has been largely dormant for the last thirty years with few opportunities to provide new full scope simulators.  The Company’s nuclear simulation business has concentrated mainly on providing services to the installed base of nuclear simulators worldwide.  These services are primarily related to upgrading antiquated simulation software and hardware systems, providing new and improved plant and system simulation models, and modifying the simulator to reflect changes in the physical plant.  However, over the last several years, the nuclear power industry has experienced a dramatic change, and most energy experts believe the industry is on the verge of a “renaissance”, driven by the gap between the energy that the world is projected to need versus the current capacity, the instability in the cost of oil, and growing environmental concerns over the usage of fossil fuels. According to the U.S. Energy Information Administration, U.S. energy consumption alone will increase somewhere between 1-2% per year, even if the American economy grows at a fairly modest rate. Government and industry sources and trade journals report that up to 252 new nuclear plants could be built worldwide over the next 20 years.   In the U.S. alone, there are proposals for over twenty new reactors and the first 17 combined construction and operating licenses for these have been applied for.  Each new plant will be required to have a full scope simulator ready for operator training and certification about two years prior to plant operation.  In February 2010, President Obama announced that the federal government will provide $8.33 billion in loan guarantees for a pair of nuclear reactors to be built in Georgia at the Alvin W. Vogtle Electric Generating Plant by Georgia Power, a subsidiary of Southern Company. Georgia Power received an early site permit from the U.S. Nuclear Regulatory Commission for the two additional units in 2009 and preliminary site work has begun.  Westinghouse Electric Company LLC (“Westinghouse”) and its consortium team member The Shaw Group are under contract to provide two Westinghouse AP1000™ nuclear power plants at the Vogtle site.

In 2005, the Company completed an agreement with Westinghouse to become their preferred vendor for the development of simulators for their AP1000 reactor design.  As a result of this agreement, GSE is working closely with Westinghouse to cooperate in the development of simulators for the AP1000 design and assist Westinghouse in the verification and validation of the AP1000 Human Machine Interface.  The Company’s simulation models have been used to help Westinghouse successfully complete several phases of Human Machine Interface testing with U.S. regulators.  In addition to the contract with Georgia Power, Westinghouse and its consortium partners have received definitive multi-million dollar contracts to provide four AP1000 nuclear power plants in China.  The four plants are being constructed in pairs on China’s eastern coast at Sanmen in Zhejiang province and Haiyang in Shandong province.  In September 2007, Westinghouse authorized GSE to proceed on the Sanmen full scope AP1000 simulator project in China. The Sanmen plant is expected to begin commercial operations in late 2013.  In April 2008, Westinghouse authorized GSE to proceed on a second full scope AP1000 simulator at the Haiyang site in China.

In July 2009, the Company announced the award of a multi-million dollar contract from Westinghouse to build an AP1000 nuclear power plant simulator based upon Westinghouse’s design for domestic customers.  This award covers an initial phase of work that will focus on building high fidelity simulation models for the AP1000 nuclear systems. These models will help Westinghouse demonstrate the plant design and control room human factors.  The models that will be built in this current phase will be largely common to all future U.S.-based AP1000 plants and hence highly reusable from plant to plant.  GSE anticipates future awards that will address the remaining plant systems.  These future systems are expected to be different from plant to plant, and, therefore, the Company expects these contracts to be issued on a plant specific basis in the future.  In addition to the Vogtle Plant, the Westinghouse consortium  has been selected to provide no less than 12 additional AP1000s in the U.S. including four for which Engineering, Procurement and Construction contracts have been signed with the Westinghouse consortium. Providing a plant simulator at each site is included within the scope of work between the Westinghouse consortium and these U.S. customers.

In the first quarter 2009, the Company was awarded a contract valued at over $18 million to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia. The contract includes approximately $12 million of hardware that the customer has requested be a part of the contract in addition to approximately $6 million related specifically to the simulator. Margins on the hardware portion of the contract are minimal, while margins on the more traditional simulation portions are consistent with those in the past. The utility customer in Slovakia is constructing two new Russian designed VVER-440 nuclear reactors at the site that will incorporate Siemens / Areva control systems. Work on this contract commenced in the first quarter 2009 and is scheduled for completion by the end of 2011. GSE, in partnership with Siemens, built the first full scope simulator at the same site in 1997.

In the fourth quarter 2009, the Company completed a full scope simulator for the American Electric Power Donald C. Cook Nuclear Generating Station in Michigan.  This project was unique as it was the first simulator of its kind to fully integrate both control rooms of a dual site plant and therefore set a new standard for nuclear facilities with more than one unit occupying the same site.

A new generation of small reactors also promises to make nuclear power more affordable. For example, NuScale Power, Inc. (“NuScale”), is commercializing, a modular, scalable 45 Megawatt Electric Light Water Reactor nuclear power plant.  Each NuScale module has its own combined containment vessel and reactor system, and its own designated turbine-generator set.  NuScale power plants are scalable, allowing for a single facility to have just one or up to 24 units.   In November 2008, the Company was awarded a contract from NuScale to develop simulation models for its nuclear power plant which will be used in NuScale’s design certification process, including design analysis, and control system strategy and plant procedure development.  Eventually the simulation models will form the basis for a full scope operator training system to license the operators of these plants.

In 2009, the Company introduced its VPanel™ interactive visual training simulator.  The advantage of the VPanel simulator is its scalability and ease of configuration for both team and individual training, plant specific or cross training.  The VPanel allows customers to utilize their existing simulator load while bringing many full scope simulator capabilities directly into the classroom for a fraction of the cost.  The Company’s “Operator Jump Start” training program, which utilizes the VPanel simulator, helps customers screen and train new operator candidates.  This training program is designed to provide essential knowledge and skills to potential nuclear plant operators and to determine if candidates have the ability to successfully complete the customer’s own control operator training programs.  The program includes instruction on fundamental sciences (including GFES), plant systems and operations.

Most U.S. nuclear electric utilities have applied for license extensions and/or power upgrades.  These license extensions will lead to significant upgrades to the physical equipment and control room technology which will result in the need to modify or replace the existing plant control room simulators. The Company, having what it believes is the largest installed base of existing simulators, over 60% on a global basis, is well positioned to capture a large portion of this business, although no assurance can be given that it will be successful in doing so.  The Company logged approximately $47.5 million, $26.5 million and $21.5 million in nuclear simulation orders in the years ended December 31, 2009, 2008 and 2007, respectively.

The Company also provides simulators to the fossil fueled power product industry.  The Company logged approximately $5.6 million, $13.6 million, and $11.2 million of fossil fueled simulation orders for the years ended December 31, 2009, 2008 and 2007, respectively.   The global recession and financial credit crisis along with confusing and sometimes conflicting federal, state, and local regulatory procedures have impacted this portion of our business.  However, the transition from obsolete analog control systems to modern digital control systems and the new requirements for complex emission control systems continues to provide opportunities for the Company in this business.   GSE’s high-fidelity simulation models can be used to validate these control schemes and logic for new designs before the control systems are deployed to the field.  GSE builds the plant models based upon design specifications supplied by its customers, and the models then drive the actual digital control systems in the factory.  This testing can uncover numerous control system discrepancies.  By correcting these problems at the factory versus in the field, GSE’s customers can save millions in reduced down time and reduced commissioning time.

GSE’s process industries simulation business customers include primarily oil and gas production facilities, oil refining plants, chemical plants and petro-chemical facilities.  As in the power industry, there is increasing focus on regular, periodic and systematic training of plant operator personnel which may reduce the risk of operator errors and potentially catastrophic environment disasters and/or loss of life.   The Company logged approximately $1.2 million, $1.2 million, and $3.4 million of process industry simulation orders for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company continues to develop its concept of integrating simulation with broader training programs and educational initiatives giving customers a turnkey alternative to traditional on-site operator and maintenance training.  In the fourth quarter 2008, the Company was awarded a nuclear power plant operator training program contract with Georgia Power, a subsidiary of Southern Company, one of the largest U.S. nuclear utilities.  The scope of the award included the development of course materials for a licensed operator preparation course which includes modules on nuclear plant fundamentals, introduction to nuclear plant systems, human performance principles and team building, and an introduction to integrated nuclear plant operations.  The first 20-week class for new nuclear plant instructor and operator candidates was completed in December 2009. Two classes are scheduled for 2010.

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

In October 2002, GSE purchased the stock of ManTech Automation Systems (Beijing) Company Ltd, from ManTech International Corp.  The Chinese company, which has sixteen employees, was renamed GSE Systems Engineering (Beijing) Company Ltd. This acquisition gave the Company a base in China to pursue and implement simulation projects in that emerging market.

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

In the nuclear power industry, use of a simulator that accurately reflects the current actual plant design is mandated by the U.S. Nuclear Regulatory Commission (“NRC”).  This mandate resulted from the investigation of the accident at the Three Mile Island nuclear plant in 1979, which was attributed, at least in part, to operator error.  The NRC requires nuclear plant operators to earn their licenses through simulator testing.  Each nuclear plant simulator must pass a certification program to ensure that the initial plant design and all subsequent changes made to the actual plant control room or plant operations are accurately reflected in the simulator.  Plant operating licenses are tied to simulator certification.

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

The deregulation of the power industry has forced utilities to view their assets differently.  Power plants are profit centers, and gaining the maximum efficiency from the plant to become, or remain, competitive is a paramount issue.  The mindset of the operator has shifted, as plant operators now must perform within narrower and narrower performance margins while still maintaining safe operations.  GSE believes its fossil fuel plant customers are recognizing the benefits of high fidelity simulation models that provide highly accurate representations of plant operations to help plant operators and management determine optimal performance conditions.

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

Industry Future

The Company sees a renaissance in nuclear power generation both domestically and internationally that will provide significant opportunities for expansion of the Company’s business.  In 2002, the U.S Department of Energy initiated the Nuclear Power 2010 (“NP 2010”) program, a government-industry, 50-50 cost-shared initiative that had two main goals:  removing the technical, regulatory and institutional barriers to building new nuclear power plants in the U.S. and securing industry decisions to construct and operate those plants.  Per the DOE’s office of Nuclear Energy, NP 2010 program has worked to 1) demonstrate untested regulatory processes, 2) identify sites for new nuclear power plants, 3) develop and bring to market advanced, standardized nuclear plant technologies, and 4) evaluate the business case for building new nuclear power plants.  In February 2010, President Obama announced that the Department of Energy will provide $8.33 billion in loan guarantees for a pair of nuclear reactors to be built in Georgia at the Alvin W. Vogtle Electric Generating Plant by Georgia Power, a subsidiary of Southern Company. Georgia Power received an early site permit from the U.S. NRC  for the two additional units in 2009 and preliminary site work has begun.  Westinghouse Electric Company LLC (“Westinghouse”) and its consortium team member The Shaw Group are under contract to provide two Westinghouse AP1000™ nuclear power plants at the Vogtle site.  The new units are expected to begin commercial operation in 2016 and 2017.  In addition to the Vogtle plant, the Westinghouse consortium has signed Engineering, Procurement and Construction contracts with Progress Energy Florida, a subsidiary of Progress Energy, to provide two AP1000 nuclear power units at Progress’s Levy County, Florida site and with South Carolina Electric & Gas Company, principal subsidiary of SCANA Corporation, and Santee Cooper to provide two AP1000 nuclear power units at the V.C. Summer Nuclear Station in Jenkinsville, S.C.

Internationally, there are currently over 50 nuclear reactors under construction in 13 countries.  Per the World Nuclear Association (“WNA”), China has 11 nuclear power reactors in commercial operation, 20 under construction and another 27 units are planned, with construction due to start within three years. China’s aim is to have a sixfold increase in nuclear capacity or more by 2020.    In Russia, six large reactors are under active construction, seven further reactors are then planned to replace some existing plants, and by 2016 ten new reactors should be operating.  Further reactors are planned to add new capacity by 2020.  New plants are on the drawing board or under construction in Argentina, Canada, Bulgaria, Finland, France, Japan, India, Pakistan, Romania, Slovakia and South Korea.

Beyond new construction, numerous U.S. utilities are extending the useful life of their current assets.  These license extension processes in the nuclear industry will result in significant changes in plant equipment and control room technology. Based upon U.S. NRC regulations, each training simulator is required to reflect all changes that are made in the actual plant, thus when changes in plant equipment and control room technology are made, the nuclear power plants must either upgrade existing simulators or purchase brand new simulators.

The second phenomena affecting the industry is the aging of the nuclear and fossil plant operator workforce which will result in the need for simulation to train the next generation of plant operators.  Per the U.S. Bureau of Labor Statistics’ Current Population Survey, 2008, 53% of the utilities industry workforce was age 45 or older in 2008; 15.9% was over age 55.  Thus, the industry is faced with an aging workforce at the same time new capacity is needed, thereby placing significant pressure on the industry to find and train the next generation of operations and maintenance personnel.  In their employment outlook for the utilities industry, the Bureau of Labor Statistics states “Because on-the-job training is very intensive in many utilities industry occupations, preparing a new workforce will be one of the industry’s highest priorities during the next decade”.

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

Products of the Power Simulation business include:

♦
Java Applications & Development Environment (JADE™), a Java-based application that provides a window into the simulation instructor station and takes advantage of the web capabilities of Java, allowing customers to access the simulator and run simulation scenarios from anywhere they have access to the web.  JADE includes the following software modeling tools:

♦	JFlow™, a modeling tool that generates dynamic models for flow and pressure networks.
♦	JControl™, a modeling tool that generates control logic models from logic diagrams.
♦	JLogic™, a modeling tool that generates control logic models from schematic diagrams.
♦	JElectric™, a modeling tool that generates electric system models from schematic and one-line diagrams.
♦	JTopmeret™, a modeling tool that generates two phase network dynamic models.
♦	JDesigner™, a JADE based intuitive graphic editor for all JADE tools.
♦	JStation™, a JADE based web-enabled Instructor Station.

♦	Xtreme Tools™, a suite of software modeling tools developed under the Microsoft Windows environment. It includes:
♦	Xtreme Flow™, a modeling tool that generates dynamic models for flow and pressure networks.
♦	Xtreme Control™, a modeling tool that generates control logic models from logic diagrams.
♦	Xtreme Logic™, a modeling tool that generates control logic models from schematic diagrams.
♦	Xtreme Electric™, a modeling tool that generates electric system models from schematic and one-line diagrams.

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

♦
VPanel™, an interactive visual training solution.  For customers that already have a full scope ANS 3.5 Certified simulator, the VPanel provides a second hardware platform that will run the ASN 3.5 Simulator software model at a fraction of the cost of building a second full scope simulator.  The VPanel Simulator provides the same fidelity of operation as their existing simulator but the VPanel offers portability and versatility at a very affordable price.  All of the features and functions of the full scope ANS 3.5 Simulator are duplicated in the VPanel simulator but the VPanel can be used in a classroom setting or as a second simulator to alleviate many of the time pressures our customers are experiencing with their current simulators.  For nations considering entry into the nuclear power industry the VPanel is the ideal tool to help build a base of experienced nuclear workers either at a university or industrial training facility.  Since the VPanel uses a software load from an ANS 3.5 Certified simulator it will accurately reflect the operations and response of an operating nuclear power plant.  The VPanel provides nations entering the nuclear power industry with realistic hands on experience of the operation of a nuclear facility long before they begin construction on their facilities.

The Simulation business also provides consulting and engineering services to help users plan, design, implement, and manage/support simulation and control systems. Services include application engineering, project management, training, site services, maintenance contracts and repair.

Strategy

The goal of the Power Simulation business is to expand its business on three fronts:
♦	Continue serving its traditional customer base.
♦	Combine its simulation capability with training content to provide totally integrated training solutions.
♦	Expand the use of high fidelity simulation beyond training to help validate plant design.

Traditional Simulation Market.  Nuclear power currently accounts for about 20% of the total electrical output in the United States and this percentage will likely remain the same even as total capacity increases.  Any new nuclear power plants will likely be of the advanced reactor designs created by Westinghouse, General Electric and Areva.  These new designs require new simulators and training programs, as they are different from the nuclear power plant designs currently in operation. In addition to new power plants, existing nuclear power plants will likely be required to remain on-line for a longer period than originally expected.  In order to stay in operation, many plants will require life extension modifications.  Since all existing U.S. nuclear power plants went on-line before 1979, their designs and technology can also benefit from the substantial advances in plant design and technology developed over the past 30 years.  For example, several of the Company’s U.S. utility customers have been replacing their existing hard panel control rooms with modern distributed control systems (DCS) as are common in fossil fuel plants and which have been implemented in Europe for several years.  Significant changes to control room instrumentation and overall control strategy from hard panel to DCS generally require modification or replacement of the plant simulator. With the largest installed base of nuclear plant simulators in the world, the Company believes it is uniquely positioned to serve this market segment with new simulation products and services.  GSE has received several projects in the last few years for implementing digital turbine control systems in U.S. plants.

As plants extend their useful life, many plan to “up-rate” the existing capacity to increase electrical yield.  By changing the capacity of certain equipment in a plant, the utility can gain upwards of a 10%-15% increase in output.  Again, any such changes must be reflected in the control room simulator, and operators must be trained on the new equipment before implementation.

In addition to the United States markets, several emerging regions of the world are expanding their electrical capacity with both nuclear and fossil fuel power plants. This is particularly the case in China and India.

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

In recent years, a significant amount of the Company’s international business has come from contracts in Eastern Europe, including the republics of the former Soviet Union, and the Pacific Rim.  In order to acquire and perform these contracts, the Company entered into strategic alliances with various entities including: All Russian Research Institute for Nuclear Power Plant Operation (Russia); Kurchatov Institute (Russia); Risk Engineering Ltd. (Bulgaria); Samsung Electronics (Korea); Toyo Engineering Corporation (Japan); and Westinghouse Electric Company LLC (U.S.).

Competition

The Power Simulation business encounters intense competition.  In the nuclear simulation market, GSE competes directly with larger firms primarily from Canada and Germany, such as MAPPS Inc., a subsidiary of L-3 Communications, CORYS T.E.S.S and Western Services Corp.  The fossil simulation market is represented by smaller companies in the U.S. and overseas.  Several of the Company’s competitors have greater capital and other resources than it has, including, among other advantages, more personnel and greater marketing, financial, technical and research and development capabilities.  Customer purchasing decisions are generally based upon price, the quality of the technology, experience in related projects, and the financial stability of the supplier.

Customers

The Power Simulation business has provided approximately 200 simulation systems to an installed base of over 75 customers worldwide.  In 2009, approximately 65% of the Company’s revenue was generated from end users outside the United States.   Customers include, among others, ABB Inc., American Electric Power, Bernische Kraftwerke AG (Switzerland), British Energy Generation Ltd. (UK), Comisión Federal De Electricidad (Mexico), Concern Titan-2 (Russia), Emerson Process Management, Georgia Power,  Kärnkraftsäkerhet och Utbildning AB (Sweden), Kraftwerks–Simulator-Gesellschaft mbH (Germany), Nuclear Engineering Ltd. (Japan), PSEG Nuclear, Inc., Slovenské elektrárne, a.s. (Slovakia),  and Westinghouse Electric Co.

The following Power Simulation customers have provided more than 10% of the Company’s consolidated revenue for the indicated periods:

	Years ended December 31,
	2009	2008	2007
Slovenské elektrárne, a.s.	13.5%	0.0%	0.0%
Emerson Process Management	12.1%	16.2%	7.9%
Titan-2 Concern	10.7%	0%	0%
American Electric Power	6.8%	10.5%	0.5%
Emirates Simulation Academy LLC	0.0%	4.2%	31.1%

Sales and Marketing

The Company markets its Power Simulation products and services through a network of direct sales staff, agents and representatives, systems integrators and strategic alliance partners. Market-oriented business and customer development teams define and implement specific campaigns to pursue opportunities in the power marketplace.

The Company’s ability to support its multi-facility, international and/or multinational Power Simulation clients is facilitated by its network of offices and strategic partners in the U.S. and overseas. Power Simulation offices are maintained in Maryland and Georgia, and outside the U.S., in Sweden and China.  In addition to the offices located overseas, the Company’s ability to conduct international business is enhanced by its multilingual and multicultural work force. GSE has strategic relationships with systems integrators and agents representing its interests in the Czech Republic, Bulgaria, Japan, Mexico, People’s Republic of China, South Africa, Spain, South Korea, Taiwan, Ukraine and the United Kingdom.

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

Customers

Hydrocarbon and chemical process customers include numerous large oil refineries and chemical plants such as Statoil ASA (Norway), Bayernoil (Germany), Emerson Process Management, Saudi Basic Industries Corporation (Saudi Arabia), Sinopec Ningbo Engineering Company (China), and Savannah River Nuclear Solutions, LLC.

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

Competitive Advantages.

The Company believes that it is in a strong position to compete in the Simulation markets based upon the following strengths:

♦
Technical and Applications Expertise.  GSE is a leading innovator and developer of real-time software with more than 38 years of experience producing high fidelity real-time simulators.  As a result, the Company has acquired substantial applications expertise in the energy and industrial process industries.  The Company employs a highly educated and experienced multinational workforce of 201 employees, including approximately 152 engineers and scientists.  Approximately 49% of these engineers and scientists have advanced science and technical degrees in fields such as chemical, mechanical and electrical engineering, applied mathematics and computer sciences.

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

♦	Training Curricula. The Company has developed detailed course material in nuclear power plant fundamental sciences and specific industrial applications.

♦
International Strengths.  Approximately 65% of the Company’s 2009 revenue was derived from international sales of its products and services.  GSE has a multinational sales force with offices located in Beijing, China, and Nyköping, Sweden and agents, representatives and partners in 20 other countries. To capitalize on international opportunities and penetrate foreign markets, the Company has established strategic alliances and partnerships with several foreign entities and universities.

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

GSE has eleven registered U.S. trademarks:  RETACT®, GSE Systems®, THOR®, OpenSim®, SmartTutor®, SimSuite Pro®, ESmart®, GAARDS®, Openexec®, REMITS-Real-Time Emergency Management Interactive Training System® and SimExec®.  Some of these trademarks have also been registered in foreign countries.  The Company also claims trademark rights to BRUS™, GCONTROL+™, GFLOW+™, GLOGIC+™, GPower+™, Java Application and Development Enviroment (JADE)™, PEGASUS Plant Surveillance and Diagnosis System™, RACS™, Sens Base™, SIMON™, SimSuite Power™, V-Panel ™, Vista PIN™, and Xtreme I/S™.

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

Industries Served.

The following chart illustrates the approximate percentage of the Company's 2009, 2008, and 2007 consolidated revenue by industries served:

	2009	2008	2007
Nuclear power industry	73%	54%	45%
Fossil fuel power industry	21%	31%	20%
Process industry	4%	9%	4%
Training and education industry	2%	6%	31%
Total	100%	100%	100%

Contract Backlog.

The Company does not reflect an order in backlog until it has received a contract that specifies the terms and milestone delivery dates. As of December 31, 2009, the Company’s aggregate contract backlog totaled approximately $53.9 million of which approximately $29.5 million or 55% is expected to be converted to revenue by December 31, 2010.  As of December 31, 2008, the Company’s aggregate contract backlog totaled approximately $38.1 million.

Employees.

As of December 31, 2009, the Company had 201 employees as compared to 178 employees at December 31, 2008.

ITEM 1A.   RISK FACTORS.

The following discussion of risk factors contains “forward-looking statements,” as discussed on pages 3 and 4 of this Annual Report on Form 10-K.  These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere.  The Company believes that the following risk factors may cause the market price for its common stock to fluctuate, perhaps significantly. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations.  The Company’s common stock has also experienced a relatively low trading volume, making it further susceptible to extreme price fluctuations. The following information should be read in conjunction with Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes under Item 8 Financial Statements and Supplementary Data.

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

The Company conducts its operations in North America, Europe, Asia and the Middle East.  Global economic developments affect businesses such as GSE, and the Company’s operations are subject to the effects of global competition. The Company’s global business is affected by local economic environments, including inflation, recession and currency volatility.  Political changes, some of which may be disruptive, can interfere with the Company’s supply chain, its customers and all of its activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful.   The current global recession has not yet had a material impact on the Company’s business.  The Company’s backlog as of December 31, 2009 totaled $53.9 million, a 41.5% increase over the Company’s backlog at December 31, 2008. The Company has seen no significant delays or cancellations to the projects it is currently working on and is unaware of any significant delays or cancellations to projects that the Company expects to secure in 2010.  However, as the recession continues, we may see an impact on the Company’s operations.

The Company’s expense levels are based upon its expectations as to future revenue, so it may be unable to adjust spending to compensate for a revenue shortfall.  Accordingly, any revenue shortfall would likely have a disproportionate effect on the Company’s operating results.

The Company’s revenue was $40.1 million, $29.0 million, and $31.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company’s operating income (loss) was $563,000, $(12,000), and $2.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.  The Company’s operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of new products and enhancements by the Company and its competitors, and fluctuating global economic conditions.  Since the Company’s expense levels are based in part on its expectations as to future revenue and includes certain fixed costs, the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall and such revenue shortfalls would likely have a disproportionate adverse effect on operating results.

Risk of International Sales and Operations.

Sales of products and services to end users outside the United States accounted for approximately 65% of the Company’s consolidated revenue in 2009, 63% of consolidated revenue in 2008, and 71% of consolidated revenue in 2007.  The Company anticipates that international sales and services will continue to account for a significant portion of its revenue in the foreseeable future.  As a result, the Company may be subject to certain risks, including risks associated with the application and imposition of protective legislation and regulations relating to import or export (including export of high technology products) or otherwise resulting from trade or foreign policy and risks associated with exchange rate fluctuations.  Additional risks include potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties involving the Company’s strategic alliances and managing foreign sales agents or representatives and potential difficulties in accounts receivable collection.  The Company currently sells products and provides services to customers in emerging market economies.  The following emerging markets have provided more than 10% of the Company’s revenue for the indicated period:

	Years ended December 31,
	2009	2008	2007
Slovenské elektrárne, a.s.	13.5%	0.0%	0.0%
Emerson Process Management	12.1%	16.2%	7.9%
Titan-2 Concern	10.7%	0%	0%
American Electric Power	6.8%	10.5%	0.5%
Emirates Simulation Academy LLC	0.0%	4.2%	31.1%

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

In 2009, 73% of GSE’s revenue was from customers in the nuclear power industry (54% in 2008 and 45% in 2007).  The Company expects to derive a significant portion of its revenue from customers in the nuclear power industry for the foreseeable future.  The Company’s ability to supply nuclear power plant simulators and related products and services is dependent on the continued operation of nuclear power plants and, to a lesser extent, on the construction of new nuclear power plants.  A wide range of factors affect the continued operation and construction of nuclear power plants, including the political and regulatory environment, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, and general economic conditions.

The Company’s line of credit agreement imposes operating and financial restrictions on the Company which may prevent it from capitalizing on business opportunities.

GSE’s line of credit agreements with Bank of America (BOA) impose operating and financial restrictions. These restrictions affect, and in certain cases limit, among other things, the Company’s ability to:

♦	incur additional indebtedness and liens;
♦	make investments and acquisitions;
♦	consolidate, merge or sell all or substantially all of its assets.

There can be no assurance that these restrictions will not adversely affect the Company’s ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of stockholders.  At December 31, 2009, the Company was in default on two of its financial covenants.  The financial covenant calculations at December 31, 2009 are shown below:

As of
	Covenant	Dec. 31, 2009

Tangible net worth	Must Exceed $15.0 million	$33.5 million
Debt service coverage ratio	Must Exceed 1.25 : 1.00	(1,582) : 1.00
Funded debt to EBITDA ratio	Not to Exceed 2.50 : 1.00	2.74 : 1.00

At December 31, 2009 and throughout all of 2009, the Company had no outstanding borrowings against its lines of credit.  Accordingly, we did not incur any bank interest expense in 2009.  However, the Company did incur approximately $1,000 of interest expense related to late payments to vendors.  This, in conjunction with the Company’s net loss for the year ended December 31, 2009, has resulted in a negative debt service coverage ratio.   For the funded debt to EBITDA ratio calculation, the amount of outstanding letters of credit and bank guarantees that are not cash collateralized are included as funded debt.  The Company has received a written waiver from BOA and is in the process of negotiating a revision to the financial covenants for 2010.  The Company’s available borrowing base under the two lines of credit was $6.0 million at December 31, 2009, of which $2.4 million had been utilized to collateralize three standby letters of credit.

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

GSE may pursue acquisitions and joint ventures, and any of these transactions could adversely affect its operating results or result in increased costs or related issues.

The Company intends to pursue acquisitions and joint ventures, a pursuit which could consume substantial time and resources. Identifying appropriate acquisition candidates and negotiating and consummating acquisitions can be a lengthy and costly process. The Company may also encounter substantial unanticipated costs or other related issues such as compliance with new regulations and regulatory schemes, additional oversight, elimination of redundancy, and increased employee benefit costs associated with the acquired businesses. The risks inherent in this strategy could have an adverse impact on the Company’s results of operation or financial condition.

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

The issuance of performance bonds and bid bonds by the Company in the normal course of business could result in financial losses that negatively impact the Company’s net income.

The Company is often required to issue performance bonds to its customers as a normal part of its business activities.  The Company’s customers may have the ability to draw upon these performance bonds in the event the Company fails to cure a material breach of the contract within 30 days of receiving notice from the customer regarding the nature of the breach.    As of December 31, 2009, the Company has issued performance bonds on eight contracts totaling $3.5 million; the largest of these performance bonds was for $2.0 million.  Although the Company expects no material breaches to occur on these contracts, if such a breach were to occur and the Company failed to cure such breach, the Company could incur a loss of up to $3.5 million.

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

In addition, the Company leases office space domestically in St. Marys and Augusta, Georgia and Tarrytown, New York and internationally in Beijing, China and Nyköping, Sweden.  The Company leases these facilities for terms ending between 2010 and 2012.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The Company’s common stock is listed on the NYSE Amex Stock Exchange, where it trades under the symbol “GVP”.  The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s common stock reported by the NYSE Amex Stock Exchange for each full quarterly period within the two most recent fiscal years:

2009

Quarter	High	Low
First	$ 6.88	$ 4.67
Second	$ 6.75	$ 4.96
Third	$ 8.09	$ 5.85
Fourth	$ 6.28	$ 4.35

2008

Quarter	High	Low
First	$ 10.75	$ 7.66
Second	$ 9.22	$ 7.08
Third	$ 9.20	$ 6.90
Fourth	$ 6.99	$ 4.71

The following table sets forth the equity compensation plan information for the year ended December 31, 2009:

Number of Securities
	Number of Securities to	Weighted Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under Equity
	of Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,758,902	$4.44	463,603
Equity compensation plans not approved by security holders	--	$ --	--
Total	1,758,902	$4.44	463,603

There were approximately 70 holders of record of the common stock as of December 31, 2009. The Company has never declared or paid a cash dividend on its common stock.  The Company currently intends to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future on its common stock.

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

On September 4, 2009, the Company raised $15.0 million through the sale of 2.5 million shares of its common stock, $.01 par value per share.  The shares were sold under a shelf registration statement which was declared effective by the Securities and Exchange Commission on August 21, 2009.  On September 23, 2009, the Company raised an additional $2,250,000 when the Company’s underwriter, exercised an over-allotment option in full to purchase an additional 375,000 shares of the Company’s common stock at the public offering price of $6.00 per share.  The aggregate net proceeds received by the Company from the two transactions were approximately $15.9 million.  The Company paid the underwriter a fee in the amount of 6% of the gross proceeds received by the Company from the offering ($1,035,000) and paid $339,000 in other transaction fees.

The following graph compares the Company’s cumulative total shareholder return since January 1, 2005 through December 31, 2009 with that of the American Stock Exchange- US & Foreign Index and a peer group index.  The Peer Group consists of companies selected on a line-of-business basis and includes Aspen Technology, Inc., L-3 Communications Holdings and Honeywell International.  The graph assumes an initial investment of $100 on January 1, 2005 in the Company’s common stock and each index.  There were no dividends declared or paid by the Company during the five year period.  The Company has never paid a dividend on its common stock.  The indices are re-weighted daily, using the market capitalization on the previous tracking day.  The comparisons shown in the graph below are based upon historical data.  The stock price performance shown in the graph below is not necessarily indicative of, or intended to forecast, the potential future performance of the Company’s common stock.  The graph was prepared for the Company by Research Data Group, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among GSE Systems, Inc., The NYSE Amex Composite Index
And A Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/04
12/05
12/06
12/07
12/08
12/09
GSE Systems, Inc.
NYSE Amex Composite
Peer Group

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
GSE Systems, Inc.	100.00	45.93	246.33	379.26	218.52	202.96
Peer Group Index	100.00	125.80	150.40	178.95	108.56	147.27
Amex Market Index	100.00	106.50	129.30	177.26	102.71	126.22

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

(in thousands, except per share data)	Years ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statements of Operations:
Contract revenue	$ 40,060	$ 29,004	$ 31,900	$ 27,502	$ 21,950
Cost of revenue	29,736	21,187	22,217	19,602	18,603
Gross profit	10,324	7,817	9,683	7,900	3,347
Operating expenses:
Selling, general and administrative	7,749	7,383	7,214	4,929	6,958
ESA related charges	1,508	-	-	-	-
Administrative charges from GP Strategies	-	-	-	685	685
Depreciation	504	446	258	186	431
Total operating expenses	9,761	7,829	7,472	5,800	8,074
Operating income (loss)	563	(12)	2,211	2,100	(4,727)
Interest income (expense), net	56	130	(433)	(764)	(416)
ESA related charges	(865)	-	-	-	-
Loss on extinguishment of debt	-	-	-	(1,428)	-
Gain (loss) on derivative instruments	763	(453)	(11)	(24)	(170)
Other income (expense), net	(397)	(226)	(555)	(81)	667
Income (loss) before income taxes	120	(561)	1,212	(197)	(4,646)
Provision for income taxes	917	129	43	149	149
Net income (loss)	$ (797)	$ (690)	$ 1,169	$ (346)	$ (4,795)

Basic income (loss) per common share (1)	$ (0.05)	$ (0.04)	$ 0.09	$ (0.07)	$ (0.53)

Diluted income (loss) per common share (1)	$ (0.05)	$ (0.04)	$ 0.08	$ (0.07)	$ (0.53)

Weighted average common shares outstanding:
-Basic	16,938	15,747	12,927	9,539	8,999
-Diluted	16,938	15,747	14,818	9,539	8,999

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet data:
Working capital (deficit)	$ 31,469	$ 13,888	$ 14,711	$ 1,463	$ (925)
Total assets	49,520	31,015	28,364	18,448	11,982
Long-term liabilities	206	906	695	251	1,567
Stockholders' equity	37,143	20,700	20,365	7,361	897

(1) In 2006, $279,000 preferred stock dividends were added to net loss to arrive at net loss attributed to common shareholders.
In 2007, $49,000 preferred stock dividends were deducted from net income to arrive at net income attributed to common shareholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On September 4, 2009, the Company raised $15.0 million through the sale of 2.5 million shares of its common stock, $.01 par value per share.  The shares were sold under a shelf registration statement which was declared effective by the Securities and Exchange Commission on August 21, 2009.  On September 23, 2009, the Company raised an additional $2,250,000 when the Company’s underwriter exercised an over-allotment option in full to purchase an additional 375,000 shares of the Company’s common stock at the public offering price of $6.00 per share.  The aggregate net proceeds received by the Company from the two transactions was approximately $15.9 million.  The Company paid the underwriter a fee in the amount of 6% of the gross proceeds received by the Company from the offering ($1,035,000) and paid $339,000 in other transaction fees.  The Company intends to use the net proceeds for general working capital purposes and to fund acquisitions and other strategic opportunities.

GSE is a 10% owner of the Emirates Simulation Academy, LLC in the United Arab Emirates.   Although ESA was formed in late 2005, it had its grand opening on January 14, 2009 and signed its first customer training contract on the same day.  Despite ESA’s promotional efforts, 2009 revenue totaled only AED 209,000 ($57,000), and they incurred a net loss of AED 22.6 million ($6.1 million).  Per ESA’s latest financial projections, ESA would not become profitable until 2016 and would not become cash positive until 2017.

At December 31, 2009, ESA had borrowed a total of AED 36.4 million ($9.9 million) from its credit facility with Union National Bank, including accrued interest payable.  ESA was delinquent in paying both principal and interest (a total of AED 5.3 million or $1.5 million) and in January 2010, UNB drew upon the guarantees of the three partners to pay off the delinquency, withdrawing $145,000 from GSE’s restricted cash account.  In February 2010, GSE was notified that ESA had missed another loan payment and that 10% of the amount due ($24,000) would be withdrawn from the Company’s restricted cash account.

At a meeting of ESA’s three shareholders held at ESA on February 17, 2010, the shareholders reached agreement to siginificantly reduce costs and begin to explore options up to and including the selling of ESA.

Accordingly, based upon these events, the Company has determined that its remaining investment in ESA has been impaired and has established reserves for the trade receivable due from ESA at December 31, 2009  and the cash that GSE has on deposit with UNB as a partial guarantee for ESA’s credit facility.  Partially offsetting these charges is the reversal of the remaining deferred profit related to the Company’s sale of five simulators to ESA in prior years and the remaining agent fee that was due upon payment of the final outstanding receivable.  The charges recorded and the presentation in the statement of operations for the year ended December 31, 2009 are as follows:

Year ended
(in thousands)	December 31, 2009

Trade receivable	$ 1,604
Accrued agent fee	(96)
Operating expense	1,508

Restricted cash- bank guarantee and
accrued interest income	1,291
Investment in ESA	117
Deferred profit	(543)
Other expense, net	865

Total	$ 2,373

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

Revenue Recognition on Long-Term Contracts.  The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  In accordance with U.S. generally accepted accounting principles, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim. There were no probable claims outstanding as of December 31, 2009.

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

Revenue for contracts with multiple elements is recognized in accordance with ASC 605-25 Revenue Recognition- Multiple Element Arrangements.

Revenue from certain consulting or training contracts is recognized on a time-and-material basis.  For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

Capitalization of Computer Software Development Costs.  In accordance with U.S. generally accepted accounting principles, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers.   Once the product is available to be sold, the Company amortizes the costs, on a straight line method, over the three year estimated useful life of the product.  As of December 31, 2009, the Company has net capitalized software development costs of $1.9 million.  On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations.  Significant changes in the sales projections could result in impairment with respect to the capitalized software that is reported on the Company’s consolidated balance sheet.

Deferred Income Tax Valuation Allowance.  Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Management makes a regular assessment of the realizability of the Company’s deferred tax assets.  In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment.  A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value.  As of December 31, 2009, the Company’s largest deferred tax asset related to a U.S. net operating loss carryforward of $15.4 million which expires in various amounts between 2017 and 2028. The amount of U.S. loss carryforward which can be used by the Company each year is limited due to changes in the Company’s ownership which occurred in 2003.  Thus, a portion of the Company’s loss carryforward may expire unutilized. We believe that the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its net deferred tax assets.  However, other than a portion of the net deferred tax assets that are related to the Company’s Swedish subsidiary, the recovery of the net deferred tax assets could not be substantiated by currently available objective evidence.  Accordingly, the Company has established an $8.4 million valuation allowance for its net deferred tax assets.

Results of Operations.

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of contract revenue.

($ in thousands)	Years ended December 31,
	2009	%	2008	%	2007	%
Contract revenue	$ 40,060	100.0%	$ 29,004	100.0%	$ 31,900	100.0%
Cost of revenue	29,736	74.2%	21,187	73.1%	22,217	69.6%

Gross profit	10,324	25.8%	7,817	26.9%	9,683	30.4%
Operating expenses:
Selling, general and administrative	7,749	19.3%	7,383	25.4%	7,214	22.6%
ESA related charges	1,508	3.8%	-	0.0%	-	0.0%
Depreciation	504	1.3%	446	1.5%	258	0.8%
Total operating expenses	9,761	24.4%	7,829	26.9%	7,472	23.4%

Operating income (loss)	563	1.4%	(12)	(0.0)%	2,211	7.0%

Interest income (expense), net	56	0.1%	130	0.4%	(433)	(1.4)%
ESA related charges	(865)	(2.2)%	-	0.0%	-	0.0%
Gain (loss) on derivative instruments	763	1.9%	(453)	(1.6)%	(11)	(0.0)%
Other expense, net	(397)	(0.9)%	(226)	(0.8)%	(555)	(1.8)%

Income (loss) before income taxes	120	0.3%	(561)	(2.0)%	1,212	3.8%
Provision for income taxes	917	2.3%	129	0.4%	43	0.1%

Net income (loss)	$ (797)	(2.0)%	$ (690)	(2.4)%	$ 1,169	3.7%

Comparison of the Years Ended December 31, 2009 to December 31, 2008.

Contract Revenue.  Contract revenue for the year ended December 31, 2009 totaled $40.1 million, which was 38.1% higher than the $29.0 million total revenue for the year ended December 31, 2008. The Company recorded total orders of $54.4 million in the year ended December 31, 2009 versus $44.0 million in the year ended December 31, 2008.  Included in the 2009 orders was an $18.4 million contract to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia.  The contract includes approximately $12.0 million for hardware, the largest portion being a distributed control system from Siemens, that the customer requested be a part of the contract in addition to approximately $6.0 million related specifically to the simulator.  Due to the significant hardware portion of the project, the overall margin on the project is lower than the Company’s normal gross margin.  In the year ended December 31, 2009, the Company recognized $5.4 million of contract revenue on this project using the percentage-of-completion method, which accounted for 13.5% of the Company’s consolidated revenue.  At December 31, 2009, the Company’s backlog was $53.9 million, of which $13.0 million related to this contract.   The Company’s backlog increased 41.5% from December 31, 2008 when the Company’s backlog totaled $38.1 million.

Gross Profit.  Gross profit totaled $10.3 million for the year ended December 31, 2009 versus $7.8 million for the year ended December 31, 2008.  As a percentage of revenue, gross profit decreased from 26.9% for the twelve months ended December 31, 2008 to 25.8% for the twelve months ended December, 31 2009.    The decrease in gross margin mainly reflects the impact of the lower margin on the $18.4 million full scope simulator and digital control system order received in the first quarter 2009 from a Slovak utility.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $7.7 million and $7.4 million for the years ended December 31, 2009 and 2008, respectively.  Fluctuations in the components of SG&A spending were as follows:

♦
Business development and marketing costs increased from $2.9 million for the year ended December 31, 2008 to $3.1 million in the year ended December 31, 2009.  The spending increase mainly reflects a $352,000 increase of bidding and proposal costs, which are the costs of operations personnel in assisting with the preparation of contract proposals and a $104,000 increase in business development labor and benefit costs.  In 2009 the Company hired business development managers for both its process simulation business and its education and training business.    These increases were partially offset by a $137,000 decrease in business development travel expenses. In addition, the Company did not have a Simworld user’s conference in 2009, but spent approximately $75,000  in 2008 for its bi-annual Simworld conference in Beijing, China.

♦	The Company’s general and administrative expenses were virtually unchanged at $4.2 million for the year ended December 31, 2009 and $4.2 million for the year ended December 31, 2008.

♦
Gross spending on software product development (“development”) totaled $1.3 million in the year ended December 31, 2009 as compared to $907,000 for the same period in 2008.  For the year ended December 31, 2009, the Company expensed $425,000 and capitalized $861,000 of its development spending and expensed $316,000 and capitalized $591,000 of its development spending in the year ended December 31, 2008.  The Company’s capitalized development expenditures in 2009 were mainly related to the customization of RELAP5-RT software (which simulates transient fluid dynamics, neutronics and heat transfer in nuclear power plants) to run on the Company’s real-time executive software; the replacement of the current Graphic User Interface of SimSuite Pro with JADE Designer; the development of generic simulation models for three oil and gas refining processes: continuous catalytic reformer, hydrotreater, and amine treatment; and a generic combined cycle gas turbine simulator.   The Company anticipates that its total gross development spending in 2010 will approximate $900,000.

ESA related charges.  GSE is a 10% owner of the Emirates Simulation Academy LLC in the United Arab Emirates.   Although ESA was formed in late 2005, it had its grand opening on January 14, 2009 and signed its first customer training contract on the same day.  Despite ESA’s promotional efforts, 2009 revenue totaled only AED 209,000 ($57,000), and they incurred a net loss of AED 22.6 million ($6.1 million).  Per ESA’s latest financial projections, ESA would not become profitable until 2016 and would not become cash positive until 2017.

At December 31, 2009, ESA had borrowed a total of AED 36.4 million ($9.9 million) from its credit facility with Union National Bank, including accrued interest payable.  ESA was delinquent in paying both principal and interest (a total of AED 5.3 million or $1.5 million) and in January 2010, UNB drew upon the guarantees of the three partners to pay off the delinquency, withdrawing $145,000 from GSE’s restricted cash account.  In February 2010, GSE was notified that ESA had missed another loan payment and that 10% of the amount due ($24,000) would be withdrawn from the Company’s restricted cash account.

At a meeting of ESA’s three shareholders held at ESA on February 17, 2010, the shareholders reached agreement to siginificantly reduce costs and begin to explore options up to and including the selling of ESA.

Accordingly, based upon these events, the Company has determined that its remaining investment in ESA has been impaired and has established reserves for the trade receivable due from ESA at December 31, 2009 and the cash that GSE has on deposit with UNB as a partial guarantee for ESA’s credit facility.  Partially offsetting these charges is the reversal of the remaining deferred profit related to the Company’s sale of five simulators to ESA in prior years and the remaining agent fee that was due upon payment of the final outstanding receivable.  The charges recorded and the presentation in the statement of operations for the year ended December 31, 2009 are as follows:

Year ended
(in thousands)	December 31, 2009

Trade receivable	$ 1,604
Accrued agent fee	(96)
Operating expense	1,508

Restricted cash-bank guarantee and
accrued interest income	1,291
Investment in ESA	117
Deferred profit	(543)
Other expense, net	865

Total	$ 2,373

     Depreciation.  Depreciation expense totaled $504,000 and $446,000 for the years ended December 31, 2009 and 2008, respectively.  The higher 2009 depreciation expense is a result of the Company’s 2008 capital purchases related to the Company’s move to its Sykesville, Maryland headquarters in 2008 and the purchase of new computers for new hires.

Operating Income (Loss).  The Company had operating income of $563,000 (1.4% of revenue) in the year ended December 31, 2009, as compared with operating loss of $12,000 (0.0% of revenue) for the year ended December 31, 2008.  The variances were due to the factors outlined above.

Interest Income (Expense), Net.  The Company’s interest income, net totaled $56,000 and $130,000 for the years ended December 31, 2009 and 2008, respectively.

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America (“BOA”), replacing the Company’s credit facility with Laurus Master Fund.  One line of credit is in the principal amount of up to $3.5 million and is guaranteed by the U.S. Export-Import Bank.  The second line of credit was originally in the principal amount of up to $1.5 million, however, on May 5, 2009, the credit agreement was amended to increase the principal amount to $2.5 million.  The Company has not borrowed any funds against either BOA line of credit.  However, at December 31, 2009, $2.4 million of the credit facility was utilized as collateral for three standby letters of credit.

The deferred financing costs incurred in conjunction with the Laurus Master Fund line of credit were amortized over the two-year period of the line of credit, with the final amortization expense recorded in February 2008.  Amortization expense totaled $89,000 in the year ended December 31, 2008.  The deferred financing costs incurred in conjunction with the BOA lines of credit are being amortized over the two-year period of the lines of credit.  Amortization began in April 2008 and totaled $46,000 and $53,000 for the years ended December 31, 2009 and 2008, respectively.

Interest income earned on short-term investments of the Company’s operating cash totaled $4,000 for the year ended December 31, 2009 versus $67,000 in the year ended December 31, 2008.  The lower interest income in 2009 mainly reflects the termination of the Company’s commercial automated investment account with BOA in the second quarter of 2009.

At December 31, 2009 and 2008, the Company had approximately $336,000 and $2.9 million, respectively, of cash in Certificates of Deposit with BOA that were being used as collateral for various performance bonds.  At December 31, 2009, the Company also had a $600,000 Certificate of Deposit which was issued as additional collateral for one of the BOA lines of credit.  The Company earned approximately $61,000 and $132,000 in interest income on the Certificates of Deposit in the years ended December 31, 2009 and 2008, respectively.

In May 2007, the Company deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  GSE recorded approximately $26,000 and $48,000 interest income in the years ended December 31, 2009 and 2008, respectively. The reduction in interest income reflects lower interest rates in 2009.

The Company had other interest income in the year ended December 31, 2009 of $11,000 and $25,000 in the year ended December 31, 2008.

Gain (Loss) on Derivative Instruments.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of December 31, 2009, the Company had foreign exchange contracts for sale of approximately 2 million Pounds Sterling, 3 million Euro, and 759 million Japanese Yen at fixed rates. The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $851,000 for the twelve months ended December 31, 2009.

At December 31, 2008, the Company had foreign exchange contracts for sale of approximately 2 million Pounds Sterling, 4 million Euro, and 68 million Japanese Yen at fixed rates. The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and had recognized a loss on the change in the estimated fair value of the contracts of $174,000 for the twelve months ended December 31, 2008.

The estimated fair value of the contracts at December 31, 2009 and 2008 was a net asset of $812,000 and a net liability of $58,000, respectively, and were recorded on the balance sheets as follows:

	December 31,
(in thousands)	2009	2008

Asset derivatives
Prepaid expenses and other current assets	$515	$14
Other assets	396	537
	911	551

Liability derivatives
Other current liabilities	(34)	(426)
Other liabilities	(65)	(183)
	(99)	(609)

Net fair value	$812	$(58)

     The foreign currency denominated trade receivables and unbilled receivables that are related to the outstanding foreign exchange contracts at December 31, 2009 are remeasured at the end of each period into the functional currency using the current exchange rate at the end of the period.   For the years ended December 31, 2009 and 2008, the Company incurred an $88,000 loss and $279,000 loss, respectively, from the remeasurement of such trade and unbilled receivables.

Other Expense, Net.  For the years ended December 31, 2009 and 2008, other expense, net was $397,000 and $226,000, respectively.  The major components of other expense, net include the following items:

The Company accounts for its investment in ESA using the equity method.  In accordance with the equity method, the Company eliminated 10% of the profit from this contract as the training simulators are assets that have been recorded on the books of ESA, and the Company was thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination totaled $28,000 for the year ended December 31, 2008.  ESA began to amortize the training simulators effective January 1, 2009 over a four year life; accordingly, GSE began to amortize the deferred profit in January 2009 and recognized income of $181,000 for the year ended December 31, 2009.   However, in conjunction with the Company’s determination that its investment in ESA was impaired as of December 31, 2009, GSE wrote off the balance of the deferred profit, recognizing additional income of $543,000.  See the discussion above in ESA related charges.

For the years ended December 31, 2009 and 2008, the Company recognized a $615,000 and $213,000 equity loss, respectively, on its investment in ESA.  However, in conjunction with the Company’s determination that its investment in ESA was impaired as of December 31, 2009, it wrote off the balance of its investment in ESA, recognizing an additional equity loss of $117,000.  See the discussion above in ESA related charges.

The Company had other miscellaneous income in the years ended December 31, 2009 and 2008 of $37,000 and of $15,000, respectively.

Provision for Income Taxes.

The Company files in the United States federal jurisdiction and in several state and foreign jurisdictions. Because of the net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from years 1997 and forward and is subject to foreign tax examinations by tax authorities for years 2004 and forward.  Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

As of December 31, 2009, there have been no material changes to the liability for uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company’s tax provision in 2009 was $917,000 and consisted of $29,000 U.S. federal income taxes, $80,000 state income taxes, $239,000 foreign income tax withholding on several non-U.S. contracts, and $569,000 foreign income taxes incurred by the Company’s foreign subsidiaries.

The Company’s tax provision in 2008 was $129,000 and consisted of $10,000 state income taxes, $226,000 foreign income tax withholding on several non-U.S. contracts, and $19,000 foreign income taxes incurred by the Company’s foreign subsidiaries.  The income tax expense was partially offset by a $126,000 credit from the reduction of the valuation allowance against the net deferred tax assets of the Company’s Swedish subsidiary.

The Company has a full valuation allowance on its U.S. net deferred tax assets at December 31, 2009.

Comparison of the Years Ended December 31, 2008 to December 31, 2007.

Contract Revenue.  Contract revenue for the year ended December 31, 2008 totaled $29.0 million, which was 9.1% lower than the $31.9 million total revenue for the year ended December 31, 2007.  The decrease mainly reflected the completion of the $16.9 million ESA contract in 2008.  For the years ended December 31, 2008 and 2007, the Company recognized $1.2 million and $9.9 million, respectively of contract revenue on the ESA project, which accounted for 4.2% and 31.2%, respectively, of the Company’s consolidated revenue.  The decrease in revenue from the ESA project was partially offset by an increase in the Company’s fossil fueled power simulation revenue, which totaled $9.2 million in the year ended December 31, 2008 versus $6.5 million in the year ended December 31, 2007.  In the year ended December 31, 2008, the Company recorded total orders of $44.0 million versus $37.8 million in the year ended December 31, 2007.   At December 31, 2008, the Company’s backlog was $38.1 million, a 54.9% increase from the Company’s backlog at December 31, 2007.

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

♦
The Company’s general and administrative expenses totaled $4.2 million for the year ended December 31, 2008 versus $4.1 million for the year ended December 31, 2007. The increase mainly reflects the relocation expenses incurred in the move of the Company’s headquarters to Eldersburg, Maryland in July 2008 and increased utility costs due to the additional space in the new headquarters.

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

Depreciation.  Depreciation expense totaled $446,000 and $258,000 for the years ended December 31, 2008 and 2007, respectively.  The higher 2008 depreciation expense reflected the increase in 2007 capital spending which totaled $778,000, a 320% increase as compared to the capital spending in 2006.   Approximately 50% of the capital spending in 2007 was for furniture and computer equipment for the training centers that the Company established at Georgia Tech University and Strathclyde University; the balance was for computers, printers, servers and software.  Capital spending in the year ended December 31, 2008 totaled $706,000.  Of the 2008 capital spending, $355,000 was related to the Company’s move to its new headquarters in Sykesville, Maryland.

Operating Income (Loss).  The Company had operating loss of $12,000 (0.0% of revenue) in the year ended December 31, 2008, as compared with operating income of $2.2 million (7.0% of revenue) for the year ended December 31, 2007.  The variances were due to the factors outlined above.

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

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America (“BOA”) in an aggregate amount of up to $5.0 million.  One line of credit is in the principal amount of up to $3.5 million and is guaranteed by the U.S. Export-Import Bank.  The other line of credit is in the principal amount of up to $1.5 million.  The Company had not borrowed any funds against either BOA line of credit since the closing and incurred no interest expense from the credit facility in 2008.  However, at December 31, 2008, $105,000 of the credit facility was utilized as collateral for a standby letter of credit.

The deferred financing costs incurred in conjunction with the Laurus Master Fund line of credit were amortized over the two-year period of the line of credit, with the final amortization expense recorded in February 2008.  Such amortization expense totaled $89,000 in the year ended December 31, 2008. This compared to amortization expense of $533,000 in the year ended December 31, 2007.  Amortization of the deferred financing costs incurred in conjunction with the BOA lines of credit began in April 2008; amortization expense totaled $53,000 in the year ended December 31, 2008.

Interest income earned on short-term investments of the Company’s operating cash totaled $67,000 for the year ended December 31, 2008 versus $96,000 in the year ended December 31, 2007.

At December 31, 2008, the Company had approximately $2.9 million of cash in Certificates of Deposit with BOA that were being used as collateral for four performance bonds.  At December 31, 2007, the Company had approximately $2.9 million of cash in Certificates of Deposit being used as collateral for six performance bonds.  The Company earned approximately $132,000 and $104,000 in interest income on the Certificates of Deposit in the years ended December 31, 2008 and 2007, respectively.

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

The estimated fair value of the contracts at December 31, 2008 and 2007 was a net liability of $58,000 and a net asset of $1,000, respectively, and was recorded on the balance sheet as follows:

	December 31,
(in thousands)	2008	2007

Prepaid expenses and other current assets	$14	$1
Other assets	537	-
Other current liabilities	(426)	-
Other liabilities	(183)	-
Net fair value	$(58)	$1

The foreign currency denominated trade receivables, unbilled receivables, and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into the functional currency using the current exchange rate at the end of the period.   For the twelve months ended December 31, 2008, the Company incurred a $279,000 loss from the remeasurement of such trade and unbilled receivables.

Other Expense, Net.  For the years ended December 31, 2008 and 2007, other expense, net was $226,000 and $555,000, respectively.  The major components of other expense, net included the following items:

The Company accounts for its investment in ESA using the equity method.  In accordance with the equity method, the Company had eliminated 10% of the profit from this contract as the training simulators are assets that have been recorded on the books of ESA, and the Company was thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination totaled $28,000 and $444,000 for the years ended December 31, 2008 and 2007, respectively.

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

The Company had a full valuation allowance on its net deferred tax assets at December 31, 2008, with the exception of the net deferred tax assets of its Swedish subsidiary which were expected to be realized in 2009.

Liquidity and Capital Resources.

As of December 31, 2009, GSE had cash and cash equivalents of $25.3 million versus $8.3 million at December 31, 2008.

Cash From Operating Activities.  For the year ended December 31, 2009, net cash provided by operating activities totaled $326,000 which was a decrease of $1.9 million as compared to the year ended December 31, 2008.
The Company has provided a partial guarantee of 10% of ESA’s credit facility with Union National Bank; $1.2 million was deposited into a restricted interest-bearing account with UNB in 2006.  The interest earned on the restricted cash is part of the pledged deposit.  In January 2010, the Company was notified by UNB that ESA was delinquent in making principal and interest payments on the outstanding borrowings from their credit facility and that UNB had drawn upon the guarantees of the three partners to pay off the delinquency, withdrawing $145,000 from GSE’s restricted cash account.  In February 2010, GSE was notified that ESA had missed another loan payment and that 10% of the amount due ($24,000) would be withdrawn from the Company’s restricted cash account. The Company established a full reserve against the $1.3 million restricted cash account as of December 31, 2009.

Significant changes in the Company’s assets and liabilities in the year ended December 31, 2009 included:
♦
A $5.1 million increase in the Company’s contracts receivable.   The Company’s trade receivables increased from $7.3 million (including $1.6 million due from ESA) at December 31, 2008 to $8.2 million at December 31, 2009 (including the same $1.6 million due from ESA).  The Company’s unbilled receivables increased by $5.5 million to $9.5 million at December 31, 2009. The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.  In January and February 2010, the Company invoiced $1.3 million of the unbilled amounts; the balance of the unbilled amounts is expected to be invoiced and collected within one year.  At December 31, 2009, trade receivables outstanding for more than 90 days totaled $3.0 million versus $2.3 million at December 31, 2008; $1.6 million of the overdue amount was due from ESA at both dates.  Approximately $300,000 of the over 90 day balance at December 31, 2009 has been received as of the end of February 2010.  At a meeting of ESA’s three shareholders held at ESA on February 17, 2010, the shareholders reached agreement to siginificantly reduce costs and begin to explore options up to and including the selling of ESA.  Accordingly, the Company increased its bad debt reserve from $2,000 at December 31, 2008 to $1.7 million at December 31, 2009 mainly to reserve the overdue receivable from ESA.

♦
A $4.1 million increase in accounts payable, accrued compensation and accrued expenses.  The Company’s accounts payable and accrued liabilities have increased due to material purchases and the utilization of subcontractors on several of the Company’s current projects.

♦	A $1.4 million decrease in billings in excess of revenue earned. The decrease is due to the timing of contracted billing milestones of the Company’s current projects.

For the year ended December 31, 2008, net cash provided by operating activities totaled $2.3 million and increased $385,000 as compared to 2007.  Significant changes in the Company’s assets and liabilities in 2008 included:

♦
A $527,000 increase in the Company’s contracts receivable.   The Company’s trade receivables increased from $4.2 million at December 31, 2007 (including $1.0 million due from ESA) to $7.3 million at December 31, 2008 (including $1.6 million due from ESA) while the Company’s unbilled receivables decreased by $3.0 million to $3.6 million at December 31, 2008.  At December 31, 2008, trade receivables outstanding for more than 90 days totaled $2.3 million (including $1.6 million from ESA) versus $2,000 at December 31, 2007.  Despite the increase in overdue receivables, the Company believed the entire balance would be received and did not increase its bad debt reserve.

♦
A $1.0 million reduction in accounts payable, accrued compensation and accrued expenses.  The decrease mainly reflected a reduction in outstanding trade payables at December 31, 2008 as compared to the prior year and a payout in early 2008 of accrued vacation to U.S. employees in excess of the annual carryover allowance in accordance with the Company’s vacation policy.

♦	A $1.8 million increase in billings in excess of revenue earned. The increase is due to the timing of contracted billing milestones of the Company’s current projects.

Net cash provided by operating activities was $1.9 million for the year ended December 31, 2007.  The most significant change in the Company’s assets and liabilities in 2007 was a $1.5 million reduction in the Company’s accounts payable, accrued compensation and accrued expenses.   After the completion of the Company’s June 2007 common stock transaction, the Company paid $405,000 to ManTech for the preferred stock dividends that had been payable since 2003 and the related accrued interest.  The balance of the reduction was mainly due to the paydown of the Company’s trade payable balance.

Cash Provided by (Used in) Investing Activities.  For the year ended December 31, 2009, net cash provided by investing activities was $1.2 million.  The Company made capital expenditures of $361,000, increased its investment in ESA by $14,000, and capitalized software development costs of $861,000.  $2.5 million of cash used as collateral for letters of credit, bank guarantees and foreign currency contracts was released in 2009, $2.1 of which related to a performance bond for ESA which expired in October 2009.

Net cash used in investing activities was $2.6 million for the year ended December 31, 2008.  The Company made capital expenditures of $705,000, increased its investment in ESA by $486,000 and capitalized software development costs of $591,000.  The Company also restricted an additional $836,000 of cash as collateral for performance bonds issued by the Company and backed by standby letters of credit.

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

Cash Provided by Financing Activities.  For the year ended December 31, 2009, net cash provided by financing activities totaled $15.4 million.  On September 4, 2009, the Company raised $15.0 million through the sale of 2.5 million shares of its common stock, $.01 par value per share.  The shares were sold under a shelf registration statement which was declared effective by the Securities and Exchange Commission on August 21, 2009.  On September 23, 2009, the Company raised an additional $2,250,000 when the Company’s underwriter exercised an over-allotment option in full to purchase an additional 375,000 shares of the Company’s common stock at the public offering price of $6.00 per share.  The aggregate net proceeds received by the Company from the two transactions was approximately $15.9 million.  The Company received $121,000 from the issuance of common stock for employee stock options and warrants exercised during the year ended December 31, 2009.  In accordance with the amendment to the Company’s $2.5 million BOA line of credit effective May 5, 2009, the Company placed $600,000 in a restricted certificate of deposit.  This certificate of deposit is included in the borrowing base calculation to determine the amount of funds that the Company can utilize under its $2.5 million line of credit.  In the year ended December 31, 2009, the Company spent $20,000 on deferred financing costs in conjunction with the Bank of America lines of credit.

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

Credit Facilities

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America, N.A. (“BOA”).  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit was originally in the principal amount of up to $1.5 million, however, on May 5, 2009, the credit agreement was amended to increase the principal amount to $2.5 million.  This line of credit enables the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.  The credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  In addition, both credit agreements contain financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio.  At December 31, 2009, the Company was in default on two of the financial covenants.  The financial covenant calculations at December 31, 2009 are shown below:

As of
	Covenant	Dec. 31, 2009

Tangible net worth	Must Exceed $15.0 million	$33.5 million
Debt service coverage ratio	Must Exceed 1.25 : 1.00	(1,582) : 1.00
Funded debt to EBITDA ratio	Not to Exceed 2.50 : 1.00	2.74 : 1.00

At December 31, 2009 and throughout all of 2009, the Company had no outstanding borrowings against its lines of credit.  Accordingly, we did not incur any bank interest expense in 2009.  However, the Company did incur approximately $1,000 of interest expense related to late payments to vendors.  This, in conjunction with the Company’s net loss for the year ended December 31, 2009, has resulted in a negative debt service coverage ratio.   For the funded debt to EBITDA ratio calculation, the amount of outstanding letters of credit and bank guarantees that are not cash collateralized are included as funded debt.  The Company has received a written waiver from BOA.

At December 31, 2009, the Company’s available borrowing base under the two lines of credit was $6.0 million of which $2.4 million had been utilized as collateral for three standby letters of credit.

Common Stock Offering

On September 4, 2009, the Company raised $15.0 million through the sale of 2.5 million shares of its common stock, $.01 par value per share.  The shares were sold under a shelf registration statement which was declared effective by the Securities and Exchange Commission on August 21, 2009.  On September 23, 2009, the Company raised an additional $2,250,000 when the Company’s underwriter, exercised an over-allotment option in full to purchase an additional 375,000 shares of the Company’s common stock at the public offering price of $6.00 per share.  The aggregate net proceeds received by the Company from the two transactions was approximately $15.9 million.  The Company paid the underwriter a fee in the amount of 6% of the gross proceeds received by the Company from the offering ($1,035,000) and paid 339,000 in other transaction fees.

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

Contractual Cash Commitments

The following summarizes the Company’s contractual cash obligations as of December 31, 2009, and the effect these obligations are expected to have on its liquidity and cash flow in future periods:

Payments Due by Period
(in thousands)
Contractual Cash Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Long Term Debt	$ -	$ -	$ -	$ -	$ -
Subcontractor and Purchase Commitments	$ 14,625	$ 10,561	$ 3,902	$ 162	$ -
Net Future Minimum Lease Payments	$ 4,405	$ 801	$ 1,527	$ 873	$ 1,204
Total	$ 19,030	$ 11,362	$ 5,429	$ 1,035	$ 1,204

As of December 31, 2009, the Company was contingently liable for five standby letters of credit, one bank guarantee and two surety bonds totaling $3.5 million which represent performance bonds on eight contracts.  Two of the letters of credit and the bank guarantee have been cash collateralized and three of the letters of credit have been collateralized using the Company’s line of credit. In addition, the Company has provided $88,000 to one customer as collateral for a bid bond.

The Company has $1.3 million in a restricted, interest-bearing account at the Union National Bank (“UNB”) in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.   In January 2010, the Company was notified by UNB that ESA was delinquent in making principal and interest payments on their outstanding borrowings from their credit facility and that UNB had drawn upon the guarantees of the three partners to pay off the delinquency, withdrawing $145,000 from GSE’s restricted cash account.  In February 2010, GSE was notified that ESA had missed another loan payment and that 10% of the amount due ($24,000) would be withdrawn from the Company’s restricted cash account. The Company established a full reserve against the $1.3 million restricted cash account as of December 31, 2009.

2010 Liquidity Outlook

At December 31, 2009, the Company had cash and cash equivalents of $25.3 million and another $3.6 million available under its line of credit. Although the Company was in default on two of its financial covenants under its line of credit agreement, the Company has received a written waiver from its bank.  In addition, the Company’s backlog of unissued project milestone invoices totaled $44.8 million at December 31, 2009.  The Company anticipates that its normal operations and the utilization of its credit facility will generate all of the funds necessary to fund its consolidated operations during the next twelve months.  The Company believes that it will have sufficient liquidity and working capital without additional financing.

Foreign Exchange.

A portion of the Company's international sales revenue has been and may be received in a currency other than the currency in which the expenses relating to such revenue are paid.  Accordingly, the Company periodically enters into forward foreign exchange contracts to manage the market risks associated with the fluctuations in foreign currency exchange rates.

Off-balance Sheet Obligations.

The Company has no off-balance sheet obligations as of December 31, 2009, except for its operating lease commitments and outstanding letters of credit, bank guarantees and surety bonds.  See Contractual Cash Commitments above.

New Accounting Standards.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC” or “the Codification”) as the source of authoritative generally accepted accounting principles recognized by the FASB for non-governmental entities.  The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009, which for GSE was September 30, 2009.  The Codification superseded all then-existing non-SEC accounting and reporting standards.  The Codification did not change rules and interpretations of the SEC which are also sources of authoritative GAAP for SEC registrants.  There were no changes to the Company’s consolidated financial statements upon adoption.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s market risk is principally confined to changes in foreign currency exchange rates. During the year ended December 31, 2009, 33% of the Company’s revenue was from contracts which required payments in a currency other than U.S. Dollars, principally Euros (18%),  Japanese Yen (6%) and British Pounds Sterling (5%).  For the years ended December 31, 2008 and 2007, 27% and 16%, respectively, of the Company’s revenue was from contracts which required payments in a currency other than U.S. Dollars, principally Swedish Krona, British Pounds Sterling and Japanese Yen.

In addition, during the years ended December 31, 2009, 2008 and 2007, 13%, 14% and 11%, respectively, of the Company’s expenses were incurred in Swedish Krona.  The Company’s exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

As of December 31, 2009, the Company had foreign exchange contracts for sale of approximately 2 million Pounds Sterling, 3 million Euro, and 759 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recorded a gain on the change in the estimated fair value of the contracts of $851,000 for the year ended December 31, 2009.   The estimated fair value of the contracts was a net asset of $812,000 at December 31, 2009.  The Company recognized losses of approximately $174,000 and $11,000 in 2008 and 2007, respectively, on the changes in fair value of its forward currency exchange contracts.  A 10% fluctuation in the foreign currency exchange rates up or down as of December 31, 2009 would have increased/decreased the change in estimated fair value of the contracts by $81,000.

The Company is also subject to market risk related to the interest rate on its two existing lines of credit.  As of December 31, 2009, the interest rate on one line of credit is based on LIBOR plus 150 basis-points and the interest rate on the other line of credit is based on LIBOR plus 225 basis-points.  The Company had no outstanding borrowings against either line of credit in 2009.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting

The Board of Directors and Stockholders
GSE Systems, Inc.:

We have audited GSE Systems, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting Item 9A(b). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 11, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
March 11, 2010

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements

The Board of Directors and Stockholders
GSE Systems, Inc.:

We have audited the accompanying consolidated balance sheets of GSE Systems, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSE Systems, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
March 11, 2010

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$25,270	$8,274
Restricted cash	938	2,962
Contract receivables, net	15,941	10,951
Prepaid expenses and other current assets	1,491	1,110
Total current assets	43,640	23,297

Equipment and leasehold improvements, net	989	1,133
Software development costs, net	1,865	1,487
Goodwill	1,739	1,739
Long-term restricted cash	876	2,027
Other assets	411	1,332
Total assets	$49,520	$31,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,009	$1,655
Accrued expenses	852	685
Accrued compensation and payroll taxes	1,747	1,234
Billings in excess of revenue earned	2,579	4,020
Accrued warranty	1,273	1,066
Other current liabilities	711	749
Total current liabilities	12,171	9,409

Other liabilities	206	906
Total liabilities	12,377	10,315
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and
outstanding none in 2009 and 2008	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued and
outstanding 18,930,368 in 2009 and 15,968,122 in 2008	189	160
Additional paid-in capital	67,559	50,572
Accumulated deficit	(29,615)	(28,818)
Accumulated other comprehensive loss	(990)	(1,214)
Total stockholders' equity	37,143	20,700
Total liabilities and stockholders' equity	$49,520	$31,015

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007

Contract revenue	$40,060	$29,004	$31,900
Cost of revenue	29,736	21,187	22,217
Gross profit	10,324	7,817	9,683

Operating expenses
Selling, general and administrative	7,749	7,383	7,214
ESA related charges	1,508	-	-
Depreciation	504	446	258
Total operating expenses	9,761	7,829	7,472

Operating income (loss)	563	(12)	2,211

Interest income (expense), net	56	130	(433)
ESA related charges	(865)	-	-
Gain (loss) on derivative instruments	763	(453)	(11)
Other expense, net	(397)	(226)	(555)

Income (loss) before income taxes	120	(561)	1,212

Provision for income taxes	917	129	43

Net income (loss)	(797)	(690)	1,169

Preferred stock dividends	-	-	(49)

Net income (loss) attributed to common shareholders	$(797)	$(690)	$1,120

Basic income (loss) per common share	$(0.05)	$(0.04)	$0.09

Diluted income (loss) per common share	$(0.05)	$(0.04)	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2009	2008	2007

Net income (loss)	$(797)	$(690)	$1,169

Foreign currency translation adjustment	224	(327)	69

Comprehensive income (loss)	$(573)	$(1,017)	$1,238

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

							Accumulated
	Preferred		Common		Additional		Other
	Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2007	34	$ -	11,014	$ 110	$37,504	$ (29,297)	$ (956)	$ 7,361

Issuance of preferred stock	-	-	1,667	17	8,705	-	-	8,722
Conversion of preferred								-
stock to common stock	(34)	-	1,916	19	(19)	-	-	-
Preferred stock dividends paid	-	-	-	-	(49)	-	-	(49)
Stock-based compensation								-
expense	-	-	-	-	344	-	-	344
Common stock issued for								-
options exercised	-	-	617	6	1,677	-	-	1,683
Adjustment of tax benefit of
options exercised	-	-	-	-	(115)	-	-	(115)
Common stock issued for
services provided	-	-	30	-	229	-	-	229
Issuance of warrants	-	-	-	-	510	-	-	510
Common stock issued for
warrants exercised	-	-	264	3	439	-	-	442
Foreign currency translation								-
adjustment	-	-	-	-	-	-	69	69
Net income	-	-	-	-	-	1,169	-	1,169
Balance, December 31, 2007	-	-	15,508	155	49,225	(28,128)	(887)	20,365

Stock-based compensation
expense	-	-	-	-	650	-	-	650
Common stock issued for
options exercised, net of
30,645 shares returned to
GSE to pay for employee's
income tax liabilities of
$251	-	-	194	2	29	-	-	31
Common stock issued for
services provided	-	-	17	-	131	-	-	131
Common stock issued for
warrants exercised	-	-	249	3	537	-	-	540
Foreign currency translation
adjustment	-	-	-	-	-	-	(327)	(327)
Net loss	-	-	-	-	-	(690)	-	(690)
Balance, December 31, 2008	-	-	15,968	160	50,572	(28,818)	(1,214)	20,700

Stock-based compensation
expense	-	-	-	-	906	-	-	906
Issuance of common stock	-	-	2,875	29	15,847	-	-	15,876
Common stock issued for
options exercised	-	-	58	-	103	-	-	103
Common stock issued for
services provided	-	-	19	-	113	-	-	113
Common stock issued for
warrants exercised	-	-	10	-	18	-	-	18
Foreign currency translation
adjustment	-	-	-	-	-	-	224	224
Net loss	-	-	-	-	-	(797)	-	(797)
Balance, December 31, 2009	-	$ -	18,930	$ 189	$67,559	$ (29,615)	$ (990)	$ 37,143

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$ (797)	$ (690)	$ 1,169
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	504	446	258
Capitalized software amortization	483	274	323
Amortization of deferred financing costs	46	142	533
Stock-based compensation expense	1,019	781	573
Elimination of profit on Emirates Simulation Academy, LLC contract	-	28	444
Amortization of deferred profit on Emirates Simulation Academy, LLC contract	(724)	-	-
Equity loss on investment in Emirates Simulation Academy, LLC	732	213	54
Reserve on cash collateral for Emirates Simulation Academy, LLC line of credit	1,291	-	-
(Gain)/loss on derivative instruments	(763)	453	11
Changes in assets and liabilities:
Contract receivables	(5,100)	(527)	(63)
Prepaid expenses and other assets	155	(143)	(416)
Accounts payable, accrued compensation and accrued expenses	4,148	(1,033)	(1,499)
Billings in excess of revenues earned	(1,421)	1,750	403
Accrued warranty reserves	207	342	(22)
Other liabilities	546	220	103
Net cash provided by operating activities	326	2,256	1,871

Cash flows from investing activities:
Release (restriction) of cash as collateral for letters of credit, bank guarantees,
and foreign currency contracts	2,484	(836)	(1,799)
Capital expenditures	(361)	(705)	(778)
Capitalized software development costs	(861)	(591)	(673)
Investment in Emirates Simulation Academy, LLC	(14)	(486)	(261)
Net cash provided by (used in) investing activities	1,248	(2,618)	(3,511)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,997	571	2,125
Restriction of cash for credit facility collateral	(600)	-	-
Net proceeds from issuance of common stock and warrants	-	-	9,232
Decrease in borrowings under lines of credit	-	-	(2,155)
Payment of ManTech preferred stock dividends	-	-	(316)
Tax benefit from option exercises	-	-	(115)
Payment of preferred stock dividends	-	-	(49)
Deferred financing costs	(20)	(88)	-
Net cash provided by financing activities	15,377	483	8,722
Effect of exchange rate changes on cash	45	(19)	17
Net increase in cash and cash equivalents	16,996	102	7,099
Cash and cash equivalents at beginning of year	8,274	8,172	1,073
Cash and cash equivalents at end of period	$ 25,270	$ 8,274	$ 8,172

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007

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

At December 31, 2009, the Company had cash and cash equivalents of $25.3 million and another $3.6 million available under its lines of credit.  Although the Company was in default on two of its financial covenants under its line of credit agreements, the Company has received a written waiver from its bank.  The Company anticipates that its cash on hand and its normal operations will provide all of the funds necessary to fund its consolidated operations during the next twelve months.  The Company believes that it will have sufficient liquidity and working capital without additional financing.

2.  Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s most significant estimates relate to revenue recognition, capitalization of software development costs, the accrual for estimated future warranty costs, and the recoverability of net deferred tax assets.  Actual results could differ from those estimates.

Revenue recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  In accordance with U.S. generally accepted accounting principles, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.  There are no probable claims outstanding as of December 31, 2009.

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

Revenue for contracts with multiple elements is recognized in accordance with ASC 605-25 Revenue Recognition- Multiple Element Arrangements.

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

 At December 31, 2009, the Company had $150,000 in a money market account with Bank of America (“BOA”).  There were no other cash equivalents.

At December 31, 2008, the Company had a commercial automated investment account with BOA under which, at the end of each business day, the funds in the Company’s operating account were swept into a money market fund.  The funds were returned to the Company’s operating account at the beginning of the next business day.  At December 31, 2008, the Company had $7.5 million in this money market account.

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

Billed receivables are recorded at invoiced amounts.  The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, and specific identification and review of past due accounts.  The activity in the allowance for doubtful accounts is as follows:

(in thousands)	As of and for the
	Years ended December 31,
	2009	2008	2007

Beginning balance	$2	$2	$3

Current year provision	1,744	-	-

Current year write-offs	-	-	(1)

Ending balance	$1,746	$2	$2

At a meeting of ESA’s three shareholders held at ESA on February 17, 2010, the shareholders reached agreement to siginificantly reduce costs and begin to explore options up to and including the selling of ESA. Accordingly, the Company increased its allowance for doubtful accounts by $1.6 million for the outstanding trade receivable from ESA as of December 31, 2009.  See Note 7 Investment in Emirates Simulation Academy, LLC.

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

Software development costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheets in accordance with U.S. generally accepted accounting principles.  Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers.  Amortization of capitalized computer software development costs is included in cost of revenue and is determined using the straight-line method over the remaining estimated economic life of the product, not to exceed three years.

Development expenditures

Development expenditures incurred to meet customer specifications under contracts are charged to contract costs.  Company sponsored development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored development activities relating to the development of new products and services or the improvement of existing products and services, were approximately $1.3 million, $907,000, and $1.2 million, for the years ended December 31, 2009, 2008, and 2007, respectively.  Certain of these expenditures were capitalized as software development costs.  See Note 6, Software development costs.

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

Goodwill is tested annually, on November 30, for impairment, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For goodwill, the impairment determination is made at the reporting unit level and consists of two steps.  First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.  Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  No impairment losses were recognized in 2009, 2008 or 2007.

Foreign currency translation

Balance sheet accounts for foreign operations are translated at the exchange rate at the balance sheet date, and income statement accounts are translated at the average exchange rate for the period.  The resulting translation adjustments are included in other comprehensive income (loss).  Transaction gains and losses, resulting from changes in exchange rates, are recorded in operating income in the period in which they occur.  For the years ended December 31, 2009, 2008, and 2007, foreign currency transaction gains (losses) were approximately $29,000, $41,000, and ($60,000), respectively.

Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty accounts is as follows:

(in thousands)	As of and for the
	Years ended December 31,
	2009	2008	2007

Beginning balance	$1,066	$724	$746

Current year provision	605	799	458

Current year claims	(407)	(448)	(483)

Currency adjustment	10	(9)	3

Ending balance	$1,273	$1,066	$724

Income taxes

Income taxes are provided under the asset and liability method.  Under this method, deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. Provision is made for the Company's current liability for federal, state and foreign income taxes and the change in the Company's deferred income tax assets and liabilities.

Stock-based compensation

Compensation expense related to share based awards is recognized on a pro rata straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period.  During the twelve months ended December 31, 2009 and 2008, the Company recognized $906,000 and $650,000, respectively, of pre-tax stock-based compensation expense under the fair value method.  As of December 31, 2009, the Company had $3.2 million of unrecognized compensation related to the unvested portion of outstanding stock option awards expected to be recognized through October 2015.

Income (loss) per share

Basic income (loss) per share is based on the weighted average number of outstanding common shares for the period.  Diluted income (loss) per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options, warrants or convertible preferred stock were exercised or converted into common stock.  The number of common shares and common share equivalents used in the determination of basic and diluted income (loss) per share was as follows:

[

(in thousands, except for share and per share amounts)
	Years ended December 31,
	2009	2008	2007
Numerator:
Net income (loss)	$(797)	$(690)	$1,169
Preferred stock dividends	-	-	(49)

Net income (loss) attributed to
common stockholders	$(797)	$(690)	$1,120

Denominator:
Weighted-average shares outstanding for basic
earnings per share	16,938,392	15,746,616	12,927,128

Effect of dilutive securities:
Employee stock options, warrants and
convertible preferred stock	-	-	1,890,525

Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	16,938,392	15,746,616	14,817,653

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	1,791,757	1,196,746	74,808

Conversion of outstanding stock options and warrants was not assumed for the years ended December 31, 2009 and 2008, because the impact was anti-dilutive. Included in the 1,791,757 shares and the 1,196,746 shares related to dilutive securities excluded from the diluted earnings per share calculation for the years ended December 31, 2009 and 2008, respectively, were in-the-money options and warrants totaling 641,631 shares and 910,480 shares, respectively.  The difference between the basic and diluted number of weighted average shares outstanding for the year ended December 31, 2007, represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period.  The net income for the year ended December 31, 2007, was decreased by preferred stock dividends of $49,000 in calculating the per share amounts.

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

	Years ended December 31,
	2009	2008	2007
Slovenské elektrárne, a.s.	13.5%	0.0%	0.0%
Emerson Process Management	12.1%	16.2%	7.9%
Titan-2 Concern	10.7%	0%	0%
American Electric Power	6.8%	10.5%	0.5%
Emirates Simulation Academy LLC	0.0%	4.2%	31.1%

Fair values of financial instruments

The carrying amounts of current assets and current liabilities reported in the Consolidated Balance Sheets approximate fair value due to their short term duration.

Deferred financing fees

The Company amortizes the cost incurred to obtain debt financing over the term of the underlying obligations.  The amortization of deferred financing costs is included in interest expense.  Unamortized deferred financing costs are classified within other assets in the consolidated balance sheets.

Derivative instruments

The Company adopted ASC 815, Derivatives and Hedging, on January 1, 2009.  ASC 815 enhances the disclosure requirements about an entity’s derivative instruments and hedging activities.

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

As of December 31, 2009, the Company had foreign exchange contracts for sale of approximately 2 million Pounds Sterling, 3 million Euro, and 759 million Japanese Yen at fixed rates.  At December 31, 2008, the Company had foreign exchange contracts for sale of approximately 2 million Pounds Sterling, 4 million Euro, and 68 million Japanese Yen at fixed rates. The contracts expire on various dates through February 2014.  The Company had not designated the foreign exchange contracts as hedges and had recorded the estimated fair value of the contracts in the consolidated balance sheet as follows:

	December 31,
(in thousands)	2009	2008

Asset derivatives
Prepaid expenses and other current assets	$515	$14
Other assets	396	537
	911	551

Liability derivatives
Other current liabilities	(34)	(426)
Other liabilities	(65)	(183)
	(99)	(609)

Net fair value	$812	$(58)

The changes in the fair value of the foreign exchange contracts are included in gain (loss) on derivative instruments in the consolidated statement of operations.

The foreign currency denominated trade receivables, unbilled receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into the functional currency using the current exchange rate at the end of the period.   The gain or loss resulting from such remeasurement is also included in gain (loss) on derivative instruments in the consolidated statement of operations

For the years ended December 31, 2009, 2008 and 2007, the Company recognized a net gain (loss) on its derivative instruments as outlined below:
	Year ended December 31,
(in thousands)	2009	2008	2007

Foreign exchange contracts- change	$ 851	$ (174)	$ (11)
in fair value
Remeasurement of related contract
receivables and billings in excess
of revenue earned	(88)	(279)	-
	$ 763	$ (453)	$ (11)

New accounting standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC” or “the Codification”) as the source of authoritative generally accepted accounting principles ("GAAP") recognized by the FASB for non-governmental entities.  The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009, which for GSE was September 30, 2009.  The Codification superseded all then-existing non-SEC accounting and reporting standards.  The Codification did not change rules and interpretations of the SEC which are also sources of authoritative GAAP for SEC registrants.  There were no changes to the Company’s consolidated financial statements upon adoption.

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

(in thousands)	December 31,
	2009	2008
Billed receivables	$ 8,183	$ 7,320
Recoverable costs and accrued profit not billed	9,504	3,633
Allowance for doubtful accounts	(1,746)	(2)
Total contract receivables, net	$ 15,941	$ 10,951

4.  Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	December 31,
	2009	2008
Prepaid expenses	$ 348	$ 701
Employee advances	-	19
Deferred income taxes- current	-	126
Other current assets	1,143	264
Total	$ 1,491	$ 1,110

5.  Equipment and leasehold improvements

Equipment and leasehold improvements consist of the following:

(in thousands)	December 31,
	2009	2008
Computer equipment	$ 2,954	$ 2,965
Leasehold improvements	166	113
Furniture and fixtures	944	916
	4,064	3,994
Accumulated depreciation	(3,075)	(2,861)
Equipment and leasehold improvements, net	$ 989	$ 1,133

Depreciation expense was approximately $504,000, $446,000, and $258,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

6.  Software development costs

Software development costs, net, consist of the following:

(in thousands)	December 31,
	2009	2008
Capitalized software development costs	$ 2,318	$ 1,878
Accumulated amortization	(453)	(391)
Software development costs, net	$ 1,865	$ 1,487

Software development costs capitalized were approximately $861,000, $591,000, and $673,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  Amortization of software development costs capitalized was approximately $483,000, $274,000, and $323,000, for the years ended December 31, 2009, 2008, and 2007, respectively, and was included in cost of revenue.

7.  Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates,  was formed to build and operate simulation training academies in the Arab Gulf Region.  The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Research and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership).  Prior to the charges taken in the fourth quarter as described below, GSE’s investment in ESA totaled $117,000 and $718,000 at December 31, 2009 and 2008, respectively, and was included on the consolidated balance sheet in other assets.  The Company accounts for its investment in ESA using the equity method.   For the years ended December 31, 2009 and 2008, the Company recognized a $615,000 and $213,000 equity loss, respectively, on its investment in ESA.  The equity loss was recorded in other expense, net.

In January 2006, GSE received a $15.1 million contract from ESA (the “ESA Contract”) to supply five simulators and an integrated training program.  The Company received change orders totaling $1.8 million from ESA which increased the total order value to $16.9 million. For the years ended December 31, 2008 and 2007, the Company recognized $1.2 million and $9.9 million, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for 4.2% and 31.2% of the Company’s consolidated revenue.  In accordance with the equity method of accounting, the Company eliminated 10% of the profit from the ESA Contract as the training simulators are assets that have been recorded on the books of ESA, and the Company was thus required to eliminate its proportionate share of the profit included in the asset value.  The profit elimination totaled $28,000 and $444,000 for the years ended December 31, 2008 and 2007, respectively, and was recorded as an other liability on the balance sheet.   ESA assigned a four year life to the simulators and began to amortize the training simulators on their books effective January 1, 2009.  Accordingly, on January 1, 2009, GSE began to amortize the deferred profit to other income over a four year period, recognizing income of $181,000 in the year ended December 31, 2009.

Under the terms of the ESA Contract, the Company provided a $2.1 million performance bond to ESA, this performance bond expired on September 30, 2009 and the restricted cash that had collateralized the performance bond was released by BOA in early October 2009.

 The Company has provided a partial guarantee of 10% of ESA’s credit facility with Union National Bank; $1.2 million was deposited into a restricted interest-bearing account with UNB in 2006.  The interest earned on the restricted cash is part of the pledged deposit.

At December 31, 2009, ESA had borrowed a total of AED 36.4 million ($9.9 million) from its credit facility with Union National Bank, including accrued interest payable.  ESA was delinquent in paying both principal and interest (a total of AED 5.3 million or $1.5 million) and in January 2010, UNB drew upon the guarantees of the three partners to pay off the delinquency, withdrawing $145,000 from GSE’s restricted cash account.  In February 2010, GSE was notified that ESA had missed another loan payment and that 10% of the amount due ($24,000) would be withdrawn from the Company’s restricted cash account.

At a meeting of ESA’s three shareholders held at ESA on February 17, 2010, the shareholders reached agreement to siginificantly reduce costs and begin to explore options up to and including the selling of ESA.

Accordingly, based upon these events, the Company has determined that its remaining investment in ESA at December 31, 2009 has been impaired and has established reserves for the $1.6 million trade receivable due from ESA at December 31, 2009 and for the cash that GSE has on deposit with UNB as a partial guarantee for ESA’s credit facility.  Partially offsetting these charges is the reversal of the remaining deferred profit related to the Company’s sale of five simulators to ESA in prior years and the remaining agent fee that was due upon payment of the final outstanding receivable.  The charges recorded and the presentation in the statement of operations for the year ended December 31, 2009 are as follows:

Year ended
(in thousands)	December 31, 2009

Trade receivable	$ 1,604
Accrued agent fee	(96)
Operating expense	1,508

Restricted cash- bank guarantee and
accrued interest income	1,291
Investment in ESA	117
Deferred profit	(543)
Other expense, net	865

Total	$ 2,373

8.  Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis in the first quarter of fiscal 2009, and such adoption did not have a material impact on the Company’s financial statement disclosures.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2009 and December 31, 2008 based upon the short-term nature of the assets and liabilities.

At December 31, 2009, the Company had $150,000 deposited in a money market account with BOA.  At December 31, 2008, the Company had a commercial automated investment account under which, at the end of each business day, the funds in the Company’s operating account were swept into a money market fund.  The funds were returned to the operating account at the beginning of the next business day.  At December 31, 2008, the balance in this fund was $7.5 million and was included on the balance sheet under cash and cash equivalents.  The Company terminated this automated investment account in the second quarter 2009.

As of December 31, 2009, the Company was contingently liable for five standby letters of credit, one bank guarantee and two surety bonds totaling $3.5 million which represent performance bonds on eight contracts.  The Company has deposited the full value of two of the standby letters of credit in certificates of deposit ($336,000) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at December 31, 2009 as restricted cash and long-term restricted cash depending on the expiration date of the certificate of deposit.

On May 5, 2009, one of the Company’s two credit agreements with Bank of America was amended to increase the principal amount of the line from $1.5 million to $2.5 million.  In addition, the agreement was amended to include a $600,000 certificate of deposit issued by Bank of America in the borrowing base calculation to determine the maximum amount of available funds that the Company could borrow from the line.  The cash deposited in this certificate of deposit has been recorded on the Company’s balance sheet at December 31, 2009 as restricted cash.

The following table presents assets and liabilities measured at fair value at December 31, 2009:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$150	$-	$-	$150
Certificates of deposit	936	-	-	936
Foreign exchange contracts	-	911	-	911

Total assets	$1,086	$911	$-	$1,997

Foreign exchange contracts	$-	$(99)	$-	$(99)

Total liabilities	$-	$(99)	$-	$(99)

9.  Long-term debt

At December 31, 2009 and 2008, the Company had no long-term debt.

Line of Credit

On March 28, 2008, the Company entered into two separate revolving line of credit agreements for two-year revolving lines of credit with Bank of America, N.A. (“BOA”).  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit in the principal amount of up to $3.5 million enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit was originally in the principal amount of up to $1.5 million, however, on May 5, 2009, the credit agreement was amended to increase the principal amount to $2.5 million.  This line of credit enables the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly. The credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  In addition, both credit agreements contain financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio.  At December 31, 2009, the Company was in default on two of the financial covenants.  The financial covenant calculations at December 31, 2009 are shown below:

As of
	Covenant	Dec. 31, 2009

Tangible net worth	Must Exceed $15.0 million	$33.5 million
Debt service coverage ratio	Must Exceed 1.25 : 1.00	(1,582) : 1.00
Funded debt to EBITDA ratio	Not to Exceed 2.50 : 1.00	2.74 : 1.00

At December 31, 2009 and throughout all of 2009, the Company had no outstanding borrowings against its lines of credit.  Accordingly, the Company did not incur any bank interest expense in 2009.  However, the Company did incur approximately $1,000 of interest expense related to late payments to vendors.  This, in conjunction with the Company’s net loss for the year ended December 31, 2009, has resulted in a negative debt service coverage ratio.   For the funded debt to EBITDA ratio calculation, the amount of outstanding letters of credit and bank guarantees that are not cash collateralized are included as funded debt.  The Company has received a written waiver from BOA.

At December 31, 2009, the Company’s available borrowing base under the two lines of credit was $6.0 million of which $2.4 million had been utilized as collateral for three standby letters of credit.

10.  Income taxes

The consolidated income (loss) before income taxes, by domestic and foreign sources, is as follows:

(in thousands)		Years ended December 31,
		2009	2008	2007
Domestic		$ (2,115)	$ (674)	$ 1,496
Foreign		2,235	113	(284)
	Total	$ 120	$ (561)	$ 1,212

The provision for income taxes is as follows:

	Years ended December 31,
	2009	2008	2007

Federal	$ 29	$ -	$ (111)
State	80	10	7
Foreign	512	245	147
Subtotal	621	255	43

Federal and state	-	-	-
Foreign	296	(126)	-
Subtotal	296	(126)	-

Total	$ 917	$ 129	$ 43

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity.  The net reduction in taxes otherwise payable in excess of any amount credited to income tax benefit has been credited to additional paid-in capital.  As of December 31, 2009, the Company had $5.5 million of unrecognized excess tax deductions related to compensation for stock option exercises which will be recognized when the net operating loss carryforwards are fully utilized and those excess tax benefits result in a reduction to income taxes payable.

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	Effective Tax Rate Percentage (%)
	Years ended December 31,
	2009	2008	2007
Statutory federal income tax rate	34.0%	(34.0)%	34.0%
State income taxes, net of federal tax benefit	44.0	1.2	0.4
Effect of foreign operations	282.9	0.2	16.2
Change in valuation allowance	96.7	39.6	(42.0)
Other, principally permanent differences	306.6	16.0	(5.1)
Effective tax rate	764.2%	23.0%	3.5%

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  A summary of the tax effect of the significant components of the deferred income tax assets (liabilities) is as follows:

(in thousands)	December 31,
	2009	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$ 5,650	$ 6,691	$ 6,799
Capital loss carryforwards	2,443	1,675	1,584
Accruals and reserves	251	61	31
Expenses not currently deductible for tax purposes	1,153	412	264
Alternative minimum tax credit carryforwards	166	162	162
Other	660	654	479
Total deferred tax asset	10,323	9,655	9,319
Valuation allowance	(8,375)	(8,259)	(8,868)
Total deferred tax asset less valuation allowance	1,948	1,396	451

Deferred tax liabilities:
Tax in excess of book depreciation	-	(8)	-
Undistributed earnings of foreign subsidiary	(1,313)	(683)	-
Software development costs	(724)	(579)	(451)
Other	(87)	-	-
Total deferred tax liability	(2,124)	(1,270)	(451)

Net deferred tax asset (liability)	$ (176)	$ 126	$ -

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future income in making this assessment.  Management believes that the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its deferred tax assets. However, other than for a portion of the deferred tax assets that are related to the Company’s Swedish subsidiary, the Company presently does not have sufficient objective evidence to substantiate the recovery of the deferred tax assets. Accordingly, the Company has established a full $8.4 million valuation allowance on its deferred tax assets at December 31, 2009.  The valuation allowance for deferred tax assets increased by $116,000 in 2009, decreased by $609,000 in 2008 and decreased by $1.3 million in 2007.

At December 31, 2009, the Company’s largest deferred tax asset related to a U.S. net operating loss carryforward of $15.4 million which expires in various amounts between 2017 and 2028.  The amount of U.S. loss carryforward which can be used by the Company each year is limited due to changes in the Company’s ownership which occurred in 2003.  Thus, a portion of the Company’s loss carryforward may expire unutilized.

The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense.  As of December 31, 2009, the Company has no accrued interest or penalties.

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

At the date of issuance, the fair value of the Warrants was $510,000 and the fair value of the Shares was $9.5 million.   The fair value of the Warrants and the Shares was determined by the use of the relative fair value method, in which the $10.0 million gross proceeds was allocated based upon the fair values of the Warrants, as determined by using the Black-Scholes Model, and the Shares, as determined by the closing price of the common stock on the NYSE Amex Stock Exchange on the date the transaction was closed.

The Company paid the placement agent a fee in the amount of 6% of the gross proceeds received by the Company from the offering ($600,000).  In addition to the placement agent fee, the Company paid $168,000 of other transaction fees related to the offering.

The proceeds were used to pay down the Company’s line of credit and for other working capital purposes.

On September 4, 2009, the Company raised $15.0 million through the sale of 2.5 million shares of its common stock, $.01 par value per share.  The shares were sold under a shelf registration statement which was declared effective by the Securities and Exchange Commission on August 21, 2009.  On September 23, 2009, the Company raised an additional $2,250,000 when the Company’s underwriter, exercised an over-allotment option in full to purchase an additional 375,000 shares of the Company’s common stock at the public offering price of $6.00 per share.  The aggregate net proceeds received by the Company from the two transactions was approximately $15.9 million.  The Company paid the underwriter a fee in the amount of 6% of the gross proceeds received by the Company from the offering ($1,035,000) and paid 339,000 in other transaction fees.

As of December 31, 2009, the Company has reserved 2,708,553 shares of common stock for issuance: 1,758,902 shares upon exercise of outstanding stock options; 302,709 shares upon exercise of outstanding warrants; 463,603 shares for future grants under the Company’s 1995 Long-Term Incentive Plan; 16,672 shares to be issued in accordance with the Company’s investor relations consulting agreement; and 166,667 shares upon exercise of warrants that the Company is obligated to issue in the event of a default under its June 2007 common stock sale as discussed above.

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

Each investor received a five-year warrant to purchase GSE common stock equal to 20% of the shares they would receive from the conversion of the Convertible Preferred Stock, at an exercise price of $1.77.  In aggregate, the Company issued warrants to purchase a total of 480,226 shares of GSE common stock.  The Convertible Preferred Stockholders were entitled to an 8% cumulative dividend, payable on a semiannual basis every June 30 and December 30.  In 2007, the Company paid dividends totaling $49,000 to the preferred stockholders

At any time after March 1, 2007, the Company had the right to convert the Preferred Stock into shares of GSE common stock when the average of the current stock price during the twenty trading days immediately prior to the date of such conversion exceeded 200% of the Series A Conversion Price.  On March 7, 2007, the Company sent notice to the holders of the remaining 20,000 outstanding shares of its Preferred Stock that the average current stock price for the prior twenty trading days had exceeded 200% of the Conversion Price, and that the Company was converting the outstanding Preferred Stock into common stock.  The 20,000 shares of Preferred Stock converted to 1,129,946 shares of GSE common stock.  In 2007, the Preferred Stockholders exercised 62,147 warrants; no warrants were exercised in 2009 or 2008.

The Company paid the placement agent, as part of its fee for assisting the Company with the offering, 6% of the gross proceeds received by the Company from the offering ($255,000) plus five-year warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.77 per share. In addition to the placement agent fee, the Company paid $140,000 of other transaction fees related to the offering.  At the date of issuance, the fair value of the placement agent warrants was $128,000, as established using the Black-Scholes Model, and was recorded in paid-in capital, with the offset recognized as a reduction of the preferred stock proceeds.  In the years ended December 31, 2009, 2008 and 2007, 10,000, 0, and 97,000, respectively, of the placement agent warrants were exercised.

13.  Stock-based compensation

Long-term incentive plan

During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the “Plan”), which permits the granting of stock options (including incentive stock options and nonqualified stock options) stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination of these to employees, directors or consultants.  Options to purchase shares of the Company’s common stock under the Plan expire in either seven or ten years from the date of grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the grant date and 30% vesting on each of the second and third anniversaries of the grant date, subject to acceleration under certain circumstances. At the Special Meeting of Stockholders held on December 31, 2007, the shareholders approved amendments to the Plan which extended the life of the plan ten years to June 30, 2018 and increased the number of shares that could be issued under the Plan to 3,500,000 from 2,500,000.  As of December 31, 2009, the Company had 463,603 shares of common stock reserved for future grants under the Plan.

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

During the years ended December 31, 2009, 2008, and 2007, the Company recognized $906,000, $650,000 and $344,000, respectively of pre-tax stock-based compensation expense under the fair value method.

Stock option and warrant activity

During the year ended December 31, 2009, the Company granted stock options to purchase 115,000 shares of common stock to GSE directors, officers, and employees.  No warrants to purchase shares of common stock were issued in 2009.

Information with respect to stock option and warrant activity as of and for the year ended December 31, 2009, is as follows:

				Weighted
			Aggregate	Average
	Number	Weighted	Intrinsic	Remaining
	of	Average	Value	Contractual Life
	Shares	Exercise Price	(in thousands)	(Years)

Shares under option and warrant, December 31, 2008	2,018,676	$4.16
Options granted	115,000	5.89
Options exercised	(68,350)	4.30
Options forfeited	(3,715)	5.95
Shares under option and warrant, December 31, 2009	2,061,611	4.33	$3,337	5.238
Options expected to vest	827,723	6.18	$-	8.154
Options and warrants exercisable at December 31, 2009	1,233,888	$3.09	$3,337	3.281

A summary of the status of the Company’s nonvested options as of and for the year ended December 31, 2009, is presented below.  All outstanding warrants were vested prior to 2009.

		Weighted
	Number	Average
	of Shares	Fair Value

Nonvested options at December 31, 2008	1,055,163	$ 4.16
Options granted	115,000	3.69
Options vested during the period	(338,725)	2.88
Options forfeited	(3,715)	4.49

Nonvested options at December 31, 2009	827,723	$ 4.35

The fair value of the options and warrants granted in 2009, 2008, and 2007, were estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Years ended December 31,
	2009	2008	2007

Risk-free interest rates	1.71% - 3.04%	2.75% - 3.05%	4.77% - 5.02%
Dividend yield	0%	0%	0%
Expected life	5.5 - 7.0 years	4.9 - 8.5 years	3.2 - 5.4 years
Volatility	65.9% - 78.22%	68.8% - 78.22%	70.54% - 71.99%
Weighted average volatility	67.85%	77.40%	71.02%

As of December 31, 2009, the Company had $3.2 million of unrecognized compensation expense related to the unvested portion of outstanding stock options expected to be recognized on a pro-rata straight line basis over a weighted average remaining service period of approximately 5.8 years.

The Company received cash for the exercise price associated with stock options exercised of $103,000, $282,000, and $1,683,000 during the years ended December 31, 2009, 2008, and 2007, respectively.   The total intrinsic value realized by participants on stock options exercised was $213,000, $1.4 million and $3.6 million during the years ended December 31, 2009, 2008, and 2007, respectively.

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

The consulting agreement was extended for an additional eighteen months from November 2007 through April 2009 and an additional 25,000 shares of common stock was issued as partial compensation for services rendered, with the shares vesting in monthly increments of 1,388 shares.  The Company delivered the 25,000 common shares to the investor relations firm in April 2009.

The consulting agreement was extended again for an additional eighteen months from May 2009 through October 2010 and an additional 30,000 shares of common stock will be issued as partial compensation for services rendered, with the shares vesting in monthly increments of 1,666.

Compensation expense is determined based on the price per share on the last day of each month.   For the year ended December 31, 2009, the average price per share was $5.96 and the total compensation expense recognized by the Company was $113,000.  For the year ended December 31, 2008, the average price per share was $7.87 and the total compensation expense recognized by the Company was $131,000.  For the year ended December 31, 2007, the average price per share was $7.79 and the total compensation expense recognized by the Company was $229,000.

14.  Commitments and contingencies

Leases

The Company is obligated under certain noncancelable operating leases for office facilities and equipment.  Future minimum lease payments under noncancelable operating leases as of December 31, 2009 are as follows:

(in thousands)	Gross Future
Minimum Lease
Payments

2010	$801
2011	592
2012	491
2013	444
2014	430
Thereafter	1,647
Total	$4,405

Total rent expense under operating leases for the years ended December 31, 2009, 2008, and 2007 was approximately $867,000, $921,000, and $930,000, respectively.

Standby Letters of credit, bank guarantees, surety bonds and performance bonds

As of December 31, 2009, the Company was contingently liable for five standby letters of credit, one bank guarantee and two surety bonds totaling $3.5 million which represent performance bonds on eight contracts. Two of the letters of credit and the bank guarantee have been cash collateralized and three of the letters of credit have been collateralized using the Company’s line of credit

The Company has provided a partial guarantee of 10% of ESA’s credit facility with Union National Bank; $1.2 million was deposited into a restricted interest-bearing account with UNB in 2006.  The interest earned on the restricted cash is part of the pledged deposit.  In January 2010, the Company was notified by UNB that ESA was delinquent in making principal and interest payments on the outstanding borrowings from their credit facility and that UNB had drawn upon the guarantees of the three partners to pay off the delinquency, withdrawing $145,000 from GSE’s restricted cash account.  In February 2010, GSE was notified that ESA had missed another loan payment and that 10% of the amount due ($24,000) would be withdrawn from the Company’s restricted cash account. The Company established a full reserve against the $1.3 million restricted cash account as of December 31, 2009.

Contingencies

Various actions and proceedings are presently pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

15.  Employee benefits

The Company has a qualified defined contribution plan that covers substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic contribution matches a portion of the participants' contributions based upon a defined schedule. The Company's contributions to the plan were approximately $197,000, $171,000, and $136,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

16.  Segment information

The Company has one reportable business segment that provides simulation solutions and services to the nuclear and fossil fuel power industry, and to the chemical and petrochemical industries.  Contracts typically range from 10 months to three years.

For the years ended December 31, 2009, 2008, and 2007, 73%, 54%, and 45% of the Company’s consolidated revenue was from customers in the nuclear power industry, respectively. The Company designs, develops and delivers business and technology solutions to the energy industry worldwide.  Revenue, operating income (loss) and total assets for the Company’s United States, European, and Asian subsidiaries as of and for the years ended December 31, 2009, 2008, and 2007 are as follows:

(in thousands)	Year ended December 31, 2009
	United States	Europe	Asia	Eliminations	Consolidated

Contract revenue	$34,056	$6,004	$-	$-	$40,060
Transfers between geographic locations	323	30	604	(957)	-
Total contract revenue	$34,379	$6,034	$604	$(957)	$40,060
Operating income (loss)	$(536)	$1,018	$81	$-	$563
Total assets, at December 31	$71,216	$5,710	$231	$(27,637)	$49,520

(in thousands)	Year ended December 31, 2008
	United States	Europe	Asia	Eliminations	Consolidated

Contract revenue	$24,483	$4,521	$-	$-	$29,004
Transfers between geographic locations	177	23	407	(607)	-
Total contract revenue	$24,660	$4,544	$407	$(607)	$29,004
Operating income (loss)	$(682)	$641	$29	$-	$(12)
Total assets, at December 31	$55,460	$3,110	$82	$(27,637)	$31,015

	Year ended December 31, 2007
	United States	Europe	Asia	Eliminations	Consolidated

Contract revenue	$28,530	$3,370	$-	$-	$31,900
Transfers between geographic locations	268	89	180	(537)	-
Total contract revenue	$28,798	$3,459	$180	$(537)	$31,900
Operating income (loss)	$2,453	$(182)	$(60)	$-	$2,211
Total assets, at December 31	$48,251	$2,061	$86	$(22,034)	$28,364

Approximately 65%, 63%, and 71% of the Company’s 2009, 2008, and 2007 revenue, respectively, was derived from international sales of its products and services from all of its subsidiaries.

17.  Supplemental disclosure of cash flow information

(in thousands)	Year ended December 31,
	2009	2008	2007

Cash paid:
Interest	$ 1	$ 2	$ 252
Income taxes	$ 206	$ 68	$ 172

18.  Quarterly financial data (unaudited)

The Company’s quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

(in thousands, except per share data)
	Year ended December 31, 2009 Quarterly Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Contract revenue	$8,128	$10,650	$10,217	$11,065
Operating income (loss)	531	658	428	(1,054)
Net income (loss)	333	571	458	(2,159)

Basic income (loss)
per common share	$0.02	$0.04	$0.03	$(0.11)
Diluted income (loss)
per common share	$0.02	$0.03	$0.03	$(0.11)

	Year ended December 31, 2008 Quarterly Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Contract revenue	$7,083	$6,555	$7,001	$8,365
Operating income	(174)	(148)	170	140
Net income	(293)	(270)	(58)	(69)

Basic loss per common share	$(0.02)	$(0.02)	$-	$-

Diluted loss per common share	$(0.02)	$(0.02)	$-	$-

19.  Subsequent Events

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), setting forth principles and requirements to be applied to the accounting for and disclosure of subsequent events. The statement sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date shall be recognized in the financial statements and the required disclosures about events or transactions that occurred after the balance sheet date. ASC 855 became effective for interim or annual reporting periods ending after June 15, 2009. The Company has evaluated the period subsequent to December 31, 2009 and through March 11, 2011 (the date the financial statements were available to be issued) for events that did not exist at the balance sheet date but arose after that date.

GSE SYSTEMS, INC.
FORM 10-K
For the Year Ended December 31, 2009

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”), who is its principal executive officer, and Chief Financial Officer (“CFO”), who is its principal financial officer, to allow timely decisions regarding required disclosure.  At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Exchange Act.  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of December 31, 2008, such disclosure controls and procedures were not effective because of the material weakness identified as described below.

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

Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8 of this Annual Report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting

The Company has made no changes in its internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item, including items 401, 405 406 and 407 of Regulation S-K, is incorporated by reference to the sections captioned “Directors and Executive Officers” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

The Company has adopted a Conduct of Business Policy that applies to its directors, officers and employees, including its principal executive officer, and principal financial officer.  The Conduct of Business Policy is available on the Company’s website at www.gses.com.  In addition, the Company has adopted a Code of Ethics for its principal executive officer and senior financial officers which is also available on the Company’s website.  The Company will post on its website information about any amendment to, or waiver from, any provision of the Code of Ethics that applies to its principal executive officer, principal financial officer, or principal accounting officer.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this item will either be set forth under the “Compensation of Directors and Executive Officers” section in the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be either set forth under the sections captioned “Voting Securities and Principal Holders Thereof,” and “Compensation of Directors and Executive Officers” in the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item will be either set forth under the “Directors and Executive Officers” section in the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be either set forth under the “Audit Committee Pre-Approval of Audit and Non-Audit Services” section in the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  List of Financial Statements

The following financial statements are included in Item 8:

GSE Systems, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements

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

Date:  March 11, 2010                                                                             / s / JOHN MORAN
John Moran, Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2010                                                                             / s / JEFFERY G. HOUGH
Jeffery G. Hough, Senior Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 11, 2010           (Jerome I. Feldman, Chairman of the Board  )       By:  / s / JEFFERY G. HOUGH
(Michael D. Feldman, Director                       )              Jeffery G. Hough
(Dr. Sheldon L. Glashow, Director                 )Attorney-in-Fact
(Jane Bryant Quinn, Director                          )
(Dr. Roger Hagengruber, Director                  )
(Joseph W. Lewis, Director                            )
(George J. Pedersen, Director                         )
(Orrie Lee Tawes III, Director                         )

A Power of Attorney, dated March 2, 2010 authorizing Jeffery G. Hough to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 on behalf of certain of the directors of the Registrant is filed as Exhibit 24.1 to this Annual Report.

Exhibit	Description of Exhibit

1	Underwriting Agreement

1.1
Underwriting Agreement, dated August 31, 2009 between the Company and Roth Capital Partners, LLC.  Previously filed in connection with Form 8-K as filed with the Securities and Exchange Commission on September 1, 2009 and incorporated herein by reference.

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

4.4
Securities Purchase Agreement, dated as of June 15, 2007 by and between GSE Systems, Inc. and each of the Investors to sell a total of 1,666,667 shares of GSE Common Stock.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 18, 2007 and incorporated herein by reference.

4.6
Registration Rights Agreement, dated as of June 15, 2007 by and between GSE Systems, Inc. and each of the Investors.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 18, 2007 and incorporated herein by reference.

4. 7
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

10.20
First Amendment to $1,500,000 Domestic Revolving Line of Credit, dated May 5, 2009.  Previously filed in connection with the GSE Systems, Inc. Form 10-Q as filed with the Securities and Exchange Commission on May 11, 2009 and incorporated herein by reference.

10.21
First Amendment to $3,500,000 Ex-Im Bank-Guaranteed Transaction Specific Revolving Line of Credit, dated as of May 5, 2009.  Previously filed in connection with the GSE Systems, Inc. Form 10-Q as filed with the Securities and Exchange Commission on May 11, 2009 and incorporated herein by reference.

10.22
First Amendment to Security Agreement by and among GSE Systems, Inc., GSE Power Systems, Inc. and Bank of America N.A (Domestic Revolving Line of Credit), dated as of May 5, 2009.  Previously filed in connection with the GSE Systems, Inc. Form 10-Q as filed with the Securities and Exchange Commission on May 11, 2009 and incorporated herein by reference.

10.23
Ratification of Guarantee by GSE Process Solutions, Inc. and MSHI, Inc. (Domestic Revolving Line of Credit), dated May 5, 2009.  Previously filed in connection with the GSE Systems, Inc. Form 10-Q as filed with the Securities and Exchange Commission on May 11, 2009 and incorporated herein by reference.

10.24
Ratification of Guarantee by GSE Process Solutions, Inc. and MSHI, Inc. (Ex-Im Bank-Guaranteed Transaction Specific Revolving Line of Credit), dated May 5, 2009.  Previously filed in connection with the GSE Systems, Inc. Form 10-Q as filed with the Securities and Exchange Commission on May 11, 2009 and incorporated herein by reference.

10.25
Employment Agreement dated as of May 1, 2008 between GSE Systems, Inc. and John V. Moran.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on May 7, 2008 and incorporated herein by reference.*

10.26
Employment Agreement dated as of January 1, 2009 between GSE Systems, Inc. and Chin-our Jerry Jen.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.*

10.27
Employment Agreement dated as of January 1, 2009 between GSE Systems, Inc. and Jeffery G. Hough.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.*

Exhibit	Description of Exhibit

10.28
Employment Agreement dated as of January 1, 2009 between GSE Systems, Inc. and Michael D. Feldman.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.*

10.29
Employment Agreement dated as of January 1, 2009 between GSE Systems, Inc. and Gill R. Grady.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on January 7, 2009 and incorporated herein by reference.*

10.30	Waiver of Certain Financial Covenant Violations dated March 10, 2010, filed herewith.

14.	Code of Ethics

14.1
Code of Ethics for the Principal Executive Officer and Senior Financial Officers.  Previously filed in connection with the GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on March 31, 2006 and incorporated herein by reference.

21.	Subsidiaries.

21.1	List of Subsidiaries of Registrant at December 31, 2009, filed herewith.

23.	Consents of Experts and Counsel

23.1.	Consent of KPMG LLP, filed herewith.

24.	Power of Attorney

24.1	Power of Attorney for Directors’ and Officers’ Signatures on SEC Form 10-K, filed herewith.
31.	Certifications
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

Exhibit	Description of Exhibit

32.	Section 1350 Certifications

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith.

* Management contracts or compensatory plans required to be filed as exhibits pursuant to Item 14 (c) of this report.