Form 10-Q
period 2010-03-31
GSE SYSTEMS INC
filed 2010-05-10
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2010.
or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Periodfrom      to      .

Commission File Number:  001-14785

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

1332 Londontown Blvd., Suite 200, Sykesville, MD 21784
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 970-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  [  ]  No [X]

There were 18,937,032 shares of common stock, with a par value of $.01 per share outstanding as of May 7, 2010.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,222	$25,270
Restricted cash	937	938
Contract receivables, net	18,018	15,941
Prepaid expenses and other current assets	1,512	1,491
Total current assets	44,689	43,640

Equipment and leasehold improvements, net	949	989
Software development costs, net	1,934	1,865
Goodwill	1,739	1,739
Long-term restricted cash	455	876
Other assets	588	411
Total assets	$50,354	$49,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,155	$5,009
Accrued expenses	952	852
Accrued compensation and payroll taxes	1,637	1,747
Billings in excess of revenue earned	2,311	2,579
Accrued warranty	1,260	1,273
Other current liabilities	99	711
Total current liabilities	12,414	12,171

Other liabilities	159	206
Total liabilities	12,573	12,377
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized,
shares issued and outstanding none in 2010 and 2009	-	-
Common stock $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding 18,935,366 in 2010 and
18,930,368 in 2009	189	189
Additional paid-in capital	67,776	67,559
Accumulated deficit	(29,166)	(29,615)
Accumulated other comprehensive loss	(1,018)	(990)
Total stockholders' equity	37,781	37,143
Total liabilities and stockholders' equity	$50,354	$49,520

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended
	March 31,
	2010	2009

Contract revenue	$11,208	$8,128

Cost of revenue	8,063	5,699
Gross profit	3,145	2,429

Operating expenses:
Selling, general and administrative	2,561	1,778
Depreciation	131	120
Total operating expenses	2,692	1,898

Operating income	453	531

Interest income (expense), net	(2)	12
Gain (loss) on derivative instruments	(304)	13
Other income (expense), net	19	(110)
Income before income taxes	166	446

Provision (benefit) for income taxes	(283)	113
Net income	$449	$333

Basic income per common share	$0.02	$0.02

Diluted income per common share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months ended
	March 31,
	2010	2009

Net income	$449	$333

Foreign currency translation adjustment	(28)	(102)

Comprehensive income	$421	$231

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

					Accumulated
	Common		Additional		Other
	Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2010	18,930	$189	$67,559	$(29,615)	$(990)	$37,143

Stock-based compensation
expense	-	-	190	-	-	190
Common stock issued for
services provided	5	-	27	-	-	27
Foreign currency translation
adjustment	-	-	-	-	(28)	(28)
Net income	-	-	-	449	-	449
Balance, March 31, 2010	18,935	$189	$67,776	$(29,166)	$(1,018)	$37,781

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$449	$333
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	131	120
Capitalized software amortization	137	82
Amortization of deferred financing costs	10	18
Stock-based compensation expense	217	292
Amortization of deferred profit on Emirates Simulation Academy, LLC contract	-	(45)
Equity loss on investment in Emirates Simulation Academy, LLC	-	157
(Gain) loss on derivative instruments	304	(13)
Changes in assets and liabilities:
Contract receivables	(2,319)	(952)
Prepaid expenses and other assets	(253)	92
Accounts payable, accrued compensation and accrued expenses	1,138	109
Billings in excess of revenues earned	(264)	385
Other liabilities	(609)	18
Net cash provided by (used in) operating activities	(1,059)	596

Cash flows from investing activities:
Capital expenditures	(91)	(56)
Capitalized software development costs	(206)	(76)
Release of cash as collateral under letters of credit	421	-
Net cash provided by (used in) investing activities	124	(132)

Cash flows from financing activities:
Deferred financing costs	(82)	-
Proceeds from issuance of common stock	-	18
Net cash provided by (used in) financing activities	(82)	18

Effect of exchange rate changes on cash	(31)	(47)
Net increase (decrease) in cash and cash equivalents	(1,048)	435
Cash and cash equivalents at beginning of year	25,270	8,274
Cash and cash equivalents at end of period	$24,222	$8,709

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended March 31, 2010 and 2009
(Unaudited)

1.	Basis of Presentation and Revenue Recognition

Basis of Presentation

The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the “Company” or “GSE”) without independent audit.  In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted.  The results of operations for interim periods are not necessarily an indication of the results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2009 filed with the Securities and Exchange Commission on March 11, 2010.

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

We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q.  We completed one acquisition on April 26, 2010 which is disclosed in footnote 15 Subsequent Events. No significant events occurred subsequent to the balance sheet date or prior to the filing of this report that would have a material impact on our consolidated financial statements.

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

Revenue Recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  Revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.  There were no claims outstanding as of March 31, 2010.

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

The Company’s system design contracts do not normally provide for “post customer support service” (“PCS”) in terms of software upgrades, software enhancements or telephone support.  In order to obtain PCS, the customers must normally purchase a separate contract.  Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, and maintenance releases.  The Company recognizes revenue from these contracts ratably over the life of the agreements.

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

The following customers have provided more than 10% of the Company’s consolidated revenue for the indicated periods:

	Three Months ended
	March 31,
	2010	2009
Slovenské elektrárne, a.s.	19.2%	3.3%
Emerson Process Management	15.4%	14.5%
Genden Information System Co.	12.1%	4.7%

2.	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires: (1) disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurement categories and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in the Codification Subtopic 820-10: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. As ASU 2010-06 is disclosure-related only, the adoption of these changes had no impact on the financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Arrangements.  ASU 2009-13 amends the guidance that in the absence of vendor-specific objective and third-party evidence for deliverables in multiple-deliverable arrangements, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangements consideration using the relative selling price method.  ASU 2009-13 expands the disclosure requirements for multiple-deliverable revenue arrangements.  The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the potential impact on its financial statements.

3.	Basic and Diluted Income Per Common Share

Basic income per share is based on the weighted average number of outstanding common shares for the period.  Diluted income per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options or warrants were exercised into common stock.  The number of common shares and common share equivalents used in the determination of basic and diluted income per share were as follows:

(in thousands, except for share amounts)	Three Months ended
	March 31,
	2010	2009
Numerator:
Net income	$449	$333

Denominator:
Weighted-average shares outstanding for basic
earnings per share	18,932,090	15,991,498
Effect of dilutive securities:
Employee stock options and warrants	605,708	661,544
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	19,537,798	16,653,042

Shares related to potentially dilutive securities excluded
because inclusion would be anti-dilutive	1,168,485	1,104,978

4.	Contract receivables

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

(in thousands)	March 31,	December 31,
	2010	2009

Billed receivables	$ 8,773	$ 8,183
Recoverable costs and accrued profit not billed	10,851	9,504
Allowance for doubtful accounts	(1,606)	(1,746)
Total contract receivables, net	$ 18,018	$ 15,941

Recoverable costs and accrued profit not billed totaled $10.9 million and $9.5 million as of March 31, 2010 and December 31, 2009, respectively.  In April 2010, the Company invoiced $1.8 million of the March 31, 2010 unbilled amounts; the balance of the unbilled amounts is expected to be invoiced and collected within one year.

The following customers account for more than 10% of the Company’s consolidated net billed receivables for the indicated periods:

	March 31,	December 31,
	2010	2009
Genden Information System Co.	17.4%	0.0%
Westinghouse Electric Company	14.1%	0.0%
Emerson Process Management	13.6%	9.0%
Sinopec Ningbo Engineering Co.	11.4%	12.7%

In April 2010, the Company collected over 90% of the March 31, 2010 billed receivables related to the customers above; the balance of the net billed receivables is expected to be collected within one year.

5.	Software Development Costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheets.  Capitalization of computer software development costs begins upon the establishment of technological feasibility.  Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers.  Amortization of capitalized computer software development costs is included in cost of revenue and is determined using the straight-line method over the remaining estimated economic life of the product, typically three years.

Software development costs capitalized were $206,000 and $76,000 and total amortization expense was $137,000 and $82,000 for the quarters ended March 31, 2010 and 2009, respectively.

6.	Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates, was formed to build and operate simulation training academies in the Arab Gulf Region.  The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Research and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership).  The Company accounted for its investment in ESA using the equity method.  For the three months ended March 31, 2009, the Company recognized a $157,000 equity loss on its investment in ESA which was recorded in other income (expense), net.  In December 2009, the Company determined that its investment in ESA had been impaired and wrote off the remaining balance.

In 2006, GSE had received a contract totaling $16.9 million from ESA to supply five simulators and an integrated training program.  The contract was completed in 2008.  In accordance with the equity method of accounting, the Company eliminated 10% of the profit from the ESA contract as the training simulators were assets that had been recorded on the books of ESA, and the Company was thus required to eliminate its proportionate share of the profit included in the asset value.  ESA assigned a four year life to the simulators and began to amortize them on their books effective January 1, 2009.  Accordingly, on January 1, 2009, GSE began to amortize the deferred profit to other income over a four year period, recognizing income of $45,000 in the three months ended March 31, 2009.  In conjunction with the Company’s determination that its investment in ESA had been impaired, the remaining balance of the deferred profit was written off in December 2009.

The Company has provided a partial guarantee of 10% of ESA’s credit facility with Union National Bank (“UNB”); $1.2 million was deposited into a restricted interest-bearing account with UNB in 2007.  The interest earned on the restricted cash was part of the pledged deposit.  In January 2010, UNB drew upon the guarantees of the three partners to pay off ESA’s delinquent principal and interest, withdrawing $145,000 from GSE’s restricted cash account.  In the first quarter 2010, UNB notified the Company that another $24,000 would be withdrawn from GSE’s restricted cash account as ESA had missed another loan payment.  GSE established a reserve against the entire restricted cash balance as of December 31, 2009.

At both March 31, 2010 and December 31, 2009, the Company had trade receivables due from ESA totaling $1.6 million.  The Company established an allowance for doubtful accounts for the total ESA receivable balance at December 31, 2009.

7.	Fair Value of Financial Instruments

The Company adopted Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures for nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2009, and such adoption did not have a material impact on the Company’s financial statements or disclosures.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2010 and December 31, 2009 based upon the short-term nature of the assets and liabilities.

At March 31, 2010 and December 31, 2009 the Company had approximately $5.2 million and $150,000 respectively, deposited in a money market account with Bank of America (“BOA”).

As of March 31, 2010, the Company was contingently liable for seven standby letters of credit, one bank guarantee and three surety bonds totaling $3.7 million which represent performance and bid bonds on eleven contracts.  The Company has deposited the full value of two of the standby letters of credit in certificates of deposit ($336,000) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at March 31, 2010 as restricted cash and long-term restricted cash depending on the expiration date of the certificate of deposit.

On May 5, 2009, one of the Company’s two credit agreements with BOA was amended to include a $600,000 certificate of deposit issued by BOA in the borrowing base calculation to determine the maximum amount of available funds that the Company could borrow from the line.  The cash deposited in this certificate of deposit has been recorded on the Company’s balance sheet at March 31, 2010 as restricted cash.

The following table presents assets and liabilities measured at fair value at March 31, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market fund	$5,150	$-	$-	$5,150
Certificates of deposit	936	-	-	936
Foreign exchange contracts	-	777	-	777

Total assets	$6,086	$777	$-	$6,863

Foreign exchange contracts	$-	$(36)	$-	$(36)

Total liabilities	$-	$(36)	$-	$(36)

8.	Derivative Instruments

The Company adopted ASC 815, Derivatives and Hedging on January 1, 2009.  ASC 815 enhances the disclosure requirements about an entity’s derivative instruments and hedging activities.

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

As of March 31, 2010, the Company had foreign exchange contracts for sale of approximately 847,000  Pounds Sterling, 7.1 million Euro, and 759 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  At December 31, 2009, the Company had contracts for the sale of approximately 2 million Pounds Sterling, 3 million Euro, and 759 million Japanese Yen at fixed rates. The Company had not designated any of the foreign exchange contracts outstanding as hedges and had recorded the estimated fair value of the contracts in the consolidated balance sheet as follows:

	March 31,	December 31,
(in thousands)	2010	2009

Asset derivatives
Prepaid expenses and other current assets	$340	$515
Other assets	437	396
	777	911
Liability derivatives
Other current liabilities	(16)	(34)
Other liabilities	(20)	(65)
	(36)	(99)

Net fair value	$741	$812

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

For the three months ended March 31, 2010 and 2009, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three Months ended March 31,
(in thousands)	2010	2009

Foreign exchange contracts- change in
fair value	$(64)	$126
Remeasurement of related contract
receivables	(240)	(113)

Net gain (loss) on derivatives	$(304)	$13

9.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.   The Company recognized $217,000 and $292,000 of pre-tax stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively, under the fair value method.  The Company did not grant any stock options in the three months ended March 31, 2010.

10.	Long-term Debt

At March 31, 2010 and December 31, 2009, the Company had no long-term debt.

Lines of Credit

The Company has two separate revolving credit agreements for revolving lines of credit with Bank of America, N.A. (“BOA”) which expire on May 31, 2012.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit which was in the principal amount of up to $3.5 million was amended on March 29, 2010 to increase the principal amount to $5.0 million.  This revolving line of credit enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit is in the principal amount of up to $2.5 million. This line of credit enables the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly. The credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  In addition, both credit agreements contain financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio.  At March 31, 2010, the Company was in compliance with all of these financial covenants as shown below:

As of
	Covenant	March 31, 2010

Tangible net worth	Must Exceed $15.0 million	$34.1 million
Debt service coverage ratio	Must Exceed 1.25 : 1.00	4,677 : 1.00
Funded debt to EBITDA ratio	Not to Exceed 2.50 : 1.00	.85 : 1.00

At March 31, 2010, the Company’s available borrowing base under the two lines of credit was $5.5 million of which $757,000 had been utilized as collateral for standby letters of credit.

11.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2009	$ 1,273
Warranty provision	75
Warranty claims	(86)
Currency adjustment	(2)
Balance at March 31, 2010	$ 1,260

12.	Letters of Credit and Performance Bonds

As of March 31, 2010, the Company was contingently liable for seven standby letters of credit, one bank guarantee and three surety bonds totaling $3.7 million.  The letters of credit, bank guarantee and surety bonds were issued as either performance or bid bonds on eleven contracts.  Two of the standby letters of credit and the bank guarantee have been cash collateralized; five of the standby letters of credit were collateralized by the Company’s line of credit.

13.	Income Taxes

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

As of March 31, 2010, there have been no material changes to the liability for uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company expects to pay U.S. federal alternative minimum income taxes in 2010 and to pay income taxes in Sweden and China.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  In the first quarter 2010, the Company reversed a $400,000 accrual for foreign income tax withholding on a contract that it completed in China.  The Company has a full valuation allowance on its U.S. net deferred tax assets at March 31, 2010.

14.	Common Stock

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

15.	Subsequent Events

On April 26, 2010, the Company, through its wholly owned subsidiary, GSE Systems, Ltd, completed the acquisition of TAS Holdings Ltd (“TAS”).   TAS, located in Stockton-on-Tees in the United Kingdom, provides engineering consulting, specializing in electrical system design, instrumentation and controls engineering and automation engineering.  TAS also engages in the computer modeling of major electrical distribution systems containing variable sources of electric generation operating at different utilization voltages. The majority of TAS’s customers reside in the petroleum refining, oil and gas, chemical and petrochemical industries.

GSE Systems, Ltd. acquired 100% ownership in TAS for a purchase price of approximately $2.3 million in cash and GSE Systems, Inc. common stock.  The purchase price is subject to TAS attaining certain levels of pre-tax net income.

On April 26, 2010, TAS also entered into a sale and leaseback agreement with the former TAS shareholders.   Under the terms of the agreement, the former TAS shareholders purchased the building occupied by TAS for approximately $377,000 in cash, which was paid on the Closing Date, and TAS entered into a five-year lease for approximately $31,000 per year, payable in equal monthly installments.  TAS may terminate the lease after April 26, 2013 upon six months’ written notice.

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects”, “intends”, “believes”, “may”, “will” and “anticipates” to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors of the Company’s 2009 Annual Report on Form 10-K and those other risks and uncertainties detailed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

General Business Environment

The nuclear power industry has been largely dormant for the last thirty years with few opportunities to provide new full scope simulators.  The Company’s nuclear simulation business has concentrated mainly on providing services to the installed base of nuclear simulators worldwide.  These services are primarily related to upgrading antiquated simulation software and hardware systems, providing new and improved plant and system simulation models, and modifying the simulator to reflect changes in the physical plant.  However, over the last several years, the nuclear power industry has experienced a dramatic change, and most energy experts believe the industry is on the verge of a “renaissance”, driven by the gap between the energy that the world is projected to need versus the current capacity, the instability in the cost of oil, and growing environmental concerns over the usage of fossil fuels.  Nuclear News, a magazine issued by the American Nuclear Society, reported in their April 2010 edition that the results of a Gallup poll conducted March 4 – 7, 2010 by telephone showed that 62 percent of respondents either strongly or somewhat favored the use of nuclear energy to provide electricity, with 33 percent strongly or somewhat opposed.  The poll of 1,104 American adults showed the highest approval and lowest disapproval percentages since Gallup began polling on this subject in 1994.

Government and industry sources and trade journals report that up to 252 new nuclear plants could be built worldwide over the next 20 years.   In the U.S. alone, there are proposals for over twenty new reactors and the first 17 combined construction and operating licenses for these have been applied for, 13 of which remain under active Nuclear Regulatory Commission review.  Each new plant will be required to have a full scope simulator ready for operator training and certification about two years prior to plant operation.  In February 2010, President Obama announced that the federal government will provide $8.33 billion in loan guarantees for a pair of nuclear reactors to be built in Georgia at the Alvin W. Vogtle Electric Generating Plant by Georgia Power, a subsidiary of Southern Company. Georgia Power received an early site permit from the U.S. Nuclear Regulatory Commission for the two additional units in 2009 and preliminary site work has begun.  Westinghouse Electric Company LLC (“Westinghouse”) and its consortium team member The Shaw Group are under contract to provide two Westinghouse AP1000™ nuclear power plants at the Vogtle site.  The Company entered into an agreement with Westinghouse in 2005 in which GSE became Westinghouse’s preferred vendor for the development of simulators for their AP1000 reactor design.

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

The Company continues to develop its concept of integrating simulation with broader training programs and educational initiatives giving customers a turnkey alternative to traditional on-site operator and maintenance training.  The Company’s nuclear power plant operator training program with Georgia Power, a subsidiary of Southern Company, continues in 2010 with two classes scheduled during the year.  The scope of the training program includes modules on nuclear plant fundamentals, introduction to nuclear plant systems, human performance principles and team building, and an introduction to integrated nuclear plant operations.

On April 26, 2010, the Company completed the acquisition of TAS Holdings Ltd (“TAS”), acquiring 100% ownership in TAS for a purchase price of approximately $2.3 million in cash and GSE Systems, Inc. common stock.    TAS, located in Stockton-on-Tees in the United Kingdom, provides engineering consulting, specializing in electrical system design, instrumentation and controls engineering and automation engineering.  TAS also engages in the computer modeling of major electrical distribution systems containing variable sources of electric generation operating at different utilization voltages. The majority of TAS’s customers reside in the petroleum refining, oil and gas, chemical and petrochemical industries.  The acquisition of TAS was strategically important for the Company for the following reasons.  First, TAS’s expertise in electrical distribution system modeling with variable sources of power, such as renewable energy generation, will help GSE extend its capability into the modeling and simulation of electrical distribution and grid systems. Secondly, TAS routinely encounters training opportunities that coincide with their engineering and consulting projects thereby creating cross selling opportunities for GSE’s growing training organization. Third, the acquisition expands GSE’s presence in the UK through access to existing TAS clients such as British Petroleum and ConocoPhillips.  Lastly, the acquisition of TAS, coupled with GSE’s ongoing training activities at the University of Strathclyde, will enhance the Company’s ability to support the UK’s planned construction of twelve new nuclear plants in the coming years through both our nuclear simulation and training businesses which are pursuing opportunities in those areas.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended March, 31
	2010	%	2009	%
Contract revenue	$11,208	100.0%	$8,128	100.0%
Cost of revenue	8,063	71.9%	5,699	70.1%

Gross profit	3,145	28.1%	2,429	29.9%
Operating expenses:
Selling, general and administrative	2,561	22.9%	1,778	21.9%
Depreciation	131	1.2%	120	1.5%
Total operating expenses	2,692	24.1%	1,898	23.4%

Operating income	453	4.0%	531	6.5%

Interest income (expense), net	(2)	(0.0)%	12	0.2%
Gain (loss) on derivative instruments	(304)	(2.7)%	13	0.2%
Other income (expense), net	19	0.2%	(110)	(1.4)%

Income before income taxes	166	1.5%	446	5.5%

Provision (benefit) for income taxes	(283)	(2.5)%	113	1.4%

Net income	$449	4.0%	$333	4.1%

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

A summary of the Company’s significant accounting policies as of December 31, 2009 is included in Note 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Certain of our accounting policies require higher degrees of judgment than others in their application.  These include revenue recognition on long-term contracts, capitalization of computer software development costs, and deferred income tax valuation allowances.  These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Results of Operations - Three Months ended March 31, 2010 versus Three Months ended March 31, 2009

Contract Revenue.  Total contract revenue for the quarter ended March 31, 2010 totaled $11.2 million, which was 37.9% higher than the $8.1 million total revenue for the quarter ended March 31, 2009.  The Company recorded total orders of $9.9 million in the first quarter 2010 versus $28.3 million in the first quarter 2009.  Included in the 2009 orders was an $18.4 million contract to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia.  The contract includes approximately $12.0 million for hardware, the largest portion being a digital control system from Siemens that the customer requested be a part of the contract in addition to approximately $6.0 million related specifically to the simulator.  Due to the significant hardware portion of the project, the overall margin on the project is lower than the Company’s normal gross margin. In the three months ended March 31, 2010 and 2009, the Company recognized approximately $2.2 million and $269,000, respectively, of contract revenue on this project using the percentage of completion method, which accounted for 19.2% and 3.3% respectively, of the Company’s consolidated revenue.  The Company’s Swedish subsidiary recognized revenue of $1.4 million in the first quarter 2010 on a $9.7 million contract received in June 2009 from a Japanese customer for two fullscope simulators and a classroom simulator.  At March 31, 2010, the Company’s backlog was $52.6 million compared with $53.9 million at December 31, 2009.

Gross Profit. Gross profit totaled $3.1 million for the quarter ended March 31, 2010 versus $2.4 million for the same quarter in 2009.  As a percentage of revenue, gross profit decreased from 29.9% for the three months ended March 31, 2009 to 28.1% for the three months ended March 31, 2010.  The decrease in gross profit mainly reflects the impact of the lower margin on the $18.4 million full scope simulator and digital control system order received in the first quarter 2009 from a Slovak utility.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $2.6 million in the quarter ended March 31, 2010, a 44.1% increase from the $1.8 million for the same period in 2009. The increase reflects the following spending variances:

♦
Business development and marketing costs increased from $670,000 in the first quarter 2009 to $1.0 million in the first quarter of 2010.  Bidding and proposal costs, which are the costs of operations personnel in assisting with the preparation of contract proposals, increased by $158,000 in the first quarter 2010 to $328,000 as compared to the first quarter 2009.  During 2009, the Company hired business development managers for both its process simulation business (second quarter 2009) and its education and training business (third quarter 2009) and a marketing specialist for the nuclear simulation business (fourth quarter 2010).

♦
The Company’s general and administrative expenses (“G&A”) increased from $1.1 million in the first quarter of 2009 to $1.4 million in the first quarter of 2010.  The Company incurred approximately $104,000 in expenses related to its acquisition efforts in the first quarter of 2010, mainly legal and travel expenses.  Also included in G&A in the first quarter 2010 was approximately $102,000 of currency translation losses related to the Company’s BOA Euro denominated operating account and intercompany receivable/payable balances.  In the first quarter 2009, the Company had recognized a $15,000 currency gain.

♦
Gross spending on software product development (“development”) totaled $397,000 in the quarter ended March 31, 2010 as compared to $101,000 in the same period of 2009. For the three months ended March 31, 2010, the Company expensed $191,000 and capitalized $206,000 of its development spending while in the three months ended March 31, 2009, the Company expensed $25,000 and capitalized $76,000 of its development spending. The Company’s capitalized development expenditures in 2010 were mainly related to:

1.	the replacement of the current Graphic User Interface of Simsuite Pro with JADE Designer,
2.	the addition of various features to RELAP5 HD, and
3.	the development of new functions and features for the JADE/JIS platform.
          The Company anticipates that its total gross development spending in 2010 will approximate $900,000.

Depreciation.  Depreciation expense totaled $131,000 and $120,000 during the quarters ended March 31, 2010 and 2009, respectively.  The higher 2010 depreciation expense is a result of the Company’s 2009 capital purchases of computers for new hires and upgraded servers.

Operating Income.  The Company had operating income of $453,000 (4.0% of revenue) in the first quarter 2010, as compared with an operating income of $531,000 (6.5% of revenue) for the same period in 2009.  The variances were due to the factors outlined above.

Interest Income (Expense), Net.  Net interest expense totaled $2,000 in the quarter ended March 31, 2010 versus net interest income of $12,000 in the quarter ended March 31, 2009.

The Company has two separate revolving credit agreements for revolving lines of credit with BOA which expire on May 31, 2012.  The first line of credit which was in the principal amount of up to $3.5 million was amended on March 29, 2010 to increase the principal amount to $5.0 million. The second line of credit is in the principal amount of up to $2.5 million.  The Company has not borrowed any funds against either BOA line of credit, although the line is being utilized to collateralize letters of credit which have been issued as performance and bid bonds.

The deferred financing costs incurred when the BOA lines of credit were first established in 2008 were amortized over the two-year term of the lines of credit.  Amortization began in April 2008 and ended March 31, 2010.  The deferred financing costs incurred in conjunction with the extension of the BOA lines of credit until May 31, 2012 will be amortized over the 25 month period of the lines of credit beginning in April 2010.  Amortization totaled $10,000 in the first quarter 2010 versus $18,000 in the first quarter 2009.

At March 31, 2010 and 2009, the Company had approximately $336,000 and $2.9 million, respectively, of cash in Certificates of Deposit with BOA that were being used as collateral for various performance bonds.  The largest certificate of deposit at March 31, 2009 was restricted as collateral for the $2.1 million performance bond issued to ESA; this bond expired in October 2009.  The Company recorded interest income of $7,000 and $11,000 for the three months ended March 31, 2010 and 2009, respectively.

In May 2007, the Company deposited $1.2 million into a restricted, interest-bearing account at the Union National Bank in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to ESA.  The interest earned on the restricted cash is part of the pledged deposit.  ESA was delinquent in paying both principal and interest and in January 2010, UNB drew upon GSE’s guarantee.  GSE established a full reserve against the restricted cash balance at December 31, 2009 and accordingly, stopped accruing interest income.  The Company recorded interest income of $0 and $10,000 on the UNB restricted cash for the three months ended March 31, 2010 and 2009, respectively.

The Company had other interest income in the three months ended March 31, 2010 of $1,000 versus $9,000 for the three months ended March 31, 2009.

Gain (Loss) on Derivative Instruments.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of March 31, 2010, the Company had foreign exchange contracts for the sale of approximately 847,000 Pounds Sterling, 7.1 million Euro, and 760 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company has not designated the contracts as hedges and has recognized a loss on the change in the estimated fair value of the contracts of $64,000 for the three months ended March 31, 2010.

The foreign currency denominated trade receivables and unbilled receivables that are related to the outstanding foreign exchange contracts at March 31, 2010 were remeasured at the end of the period into the functional currency using the current exchange rate at the end of the period.  For the three months ended March 31, 2010, the Company incurred a $240,000 loss from the remeasurement of such trade and unbilled receivables.

At March 31, 2009, the Company had contracts for the sale of approximately 1.7 million Pounds Sterling, 3.3 million Euro, and 34 million Japanese Yen at fixed rates.  The contracts expired on various dates through February 2014.  The Company had not designated the contracts as hedges and recognized a gain on the change in the estimated fair value of the contracts of $126,000 for the three months ended March 31, 2009 and incurred a $113,000 loss from the remeasurement of the related trade and unbilled receivables.

Other Income (Expense), Net.  For the three months ended March 31, 2010 and 2009, other income (expense), net was $19,000 and ($110,000), respectively.  The components of other income (expense), net included the following:
♦
For the three months ended March 31, 2009, the Company recognized a $45,000 gain on the amortization of the deferred profit of the ESA training simulators.  The Company also recognized a $157,000 equity loss for the same period related to its investment in ESA.  In December 31, 2009, the Company wrote off the remaining balance of its investment in ESA and the remaining deferred profit in conjunction with its determination that its investment in ESA had been impaired.

♦	The Company had other miscellaneous income for the three months ended March 31, 2010 and 2009 of $19,000 and $2,000, respectively.

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

As of March 31, 2010, there have been no material changes to the liability for uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company expects to pay U.S. federal alternative minimum income taxes in 2010 and to pay income taxes in Sweden and China.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  In the first quarter 2010, the Company reversed a $400,000 accrual for foreign income tax withholding on a contract that it completed in China.  The Company has a full valuation allowance on its U.S. net deferred tax assets at March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010, the Company’s cash and cash equivalents totaled $24.2 million compared to $25.3 million at December 31, 2009.

Cash provided by (used in) operating activities.   For the three months ended March 31, 2010, net cash used in operations totaled $1.1 million. Significant changes in the Company’s assets and liabilities in the three months ended March 31, 2010 included:
♦
A $2.3 million increase in the Company’s contract receivables.   The Company’s trade receivables, net of the allowance for doubtful accounts, increased from $6.4 million at December 31, 2009 to $7.2 million at March 31, 2010. At March 31, 2010, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled $1.6 million versus $1.4 million at December 31, 2009.  Approximately $1.3 million of the over 90 day balance at March 31, 2010 has been received as of the end of April 2010.   The Company’s unbilled receivables increased by $1.5 million to $10.9 million at March 31, 2010.  The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.  In April, 2010, the Company invoiced $1.8 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

♦
A $1.1 million increase in accounts payable, accrued compensation and accrued expenses.  The Company’s accounts payable increased due to material purchases and the utilization of subcontractors on several of the Company’s current projects.

♦
A $609,000 decrease in other liabilities.  In the first quarter 2010, the Company reversed a $400,000 accrual for foreign income tax withholding on a contract that it completed in China.  In addition, the Company’s Swedish subsidiary paid $281,000 to the Swedish Tax Authority as partial payment of their 2009 income tax liability.

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

Cash provided by (used in) investing activities.  Net cash provided by investing activities totaled $124,000 for the three months ended March 31, 2010.  Capital expenditures totaled $91,000 and capitalized software development costs totaled $206,000.  $421,000 of the cash used as collateral for foreign currency contracts was released during the three months ended March 31, 2010.

Net cash used in investing activities totaled $132,000 for the three months ended March 31, 2009.  Capital expenditures totaled $56,000 and capitalized software development costs totaled $76,000.

Cash provided by (used in) financing activities.  Net cash used in financing activities totaled $82,000 for the payment of expenses related to the BOA line of credit agreements in the three months ended March 31, 2010.  The Company received $18,000 from the issuance of common stock in the three months ended March 31, 2009.

At March 31, 2010, the Company had cash and cash equivalents of $24.2 million and another $4.8 million available under its lines of credit.  Based on the Company’s forecasted expenditures and cash flow, the Company believes that it will generate sufficient cash through its normal operations and through the utilization of its current credit facility to meet is liquidity and working capital needs for the next twelve months.

Credit Facilities

The Company has two separate revolving credit agreements for revolving lines of credit with BOA which expire on May 31, 2012.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit which was in the principal amount of up to $3.5 million was amended on March 29, 2010 to increase the principal amount to $5.0 million.  This revolving line of credit enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit is in the principal amount of up to $2.5 million. This line of credit enables the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly. The credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  In addition, both credit agreements contain financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio.  At March 31, 2010, the Company was in compliance with all of these financial covenants as shown below:

As of
	Covenant	March 31, 2010

Tangible net worth	Must Exceed $15.0 million	$34.1 million
Debt service coverage ratio	Must Exceed 1.25 : 1.00	4,677 : 1.00
Funded debt to EBITDA ratio	Not to Exceed 2.50 : 1.00	.85 : 1.00

In addition, the credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  At March 31, 2010, the Company’s available borrowing base under the two lines of credit was $5.5 million of which $757,000 had been utilized as collateral for standby letters of credit.

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

As of March 31, 2010, the Company had foreign exchange contracts for sale of approximately 847,000 Pounds Sterling, 7.1 million Euro, and 760 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized a loss on the change in the estimated fair value of the contracts of $64,000.  A 10% fluctuation in the foreign currency exchange rates up or down as of March 31, 2010 would have increased/decreased the change in estimated fair value of the contracts by $74,000.

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

The Company is also subject to market risk related to the interest rate on its existing lines of credit.  However, during the first quarter 2010, the Company had no outstanding borrowings from its lines of credit.

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of March 31, 2010 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of March 31, 2010 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to satisfy the objectives for which they were intended and that the information required to be disclosed is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) compiled and communicated to our management to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Date:  May 10, 2010
GSE SYSTEMS, INC.

/S/ JOHN V. MORAN
John V. Moran
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)