Form 10-K/A
GSE SYSTEMS INC
filed 2010-06-30
CIK 944480

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

GSE SYSTEMS, INC.
FORM 10-K/A
For the Year Ended December 31, 2009

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 is being filed to comply with Rule 3-09 of Regulation S-X of the Securities and Exchange Commission.   Rule 3-09 requires that separate financial statements be filed for a 50 percent or less owned entity accounted for by the equity method when the equity income (loss) recorded by the registrant accounts for 20% or more of the registrant’s pretax income (loss).  When a loss has been incurred by either the parent and its consolidated subsidiaries, or the tested entity, but not both, the equity in the income or loss of the tested entity is excluded from the income of the parent and its consolidated subsidiaries for the test.   For the year ended December 31, 2009, we recorded an equity loss of $732,000 from our 10% investment in the Emirates Simulation Academy LLC which is headquartered in Abu Dhabi, United Arab Emirates.  This equity loss totaled 86% of the pretax income of the Company, after excluding the ESA equity loss, for the year ended December 31, 2009.  Accordingly we are filing the audited financial statements of the Emirates Simulation Academy LLC for the year ended December 31, 2009 as Exhibit 99.1 of this Annual Report on Form 10-K/A.

TABLE OF CONTENTS

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	3
	SIGNATURES	3
	Exhibits Index	4

GSE SYSTEMS, INC.
FORM 10-K/A
For the Year Ended December 31, 2009

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

GSE Systems, Inc.

Date:  June 30, 2010             By:       / s / JOHN V. MORAN
             John Moran
             Chief Executive Officer

Date:  June 30, 2010             By:       / s / JEFFERY G. HOUGH
            Jeffery G. Hough
            Sr. Vice President & Chief Financial Officer

GSE SYSTEMS, INC.
FORM 10-K/A
For the Year Ended December 31, 2009

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

99.	Additional Exhibits

99.1	Emirates Simulation Academy LLC reports and financial statements for the year ended 31 December 2009, filed herewith.

4