Form 10-Q
period 2010-08-04
GSE SYSTEMS INC
filed 2010-08-09
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2010.
or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________ to __________.

Commission File Number: 001-14785

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

1332 Londontown Blvd., Suite 200, Sykesville, MD 21784
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 970-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  [  ]  No [X]

There were 19,106,647 shares of common stock, with a par value of $.01 per share outstanding as August 6, 2010.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$25,919	$25,270
Restricted cash	242	938
Contract receivables	21,763	15,941
Prepaid expenses and other current assets	1,886	1,491
Total current assets	49,810	43,640

Equipment and leasehold improvements, net	1,030	989
Software development costs, net	2,058	1,865
Goodwill	2,588	1,739
Intangible assets, net	696	-
Long-term restricted cash	1,035	876
Other assets	722	411
Total assets	$57,939	$49,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,799	$5,009
Accrued expenses	2,354	852
Accrued compensation and payroll taxes	1,765	1,747
Billings in excess of revenue earned	5,020	2,579
Accrued warranty	1,374	1,273
Other current liabilities	737	711
Total current liabilities	18,049	12,171

Other liabilities	1,035	206
Total liabilities	19,084	12,377
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized,
shares issued and outstanding none in 2010 and 2009	-	-
Common stock $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding 19,104,981 in 2010 and
18,930,368 in 2009	191	189
Additional paid-in capital	68,731	67,559
Accumulated deficit	(28,796)	(29,615)
Accumulated other comprehensive loss	(1,271)	(990)
Total stockholders' equity	38,855	37,143
Total liabilities and stockholders' equity	$57,939	$49,520

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Contract revenue	$11,773	$10,650	$22,981	$18,778

Cost of revenue	8,125	8,037	16,188	13,736
Gross profit	3,648	2,613	6,793	5,042

Operating expenses:
Selling, general and administrative	2,731	1,833	5,292	3,611
Depreciation and amortization	166	122	297	242
Total operating expenses	2,897	1,955	5,589	3,853

Operating income	751	658	1,204	1,189

Interest income, net	21	22	19	34
Gain (loss) on derivative instruments	(374)	194	(678)	207
Other income (expense), net	19	(111)	38	(221)
Income before income taxes	417	763	583	1,209

Provision (benefit) for income taxes	47	192	(236)	305
Net income	$370	$571	$819	$904

Basic income per common share	$0.02	$0.04	$0.04	$0.06

Diluted income per common share	$0.02	$0.03	$0.04	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$370	$571	$819	$904

Foreign currency translation adjustment	(253)	131	(281)	29

Comprehensive income	$117	$702	$538	$933

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

					Accumulated
	Common		Additional		Other
	Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2010	18,930	$189	$67,559	$(29,615)	$(990)	$37,143

Stock-based compensation
expense	-	-	372	-	-	372
Common stock issued for
options exercised	42	1	67	-	-	68
Common stock issued for
services provided	10	-	51	-	-	51
Common stock issued for
TAS acquisition	123	1	682	-	-	683
Foreign currency translation
adjustment	-	-	-	-	(281)	(281)
Net income	-	-	-	819	-	819
Balance, June 30, 2010	19,105	$191	$68,731	$(28,796)	$(1,271)	$38,855

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$819	$904
Adjustments to reconcile net income to net cash
provided by operating activities:
Change in fair value of contingent consideration	32	-
Depreciation and amortization	297	242
Capitalized software amortization	282	224
Amortization of deferred financing costs	19	27
Stock-based compensation expense	423	541
Amortization of deferred profit on Emirates Simulation Academy, LLC contract	-	(90)
Equity loss on investment in Emirates Simulation Academy, LLC	-	313
Loss (gain) on derivative instruments	678	(207)
Changes in other operating amounts net of acquired amounts:
Contract receivables	(6,056)	(4,317)
Prepaid expenses and other assets	(310)	(865)
Accounts payable, accrued compensation and accrued expenses	2,789	2,530
Billings in excess of revenues earned	2,610	571
Accrued warranty reserves	101	(16)
Other liabilities	(645)	201
Net cash provided by operating activities	1,039	58

Cash flows from investing activities:
Capital expenditures	(201)	(202)
Capitalized software development costs	(475)	(143)
Acquisitions, net of cash acquired	(432)	-
Proceeds from sale/leaseback transaction	377	-
Release (restriction) of cash as collateral	537	(2,145)
Net cash used in investing activities	(194)	(2,490)

Cash flows from financing activities:
Proceeds from issuance of common stock	68	121
Restriction of cash for credit facility collateral	-	(600)
Deferred financing costs	(82)	(20)
Net cash used in financing activities	(14)	(499)

Effect of exchange rate changes on cash	(182)	(19)
Net increase (decrease) in cash and cash equivalents	649	(2,950)
Cash and cash equivalents at beginning of year	25,270	8,274
Cash and cash equivalents at end of period	$25,919	$5,324

Supplemental cash flow disclosures
Non-cash financing activities
Issuance of 122,617 shares of common stock to acquire TAS Holdings Ltd.	$682	$-

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2010 and 2009
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

We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q.  On July 28, 2010, we received a formal business license from the Chinese government for the joint venture, GSE-UNIS Simulation Technology Co., Ltd., a limited liability company, which is disclosed in footnote 16 Subsequent Events.  No significant events occurred subsequent to the balance sheet date or prior to the filing of this report that would have a material impact on our consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to revenue recognition, capitalization of software development costs, contingent consideration liabilities and the recoverability of deferred tax assets.   Actual results could differ from these estimates and those differences could be material.

Revenue Recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  Revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.  There were no claims outstanding as of June 30, 2010.

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

The following customers have provided more than 10% of the Company’s consolidated revenue for the indicated periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Slovenské elektrárne, a.s.	20.1%	14.4%	19.7%	9.6%
Westinghouse Electric Co.	10.9%	3.8%	10.1%	5.4%
Emerson Process Management	10.4%	8.6%	12.8%	10.6%
Titan-2 Concern	8.4%	12.4%	7.1%	9.3%

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

(in thousands, except for share amounts)	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income	$370	$571	$819	$904

Denominator:
Weighted-average shares outstanding for basic
earnings per share	18,944,843	16,004,731	18,940,148	15,991,108

Effect of dilutive securities:
Employee stock options and warrants	577,429	640,523	591,682	649,390
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	19,522,272	16,645,254	19,531,830	16,640,498

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	1,195,233	1,162,870	1,181,791	1,133,090

4.	Acquisition

Effective April 26, 2010, GSE Systems Inc., through its wholly owned subsidiary GSE Systems, Ltd. (GSE UK), completed the acquisition of TAS Holdings Ltd. (“TAS”), a provider of engineering consulting, specializing in electrical system design, instrumentation and controls engineering and automation engineering. GSE UK acquired 100% of the outstanding common stock of TAS.  The purchase price for the common stock of TAS was equal to (i) the consolidated net asset value of TAS as of April 26, 2010, approximately $600,000, and (ii) four times the adjusted consolidated pre-tax income of TAS for the year ended September 30, 2009, approximately $1.7 million (the “Adjusted Profit Consideration”), for a total of approximately $2.3 million in cash, GSE Systems, Inc. common stock and contingent consideration.

Approximately $500,000 of the consolidated net asset value was paid on the closing date and the remaining $100,000 of the consolidated net asset value will be paid no later than September 30, 2010.  On the closing date, the TAS Shareholders were entitled to receive approximately $689,000 (40% of the Adjusted Profit Consideration) payable in GSE common stock.  Based upon the formula agreed to by the parties, the TAS Shareholders received 122,617 shares of GSE common stock post-closing.

On the first anniversary of the closing date, the TAS Shareholders are entitled to receive approximately $517,000 (30% of the Adjusted Profit Consideration) (the “First Payment”).  At the option of GSE, the First Payment will be made either (i) 100% in cash or (b) 50% in cash and 50% in GSE Systems, Inc. common stock.  The value of the GSE common stock will be based upon the weighted average of the closing prices of the common stock on the NYSE Amex stock exchange for the five-trading day period ending two trading days prior to the first anniversary of the closing date.  If net profit before taxes of TAS for the nine month period ending December 31, 2010 is less than approximately $323,000, the First Payment will be reduced by an amount equal to four times the difference between (a) $323,000 and (b) the actual net profit before taxes of TAS for the nine-month period ending December 31, 2010.

On the second anniversary of the closing date, the TAS Shareholders are entitled to receive approximately $517,000 (30% of the Adjusted Profit Consideration) (the “Second Payment”).  At the option of GSE, the Second Payment will be made either (i) 100% in cash or (ii) 50% in cash and 50% in GSE Systems, Inc. common stock.  The value of the GSE common stock will be based upon the weighted average of the closing prices of the common stock on the NYSE Amex stock exchange for the five-trading day period ending two-trading days prior to the second anniversary of the Closing Date.  If net profit before taxes of TAS for the twelve month period ending December 31, 2011 is less than approximately $431,000, the Second Payment will be reduced by an amount equal to four times the difference between (a) $431,000 and (b) the actual net profit before taxes of TAS for the twelve-month period ending December 31, 2011.

Of the $2.3 million gross purchase price, the Company accrued $740,000 of contingent consideration based on its estimate of the fair value of the potential contingent consideration payable to the TAS Shareholders on the first and second anniversaries of the closing date. The Company will re-evaluate the recorded amount of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the consolidated statement of operations during the period of adjustment.

The fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash and stock purchase price	$1,289
Estimated contingent consideration	740
Total estimated purchase price	$2,029

The Company’s purchase price allocation for the net assets acquired is as follows (in thousands):

April 26, 2010
(unaudited)

Cash	$68
Contract receivables	594
Prepaid expenses and other current assets	17
Property, plant and equipment, net	496
Intangible assets	735
Goodwill	865
Total assets	2,775
Accounts payable, accrued expenses and other liabilities	703
Billings in excess of costs and estimated earnings on uncompleted contracts	43
Total liabilities assumed	746

Net assets acquired	$2,029

The Company recorded intangible assets as a result of the acquisition, which included $686,000 relating to contractual and non-contractual customer relationships.  Contractual customer relationship acquired totaled $208,000 and will be amortized over the remaining life of the contracts, 1-4 years.  Non-contractual customer relationships acquired totaled $478,000 and will be amortized over an estimated useful life of 10 years.  The Company acquired $35,000 of customer related intangible assets for contract backlog which will be amortized over 1 year subsequent to the acquisition, and $14,000 related to trademarks, domain names and other marketing related intangibles which will be amortized over an estimated useful life of 3 years.  The intangible assets and accrued contingent consideration for TAS were recorded at fair value.

TAS’ results of operations are included in the consolidated financial statements for the period beginning April 26, 2010.

On the closing date, TAS entered into a sale and leaseback agreement with the TAS Shareholders.   Under the terms of the agreement, the TAS Shareholders purchased the building occupied by TAS for approximately $377,000 in cash, which was paid on the Closing Date, and TAS entered into a five-year lease for approximately $31,000 per year, payable in equal monthly installments.  TAS may terminate the lease after April 26, 2013 upon six months written notice.

    Pro forma results.  Our consolidated financial statements include the operating results of TAS from the date of acquisition. For the three and six months ended June 30, 2009 and 2010, the unaudited proforma financial information below assumes that our material business acquisition of TAS occurred on January 1, 2009.

	Three Months Ended		Six Months Ended
	June 30		June 30
Pro forma financial information including the acquisition of TAS	2010	2009	2010	2009
Revenues	$12,063	$11,574	$24,150	$20,545
Operating income	800	597	1,167	1,137
Net income	419	502	733	836
Earnings per common share — basic	$0.02	$0.03	$0.04	$0.05
Earnings per common share — diluted	$0.02	$0.03	$0.04	$0.05

5.	Contract receivables

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

(in thousands)	June 30,	December 31,
	2010	2009

Billed receivables	$15,754	$ 8,183
Recoverable costs and accrued profit not billed	7,615	9,504
Allowance for doubtful accounts	(1,606)	(1,746)
Total contract receivables, net	$21,763	$ 15,941

Recoverable costs and accrued profit not billed totaled $7.6 million and $9.5 million as of June 30, 2010 and December 31, 2009, respectively.  In July 2010, the Company invoiced $1.0 million of the unbilled amounts; the balance of the June 30, 2010 unbilled amount is expected to be invoiced and collected within one year.

The following customers account for more than 10% of the Company’s consolidated net billed receivables for the indicated periods:

	June 30,	December 31,
	2010	2009
Slovenské elektrárne, a.s.	69.2%	0.0%
Sinopec Ningbo Engineering Co.	0.0%	12.7%

In July 2010, the Company collected $9.5 million from Slovenské elektrárne, a.s. related to the billed receivable balance above; the balance of the net billed receivables is expected to be collected within one year.

6.	Software Development Costs

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

Software development costs capitalized were $269,000 and $475,000 for the three and six months ended June 30, 2010, respectively, and $67,000 and $143,000 for the three and six months ended June 30, 2009, respectively.  Total amortization expense was $144,000 and $282,000 for the three and six months ended June 30, 2010, respectively, and $142,000 and $224,000 for the three and six months ended June 30, 2009, respectively.

7.	Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates, was formed to build and operate simulation training academies in the Arab Gulf Region.  The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Research and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership).  The Company accounted for its investment in ESA using the equity method.  For the three and six months ended June 30, 2009, the Company recognized an equity loss of $156,000 and $313,000 respectively, on its investment in ESA which was recorded in other income (expense), net.  In December 2009, the Company determined that its investment in ESA had been impaired and wrote off the remaining balance.

In 2006, GSE had received a contract totaling $16.9 million from ESA to supply five simulators and an integrated training program.  The contract was completed in 2008.  In accordance with the equity method of accounting, the Company eliminated 10% of the profit from the ESA contract as the training simulators were assets that had been recorded on the books of ESA, and the Company was thus required to eliminate its proportionate share of the profit included in the asset value.  ESA assigned a four year life to the simulators and began to amortize them on their books effective January 1, 2009.  Accordingly, on January 1, 2009, GSE began to amortize the deferred profit to other income over a four year period, recognizing income of $45,000 and $90,000 in the three and six months ended June 30, 2009, respectively.  In conjunction with the Company’s determination that its investment in ESA had been impaired, the remaining balance of the deferred profit was written off in December 2009.

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

At both June 30, 2010 and December 31, 2009, the Company had trade receivables due from ESA totaling $1.6 million.  The Company established an allowance for doubtful accounts for the total ESA receivable balance at December 31, 2009.

8.	Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2010 and December 31, 2009 based upon the short-term nature of the assets and liabilities.

At June 30, 2010 and December 31, 2009 the Company had approximately $18.2 million and $150,000 respectively, deposited in a money market account with Bank of America (“BOA”).

As of June 30, 2010, the Company was contingently liable for eight standby letters of credit, one bank guarantee and three surety bonds totaling $3.9 million which represent performance and bid bonds on twelve contracts.  The Company has deposited the full value of two of the standby letters of credit in certificates of deposit ($336,000) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at June 30, 2010 as restricted cash and long-term restricted cash depending on the expiration date of the certificate of deposit.

On May 5, 2009, one of the Company’s two credit agreements with BOA was amended to include a $600,000 certificate of deposit issued by BOA in the borrowing base calculation to determine the maximum amount of available funds that the Company could borrow from the line.  The cash deposited in this certificate of deposit has been recorded on the Company’s balance sheet at June 30, 2010 as long-term restricted cash.

The following table presents assets and liabilities measured at fair value at June 30, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market fund	$18,200	$-	$-	$18,200
Certificates of Deposit	936	-	-	936
Foreign exchange contracts	-	1,177	-	1,177

Total assets	$19,136	$1,177	$-	$20,313

Foreign exchange contracts	$-	$(423)	$-	$(423)

Total liabilities	$-	$(423)	$-	$(423)

9.	Derivative Instruments

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

  As of June 30, 2010, the Company had foreign exchange contracts for the sale of approximately 306,000 Pounds Sterling, 15.8 million Euro, and 648 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  At December 31, 2009, the Company had contracts for the sale of approximately 2 million Pounds Sterling, 3 million Euro, and 759 million Japanese Yen at fixed rates. The Company had not designated any of the foreign exchange contracts outstanding as hedges and had recorded the estimated fair value of the contracts in the consolidated balance sheet as follows:

	June 30,	December 31,
(in thousands)	2010	2009

Asset derivatives
Prepaid expenses and other current assets	$ 583	$ 515
Other assets	594	396
	1,177	911
Liability derivatives
Other current liabilities	(166)	(34)
Other liabilities	(257)	(65)
	(423)	(99)

Net fair value	$754	$ 812

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

For the three and six months ended June 30, 2010 and 2009, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Foreign exchange contracts- change in
fair value	$6	$(25)	$(58)	$101
Remeasurement of related contract
receivables and billings in excess
of revenue earned	(380)	219	(620)	106

Net gain (loss) on derivatives	$(374)	$194	$(678)	$207

10.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.   The Company recognized $205,000 and $249,000 of pre-tax stock-based compensation expense for the three months ended June 30, 2010 and 2009, respectively, under the fair value method, and recognized $423,000 and $541,000 of pre-tax stock-based compensation expense for the six months ended June 30, 2010 and 2009, respectively.  In the six months ended June 30, 2010, the Company granted a total of 60,000 stock options to its six non-employee directors.  A total of 42,000 employee stock options were exercised in the six months ended June 30, 2010.

11.	Long-term Debt

At June 30, 2010 and December 31, 2009, the Company had no long-term debt.

Lines of Credit

The Company has two separate revolving credit agreements for revolving lines of credit with Bank of America, N.A. (“BOA”) which expire on May 31, 2012.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit which was in the principal amount of up to $3.5 million was amended on March 29, 2010 to increase the principal amount to $5.0 million.  This revolving line of credit enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit is in the principal amount of up to $2.5 million. This line of credit enables the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly. The credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  In addition, both credit agreements contain financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio.  At June 30, 2010, the Company was in compliance with all of these financial covenants as shown below:

As of
	Covenant	June 30, 2010

Tangible net worth	Must Exceed $15.0 million	$33.5 million
Debt service coverage ratio	Must Exceed 1.25 : 1.00	5,561 : 1.00
Funded debt to EBITDA ratio	Not to Exceed 2.50 : 1.00	.95: 1.00

At June 30, 2010, the Company’s available borrowing base under the two lines of credit was $4.6 million.

12.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2009	$1,273
Warranty provision	300
Warranty claims	(182)
Currency adjustment	(17)
Balance at June 30, 2010	$1,374

13.	Letters of Credit and Performance Bonds

As of June 30, 2010, the Company was contingently liable for eight standby letters of credit, one bank guarantee, and three surety bonds totaling approximately $3.9 million.  The letters of credit, bank guarantee and surety bonds were issued either as performance or bid bonds on twelve contracts.  Two of the standby letters of credit and the bank guarantee have been cash collateralized; six of the standby letters of credit were collateralized by the Company’s line of credit.

14.	Income Taxes

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

As of June 30, 2010, there have been no material changes to the liability for uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company expects to pay U.S. federal alternative minimum income taxes in 2010 and to pay income taxes in Sweden, China and the United Kingdom.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  In the first quarter 2010, the Company reversed a $400,000 accrual for foreign income tax withholding on a contract that it completed in China.  The Company has a full valuation allowance on its U.S. net deferred tax assets at June 30, 2010.

15.	Common Stock

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

16.	Subsequent Event

On July 28, 2010, the Company received a formal business license from the Chinese government for the Chinese joint venture, GSE-UNIS Simulation Technology Co., Ltd. (“GSE-UNIS”), a limited liability company.  GSE-UNIS is 51% owned by Beijing UNIS Investment Co., Ltd. (“UNIS”) and 49% owned by GSE.  UNIS will contribute approximately $1.5 million to the joint venture and various software platforms and tools for fossil fuel power plant simulation;  GSE will contribute approximately $1.4 million and a royalty free license to use various GSE technology.  The joint venture will be accounted for on the equity method of accounting as a single line entry on the Company’s Statement of Operations indicating its share of GSE-UNIS’s profit or loss.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GSE Systems, Inc. (“GSE Systems”, “GSE” or the “Company”) is a world leader in real-time high fidelity simulation.  The Company provides simulation and educational solutions and services to the nuclear and fossil electric utility industry, and the chemical and petrochemical industries.  In addition, the Company provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry. GSE is the parent company of GSE Power Systems, Inc., a Delaware corporation; GSE Power Systems, AB, a Swedish corporation; GSE Engineering Systems (Beijing) Co. Ltd, a Chinese limited liability company; GSE Systems, Ltd, a UK limited liability company; TAS Holdings Ltd, a UK limited liability company and has a 10% minority interest in Emirates Simulation Academy, LLC, a United Arab Emirates limited liability company.   The Company has only one reportable segment.

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

Government and industry sources and trade journals report that up to 252 new nuclear plants could be built worldwide over the next 20 years. Currently, there are 61 plants in 16 countries under construction.  In the U.S.  some 17 companies and consortia are considering building more than 30 nuclear power plants.  The U.S. Nuclear Regulatory Commission is actively reviewing 13 combined construction and operating license applications from 12 companies and consortia for 22 nuclear power reactors.  Each new plant will be required to have a full scope simulator ready for operator training and certification about two years prior to plant operation.  In February 2010, President Obama announced that the federal government would provide $8.33 billion in loan guarantees for a pair of nuclear reactors to be built in Georgia at the Alvin W. Vogtle Electric Generating Plant by Georgia Power, a subsidiary of Southern Company, and three other partners. Georgia Power received an early site permit from the U.S. Nuclear Regulatory Commission for the two additional units in 2009 and preliminary site work has begun. These are the first nuclear reactors to be built in the U.S in over 30 years.  Westinghouse Electric Company LLC (“Westinghouse”) and its consortium team member, The Shaw Group, are under contract to provide two Westinghouse AP1000™ nuclear power plants at the Vogtle site.  The Company entered into an agreement with Westinghouse in 2005 in which GSE became Westinghouse’s preferred vendor for the development of simulators for their AP1000 reactor design.  In July 2010, the Company received a contract from Westinghouse for the Vogtle Units 3 and 4 plant simulator.

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

The Company continues to develop its concept of integrating simulation with broader training programs and educational initiatives giving customers a turnkey alternative to traditional on-site operator and maintenance training.  The Company’s nuclear power plant operator training program with Georgia Power, a subsidiary of Southern Company, continues in 2010 with three classes scheduled during the year.  The scope of the training program includes modules on nuclear plant fundamentals, introduction to nuclear plant systems, human performance principles and team building, and an introduction to integrated nuclear plant operations.

On April 26, 2010, the Company completed the acquisition of TAS Holdings Ltd (“TAS”), acquiring 100% ownership in TAS for a purchase price of approximately $2.3 million in cash, GSE Systems, Inc. common stock and contingent consideration.    TAS, located in Stockton-on-Tees in the United Kingdom, provides engineering consulting, specializing in electrical system design, instrumentation and controls engineering and automation engineering.  TAS also engages in the computer modeling of major electrical distribution systems containing variable sources of electric generation operating at different utilization voltages. The majority of TAS’s customers reside in the petroleum refining, oil and gas, chemical and petrochemical industries.  The acquisition of TAS was strategically important for the Company for the following reasons. First, TAS’s expertise in electrical distribution system modeling with variable sources of power, such as renewable energy generation, will help GSE extend its capability into the modeling and simulation of electrical distribution and grid systems. Secondly, TAS routinely encounters training opportunities that coincide with their engineering and consulting projects thereby creating cross selling opportunities for GSE’s growing training organization. Third, the acquisition expands GSE’s presence in the UK through access to existing TAS clients such as British Petroleum and ConocoPhillips.  Lastly, the acquisition of TAS, coupled with GSE’s ongoing training activities at the University of Strathclyde, will enhance the Company’s ability to support the UK’s planned construction of twelve new nuclear plants in the coming years through both our nuclear simulation and training businesses which are pursuing opportunities in those areas.

On July 28, 2010, the Company received a formal business license from the Chinese government for the joint venture, GSE-UNIS Simulation Technology Co., Ltd. (“GSE-UNIS”), a limited liability company.  GSE-UNIS is 51% owned by Beijing UNIS Investment Co., Ltd. (“UNIS”) and 49% owned by GSE.  UNIS will contribute approximately $1.5 million to the joint venture and various software platforms and tools for fossil fuel power plant simulation;  GSE will contribute approximately $1.4 million and a royalty free license to use various GSE technology.  The largest shareholder of UNIS is Tsinghua University, a prestigious technology university in China.  Established in 1988, UNIS has been acting as an incubator company transferring new technologies from the University’s research laboratory to the commercial sector.  The origin of its simulation platform can be traced back to 1984, a national award-winning technology developed by Tsinghua University.  Over the past 20 years, hundreds of simulators have been built based upon this technology for approximately 200 customers in the fossil fueled electric power industry, accounting for about 50% of the total Chinese fossil fueled power market.  Its solid customer base and strong relationships with the academic and government sector will help GSE-UNIS service contracts in both the fossil fueled as well as nuclear power markets in the Chinese market.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three months ended June 30,				Six months ended June 30,
	2010	%	2009	%	2010	%	2009	%
Contract revenue	$11,773	100.0%	$10,650	100.0%	$22,981	100.0%	$18,778	100.0%
Cost of revenue	8,125	69.0%	8,037	75.5%	16,188	70.4%	13,736	73.1%

Gross profit	3,648	31.0%	2,613	24.5%	6,793	29.6%	5,042	26.9%
Operating expenses:
Selling, general and administrative	2,731	23.2%	1,833	17.2%	5,292	23.1%	3,611	19.3%
Depreciation and amortization	166	1.4%	122	1.1%	297	1.3%	242	1.3%
Total operating expenses	2,897	24.6%	1,955	18.4%	5,589	24.4%	3,853	20.6%

Operating income	751	6.4%	658	6.2%	1,204	5.2%	1,189	6.3%

Interest income, net	21	0.2%	22	0.2%	19	0.1%	34	0.3%
Gain (loss) on derivative instruments	(374)	(3.3)%	194	1.8%	(678)	(3.0)%	207	1.1%
Other income (expense), net	19	0.2%	(111)	(0.9)%	38	0.2%	(221)	(1.2)%

Income before income taxes	417	3.5%	763	7.2%	583	2.5%	1,209	6.4%

Provision (benefit) for income taxes	47	0.4%	192	1.8%	(236)	(1.1)%	305	1.6%

Net income	$370	3.1%	$571	5.4%	$819	3.6%	$904	4.8%

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

Results of Operations - Three and Six Months ended June 30, 2010 versus Three and Six Months ended June 30, 2009

Contract Revenue.  Total contract revenue for the quarter ended June 30, 2010 totaled $11.8 million, which was 10.5% higher than the $10.7 million total revenue for the quarter ended June 30, 2009.  For the six months ended June 30, 2010, contract revenue totaled $23.0 million, a 22.4% increase from the $18.8 million for the six months ended June 30, 2009.  The Company recorded total orders of $18.5 million in the six months ended June 30, 2010 versus $42.4 million in the six months ended June 30, 2009.  Included in the 2009 orders was an $18.4 million contract to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia.  The contract included approximately $12.0 million for hardware, the largest portion being a digital control system from Siemens, that the customer requested be a part of the contract in addition to approximately $6.0 million related specifically to the simulator. In the second quarter 2010, the Company received a $2.1 million change order for this contract which included approximately $1.6 million for a revision to the Siemens digital control system.  Due to the significant hardware portion of the project, the overall margin on the project is lower than the Company’s normal gross margin.  In the three months ended June 30, 2010 and 2009, the Company recognized $2.4 million and $1.5 million, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for 20.1% and 14.4%, respectively, of the Company’s consolidated revenue. For the six months ended June 30, 2010 and 2009, the Company recognized $4.5 million and $1.8 million, respectively, of contract revenue on this project which accounted for 19.7% and 9.6%, respectively, of the Company’s consolidated revenue.  On April 26, 2010, the Company completed its acquisition of TAS Holdings Ltd.  For the period commencing on the closing date of the acquisition and ending on June 30, 2010, TAS generated revenue of $593,000.   At June 30, 2010, the Company’s backlog was $49.8 million of which $10.5 million was related to the Slovak nuclear power plant simulator contract.

Gross Profit. Gross profit totaled $3.6 million for the quarter ended June 30, 2010 versus $2.6 million for the same quarter in 2009.  As a percentage of revenue, gross profit increased from 24.5% for the three months ended June 30, 2009 to 31.0% for the three months ended June 30, 2010.  For the six months ended June 30, 2010, gross profit increased $1.8 million from the same period in 2009 to $6.8 million and as a percentage of revenue, gross profit increased from 26.9% to 29.6%.  The Company’s subcontract with Siemens to provide a digital control system for the Slovak nuclear power plant simulator is denominated in Euro.  During the three and six months ended June 30, 2010, the Company recgonized a $486,000 and $611,000 unrealized currency gain, respectively, on the accrued costs of this subcontract which was recorded in cost of revenue.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $2.7 million in the quarter ended June 30, 2010, a 49.0% increase from the $1.8 million for the same period in 2009.  For the six months ended June 30, 2010 and 2009, SG&A expenses totaled $5.3 million and $3.6 million, respectively. The increases reflect the following spending variances:

♦
Business development and marketing costs increased from $783,000 in the second quarter 2009 to $1.0 million in the second quarter of 2010 and increased from $1.4 million for the six months ended June 30, 2009 to $2.0 million in the same period 2010.  Bidding and proposal costs, which are the costs of operations personnel in assisting with the preparation of contract proposals, increased by $133,000 in the second quarter 2010 to $380,000 as compared to the second quarter 2009, and increased by $292,000 in the six months ended June 30, 2010 to $709,000 as compared to the six months ended June 30, 2009.  During 2009, the Company hired business development managers for both its process simulation business (second quarter 2009) and its education and training business (third quarter 2009) and a marketing specialist for the nuclear simulation business (fourth quarter 2010).

♦
The Company’s general and administrative expenses (“G&A”) increased from $1.0 million for the three months ended June 30, 2009 to $1.6 million for the three months ended June 30, 2010 and increased from $2.1 million for the six months ended June 30, 2009 to $3.0 million for the six months ended June 30, 2010. The increases are due to the following:

o	TAS, which was acquired on April 26, 2010, incurred $97,000 of G&A expenses for the period comencing on the closing date of the acquisition and ending on June 30, 2010.
o
The Company incurred approximately $118,000 and $222,000 of expenses related to its acquisition efforts in the three and six months ended June 30, 2010, respectively. These expenses were composed mainly of legal, travel and audit expenses.

o	The Company’s new Chief Operating Officer started with the Company on June 1, 2010.
o
The Company recognized approximately $135,000 and $246,000 of foreign currency translation losses for the three and six months ended June 30, 2010.  The losses were mainly related to the Company’s BOA Euro denominated operating account, intercompany receivable/payable accounts, and a euro-denominated value added tax receivable.  For the three and six months ended June 30, 2009, the Company had recgonized foreign currency translation gains of $34,000 and $70,000, respectively.

♦
Gross spending on software product development (“development”) totaled $391,000 in the quarter ended June 30, 2010 as compared to $139,000 in the same period of 2009. For the three months ended June 30, 2010, the Company expensed $122,000 and capitalized $269,000 of its development spending while in the three months ended June 30, 2009, the Company expensed $72,000 and capitalized $67,000 of its development spending.   For the six months ended June 30, 2010, gross development spending totaled $787,000 versus $240,000 in the same period of 2009.  The Company expensed $312,000 and capitalized $475,000 of its development spending in the six months ended June 30, 2010 and expensed $97,000 and capitalized $143,000 of its development spending in the same period of 2009.  The Company’s capitalized development expenditures in 2010 were mainly related to the customization of RELAP5-RT software (which simulates transient fluid dynamics, neutronics and heat transfer in nuclear power plants) to run on the Company’s real-time executive software, the replacement of the current Graphic User Interface of SimSuite Pro with JADE Designer, and feature enhancements to Jtopmeret, a model tool that generates two phase network dynamic models.  The Company anticipates that its total gross development spending in 2010 will approximate $1.3 million.

Depreciation and amortization.  Depreciation expense totaled $141,000 and $122,000 during the quarters ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, depreciation expense totaled $272,000 and $242,000 respectively.  The increase is a result of the Company’s capital purchases of computers for new hires and upgraded servers.

    The Company began to amortize the intangible assets acquired in the April 26, 2010 acquisition of TAS in the second quarter 2010.  Total amortization expense for the period commencing on the closing date of the acquisition and ending on June 30, 2010 was $25,000.

Operating Income.  The Company had operating income of $751,000 (6.4% of revenue) in the second quarter 2010, as compared with operating income of $658,000 (6.2% of revenue) for the same period in 2009.  For both the six months ended June 30, 2010 and 2009, the Company had operating income of $1.2 million (5.2% of revenue in 2010 versus 6.3% in 2009).  The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $21,000 in the quarter ended June 30, 2010 versus net interest income of $22,000 in the quarter ended June 30, 2009.  For the six months ended June 30, 2010 and 2009, net interest income totaled $19,000 and $34,000 respectively.

The Company has two separate revolving credit agreements for revolving lines of credit with BOA which expire on May 31, 2012.  The first line of credit is in the principal amount of up to $5.0 million and is guaranteed by the U.S. Export-Import Bank. The second line of credit is in the principal amount of up to $2.5 million.  The Company has not borrowed any funds against either BOA line of credit, although the line is being utilized to collateralize letters of credit which have been issued as performance and bid bonds.

The deferred financing costs incurred when the BOA lines of credit were first established in 2008 were amortized over the original two-year term of the lines of credit.  Amortization began in April 2008 and ended March 31, 2010.  The deferred financing costs incurred in conjunction with the extension of the BOA lines of credit until May 31, 2012 are being amortized over the 25 month period of the lines of credit beginning as of April 1, 2010.  Amortization totaled $10,000 and $19,000 for the three and six months ended June 30, 2010, respectively, and $9,000 and $27,000 for the three and six months ended June 30, 2009.

At June 30, 2010 and 2009, the Company had approximately $336,000 and $4.9 million, respectively, of cash in Certificates of Deposit with BOA that was being used as collateral for various performance and advance payment bonds.  The Company recorded interest income of $6,000 and $12,000 from the Certificates of Deposit in the three and six months ended June 30, 2010, respectively, versus $17,000 and $29,000 of interest income in the three and six months ended June 30, 2009, respectively.

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

Interest income earned on short-term investments of the Company’s operating cash totaled $25,000 for the three months ended June 30, 2010 versus $1,000 for the three months ended June 30, 2009 and totaled $26,000 for the six months ended June 30, 2010 versus $4,000 for the six months ended June 30, 2009.  The Company’s money market account at June 30, 2010 had a balance of $18.2 million versus $0 at June 30, 2009.

Gain (Loss) on Derivative Instruments.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of June 30, 2010, the Company had foreign exchange contracts for sale of approximately 306,000 Pounds Sterling, 15.8 million Euro and 648 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $6,000 for the three months ended June 30, 2010 and a loss of $58,000 for the six months ended June 30, 2010.

The foreign currency denominated trade receivables, and unbilled receivables that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and six months ended June 30, 2010, the Company recognized a $380,000 and $620,000 loss, respectively, from the remeasurement of such contract receivables and billings in excess of revenue earned.  For the same periods in 2009, the Company recognized a $219,000 and $106,000 gain, respectively.

At June 30, 2009, the Company had contracts for the sale of approximately 2.0 million Pounds Sterling, 3.1 million Euro, and 970 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and recognized a loss of $25,000 in the change in the estimated fair value of the contracts during the three months ended June 30, 2009 and a gain of $101,000 during the six months ended June 30, 2009.

Other Income (Expense), Net.  For the three and six months ended June 30, 2010, other income, net was $19,000 and $38,000, respectively.   For the three and six months ended June 20, 2009, other expense, net was $111,000 and $221,000, respectively.  The major components of other income (expense), net included the following items:

♦
For the three and six months ended June 30, 2009, the Company recognized a $45,000 and $90,000 gain on the amortization of the deferred profit of the ESA training simulators. The Company also recognized a $156,000 and $313,000 equity loss, respectively, on its investment in ESA over the same period.  On December 31, 2009, the Company wrote off the remaining balance of its investment in ESA and the remaining deferred profit in conjunction with its determination that its investment in ESA had been impaired.

♦
The Company had other miscellaneous income for the three and six months ended June 30, 2010 of $19,000 and $38,000.  For the three and six months ended June 30, 2009, other miscellaneous income amounted to $0 and $2,000, respectively.

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

As of June 30, 2010, there have been no material changes to the liability for uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company expects to pay U.S. federal alternative minimum income taxes in 2010 and to pay income taxes in Sweden, China, and the United Kingdom.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  In the first quarter 2010, the Company reversed a $400,000 accrual for foreign income tax withholding on a contract that it completed in China.  The Company has a full valuation allowance on its U.S. net deferred tax assets at June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, the Company’s cash and cash equivalents totaled $25.9 million compared to $25.3 million at December 31, 2009.

Cash provided by operating activities.   For the six months ended June 30, 2010, net cash provided by operations totaled $957,000.  Significant changes in the Company’s assets and liabilities in the six months ended June 30, 2010 included:
♦
A $6.1 million increase in the Company’s contract receivables.  The Company’s trade receivables, net of allowance for doubtful accounts, increased from $6.4 million at December 31, 2009 to $14.2 million at June 30, 2010 while the Company’s unbilled receivables decreased by $1.9 million to $7.6 million at June 30, 2010.    At June 30, 2010, trade receivables outstanding for more than 90 days totaled $625,000 versus $1.4 million at December 31, 2009.  The increase in the trade receivables is primarily related to a $9.8 million invoice issued to Slovenské elektrárne a.s. in May 2010.  The decrease in the Company’s unbilled receivables balance is due to the timing of contracted billing milestones of the Company’s current projects.  In July 2010, the Company received $9.5 million of the Slovenské elektrárne a.s. receivable and invoiced $1.0 million of the unbilled amounts; the balance of the unbilled amounts are expected to be invoiced and collected within one year.

♦
A $2.8 million increase in accounts payable, accrued compensation and accrued expenses.   The Company’s accounts payable and accrued liabilities have increased due to material purchases and the utilization of subcontractors on several of the Company’s current projects

♦	A $2.6 million increase in billings in excess of revenues earned. The increase is mainly related to the issuance of the $9.8 million invoice issued to Slovenské elektrárne a.s. in May 2010.

Net cash provided by operating activities for the six months ended June 30, 2009 totaled $58,000.  Significant changes in the Company’s assets and liabilities in the six months ended June 30, 2009 included:
♦
A $4.3 million increase in the Company’s contract receivables.  The Company’s trade receivables decreased from $7.3 million at December 31, 2008 to $6.5 million at June 30, 2009 while the Company’s unbilled receivables increased by $5.1 million to $8.8 million at June 30, 2009.    At June 30, 2009, trade receivables outstanding for more than 90 days totaled $1.9 million versus $2.3 million at December 31, 2008.  Included in the over 90 day balance at both June 30, 2009 and December 31, 2008 was $1.6 million due from ESA.  The increase in the unbilled receivables was due to the timing of contracted billing milestones of the Company’s current projects.

♦
A $2.5 million increase in accounts payable, accrued compensation and accrued expenses.   The Company’s accounts payable and accrued liabilities had increased due to material purchases and the utilization of subcontractors on several of the Company’s current projects.

Cash used in investing activities.  Net cash used in investing activities totaled $112,000 for the six months ended June 30, 2010.  Capital expenditures totaled $201,000 and capitalized software development costs totaled $475,000.  Cash used as collateral for standby letters of credit decreased by $537,000.

 Effective April 26, 2010, GSE Systems Inc., through its wholly owned subsidiary GSE Systems, Ltd. (GSE UK), completed the acquisition of TAS Holdings Ltd.   The total purchase price totaled approximately $2.3 million with approximately $500,000 paid in cash at closing, $689,000 paid post-closing in GSE common stock and the balance deferred until the first and second anniversary of the closing date.  TAS had approximately $68,000 cash on their balance sheet as of the acquisition date.

On the closing date, TAS entered into a sale and leaseback agreement with the former TAS shareholders.   Under the terms of the agreement, the TAS shareholders purchased the building occupied by TAS for approximately $377,000 in cash and TAS entered into a five-year lease for approximately $31,000 per year, payable in equal monthly installments.  TAS may terminate the lease after April 26, 2013 upon six months’ written notice.

 For the six months ended June 30, 2009, net cash used in investing activities totaled $2.5 million.  Capital expenditures totaled $202,000 and capitalized software development costs totaled $143,000. The Company utilized $2.1 million to cash collateralize a standby letter of credit and a bank guarantee.

Cash used in financing activities.  For the six months ended June 30, 2010, net cash used in financing activities totaled $14,000; for the six months ended June 30, 2009, net cash used in financing activities totaled $499,000.  The Company received $68,000 and $121,000 from the issuance of common stock in the six months ended June 30, 2010 and 2009, respectively.  In the six months ended June 30, 2010 and 2009, the Company spent $82,000 and $20,000, respectively, on deferred financing costs in conjunction with the Bank of America lines of credit. In accordance with the amendment to the Company’s BOA line of credit, the Company placed $600,000 in a restricted certificate of deposit in May 2009.  This certificate of deposit is included in the borrowing base calculation to determine the amount of funds that the Company can utilize under its line of credit.

At June 30, 2010, the Company had cash of $25.9 million and another $4.6 million available under its lines of credit.  Based on the Company’s forecasted expenditures and cash flow, the Company believes that it will generate sufficient cash through its normal operations and through the utilization of its current credit facility to meet its liquidity and working capital needs for the next twelve months.

Credit Facilities

The Company has two separate revolving credit agreements for revolving lines of credit with BOA which expire on May 31, 2012.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit which was in the principal amount of up to $3.5 million was amended on March 29, 2010 to increase the principal amount to $5.0 million.  This revolving line of credit enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit is in the principal amount of up to $2.5 million. This line of credit enables the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly. The credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  In addition, both credit agreements contain financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio.  At June 30, 2010, the Company was in compliance with all of these financial covenants as shown below:

As of
	Covenant	June 30, 2010

Tangible net worth	Must Exceed $15.0 million	$33.5 million
Debt service coverage ratio	Must Exceed 1.25 : 1.00	5,561 : 1.00
Funded debt to EBITDA ratio	Not to Exceed 2.50 : 1.00	.95: 1.00

In addition, the credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  At June 30, 2010, the Company’s available borrowing base under the two lines of credit was $4.6 million.

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

As of June 30, 2010, the Company had foreign exchange contracts for sale of approximately 306,000 Pounds Sterling, 15.8 million Euro and 648 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $6,000 for the three months ended June 30, 2010 and a loss of $58,000 for the six months ended June 30, 2010.  A 10% fluctuation in the foreign currency exchange rates up or down as of June 30, 2010 would have increased/decreased the change in estimated fair value of the contracts by $75,000.

At June 30, 2009, the Company had foreign exchange contracts for sale of approximately 2.0 million Pounds Sterling, 3.1 million Euro and 970 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized a loss on the change in the estimated fair value of the contracts of $25,000 for the three months ended June 30, 2009 and a gain of $101,000 for the six months ended June 30, 2009.

The Company is also subject to market risk related to the interest rate on its existing lines of credit.  However, during the first six months of 2010, the Company had no outstanding borrowings from its lines of credit.

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of June 30, 2010 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of June 30, 2010 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to satisfy the objectives for which they were intended and that the information required to be disclosed is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) compiled and communicated to our management to allow timely decisions regarding required disclosure.

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
Date: August 9, 2010	GSE SYSTEMS, INC.

/S/ JOHN V. MORAN John V. Moran Chief Executive Officer (Principal Executive Officer)

/S/ JEFFERY G. HOUGH Jeffery G. Hough Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)