Form 10-Q
period 2010-11-09
GSE SYSTEMS INC
filed 2010-11-09
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2010.

or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Periodfrom___________to ___________.

Commission File Number:                                            001-14785

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

1332 Londontown Blvd., Suite 200, Sykesville, MD 21784
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 970-7800

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

There were 19,159,855 shares of common stock, with a par value of $.01 per share outstanding as of November 8, 2010.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$33,821	$25,270
Restricted cash	278	938
Contract receivables	14,037	15,941
Prepaid expenses and other current assets	3,421	1,491
Total current assets	51,557	43,640

Equipment and leasehold improvements	4,757	4,065
Accumulated depreciation	(3,736)	(3,076)
Equipment and leasehold improvements, net	1,021	989

Software development costs, net	2,154	1,865
Goodwill	2,628	1,739
Intangible assets, net	690	-
Long-term restricted cash	898	876
Other assets	485	411
Total assets	$59,433	$49,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,597	$5,009
Accrued expenses	927	852
Accrued compensation and payroll taxes	1,895	1,747
Billings in excess of revenue earned	2,619	2,579
Accrued warranty	1,515	1,273
Other current liabilities	745	711
Total current liabilities	19,298	12,171

Other liabilities	1,042	206
Total liabilities	20,340	12,377
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized,
shares issued and outstanding none in 2010 and 2009	-	-
Common stock $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding 19,112,979 in 2010 and
18,930,368 in 2009	191	189
Additional paid-in capital	68,947	67,559
Accumulated deficit	(29,344)	(29,615)
Accumulated other comprehensive (loss)	(701)	(990)
Total stockholders' equity	39,093	37,143
Total liabilities and stockholders' equity	$59,433	$49,520

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Contract revenue	$11,904	$10,217	$34,886	$28,995

Cost of revenue	9,503	7,662	25,691	21,398
Gross profit	2,401	2,555	9,195	7,597

Operating expenses:
Selling, general and administrative	2,545	2,000	7,837	5,611
Depreciation	146	127	418	369
Amortization of definite-lived intangible assets	38	-	63	-
Total operating expenses	2,729	2,127	8,318	5,980

Operating income (loss)	(328)	428	877	1,617

Interest income, net	29	16	48	50
Gain (loss) on derivative instruments	47	523	(631)	730
Other income (expense), net	27	(97)	65	(318)
Income (loss) before income taxes	(225)	870	359	2,079

Provision for income taxes	323	412	88	717
Net income (loss)	$(548)	$458	$271	$1,362

Basic income (loss) per common share	$(0.03)	$0.03	$0.01	$0.08

Diluted income (loss) per common share	$(0.03)	$0.03	$0.01	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$(548)	$458	$271	$1,362

Foreign currency translation adjustment	570	314	289	343

Comprehensive income	$22	$772	$560	$1,705

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

					Accumulated
	Common		Additional		Other
	Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2010	18,930	$189	$67,559	$(29,615)	$(990)	$37,143

Stock-based compensation
expense	-	-	563	-	-	563
Common stock issued for
options exercised	45	1	73	-	-	74
Common stock issued for
services provided	15	-	70	-	-	70
Common stock issued for
TAS acquisition	123	1	682	-	-	683
Foreign currency translation
adjustment	-	-	-	-	289	289
Net income	-	-	-	271	-	271
Balance, September 30, 2010	19,113	$191	$68,947	$(29,344)	$(701)	$39,093

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$ 271	$ 1,362
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	418	369
Intangible asset amortization	63	-
Capitalized software amortization	452	354
Amortization of deferred financing costs	29	37
Change in fair value of contingent consideration	82	-
Stock-based compensation expense	633	769
Amortization of deferred profit on Emirates Simulation Academy, LLC contract	-	(136)
Equity loss on investment in Emirates Simulation Academy, LLC	-	466
(Gain)/loss on derivative instruments	631	(730)
Changes in other operating amounts net of acquired amounts:
Contract receivables	2,340	(5,021)
Prepaid expenses and other assets	(2,134)	293
Accounts payable, accrued compensation and accrued expenses	6,493	2,129
Billings in excess of revenues earned	(23)	(1,144)
Accrued warranty reserves	242	89
Other liabilities	(496)	506
Net cash provided by (used in) operating activities	9,001	(657)

Cash flows from investing activities:
Capital expenditures	(325)	(256)
Capitalized software development costs	(741)	(476)
Acquisitions, net of cash acquired	(542)	-
Proceeds from sale/leaseback transaction	377	-
Release (restriction) of cash as collateral	638	(626)
Net cash used in investing activities	(593)	(1,358)

Cash flows from financing activities:
Net proceeds from issuance of common stock	74	16,013
Restriction of cash for credit facility collateral	-	(600)
Deferred financing costs	(82)	(20)
Net cash provided by (used in) financing activities	(8)	15,393

Effect of exchange rate changes on cash	151	65
Net increase in cash and cash equivalents	8,551	13,443
Cash and cash equivalents at beginning of year	25,270	8,274
Cash and cash equivalents at end of period	$ 33,821	$ 21,717

Supplemental cash flow disclosures
Non-cash financing activities
Issuance of 122,617 shares of common stock to acquire TAS Holdings Ltd.	$ 683	$ -

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months ended September 30, 2010 and 2009
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

We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q.  On October 1, 2010, the Company made their initial equity investment into the GSE-UNIS Simulation Technology Co., Ltd., a limited liability company, which is disclosed in footnote 16 Subsequent Events.  No significant events occurred subsequent to the balance sheet date or prior to the filing of this report that would have a material impact on our consolidated financial statements.

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

Revenue Recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  Revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and contract profits earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.  There were no claims outstanding as of September 30, 2010.

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

The Company’s system design contracts do not normally provide for “post customer support service” (PCS) in terms of software upgrades, software enhancements or telephone support.  In order to obtain PCS, the customers must normally purchase the PCS under a separate contract.  Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, and maintenance releases.  The Company recognizes revenue from these contracts ratably over the life of the agreements.

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

The following customers have provided more than 10% of the Company’s consolidated revenue for the indicated periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Slovenské Elektrárne, a.s.	30.2%	18.9%	23.3%	12.8%
Emerson Process Management	9.9%	11.8%	11.8%	12.1%
Titan-2 Concern	4.5%	12.6%	6.2%	10.4%

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

(in thousands, except for share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(548)	$458	$271	$1,362

Denominator:
Weighted-average shares outstanding for basic
earnings per share	18,947,752	16,813,379	18,955,356	16,268,210

Effect of dilutive securities:
Employee stock options and warrants	-	680,812	552,568	659,800
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	18,947,752	17,494,191	19,507,924	16,928,010

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	1,685,195	1,031,333	1,197,431	1,006,787

4.	Acquisition

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

Approximately $500,000 of the consolidated net asset value was paid on the closing date and the remaining $100,000 of the consolidated net asset value was paid during the third quarter 2010.  On the closing date, the TAS Shareholders were entitled to receive approximately $689,000 (40% of the Adjusted Profit Consideration) payable in GSE common stock.  Based upon the formula agreed to by the parties, the TAS Shareholders received 122,617 shares of GSE common stock post-closing.

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

Of the $2.3 million gross purchase price, the Company accrued $740,000 of contingent consideration based on its estimate of the fair value of the potential contingent consideration payable to the TAS Shareholders on the first and second anniversaries of the closing date. The Company will estimate the fair value of the recorded amount of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the selling, general, and administrative expenses of the consolidated statement of operations during the period of adjustment.

The estimated fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash and stock purchase price	$1,289
Estimated contingent consideration	740
Total estimated purchase price	$2,029

The Company’s purchase price allocation for the net assets acquired was as follows (in thousands):

April 26, 2010
(unaudited)

Cash	$68
Contract receivables	594
Prepaid expenses and other current assets	17
Property, plant and equipment, net	496
Intangible assets	735
Goodwill	865
Total assets	2,775
Accounts payable, accrued expenses and other liabilities	703
Billings in excess of costs and estimated earnings on uncompleted contracts	43
Total liabilities assumed	746

Net assets acquired	$2,029

    The Company recorded intangible assets as a result of the acquisition, which included $686,000 relating to contractual and non-contractual customer relationships.  Contractual customer relationships acquired totaled $208,000 and are being amortized over the remaining life of the contracts, 1-4 years.  Non-contractual customer relationships acquired totaled $478,000 and are being amortized over an estimated useful life of 10 years.  The Company acquired $35,000 of cstomer related intangible assets for contract backlog which are being amortized over 1 year subsequent to the acquisition, and $14,000 related to trademarks, domain names and other marketing related intangibles which are being amortized over an estimated useful life of 3 years.  The intangible assets and accrued contingent consideration for TAS were recorded at fair value.

TAS results of operations are included in the consolidated financial statements for the period beginning April 26, 2010.

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

Pro forma results. Our consolidated financial statements include the operating results of TAS from the date of acquisition.  For the three and nine months ended September 30, 2009 and 2010, the unaudited pro forma financial information below assumes that our material business acquisition of TAS occurred on January 1, 2009.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pro forma financial information including the acquisition of TAS	2010	2009	2010	2009
Revenue	$11,904	$11,171	$36,054	$31,749
Operating income (loss)	(240)	352	1,058	1,564
Net income (loss)	(445)	390	439	1,333
Earnings per common share — basic	$(0.02)	$0.02	$0.02	$0.08
Earnings per common share — diluted	$(0.02)	$0.02	$0.02	$0.08

5.	Contract Receivables

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

(in thousands)	September 30,	December 31,
	2010	2009

Billed receivables	$5,200	$8,183
Recoverable costs and accrued profit not billed	10,443	9,504
Allowance for doubtful accounts	(1,606)	(1,746)
Total contract receivables, net	$14,037	$15,941

Recoverable costs and accrued profit not billed totaled $10.4 million and $9.5 million as of September 30, 2010 and December 31, 2009, respectively.  In October 2010, the Company invoiced $2.5 million of the unbilled amounts; the balance of the September 30, 2010 unbilled amount is expected to be invoiced and collected within one year.

The following customers account for more than 10% of the Company’s consolidated net billed receivables for the indicated periods:

	September 30,	December 31,
	2010	2009
Genden Information System Co.	38.0%	0.0%
Westinghouse Electric Company	11.7%	0.0%
Sinopec Ningbo Engineering Co.	0.0%	12.7%

6.	Software Development Costs

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

Software development costs capitalized were $266,000 and $741,000 for the three and nine months ended September 30, 2010, respectively, and $333,000 and $476,000 for the three and nine months ended September 30, 2009, respectively.  Total amortization expense was $170,000 and $452,000 for the three and nine months ended September 30, 2010, respectively, and $131,000 and $354,000 for the three and nine months ended September 30, 2009, respectively.

7.	Investment in Emirates Simulation Academy, LLC

On November 8, 2005, the Emirates Simulation Academy, LLC (“ESA”), headquartered in Abu Dhabi, United Arab Emirates, was formed to build and operate simulation training academies in the Arab Gulf Region.  The members of the limited liability company include Al Qudra Holding PJSC of the United Arab Emirates (60% ownership), the Centre of Excellence for Applied Research and Training of the United Arab Emirates (30% ownership) and GSE (10% ownership).  The Company accounted for its investment in ESA using the equity method.  For the three and nine months ended September 30, 2009, the Company recognized an equity loss of $153,000 and $466,000, respectively, on its investment in ESA which was recorded in other income (expense), net.  In December 2009, the Company determined that its investment in ESA had been impaired and wrote off the remaining balance.

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

The Company has provided a partial guarantee of 10% of ESA’s credit facility with Union National Bank (“UNB”); $1.2 million was deposited into a restricted interest-bearing account with UNB in 2007.  The interest earned on the restricted cash was part of the pledged deposit.   In January 2010, UNB drew upon the guarantees of the three partners to pay off ESA’s delinquent principal and interest, withdrawing $145,000 from GSE’s restricted cash account.  UNB drew an additional $17,000 in August 2010 related to delinquent principal and interest.  GSE established a reserve against the entire restricted cash balance as of December 31, 2009.

At both September 30, 2010 and December 31, 2009, the Company had trade receivables from ESA totaling $1.6 million.  The Company established an allowance for doubtful accounts for the total ESA receivable balance at December 31, 2009.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2010 and December 31, 2009 based upon the short-term nature of the assets and liabilities.

At September 30, 2010 and December 31, 2009, the Company had approximately $25.2 million and $150,000, respectively, deposited in a money market account with Bank of America (“BOA”).  The money market account is insured up to the limits granted by the Federal Deposit Insurance Corporation (“FDIC”) for the applicable time period.

As of September 30, 2010, the Company was contingently liable for five standby letters of credit, one bank guarantee and three surety bonds totaling $4.8 million which represent performance bonds on twelve contracts.  The Company has deposited the full value of one standby letter of credit ($179,000) in a certificate of deposit, which has been restricted in that the Company does not have access to these funds until the related letter of credit has expired.  The cash has been recorded on the Company’s balance sheet at September 30, 2010 as restricted cash.

On May 5, 2009, one of the Company’s two credit agreements with BOA was amended to include a $600,000 certificate of deposit issued by Bank of America in the borrowing base calculation to determine the maximum amount of available funds that the Company could borrow from the line.  The cash deposited in this certificate of deposit has been recorded on the Company’s balance sheet at September 30, 2010 as long-term restricted cash.

The following table presents assets and liabilities measured at fair value at September 30, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total

Money market fund	$25,199	$-	$-	$25,199
Certificates of deposit	779	-	-	779
Foreign exchange contracts	-	755	-	755

Total assets	$25,978	$755	$-	$26,733

Foreign exchange contracts	$-	$(360)	$-	$(360)

Total liabilities	$-	$(360)	$-	$(360)

9.	Derivative Instruments

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

As of September 30, 2010, the Company had foreign exchange contracts outstanding of approximately 1.6 million Pounds Sterling, 11.7 million Euro, and 968 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  At December 31, 2009, the Company had contracts outstanding of approximately 2 million Pounds Sterling, 3 million Euro and 759 million Japanese Yen at fixed rates. The Company had not designated the foreign exchange contracts as hedges and had recorded the estimated fair value of the contracts in the consolidated balance sheet as follows:

	September 30,	December 31,
(in thousands)	2010	2009

Asset derivatives
Prepaid expenses and other current assets	$ 416	$ 515
Other assets	339	396
	755	911
Liability derivatives
Other current liabilities	(182)	(34)
Other liabilities	(178)	(65)
	(360)	(99)

Net fair value	$395	$ 812

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

For the three and nine months ended September 30, 2010 and 2009, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Foreign exchange contracts- change in
fair value	$(412)	$705	$(470)	$806
Remeasurement of related contract
receivables and billings in excess
of revenue earned	459	(182)	(161)	(76)

Net gain (loss) on derivatives	$47	$523	$(631)	$730

10.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date. The Company recognized $210,000 and $228,000 of pre-tax stock-based compensation expense for the three months ended September 30, 2010 and 2009, respectively, under the fair value method and recognized $633,000 and $769,000 of pre-tax stock-based compensation expense for the nine months ended September 30, 2010 and 2009, respectively.  In the nine months ended September 30, 2010, the Company granted a total of 60,000 stock options to its six non-employee directors.  A total of 45,000 employee stock options were exercised in the nine months ended September 30, 2010.

11.	Long-term Debt

At September 30, 2010 and December 31, 2009, the Company had no long-term debt.

Lines of Credit

The Company has two separate revolving credit agreements for revolving lines of credit with Bank of America, N.A. (“BOA”) which expire on May 31, 2012.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit which was in the principal amount of up to $3.5 million was amended on March 29, 2010 to increase the principal amount to $5.0 million.  This revolving line of credit enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit is in the principal amount of up to $2.5 million.  This line of credit enables the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly.   The credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  In addition, both credit agreements contain financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio.  At September 30, 2010, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such the debt service coverage ratio is not applicable at September 30, 2010.  At September 30, 2010, the Company was in compliance with the financial covenants as shown below:

As of
	Covenant	Sept. 30, 2010

Tangible net worth	Must Exceed $15.0 million	$33.5 million
Funded debt to EBITDA ratio	Not to Exceed 2.50 : 1.00	1.64 : 1.00

At September 30, 2010, the Company’s available borrowing base under the two lines of credit was $4.1 million.

12.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2009	$1,273
Warranty provision	472
Warranty claims	(251)
Currency adjustment	21
Balance at September 30, 2010	$1,515

13.	Letters of Credit and Performance Bonds

As of September 30, 2010, the Company was contingently liable for five standby letters of credit, one bank guarantee, and three surety bonds totaling approximately $4.8 million.  The letters of credit, bank guarantee and surety bonds were issued either as performance on nine contracts.  One of the standby letters of credit and the bank guarantee have been cash collateralized; four of the standby letters of credit were collateralized by the Company’s line of credit.

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

As of September 30, 2010, there have been no material changes to the liability for uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company expects to pay U.S. federal alternative minimum income taxes in 2010 and to pay income taxes in Sweden, China and the United Kingdom.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  In the first quarter 2010, the Company reversed a $400,000 accrual for foreign income tax withholding on a contract that it completed in China.  The Company has a full valuation allowance on its U.S. net deferred tax assets at September 30, 2010.

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

16.	Subsequent Events

On October 1, 2010, the Company contributed $587,000 in cash, as its initial investment to the Chinese joint venture, GSE-UNIS Simulation Technology Co., Ltd. (“GSE-UNIS”), a limited liability company.  GSE-UNIS is 51% owned by Beijing UNIS Investment Co., Ltd. (“UNIS”) and 49% owned by GSE.  GSE-UNIS received their formal business license from the Chinese government on July 28, 2010 but has not yet commenced operations as of the filing of this report.  In September 2010, UNIS contributed approximately $600,000 in cash as its initial investment to GSE-UNIS.  UNIS will contribute approximately $900,000 additionally to the joint venture as well as various software platforms and tools for fossil fuel power plant simulation;  GSE will also contribute approximately $800,000 additionally and a royalty free license to use various GSE technology.  The joint venture will be accounted for on the equity method of accounting as a single line entry on the Company’s Statement of Operations indicating its share of GSE-UNIS’s profit or loss.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GSE Systems, Inc. (“GSE Systems”, “GSE” or the “Company”) is a world leader in real-time high fidelity simulation.  The Company provides simulation and educational solutions and services to the nuclear and fossil electric utility industry, and the chemical and petrochemical industries.  In addition, the Company provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry. GSE is the parent company of GSE Power Systems, Inc., a Delaware corporation; GSE Power Systems, AB, a Swedish corporation; GSE Engineering Systems (Beijing) Co. Ltd, a Chinese limited liability company; GSE Systems, Ltd, a UK limited liability company; TAS Holdings Ltd, a UK limited liability company; the company has a 49% minority interest in GSE-UNIS Simulation Technology Co., Ltd. a Chinese limited liability company, service contracts in both the fossil fueled as well as nuclear power markets in the Chinese market,  and has a 10% minority interest in Emirates Simulation Academy, LLC, a United Arab Emirates limited liability company.   The Company has only one reportable segment.

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

Government and industry sources and trade journals report that up to 252 new nuclear plants could be built worldwide over the next 20 years. Currently, there are 60 plants in 15 countries under construction.  In the U.S.  some 16 companies and consortia are considering building 30 nuclear power plants.  The U.S. Nuclear Regulatory Commission is actively reviewing 13 combined construction and operating license applications from 12 companies and consortia for 22 nuclear power reactors.  Each new plant will be required to have a full scope simulator ready for operator training and certification about two years prior to plant operation.  In February 2010, President Obama announced that the federal government would provide $8.33 billion in loan guarantees for a pair of nuclear reactors to be built in Georgia at the Alvin W. Vogtle Electric Generating Plant by Georgia Power, a subsidiary of Southern Company, and three other partners. Georgia Power received an early site permit from the U.S. Nuclear Regulatory Commission for the two additional units in 2009 and preliminary site work has begun. These are the first nuclear reactors to be built in the U.S in over 30 years.  Westinghouse Electric Company LLC (“Westinghouse”) and its consortium team member, The Shaw Group, are under contract to provide two Westinghouse AP1000™ nuclear power plants at the Vogtle site.  The Company entered into an agreement with Westinghouse in 2005 in which GSE became Westinghouse’s preferred vendor for the development of simulators for their AP1000 reactor design.  In July 2010, the Company received a contract from Westinghouse for the Vogtle Units 3 and 4 plant training simulator, and in August 2010, received a second contract from Westinghouse for the training simulator for the two new nuclear units being built by South Carolina Electric & Gas Company, a subsidiary of SCANA Corporation, and Santee Cooper, a state-owned electric and water utility in South Carolina, at its V.C. Summer Nuclear Station in South Carolina.

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

On April 26, 2010, the Company completed the acquisition of TAS Holdings Ltd (“TAS”), acquiring 100% ownership in TAS for a purchase price of approximately $2.3 million in cash, GSE Systems, Inc. common stock and contingent consideration.    TAS, located in Stockton-on-Tees in the United Kingdom, provides engineering consulting, specializing in electrical system design, instrumentation and controls engineering and automation engineering.  TAS also engages in the computer modeling of major electrical distribution systems containing variable sources of electric generation operating at different utilization voltages. The majority of TAS’s customers reside in the petroleum refining, oil and gas, chemical and petrochemical industries.  The acquisition of TAS was strategically important for the Company for the following reasons. First, TAS’s expertise in electrical distribution system modeling with variable sources of power, such as renewable energy generation, will help GSE extend its capability into the modeling and simulation of electrical distribution and grid systems. Secondly, TAS routinely encounters training opportunities that coincide with their engineering and consulting projects thereby creating cross selling opportunities for GSE’s growing training organization. Third, the acquisition expands GSE’s presence in the UK through access to existing TAS clients such as British Petroleum and ConocoPhillips.  Lastly, the acquisition of TAS, coupled with GSE’s ongoing training activities at the University of Strathclyde, will enhance the Company’s ability to support the UK’s planned construction of eight new nuclear plants in the coming years through both our nuclear simulation and training businesses which are pursuing opportunities in those areas.

On July 28, 2010, the Company received a formal business license from the Chinese government for the Chinese joint venture, GSE-UNIS Simulation Technology Co., Ltd. (“GSE-UNIS”), a limited liability company.  As of September 30, 2010, the joint-venture has yet to commence operations.  GSE-UNIS is 51% owned by Beijing UNIS Investment Co., Ltd. (“UNIS”) and 49% owned by GSE.  On October 1, 2010, the Company contributed $587,000 in cash, as its initial investment to GSE-UNIS.  In September 2010, UNIS contributed approximately $600,000 in cash as its initial investment to GSE-UNIS.  Additionally, UNIS will contribute approximately $900,000, to the joint venture as well as various software platforms and tools for fossil fuel power plant simulation;  GSE will contribute approximately $800,000, additionally and a royalty free license to use various GSE technology.  The largest shareholder of UNIS is Tsinghua University, a prestigious technology university in China.  Established in 1988, UNIS has been acting as an incubator company transferring new technologies from the University’s research laboratory to the commercial sector.  The origin of its simulation platform can be traced back to 1984, a national award-winning technology developed by Tsinghua University.  Over the past 20 years, hundreds of simulators have been built based upon this technology for approximately 200 customers in the fossil fueled electric power industry, accounting for about 50% of the total Chinese fossil fueled power market.  Its solid customer base and strong relationships with the academic and government sector will help GSE-UNIS service contracts in both the fossil fueled as well as nuclear power markets in the Chinese market.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three months ended September 30,				Nine months ended September 30,
	2010	%	2009	%	2010	%	2009	%
Contract revenue	$11,904	100.0%	$10,217	100.0%	$34,886	100.0%	$28,995	100.0%
Cost of revenue	9,503	79.8%	7,662	75.0%	25,691	73.6%	21,398	73.8%

Gross profit	2,401	20.2%	2,555	25.0%	9,195	26.4%	7,597	26.2%
Operating expenses:
Selling, general and administrative	2,545	21.4%	2,000	19.6%	7,837	22.4%	5,611	19.4%
Depreciation	146	1.2%	127	1.2%	418	1.2%	369	1.3%
Amortization of definite-lived intangible assets	38	0.3%	-	0.0%	63	0.2%	-	0.0%
Total operating expenses	2,729	22.9%	2,127	20.8%	8,318	23.8%	5,980	20.6%

Operating income (loss)	(328)	(2.8)%	428	4.2%	877	2.5%	1,617	5.6%

Interest income, net	29	0.3%	16	0.1%	48	0.1%	50	0.2%
Gain (loss) on derivative instruments	47	0.4%	523	5.1%	(631)	(1.8)%	730	2.5%
Other income (expense), net	27	0.2%	(97)	(0.9)%	65	0.2%	(318)	(1.1)%

Income (loss) before income taxes	(225)	(1.9)%	870	8.5%	359	1.0%	2,079	7.2%

Provision for income taxes	323	2.7%	412	4.0%	88	0.2%	717	2.5%

Net income (loss)	$(548)	(4.6)%	$458	4.5%	$271	0.8%	$1,362	4.7%

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

Results of Operations - Three and Nine Months ended September 30, 2010 versus Three and Nine Months ended September 30, 2009

Contract Revenue.  Total contract revenue for the quarter ended September 30, 2010 totaled $11.9 million, which was 16.5% higher than the $10.2 million total revenue for the quarter ended September 30, 2009.  For the nine months ended September 30, 2010, contract revenue totaled $34.9 million, a 20.3% increase from the $29.0 million for the nine months ended September 30, 2009.  The Company recorded total orders of $38.2 million in the nine months ended September 30, 2010 versus $47.3 million in the nine months ended September 30, 2009.  Included in the 2009 orders was an $18.4 million contract to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia.  The contract included approximately $12.0 million for hardware, the largest portion being a digital control system from Siemens that the customer requested be a part of the contract in addition to approximately $6.0 million related specifically to the simulator.  In the second and third quarters of 2010, the Company received three change orders totaling $5.4 million for this contract which included approximately $4.4 million for a revision to the Siemens digital control system.  Due to the significant hardware portion of the project, the overall margin on the project is lower than the Company’s normal gross margin.  In the three and nine months ended September 30, 2010, the Company recognized $3.6 million and $8.1 million, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for 30.2% and 23.3%, respectively, of the Company’s consolidated revenue.  For the three and nine months ended September 30, 2009, the Company recognized $1.9 million and $3.7 million, respectively, of contract revenue on this project using the percentage-of-completion method, which accounted for 18.9% and 12.8%, respectively, of the Company’s consolidated revenue.  On April 26, 2010, the Company completed its acquisition of TAS Holdings Ltd.  For the three months ended September 30, 2010 and for the period commencing on the closing date of the acquisition and ending on September 30, 2010, TAS generated revenues of $866,000 and $1.5 million, respectively.  At September 30, 2010, the Company’s backlog was $59.1 million, of which $10.2 million related to the Slovak nuclear power plant simulator contract.

Gross Profit. Gross profit totaled $2.4 million for the quarter ended September 30, 2010 versus $2.6 million for the same quarter in 2009.  As a percentage of revenue, gross profit decreased from 25.0% for the three months ended September 30, 2009 to 20.2% for the three months ended September 30, 2010.  For the nine months ended September 30, 2010, gross profit increased $1.6 million from the same period in 2009 to $9.2 million, and as a percentage of revenue, gross profit increased from 26.2% to 26.4%.  The Company’s subcontract with Siemens to provide a digital control system for the Slovak nuclear power plant simulator is denominated in Euro.  During the three and nine months ended September 30, 2010, the Company recognized an unrealized currency loss of $506,000 and an unrealized currency gain of $105,000, respectively, on the accrued costs of this subcontract which was recorded in cost of revenue.  The Company recognized an unrealized currency gain of $47,000 on the accrued costs of this subcontract for both the three and nine months ended September 30, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $2.5 million in the quarter ended September 30, 2010, a 27.3% increase from the $2.0 million for the same period in 2009.  For the nine months ended September 30, 2010 and 2009, SG&A expenses totaled $7.8 million and $5.6 million, respectively. The spending variances reflect the following:

♦
Business development and marketing costs increased from $801,000 in the third quarter 2009 to $1.1 million in the third quarter of 2010 and increased from $2.3 million to $3.1 million for the nine months ended September 30, 2009 and 2010, respectively.  Bidding and proposal costs, which are the costs of operations personnel in assisting with the preparation of contract proposals, increased by $56,000 in the third quarter 2010 to $350,000 as compared to the third quarter 2009, and increased by $288,000 in the nine months ended September 30, 2010 to $1.1 million as compared to the nine months ended September 30, 2009.  TAS, which was acquired on April 26, 2010, incurred $69,000 of business development expenses for the three months ended September 30, 2010 and incurred $104,000 for the period commencing on the date of acquisition and ending on September 30, 2010.  The Company also hired a business develpment manager in the United Kingdom during the second quarter 2010.  During 2009, the Company hired business development managers for both its process simulation business (second quarter 2009) and its education and training business (third quarter 2009) and a marketing specialist for the nuclear simulation business (fourth quarter 2009).  Additionally, the Company saw an increase in business development and travel expenses related to hosting the Company's September 2010 Simworld user's conference in Stockholm, Sweden.  The Company did not host a Simworld conference in 2009.

♦
The Company’s general and administrative expenses increased from $1.0 million in the third quarter 2009 to $1.3 million in the third quarter 2010, and increased from $3.1 million for the nine months ended September 30, 2009 to $4.3 million for the nine months ended September 30, 2010. The increases are due to the following:

o
TAS, which was acquired on April 26, 2010, incurred $161,000 of G&A expenses for the three months ended September 30, 2010 and incurred $273,000 for the period commencing on the closing date of the acquisition and ending on September 30, 2010.

o
The Company incurred approximately $51,000 and $274,000 of expenses related to its acquisition efforts in the three and nine months ended September 30, 2010, respectively. These expenses were composed mainly of legal, travel and audit expenses.

o
The Company’s Chief Operating Officer, Mr. Eberle started with the Company on June 1, 2010.  The Company's Chief Executive Officer, Mr. Moran, retired from the company on November 1, 2010 and Mr. Eberle was promoted to Chief Executive Officer.

o
The Company recognized approximately $62,000 of foreign currency translation gains for the three months ended September 30, 2010 and $184,000 of foreign currency translation losses for the nine months ended September 30, 2010.  The losses were mainly related to the Company’s Bank of America Euro denominated operating account, intercompany receivable/payable accounts, and a euro-denominated value added tax receivable.  For the three months and nine months ended September 30, 2009, the Company had recognized foreign currency translation gains of $98,000 and $163,000, respectively.

♦
Gross spending on software product development (“development”) totaled $428,000 in the quarter ended September 30, 2010 as compared to $484,000 in the same period of 2009. For the three months ended September 30, 2010, the Company expensed $162,000 and capitalized $266,000 of its development spending while in the three months ended September 30, 2009, the Company expensed $151,000 and capitalized $333,000 of its development spending.   For the nine months ended September 30, 2010, gross development spending totaled $1.2 million versus $724,000 in the same period of 2009.  The Company expensed $473,000 and capitalized $741,000 of its development spending in the nine months ended September 30, 2010 and expensed $248,000 and capitalized $476,000 of its development spending in the same period of 2009.  The Company’s capitalized software development expenditures in 2010 were mainly related to the customization of RELAP5-HD software (which simulates transient fluid dynamics, neutronics and heat transfer in nuclear power plants) to run on the Company’s real-time executive software; the replacement of the current Graphic User Interface of SimSuite Pro with JADE Designer; and feature enhancements to Jtopmeret, a model tool that generates two phase network dynamic models.  The Company anticipates that its total gross development spending in 2010 will approximate $1.6 million.

Depreciation.  Depreciation expense totaled $146,000 and $127,000 during the quarters ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, depreciation expense totaled $418,000 and $369,000, respectively.  The increase is  a result of the Company’s capital purchases of computers for new hires and upgraded servers.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $38,000 and $0 for the quarters ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, amortization expense related to definite-lived intangible assets totaled $63,000 and $0, respectively.  The increase in amortization expense related to definite-lived intangibles is a direct result of the TAS acquisition in the second quarter of 2010.

Operating Income (loss).  The Company had an operating loss of $328,000 (2.8% of revenue) in the third quarter 2010, as compared with operating income of $428,000 (4.2% of revenue) for the same period in 2009.  For the nine months ended September 30, 2010 and 2009, the Company had operating income of $877,000 (2.5% of revenue) and operating income of $1.6 million (5.6% of revenue), respectively.  The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $29,000 in the quarter ended September 30, 2010 versus net interest income of $16,000 in the quarter ended September 30, 2009.  For the nine months ended September 30, 2010 and 2009, net interest income totaled $48,000 and $50,000, respectively.

The Company has two separate revolving credit agreements for revolving lines of credit with BOA which expire on May 31, 2012.  The first line of credit is in the principal amount of up to $5.0 million and is guaranteed by the U.S. Export-Import Bank. The second line of credit is in the principal amount of up to $2.5 million.  The Company has not borrowed any funds against either BOA line of credit, although the lines are being utilized to collateralize letters of credit which have been issued as performance bonds.

The deferred financing costs incurred when the BOA lines of credit were first established in 2008 were amortized over the original two-year term of the lines of credit.  Amortization began in April 2008 and ended March 31, 2010.  The deferred financing costs incurred in conjunction with the extension of the BOA lines of credit until May 31, 2012 are being amortized over the 25 month period of the lines of credit beginning as of April 1, 2010.  Amortization totaled $10,000 and $29,000 for the three and nine months ended September 30, 2010, respectively, and $10,000 and $37,000 for the three and nine months ended September 30, 2009.

At September 30, 2010 and 2009, the Company had approximately $179,000 and $2.9 million, respectively, of cash in Certificates of Deposit with BOA that were being used as collateral for various performance bonds.  The Company recorded interest income of $3,000 and $15,000 from the Certificates of Deposit in the three and nine months ended September 30, 2010, respectively, versus $22,000 and $50,000 of interest income in the three and nine months ended September 30, 2009, respectively.

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

Interest income earned on short-term investments of the Company’s operating cash totaled $34,000 for the three months ended September 30, 2010 versus $0 for the three months ended September 30, 2009 and totaled $59,000 for the nine months ended September 30, 2010 versus $4,000 for the nine months ended September 30, 2009.  The Company’s money market account at September 30, 2010 had a balance of $25.2 million versus $0 at September 30, 2009.

Gain (Loss) on Derivative Instruments.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of September 30, 2010, the Company had foreign exchange contracts outstanding of approximately 1.6 million Pounds Sterling, 11.7 million Euro and 968 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized a loss on the change in the estimated fair value of the contracts of $412,000 for the three months ended September 30, 2010 and a loss of $470,000 for the nine months ended September 30, 2010.

The foreign currency denominated trade receivables and unbilled receivables that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and nine months ended September 30, 2010, the Company recognized a gain of $459,000 and a loss of $161,000, respectively, from the remeasurement of such contract receivables and billings in excess of revenue earned.

At September 30, 2009, the Company had contracts outstanding of approximately 2.0 million Euro, 3.1 million Pounds Sterling and 870 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.   The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $705,000 for the three months ended September 30, 2009 and a gain of $806,000 for the nine months ended September 30, 2009.  For the three and nine months ended September 30, 2009, the Company recognized a loss of $182,000 and a loss of $76,000, respectively, from the remeasurement of foreign denominated contract receivables and billings in excess of revenue earned.

Other income (expense), net.  For the three and nine months ended September 30, 2010, other income, net was $27,000 and $65,000, respectively.   For the three and nine months ended September 30, 2009, other expense, net was $97,000 and $318,000, respectively.  The major components of other income (expense), net included the following items:

♦
For the three and nine months ended September 30, 2009, the Company recognized a $45,000 and $136,000 gain on the amortization of the deferred profit of the ESA training simulators. The Company also recognized a $153,000 and $466,000 equity loss, respectively, on its investment in ESA over the same period.  On December 31, 2009, the Company wrote off the remaining balance of its investment in ESA and the remaining deferred profit in conjunction with its determination that its investment in ESA had been impaired.

♦
The Company had other miscellaneous income for the three and nine months ended September 30, 2010 of $27,000 and $65,000, respectively and $11,000 and $12,000 for the three and nine months ended September 30, 2009, respectively.

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

As of September 30, 2010, there have been no material changes to the liability for uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly decrease or increase within the next twelve months.

The Company expects to pay U.S. federal alternative minimum income taxes in 2010 and to pay income taxes in Sweden, China, and the United Kingdom.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  In the first quarter 2010, the Company reversed a $400,000 accrual for foreign income tax withholding on a contract that it completed in China.  The Company has a full valuation allowance on its U.S. net deferred tax assets at September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010, the Company’s cash and cash equivalents totaled $33.8 million compared to $25.3 million at December 31, 2009.

Cash provided by (used in) operating activities.   For the nine months ended September 30, 2010, net cash provided by operations totaled $9.0 million.  Significant changes in the Company’s assets and liabilities in the nine months ended September 30, 2010 included:
♦
A $2.3 million decrease in the Company’s contract receivables.  The Company’s trade receivables, net of allowance for doubtful accounts, decreased from $6.4 million at December 31, 2009 to $3.6 million at September 30, 2010 while the Company’s unbilled receivables increased by $939,000 to $10.4 million at September 30, 2010.    At September 30, 2010, trade receivables outstanding for more than 90 days totaled $300,000 versus $1.4 million at December 31, 2009.  The increase in the Company’s unbilled receivables balance is due to the timing of contracted billing milestones of the Company’s current projects.

♦
A $2.1 million increase in the Company’s other assets.  The increase is primarily due to a $1.3 million increase in the value added tax (VAT) receivable.  This amount relates to vendor invoices received by GSE, which included VAT.  In these instances GSE is entitled to reclaim the VAT and expects collection of this amount during the fourth quarter 2010.

♦
A $6.5 million increase in accounts payable, accrued compensation and accrued expenses.   The Company’s accounts payable and accrued liabilities have increased primarily due to two invoices received from Siemens for $7.8 million.   These invoices were for milestones completed on the digital control system of our Slovak utility project.  The Company paid these invoices in October 2010.

For the nine months ended September 30, 2009, net cash used in operations totaled $657,000.  Significant changes in the Company’s assets and liabilities in the nine months ended September 30, 2009 included:
♦
A $5.0 million increase in the Company’s contract receivables.  The Company’s unbilled receivables increased by $5.2 million to $8.8 million at September 30, 2009. The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.  In October 2009, the Company invoiced $2.2 million of the unbilled amounts; the balance of the unbilled amounts is expected to be invoiced and collected within one year.  At September 30, 2009, trade receivables outstanding for more than 90 days totaled $1.9 million.  Included in the over 90 day balance at September 30, 2009 was $1.6 million due from ESA.  At December 31, 2009 the Company established an allowance for doubtful accounts for the total ESA receivable balance.

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

Cash used in investing activities.  Net cash used in investing activities totaled $593,000 for the nine months ended September 30, 2010.  Capital expenditures totaled $325,000 and capitalized software development costs totaled $741,000.  Cash used as collateral for standby letters of credit decreased by $638,000.

Effective April 26, 2010, GSE Systems Inc., through its wholly owned subsidiary GSE Systems, Ltd. (GSE UK), completed the acquisition of TAS Holdings Ltd.   The purchase price totaled approximately $2.3 million with approximately $500,000 paid in cash at closing, $689,000 paid post-closing in GSE common stock, approximately $100,000 was paid during September 2010, and the balance deferred until the first and second anniversary of the closing date.  TAS had approximately $68,000 cash on their balance sheet as of the acquisition date.

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

Cash provided by (used in) financing activities.  For the nine months ended September 30, 2010, net cash used in financing activities totaled $8,000.  The Company received $74,000 from the issuance of common stock in the nine months ended September 30, 2010.  In the nine months ended September 30, 2010, the Company spent $82,000 on deferred financing costs in conjunction with the Bank of America lines of credit.

At September 30, 2010, the Company had cash of $33.8 million and another $4.1 million available under its lines of credit.   Based on the Company’s forecasted expenditures and cash flow, the Company believes that it will generate sufficient cash through its normal operations and through the utilization of its current credit facility to meet its liquidity and working capital needs for the next twelve months.

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

Credit Facilities

The Company has two separate revolving credit agreements for revolving lines of credit with BOA which expire on May 31, 2012.  The Company and its subsidiary, GSE Power Systems, Inc., are jointly and severally liable as co-borrowers.  The credit facilities enable the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit which was in the principal amount of up to $3.5 million was amended on March 29, 2010 to increase the principal amount to $5.0 million.  This revolving line of credit enables the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit is 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit is in the principal amount of up to $2.5 million. This line of credit enables the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA.  The interest rate on this line of credit is based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly. The credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  In addition, both credit agreements contain financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio.  At September 30, 2010, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such the debt service coverage ratio is not applicable at September 30, 2010.  At September 30, 2010, the Company was in compliance with all of these financial covenants as shown below:

As of
	Covenant	Sept. 30, 2010

Tangible net worth	Must Exceed $15.0 million	$33.5 million
Funded debt to EBITDA ratio	Not to Exceed 2.50 : 1.00	1.64 : 1.00

In addition, the credit agreements contain certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  At September 30, 2010, the Company’s available borrowing base under the two lines of credit was $4.1 million.

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

As of September 30, 2010, the Company had foreign exchange contracts outstanding of approximately 1.6 million Pounds Sterling, 11.7 million Euro and 968 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized a loss on the change in the estimated fair value of the contracts of $412,000 for the three months ended September 30, 2010 and a loss of $470,000 for the nine months ended September 30, 2010.  A 10% fluctuation in the foreign currency exchange rates up or down as of September 30, 2010 would have increased/decreased the change in estimated fair value of the contracts by $39,000.

As of September 30, 2009, the Company had foreign exchange contracts outstanding of approximately 2.0 million Pounds Sterling, 3.1 million Euro and 870 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $705,000 for the three months ended September 30, 2009 and a gain of $806,000 for the nine months ended September 30, 2009.  A 10% fluctuation in the foreign currency exchange rates up or down as of September 30, 2009 would have increased/decreased the change in estimated fair value of the contracts by $81,000.

The Company is also subject to market risk related to the interest rate on its existing lines of credit.  However, during the first nine months of 2010, the Company had no outstanding borrowings from its lines of credit.

Item 4  Controls and Procedures

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of September 30, 2010 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of September 30, 2010 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to satisfy the objectives for which they were intended and that the information required to be disclosed is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) compiled and communicated to our management to allow timely decisions regarding required disclosure.

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
For the Three and Nine Months ended September 30, 2010 and 2009
(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 2010                                                                 GSE SYSTEMS, INC.

/S/ James A. Eberle
James A. Eberle
Chief Executive Officer
(Principal Executive Officer)

/S/ Jeffery G. Hough
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)