Form 10-Q
period 2011-03-31
GSE SYSTEMS INC
filed 2011-05-10
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2011.
or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Periodfrom   to  .

Commission File Number:                                            001-14785

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

1332 Londontown Blvd., Suite 200, Sykesville, MD 21784
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 970-7800

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

There were 19,239,681 shares of common stock, with a par value of $.01 per share outstanding as of May 9, 2011.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$19,453	$26,577
Restricted cash	3,555	179
Contract receivables, net	21,964	17,201
Prepaid expenses and other current assets	2,347	1,992
Total current assets	47,319	45,949

Equipment and leasehold improvements	5,153	4,727
Accumulated depreciation	(4,055)	(3,667)
Equipment and leasehold improvements, net	1,098	1,060

Software development costs, net	1,778	1,790
Goodwill	4,505	2,609
Intangible assets, net	1,952	637
Long-term restricted cash	950	794
Other assets	1,426	775
Total assets	$59,028	$53,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,566	$4,945
Accrued expenses	1,771	1,753
Accrued compensation and payroll taxes	2,201	2,053
Billings in excess of revenue earned	3,696	4,268
Accrued warranty	1,833	1,680
Other current liabilities	2,922	1,210
Total current liabilities	17,989	15,909

Other liabilities	2,443	799
Total liabilities	20,432	16,708
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and
outstanding none in 2011 and 2010	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued and
outstanding 19,224,031 in 2011 and 19,171,855 in 2010	192	192
Additional paid-in capital	69,593	69,298
Accumulated deficit	(30,851)	(31,864)
Accumulated other comprehensive loss	(338)	(720)
Total stockholders' equity	38,596	36,906
Total liabilities and stockholders' equity	$59,028	$53,614

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended
	March 31,
	2011	2010

Contract revenue	$12,322	$11,208

Cost of revenue	8,847	8,063
Gross profit	3,475	3,145

Operating expenses:
Selling, general and administrative	3,420	2,561
Depreciation	125	131
Amortization of definite-lived intangible assets	217	-
Total operating expenses	3,762	2,692

Operating income (loss)	(287)	453

Interest income (expense), net	33	(2)
Gain (loss) on derivative instruments	588	(304)
Other income, net	65	19
Income before income taxes	399	166

Benefit for income taxes	(614)	(283)
Net income	$1,013	$449

Basic income per common share	$0.05	$0.02

Diluted income per common share	$0.05	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months ended
	March 31,
	2011	2010

Net income	$1,013	$449

Foreign currency translation adjustment	382	(28)

Comprehensive income	$1,395	$421

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

					Accumulated
	Common		Additional		Other
	Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2011	19,172	$192	$69,298	$(31,864)	$(720)	$36,906

Stock-based compensation
expense	-	-	203	-	-	203
Common stock issued for
options exercised	52	-	92	-	-	92
Foreign currency translation
adjustment	-	-	-	-	382	382
Net income	-	-	-	1,013	-	1,013
Balance, March 31, 2011	19,224	$192	$69,593	$(30,851)	$(338)	$38,596

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,013	$449
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	125	131
Intangible asset amortization	217	-
Capitalized software amortization	192	137
Amortization of deferred financing costs	-	10
Stock-based compensation expense	203	217
(Gain) loss on derivative instruments	(588)	304
Changes in assets and liabilities:
Contract receivables	(3,466)	(2,319)
Prepaid expenses and other assets	301	(253)
Accounts payable, accrued compensation and accrued expenses	361	1,138
Billings in excess of revenue earned	(648)	(264)
Accrued warranty reserves	153	(13)
Other liabilities	(907)	(596)
Net cash used in operating activities	(3,044)	(1,059)

Cash flows from investing activities:
Capital expenditures	(76)	(91)
Capitalized software development costs	(180)	(206)
Acquisitions, net of cash acquired	(647)	-
Release of cash as collateral under letters of credit	66	567
Restrictions of cash as collateral under letters of credit	(3,519)	-
Drawdown of cash collateral on Emirates Simulation Academy, LLC line of credit	(79)	(146)
Net cash provided by (used in) investing activities	(4,435)	124

Cash flows from financing activities:
Deferred financing costs	-	(82)
Proceeds from issuance of common stock	92	-
Net cash provided by (used in) financing activities	92	(82)

Effect of exchange rate changes on cash	263	(31)
Net decrease in cash and cash equivalents	(7,124)	(1,048)
Cash and cash equivalents at beginning of year	26,577	25,270
Cash and cash equivalents at end of period	$19,453	$24,222

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended March 31, 2011 and 2010
(Unaudited)

1.	Basis of Presentation and Revenue Recognition

Basis of Presentation

The consolidated financial statements included herein have been prepared by GSE Systems, Inc. (the “Company” or “GSE”) without independent audit.  In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted.  The results of operations for interim periods are not necessarily an indication of the results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2010 filed with the Securities and Exchange Commission on March 14, 2011.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to revenue recognition, capitalization of software development costs, valuation of intangible assets acquired, contingent consideration issued in business acquisitions, and the recoverability of deferred tax assets.  Actual results could differ from these estimates and those differences could be material.

Revenue Recognition

The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  Revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis for the claim.

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

Revenue for contracts with multiple elements is recognized in accordance with ASC 605-25 Revenue Recognition - Multiple Element Arrangements.

Revenue from certain consulting or training contracts is recognized on a time-and-material basis.  For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

The following customers have provided more than 10% of the Company’s consolidated revenue for the indicated periods:

	Three Months ended
	March 31,
	2011	2010
Slovenské elektrárne, a.s.	14.2%	19.9%
Emerson Process Management	9.7%	15.4%
Genden Information System Co.	5.5%	12.1%

2.	Recently Adopted Accounting Pronouncements

On January 1, 2011 the Company adopted Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Arrangements.  ASU 2009-13 amends the guidance that in the absence of vendor-specific objective and third-party evidence for deliverables in multiple-deliverable arrangements, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangements consideration using the relative selling price method.  ASU 2009-13 expands the disclosure requirements for multiple-deliverable revenue arrangements.  The adoption of ASU 2009-13 has not had a material impact on the financial statements.

On January 1, 2011 the Company adopted ASU 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements.  ASU 2009-14 amends the guidance to exclude for the scope of software revenue accounting requirements tangible products if the product contains both software and non-software components that function together to deliver a product’s essential functionality and factors to consider in determining whether a product is within the scope of the guidance.  The adoption of ASU 2009-13 has not had a material impact on the financial statements.

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

(in thousands, except for share amounts)	Three Months ended
	March 31,
	2011	2010
Numerator:
Net income	$1,013	$449
Denominator:
Weighted-average shares outstanding for basic earnings per share	19,210,954	18,932,090
Effect of dilutive securities:
Employee stock options and warrants	287,399	605,708
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	19,498,353	19,537,798

Shares related to potentially dilutive securities excluded because inclusion would be anti-dilutive	1,543,800	1,168,485

4.	Acquisitions

EnVision Systems, Inc.

    On January 4, 2011, (the “Closing Date”) the Company completed the acquisition of all outstanding common stock of EnVision Systems, Inc. (“EnVision”), acquiring 100% ownership in EnVision.  EnVision is headquartered in Madison, NJ and has an office in Chennai, India.  EnVision’s tutorials and simulation models serve the rapidly growing entry-level training market for the oil & gas, refining, and specialty chemicals industries.  EnVision operates as a wholly-owned subsidiary of GSE and has been re-named GSE Envision, Inc.  On the Closing Date, GSE paid $1.2 million in cash to the shareholders of EnVision. In addition, if EnVision attains certain revenue targets for the four year period ending December 31, 2014, the shareholders of EnVision could receive up to an additional $3.0 million payable over four years.

    On the first anniversary of the Closing Date, the EnVision shareholders are entitled to receive $550,000.  On the second, third and fourth anniversaries, EnVision shareholders are entitled to receive $500,000.  These payments are contingent upon EnVision meeting or exceeding certain revenue targets during those periods, as defined in the purchase agreement. The EnVision shareholders are also entitled the the amount by which the aggregate payments received by the Company from Shell Global Solutions International, B.V. (“Shell”) after the Closing Date and prior to March 31, 2014 exceed $3.0 million, provided that the amount payable to the EnVision shareholders will not exceed $1.0 million.

    EnVision’s shareholders  are entitled to receive an amount equal to 30% of the cash collected prior to March 31, 2013 from the billed receivables which are included on the Closing Date balance sheet related to Shell.  Seventy percent of the cash collected relating to the recoverable costs and accrued profit not billed amounts which appear on the Closing Date balance sheet will be paid to the EnVision shareholders.  Payments to the EnVision shareholders for cash collections relating to the billed receivables and recoverable costs and accrued profit not billed amounts will occur in three yearly payments ending in 2013.  EnVision shareholders could receive up to approximately $687,000 of the trade receivables and recoverable costs and accrued profit not billed amounts included on the Closing Date balance sheet, contingent on the collection of cash.

At Closing, the EnVision shareholders were entitled to receive all the cash of the business except for $400,000.  Additionally, the EnVision shareholders were credited for any prepaid expenses and assumed any existing liabilities from the Closing Date balance sheet.  Based on the Closing Date balance sheet, a $119,000 payment will be made to the EnVision shareholders in the second quarter of 2011.

Of the $4.0 million gross purchase price, the Company accrued approximately $2.0 million of contingent consideration based on its estimate of the fair value of the potential contingent consideration payable to the EnVision shareholders targets for the four year period ending December 31, 2014. The Company will estimate the fair value of the recorded amount of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the selling, general, and administrative expenses of the consolidated statement of operations during the period of adjustment.

The estimated fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash paid at closing	$1,200
Present value of estimated future payments	1,998
Payable to EnVision Shareholders - contracts receivable	687
Working capital retained by EnVision Shareholders - cash	119
Total estimated purchase price	$4,004

The Company’s purchase price allocation for the net assets acquired was as follows (in thousands):

January 4, 2011
(unaudited)

Cash	$553
Contract receivables	1,124
Prepaid expenses and other current assets	62
Property, plant and equipment, net	22
Receivable from EnVision shareholders	321
Intangible assets	1,509
Goodwill	1,864
Total assets	5,455

Accounts payable, accrued expenses and other liabilities	429
Billings in excess of revenue earned	46
Deferred tax liability	976
Total liabilities assumed	1,451

Net assets acquired	$4,004

The Company recorded intangible assets as a result of the acquisition, which included $871,000 relating to contractual and non-contractual customer relationships. Contractual customer relationships acquired totaled $438,000 and are being amortized in proportion to the projected revenue streams of the related contracts over three years. Non-contractual customer relationships acquired totaled $433,000 and are being amortized in proportion to the projected revenue streams of the related relationships over eight years.  The Company acquired intangible assets of $471,000 related to developed technology which are being amortized using the straight line method over an eight year period.  The Company also acquired $152,000 of in-process research and development intangible assets which are being amortized over eight years in proportion to the projected revenue streams of the related in-process research and development.  Additionally, $15,000 related to domain names and other marketing related intangibles were obtained, and are being amortized using the straight line method over an estimated useful life of 3 years. The intangible assets and accrued contingent consideration for EnVision were recorded at estimated fair value.

EnVision’s results of operations are included in the consolidated financial statements for the period beginning January 4, 2011.

Pro forma results. Our consolidated financial statements include the operating results of TAS, acquired in April 2010, and EnVision as of their respective dates of acquisition.  For the three months ended March 31, 2011 and 2010, the unaudited pro forma financial information below assumes that our material business acquisitions of TAS and EnVision occurred on January 1, 2009 and January 1, 2010, respectively.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended March 31, 2011 and 2010
(Unaudited)

(in thousands except per share data)	Three Months ended
	March 31,
	(unaudited)
Pro forma financial information including the acquisitions of TAS and EnVision	2011	2010
Revenue	$12,322	$12,886
Operating income	290	553
Net income	1,590	539
Earnings per common share — basic	$0.08	$0.03
Earnings per common share — diluted	$0.08	$0.03

5.	Contract receivables

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

(in thousands)	March 31,	December 31,
	2011	2010

Billed receivables	$9,364	$7,733
Recoverable costs and accrued profit not billed	12,966	11,508
Allowance for doubtful accounts	(366)	(2,040)
Total contract receivables, net	$21,964	$17,201

Recoverable costs and accrued profit not billed totaled $13.0 million and $11.5 million as of March 31, 2011 and December 31, 2010, respectively.  In April 2011, the Company invoiced $2.2 million of the unbilled amounts; the balance of the March 31, 2011 unbilled amounts is expected to be invoiced and collected within one year.

During the three months ended March 31, 2011, the Company wrote off $1.6 million of billed receivables related to the Emirates Simulation Academy LLC that had been fully reserved as of December 31, 2010.

The following customers account for more than 10% of the Company’s consolidated net billed receivables for the indicated periods:

	March 31,	December 31,
	2011	2010
Westinghouse Electric Company	20.0%	0.0%
British Energy Generation Limited	17.1%	0.0%
Genden Information System Co.	14.3%	0.0%
Exelon Generation Company, LLC	10.4%	14.4%

In April 2011, the Company collected over 36% of the March 31, 2011 billed receivables; the balance of the net billed receivables is expected to be collected within one year.

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

Software development costs capitalized were $180,000 and $206,000 and total amortization expense was $192,000 and $137,000 for the quarters ended March 31, 2011 and 2010, respectively.

7.	Fair Value of Financial Instruments

Accounting Standards Codification (“ASC)  820, Fair Value measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2011 and December 31, 2010 based upon the short-term nature of the assets and liabilities.

At March 31, 2011 and December 31, 2010 the Company had approximately $3.2 million and $17.0 million, respectively, deposited in a money market account with Bank of America.

The following table presents assets and liabilities measured at fair value at March 31, 2011:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$3,156	$-	$-	$3,156
Certificates of deposit	5,223	-	-	5,223
Foreign exchange contracts	-	1,601	-	1,601

Total assets	$8,379	$1,601	$-	$9,980

Foreign exchange contracts	$-	$(921)	$-	$(921)

Total liabilities	$-	$(921)	$-	$(921)

8.	Derivative Instruments

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

As of March 31, 2011, the Company had foreign exchange contracts outstanding of approximately 2.6 million Pounds Sterling, 14.6 million Euro, and 763.8 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  At December 31, 2010, the Company had contracts outstanding of approximately 1.6 million Pounds Sterling, 10.6 million Euro, and 865.2 million Japanese Yen at fixed rates. The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheet as follows:

	March 31,	December 31,
(in thousands)	2011	2010

Asset derivatives
Prepaid expenses and other current assets	$1,153	$208
Other assets	448	117
	1,601	325
Liability derivatives
Other current liabilities	(881)	(204)
Other liabilities	(40)	(40)
	(921)	(244)

Net fair value	$680	$81

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

For the three months ended March 31, 2011 and 2010, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three Months ended March 31,
(in thousands)	2011	2010

Foreign exchange contracts- change in fair value	$560	$(64)
Remeasurement of related contract receivables	28	(240)

Net gain (loss) on derivatives	$588	$(304)

9.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $203,000 and $217,000 of pre-tax stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively, under the fair value method.  The Company granted 42,000 stock options in the three months ended March 31, 2011 and did not grant any options in the three months ended March 31, 2010.

10.	Long-term Debt

At March 31, 2011 and December 31, 2010, the Company had no long-term debt.

Lines of Credit

At December 31, 2010, the Company had two separate revolving credit agreements for revolving lines of credit with Bank of America (“BOA”) which were to expire on May 31, 2012.  The Company and its subsidiary, GSE Power Systems, Inc., were jointly and severally liable as co-borrowers.  The credit facilities enabled the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit which was in the principal amount of up to $3.5 million was amended on March 29, 2010 to increase the principal amount to $5.0 million, but was terminated (see below).  The second line of credit was in the principal amount of up to $2.5 million. This line of credit enabled the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA and was amended on March 14, 2011 (see below).  The interest rate on this line of credit was based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly. The credit agreements contained certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  In addition, both credit agreements contained financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio. At December 31, 2010, the Company was in default of the funded debt to EBITDA ratio.

Due to the Company’s financial covenant default as of December 31, 2010, BOA made the following amendments to the Company’s revolving credit agreements effective March 14, 2011:

•	A written waiver was granted for the funded debt to EBITDA ratio default.
•	The $5.0 million principal line of credit was terminated.
•	The financial covenants for the $2.5 million principal line of credit were deleted.
•	The Company was required to cash collateralize all outstanding standby letters of credit.
•	All future letters of credit issued by BOA must be cash collateralized.
•	Borrowings under the line of credit must be cash collateralized. Currently the Company has in place a $600,000 certificate of deposit as collateral for the line of credit.

As of March 31, 2011, the Company was contingently liable for seven standby letters of credit and three surety bonds totaling $5.5 million which represent performance and bid bonds on ten contracts.  The Company has deposited the full value of seven of the standby letters of credit in certificates of deposit ($3.7 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at March 31, 2011 as restricted cash.

11.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2010	$1,680
Warranty provision	258
Warranty claims	(130)
Currency adjustment	25
Balance at March 31, 2011	$1,833

12.	Income Taxes

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

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense.

The Company, through its acquisition of EnVision on January 4, 2011, recognized deferred tax liabilities of $1.0 million.  As a result of this acquisition, in accordance with ASC-805 Business Combinations, the Company reduced the valuation allowance on its U.S. net deferred tax assets and recognized the change in the valuation allowance ($1.0 million) through the income tax provision.

The Company, through its acquisition of EnVision on January 4, 2011, also recorded $320,000 of unrecognized tax benefits as well as a receivable from the EnVision shareholders for the same amount as indemnity for this tax position.  The Company does not expect any material changes to its uncertain tax positions in the next twelve months.

The Company expects to pay income taxes in Sweden, China, India and England in 2011.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its U.S. and Scottish net deferred tax assets at March 31, 2011.

13.	Preferred Stock Rights

On March 21, 2011, the Board of Directors of the Company declared a dividend, payable to holders of record as of the close of business on April 1, 2011, of one preferred stock purchase right (a Right) for each outstanding share of common stock, par value $0.01 per share, of the Company (the Common Stock).  In addition, the Company will issue one Right with each new share of Common Stock issued.  In connection therewith, on March 21, 2011, the Company entered into a Stockholder Protection Rights Agreement (as amended from time to time, the Rights Agreement) with Continental Stock Transfer & Trust Company, as Rights Agent, which has a term of three years, unless amended by the Board of Directors in accordance with the terms of the Rights Agreement.  Upon approval of both an independent committee of the Board of Directors and the Board of Directors, the Rights Plan can be extended for up to three years.  The Rights will initially trade with and be inseparable from the Common Stock and will not be evidenced by separate certificates unless they become exercisable.  Each Right entitles its holder to purchase from the Company one-hundredth of a share of participating preferred stock having economic and voting terms similar to the Common Stock at an exercise price of $8.00 per Right, subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable.  Under the Rights Agreement, the Rights become exercisable if any person or group acquires 20% or more of the Common Stock or, in the case of any person or group that owned 20% or more of the Common Stock as of March 21, 2011, upon the acquisition of any additional shares by such person or group.  The Company, its subsidiaries, employee benefit plans of the Company or any of its subsidiaries and any entity holding Common Stock for or pursuant to the terms of any such plan are excepted.  Upon exercise of the Right in accordance with the Rights Agreement, the holder would be able to purchase a number of shares of Common Stock from the Company having an aggregate market price (as defined in the Rights Agreement) equal to twice the then-current exercise price for an amount in cash equal to the then-current exercise price.  In addition, the Company may, in certain circumstances and pursuant to the terms of the Rights Agreement, exchange the Rights for one share of Common Stock or an equivalent security for each Right or, alternatively, redeem the Rights for $0.001 per Right.  The Rights will not prevent a takeover of our Company, but may cause substantial dilution to a person that acquires 20% or more of the Company’s Common Stock.

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

GSE is the parent company of:
♦	GSE Power Systems, Inc., a Delaware corporation;
♦	GSE Power Systems, AB, a Swedish corporation;
♦	GSE Engineering Systems (Beijing) Co. Ltd., a Chinese limited liability company;
♦	GSE Systems, Ltd, a Scottish limited liability company;
♦	TAS Engineering Consultants Ltd, an English limited liability company;
♦	GSE EnVision, Inc., a New Jersey corporation; and
♦	EnVision Systems (India) Pvt. Ltd., an Indian limited liability company.

The Company has a 49% minority interest in GSE-UNIS Simulation Technology Co., Ltd. a Chinese limited liability company and has a 10% minority interest in Emirates Simulation Academy, LLC, a United Arab Emirates limited liability company.  The Company has only one reportable segment.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects”, “intends”, “believes”, “may”, “will” and “anticipates” to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors of the Company’s 2010 Annual Report on Form 10-K and those other risks and uncertainties detailed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

The continued dramatic increase in global energy demand is well documented and, we believe, will continue to grow for decades to come.  Government and industry sources and trade journals report that up to 252 new nuclear plants could be built worldwide over the next 20 years.  Currently, there are over 66 plants under construction in 15 countries.  In the U.S. some 16 companies and consortia are considering building 30 nuclear power plants.  The U.S. Nuclear Regulatory Commission is actively reviewing 13 combined construction and operating license applications from 12 companies and consortia for 22 nuclear power reactors.  Each new plant will be required to have a full scope simulator ready for operator training and certification about two years prior to fuel loading.  According to the IAEA, as many as 65 countries with no current nuclear power capability have announced considerations to add nuclear energy to their power generation capabilities (21 in Asia-Pacific, 21 in Africa, 12 in Europe, and 11 in Latin America).  With our leading market share, excellent reputation, and world-class technology, GSE is poised to capitalize on the ever growing world-wide nuclear renaissance addressing the training and simulation needs.

                On March 11, 2011 a 9.0 magnitude earthquake and subsequent tsunami occurred along the northeast coast of Japan.  The Fukushima Daiichi I Nuclear Power Plant, which is maintained by the Tokyo Electric Power Company (TEPCO), was crippled by a tsunami estimated at 46 feet, nearly 2.5 x the height of the 19 foot seawall protecting the plant.  The reactors shut down automatically after the earthquake, with emergency generators providing power to the facility’s electronics and cooling systems. However, the flooding was too severe and caused a power failure inside the facility that prevented the cooling systems from working, thus leading to overheating and a partial core meltdown.

Following the Fukushima event, GSE management has been in contact with its customers around the globe and monitored the reactions of the various countries with existing or planned nuclear power programs.  To date, none of our current projects have been impacted in any way, including those our Swedish subsidiary has in Japan.  At March 31, 2011, GSE Sweden had two significant projects in progress in Japan with a backlog of $8.1 million.

Most countries with nuclear programs have announced the delay of new nuclear plants while they conduct reviews of their programs, but none have indicated that any existing plants will be permanently shut down.  Germany has temporarily shut down seven nuclear reactors that became operational prior to  1980, while the German government reconsiders its nuclear strategy and carries out safety checks on the remaining plants.  On March 23, 2011, the U.S. Nuclear Regulatory Commission issued a Temporary Instruction (“TI”) regarding a special NRC inspection to all holders of operating licenses for nuclear reactors.  The object of the TI is to independently assess the adequacy of actions taken by the U.S. Nuclear licensees in response to the Fukushima Daiichi nuclear accident and will be used to evaluate the industry’s readiness for a similar event and to aid in determining whether additional regulatory actions by the U.S. NRC are warranted. Even in Japan, Deputy Chief Cabinet Secretary Yoshito Sengoku recently stated that the Japanese government has no plans to shut down any more functioning nuclear reactors other than three at the Hamaoka power plant in central Japan. The plant has been asked by the Japanese government to halt the units until a seawall is built and backup systems are improved at Hamaoka.

        Previous nuclear accidents have resulted in new regulations requiring additional operator training, higher fidelity models and new testing scenarios.  Accordingly, it is likely that additional governmental regulations enacted in the aftermath of the Fukushima nuclear accident will result in the requirement for plant modifications and new testing scenarios that will result in the need for higher simulator fidelity, such as that designed and supplied by GSE.

In order to meet the world’s needs, all forms of energy will play a part, not just nuclear power.   As of 2008, only 14% of the world’s power was nuclear, while thermal energy (solids, liquids, gases, biomass and waste) accounted for 67%, hydro energy was approximately 18%, and renewable energy was less than 2%.  For more than three decades, GSE has leveraged the simulation capability that we developed for nuclear power for non-nuclear projects.  Globally we have delivered 121 fossil power plant simulators and 96 process industry simulators.  GSE intends to grow the nuclear segment as fast as the marketplace allows and the non-nuclear segment even faster.

According to the U.S. Energy Information Administration, world energy consumption will increase by 49% from 495 quadrillion BTU in 2007 to 739 in 2035.  New consumption means new production, which means new plants, new workers, and an enormous amount of training to provide a skilled workforce.  GSE recognized this growing need for energy industry training several years ago and began developing various training solutions leveraging the use our simulation technology.  GSE created a 163 course, five-simulator training course that was sold to the Emirates Simulation Academy LLC, in the UAE, a training academy that was created by GSE and two other partners in 2007. The Company worked with the University of Strathclyde in Glasgow, Scotland to incorporate GSE’s simulation into the University’s degreed and industrial education programs.  GSE developed a 20-week “Nuclear Operator Jump Start Training Program” for Southern Nuclear Company in Augusta, GA utilizing the Company’s VPanel™ interactive visual training simulator.  The advantage of the VPanel™ simulator is its scalability and ease of configuration for both team and individual training, plant specific or cross training.  The VPanel™ allows customers to utilize their existing simulator load while bringing many full scope simulator capabilities directly into the classroom for a fraction of the cost.  The Company’s “Operator Jump Start” training program, which utilizes the VPanel™ simulator, helps customers screen and train new operator candidates.  This training program is designed to provide essential knowledge and skills to potential nuclear plant operators and to determine if candidates have the ability to successfully complete the customer’s own operator licensing programs.  The program includes instruction on fundamental sciences (including GFES), plant systems and operations.  To date, 100% of students completing GSE’s Operator Jump Start program have passed the NRC GFES exam.

 In order to expand its simulation-based training programs, on January 4, 2011, GSE acquired EnVision Systems, Inc., subsequently renamed GSE-EnVision Inc., which provides interactive multi-media tutorials and simulation models, primarily to the petrochemical and oil & gas refining industries.  EnVision’s products provide a foundation in process fundamentals, as well as plant operations and interaction.  This gives GSE as tiered offering when it comes to simulation, as well as a large library of training content in multiple languages.  GSE-EnVision is a product-oriented business model with very high margins.

A compounding problem is facing the energy industry.  While experiencing rapid growth requiring new plants and new workers, the incumbent industry workforce is aging and facing dramatic turnover.  According to the NRC, the average nuclear plant worker is 50 years old, and 42% of the current workforce is expected to be replaced over the next five years due to attrition and retirement.  While the data is readily available in the nuclear industry because it is so heavily regulated, similar demographics exist in the fossil, oil & gas, chemical and petrochemical industries.  While this issue has been looming for some time, the impact has been somewhat delayed due to the recent global economic downturn.  Some employees that were planning on retiring in the near future saw their savings significantly reduced and were forced to postpone their retirements.  Accordingly, the Company anticipates that in the near future, a larger number of employees are likely to retire within a shorter time span and the need to find qualified employees to replace them will become an acute issue.

Except for some insightful early adopters, many companies tend to put off spending on training until they absolutely have to or they are in trouble.  Often it is viewed as a cost rather than an investment, and aside from travel, it is one of the first things to be cut during economic downturns.  However, the statistics associated with new plant builds and the aging workforce are undeniable, and training will be required to supply the skilled employees that will be needed to staff the new plants and replace the retirees.  Therefore, when the energy industry recognizes the need to train, they will want training that is faster and better than what is traditionally available.  Additionally, they will have to consider the nature of the next generation workforce who has grown up with a computer and vast amounts of interactive multimedia.  Standard classroom training will not provide the efficacy that will be needed nor satisfy the interest level of the new workforce.

In fact, according to the NTL Institute’s statistics on learner retention only 5% of information is retained from lecture, and only 10% from reading.  However, 75% retention is accomplished when learners practice by doing.  These statistics support GSE’s success with the Nuclear Operator Jump Start Training Program at SNC, as our design combines traditional instructor-led classroom training with structured simulator exercises supporting the concepts learned.  This model is transportable globally to anywhere a new energy workforce is needed.

Case studies demonstrate that the inclusion of “serious gaming” technology such as immersive 3D environments can reduce training time and improve learning significantly.  In fact, the Royal Canadian Army was able to reduce the cost of training and increase the pass rate of students by incorporating gaming into the curriculum.  Due to the advancement of computer processing power and graphics technology, immersive 3D game engines are readily available off-the-shelf at commercially-viable prices.  Additionally, this style of learning also lends itself to the next generation workforce, and as such GSE is investing significantly in 3D visualization.  This investment comes in the form of strategic hires, R&D, and investment in technology.  Through R&D efforts already undertaken, GSE’s Engineers have discovered how to link our industry-leading, high fidelity models to COTS game engines.  This enables us to make the invisible visible, for example seeing the inside of an operating reactor, steam generator, or turbine generator.  Blending the learning strategy by incorporating 3D visualization interfacing high fidelity real time simulation models will allow GSE to provide the energy industry with better, faster, less costly training ideally suited for the next generation workforce.  We expect modest revenues from 3D visualization sales in 2011, and we expect it to scale dramatically over the coming years.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended March, 31
	2011	%	2010	%
Contract revenue	$12,322	100.0%	$11,208	100.0%
Cost of revenue	8,847	71.8%	8,063	71.9%

Gross profit	3,475	28.2%	3,145	28.1%
Operating expenses:
Selling, general and administrative	3,420	27.8%	2,561	22.8%
Depreciation	125	1.0%	131	1.2%
Amortization of definited-lived intangible assets	217	1.8%	-	0.0%
Total operating expenses	3,762	30.6%	2,692	24.0%

Operating income (loss)	(287)	(2.3)%	453	4.0%

Interest income (expense), net	33	0.3%	(2)	(0.0)%
Gain (loss) on derivative instruments	588	4.8%	(304)	(2.7)%
Other income, net	65	0.5%	19	0.2%

Income before income taxes	399	3.2%	166	1.5%

Benefit for income taxes	(614)	(5.0)%	(283)	(2.5)%

Net income	$1,013	8.2%	$449	4.0%

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

A summary of the Company’s significant accounting policies as of December 31, 2010 is included in Note 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Certain of our accounting policies require higher degrees of judgment than others in their application.  These include revenue recognition on long-term contracts, capitalization of computer software development costs, and deferred income tax valuation allowances.  These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations - Three Months ended March 31, 2011 versus Three Months ended March 31, 2010

Contract Revenue.  Total contract revenue for the quarter ended March 31, 2011 totaled $12.3 million, which was 9.9% higher than the $11.2 million total revenue for the quarter ended March 31, 2010.  The Company recorded total orders of $10.5 million in the first quarter 2011 versus $9.9 million in the first quarter 2010.  The increase in revenue is primarily related to the acquisitions of TAS and EnVision.  TAS generated approximately $950,000 and EnVision generated approximately $500,000 of revenue for the three months ended March 31, 2011.   Revenue related to the $23.8 million full scope simulator and digital control system order from a Slovak utility was $1.7 million or (14.2% of revenue) and $2.2 million or (19.9% of revenue) for the three months ended March 31, 2011 and 2010 respectively.  At March 31, 2011, the Company’s backlog was $57.0 million, of which $6.1 million related to the Slovakia contract.  The backlog increased 1.9% from December 31, 2010 when the Company’s backlog totaled $55.9 million.

Gross Profit. Gross profit totaled $3.5 million for the quarter ended March 31, 2011 versus $3.1 million for the same quarter in 2010.  As a percentage of revenue, gross profit increased slightly from 28.1% for the three months ended March 31, 2010 to 28.2% for the three months ended March 31, 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $3.4 million in the quarter ended March 31, 2011, a 33.7% increase from the $2.6 million for the same period in 2010. The increase reflects the following spending variances:

♦
Business development and marketing costs increased from $1.0 million in the first quarter 2010 to $1.4 million in the first quarter of 2011.  Bidding and proposal costs, which are the costs of operations personnel in assisting with the preparation of contract proposals, increased by $69,000 in the first quarter 2011 to $397,000 as compared to the first quarter 2010. The acquisitions of TAS and EnVision have contributed approximately $193,000 of the business development and marketing costs for the three months ended March 31, 2011.  The Company also hired a business development manager in the United Kingdom in May 2010.

♦
The Company’s general and administrative expenses (“G&A”) increased from $1.4 million in the first quarter of 2010 to $1.9 million in the first quarter of 2011.  The increase of $500,000 is primarily attributable to the following:

o	TAS and EnVision incurred $217,000 of G&A expenses for the period ended March 31, 2011.
o	The change in the fair value of contingent consideration (accretion expense) related to the TAS and EnVision acquisitions was $146,000 for the period ended March 31, 2011.
o	The Company incurred approximately $204,000 in expenses related to its acquisition efforts in the first quarter of 2011, mainly legal expenses, as compared to $104,000 in the first quarter of 2010.
o
The Company created a 3D visualization team in January 2011 to develop 3D technology to add to our training programs.  The Company incurred $47,000 of costs related to this effort in the period ended March 31, 2011.

Depreciation.  Depreciation expense totaled $125,000 and $131,000 during the quarters ended March 31, 2011 and 2010, respectively.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $217,000 and $0 for the quarters ended March 31, 2011 and 2010, respectively.  As part of the Company’s acquisition of TAS in 2010, the Company recorded intangible assets totaling approximately $740,000 with estimated lives of one to ten years.  The Company also recorded intangible assets of $1.5 million with estimated lives of three to eight years as part of the EnVision acquisition.

Operating Income.  The Company had operating loss of $287,000 (-2.3% of revenue) in the first quarter 2011, as compared with an operating income of $453,000 (4.0% of revenue) for the same period in 2010.  The variances were due to the factors outlined above.

Interest Income (Expense), Net.  Net interest income totaled $33,000 in the quarter ended March 31, 2011 versus net interest expense of $2,000 in the quarter ended March 31, 2010.

Gain (Loss) on Derivative Instruments.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of March 31, 2011, the Company had foreign exchange contracts for the sale of approximately 2.6 million Pounds Sterling, 14.6 million Euro, and 764 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company has not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $560,000 for the three months ended March 31, 2011.

The foreign currency denominated trade receivables and unbilled receivables that are related to the outstanding foreign exchange contracts at March 31, 2011 were remeasured at the end of the period into the functional currency using the current exchange rate at the end of the period.  For the three months ended March 31, 2011, the Company incurred a $28,000 gain from the remeasurement of such trade and unbilled receivables.

At March 31, 2010, the Company had contracts for the sale of approximately 847,000 Pounds Sterling, 7.1 million Euro, and 759 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and recognized a loss on the change in the estimated fair value of the contracts of $64,000 for the three months ended March 31, 2010 and incurred a $240,000 loss from the remeasurement of the related trade and unbilled receivables.

Other Income, Net.  For the three months ended March 31, 2011 and 2010, other income, net was $65,000 and $19,000, respectively.  The components of other income (expense), net included the following:
♦	For the three months ended March 31, 2011, the Company recognized $35,000 of equity investment income from GSE-UNIS Simulation Technology Co., Ltd.
♦	The Company had other miscellaneous income for the three months ended March 31, 2011 and 2010 of $30,000 and $19,000, respectively.

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

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense.

The Company, through its acquisition of EnVision on January 4, 2011, recognized deferred tax liabilities of $1.0 million.  As a result of this acquisition, in accordance with ASC-805 Business Combinations, the Company reduced the valuation allowance on its U.S. net deferred tax assets and recognized the change in the valuation allowance ($1.0 million) through the income tax provision.

The Company, through its acquisition of EnVision on January 4, 2011, recorded $320,000 of unrecognized tax benefits as well as a receivable from the EnVision shareholders for the same amount as indemnity for this tax position.  The Company does not expect any material changes to its uncertain tax positions in the next twelve months.

The Company expects to pay income taxes in Sweden, China, India and England in 2011.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its U.S. and Scottish net deferred tax assets at March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2011, the Company’s cash and cash equivalents totaled $19.5 million compared to $26.6 million at December 31, 2010.

Cash used in operating activities.   For the three months ended March 31, 2011, net cash used in operations totaled $3.0 million. Significant changes in the Company’s assets and liabilities in the three months ended March 31, 2011 included:
♦
A $3.5 million increase in the Company’s contract receivables.   The Company’s trade receivables, net of the allowance for doubtful accounts, increased from $5.7 million at December 31, 2010 to $9.0 million at March 31, 2011.  At March 31, 2011, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $613,000 versus $318,000 at December 31, 2010.   The Company’s unbilled receivables increased by approximately $1.5 million to $13.0 million at March 31, 2011.  The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.  In April, 2011, the Company invoiced $2.2 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

♦
A $361,000 increase in accounts payable, accrued compensation and accrued expenses.  The Company’s accounts payable increased due to material purchases and the utilization of subcontractors on several of the Company’s current projects.

♦	A $648,000 decrease in billings in excess of revenue earned. The decrease was due to the timing of the contracted billing milestones of the Company’s current projects.

 For the three months ended March 31, 2010, net cash used in operations totaled $1.1 million. The most significant change in the Company’s assets and liabilities in the three months ended March 31, 2010 was a $2.3 million increase in the Company’s contract receivables.    At March 31, 2010, trade receivables outstanding for more than 90 days totaled $1.6 million versus $1.4 million at December 31, 2009.  The Company’s unbilled receivables also increased by $1.5 million to $10.9 million at March 31, 2010.  In addition, accounts payable, accrued compensation and accrued expenses increased $1.1 million during the three months ended March 31, 2010.  Other liabilities also decreased $609,000 in the three months ended March 31, 2010 primarily due to the Company’s reversal of a $400,000 accrual for foreign income tax withholding on a contract that it completed in China, and the Company’s Swedish subsidiary also paid $281,000 to the Swedish Tax Authority as partial payment of their 2009 income tax liability during the three months ended March 31, 2010.

Cash provided by (used in) investing activities.  Net cash used in investing activities totaled $4.4 million for the three months ended March 31, 2011.  The increase is primarily the result of BOA’s amendments to the Company’s revolving credit agreements effective March 14, 2011, which required the Company to cash collateralize all existing and future letters of credit.  At March 31, 2011 the Company had cash collateralized $3.7 million of standby letters of credit.  This balance represents a $3.5 million increase from December 31, 2010.

The Company acquired EnVision Systems Inc. on January 4, 2011.  The purchase price totaled $4.0 million with $1.2 million paid in cash at closing and the balance deferred until the first, second, third and fourth anniversaries of the closing date.  GSE acquired approximately $550,000 in cash through the acquisition of EnVision.

         Capital expenditures totaled $76,000 and capitalized software development costs totaled $180,000.  $79,000 of cash which GSE had on deposit with Union National Bank (“UNB”) as a partial guarantee against ESA’s line of credit was withdrawn by UNB during the three months ended March 31, 2011.  As of March 31, 2011 and December 31, 2010, GSE had a full reserve for the UNB collateral in the restricted cash account.

For the three months ended March 31, 2010, cash provided by investing activities totaled $124,000.  Capital expenditures totaled $91,000 and capitalized software development costs totaled $206,000.  $567,000 of the cash used as collateral for foreign currency contracts was released and $146,000 of cash which GSE had on deposit with UNB as a partial guarantee against ESA’s line of credit was withdrawn by UNB during the three months ended March 31, 2010.  GSE had a full reserve for the amount in the restricted cash account at March 31, 2010.

Cash provided by (used in) financing activities.  Net cash provided by financing activities totaled $92,000 from the issuance of common stock for the three months ended March 31, 2011.

Net cash used in financing activities totaled $82,000 for the payment of expenses related to the BOA line of credit agreements in the three months ended March 31, 2010.

At March 31, 2011, the Company had cash and cash equivalents of $19.5 million.  Based on the Company’s forecasted expenditures and cash flow, the Company believes that it will generate sufficient cash through its normal operations to meet is liquidity and working capital needs for the next twelve months.

Credit Facilities

At December 31, 2010, the Company had two separate revolving credit agreements for revolving lines of credit with BOA which were to expire on May 31, 2012.  The Company and its subsidiary, GSE Power Systems, Inc., were jointly and severally liable as co-borrowers.  The credit facilities enabled the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit which was in the principal amount of up to $3.5 million was amended on March 29, 2010 to increase the principal amount to $5.0 million but was terminated (see below).  This revolving line of credit enabled the Company to borrow funds up to 90% of eligible foreign accounts receivable, plus 75% of eligible unbilled foreign receivables and 100% of cash collateral pledged to BOA on outstanding warranty standby letters of credit. This line of credit was 90% guaranteed by the Export-Import Bank of the United States.  The interest rate on this line of credit is based on the daily LIBOR rate plus 150 basis points, with interest only payments due monthly.  The second line of credit was in the principal amount of up to $2.5 million. This line of credit enabled the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA and was amended on March 14, 2011 (see below).  The interest rate on this line of credit was based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly. The credit agreements contained certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  In addition, both credit agreements contained financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio. At December 31, 2010, the Company was in default of the funded debt to EBITDA ratio.

Due to the Company’s financial covenant default as of December 31, 2010, BOA made the following amendments to the Company’s revolving credit agreements effective March 14, 2011:

•	A written waiver was granted for the funded debt to EBITDA ratio default.
•	The $5.0 million principal line of credit was terminated.
•	The financial covenants for the $2.5 million principal line of credit were deleted.
•	The Company was required to cash collateralize all outstanding standby letters of credit.
•	All future letters of credit issued by BOA must be cash collateralized.
•	Borrowings under the line of credit must be cash collateralized. Currently the Company has in place a $600,000 certificate of deposit as collateral for the line of credit.

        As of March 31, 2011, the Company was contingently liable for seven standby letters of credit and three surety bonds totaling $5.5 million which represent performance and bid bonds on ten contracts.  The Company has deposited the full value of seven of the standby letters of credit in certificates of deposit ($3.7 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at March 31, 2011 as restricted cash.

In light of the latest amendments to our line of credit, the Company is currently seeking new financing opportunities to provide greater flexibility and enhanced cash flow options.

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

As of March 31, 2011, the Company had foreign exchange contracts for sale of approximately 2.6 million Pounds Sterling, 14.6 million Euro, and 763.8 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $560,000.  A 10% fluctuation in the foreign currency exchange rates up or down as of March 31, 2011 would have increased/decreased the change in the estimated fair value of the contracts by $68,000.

As of March 31, 2010, the Company had foreign exchange contracts for sale of approximately 847,000 Pounds Sterling, 7.1 million Euro and 759 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and recognized a loss on the change in the estimated fair value of the contracts of $64,000 for the three months ended March 31, 2010.

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of March 31, 2011 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of March 31, 2011 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to satisfy the objectives for which they were intended and that the information required to be disclosed is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) compiled and communicated to our management to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors
    The Company has one material change to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Company’s stockholder protection rights agreement and classified board of directors could deter acquisition proposals and make it difficult for a third party to acquire control of the Company, which could have a negative effect on the price of the Company’s Common Stock.

The Company has a stockholder protection rights agreement and a classified board of directors, which could discourage potential acquisition proposals and could delay or prevent a change in control of the Company.  This deterrent could adversely affect the price of the Company’s Common Stock and make it difficult to affect a change in the composition of the Board of Directors or a change in management of the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Removed and Reserved

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
For the Three Months ended March 31, 2011 and 2010
(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011	GSE SYSTEMS, INC.
/S/ JAMES A. EBERLE
James A. Eberle
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)