Form 10-Q
period 2011-06-30
GSE SYSTEMS INC
filed 2011-08-09
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2011.
or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from     to    .

Commission File Number:                                            001-14785

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

1332 Londontown Blvd., Suite 200, Sykesville, MD 21784
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 970-7800

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  [  ]  No [X]

There were 18,959,652 shares of common stock, with a par value of $.01 per share outstanding as of August 5, 2011.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	Unaudited
	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$18,634	$26,577
Restricted cash	4,350	179
Contract receivables, net	19,460	17,201
Prepaid expenses and other current assets	2,939	1,992
Total current assets	45,383	45,949

Equipment and leasehold improvements	5,361	4,727
Accumulated depreciation	(4,162)	(3,667)
Equipment and leasehold improvements, net	1,199	1,060

Software development costs, net	1,782	1,790
Goodwill	4,494	2,609
Intangible assets, net	1,744	637
Long-term restricted cash	1,054	794
Other assets	1,528	775
Total assets	$57,184	$53,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,396	$4,945
Accrued expenses	1,660	1,753
Accrued compensation and payroll taxes	2,182	2,053
Billings in excess of revenue earned	4,340	4,268
Accrued warranty	1,900	1,680
Other current liabilities	3,271	1,210
Total current liabilities	16,749	15,909

Other liabilities	2,275	799
Total liabilities	19,024	16,708
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and outstanding none in 2011 and 2010	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued 19,239,681 in 2011 and 19,171,855 in 2010	192	192
Additional paid-in capital	69,803	69,298
Accumulated deficit	(31,095)	(31,864)
Accumulated other comprehensive loss	(404)	(720)
Treasury stock at cost, 150,881 shares in 2011, 0 in 2010	(336)	-
Total stockholders' equity	38,160	36,906
Total liabilities and stockholders' equity	$57,184	$53,614

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Contract revenue	$11,257	$11,773	$23,579	$22,981

Cost of revenue	7,500	8,125	16,347	16,188
Gross profit	3,757	3,648	7,232	6,793

Operating expenses:
Selling, general and administrative	3,198	2,731	6,618	5,292
Depreciation	103	141	228	272
Amortization of definited-lived intangible assets	208	25	425	25
Total operating expenses	3,509	2,897	7,271	5,589

Operating income (loss)	248	751	(39)	1,204

Interest income, net	29	21	62	19
Gain (loss) on derivative instruments, net	(410)	(374)	178	(678)
Other income (expense), net	(26)	19	39	38
Income (loss) before income taxes	(159)	417	240	583

Provision (benefit) for income taxes	85	47	(529)	(236)
Net income (loss)	$(244)	$370	$769	$819

Basic income (loss) per common share	$(0.01)	$0.02	$0.04	$0.04

Diluted income (loss) per common share	$(0.01)	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$(244)	$370	$769	$819

Foreign currency translation adjustment	(66)	(253)	316	(281)

Comprehensive income (loss)	$(310)	$117	$1,085	$538

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

					Accumulated
	Common		Additional		Other	Treasury
	Stock		Paid-in	Accumulated	Comprehensive	Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2010	19,172	$192	$69,298	$(31,864)	$(720)	-	$-	$36,906
Stock-based compensation expense	-	-	386	-	-	-	-	386
Common stock issued for options exercised	62	-	109	-	-	-	-	109
Common stock issued for warrants exercised	6	-	10	-	-	-	-	10
Foreign currency translation adjustment	-	-	-	-	316	-	-	316
Treasury stock purchased	-	-	-	-	-	(151)	(336)	(336)
Net income	-	-	-	769	-	-	-	769
Balance, June 30, 2011	19,240	$192	$69,803	$(31,095)	$(404)	(151)	$(336)	$38,160

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$769	$819
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	228	272
Amortization of definite-lived intangible assets	425	25
Capitalized software amortization	394	282
Amortization of deferred financing costs	-	19
Change in fair value of contingent consideration	284	32
Stock-based compensation expense	386	423
Equity loss on investment in GSE-UNIS Simulation Technology Co. Ltd.	(25)	-
(Gain) loss on derivative instruments	(178)	678
Changes in assets and liabilities:
Contract receivables	(685)	(6,056)
Prepaid expenses and other assets	(416)	(310)
Accounts payable, accrued compensation and accrued expenses	(2,079)	2,789
Billings in excess of revenue earned	3	2,610
Accrued warranty reserves	220	101
Other liabilities	(889)	(645)
Net cash provided by (used in) operating activities	(1,563)	1,039

Cash flows from investing activities:
Capital expenditures	(329)	(201)
Capitalized software development costs	(386)	(475)
Investment in GSE-UNIS Simulation Technology Co. Ltd.	(456)	-
Acquisitions, net of cash acquired	(830)	(432)
Restrictions of cash as collateral under letters of credit	(4,939)	-
Release of cash as collateral under letters of credit	587	683
Drawdown of cash collateral on Emirates Simulation Academy, LLC line of credit	(79)	(146)
Proceeds from sale/leaseback transaction	-	377
Net cash used in investing activities	(6,432)	(194)

Cash flows from financing activities:
Deferred financing costs	-	(82)
Treasury stock purchases	(336)	-
Proceeds from issuance of common stock	119	68
Net cash used in financing activities	(217)	(14)

Effect of exchange rate changes on cash	269	(182)
Net increase (decrease) in cash and cash equivalents	(7,943)	649
Cash and cash equivalents at beginning of year	26,577	25,270
Cash and cash equivalents at end of period	$18,634	$25,919

Supplemental cash flow disclosures
Non-cash financing activities
Issuance of 122,617 shares of common stock to acquire TAS Holdings Ltd.	$-	$682

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2011 and 2010
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

The following customers have provided more than 10% of the Company’s consolidated revenue for the indicated periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
KSG Kraftwerks-Simulator-GmbH	11.4%	5.5%	9.1%	5.2%
Slovenské elektrárne, a.s.	10.1%	20.1%	12.3%	19.7%
Emerson Process Management	8.5%	10.4%	9.1%	12.8%
Westinghouse Electric Co.	7.0%	10.9%	7.1%	10.1%

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

On January 1, 2011 the Company adopted ASU 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements.  ASU 2009-14 amends the guidance to exclude from the scope of software revenue accounting requirements tangible products if the product contains both software and non-software components that function together to deliver a product’s essential functionality and factors to consider in determining whether a product is within the scope of the guidance.  The adoption of ASU 2009-14 has not had a material impact on the financial statements.

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

(in thousands, except for share amounts)	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(244)	$370	$769	$819

Denominator:
Weighted-average shares outstanding for basic
earnings per share	19,213,931	18,944,843	19,213,886	18,940,148

Effect of dilutive securities:
Employee stock options and warrants	-	577,429	242,179	591,682
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	19,213,931	19,522,272	19,456,065	19,531,830

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	1,698,596	1,195,233	1,544,504	1,181,791

               Conversion of outstanding stock options was not assumed for the three months ended June 30, 2011 because the impact was anti-dilutive. Included in the shares related to dilutive securities excluded from the diluted earnings per share calculation for the three months ended June 30, 2011 were in the money options totaling 153,396 shares.

4.	Acquisition

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

On the first anniversary of the Closing Date, the EnVision shareholders are entitled to receive $550,000.  On the second, third and fourth anniversaries, EnVision shareholders are entitled to receive $500,000.  These payments are contingent upon EnVision meeting or exceeding certain revenue targets during those periods, as defined in the purchase agreement. The EnVision shareholders are also entitled to the amount by which the aggregate payments received by the Company from Shell Global Solutions International, B.V. (“Shell”) after the Closing Date and prior to March 31, 2014 exceed $3.0 million, provided that the amount payable to the EnVision shareholders will not exceed $1.0 million.

EnVision’s shareholders  are entitled to receive an amount equal to 30% of the cash collected prior to March 31, 2013 from the billed receivables which were included on the Closing Date balance sheet related to Shell.  Seventy percent of the cash collected prior to March 31, 2013 relating to the recoverable costs and accrued profit not billed amounts which appear on the Closing Date balance sheet will be paid to the EnVision shareholders.  Payments to the EnVision shareholders for cash collections relating to the billed receivables and recoverable costs and accrued profit not billed amounts will occur in three yearly payments ending in 2013.  EnVision shareholders could receive up to approximately $687,000 of the trade receivables and recoverable costs and accrued profit not billed amounts included on the Closing Date balance sheet, contingent on the collection of cash.  In the second quarter of 2011, the Company made payments of $74,000 to EnVision’s shareholders related to billed receivables included on the Closing Date balance sheet.  Since the Closing Date, the Company has made total payments of $74,000 related to billed receivables included on the Closing Date balance sheet.

    At Closing, the EnVision shareholders were entitled to receive all the cash of the business except for $400,000.  Additionally, the EnVision shareholders were credited for any prepaid expenses and assumed any existing liabilities from the Closing Date balance sheet.  Based on the Closing Date balance sheet, a $109,000 payment was made to the EnVision shareholders in the second quarter of 2011.

    Of the $4.0 million gross purchase price, the Company accrued approximately $2.0 million of contingent consideration based on its estimate of the fair value of the potential contingent consideration payable to the EnVision shareholders for the four year period ending December 31, 2014.  The Company will estimate the fair value of the recorded amount of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates are recognized in the selling, general, and administrative expenses of the consolidated statement of operations during the period of adjustment.  The contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting.

    The estimated fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash paid at closing	$1,200
Present value of estimated future payments	1,998
Payable to EnVision Shareholders - contracts receivable	687
Working capital retained by EnVision Shareholders - cash	109
Total estimated purchase price	$3,994

The Company’s purchase price allocation for the net assets acquired was as follows (in thousands):

January 4, 2011
(unaudited)

Cash	$553
Contract receivables	1,124
Prepaid expenses and other current assets	62
Property, plant and equipment, net	22
Receivable from EnVision shareholders	321
Intangible assets	1,509
Goodwill	1,854
Total assets	5,445

Accounts payable, accrued expenses and other liabilities	429
Billings in excess of revenue earned	46
Deferred tax liability	976

Total liabilities assumed	1,451

Net assets acquired	$3,994

The Company recorded intangible assets as a result of the acquisition, which included $871,000 relating to contractual and non-contractual customer relationships. Contractual customer relationships acquired totaled $438,000 and are being amortized in proportion to the projected revenue streams of the related contracts over three years. Non-contractual customer relationships acquired totaled $433,000 and are being amortized in proportion to the projected revenue streams of the related relationships over eight years. The Company acquired intangible assets of $471,000 related to developed technology which are being amortized using the straight line method over an eight year period. The Company also acquired $152,000 of in-process research and development intangible assets which are being amortized over eight years in proportion to the projected revenue streams of the related in-process research and development. Additionally, $15,000 related to domain names and other marketing related intangibles were obtained and are being amortized using the straight line method over an estimated useful life of three years. The intangible assets and accrued contingent consideration for EnVision were recorded at estimated fair value.

EnVision’s results of operations are included in the consolidated financial statements for the period beginning January 4, 2011.

Pro forma results. Our consolidated financial statements include the operating results of EnVision as of the date of acquisition. For the three and six months ended June 30, 2011 and 2010, the unaudited pro forma financial information below assumes that our material business acquisition of EnVision occurred on January 1, 2010.

(in thousands except per share data)	(unaudited)		(unaudited)
	Three Months ended		Six Months ended
	June 30,		June 30,
Pro forma financial information including the acquisition of EnVision	2011	2010	2011	2010
Revenue	$11,257	$12,572	$23,579	$24,579
Operating income	484	1,026	222	1,419
Net income (loss)	(8)	768	1,030	1,040
Earnings per common share — basic	$0.00	$0.04	$0.05	$0.05
Earnings per common share — diluted	$0.00	$0.04	$0.05	$0.05

5.	Contract Receivables

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

(in thousands)	June 30,	December 31,
	2011	2010

Billed receivables	$5,884	$ 7,733
Recoverable costs and accrued profit not billed	13,942	11,508
Allowance for doubtful accounts	(366)	(2,040)
Total contract receivables, net	$19,460	$ 17,201

    Recoverable costs and accrued profit not billed totaled $13.9 million and $11.5 million as of June 30, 2011 and December 31, 2010, respectively.  In July 2011, the Company invoiced $3.2 million of the unbilled amounts; the balance of the June 30, 2011 unbilled amounts is expected to be invoiced and collected within one year.

    During the first quarter of 2011, the Company wrote off $1.6 million of billed receivables related to the Emirates Simulation Academy LLC that had been fully reserved as of December 31, 2010.

    The following customers account for more than 10% of the Company’s consolidated net billed receivables for the indicated periods:

	June 30,	December 31,
	2011	2010
Westinghouse Electric Company	19.7%	0.0%
Emerson Process Management	13.9%	11.4%
KSG Kraftwerks-Simulator-GmbH	13.0%	2.8%
Exelon Generation Company, LLC	1.2%	23.8%

In July 2011, the Company collected 36.3% of the June 30, 2011 billed receivables; the balance of the net billed receivables is expected to be collected within one year.

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

Software development costs capitalized were $207,000 and $386,000 for the three and six months ended June 30, 2011, respectively, and $269,000 and $475,000 for the three and six months ended June 30, 2010, respectively. Total amortization expense was $203,000 and $394,000 for the three and six months ended June 30, 2011, respectively, and $144,000 and $282,000 for the three and six months ended June 30, 2010, respectively.

7.	Fair Value of Financial Instruments

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2011 and December 31, 2010 based upon the short-term nature of the assets and liabilities. The Company values goodwill, intangible assets, and contingent consideration using significant inputs which are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting.

At June 30, 2011 and December 31, 2010 the Company had approximately $10.2 million and $17.0 million, respectively, deposited in a money market account with Bank of America.

The following table presents assets and liabilities measured at fair value at June 30, 2011:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$10,161	$-	$-	$10,161
Certificates of deposit	4,596	-	-	4,596
Foreign exchange contracts	-	1,104	-	1,104

Total assets	$14,757	$1,104	$-	$15,861

Foreign exchange contracts	$-	$(1,159)	$-	$(1,159)

Total liabilities	$-	$(1,159)	$-	$(1,159)

8.	Derivative Instruments

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

As of June 30, 2011, the Company had foreign exchange contracts outstanding of approximately 1.6 million Pounds Sterling, 12.8 million Euro, and 617.9 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  At December 31, 2010, the Company had contracts outstanding of approximately 1.6 million Pounds Sterling, 10.6 million Euro, and 865.2 million Japanese Yen at fixed rates.  The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	June 30,	December 31,
(in thousands)	2011	2010

Asset derivatives
Prepaid expenses and other current assets	$ 1,012	$ 208
Other assets	92	117
	1,104	325
Liability derivatives
Other current liabilities	(1,092)	(204)
Other liabilities	(67)	(40)
	(1,159)	(244)

Net fair value	$(55)	$ 81

The changes in the fair value of the foreign exchange contracts are included in net gain (loss) on derivative instruments in the consolidated statements of operations.

The foreign currency denominated contract receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into the functional currency using the current exchange rate at the end of the period.  The gain or loss resulting from such remeasurement is also included in net gain (loss) on derivative instruments in the consolidated statements of operations.

For the three and six months ended June 30, 2011 and 2010, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Foreign exchange contracts- change in
fair value	$ (716)	$ 6	$ (155)	$ (58)
Remeasurement of related contract receivables,
billings in excess of revenue earned and
subcontractor accruals	306	(380)	333	(620)

Gain (loss) on derivatives, net	$ (410)	$ (374)	$ 178	$ (678)

9.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $183,000 and $205,000 of pre-tax stock-based compensation expense for the three months ended June 30, 2011 and 2010, respectively, under the fair value method and recognized $386,000 and $423,000 of pre-tax stock-based compensation expense for the six months ended June 30, 2011 and 2010, respectively.  The Company granted 0 and 42,000 stock options for the three and six months ended June 30, 2011, respectively, and the Company granted a total 60,000 stock options for the three and six months ended June 30, 2010.

10.	Long-Term Debt

At June 30, 2011 and December 31, 2010, the Company had no long-term debt.

Lines of Credit

At December 31, 2010, the Company had two separate revolving credit agreements for revolving lines of credit with Bank of America (“BOA”) which were to expire on May 31, 2012.  The Company and its subsidiary, GSE Power Systems, Inc., were jointly and severally liable as co-borrowers.  The credit facilities enabled the Company to borrow funds to support working capital needs and standby letters of credit.  The first line of credit which was in the principal amount of up to $3.5 million was amended on March 29, 2010 to increase the principal amount to $5.0 million, but was terminated on March 14, 2011 (see below).  The second line of credit was in the principal amount of up to $2.5 million. This line of credit enabled the Company to borrow funds up to 80% of domestic accounts receivable, 30% of domestic unbilled receivables and 100% of the principal balance of a $600,000 certificate of deposit issued by BOA and was amended on March 14, 2011 (see below).  The interest rate on this line of credit was based on the daily LIBOR rate plus 225 basis points, with interest only payments due monthly. The credit agreements contained certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.  In addition, both credit agreements contained financial covenants with respect to the Company’s minimum tangible net worth, debt service coverage ratio, and funded debt to EBITDA ratio. At December 31, 2010, the Company was in default of the funded debt to EBITDA ratio.

       Due to the Company’s financial covenant default as of December 31, 2010, BOA made the following amendments to the Company’s revolving credit agreements effective March 14, 2011:

•	A written waiver was granted for the funded debt to EBITDA ratio default.
•	The $5.0 million principal line of credit was terminated.
•	The financial covenants for the $2.5 million principal line of credit were deleted. Going forward, there are no financial covenants.
•	The Company was required to cash collateralize all outstanding standby letters of credit.
•	All future letters of credit issued by BOA must be cash collateralized.
•	Borrowings under the line of credit must be cash collateralized. Currently the Company has in place a $600,000 certificate of deposit as collateral for the line of credit.

As of June 30, 2011, the Company was contingently liable for seven standby letters of credit and three surety bonds totaling $6.4 million which represent performance and bid bonds on ten contracts.  The Company has deposited the full value of seven of the standby letters of credit in certificates of deposit ($4.6 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at June 30, 2011 as restricted cash.

11.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2010	$1,680
Warranty provision	444
Warranty claims	(248)
Currency adjustment	24
Balance at June 30, 2011	$1,900

12.	Income Taxes

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

The Company expects to pay income taxes in Sweden, India and England in 2011.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its U.S. and Scottish net deferred tax assets at June 30, 2011.

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

14.	Share Repurchase Plan

On March 21, 2011, the board of directors authorized the purchase of up to $3.0 million of the Company’s common stock in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.  During the three and six months ended June 30, 2011 the Company repurchased 150,881 shares at an aggregate cost of $336,000.

15.	Subsequent Event

During the period July 1, 2011 through August 5, 2011, the Company repurchased an additional 129,148 shares of its common stock at an aggregate cost of $289,000.  These purchases were made in accordance with the provisions of the share repurchase plan as authorized by the board of directors on March 21, 2011.  As of August 5, 2011 the Company has repurchased a total of 280,029 shares at an aggregate cost of $625,000.

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

The continued dramatic increase in global energy demand is well documented and, we believe, will continue to grow for decades to come.  Government and industry sources and trade journals report that up to 252 new nuclear plants could be built worldwide over the next 20 years.  Currently, there are over 66 plants under construction in 15 countries.  In the U.S. some 16 companies and consortia are considering building 30 nuclear power plants.  The U.S. Nuclear Regulatory Commission ("NRC") is actively reviewing 13 combined construction and operating license applications from 12 companies and consortia for 22 nuclear power reactors.  Each new plant will be required to have a full scope simulator ready for operator training and certification about two years prior to fuel loading.  According to the International Atomic Energy Agency, as many as 65 countries with no current nuclear power capability have announced considerations to add nuclear energy to their power generation capabilities (21 in Asia-Pacific, 21 in Africa, 12 in Europe, and 11 in Latin America).  With our leading market share, excellent reputation, and world-class technology, GSE is poised to capitalize on the world-wide nuclear energy growth by providing training and simulation solutions.

On March 11, 2011 a 9.0 magnitude earthquake and subsequent tsunami occurred along the northeast coast of Japan.  The Fukushima Daiichi I Nuclear Power Plant, which is maintained by the Tokyo Electric Power Company (TEPCO), was crippled by a tsunami estimated at 46 feet, nearly 2.5 times the height of the 19 foot seawall protecting the plant.  The reactors shut down automatically after the earthquake, with emergency generators providing power to the facility’s electronics and cooling systems. However, the flooding was too severe and caused a power failure inside the facility that prevented the cooling systems from working, thus leading to overheating and a partial core meltdown.

Most countries with nuclear programs have reacted to the Fukushima disaster by announcing the delay of new nuclear plants while they conduct reviews of their programs.  On March 23, 2011, the NRC issued a Temporary Instruction (“TI”) regarding a special NRC inspection to all holders of operating licenses for nuclear reactors.  The objective of the TI was to independently assess the adequacy of actions taken by the U.S. Nuclear licensees in response to the Fukushima Daiichi nuclear accident and will be used to evaluate the industry’s readiness for a similar event and to aid in determining whether additional regulatory actions by the NRC are warranted.

 In Japan, Deputy Chief Cabinet Secretary Yoshito Sengoku stated in May 2011 that the Japanese government had no plans to shut down any more functioning nuclear reactors other than three at the Hamaoka power plant in central Japan. The plant has been asked by the Japanese government to halt the units until a seawall is built and backup systems are improved at Hamaoka.  However, in May 2011, Japan’s prime Minister Naoto Kan stated that the country will review its current basic energy policy which calls for increasing the percentage of electricity provided by nuclear power from 20% to 50% by building 14 new reactors by 2030.  Kan has indicated his belief that Japan should instead move in the direction of promoting natural energy and renewable energy.  At June 30, 2011, GSE’s Swedish subsidiary had two significant projects in progress in Japan with a backlog of $6.6 million.   Neither of these projects have been delayed or affected by the Fukushima disaster.  For the three and six months ended June 30, 2011, revenue recognized on projects with Japanese customers totaled 13.6% and 13.8%, respectively, of the Company’s consolidated revenue.

 The German government announced in May 2011 that they would phase out all of the country’s nuclear power plants by 2022.  The country’s seven oldest reactors, which were taken offline for a safety review immediately after the Japanese crisis, have been permanently shutdown. In the three and six months ended June 30, 2011, KSG Kraftwerks-simulator Gmbh provided 11.4% and 9.1% of the Company’s consolidated revenue. We have been informed by KSG, who provides training services for the German electric utilities and has 13 specific full scope simulators for 17 German nuclear power plants,  due to the phasing out of the country’s nuclear power plants, that GSE should not anticipate any additional significant orders for simulator upgrades from KSG beginning in 2012.  At June 30, 2011, the Company has backlog of approximately $3.2 million related to KSG projects.   We have been informed by KSG that these projects will be completed as scheduled.

Previous nuclear accidents have resulted in new regulations requiring additional operator training, higher fidelity models and new testing scenarios.  Accordingly, it is likely that additional governmental regulations enacted in the aftermath of the Fukushima nuclear accident will result in the requirement for plant modifications and new testing scenarios that will result in the need for higher simulator fidelity, such as that designed and supplied by GSE.  GSE has developed MAAP-HD™, an engineering-grade nuclear simulation solution that allows operations personnel to train for and develop responses to severe accident scenarios based on the operations of their specific facility.  MAAP-HD’s real-time code can be integrated with a nuclear plant’s existing full-scope training simulator and is applicable to all current nuclear plant designs.  MAAP-HD can be used to validate the utility’s severe accident management guidelines, demonstrate the safety of current plant designs to regulators and stakeholders, and identify potential issues with existing plant design that may require modification.  MAAP-HD includes high-fidelity models of the plant’s reactor core, containment structures and spent fuel pool.  The models simulate severe accident conditions which mirror those that occurred at the Fukushima facility, such as the release of radioactive materials due to overheating of the core, exposure of the fuel rods in the spent fuel pool, and hydrogen build up in the containment building.

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

According to the U.S. Energy Information Administration, world energy consumption will increase by 49% from 495 quadrillion BTU in 2007 to 739 quadrillion BTU in 2035.  New consumption means new production, which means new plants, new workers, and an enormous amount of training to provide a skilled workforce.  GSE recognized this growing need for energy industry training several years ago and began developing various training solutions leveraging the use of our simulation technology.  GSE created a 163 module, five-simulator training course that was sold to the Emirates Simulation Academy LLC, in the UAE, a training academy that was created by GSE and two other partners in 2007. The Company worked with the University of Strathclyde in Glasgow, Scotland to incorporate GSE’s simulation into the University’s degreed and industrial education programs.  GSE developed a 20-week “Nuclear Operator Jump Start Training Program” for Southern Nuclear Company in Augusta, GA utilizing the Company’s VPanel™ interactive visual training simulator.  The advantage of the VPanel™ simulator is its scalability and ease of configuration for both team and individual training, plant specific or cross training.  The VPanel™ allows customers to utilize their existing simulator load while bringing many full scope simulator capabilities directly into the classroom for a fraction of the cost.  The “Operator Jump Start” program helps customers screen and train new operator candidates.  This training program is designed to provide essential knowledge and skills to potential nuclear plant operators and to determine if candidates have the ability to successfully complete the customer’s own operator licensing programs.  The program includes instruction on fundamental sciences (including Generic Fundamental Examinations ("GFES")), plant systems and operations.  To date, 100% of students completing GSE’s Operator Jump Start program have passed the NRC GFES exam.

 In order to expand its simulation-based training programs, on January 4, 2011, GSE acquired EnVision Systems, Inc., subsequently renamed GSE-EnVision Inc., which provides interactive multi-media tutorials and simulation models, primarily to the petrochemical and oil & gas refining industries.  EnVision’s products provide a foundation in process fundamentals, as well as plant operations and interaction.  This acquisition gives GSE a tiered offering when it comes to simulation, as well as a large library of training content in multiple languages.  GSE-EnVision is a product-oriented business model with typically higher margins than our core business.

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

In fact, according to the NTL Institute’s statistics on learner retention only 5% of information is retained from lecture, and only 10% from reading.  However, 75% retention is accomplished when learners practice by doing.  These statistics support GSE’s success with the Nuclear Operator Jump Start Training Program at Southern Nuclear Company, as our design combines traditional instructor-led classroom training with structured simulator exercises supporting the concepts learned.  This model is transportable globally to anywhere a new energy workforce is needed.

Case studies demonstrate that the inclusion of “serious gaming” technology such as immersive 3D environments can reduce training time and improve learning significantly.  In fact, the Royal Canadian Army was able to reduce the cost of training and increase the pass rate of students by incorporating gaming into the curriculum.  Due to the advancement of computer processing power and graphics technology, immersive commercially viable off-the-shelf 3D game engines are readily available.  Additionally, this style of learning also lends itself to the next generation workforce, and as such GSE is investing significantly in 3D visualization.  This investment comes in the form of strategic hires, investment in technology, and software product development.  Through development efforts already undertaken, GSE’s engineers have discovered how to link our industry-leading, high fidelity models to commercially off-the-shelf game engines.  This enables us to make the invisible visible, for example seeing the inside of an operating reactor, steam generator, or turbine generator.  Blending the learning strategy by incorporating 3D visualization interfacing high fidelity real time simulation models will allow GSE to provide the energy industry with better, faster, less costly training ideally suited for the next generation workforce.  We received our first 3D visualization order in July 2011 and expect modest revenue from 3D visualization sales in 2011.  However, we anticipate 3D visualization revenue to scale dramatically over the coming years.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended June, 30				Six months ended June 30,
	2011	%	2010	%	2011	%	2010	%
Contract revenue	$11,257	100.0%	$11,773	100.0%	$23,579	100.0%	$22,981	100.0%
Cost of revenue	7,500	66.6%	8,125	69.0%	16,347	69.3%	16,188	70.4%

Gross profit	3,757	33.4%	3,648	31.0%	7,232	30.7%	6,793	29.6%
Operating expenses:
Selling, general and administrative	3,198	28.5%	2,731	23.2%	6,618	28.0%	5,292	23.1%
Depreciation	103	0.9%	141	1.2%	228	1.0%	272	1.2%
Amortization of definited-lived
intangible assets	208	1.8%	25	0.2%	425	1.8%	25	0.1%
Total operating expenses	3,509	31.2%	2,897	24.6%	7,271	30.8%	5,589	24.4%

Operating income (loss)	248	2.2%	751	6.4%	(39)	(0.1)%	1,204	5.2%

Interest income, net	29	0.2%	21	0.2%	62	0.2%	19	0.1%
Gain (loss) on derivative
instruments, net	(410)	(3.6)%	(374)	(3.3)%	178	0.8%	(678)	(3.0)%
Other income (expense), net	(26)	(0.2)%	19	0.2%	39	0.2%	38	0.2%

Income (loss) before income taxes	(159)	(1.4)%	417	3.5%	240	1.1%	583	2.5%

Provision (benefit) for income taxes	85	0.8%	47	0.4%	(529)	(2.2)%	(236)	(1.1)%

Net income (loss)	$(244)	(2.2)%	$370	3.1%	$769	3.3%	$819	3.6%

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

Results of Operations - Three and Six Months ended June 30, 2011 versus Three and Six Months ended June 30, 2010

Contract Revenue.  Total contract revenue for the quarter ended June 30, 2011 totaled $11.3 million, which was 4.4% lower than the $11.8 million total revenue for the quarter ended June 30, 2010.  For the six months ended June 30, 2011, contract revenue totaled $23.6 million, a $600,000 increase from the $23.0 million for the six months ended June 30, 2010.  The Company recorded total orders of $19.9 million in the six months ended June 30, 2011 versus $18.5 million in the six months ended June 30, 2010.  Revenue related to the $23.8 million full scope simulator and digital control system order from a Slovak utility was $1.1 million (10.1% of revenue) and $2.4 million (20.1% of revenue) for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, revenue from the Slovak utility was $2.9 million (12.3% of revenue) and $4.5 million (19.7% of revenue), respectively.  The decrease in revenue generated from the Slovak utility order was partly offset by the additional revenue generated due to the acquisition of EnVision.  EnVision generated approximately $575,000 and $1.1 million of revenue for the three and six months ended June 30, 2011.  At June 30, 2011, the Company’s backlog was $55.0 million, of which $5.0 million related to the Slovakia contract.  The backlog decreased 1.6% from December 31, 2010 when the Company’s backlog totaled $55.9 million.

Gross Profit. Gross profit totaled $3.8 million for the quarter ended June 30, 2011 versus $3.6 million for the same quarter in 2010.  As a percentage of revenue, gross profit increased from 31.0% for the three months ended June 30, 2010 to 33.4% for the three months ended June 30, 2011.  For the six months ended June 30, 2011, gross profit increased $400,000 from the same period in 2010 to $7.2 million and as a percentage of revenue, gross profit increased from 29.6% to 30.7%.  The decrease in revenue on the Slovakia contract, which has an overall gross profit lower than the Company’s normal gross profits, along with the additional revenue generated from EnVision, whose products typically sell at a gross profit higher than the Company’s normal gross profits, has contributed to the increase in gross profit for the three and six months ended June 30, 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $3.2 million in the quarter ended June 30, 2011, a 17.1% increase from the $2.7 million for the same period in 2010.  For the six months ended June 30, 2011 and 2010, SG&A expenses totaled $6.6 million and $5.3 million, respectively. The increase reflects the following spending variances:

♦
Business development and marketing costs increased from $1.0 million in the second quarter 2010 to $1.4 million in the second quarter of 2011 and increased from $2.0 million for the six months ended June 30, 2010 to $2.8 million in the same period 2011.  During the first quarter of 2011, the Company underwent an internal reorganization whereby a number of operational personnel were reallocated to business development activities on a full time basis.  Bidding and proposal costs, which are the costs of operations personnel in assisting with the preparation of contract proposals, decreased by $4,000 in the second quarter 2011 to $374,000 as compared to the second quarter 2010, and increased by $61,000 in the six months ended June 30, 2011 to $770,000 as compared to the six months ended June 30, 2010.  The acquisitions of TAS and EnVision have contributed approximately $207,000 and $400,000 of the business development and marketing costs for the three and six months ended June 30, 2011, respectively.  Business development and marketing costs attributable to TAS for both the three and six months ended June 30, 2010 totaled $35,000.  The Company also hired a business development manager in the United Kingdom in May 2010.

♦
The Company’s general and administrative expenses (“G&A”) were $1.6 million for both the three months ended June 30, 2010 and June 30, 2011 and increased from $3.0 million for the six months ended June 30, 2010 to $3.5 million for the six months ended June 30, 2011. The increase is primarily attributable to the following:

o
TAS and EnVision incurred $242,000 and $477,000 of G&A expenses for the three and six months ended June 30, 2011, respectively.  For both the three and six months ended June 30, 2010 G&A expenses attributable to TAS totaled $146,000.

o
The change in the fair value of contingent consideration (accretion expense) related to the TAS and EnVision acquisitions was $121,000 and $284,000 for the three and six months ended June 30, 2011, respectively.  The change in the fair value of contingent consideration related to the TAS acquisition for the three and six months ended June 30, 2010 was $32,000.

o
The Company incurred approximately $1,000 and $206,000 in expenses related to its acquisition efforts for the three and six months ended June 30, 2011, respectively, as compared to $118,000 and $222,000 for the same periods in of 2010.  These expenses were primarily comprised of legal and due diligence expenses.

♦
Gross spending on software product development (“development”) expenses, for the three and six months ended June 30, 2011 totaled $403,000 and $745,000, respectively as compared to $390,000 and $787,000 for the three and six months ended June 30, 2010, respectively.  The Company capitalized $207,000 and $386,000 for the three and six months ended June 30, 2011, respecitvely and $269,000 and $475,000 for the three and six months ended 2010, respectively.  Net development spending increased from $121,000 for the three months ended June 30, 2010 to $196,000 for the three months ended June 30, 2011 and increased from $312,000 for the six months ended June 30, 2010 to $359,000 for the six months ended June 30, 2011.

o
The Company created a 3D visualization team in January 2011 to develop 3D technology to add to our training programs.  The Company incurred $80,000 and $127,000 of costs related to this effort in the three and six months ended June 30, 2011.

o
Spending on other software product development totaled $116,000 and $232,000 for the three and six months ended June 30, 2011, respectively.  For the three and six months ended June 30, 2010, development expense totaled $121,000 and $312,000, respectively.  The Company’s development expenses were mainly related to advancements on a new configuration management system which is a central data warehouse that supports various forms of data on a simulator, and new feature enhancements to our JADE platform including human factor engineering elements and a new graphical user interface. The acquisition of EnVision also added $24,000 and $43,000 of development expense for the three and six months ended June 30, 2011.

Depreciation.  Depreciation expense totaled $103,000 and $141,000 during the quarters ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, depreciation expense totaled $228,000 and $272,000 respectively.

Amortization of definite-lived intangible assets.  Amortization expense related to definite-lived intangible assets totaled $208,000 and $25,000 for the quarters ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, amortization expense related to definite-lived intangible assets totaled $425,000 and $25,000 respectively.  As part of the Company’s acquisition of TAS in 2010, the Company recorded intangible assets totaling approximately $740,000 with estimated lives of one to ten years.  The Company also recorded intangible assets of $1.5 million with estimated lives of three to eight years as part of the EnVision acquisition.

Operating Income (loss).  The Company had operating income of $248,000 (2.2 % of revenue) in the second quarter 2011, as compared with operating income of $751,000 (6.4% of revenue) for the same period in 2010.  For the six months ended June 30, 2011 and 2010, the Company had operating loss of $39,000 (-0.1% of revenue) versus operating income of $1.2 million (5.2% of revenue) in 2010.  The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $29,000 in the quarter ended June 30, 2011 versus net interest income of $21,000 in the quarter ended June 30, 2010.  For the six months ended June 30, 2011 and 2010, net interest income totaled $62,000 and $19,000, respectively.

Gain (Loss) on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of June 30, 2011, the Company had foreign exchange contracts for the sale of approximately 1.6 million Pounds Sterling, 12.8 million Euro, and 617.9 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company has not designated the contracts as hedges and has recognized losses on the change in the estimated fair value of the contracts of $716,000 and $155,000 for the three and six months ended June 30, 2011, respectively.

At June 30, 2010, the Company had foreign exchange contracts for sale of approximately 306,000 Pounds Sterling, 15.8 million Euro and 648 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and had recognized a gain on the change in the estimated fair value of the contracts of $6,000 for the three months ended June 30, 2010 and a loss of $58,000 for the six months ended June 30, 2010.

The foreign currency denominated contract receivables, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and six months ended June 30, 2011, the Company recognized a gain of $306,000 and $333,000, respectively, from the remeasurement of such contract receivables and billings in excess of revenue earned.  For the same periods in 2010, the Company recognized a $380,000 and $620,000 loss, respectively.

Other Income (expense), net.  For the three and six months ended June 30, 2011, other income (expense), net was ($26,000) and $39,000, respectively.   For the three and six months ended June 30, 2010, other expense, net was $19,000 and $38,000, respectively.  The major components of other income (expense), net included the following items:

♦	For the three and six months ended June 30, 2011, the Company recognized equity investment losses of $60,000 and $25,000, respectively, from GSE-UNIS Simulation Technology Co., Ltd.
♦
The Company had other miscellaneous income for the three and six months ended June 30, 2011 of $34,000 and $64,000.  For the three and six months ended June 30, 2010, other miscellaneous income amounted to $19,000 and $38,000, respectively.

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

The Company expects to pay income taxes in Sweden, India and England in 2011.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its U.S. and Scottish net deferred tax assets at June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011, the Company’s cash and cash equivalents totaled $18.6 million compared to $26.6 million at December 31, 2010.

Cash provided by (used in) operating activities.   For the six months ended June 30, 2011, net cash used in operations totaled $1.6 million. Significant changes in the Company’s assets and liabilities in the three months ended June 30, 2011 included:
♦
A $685,000 increase in the Company’s contract receivables.   The Company’s trade receivables, net of the allowance for doubtful accounts, decreased from $5.7 million at December 31, 2010 to $5.5 million at June 30, 2011.  At June 30, 2011, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $377,000 versus $318,000 at December 31, 2010.  The Company’s unbilled receivables increased by approximately $2.5 million to $14.0 million at June 30, 2011.  The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.  In July 2011, the Company invoiced over $3.2 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

♦	A $2.1 million decrease in accounts payable, accrued compensation and accrued expenses. The decrease is due to the timing of payments made by the Company to vendors and subcontractors.

   Net cash provided by operations for the six months ended June 30, 2010, totaled $1.0 million. Significant changes in the Company’s assets and liabilities in the six months ended June 30, 2010 included:
♦
A $6.1 million increase in the Company’s contract receivables.  The Company’s trade receivables, net of allowance for doubtful accounts, increased from $6.4 million at December 31, 2009 to $14.2 million at June 30, 2010 while the Company’s unbilled receivables decreased by $1.9 million to $7.6 million at June 30, 2010.  At June 30, 2010, trade receivables outstanding for more than 90 days totaled $625,000 versus $1.4 million at December 31, 2009.  The increase in the trade receivables was primarily related to a $9.8 million invoice issued to Slovenské elektrárne a.s. in May 2010.  The decrease in the Company’s unbilled receivables balance was due to the timing of contracted billing milestones of the Company’s current projects.  In July 2010, the Company received $9.5 million of the Slovenské elektrárne a.s. receivable and invoiced $1.0 million of the unbilled amounts.

♦
A $2.8 million increase in accounts payable, accrued compensation and accrued expenses.  The Company’s accounts payable and accrued liabilities increased due to material purchases and the utilization of subcontractors on several of the Company’s projects.

♦	A $2.6 million increase in billings in excess of revenues earned. The increase was mainly related to the issuance of the $9.8 million invoice issued to Slovenské elektrárne a.s. in May 2010.

Cash used in investing activities.  Net cash used in investing activities totaled $6.4 million for the six months ended June 30, 2011.  The increase is primarily the result of BOA’s amendments to the Company’s revolving credit agreements effective March 14, 2011, which required the Company to cash collateralize all existing and future letters of credit.  At June 30, 2011 the Company had cash collateralized $4.6 million of standby letters of credit. This balance represents a $4.4 million increase from December 31, 2010.

 The Company acquired EnVision Systems Inc. on January 4, 2011.  The purchase price totaled $4.0 million with $1.2 million paid in cash at closing. The balance is deferred until the first, second, and third anniversaries of the closing date.  In the second quarter of 2011, the Company made payments of $74,000 to EnVision’s shareholders related to billed receivables included on the Closing Date balance sheet.  An additional payment of $109,000 to the EnVision shareholders was made during the second quarter of 2011 related to the working capital true-up provisions of the purchase agreement.  GSE acquired approximately $550,000 in cash through the acquisition of EnVision.

 During the six months ended June 30, 2011, the Company made an additional equity contribution totaling $456,000 to GSE-UNIS Simulation Technology Co., Ltd. (“GSE-UNIS”).  GSE-UNIS is 51% owned by Beijing UNIS Investment Co., Ltd. and 49% owned by GSE.  Per the joint venture agreement, the Company will make an additional contribution to GSE-UNIS of approximately $450,000 in April 2012.

       Capital expenditures totaled $329,000 and capitalized software development costs totaled $386,000.  $79,000 of cash which GSE had on deposit with Union National Bank (“UNB”) as a partial guarantee against the Emirates Simulation Academy, LLC (“ESA”) line of credit, was withdrawn by UNB during the six months ended June 30, 2011.  As of June 30, 2011 and December 31, 2010, GSE had a full reserve for the amount in the restricted cash account.

        For the six months ended June 30, 2010, cash used in investing activities totaled $194,000 for the six months ended June 30, 2010. Capital expenditures totaled $201,000 and capitalized software development costs totaled $475,000. Cash used as collateral for standby letters of credit decreased by $683,000.

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

Cash used in financing activities.  Net cash used in financing activities totaled $217,000.  The Company repurchased 150,881 shares of the Company’s common stock at an aggregate cost of $336,000 for the three months ended June 30, 2011.  Proceeds from the issuance of common stock for the six months ended June 30, 2011 totaled $119,000.  For the six months ended June 30, 2010, proceeds from the issuance of common stock totaled $68,000.  This was offset by $82,000 for the payment of expenses related to the BOA line of credit agreements in the six months ended June 30, 2010.

 At June 30, 2011, the Company had cash and cash equivalents of $18.6 million.  Based on the Company’s forecasted expenditures and cash flow, the Company believes that it will generate sufficient cash through its normal operations to meet its liquidity and working capital needs for the next twelve months.

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

       Due to the Company’s financial covenant default as of December 31, 2010, BOA made the following amendments to the Company’s revolving credit agreements effective March 14, 2011:

•	A written waiver was granted for the funded debt to EBITDA ratio default.
•	The $5.0 million principal line of credit was terminated.
•	The financial covenants for the $2.5 million principal line of credit were deleted. Going forward, there are no financial covenants.
•	The Company was required to cash collateralize all outstanding standby letters of credit.
•	All future letters of credit issued by BOA must be cash collateralized.
•	Borrowings under the line of credit must be cash collateralized. Currently the Company has in place a $600,000 certificate of deposit as collateral for the line of credit.

As of June 30, 2011, the Company was contingently liable for seven standby letters of credit and three surety bonds totaling $6.4 million which represent performance and bid bonds on ten contracts.  The Company has deposited the full value of seven of the standby letters of credit in certificates of deposit ($4.6 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at June 30, 2011 as restricted cash.

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

As of June 30, 2011, the Company had foreign exchange contracts for sale of approximately 1.6 million Pounds Sterling, 12.8 million Euro, and 617.9 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized losses on the change in the estimated fair value of the contracts of $716,000 and $155,000 for the three and six months ended June 30, 2011, respectively.  A 10% fluctuation in the foreign currency exchange rates up or down as of June 30, 2011 would have increased/decreased the change in the estimated fair value of the contracts by $5,000.

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of June 30, 2011 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of June 30, 2011 the Company’s disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The Company has one material addition to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s share repurchase activity for the six months ended June 30, 2011:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January	-	-	-	-
February	-	-	-	-
March	-	-	-	$3,000,000
April	-	-	-	$3,000,000
May	9,000	$2.30	9,000	$2,979,334
June	141,881	$2.22	150,881	$2,664,019

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Removed and Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2011 and 2010
(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 9, 2011
GSE SYSTEMS, INC.

/S/ JAMES A. EBERLE
James A. Eberle
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)