Form 10-Q
period 2011-09-30
GSE SYSTEMS INC
filed 2011-11-09
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2011.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number: 001-14785

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

1332 Londontown Blvd., Suite 200, Sykesville, MD 21784
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 970-7800

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

There were 18,465,450 shares of common stock, with a par value of $.01 per share outstanding as of November 9, 2011.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	Unaudited
	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$17,658	$26,577
Restricted cash	4,148	179
Contract receivables, net	21,811	17,201
Prepaid expenses and other current assets	3,282	1,992
Total current assets	46,899	45,949

Equipment and leasehold improvements	5,209	4,727
Accumulated depreciation	(4,119)	(3,667)
Equipment and leasehold improvements, net	1,090	1,060

Software development costs, net	1,750	1,790
Goodwill	4,472	2,609
Intangible assets, net	1,527	637
Long-term restricted cash	897	794
Other assets	1,436	775
Total assets	$58,071	$53,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,412	$4,945
Accrued expenses	1,922	1,753
Accrued compensation and payroll taxes	2,388	2,053
Billings in excess of revenue earned	5,102	4,268
Accrued warranty	2,081	1,680
Other current liabilities	2,561	1,210
Total current liabilities	17,466	15,909

Other liabilities	2,573	799
Total liabilities	20,039	16,708
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and
outstanding none in 2011 and 2010	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued
19,239,681 in 2011 and 19,171,855 in 2010	192	192
Additional paid-in capital	69,986	69,298
Accumulated deficit	(30,237)	(31,864)
Accumulated other comprehensive loss	(782)	(720)
Treasury stock at cost, 521,400 shares in 2011, 0 in 2010	(1,127)	-
Total stockholders' equity	38,032	36,906
Total liabilities and stockholders' equity	$58,071	$53,614

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Contract revenue	$12,549	$11,904	$36,128	$34,886

Cost of revenue	7,931	9,503	24,278	25,691
Gross profit	4,618	2,401	11,850	9,195

Operating expenses:
Selling, general and administrative	3,302	2,545	9,920	7,837
Depreciation	137	146	365	418
Amortization of definite-lived intangible assets	204	38	629	63
Total operating expenses	3,643	2,729	10,914	8,318

Operating income (loss)	975	(328)	936	877

Interest income, net	29	29	91	48
Gain (loss) on derivative instruments, net	(129)	47	49	(631)
Other income, net	31	27	70	65
Income (loss) before income taxes	906	(225)	1,146	359

Provision (benefit) for income taxes	48	323	(481)	88
Net income (loss)	$858	$(548)	$1,627	$271

Basic income (loss) per common share	$0.05	$(0.03)	$0.09	$0.01

Diluted income (loss) per common share	$0.05	$(0.03)	$0.08	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)
	Three Months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$858	$(548)	$1,627	$271

Foreign currency translation adjustment	(378)	570	(62)	289

Comprehensive income	$480	$22	$1,565	$560

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

					Accumulated
	Common		Additional		Other	Treasury
	Stock		Paid-in	Accumulated	Comprehensive	Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2010	19,172	$192	$69,298	$(31,864)	$(720)	-	$-	$36,906

Stock-based compensation
expense	-	-	569	-	-	-	-	569
Common stock issued for
options exercised	62	-	109	-	-	-	-	109
Common stock issued for
warrants exercised	6	-	10	-	-	-	-	10
Foreign currency translation
adjustment	-	-	-	-	(62)	-	-	(62)
Treasury stock purchased	-	-	-	-	-	(521)	(1,127)	(1,127)
Net income	-	-	-	1,627	-	-	-	1,627
Balance, September 30, 2011	19,240	$192	$69,986	$(30,237)	$(782)	(521)	$(1,127)	$38,032

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,627	$271
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	365	418
Amortization of definite-lived intangible assets	629	63
Capitalized software amortization	612	452
Amortization of deferred financing costs	-	29
Change in fair value of contingent consideration	331	82
Stock-based compensation expense	569	633
Equity loss on investment in GSE-UNIS Simulation Technology Co. Ltd.	22	-
(Gain) loss on derivative instruments	(49)	631
Changes in assets and liabilities:
Contract receivables	(2,980)	2,340
Prepaid expenses and other assets	(1,359)	(2,134)
Accounts payable, accrued compensation and accrued expenses	(1,597)	6,493
Billings in excess of revenue earned	656	(23)
Accrued warranty reserves	401	242
Other liabilities	(844)	(496)
Net cash provided by (used in) operating activities	(1,617)	9,001

Cash flows from investing activities:
Capital expenditures	(370)	(325)
Capitalized software development costs	(572)	(741)
Investment in GSE-UNIS Simulation Technology Co. Ltd.	(456)	-
Acquisitions, net of cash acquired	(830)	(542)
Restrictions of cash as collateral under letters of credit	(5,171)	-
Release of cash as collateral under letters of credit	1,178	801
Drawdown of cash collateral on Emirates Simulation Academy, LLC line of credit	(79)	(163)
Proceeds from sale/leaseback transaction	-	377
Net cash used in investing activities	(6,300)	(593)

Cash flows from financing activities:
Deferred financing costs	-	(82)
Treasury stock purchases	(1,127)	-
Proceeds from issuance of common stock	119	74
Net cash used in financing activities	(1,008)	(8)

Effect of exchange rate changes on cash	6	151
Net increase (decrease) in cash and cash equivalents	(8,919)	8,551
Cash and cash equivalents at beginning of year	26,577	25,270
Cash and cash equivalents at end of period	$17,658	$33,821

Supplemental cash flow disclosures
Non-cash financing activities
Issuance of 122,617 shares of common stock to acquire TAS Holdings Ltd.	$-	$682
The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months ended September 30, 2011 and 2010
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

The following customers have provided more than 10% of the Company’s consolidated revenue for the indicated periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Slovenské elektrárne, a.s.	12.5%	30.2%	12.3%	23.3%
Emerson Process Management	7.7%	9.9%	8.6%	11.8%

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

(in thousands, except for share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$858	$(548)	$1,627	$271

Denominator:
Weighted-average shares outstanding for basic
earnings per share	18,879,757	18,947,752	19,101,284	18,955,356

Effect of dilutive securities:
Employee stock options and warrants	112,841	-	202,913	552,568
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	18,992,598	18,947,752	19,304,197	19,507,924

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	1,573,896	1,685,195	1,544,504	1,197,431

4.	Acquisition

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

The estimated fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash paid at closing	$1,200
Present value of estimated future payments	1,998
Payable to EnVision Shareholders - contracts receivable	687
Working capital retained by EnVision Shareholders - cash	109
Total estimated purchase price	$3,994

The Company’s purchase price allocation for the net assets acquired was as follows (in thousands):

January 4, 2011
(unaudited)

Cash	$553
Contract receivables	1,124
Prepaid expenses and other current assets	62
Property, plant and equipment, net	22
Receivable from EnVision shareholders	321
Intangible assets	1,509
Goodwill	1,854
Total assets acquired	$5,445

Accounts payable, accrued expenses and other liabilities	$429
Billings in excess of revenue earned	46
Deferred tax liability	976
Total liabilities assumed	$1,451

Net assets acquired	$3,994

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

Pro forma results.  Our consolidated financial statements include the operating results of EnVision as of the date of acquisition.  For the three and nine months ended September 30, 2011 and 2010, the unaudited pro forma financial information below assumes that our material business acquisition of EnVision occurred on January 1, 2010.

(in thousands except per share data)	(unaudited)		(unaudited)
	Three Months ended		Nine Months ended
	September 30,		September 30,
Pro forma financial information including the acquisition of EnVision	2011	2010	2011	2010
Revenue	$12,549	$12,703	$36,128	$37,283
Operating income (loss)	1,245	(74)	1,330	1,199
Net income (loss)	1,128	(171)	2,021	602
Earnings (loss) per common share — basic	$0.06	$(0.01)	$0.11	$0.03
Earnings (loss) per common share — basic	$0.06	$(0.01)	$0.10	$0.03

5.	Contract Receivables

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

(in thousands)	September 30,	December 31,
	2011	2010

Billed receivables	$9,343	$7,733
Recoverable costs and accrued profit not billed	12,834	11,508
Allowance for doubtful accounts	(366)	(2,040)
Total contract receivables, net	$21,811	$17,201

Recoverable costs and accrued profit not billed totaled $12.8 million and $11.5 million as of September 30, 2011 and December 31, 2010, respectively.  During October 2011, the Company invoiced $4.2 million of the unbilled amounts; the balance of the September 30, 2011 unbilled amounts is expected to be invoiced and collected within one year.  In October 2011, the Company collected 53% of the September 30, 2011 billed receivables; the balance of the net billed receivables is expected to be collected within one year.

During the first quarter of 2011, the Company wrote off $1.6 million of billed receivables related to the Emirates Simulation Academy LLC that had been fully reserved as of December 31, 2010.

The following customers account for more than 10% of the Company’s consolidated contract receivables for the indicated periods:

	September 30,	December 31,
	2011	2010
Slovenské elektrárne, a.s.	30.8%	12.1%
Genden Information System Co.	12.8%	7.1%
British Energy Generation Ltd.	0.0%	10.9%

6.	Software Development Costs

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

Software development costs capitalized were $186,000 and $572,000 for the three and nine months ended September 30, 2011, respectively, and $266,000 and $741,000 for the three and nine months ended September 30, 2010, respectively. Total amortization expense was $218,000 and $612,000 for the three and nine months ended September 30, 2011, respectively, and $170,000 and $452,000 for the three and nine months ended September 30, 2010, respectively.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2011 and December 31, 2010 based upon the short-term nature of the assets and liabilities. The Company values goodwill, intangible assets, and contingent consideration using significant inputs which are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting.

At September 30, 2011 and December 31, 2010 the Company had approximately $163,000 and $17.0 million, respectively, deposited in a money market account with Bank of America.

The following table presents assets and liabilities measured at fair value at September 30, 2011:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$163	$-	$-	$163
Certificates of deposit	4,852	-	-	4,852
Foreign exchange contracts	-	457	-	457

Total assets	$5,015	$457	$-	$5,472

Foreign exchange contracts	$-	$(637)	$-	$(637)

Total liabilities	$-	$(637)	$-	$(637)

The following table presents assets and liabilities measured at fair value at December 31, 2010:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$17,017	$-	$-	$17,017
Certificates of deposit	779	-	-	779
Foreign exchange contracts	-	325	-	325

Total assets	$17,796	$325	$-	$18,121

Foreign exchange contracts	$-	$(244)	$-	$(244)

Total liabilities	$-	$(244)	$-	$(244)

8.	Derivative Instruments

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

As of September 30, 2011, the Company had foreign exchange contracts outstanding of approximately 2.3 million Pounds Sterling, 17.0 million Euro, and 682.9 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  At December 31, 2010, the Company had contracts outstanding of approximately 1.6 million Pounds Sterling, 10.6 million Euro, and 865.2 million Japanese Yen at fixed rates. The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	September 30,	December 31,
(in thousands)	2011	2010

Asset derivatives
Prepaid expenses and other current assets	$452	$208
Other assets	5	117
	457	325
Liability derivatives
Other current liabilities	(632)	(204)
Other liabilities	(5)	(40)
	(637)	(244)

Net fair value	$(180)	$81

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

For the three and nine months ended September 30, 2011 and 2010, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Foreign exchange contracts- change in
fair value	$(143)	$(412)	$(298)	$(470)
Remeasurement of related contract
receivables, billings in excess of
revenue earned, and subcontractor
accruals	14	459	347	(161)

Gain (loss) on derivatives, net	$(129)	$47	$49	$(631)

9.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.   The Company recognized $183,000 and $210,000 of pre-tax stock-based compensation expense for the three months ended September 30, 2011 and 2010, respectively, under the fair value method and recognized $569,000 and $633,000 of pre-tax stock-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively.  The Company granted 60,000 and 102,000 stock options in the three and nine months ended September 30, 2011, respectively. The Company granted 60,000 stock options in both the three and nine months ended September 30, 2010.

10.	Long-Term Debt

At September 30, 2011 and December 31, 2010, the Company had no long-term debt.

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

As of September 30, 2011, the Company was contingently liable for eight standby letters of credit and two surety bonds totaling $5.4 million which represent performance and bid bonds on ten contracts.  The Company has deposited the full value of eight of the standby letters of credit in certificates of deposit ($4.3 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at September 30, 2011 as restricted cash.

11.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2010	$ 1,680
Warranty provision	740
Warranty claims	(331)
Currency adjustment	(8)
Balance at September 30, 2011	$ 2,081

12.	Income Taxes

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

The Company expects to pay income taxes in Sweden, India, China and England in 2011.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its U.S. and Scottish net deferred tax assets at September 30, 2011.

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

On March 21, 2011, the Board of Directors authorized the purchase of up to $3.0 million of the Company’s common stock in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934. During the three and nine months ended September 30, 2011 the Company repurchased 370,519 and 521,400 shares, respectively at an aggregate cost of $792,000 and $1.1 million, respectively.

15.	Subsequent Event

During the period October 1, 2011 through November 4, 2011, the Company repurchased an additional 233,249 shares of its common stock at an aggregate cost of $391,000. These purchases were made in accordance with the provisions of the share repurchase plan as authorized by the Board of Directors on March 21, 2011. As of November 4, 2011 the Company has repurchased a total of 754,649 shares at an aggregate cost of $1.5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GSE Systems, Inc. (“GSE Systems”, “GSE” or the “Company”) is a world leader in real-time high fidelity simulation.  The Company provides simulation and educational solutions and services to the nuclear and fossil electric utility industry, and the chemical and petrochemical industries.

GSE is the parent company of:
♦	GSE Power Systems, Inc., a Delaware corporation;
♦	GSE Power Systems, AB, a Swedish corporation;
♦	GSE Engineering Systems (Beijing) Co. Ltd., a Chinese limited liability company;
♦	GSE Systems, Ltd., a Scottish limited liability company;
♦	TAS Engineering Consultants Ltd., an English limited liability company;
♦	GSE EnVision, Inc., a New Jersey corporation; and
♦	EnVision Systems (India) Pvt. Ltd., an Indian limited liability company.

The Company has a 49% minority interest in GSE-UNIS Simulation Technology Co., Ltd., a Chinese limited liability company and has a 10% minority interest in Emirates Simulation Academy, LLC, a United Arab Emirates limited liability company. The Company has only one reportable segment.

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

The continued dramatic increase in global energy demand is well documented and, we believe, will continue to grow for decades to come.  Government and industry sources and trade journals report that up to 252 new nuclear plants could be built worldwide over the next 20 years.  Currently, there are over 60 plants under construction in 15 countries.  In the U.S. some 16 companies and consortia are considering building 30 nuclear power plants.  The U.S. Nuclear Regulatory Commission (“NRC”) is actively reviewing 13 combined construction and operating license applications from 12 companies and consortia for 22 nuclear power reactors.  Each new plant will be required to have a full scope simulator ready for operator training and certification about two years prior to fuel loading.  According to the International Atomic Energy Agency, as many as 65 countries with no current nuclear power capability have announced considerations to add nuclear energy to their power generation capabilities (21 in Asia-Pacific, 21 in Africa, 12 in Europe, and 11 in Latin America).  With our leading market share, excellent reputation, and world-class technology, GSE is poised to capitalize on the world-wide nuclear energy growth by providing training and simulation solutions.

On September 21, 2011 the Company announced that it has been selected to provide a real-time, high-fidelity engineering simulator for the B&W mPower™ Small Modular Reactor (SMR) design. The simulator will be used as a platform for validation of plant system designs and the development of control and logic strategies, and serve as a key part of the human factors engineering program. Generation mPower LLC is working to fully develop and deploy the B&W mPower™ reactor technology. The reactor is a First-of-a-Kind (FOAK), scalable, modular, passively safe, advanced light water system. The B&W mPower™ reactor is being designed to provide 160 MWe of clean, zero-emissions energy for four years of operation without refueling. The agreement with B&W solidifies the Company’s position as the industry leader in providing high-fidelity engineering simulation for FOAK reactor designs. The flexible platform helps mitigate risk by allowing customers to verify and validate systems and processes at the design stage, when changes can be made more easily and cost-effectively than during plant construction. The Company and B&W will work together beyond this initial phase to expand the scope of the simulator and synchronize throughout the design process. The Company views the application of our high-fidelity simulation in the engineering phase as a natural, and increasingly necessary, extension of its use in existing nuclear and non-nuclear energy facilities. This agreement represents the Company's ongoing efforts to diversify its business model, and leverage the Company’s benchmark technical and human assets.

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

In Japan, new Prime Minister, Yoshihiko Noda, spoke in September 2011, at a meeting on nuclear safety and security at the United Nations General Assembly, of Japan's continuing need for nuclear energy while raising the safety of nuclear plants to the highest level.  Mr. Noda has also stated that he is determined to restart the country's idle reactors by the summer of 2012.  At September 30, 2011, GSE’s Swedish subsidiary had two significant projects in progress in Japan with a backlog of $5.0 million.   Neither of these projects have been delayed or affected by the Fukushima disaster.  For the three and nine months ended September 30, 2011, revenue recognized on projects with Japanese customers totaled 9.7% and 11.9%, respectively, of the Company’s consolidated revenue.

The German government announced in May 2011 that they would phase out all of the country’s nuclear power plants by 2022. The country’s seven oldest reactors, which were taken offline for a safety review immediately after the Japanese crisis, have been permanently shutdown. In the three and nine months ended September 30, 2011, KSG Kraftwerks-simulator Gmbh provided 9.9% and 9.4% of the Company’s consolidated revenue. We have been informed by KSG, who provides training services for the German electric utilities and has 13 specific full scope simulators for 17 German nuclear power plants, due to the phasing out of the country’s nuclear power plants, that GSE should not anticipate any additional significant orders for simulator upgrades from KSG beginning in 2012. At September 30, 2011, the Company has backlog of approximately $2.2 million related to KSG projects. We have been informed by KSG that these projects will be completed as scheduled.

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

According to the U.S. Energy Information Administration, world energy consumption will increase by 49% from 495 quadrillion BTU in 2007 to 739 quadrillion BTU in 2035.  New consumption means new production, which means new plants, new workers, and an enormous amount of training to provide a skilled workforce.  GSE recognized this growing need for energy industry training several years ago and began developing various training solutions leveraging the use of our simulation technology.  GSE created a 163 module, five-simulator training course that was sold to the Emirates Simulation Academy LLC, in the UAE, a training academy that was created by GSE and two other partners in 2007. The Company worked with the University of Strathclyde in Glasgow, Scotland to incorporate GSE’s simulation into the University’s degreed and industrial education programs.  GSE developed a 20-week “Nuclear Operator Jump Start Training Program” for Southern Nuclear Company in Augusta, GA utilizing the Company’s VPanel™ interactive visual training simulator.  The advantage of the VPanel™ simulator is its scalability and ease of configuration for both team and individual training, plant specific or cross training.  The VPanel™ allows customers to utilize their existing simulator load while bringing many full scope simulator capabilities directly into the classroom for a fraction of the cost.  The “Operator Jump Start” program helps customers screen and train new operator candidates.  This training program is designed to provide essential knowledge and skills to potential nuclear plant operators and to determine if candidates have the ability to successfully complete the customer’s own operator licensing programs.  The program includes instruction on fundamental sciences (including Generic Fundamentals Examinations “GFES”), plant systems and operations.  To date, 100% of students completing GSE’s Operator Jump Start program have passed the NRC GFES exam.

In order to expand its simulation-based training programs, on January 4, 2011, GSE acquired EnVision Systems, Inc., subsequently renamed GSE-EnVision Inc., which provides interactive multi-media tutorials and simulation models, primarily to the petrochemical and oil & gas refining industries.  EnVision’s products provide a foundation in process fundamentals, as well as plant operations and interaction.  This acquisition gives GSE a tiered offering when it comes to simulation, as well as a large library of training content in multiple languages.  GSE-EnVision is a product-oriented business model with typically higher margins then our core business.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:
(in thousands)	Three Months ended September, 30				Nine months ended September 30,
	2011	%	2010	%	2011	%	2010	%
Contract revenue	$ 12,549	100.0%	$ 11,904	100.0%	$ 36,128	100.0%	$ 34,886	100.0%
Cost of revenue	7,931	63.2%	9,503	79.8%	24,278	67.2%	25,691	73.6%

Gross profit	4,618	36.8%	2,401	20.2%	11,850	32.8%	9,195	26.4%
Operating expenses:
Selling, general and
administrative	3,302	26.3%	2,545	21.4%	9,920	27.5%	7,837	22.4%
Depreciation	137	1.1%	146	1.2%	365	1.0%	418	1.2%
Amortization of definited-lived
intangible assets	204	1.6%	38	0.3%	629	1.7%	63	0.2%
Total operating expenses	3,643	29.0%	2,729	22.9%	10,914	30.2%	8,318	23.8%

Operating income (loss)	975	7.8%	(328)	(2.8)%	936	2.6%	877	2.5%

Interest income, net	29	0.2%	29	0.3%	91	0.3%	48	0.1%
Gain (loss) on derivative
instruments, net	(129)	(1.0)%	47	0.4%	49	0.1%	(631)	(1.8)%
Other income, net	31	0.2%	27	0.2%	70	0.2%	65	0.2%

Income (loss) before income taxes	906	7.2%	(225)	(1.9)%	1,146	3.2%	359	1.0%

Provision (benefit) for income taxes	48	0.4%	323	2.7%	(481)	(1.3)%	88	0.2%

Net income (loss)	$ 858	6.8%	$ (548)	(4.6)%	$ 1,627	4.5%	$ 271	0.8%

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

Results of Operations - Three and Nine Months ended September 30, 2011 versus Three and Nine Months ended September 30, 2010

Contract Revenue.  Total contract revenue for the quarter ended September 30, 2011 totaled $12.5 million, which was 5.4% greater than the $11.9 million total revenue for the quarter ended September 30, 2010.  For the nine months ended September 30, 2011, contract revenue totaled $36.1 million, a $1.2 million increase from the $34.9 million for the nine months ended September 30, 2010.  The Company recorded total orders of $28.4 million in the nine months ended September 30, 2011, including a $3.0 million change order related to the Company's contract to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia which, increased the total contract value from $23.8 million to $26.8 million.   Revenue related to this contract was $1.6 million (12.5% of revenue) and $3.6 million (30.2% of revenue) for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, revenue from the Slovak order was $4.5 million (12.3% of revenue) and $8.1 million (23.3% of revenue), respectively.  The decrease in revenue generated from the Slovak utility order was largely offset by the additional revenue generated due to the acquisitions of EnVision and TAS Engineering Consultants Ltd. ("TAS").  EnVision, which was acquired by the Company on January 4, 2011, generated approximately $492,000 and $1.6 million of revenue for the three and nine months ended September 30, 2011.  For the three and nine months ended September 30, 2011 TAS, which was acquired by the Company on April 26, 2010, generated revenue of $1.1 million and $3.0 million compared to $866,000 and $1.5 million for the three months ended September 30, 2010 and for the period commencing on the closing date of the acquisition and ending on Septermber 30, 2010, respectively.  In addition, revenue generated from various contracts that the Company has received from a German customer increased by approximately $591,000 and $1.5 million in the three and nine months ended September 30, 2011, respectively, as compared to the same periods of 2010.  At September 30, 2011, the Company’s backlog was $50.8 million, of which $6.4 million related to the Slovakia contract.  The backlog decreased 9.1% from December 31, 2010 when the Company’s backlog totaled $55.9 million.

Gross Profit.  Gross profit totaled $4.6 million for the quarter ended September 30, 2011 versus $2.4 million for the same quarter in 2010.  As a percentage of revenue, gross profit increased from 20.2% for the three months ended September 30, 2010 to 36.8% for the three months ended September 30, 2011.  For the nine months ended September 30, 2011, gross profit increased $2.7 million from the same period in 2010 to $11.9 million and, as a percentage of revenue, increased from 26.4% to 32.8%.  The $3.0 million change order from the Slovak utility received during the third quarter 2011 increased the overall gross margin on the project and generated an additional $679,000 in gross margin on the project for the three and nine months ended September 30, 2011.  Without this change in gross margin on the Slovak project, the consolidated gross margin as a percent of revenue for the three and nine months ended September 30, 2011 would have been 33.1% and 31.5%.  Included in the Slovak order is approximately $16.5 million for hardware, the largest portion being a digital control system from Siemens.  The Company’s subcontract with Siemens is denominated in Euro.  For the three and nine months ended September 30, 2010, the Company recognized an unrealized currency loss of $506,000, and an unrealized currency gain of $105,000, respectively,  on the accrued costs of this subcontract which were recorded in cost of revenue. EnVision and TAS products and services typically sell at gross profit margins higher than the Company’s normal gross profit margins.  Accordingly the increase in their revenue in 2011 as compared to 2010 have contributed to the increase in consolidated gross profit for the three and nine months ended September 30, 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $3.3 million in the quarter ended September 30, 2011, a 29.7% increase from the $2.5 million for the same period in 2010.  For the nine months ended September 30, 2011 and 2010, SG&A expenses totaled $9.9 million and $7.8 million, respectively. The increase reflects the following spending variances:
♦
Business development and marketing costs increased from $1.1 million in the third quarter 2010 to $1.3 million in the third quarter of 2011 and increased from $3.1 million for the nine months ended September 30, 2010 to $4.1 million in the same period 2011.  During the first quarter of 2011, the Company underwent an internal reorganization whereby a number of operational personnel were reallocated to business development activities on a full time basis.  Bidding and proposal costs, which are the costs of operations personnel assisting with the preparation of contract proposals, decreased by $15,000 in the third quarter 2011 to $335,000 as compared to the third quarter 2010, and increased by $46,000 in the nine months ended September 30, 2011 to $1.1 million as compared to the nine months ended September 30, 2010.  TAS and EnVision have incurred approximately $197,000 and $597,000 of the business development and marketing costs for the three and nine months ended September 30, 2011, respectively.  Business development and marketing costs incurred by TAS for the three and nine months ended September 30, 2010 totaled $69,000 and $104,000, respectively.  The Company also hired a business development manager in the United Kingdom in May 2010.

♦
The Company’s general and administrative expenses (“G&A”) were $1.7 million for the three months ended September 30, 2011 as compared to $1.3 million for the three months ended September 30, 2010 and increased from $4.3 million for the nine months ended September 30, 2010 to $5.2 million for the nine months ended September 30, 2011. The increase is primarily attributable to the following:

o
TAS and EnVision incurred $193,000 and $670,000 of G&A expenses for the three and nine months ended September 30, 2011, respectively.  For the three and nine months ended September 30, 2010 G&A expenses attributable to TAS totaled $161,000 and $307,000, respectively.

o
The change in the fair value of contingent consideration (accretion expense) related to the TAS and EnVision acquisitions was $47,000 and $331,000 for the three and nine months ended September 30, 2011, respectively.  The change in the fair value of contingent consideration related to the TAS acquisition for the three and nine months ended September 30, 2010 was $55,000 and $82,000, respectively.

o
The Company incurred $0 and $206,000 in expenses related to its acquisition efforts for the three and nine months ended September 30, 2011, respectively, as compared to $51,000 and $274,000 for the same periods in 2010.  These expenses were primarily comprised of legal and due diligence expenses.

♦
Gross spending on software product development (“development”) expenses, for the three and nine months ended September 30, 2011 totaled $454,000 and $1.2 million, respectively, as compared to $428,000 and $1.2 million for the three and nine months ended September 30, 2010, respectively.  The Company capitalized $186,000 and $572,000 for the three and nine months ended September 30, 2011, respectively and $266,000 and $741,000 for the three and nine months ended September 30, 2010, respectively.  Net development spending increased from $162,000 for the three months ended September 30, 2010 to $269,000 for the three months ended September 30, 2011 and increased from $473,000 for the nine months ended September 30, 2010 to $628,000 for the nine months ended September 30, 2011.

o
The Company created a 3D visualization team in January 2011 to develop 3D technology to add to our training programs.  The Company incurred $104,000 and $231,000 of costs related to this effort in the three and nine months ended September 30, 2011, respectively.

o
Spending on other software product development totaled $165,000 and $397,000 for the three and nine months ended September 30, 2011, respectively.  For the three and nine months ended September 30, 2010, development expense totaled $162,000 and $473,000, respectively.  The Company’s development expenses were mainly related to advancements on a new configuration management system which is a central data warehouse that supports various forms of data on a simulator, and new feature enhancements to our JADE platform including human factor engineering elements and a new graphical user interface.  EnVision incurred $27,000 and $70,000 of development expense for the three and nine months ended September 30, 2011, respectively.

Depreciation.  Depreciation expense totaled $137,000 and $146,000 during the quarters ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, depreciation expense totaled $365,000 and $418,000, respectively.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $204,000 and $38,000 for the quarters ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, amortization expense related to definite-lived intangible assets totaled $629,000 and $63,000, respectively.  As part of the Company’s acquisition of TAS in 2010, the Company recorded intangible assets totaling approximately $740,000 with estimated lives of one to ten years.  The Company also recorded intangible assets of $1.5 million with estimated lives of three to eight years as part of the EnVision acquisition.

Operating Income (loss).  The Company had operating income of $975,000 (7.8 % of revenue) in the third quarter 2011, as compared with an operating loss of $328,000 (2.8% of revenue) for the same period in 2010.  For the nine months ended September 30, 2011 and 2010, the Company had operating income of $936,000 (2.6% of revenue) and $877,000 million (2.5% of revenue), respectively.  The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $29,000 for each of the quarters ended September 30, 2011 and 2010.  For the nine months ended September 30, 2011 and 2010, net interest income totaled $91,000 and $48,000, respectively.

Gain (Loss) on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of September 30, 2011, the Company had foreign exchange contracts outstanding of approximately 2.3 million Pounds Sterling, 17.0 million Euro, and 682.9 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company has not designated the contracts as hedges and has recognized losses on the change in the estimated fair value of the contracts of $143,000 and $298,000 for the three and nine months ended September 30, 2011, respectively.

At September 30, 2010, the Company had foreign exchange contracts for sale of approximately 1.6 million Pounds Sterling, 11.7 million Euro and 968 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and had recognized a loss on the change in the estimated fair value of the contracts of $412,000 for the three months ended September 30, 2010 and a loss of $470,000 for the nine months ended September 30, 2010.

The foreign currency denominated contract receivables, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and nine months ended September 30, 2011, the Company recognized a gain of $14,000 and $347,000, respectively, from the remeasurement of such contract receivables and billings in excess of revenue earned.  For the same periods in 2010, the Company recognized a $459,000 gain and $161,000 loss, respectively.

Other Income, net.  For the three and nine months ended September 30, 2011, other income, net was $31,000 and $70,000, respectively.   For the three and nine months ended September 30, 2010, other income, net was $27,000 and $65,000, respectively.  The major components of other income, net included the following items:

♦
For the three and nine months ended September 30, 2011, the Company recognized gain of $3,000 and a loss of $22,000, respectively, relating to its pro rata share of operating results from GSE-UNIS Simulation Technology Co., Ltd.

♦
The Company had other miscellaneous income for the three and nine months ended September 30, 2011 of $28,000 and $92,000.  For the three and nine months ended September 30, 2010, other miscellaneous income amounted to $27,000 and $65,000, respectively.

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

The Company expects to pay income taxes in Sweden, India, China and England in 2011.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its U.S. and Scottish net deferred tax assets at September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2011, the Company’s cash and cash equivalents totaled $17.7 million compared to $26.6 million at December 31, 2010.

Cash provided by (used in) operating activities.   For the nine months ended September 30, 2011, net cash used in operations totaled $1.6 million. Significant changes in the Company’s assets and liabilities in the nine months ended September 30, 2011 included:

♦
A $3.0 million increase in the Company’s contract receivables.   The Company’s trade receivables, net of the allowance for doubtful accounts, increased from $5.7 million at December 31, 2010 to $9.0 million at September 30, 2011.  At September 30, 2011, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $491,000 versus $318,000 at December 31, 2010.  The Company’s unbilled receivables increased by approximately $1.3 million to $12.8 million at September 30, 2011.  The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.  In October 2011, the Company invoiced $4.2 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

♦	A $1.6 million decrease in accounts payable, accrued compensation and accrued expenses. The decrease is due to the timing of payments made by the Company to vendors and subcontractors.

Net cash provided by operations for the nine months ended September 30, 2010, totaled $9.0 million. Significant changes in the Company’s assets and liabilities in the nine months ended September 30, 2010 included:

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

♦
A $2.1 million increase in the Company’s other assets. The increase was primarily due to a $1.3 million increase in the value added tax (VAT) receivable. This amount relates to vendor invoices received by GSE, which included VAT. The Company was entitled to reclaim the VAT.

♦
A $6.5 million increase in accounts payable, accrued compensation and accrued expenses. The Company’s accounts payable and accrued liabilities increased primarily due to two invoices received from Siemens for $7.8 million. These invoices were for milestones completed on the digital control system of our Slovak utility project. The Company paid these invoices in October 2010.

Cash used in investing activities.  Net cash used in investing activities totaled $6.3 million for the nine months ended September 30, 2011.  The increase is primarily the result of BOA’s amendments to the Company’s revolving credit agreements effective March 14, 2011, which required the Company to cash collateralize all existing and future letters of credit.  At September 30, 2011 the Company had cash collateralized $4.3 million of standby letters of credit.  This balance represents a $4.1 million increase from December 31, 2010.

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

During the nine months ended September 30, 2011, the Company made an additional equity contribution totaling $456,000 to GSE-UNIS Simulation Technology Co., Ltd. (“GSE-UNIS”).  GSE-UNIS is 51% owned by Beijing UNIS Investment Co., Ltd. and 49% owned by GSE.   Per the joint venture agreement, the Company will make an additional contribution to GSE-UNIS of approximately $450,000 in January 2012.

    Capital expenditures totaled $370,000 and capitalized software development costs totaled $572,000. $79,000 of cash which GSE had on deposit with Union National Bank (“UNB”) as a partial guarantee against the Emirates Simulation Academy, LLC (“ESA”) line of credit, was withdrawn by UNB during the nine months ended September 30, 2011.  As of September 30, 2011 and December 31, 2010, GSE had a full reserve for the amount in the restricted cash account.

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

Cash used in financing activities.  Net cash used in financing activities totaled $1.0 million.  The Company repurchased 521,400 shares of the Company’s common stock at an aggregate cost of $1.1 million for the nine months ended September 30, 2011.  Proceeds from the issuance of common stock for the nine months ended September 30, 2011 totaled $119,000.  For the nine months ended September 30, 2010, net cash used in financing activities totaled $8,000. The Company received $74,000 from the issuance of common stock in the nine months ended September 30, 2010. In the nine months ended September 30, 2010, the Company spent $82,000 on deferred financing costs in conjunction with the Bank of America lines of credit.

At September 30, 2011, the Company had cash and cash equivalents of $17.7 million.  Based on the Company’s forecasted expenditures and cash flow, the Company believes that it will generate sufficient cash through its normal operations to meet its liquidity and working capital needs for the next twelve months.

The Company has a money market account with BOA.  At September 30, 2011 we had $163,000 in the money market account versus $10.1 million at June 30, 2011.  The Dodd-Frank Wall Street Reform and Consumer Protection Act provides for unlimited insurance coverage of noninterest-bearing transaction accounts through December 31, 2012 at all Federal Deposit Insurance Corporation ("FDIC") insured institutions.  Accordingly, we transferred most of the Company's U.S. funds out of the money market account to the operating account to take advantage of the unlimited insurance coverage.

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

As of September 30, 2011, the Company was contingently liable for eight standby letters of credit and two surety bonds totaling $5.4 million which represent performance and bid bonds on ten contracts. The Company has deposited the full value of eight of the standby letters of credit in certificates of deposit ($4.3 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired. The cash has been recorded on the Company’s balance sheet at September 30, 2011 as restricted cash.

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

As of September 30, 2011, the Company had foreign exchange contracts outstanding of approximately 2.3 million Pounds Sterling, 17.0 million Euro, and 682.9 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and has recognized losses on the change in the estimated fair value of the contracts of $143,000 and $298,000 for the three and nine months ended September 30, 2011, respectively.  A 10% fluctuation in the foreign currency exchange rates up or down as of September 30, 2011 would have increased/decreased the change in the estimated fair value of the contracts by $18,000.

As of September 30, 2010, the Company had foreign exchange contracts for sale of approximately 1.6 million Pounds Sterling, 11.7 million Euro and 968 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and recognized a loss on the change in the estimated fair value of the contracts of $412,000 for the three months ended September 30, 2010 and a loss of $470,000 for the nine months ended September 30, 2010.

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of September 30, 2011 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of September 30, 2011 the Company’s disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s share repurchase activity for the nine months ended September 30, 2011:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January	-	-	-	-
February	-	-	-	-
March	-	-	-	$ 3,000,000
April	-	-	-	$ 3,000,000
May	9,000	$ 2.30	9,000	$ 2,979,334
June	141,881	$ 2.22	150,881	$ 2,664,019
July	109,787	$ 2.24	260,668	$ 2,418,509
August	239,332	$ 2.12	500,000	$ 1,910,402
September	21,400	$ 1.78	521,400	$ 1,872,412

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Removed and Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

10.1	Employment Agreement dated as of October 17, 2011 between GSE Systems, Inc. and Phillip M. Polefrone, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 2011
GSE SYSTEMS, INC.

/S/ JAMES A. EBERLE
James A. Eberle
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)