Form 10-Q
period 2012-05-09
GSE SYSTEMS INC
filed 2012-05-15
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2012.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number:  001-14785

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

1332 Londontown Blvd., Suite 200, Sykesville, MD 21784
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 970-7800

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

There were 18,402,131 shares of common stock, with a par value of $.01 per share outstanding as of May 14, 2012.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	Unaudited
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$17,185	$20,326
Restricted cash	3,241	3,505
Contract receivables, net	22,998	20,356
Prepaid expenses and other current assets	3,668	3,733
Total current assets	47,092	47,920

Equipment and leasehold improvements	5,672	5,206
Accumulated depreciation	(4,335)	(4,105)
Equipment and leasehold improvements, net	1,337	1,101

Software development costs, net	1,884	1,815
Goodwill	4,492	4,462
Intangible assets, net	1,143	1,207
Long-term restricted cash	858	897
Other assets	1,922	1,413
Total assets	$58,728	$58,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,854	$4,077
Accrued expenses	1,417	1,581
Accrued compensation and payroll taxes	2,206	2,754
Billings in excess of revenue earned	5,470	5,261
Accrued warranty	2,496	2,300
Other current liabilities	1,840	1,707
Total current liabilities	17,283	17,680

Other liabilities	1,789	2,352
Total liabilities	19,072	20,032
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and outstanding none in 2012 and 2011	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued 19,382,400 in 2012 and 19,254,681 in 2011	194	193
Additional paid-in capital	70,596	70,167
Accumulated deficit	(28,533)	(29,063)
Accumulated other comprehensive loss	(649)	(865)
Treasury stock at cost, 986,761 shares in 2012, 824,374 in 2011	(1,952)	(1,649)
Total stockholders' equity	39,656	38,783
Total liabilities and stockholders' equity	$58,728	$58,815

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended
	March 31,
	2012	2011

Contract revenue	$13,389	$12,322

Cost of revenue	9,470	8,847
Gross profit	3,919	3,475

Operating expenses:
Selling, general and administrative	3,486	3,420
Depreciation	137	125
Amortization of definite-lived intangible assets	78	217
Total operating expenses	3,701	3,762

Operating income (loss)	218	(287)

Interest income, net	51	33
Gain on derivative instruments, net	400	588
Other income, net	86	65
Income before income taxes	755	399

Provision (benefit) for income taxes	225	(614)
Net income	$530	$1,013

Basic income per common share	$0.03	$0.05

Diluted income per common share	$0.03	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months ended
	March 31,
	2012	2011

Net income	$ 530	$ 1,013

Foreign currency translation adjustment	216	382

Comprehensive income	$ 746	$ 1,395

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2011	19,255	$193	$70,167	$(29,063)	$(865)	(824)	$(1,649)	$38,783

Stock-based compensation expense	-	-	220	-	-	-	-	220
Common stock issued for options exercised	127	1	209	-	-	-	-	210
Foreign currency translation adjustment	-	-	-	-	216	-	-	216
Treasury stock at cost	-	-	-	-	-	(163)	(303)	(303)
Net income	-	-	-	530	-	-	-	530
Balance, March 31, 2012	19,382	$194	$70,596	$(28,533)	$(649)	(987)	$(1,952)	$39,656

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$530	$1,013
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	137	125
Amortization of definite-lived intangible assets	78	217
Capitalized software amortization	200	192
Amortization of deferred financing costs	3	-
Change in fair value of contingent consideration	45	146
Stock-based compensation expense	220	203
Equity gain on investment in GSE-UNIS Simulation Technology Co. Ltd.	(62)	(35)
Gain on derivative instruments	(400)	(588)
Changes in assets and liabilities:
Contract receivables	(2,486)	(3,466)
Prepaid expenses and other assets	92	336
Accounts payable, accrued compensation and accrued expenses	(1,032)	361
Billings in excess of revenue earned	297	(648)
Accrued warranty reserves	196	153
Other liabilities	(290)	(1,053)
Net cash used in operating activities	(2,472)	(3,044)

Cash flows from investing activities:
Capital expenditures	(350)	(76)
Capitalized software development costs	(269)	(180)
Investment in GSE-UNIS Simulation Technology Co. Ltd.	(469)	-
Acquisitions, net of cash acquired	-	(647)
Restrictions of cash as collateral under letters of credit	(2)	(3,519)
Releases of cash as collateral under letters of credit	305	66
Drawdown of cash collateral on Emirates Simulation Academy, LLC line of credit	-	(79)
Net cash used in investing activities	(785)	(4,435)

Cash flows from financing activities:
Proceeds from issuance of common stock	210	92
Treasury stock purchases	(303)	-
Net cash provided by (used in) financing activities	(93)	92

Effect of exchange rate changes on cash	209	263
Net decrease in cash and cash equivalents	(3,141)	(7,124)
Cash and cash equivalents at beginning of year	20,326	26,577
Cash and cash equivalents at end of period	$17,185	$19,453

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended March 31, 2012 and 2011
(Unaudited)

1.	Basis of Presentation and Revenue Recognition

Basis of Presentation

The consolidated interim financial statements included herein have been prepared by GSE Systems, Inc. (the “Company” or “GSE”) without independent audit.  In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted.  The results of operations for interim periods are not necessarily an indication of the results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2011 filed with the Securities and Exchange Commission on March 8, 2012.

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

The following customer has provided more than 10% of the Company’s consolidated revenue for the indicated periods:

	Three Months ended
	March 31,
	2012	2011
Slovenské elektrárne, a.s.	8.0%	14.2%

2.	Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company for interim and annual periods ending during 2012, with earlier application permitted.  The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  ASU 2011-04 is effective for the Company for interim and annual periods ending during 2012 and will be applied prospectively.  The adoption of this guidance had no impact on the Company’s consolidated financial statements.

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

(in thousands, except for share amounts)	Three Months ended
	March 31,
	2012	2011
Numerator:
Net income	$530	$1,013

Denominator:
Weighted-average shares outstanding for basic earnings per share	18,395,585	19,210,954

Effect of dilutive securities:
Employee stock options	73,233	287,399
Adjusted weighted-average shares outstanding and assumed conversion for diluted earnings per share	18,468,818	19,498,353

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	2,696,374	1,543,800

4.	Contract Receivables

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

(in thousands)	March 31,	December 31,
	2012	2011

Billed receivables	$12,918	$8,258
Recoverable costs and accrued profit not billed	10,216	12,234
Allowance for doubtful accounts	(136)	(136)
Total contract receivables, net	$22,998	$20,356

Recoverable costs and accrued profit not billed totaled $10.2 million and $12.2 million as of March 31, 2012 and December 31, 2011, respectively.  During April 2012, the Company invoiced $1.3 million of the unbilled amounts; the balance of the March 31, 2012 unbilled amounts is expected to be invoiced and collected within one year.

The following customers account for more than 10% of the Company’s consolidated contract receivables for the indicated periods:

	March 31,	December 31,
	2012	2011
Slovenské elektrárne, a.s.	25.7%	24.2%
British Energy Generation Ltd.	10.6%	8.5%

5.	Software Development Costs

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

Software development costs capitalized were $269,000 for the three months ended March 31, 2012 and $180,000 for the three months ended March 31, 2011.  Total amortization expense was $200,000 for the three months ended March 31, 2012 and $192,000 for the three months ended March 31, 2011.

6.	Fair Value of Financial Instruments

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2012 and December 31, 2011 based upon the short-term nature of the assets and liabilities.  The Company values goodwill, intangible assets, and contingent consideration using significant inputs which are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting.

The following table presents assets and liabilities measured at fair value at March 31, 2012:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$7,757	$-	$-	$7,757
Certificates of deposit	5,246	-	-	5,246
Foreign exchange contracts	-	467	-	467

Total assets	$13,003	$467	$-	$13,470

Foreign exchange contracts	$-	$(107)	$-	$(107)

Total liabilities	$-	$(107)	$-	$(107)

The following table presents assets and liabilities measured at fair value at December 31, 2011:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$8,163	$-	$-	$8,163
Certificates of deposit	5,976	-	-	5,976
Foreign exchange contracts	-	483	-	483

Total assets	$14,139	$483	$-	$14,622

Foreign exchange contracts	$-	$(314)	$-	$(314)

Total liabilities	$-	$(314)	$-	$(314)

7.	Derivative Instruments

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

As of March 31, 2012, the Company had foreign exchange contracts outstanding of approximately 2.4 million Pounds Sterling, 13.7 million Euro, and 378.6 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  At December 31, 2011, the Company had contracts outstanding of approximately 3.1 million Pounds Sterling, 12.0 million Euro, and 383.5 million Japanese Yen at fixed rates.  The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	March 31,	December 31,
(in thousands)	2012	2011

Asset derivatives
Prepaid expenses and other current assets	$451	$393
Other assets	16	90
	467	483
Liability derivatives
Other current liabilities	(90)	(258)
Other liabilities	(17)	(56)
	(107)	(314)

Net fair value	$360	$169

The changes in the fair value of the foreign exchange contracts are included in net gain on derivative instruments in the consolidated statements of operations.

The foreign currency denominated contract receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into the functional currency using the current exchange rate at the end of the period.  The gain or loss resulting from such remeasurement is also included in net gain on derivative instruments in the consolidated statements of operations.

For the three months ended March 31, 2012 and 2011, the Company recognized a net gain on its derivative instruments as outlined below:

	Three Months ended
	March 31,
(in thousands)	2012	2011

Foreign exchange contracts- change in fair value	$186	$560
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	214	28

Gain on derivative instruments, net	$400	$588

8.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $220,000 and $203,000 of pre-tax stock-based compensation expense for the three months ended March 31, 2012 and 2011, respectively, under the fair value method.  The Company granted 92,870 and 42,000 stock options in the three months ended March 31, 2012 and 2011, respectively.  The fair value of these options at grant date were $64,000 and $60,000, respectively.

9.	Long-Term Debt

At March 31, 2012 and December 31, 2011, the Company had no long-term debt.

Line of Credit

The Company has a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna Bank (“Susquehanna”).  The Company and its subsidiaries, GSE Power Systems, Inc., and GSE EnVision LLC, are jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 ½%.  The two-year agreement is to expire on November 1, 2013.

As collateral for the Company’s obligations, the Company granted a first lien and security interest in all of the assets of the Company, including but not limited to, accounts receivable, inventory, proceeds and products, intangibles, trademarks, patents, intellectual property, machinery and equipment.

Issuances of stand-by letters of credit and advances of working capital (collectively referred to as the “Advances”) require that the Company maintain a minimum cash balance of $3.0 million at all times (the "Cash Balance Requirement").  The Cash Balance Requirement will remain at the minimum amount as long as the Company’s quarterly consolidated net income (exclusive of gains and losses on derivative instruments and stock option expenses) as defined ("Net Income") remains positive and the Company is in compliance with the covenants.  If the Company’s quarterly Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contain certain restrictive covenants regarding future acquisitions, and incurrence of debt.  In addition, the credit agreements contained financial covenants with respect to the Company’s cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At March 31, 2012, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such the cash flow coverage ratio is not applicable at March 31, 2012.

As of
	Covenant	March 31, 2012

Minimum tangible capital base	Must Exceed $26.0 million	$32.1 million
Quick ratio	Must Exceed 2.00 : 1.00	2.72 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.59 : 1.00

As the Company’s Net Income and for the three months ended March 31, 2012 was positive, the Company is currently required to maintain cash balances of $3.0 million with Susquehanna.  At March 31, 2012, the Company had $635,000 in Advances, all of which consisted of outstanding stand-by letters of credit.

As of March 31, 2012, the Company was contingently liable for nine standby letters of credit and three surety bonds totaling $5.7 million which represent performance and bid bonds on nine contracts.  The Company has deposited the full value of five standby letters of credit in certificates of deposit ($3.9 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at March 31, 2012 as restricted cash.

10.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2011	$ 2,300
Warranty provision	317
Warranty claims	(141)
Currency adjustment	20
Balance at March 31, 2012	$ 2,496

11.	Income Taxes

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

The Company, through its acquisition of EnVision Systems Inc. ("EnVision") on January 4, 2011, recognized deferred tax liabilities of $1.0 million.  As a result of this acquisition, in accordance with ASC-805 Business Combinations, the Company reduced the valuation allowance on its U.S. net deferred tax assets and recognized the change in the valuation allowance ($1.0 million) through the income tax provision in the three months ended March 31, 2011.

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

The Company expects to pay income taxes in Sweden, India, China and England in 2012.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its U.S. and Scottish net deferred tax assets at March 31, 2012.

12.	Preferred Stock Rights

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

13.	Share Repurchase Plan

On March 21, 2011, the Board of Directors authorized the purchase of up to $3.0 million of the Company’s common stock in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.  During the three months ended March 31, 2012 the Company repurchased 162,387 shares at an aggregate cost of $303,000.  The Company did not repurchase any shares during the three months ended March 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GSE Systems, Inc. (“GSE Systems”, “GSE” or the “Company”) is a world leader in real-time high fidelity simulation.  The Company provides simulation and educational solutions and services to the nuclear and fossil electric utility industry, and the chemical and petrochemical industries.

GSE is the parent company of:
♦	GSE Power Systems, Inc., a Delaware corporation;
♦	GSE Power Systems, AB, a Swedish corporation;
♦	GSE Engineering Systems (Beijing) Co. Ltd., a Chinese limited liability company;
♦	GSE Systems, Ltd., a Scottish limited liability company;
♦	TAS Engineering Consultants Ltd., an English limited liability company;
♦	GSE EnVision, LLC, a New Jersey limited-liability company; and
♦	EnVision Systems (India) Pvt. Ltd., an Indian limited liability company.

The Company has a 49% minority interest in GSE-UNIS Simulation Technology Co., Ltd., a Chinese limited liability company and has a 10% minority interest in Emirates Simulation Academy, LLC, a United Arab Emirates limited liability company.  The Company has only one reportable segment.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects”, “intends”, “believes”, “may”, “will” and “anticipates” to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors of the Company’s 2011 Annual Report on Form 10-K and those other risks and uncertainties detailed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

General Business Environment

It has now been over one year since a 9.0 magnitude earthquake and subsequent tsunami occurred along the northeast coast of Japan which damaged the Fukushima Daiichi I Nuclear Power Plant, which is maintained by the Tokyo Electric Power Company (TEPCO).

Most countries with nuclear programs reacted to the Fukushima disaster by announcing the delay of new nuclear plants while they conducted reviews of their programs.  In February 2012, the U.S. Nuclear Regulatory Commission (NRC) voted to issue the first three new rules to deal with safety issues based on eight changes identified by the NRC’s Fukushima task force, with implementation expected by the end of 2016.  The rules, subject to review and commission action, will require all U.S. nuclear operators to develop plans to deal with extreme situations, such as earthquakes, floods and other natural disasters that could affect multiple reactors operating at a single site.  In addition, all plants would have to improve instrumentation in the pools used to store spent nuclear fuel and have to make changes to containment “vent” structures at plants similar in design to the Daiichi nuclear plant.

In early March 2012, the state-run China Daily cited Deputy Director of the Committee of Population, Resources and Environment of the Chinese People’s Political Consultative Conference National Committee, Wang Yuqing, as saying that the ban on the proposed new atomic energy plants that was put in place following the Fukushima disaster would soon be removed as a comprehensive plan on nuclear safety control has been submitted to the State Council.

In Japan, all of the country’s 54 commercial nuclear reactors have gone offline since the Fukushima disaster, with the last 2 units shutting down in May 2012.   The Japanese government has asked the plant operators to conduct stress tests: computer simulations designed to show how the reactors would hold up during a large natural disaster. In April, 2012, the Japanese nuclear regulators issued a list of 30 lessons from the Fukushima disaster.  Although the Japanese Prime Minister, Yoshihiko Noda, has called for restarting the plants as soon as possible, he has said that the reactors will not restart without the approval of local community leaders.  Many such local leaders have stated that the stress tests are not enough and want additional guidelines issued before the nuclear reactors are restarted.

Previous nuclear accidents have resulted in new regulations requiring additional operator training, higher fidelity models and new testing scenarios.  Accordingly, as evidenced by the new safety rules that the NRC has recently voted to issue, the comments in the China Daily, and the debate in Japan as to the need for new regulatory guidelines, it is likely that there will be additional governmental regulations requiring plant modifications and new testing scenarios that will result in the need for higher simulator fidelity, such as that designed and supplied by GSE.

GSE has developed PSA-HD™, an engineering-grade nuclear simulation solution that allows operations personnel to train for and develop responses to severe accident scenarios based on the operations of their specific facility.  PSA-HD utilizes MAAP 5.0 as the calculation engine, with GSE’s real-time executive and graphical interface to provide a dynamic, real-time solution for severe accident analysis.  MAAP 5.0 is an Electric Power Research Institute (EPRI) software program that performs severe accident analysis for nuclear power plants including assessments of core damage and radiological transport.  A valid license to MAAP 5.0 from EPRI is required to use MAAP 5.0 with PSA-HD.  PSA-HD’s real-time code can be integrated with a nuclear plant’s existing full-scope training simulator and is applicable to all current nuclear plant designs.  PSA-HD can be used to validate the utility’s severe accident management guidelines (SAMGs), demonstrate the safety of current plant designs to regulators and stakeholders, and identify potential issues with existing plant design that may require modification.  PSA-HD includes high-fidelity models of the plant’s reactor core, containment structures and spent fuel pool.  The models simulate severe accident conditions which mirror those that occurred at the Fukushima facility, such as the release of radioactive materials due to overheating of the core, exposure of the fuel rods in the spent fuel pool, and hydrogen build up in the containment building.

In order to meet the world’s growing energy needs, the growth of all forms of energy is critical.  Per the ExxonMobil 2012 the Outlook for Energy: A View to 2040, “By 2040 electricity generation will account for more than 40% of global energy consumption.  Oil will remain the most widely used fuel, but natural gas will grow fast enough to overtake coal for the number-two position.  For both oil and natural gas, an increasing share of global supply will come from unconventional sources, such as those from shale formations.  Demand for natural gas will rise by more than 60% through 2040.”  For more than three decades, GSE has leveraged the simulation capability that we initially developed for nuclear power for non-nuclear projects.  Globally we have delivered 121 fossil power plant simulators and 96 process industry simulators.  Our EnVision™ products include interactive multi-media tutorials and simulation models primarily for the petrochemical and oil & gas refining industries.  These products provide a foundation in process fundamentals, as well as plant operations and interaction.  GSE now has a tiered offering when it comes to simulation, as well as a large library of training content in multiple languages.

According to the U.S. Energy Information Administration, world energy consumption is forecasted to increase by 52% from 505 quadrillion BTU in 2008 to 770 quadrillion BTU in 2035.  New consumption means new production, which means new plants, new workers, and an enormous amount of training to provide a skilled workforce.  GSE recognized this growing need for energy industry training several years ago and began developing various training solutions leveraging the use of our simulation technology.  GSE created a 163 module, five-simulator training course that was sold to the Emirates Simulation Academy LLC, in the UAE, a training academy that was created by GSE and two other partners in 2007. The Company worked with the University of Strathclyde in Glasgow, Scotland to incorporate GSE’s simulation into the University’s degreed and industrial education programs.  GSE developed a 20-week “Nuclear Operator Jump Start Training Program” for Southern Nuclear Company in Augusta, GA utilizing the Company’s VPanel™ interactive visual training simulator.  The advantage of the VPanel™ simulator is its scalability and ease of configuration for both team and individual training, plant specific or cross training.  The VPanel™ allows customers to utilize their existing simulator load while bringing many full scope simulator capabilities directly into the classroom for a fraction of the cost.  The “Operator Jump Start” program helps customers screen and train new operator candidates.  This training program is designed to provide essential knowledge and skills to potential nuclear plant operators and to determine if candidates have the ability to successfully complete the customer’s own operator licensing programs.  The program includes instruction on fundamental sciences (including Generic Fundamentals Examinations “GFES”), plant components, systems, and operations.

 A compounding problem is facing the energy industry.  While experiencing rapid growth requiring new plants and new workers, the incumbent industry workforce is aging and facing dramatic turnover.  Per the Nuclear Energy Institute, as of 2008 nearly 38% of the U.S. nuclear power industry would be eligible to retire by 2013.  According to the Center for Energy Workforce Development, an estimated 46% of the current energy industry workforce may need to be replaced by 2015 due to attrition and retirement.  While the data is readily available in the nuclear industry because it is so heavily regulated, similar demographics exist in the fossil, oil & gas, chemical and petrochemical industries.  The impact of this pending workforce turnover has been somewhat delayed due to the recent global economic downturn which has forced many employees to postpone their retirements.  Accordingly, the Company anticipates that in the near future, a larger number of employees are likely to retire within a shorter time span and the need to find qualified employees to replace them will become an acute issue.

Except for some insightful early adopters, many companies tend to put off spending on training until their training needs become acute. Often it is viewed as a cost rather than an investment, and is often one of the first expenditures to be reduced during economic downturns. However, the statistics associated with new plant builds and the aging workforce are undeniable, and training will be required to supply the skilled employees that will be needed to staff the new plants and replace the retirees. Therefore, when the energy industry recognizes the need to train, they will want training that is faster and better than what is traditionally available. Additionally, they will have to consider the nature of the next generation workforce who has grown up with a computer and vast amounts of interactive multimedia. Standard classroom training will not provide the efficacy that will be needed nor satisfy the interest level of the new workforce.

In fact, according to the NTL Institute’s statistics on adult learner retention only 5% of information is retained from lecture, and only 10% from reading.  However, 75% retention is accomplished when learners practice by doing.  These statistics support GSE’s success with the Nuclear Operator Jump Start Training Program at Southern Nuclear Company, as our design combines traditional instructor-led classroom training with structured simulator exercises supporting the concepts learned.  This model is transportable globally to anywhere a new energy workforce is needed.

Case studies demonstrate that the inclusion of “serious gaming” technology such as immersive 3D environments can reduce training time and improve learning significantly.  In fact, the Royal Canadian Army was able to reduce the cost of training and increase the pass rate of students by incorporating gaming into the curriculum.  Due to the advancement of computer processing power and graphics technology, immersive commercially viable off-the-shelf 3D game engines are readily available.  Additionally, this style of learning also lends itself to the next generation workforce, and as such GSE is investing significantly in 3D visualization training products.  This investment comes in the form of strategic hires, investment in technology, and software product development.  Through development efforts already undertaken, GSE’s engineers have discovered how to link our industry-leading, high fidelity models to commercially off-the-shelf game engines.  This enables us to make the invisible visible, for example seeing the inside of an operating reactor, steam generator, or turbine generator.  Blending the learning strategy by incorporating 3D visualization interfacing high fidelity real time simulation models will allow GSE to provide the energy industry with better, faster, less costly training ideally suited for the next generation workforce, which we have branded as ACTIV-3Di.  We received our first 3D visualization orders in 2011 and will incurred modest revenue from 3D visualization training products in 2012.  However, we anticipate 3D visualization training product revenues to scale dramatically over the coming years.

Besides new employees, the dramatic increase in energy demand world-wide over the next 30 years will require new plants of all sources, too.  Obviously, these new plants will need to be engineered and designed prior to construction, and GSE’s modeling tools are being used more and more to verify and validate control system design and overall plant designs.  Finding design errors during engineering rather than construction allows plant startup to occur sooner saving countless dollars and allowing revenue generation sooner.  GSE is developing new design solutions leveraging our high fidelity simulation models to improve and streamline the plant engineering process.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended March 31,
	2012	%	2011	%
Contract revenue	$13,389	100.0%	$12,322	100.0%
Cost of revenue	9,470	70.7%	8,847	71.8%

Gross profit	3,919	29.3%	3,475	28.2%
Operating expenses:
Selling, general and administrative	3,486	26.1%	3,420	27.8%
Depreciation	137	1.0%	125	1.0%
Amortization of definited-lived intangible assets	78	0.6%	217	1.8%
Total operating expenses	3,701	27.7%	3,762	30.6%

Operating income (loss)	218	1.6%	(287)	(2.4)%

Interest income, net	51	0.4%	33	0.3%
Gain on derivative instruments, net	400	3.0%	588	4.8%
Other income, net	86	0.6%	65	0.5%

Income before income taxes	755	5.6%	399	3.2%

Provision (benefit) for income taxes	225	1.6%	(614)	(5.0)%

Net income	$530	4.0%	$1,013	8.2%

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

A summary of the Company’s significant accounting policies as of December 31, 2011 is included in Note 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Certain of our accounting policies require higher degrees of judgment than others in their application.  These include revenue recognition on long-term contracts, capitalization of computer software development costs, and deferred income tax valuation allowances.  These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations - Three Months ended March 31, 2012 versus Three Months ended March 31, 2011

Contract Revenue.  Total contract revenue for the quarter ended March 31, 2012 totaled $13.4 million, which was 8.7% greater than the $12.3 million total revenue for the quarter ended March 31, 2011.  The Company recorded total orders of $17.8 million in the three months ended March 31, 2012 versus $10.5 million for the three months ended March 31, 2011.  The increase in revenue is primarily due to additional revenue generated from the Company's fossil fuel simulation projects.  Fossil fuel simulation revenue increased 30% from $2.4 million for the three months ended March 31, 2011 to $3.1 million for the three months ended March 31, 2012.  Revenue related to the $26.8 million full scope simulator and digital control system order from a Slovak utility was $1.1 million or (8.0% of revenue) and $1.7 million or (14.2% of revenue) for the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, the Company’s backlog was $56.5 million, of which $4.7 million related to the Slovakia contract.  The backlog increased 9.6% from December 31, 2011 when the Company’s backlog totaled $51.5 million.

Gross Profit.  Gross profit totaled $3.9 million for the quarter ended March 31, 2012 versus $3.5 million for the same quarter in 2011.  As a percentage of revenue, gross profit increased from 28.2% for the three months ended March 31, 2011 to 29.3% for the three months ended March 31, 2012.  The decrease in revenue on the Slovakia contract, which has an overall gross profit lower than the Company’s normal gross profits, along with an increase in revenue from our core business have contributed to the increase in gross profit for the three months ended March 31, 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $3.5 million in the quarter ended March 31, 2012, a 2% increase from the $3.4 million for the same period in 2011.  The increase reflects the following spending variances:

♦
Business development and marketing costs increased from $1.0 million in the first quarter 2011 to $1.2 million in the first quarter of 2012.  Bidding and proposal costs, which are the costs of operations personnel assisting with the preparation of contract proposals, increased by $78,000 in the first quarter 2012 to $475,000 as compared to the first quarter 2011.  The Company hired an additional business development resource in in the United States during the fourth quarter 2011 and hired an additional business development resource in Europe during the first quarter 2012.

♦
The Company’s general and administrative expenses (“G&A”) were $1.4 million for the three months ended March 31, 2012 as compared to $1.9 million for the three months ended March 31, 2011. The decrease is primarily attributable to the following:

o	In the first quarter of 2011, the Company incurred $204,000 of acquisition related expenses, primarily composed of legal, audit, and due diligence expenses.
o
The change in the fair value of contingent consideration (accretion expense) related to the TAS and EnVision acquisitions totaled $45,000 for the three months ended March 31, 2012 versus $146,000 for the three months ended March 31, 2011.

o	TAS incurred $131,000 and $197,000 of G&A expenses for the three months ended March 31, 2012 and 2011, respectively.

♦
Gross spending on software product development (“development”) expenses for the three months ended March 31, 2012 totaled $670,000 as compared to $343,000 for the three months ended March 31, 2011.  The Company capitalized $269,000 for the three months ended March 31, 2012 and $180,000 for the same period in 2011.  Net development spending increased from $163,000 for the three months ended March 31, 2011 to $401,000 for the three months ended March 31, 2012.

o
The Company created a 3D visualization team in January 2011 to develop 3D technology to add to our training programs.  The Company incurred $47,000 and $114,000 of costs related to this effort as headcount increased from one to seven in the three months ended March 31, 2011 and 2012, respectively.

o
Spending on other software product development totaled $556,000 for the three months ended March 31, 2012.  For the three months ended March 31, 2011, development expense totaled $296,000.  The Company’s development expenses were mainly related to advancements of new configuration management system which is a central data warehouse that supports various forms of data on a simulator, as well as development of a new product, PSA-HDTM, which is used to train operators and power plant personnel on the sequence of events during severe accident conditions.

Depreciation.  Depreciation expense totaled $137,000 and $125,000 during the quarters ended March 31, 2012 and 2011, respectively.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $78,000 and $217,000 for the quarters ended March 31, 2012 and 2011, respectively.  The Company recorded intangible assets of $1.5 million in conjunction with the EnVision acquisition which included the following:

♦	Contractual customer relationships acquired totaled $438,000 and are being amortized in proportion to the projected revenue streams of the related contracts over three years.
♦	Non-contractual customer relationships acquired totaled $433,000 and are being amortized in proportion to the projected revenue streams of the related relationships over eight years.
♦	Developed technology acquired totaled $471,000 and is being amortized on a straight line method over an eight year period.
♦	In process research and development acquired totaled $152,000 and is being amortized over eight years in proportion to the projected revenue streams of the related in-process research and development.
♦	Domain names and other marketing related intangibles acquired totaled $15,000 and are being amortized on a straight line method over an estimated useful life of three years.

Operating Income (loss).  The Company had operating income of $218,000 (1.6% of revenue) in the first quarter 2012, as compared with an operating loss of $287,000 (-2.4% of revenue) for the same period in 2011.  The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $51,000 and $33,000 for the three months ended March 31, 2012 and 2011, respectively.

Gain on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of March 31, 2012, the Company had foreign exchange contracts outstanding of approximately 2.4 million Pounds Sterling, 13.7 million Euro, and 378.6 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company has not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $186,000 for the three months ended March 31, 2012.

At March 31, 2011, the Company had foreign exchange contracts for sale of approximately 2.6 million Pounds Sterling, 14.6 million Euro and 763.8 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and had recognized a gain on the change in the estimated fair value of the contracts of $560,000 for the three months ended March 31, 2011.

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three months ended March 31, 2012, the Company recognized a gain of $214,000, from the remeasurement of such contract receivables and billings in excess of revenue earned.  For the same periods in 2011, the Company recognized a $28,000 gain.

Other Income, net.  For the three Months ended March 31, 2012, other income, net was $86,000.  For the three months ended March 31, 2011, other income, net was $65,000.  The major components of other income, net included the following items:

♦
For the three months ended March 31, 2012 and 2011, the Company recognized a gain of $62,000 and $35,000, respectively, relating to its pro rata share of operating results from GSE-UNIS Simulation Technology Co., Ltd.

♦	The Company had other miscellaneous income for the three months ended March 31, 2012 of $24,000. For the three months ended March 31, 2011, other miscellaneous income amounted to $30,000.

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

The Company, through its acquisition of EnVision on January 4, 2011, recognized deferred tax liabilities of $1.0 million.  As a result of this acquisition, in accordance with ASC-805 Business Combinations, the Company reduced the valuation allowance on its U.S. net deferred tax assets and recognized the change in the valuation allowance ($1.0 million) through the income tax provision in the three months ended March 31, 2011.

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

The Company expects to pay income taxes in Sweden, India, China and England in 2012.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its U.S. and Scottish net deferred tax assets at March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2012, the Company’s cash and cash equivalents totaled $17.2 million compared to $20.3 million at December 31, 2011.

Cash used in operating activities.  For the three months ended March 31, 2012, net cash used in operations totaled $2.5 million.  Significant changes in the Company’s assets and liabilities in the three months ended March 31, 2012 included:
♦
A $2.5 million increase in the Company’s contract receivables.  The Company’s trade receivables, net of the allowance for doubtful accounts, increased from $8.1 million at December 31, 2011 to $12.8 million at March 31, 2012.  At March 31, 2012, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $1.2 million versus $278,000 at December 31, 2011.  The Company’s unbilled receivables decreased by approximately $2.0 million to $10.2 million at March 31, 2012.  The decrease in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.  In April 2011, the Company invoiced $1.3 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

♦
A $1.0 million decrease in accounts payable, accrued compensation and accrued expenses.  The decrease is due to the timing of payments made by the Company to vendors and subcontractors, as well as payments made to employees and management for bonuses and excess vacation payouts during the three months ended March 31, 2012.

Net cash provided by operations for the three months ended March 31, 2011, totaled $3.0 million.  Significant changes in the Company’s assets and liabilities in the three months ended March 31, 2011 included:
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

♦	A $648,000 decrease in billings in excess of revenue earned. The decrease was due to the timing of the contracted billing milestones of the Company’s projects..

Cash used in investing activities.  Net cash used in investing activities totaled $785,000 for the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Company made its final equity contribution of $469,000 to GSE-UNIS Simulation Technology Co., Ltd. (“GSE-UNIS”).  GSE-UNIS is 51% owned by Beijing UNIS Investment Co., Ltd. and 49% owned by GSE.

Capital expenditures totaled $350,000 and capitalized software development costs totaled $269,000. Cash provided by the release of cash as collateral under letters of credit totaled $305,000 for the three months ended March 31, 2012.

Net cash used in investing activities totaled $4.4 million for the three months ended March 31, 2011.  The increase was primarily the result of Bank of America’s amendments to the Company’s revolving credit agreements effective March 14, 2011, which required the Company to cash collateralize all existing and future letters of credit.  At March 31, 2011 the Company had cash collateralized $3.7 million of standby letters of credit. This balance represented a $3.5 million increase from December 31, 2010.

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

Cash provided by (used in) financing activities.  Net cash used in financing activities totaled $93,000 for the three months ended March 31, 2012.  The Company repurchased 162,387 shares of the Company’s common stock at an aggregate cost of $303,000 for the three months ended March 31, 2012.  Proceeds from the issuance of common stock for the three months ended March 31, 2012 totaled $210,000.  For the three months ended March 31, 2011, net cash provided by financing activities totaled $92,000 from the issuance of common stock.

At March 31, 2012, the Company had cash and cash equivalents of $17.2 million.  Based on the Company’s forecasted expenditures and cash flow, the Company believes that it will generate sufficient cash through its normal operations to meet its liquidity and working capital needs for the next twelve months.

Credit Facilities

The Company has a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna.  The Company and its subsidiaries, GSE Power Systems, Inc., and GSE EnVision LLC, are jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 ½%.  The two-year agreement is to expire on November 1, 2013.

As collateral for the Company’s obligations, the Company granted a first lien and security interest in all of the assets of the Company, including but not limited to, accounts receivable, inventory, proceeds and products, intangibles, trademarks, patents, intellectual property, machinery and equipment.

Issuances of stand-by letters of credit and advances of working capital (collectively referred to as the “Advances”) require that the Company maintain a minimum cash balance of $3.0 million at all times (the "Cash Balance Requirement").  The Cash Balance Requirement will remain at the minimum amount as long as the Company’s quarterly consolidated net income (exclusive of gains and losses on derivative instruments and stock option expenses) as defined ("Net Income") remains positive and the Company is in compliance with the covenants.  If the Company’s quarterly Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contained certain restrictive covenants regarding future acquisitions, and incurrence of debt.  In addition, the credit agreements contained financial covenants with respect to the Company’s cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At March 31, 2012, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such the cash flow coverage ratio is not applicable at March 31, 2012.

As of
	Covenant	March 31, 2012

Minimum tangible capital base	Must Exceed $26.0 million	$32.1 million
Quick ratio	Must Exceed 2.00 : 1.00	2.72: 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.59: 1.00

As the Company’s Net Income and for the three months ended March 31, 2012 is positive, the Company is currently required to maintain cash balances of $3.0 million with Susquehanna.  At March 31, 2012, the Company had $635,000 in Advances, all of which consisted of outstanding stand-by letters of credit.

As of March 31, 2012, the Company was contingently liable for nine standby letters of credit and three surety bonds totaling $5.7 million which represent performance and bid bonds on nine contracts.  The Company has deposited the full value of five standby letters of credit in certificates of deposit ($3.9 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at March 31, 2012 as restricted cash.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates.  The Company’s exposure to foreign exchange rate fluctuations arises in part from customer contracts that are denominated in currencies other than the Company's functional currency as well as from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

As of March 31, 2012, the Company had foreign exchange contracts outstanding of approximately 2.4 million Pounds Sterling, 13.7 million Euro, and 378.6 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $186,000 for the three months ended March 31, 2012.  A 10% fluctuation in the foreign currency exchange rates up or down as of March 31, 2012 would have increased/decreased the change in the estimated fair value of the contracts by $18,600.

As of March 31, 2011, the Company had foreign exchange contracts for sale of approximately 2.6 million Pounds Sterling, 14.6 million Euro and 763.8 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and recognized a gain on the change in the estimated fair value of the contracts of $560,000 for the three months ended March 31, 2011.

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of March 31, 2012 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q. Based on that evaluation, the Company’s CEO and CFO have concluded that as of March 31, 2012 the Company’s disclosure controls and procedures were effective.

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

In 2009, the Company entered into a contract with Slovenské elektrárne, a.s. (“SE”) to provide a full scope simulator for a two unit reactor plant in Slovakia.  To date, the Company has recognized $22.0 million of revenue under the terms of the contract.  In September 2011, the Company received a $3.0 million change order for this contract which increased its total contractual value to $26.8 million.  $2.1 million of the $3.0 million change order related to compensation provided by SE to the Company for a nine and half month delay caused by SE.

In November and December 2011 and January 2012, SE notified the Company of various alleged breaches of the contract.  In the notification, SE claimed a contractual penalty for delay in the amount of $1.0 million related to the Company’s failure to complete Factory Acceptance Testing (“FAT”) for the simulator and unspecified potential damages for other alleged breaches of the contract.

Based upon the schedule for the completion of FAT contained in the contract, which currently does not take into account the acknowledged nine and a half month delay caused by SE, the Company does not believe that it is responsible for the delay in FAT completion.  After engaging in discussions with SE, the Company formally responded to all of the claims in January 2012.  In March 2012, the Company completed a modified FAT.

In May 2012, SE notified the Company of its decision to suspend work under the contract due to changes in the Slovakian regulation requiring SE to redesign certain aspects of the plant.  SE has requested that the Company provide a proposal to SE covering the cost of (i) demobilization and mobilization of GSE’s project team and the monthly suspension costs and (ii) reduction of GSE’s project team and the costs related thereto.  The reduced team would provide support services to SE during the project suspension.

The Company and SE are currently discussing a resolution of all of their outstanding issues, including the Company’s support of the project during the suspension period, and other hardware and software changes that SE would like to incorporate into the final simulator.  At March 31, 2012, the Company has a $5.6 million outstanding invoice included in accounts receivable, $360,000 of recoverable costs and accrued profit not billed, and a $2.9 million performance bond in place to secure completion of the contract.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s share repurchase activity for the three months ended March 31, 2012:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1 - January 31	68,684	$ 1.87	893,058	$ 1,222,521
February 1 - February 29	59,878	$ 1.89	952,936	$ 1,109,569
March 1 - March 31	33,825	$ 1.81	986,761	$ 1,048,231

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

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

Date:  May 15, 2012
GSE SYSTEMS, INC.

/S/ JAMES A. EBERLE
James A. Eberle
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)