Form 10-Q
period 2012-06-30
GSE SYSTEMS INC
filed 2012-08-13
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2012.
or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from            to          .

Commission File Number:  001-14785

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

1332 Londontown Blvd., Suite 200, Sykesville, MD 21784
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 970-7800

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

There were 18,402,131 shares of common stock, with a par value of $.01 per share outstanding as of August 10, 2012.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	Unaudited
	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$12,266	$20,326
Restricted cash	3,951	3,505
Contract receivables, net	26,092	20,356
Prepaid expenses and other current assets	2,508	3,733
Total current assets	44,817	47,920

Equipment and leasehold improvements	5,948	5,206
Accumulated depreciation	(4,330)	(4,105)
Equipment and leasehold improvements, net	1,618	1,101

Software development costs, net	2,055	1,815
Goodwill	4,471	4,462
Intangible assets, net	1,055	1,207
Long-term restricted cash	1,870	897
Other assets	2,015	1,413
Total assets	$57,901	$58,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,442	$4,077
Accrued expenses	1,509	1,581
Accrued compensation and payroll taxes	2,266	2,754
Billings in excess of revenue earned	4,429	5,261
Accrued warranty	2,463	2,300
Other current liabilities	2,066	1,707
Total current liabilities	17,175	17,680

Other liabilities	1,041	2,352
Total liabilities	18,216	20,032
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and outstanding none in 2012 and 2011	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued 19,388,892 in 2012 and 19,254,681 in 2011	194	193
Additional paid-in capital	70,834	70,167
Accumulated deficit	(28,375)	(29,063)
Accumulated other comprehensive loss	(1,016)	(865)
Treasury stock at cost, 986,761 shares in 2012, 824,374 in 2011	(1,952)	(1,649)
Total stockholders' equity	39,685	38,783
Total liabilities and stockholders' equity	$57,901	$58,815
The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011

Contract revenue	$13,183	$11,257	$26,572	$23,579

Cost of revenue	8,713	7,500	18,183	16,347
Gross profit	4,470	3,757	8,389	7,232

Operating expenses:
Selling, general and administrative	3,694	3,198	7,180	6,618
Depreciation	138	103	275	228
Amortization of definite-lived intangible assets	78	208	156	425
Total operating expenses	3,910	3,509	7,611	7,271

Operating income (loss)	560	248	778	(39)

Interest income, net	34	29	85	62
Gain (loss) on derivative instruments, net	(384)	(410)	16	178
Other income (expense), net	93	(26)	179	39
Income (loss) before income taxes	303	(159)	1,058	240

Provision (benefit) for income taxes	145	85	370	(529)
Net income (loss)	$158	$(244)	$688	$769

Basic income (loss) per common share	$0.01	$(0.01)	$0.04	$0.04

Diluted income (loss) per common share	$0.01	$(0.01)	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss)	$158	$(244)	$688	$769

Foreign currency translation adjustment	(367)	(66)	(151)	316

Comprehensive income (loss)	$(209)	$(310)	$537	$1,085

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

					Accumulated
	Common		Additional		Other	Treasury
	Stock		Paid-in	Accumulated	Comprehensive	Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2011	19,255	$193	$70,167	$(29,063)	$(865)	(824)	$(1,649)	$38,783
Stock-based compensation expense	-	-	447	-	-	-	-	447
Common stock issued for options exercised	134	1	220	-	-	-	-	221
Foreign currency translation adjustment	-	-	-	-	(151)	-	-	(151)
Treasury stock at cost	-	-	-	-	-	(163)	(303)	(303)
Net income	-	-	-	688	-	-	-	688
Balance, June 30, 2012	19,389	$194	$70,834	$(28,375)	$(1,016)	(987)	$(1,952)	$39,685

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$688	$769
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	275	228
Amortization of definite-lived intangible assets	156	425
Capitalized software amortization	368	394
Amortization of deferred financing costs	6	-
Change in fair value of contingent consideration	143	284
Stock-based compensation expense	447	386
Equity (gain) loss on investment in GSE-UNIS Simulation Technology Co. Ltd.	(134)	25
Gain on derivative instruments	(16)	(178)
Changes in assets and liabilities:
Contract receivables	(5,865)	(685)
Prepaid expenses and other assets	1,323	(466)
Accounts payable, accrued compensation and accrued expenses	(204)	(2,079)
Billings in excess of revenue earned	(838)	3
Accrued warranty reserves	163	220
Other liabilities	(303)	(889)
Net cash used in operating activities	(3,791)	(1,563)

Cash flows from investing activities:
Capital expenditures	(779)	(329)
Capitalized software development costs	(608)	(386)
Investment in GSE-UNIS Simulation Technology Co. Ltd.	(469)	(456)
Acquisitions, net of cash acquired	-	(830)
Restrictions of cash as collateral under letters of credit	(1,734)	(4,939)
Releases of cash as collateral under letters of credit	315	587
Drawdown of cash collateral on Emirates Simulation Academy, LLC line of credit	-	(79)
Net cash used in investing activities	(3,275)	(6,432)

Cash flows from financing activities:
Proceeds from issuance of common stock	221	119
Payments of the liability-classified contingent consideration arrangements	(806)	-
Treasury stock purchases	(303)	(336)
Net cash used in financing activities	(888)	(217)

Effect of exchange rate changes on cash	(106)	269
Net decrease in cash and cash equivalents	(8,060)	(7,943)
Cash and cash equivalents at beginning of year	20,326	26,577
Cash and cash equivalents at end of period	$12,266	$18,634

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2012 and 2011
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

The following customers have provided more than 10% of the Company’s consolidated revenue for the indicated periods:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011
Slovenské elektrárne, a.s.	4.2%	10.1%	6.1%	12.3%
KSG Kraftwerks-Simulator-GmbH	2.6%	11.4%	4.4%	9.1%

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

(in thousands, except for share amounts)	Three Months ended		Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$158	$(244)	$688	$769

Denominator:
Weighted-average shares outstanding for basic earnings per share	18,391,988	19,213,931	18,398,790	19,213,886

Effect of dilutive securities:
Employee stock options	97,702	-	96,903	242,179
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	18,489,690	19,213,931	18,495,693	19,456,065

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	2,816,873	1,698,596	2,756,624	1,544,504

4.	Contract Receivables

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

(in thousands)	June 30,	December 31,
	2012	2011

Billed receivables	$14,810	$8,258
Recoverable costs and accrued profit not billed	11,418	12,234
Allowance for doubtful accounts	(136)	(136)
Total contract receivables, net	$26,092	$20,356

Recoverable costs and accrued profit not billed totaled $11.4 million and $12.2 million as of June 30, 2012 and December 31, 2011, respectively.  During July 2012, the Company invoiced $3.2 million of the unbilled amounts; the balance of the June 30, 2012 unbilled amounts is expected to be invoiced and collected within one year.

The following customers account for more than 10% of the Company’s consolidated contract receivables for the indicated periods:

	June 30,	December 31,
	2012	2011
Slovenské elektrárne, a.s.	24.8%	24.2%
Genden Information System Co.	12.2%	2.2%

In May 2012, SE notified the Company of its decision to suspend work under the contract due to changes in the Slovakian regulation requiring SE to redesign certain aspects of the plant.  The Company and SE are currently discussing amendments to the existing contract addressing (i) additional scope of work for the Company, (ii) timing of payment of outstanding receivables, (iii) costs related to suspension of the contract and its restart,  (iv) the Company’s continued support of the project during the suspension period and (v) withdrawal of  SE outstanding claims.  At June 30, 2012, the Company had a $5.6 million outstanding invoice included in accounts receivable, $819,000 of recoverable costs and accrued profit not billed, and a $2.9 million performance bond in place to secure completion of the contract. See also Item 1A – Risks related to contract with Slovenske elektrarne, a.s.

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

Software development costs capitalized were $339,000 and $608,000 for the three and six months ended June 30, 2012, respectively, and $207,000 and $386,000 for the three and six months ended June 30, 2011, respectively.  Total amortization expense was $168,000 and $368,000 for the three and six months ended June 30, 2012, respectively, and $203,000 and $394,000 for the three and six months ended June 30, 2011, respectively.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2012 and December 31, 2011 based upon the short-term nature of the assets and liabilities.  The Company values goodwill, intangible assets, and contingent consideration using significant inputs which are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting.

The following table presents assets and liabilities measured at fair value at June 30, 2012:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$5,834	$-	$-	$5,834
Certificates of deposit	6,602	-	-	6,602
Foreign exchange contracts	-	676	-	676

Total assets	$12,436	$676	$-	$13,112

Foreign exchange contracts	$-	$(425)	$-	$(425)

Total liabilities	$-	$(425)	$-	$(425)

The following table presents assets and liabilities measured at fair value at December 31, 2011:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$8,163	$-	$-	$8,163
Certificates of deposit	5,976	-	-	5,976
Foreign exchange contracts	-	483	-	483

Total assets	$14,139	$483	$-	$14,622

Foreign exchange contracts	$-	$(314)	$-	$(314)

Total liabilities	$-	$(314)	$-	$(314)

7.	Derivative Instruments

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

As of June 30, 2012, the Company had foreign exchange contracts outstanding of approximately 1.1 million Pounds Sterling, 16.3 million Euro, and 359.1 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  At December 31, 2011, the Company had contracts outstanding of approximately 3.1 million Pounds Sterling, 12.0 million Euro, and 383.5 million Japanese Yen at fixed rates.  The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	June 30,	December 31,
(in thousands)	2012	2011

Asset derivatives
Prepaid expenses and other current assets	$655	$393
Other assets	21	90
	676	483
Liability derivatives
Other current liabilities	(304)	(258)
Other liabilities	(121)	(56)
	(425)	(314)

Net fair value	$251	$169

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

For the three and six months ended June 30, 2012 and 2011, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three Months ended		Six Months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Foreign exchange contracts- change in fair value	$(93)	$(716)	$93	$(155)
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	(291)	306	(77)	333

Gain (loss) on derivative instruments, net	$(384)	$(410)	$16	$178

8.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $227,000 and $183,000 of stock-based compensation expense for the three months ended June 30, 2012 and 2011, respectively, under the fair value method and recognized $447,000 and $386,000 of stock-based compensation expense for the six months ended June 30, 2012 and 2011, respectively.  The Company granted 60,000 and 152,870 stock options for the three and six months ended June 30, 2012, respectively.  The fair values of these options at the grant date were $81,000 and $145,000, respectively.  The Company granted 0 and 42,000 stock options for the three and six months ended June 30, 2011, respectively.  The fair value of the options granted during the six months ended June 30, 2011 was $60,000.

9.	Long-Term Debt

At June 30, 2012 and December 31, 2011, the Company had no long-term debt.

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

Issuances of stand-by letters of credit and advances of working capital (collectively referred to as the “Advances”) require that the Company maintain a minimum cash balance of $3.0 million at all times (the “Cash Balance Requirement”).  The Cash Balance Requirement will remain at the minimum amount as long as the Company’s quarterly net income (exclusive of gains and losses on derivative instruments and stock option expenses) as defined ("Net Income”) remains positive and the Company is in compliance with the covenants.  If the Company’s quarterly consolidated Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contained certain restrictive covenants regarding future acquisitions, and incurrence of debt.  In addition, the credit agreements contain financial covenants with respect to the Company’s cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At June 30, 2012, the Company had not made any borrowings for over one year.  As such, the cash flow coverage ratio is not applicable at June 30, 2012.

As of
	Covenant	June 30, 2012

Minimum tangible capital base	Must Exceed $26.0 million	$32.1 million
Quick ratio	Must Exceed 2.00 : 1.00	2.61 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.57 : 1.00

As the Company’s Net Income for the six months ended June 30, 2012 was positive and the Company  is in compliance with its covenants, the Company is currently required to maintain the minimum cash balance of $3.0 million with Susquehanna.  At June 30, 2012, the Company had $323,000 in Advances, all of which consisted of outstanding stand-by letters of credit.

As of June 30, 2012, the Company was contingently liable for fourteen standby letters of credit and four surety bonds totaling $8.0 million which represent performance and bid bonds on eleven contracts.  The Company has deposited the full value of eleven standby letters of credit in certificates of deposit and escrow accounting ($5.8 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at June 30, 2012 as restricted cash.

10.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2011	$2,300
Warranty provision	613
Warranty claims	(437)
Currency adjustment	(13)
Balance at June 30, 2012	$2,463

11.	Income Taxes

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

The Company, through its acquisition of EnVision Systems Inc. (“EnVision”) on January 4, 2011, recognized deferred tax liabilities of $1.0 million.  As a result of this acquisition, in accordance with ASC-805 Business Combinations, the Company reduced the valuation allowance on its U.S. net deferred tax assets and recognized the change in the valuation allowance ($1.0 million) through the income tax provision in the three months ended June 30, 2011.

The Company, through its acquisition of EnVision on January 4, 2011, also recorded $320,000 of unrecognized tax benefits as well as a receivable from the EnVision shareholders for the same amount as indemnity for this tax position.  During 2011, the Company also recorded $126,000 of unrecognized tax benefits in 2011 for certain foreign tax contingencies.  During the six months ended June 30, 2012, the Company recorded $29,000 of unrecognized tax benefits for certain foreign tax contingencies.  The Company records interest and penalties associated with uncertain tax positions as a component of income tax expense.  The Company does not expect any material changes to its uncertain tax positions in the next twelve months.

The Company expects to pay income taxes in Sweden, India, and China in 2012.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its U.S. net deferred tax assets at June 30, 2012.

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

On March 21, 2011, the Board of Directors authorized the purchase of up to $3.0 million of the Company’s common stock in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.  During the three and six months ended June 30, 2012 the Company repurchased 0 and 162,387 shares at an aggregate cost of $0 and $303,000, respectively.  During the six months ended June 30, 2011 the Company repurchased 150,881 shares at an aggregate cost of $336,000.

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

The Company has a 49% minority interest in GSE-UNIS Simulation Technology Co., Ltd., a Chinese limited liability company, and has a 10% minority interest in Emirates Simulation Academy, LLC, a United Arab Emirates limited liability company.  The Company has only one reportable segment.

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

General Business Environment

It has been over one year since a 9.0 magnitude earthquake and subsequent tsunami occurred along the northeast coast of Japan which damaged the Fukushima Daiichi I Nuclear Power Plant, which is maintained by the Tokyo Electric Power Company (TEPCO).

Most countries with nuclear programs reacted to the Fukushima disaster by announcing the delay of new nuclear plants while they conducted reviews of their programs.  On March 9, 2012, the U.S. Nuclear Regulatory Commission (NRC) approved the first three new regulatory requirements to deal with safety issues based on eight changes identified by the NRC’s Fukushima task force, with implementation required by the end of 2016.  The three orders require safety enhancements of operating reactors, construction permit holders, and combined license holders.  These orders require nuclear power plants to implement safety enhancements related to (1) mitigation strategies to respond to extreme natural events resulting in the loss of power at plants, (2) ensuring reliable hardened containment vents, and (3) enhancing spent fuel pool instrumentation.  In addition, the NRC requested each reactor reevaluate the seismic and flooding hazards at their site using present-day methods and information.

On May 31, 2012, the State Council, China’s Cabinet, approved a nuclear safety plan for 2011-2015 following a nine month safety inspection of China’s 41 nuclear power plants, which are either operating or under construction.  The inspection reportedly showed that most of China’s nuclear power stations meet both Chinese and International Atomic Energy Agency standards.  According to the Council’s statements, the main issues have been for some nuclear power plants to meet new standards on flood protection and for some research reactors to meet new earthquake requirements.  Some power plants must also develop better procedures for severe accident prevention and mitigation.  Although the Chinese government has not made a decision on when to start approving new nuclear plant projects, there are signs that the decision may come soon.  China National Nuclear Power, the biggest nuclear power developer in the country, announced plans to raise money for projects worth more than $27 billion through what could be one of the biggest initial public offerings in China and the first for a nuclear power company.  The Ministry of Environmental Protection has approved the IPO plan, which must still be submitted to the China Securities Regulatory Commission for approval.

In Japan, all of the country’s 54 commercial nuclear reactors had gone offline since the Fukushima disaster.  The Japanese government has asked the plant operators to conduct stress tests: computer simulations designed to show how the reactors would hold up during a large natural disaster. In April, 2012, the Japanese nuclear regulators issued a list of 30 lessons from the Fukushima disaster.  Although the Japanese Prime Minister, Yoshihiko Noda, has called for restarting the plants as soon as possible, he has said that the reactors will not restart without the approval of local community leaders.  Many such local leaders have stated that the stress tests are not enough and want additional guidelines issued before the nuclear reactors are restarted.  However, on July 1, 2012, Japan restarted the reactor No. 3 at Ohi nuclear power plant.

Previous nuclear accidents have resulted in new regulations requiring additional operator training, higher fidelity models and new testing scenarios.  Accordingly, as evidenced by the new safety rules that the NRC has recently issued, the Chinese State Council’s Saftey Plan , and the debate in Japan as to the need for new regulatory guidelines, it is likely that there will be additional governmental regulations requiring plant modifications and new testing scenarios that will result in the need for higher simulator fidelity, such as that designed and supplied by GSE.

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

Case studies demonstrate that the inclusion of “serious gaming” technology such as immersive 3D environments can reduce training time and improve learning significantly.  In fact, the Royal Canadian Army was able to reduce the cost of training and increase the pass rate of students by incorporating gaming into the curriculum.  Due to the advancement of computer processing power and graphics technology, immersive commercially viable off-the-shelf 3D game engines are readily available.  Additionally, this style of learning also lends itself to the next generation workforce, and as such GSE is investing significantly in 3D visualization training products.  This investment comes in the form of strategic hires, investment in technology, and software product development.  Through development efforts already undertaken, GSE’s engineers have discovered how to link our industry-leading, high fidelity models to commercially off-the-shelf game engines.  This enables us to make the invisible visible, for example seeing the inside of an operating reactor, steam generator, or turbine generator.  Blending the learning strategy by incorporating 3D visualization interfacing high fidelity real time simulation models will allow GSE to provide the energy industry with better, faster, less costly training ideally suited for the next generation workforce, which we have branded as ACTIV-3Di.  We received our first 3D visualization orders in 2011 and will recognize modest revenue from 3D visualization training products in 2012.  However, we anticipate 3D visualization training product revenues to scale dramatically over the coming years.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended June 30,				Six Months ended June 30,
	2012	%	2011	%	2012	%	2011	%
Contract revenue	$ 13,183	100.0%	$ 11,257	100.0%	$ 26,572	100.0%	$ 23,579	100.0%
Cost of revenue	8,713	66.1%	7,500	66.6%	18,183	68.4%	16,347	69.3%

Gross profit	4,470	33.9%	3,757	33.4%	8,389	31.6%	7,232	30.7%
Operating expenses:
Selling, general and administrative	3,694	28.1%	3,198	28.5%	7,180	27.1%	6,618	28.0%
Depreciation	138	1.0%	103	0.9%	275	1.0%	228	1.0%
Amortization of definited-lived intangible assets	78	0.6%	208	1.8%	156	0.6%	425	1.8%
Total operating expenses	3,910	29.7%	3,509	31.2%	7,611	28.7%	7,271	30.8%

Operating income (loss)	560	4.2%	248	2.2%	778	2.9%	(39)	(0.1)%

Interest income, net	34	0.3%	29	0.2%	85	0.3%	62	0.2%
Gain (loss) on derivative instruments, net	(384)	(2.9)%	(410)	(3.6)%	16	0.1%	178	0.8%
Other income (expense), net	93	0.7%	(26)	(0.2)%	179	0.7%	39	0.2%

Income (loss) before income taxes	303	2.3%	(159)	(1.4)%	1,058	4.0%	240	1.1%

Provision (benefit) for income taxes	145	1.1%	85	0.8%	370	1.4%	(529)	(2.2)%

Net income (loss)	$ 158	1.2%	$ (244)	(2.2)%	$ 688	2.6%	$ 769	3.3%

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

A summary of the Company’s significant accounting policies as of December 31, 2011 is included in Note 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Certain of our accounting policies require higher degrees of judgment than others in their application.  These include revenue recognition on long-term contracts, capitalization of computer software development costs, valuation of intangible assets acquired, contingent consideration issued in business acquisitions, and the recoverability of deferred tax assets.  These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations - Three and Six Months ended June 30, 2012 versus Three and Six Months ended June 30, 2011

Contract Revenue.  Total contract revenue for the three months  ended June 30, 2012 totaled $13.2 million, which was 17.1% greater than the $11.3 million total revenue for the three months ended June 30, 2011.  For the six months ended June 30, 2012, contract revenue totaled $26.6 million, a $3.0 million increase from the $23.6 million for the six months ended June 30, 2011.The Company recorded total orders of $26.4 million in the six months ended June 30, 2012 versus $19.9 million for the six months ended June 30, 2011.  The increase in revenue for the three and six months ended June 30, 2012 is the result of year over year growth in all product lines.  Revenue related to the $26.8 million full scope simulator and digital control system order from a Slovenské elektrárne a.s. ("SE") was $548,000 (4.2% of revenue) and $1.1 million (10.1% of revenue) for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, revenue from SE was $1.6 million (6.1% of revenue) and $2.9 million (12.3% of revenue). At June 30, 2012, the Company’s backlog was $51.3 million, of which $4.2 million is related to the SE contract.  At December 31, 2011, the Company’s backlog totaled $51.5 million.

Gross Profit.  Gross profit totaled $4.5 million for the three months ended June 30, 2012 versus $3.8 million for the same period in 2011.  As a percentage of revenue, gross profit increased from 33.4% for the three months ended June 30, 2011 to 33.9% for the three months ended June 30, 2012.  For the six months ended June 30, 2012, gross profit increased from $7.2 million during the same period in 2011 to $8.4 million and as a percentage of revenue, gross profit increased from 30.7% to 31.6%, respectively.  The decrease in revenue on the Slovakia contract, which has an overall gross profit lower than the Company’s normal gross profits, along with an increase in higher margin revenue generated from EnVision, have contributed to the increase in gross profit for the three and six months ended June 30, 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $3.7 million in the three months ended June 30, 2012, a 16% increase from the $3.2 million for the same period in 2011.  For the six months ended June 30, 2012 and 2011, SG&A expenses totaled $7.2 million and $6.6 million, respectively.  The increase reflects the following spending variances:

♦
Business development and marketing costs increased from $1.0 million to $1.2 million for the three months ended June 30, 2011 and 2012, respectively, and increased from $2.0 million to $2.4 million for the six months ended June 30, 2011 and 2012, respectively.  The Company hired three business development resources in the United States and hired an additional business development resource in Europe as compared to the prior year.  Bidding and proposal costs, which are the costs of operations personnel assisting with the preparation of contract proposals, increased by $94,000 and $172,000 during the three and six months ended June 30, 2012 to $468,000 and $942,000, respectively, as compared to the three and six months ended June 30, 2011.

♦
The Company’s general and administrative expenses (“G&A”) increased from $1.6 million to $1.8 million for the three months ended June 30, 2011 and 2012, respectively and decreased from $3.5 million to $3.2 million for the six months ended June 30, 2011 and 2012, respectively.  The fluctuations were primarily attributable to the following:

o
The Company incurred $1,000 and $206,000 of acquisition related expenses, primarily composed of legal, audit, and due diligence expenses for the three and six months ended June 30, 2011, respectively.  The Company did not incur any acquisition related expenses during the three and six months ended June 30, 2012.

o
The change in the fair value of contingent consideration (accretion expense) related to the TAS and EnVision acquisitions totaled $98,000 and $143,000 for the three and six months ended June 30, 2012, respectively, versus $121,000 and $284,000 for the three and six months ended June 30, 2011, respectively.

♦
Gross spending on software product development (“development”) expenses for the three and six months ended June 30, 2012 totaled $608,000 and $1.3 million, respectively, as compared to $403,000 and $745,000 for the three and six months ended June 30, 2011, respectively.  The Company capitalized $339,000 and $608,000 of product development expenses for the three and six months ended June 30, 2012, respectively, and $207,000 and $386,000 for the same periods in 2011, respectively.  Net development spending increased from $196,000 for the three months ended June 30, 2011 to $269,000 for the three months ended June 30, 2012 and from $359,000 for the six months ended June 30, 2011 to $669,000 for the six months ended June 30, 2012.

o
The Company created a 3D visualization team in January 2011 to develop 3D technology to add to our training programs.  The Company incurred $123,000 and $236,000 of costs related to this effort in the three and six months ended June 30, 2012, respectively, as compared to $80,000 and $127,000 for the same periods in 2011.

o
Spending on other software product development totaled $485,000 and $1.0 million for the three and six months ended June 30, 2012, respectively.  For the three and six months ended June 30, 2011, development expense totaled $323,000 and $618,000, respectively.  The Company’s development expenses were mainly related to three projects, an enhanced graphical user interface for our JADE™ modeling toolset, secondly, advancements were made to our configuration management system, ISISTM, which is a central data warehouse that supports various forms of data on a simulator, and thirdly, development work was performed on our new product, PSA-HD, which is used to train operators and power plant personnel on the sequence of events during severe accident conditions.

Depreciation.  Depreciation expense totaled $138,000 and $103,000 during the quarters ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, depreciation expense totaled $275,000 and $228,000, respectively.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $78,000 and $208,000 for the quarters ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, amortization expense related to definite-lived intangible assets totaled $156,000 and $425,000, respectively.  The Company recorded intangible assets of $1.5 million in conjunction with the EnVision acquisition which included the following:

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

Operating Income (loss).  The Company had operating income of $560,000 (4.2% of revenue) in the second quarter 2012, as compared with operating income of $248,000 (2.2% of revenue) for the same period in 2011.  For the six months ended June 30, 2012 and 2011, the Company had operating income of $778,000 (2.9% of revenue) and operating loss of $39,000 (-0.1% of revenue), respectively.  The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $34,000 and $29,000 for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, net interest income totaled $85,000 and $62,000, respectively.

Gain on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of June 30, 2012, the Company had foreign exchange contracts outstanding of approximately 1.1 million Pounds Sterling, 16.3 million Euro, and 359.1 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company has not designated the contracts as hedges and has recognized a (loss) on the change in the estimated fair value of the contracts of ($93,000) and a gain of $93,000 for the three and six months ended June 30, 2012, respectively.

At June 30, 2011, the Company had foreign exchange contracts for sale of approximately 1.6 million Pounds Sterling, 12.8 million Euro and 617.9 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and had recognized losses on the change in the estimated fair value of the contracts of $716,000 and $155,000 for the three and six months ended June 30, 2011, respectively.

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and six months ended June 30, 2012, the Company recognized losses of $291,000 and $77,000, respectively, from the remeasurement of such contract receivables, billings in excess of revenue earned and subcontractor accruals.  For the same periods in 2011, the Company recognized gains of $306,000 and $333,000, respectively.

Other Income (Expense), net.  For the three and six months ended June 30, 2012, other income, net was $93,000 and $179,000, respectively.  For the three and six months ended June 30, 2011, other income (expense), net was ($26,000) and $39,000, respectively.  The major components of other income (expense), net included the following items:

♦
For the three and six months ended June 30, 2012, the Company recognized a gain of $72,000 and $134,000, respectively, relating to its pro rata share of operating results from GSE-UNIS Simulation Technology Co., Ltd.  For the three and six months ended June 30, 2011, the Company recognized equity investment losses of $60,000 and $25,000, respectively, relating to its pro rata share of operating results from GSE-UNIS Simulation Technology Co., Ltd.

♦
The Company had other miscellaneous income for the three and six months ended June 30, 2012 of $21,000 and $45,000, respectively.  For the three and six months ended June 30, 2011, other miscellaneous income amounted to $34,000 and $64,000, respectively.

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

During the three months ended June 30, 2012, the Company recorded $29,000 of unrecognized tax benefits for certain foreign tax contingencies.  The Company, through its acquisition of EnVision on January 4, 2011, recorded $320,000 of unrecognized tax benefits as well as a receivable from the EnVision shareholders for the same amount as indemnity for this tax position.  The Company does not expect any material changes to its uncertain tax positions in the next twelve months.

The Company, through its acquisition of EnVision on January 4, 2011, recognized deferred tax liabilities of $1.0 million.  As a result of this acquisition, in accordance with ASC-805 Business Combinations, the Company reduced the valuation allowance on its U.S. net deferred tax assets and recognized the change in the valuation allowance ($1.0 million) through the income tax provision in the six months ended June 30, 2011.

The Company expects to pay income taxes in Sweden, India, and China in 2012.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts.  The Company has a full valuation allowance on its U.S. net deferred tax assets at June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2012, the Company’s cash and cash equivalents totaled $12.3 million compared to $20.3 million at December 31, 2011.

Cash used in operating activities.  For the six months ended June 30, 2012, net cash used in operations totaled $3.8 million.  Significant changes in the Company’s assets and liabilities in the six months ended June 30, 2012 included:
♦
A $5.9 million increase in the Company’s contract receivables.  The Company’s trade receivables, net of the allowance for doubtful accounts, increased from $8.1 million at December 31, 2011 to $14.7 million at June 30, 2012.  At June 30, 2012, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $6.8 million versus $278,000 at December 31, 2011.  A total of $5.6 million of the over 90 day balance relates to a contract with Slovenské elektrárne, a.s. to provide a full scope simulator for a two unit reactor plant in Slovakia.  See Item 1A-Risks related to contract with Slovenské elektrárne, a.s.  The Company’s unbilled receivables decreased by approximately $800,000 to $11.4 million at June 30, 2012.  The decrease in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.  In July 2012, the Company invoiced $3.2 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

♦	A $1.3 million decrease in prepaid expenses and other assets. The decrease is primarily attributable to the maturity of short-term investments and Certificates of Deposit.

Net cash used in operations for the six  months ended June 30, 2011, totaled $1.6 million.  Significant changes in the Company’s assets and liabilities in the six months ended June 30, 2011 included:
♦
A $685,000 increase in the Company’s contract receivables.   The Company’s trade receivables, net of the allowance for doubtful accounts, decreased from $5.7 million at December 31, 2010 to $5.5 million at June 30, 2011.  At June 30, 2011, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $377,000 versus $318,000 at December 31, 2010.   The Company’s unbilled receivables increased by approximately $2.5 million to $14.0 million at June 30, 2011.  The increase in the unbilled receivables was due to the timing of contracted billing milestones of the Company’s current projects.  In July 2011, the Company invoiced over $3.2 million of the unbilled amounts.

♦	A $2.1 million decrease in accounts payable, accrued compensation and accrued expenses. The decrease was due to the timing of payments made by the Company to vendors and subcontractors.

Cash used in investing activities.  Net cash used in investing activities totaled $3.3 million for the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Company made its final equity contribution of $469,000 to GSE-UNIS Simulation Technology Co., Ltd. (“GSE-UNIS”).  GSE-UNIS is 51% owned by Beijing UNIS Investment Co., Ltd. and 49% owned by GSE.

Capital expenditures totaled $779,000. The majority of the capital expenditures are related to the Company’s new Enterprise Resource Planning (ERP) software that is being implemented across our global operations.  The Company has spent approximately $580,000 on the new ERP software during the six months ended June 30 2012.  Capitalized software development costs totaled $608,000, and cash provided by the release of cash as collateral under letters of credit totaled $315,000 for the six months ended June 30, 2012.

Net cash used in investing activities totaled $6.4 million for the six months ended June 30, 2011.  The increase is primarily the result of Bank of America’s amendments to the Company’s then existing revolving credit agreements effective March 14, 2011, which required the Company to cash collateralize all existing and future letters of credit.  At June 30, 2011 the Company had cash collateralized $4.6 million of standby letters of credit. This balance represented a $4.4 million increase from December 31, 2010.

The Company acquired EnVision Systems Inc. on January 4, 2011.  The present value of the purchase price totaled $4.0 million with $1.2 million paid in cash at closing. The balance is payable on the first, second and third anniversaries of the closing date based upon the attainment of various revenue and cash targets.  In the second quarter of 2011, the Company made payments of $74,000 to EnVision’s shareholders related to billed receivables included on the Closing Date balance sheet.  An additional payment of $109,000 to the EnVision shareholders was made during the second quarter of 2011 related to the working capital true-up provisions of the purchase agreement.  GSE acquired approximately $550,000 in cash through the acquisition of EnVision.

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

Cash used in financing activities.  Net cash used in financing activities totaled $888,000 for the six months ended June 30, 2012.  In April and May 2012, the Company made payments of $73,000 and $733,000 in relation to the liability classified contingent-consideration associated with the acquisitions of TAS and EnVision, respectively. The Company repurchased 162,387 shares of the Company’s common stock at an aggregate cost of $303,000 for the six months ended June 30, 2012.  Proceeds from the issuance of common stock for the six months ended June 30, 2012 totaled $221,000.

For the six months ended June 30, 2011, net cash used in financing activities totaled $217,000.  The Company repurchased 150,881 shares of the Company’s common stock at an aggregate cost of $336,000 for the six months ended June 30, 2011.  Proceeds from the issuance of common stock for the six months ended June 30, 2011 totaled $119,000.

At June 30, 2012, the Company had cash and cash equivalents of $12.3 million.  Based on the Company’s forecasted expenditures and cash flow, the Company believes that it will generate sufficient cash through its normal operations to meet its liquidity and working capital needs for the next twelve months.

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

Issuances of stand-by letters of credit and advances of working capital (collectively referred to as the “Advances”) require that the Company maintain a minimum cash balance of $3.0 million at all times (the “Cash Balance Requirement”).  The Cash Balance Requirement will remain at the minimum amount as long as the Company’s quarterly consolidated net income (exclusive of gains and losses on derivative instruments and stock option expenses) as defined (“Net Income”), remains positive and the Company is in compliance with the covenants.  If the Company’s quarterly Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contained certain restrictive covenants regarding future acquisitions, and incurrence of debt.  In addition, the credit agreements contained financial covenants with respect to the Company’s cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At June 30, 2012, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such the cash flow coverage ratio is not applicable at June 30, 2012.

As of
	Covenant	June 30, 2012

Minimum tangible capital base	Must Exceed $26.0 million	$32.1 million
Quick ratio	Must Exceed 2.00 : 1.00	2.61: 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.57 : 1.00

As the Company’s Net Income for the three months ended June 30, 2012 is positive and the Company is in compliance with its covenants, the Company is currently required to maintain the minimum cash balance of $3.0 million with Susquehanna.  At June 30, 2012, the Company had $323,000 in Advances, all of which consisted of outstanding stand-by letters of credit.

As of June 30, 2012, the Company was contingently liable for fourteen standby letters of credit and four surety bonds totaling $8.0 million which represent performance and bid bonds on eleven contracts.  The Company has deposited the full value of eleven standby letters of credit in certificates of deposit and escrow accounts ($5.8 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at June 30, 2012 as restricted cash.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk is principally confined to changes in foreign currency exchange rates.  The Company’s exposure to foreign exchange rate fluctuations arises in part from customer contracts that are denominated in currencies other than the Company’s functional currency as well as from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

As of June 30, 2012, the Company had foreign exchange contracts outstanding of approximately 1.1 million Pounds Sterling, 16.3 million Euro, and 359.1 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and has recognized a gain (loss) on the change in the estimated fair value of the contracts of ($93,000) and $93,000 for the three and six months ended June 30, 2012, respectively.  A 10% fluctuation in the foreign currency exchange rates up or down as of June 30, 2012 would have increased/decreased the change in the estimated fair value of the contracts by $25,000.

As of June 30, 2011, the Company had foreign exchange contracts for sale of approximately 1.6 million Pounds Sterling, 12.8 million Euro and 617.9 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and recognized losses on the change in the estimated fair value of the contracts of $716,000 and $155,000 for the three and six months ended June 30, 2011, respectively.

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of June 30, 2012 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of June 30, 2012 the Company’s disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors set forth in the Annual Report on Form 10-K for the period ended December 31, 2011 are hereby updated as follows:

Risks related to contract with Slovenské elektrárne, a.s.

In 2009, the Company entered into a contract with Slovenské elektrárne, a.s. (“SE”) to provide a full scope simulator for a two unit reactor plant in Slovakia.  To date, the Company has recognized $22.6 million of revenue under the terms of the contract.  In September 2011, the Company received a $3.0 million change order for this contract which increased its total contractual value to $26.8 million.  A total of $2.1 million of the $3.0 million change order related to compensation provided by SE to the Company for a nine and half month delay caused by SE.

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

In May 2012, SE notified the Company of its decision to suspend work under the contract due to changes in the Slovakian regulation requiring SE to redesign certain aspects of the plant.  Since May 2012, at the request of SE, the Company has provided a two person project team, who are providing support services during the project suspension currently expected to continue until May 2013.  In addition, the Company has provided a proposal to SE covering the cost of (i) demobilization and mobilization of GSE’s project team and the monthly suspension costs and (ii) reduction of GSE’s project team and the costs related thereto during suspension period.

The Company and SE are currently discussing amendments to the existing contract addressing (i) additional scope of work for the Company, (ii) payment of outstanding receivables, (iii) costs related to suspension of the contract and its restart, (iv) the Company’s continued support of the project during the suspension period and (v) withdrawal of  SE outstanding claims.  At June 30, 2012, the Company had a $5.6 million outstanding invoice included in accounts receivable, $819,000 of recoverable costs and accrued profit not billed, and a $2.9 million performance bond in place to secure completion of the contract.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s share repurchase activity for the six months ended June 30, 2012:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1 - January 31	68,684	$ 1.87	893,058	$ 1,222,521
February 1 - February 29	59,878	$ 1.89	952,936	$ 1,109,569
March 1 - March 31	33,825	$ 1.81	986,761	$ 1,048,231
April 1- April 30	-	-	986,761	$ 1,048,231
May 1 - May 31	-	-	986,761	$ 1,048,231
June 1 - June 30	-	-	986,761	$ 1,048,231

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

Date:  August 13, 2012
GSE SYSTEMS, INC.

/S/ JAMES A. EBERLE
James A. Eberle
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer