Form 10-Q
period 2012-09-30
GSE SYSTEMS INC
filed 2012-11-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2012.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number: 001-14785

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

1332 Londontown Blvd., Suite 200, Sykesville, MD 21784
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 970-7800

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

There were 18,348,336 shares of common stock, with a par value of $.01 per share outstanding as of November 12, 2012.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	Unaudited
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$21,304	$20,326
Restricted cash	3,761	3,505
Contract receivables, net	19,441	20,356
Prepaid expenses and other current assets	3,314	3,733
Total current assets	47,820	47,920

Equipment and leasehold improvements	6,683	5,206
Accumulated depreciation	(4,604)	(4,105)
Equipment and leasehold improvements, net	2,079	1,101

Software development costs, net	2,193	1,815
Goodwill	4,502	4,462
Intangible assets, net	990	1,207
Long-term restricted cash	1,177	897
Other assets	1,987	1,413
Total assets	$60,748	$58,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,886	$4,077
Accrued expenses	1,779	1,581
Accrued compensation and payroll taxes	2,350	2,754
Billings in excess of revenue earned	4,954	5,261
Accrued warranty	2,157	2,300
Other current liabilities	2,302	1,707
Total current liabilities	18,428	17,680

Other liabilities	1,213	2,352
Total liabilities	19,641	20,032
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized,
shares issued and outstanding none in 2012 and 2011	-	-
Common stock $.01 par value, 30,000,000 shares authorized,
shares issued 19,421,892 in 2012 and 19,254,681 in 2011	194	193
Additional paid-in capital	71,117	70,167
Accumulated deficit	(27,559)	(29,063)
Accumulated other comprehensive loss	(574)	(865)
Treasury stock at cost, 1,047,461 shares in 2012, 824,374 in 2011	(2,071)	(1,649)
Total stockholders' equity	41,107	38,783
Total liabilities and stockholders' equity	$60,748	$58,815

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011

Contract revenue	$13,009	$12,549	$39,581	$36,128

Cost of revenue	7,960	7,931	26,143	24,278
Gross profit	5,049	4,618	13,438	11,850

Operating expenses:
Selling, general and administrative	3,483	3,302	10,663	9,920
Depreciation	131	137	406	365
Amortization of definite-lived intangible assets	79	204	235	629
Total operating expenses	3,693	3,643	11,304	10,914

Operating income	1,356	975	2,134	936

Interest income, net	36	29	121	91
Gain (loss) on derivative instruments, net	20	(129)	36	49
Other income (expense), net	(97)	31	82	70
Income before income taxes	1,315	906	2,373	1,146

Provision (benefit) for income taxes	499	48	869	(481)
Net income	$816	$858	$1,504	$1,627

Basic income per common share	$0.04	$0.05	$0.08	$0.09

Diluted income per common share	$0.04	$0.05	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$816	$858	$1,504	$1,627

Foreign currency translation adjustment	442	(378)	291	(62)

Comprehensive income	$1,258	$480	$1,795	$1,565

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

					Accumulated
	Common		Additional		Other	Treasury
	Stock		Paid-in	Accumulated	Comprehensive	Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2011	19,255	$193	$70,167	$(29,063)	$(865)	(824)	$(1,649)	$38,783

Stock-based compensation expense	-	-	678	-	-	-	-	678
Common stock issued for
options exercised	167	1	272	-	-	-	-	273
Foreign currency
translation adjustment	-	-	-	-	291	-	-	291
Treasury stock at cost	-	-	-	-	-	(223)	(422)	(422)
Net income	-	-	-	1,504	-	-	-	1,504
Balance, September 30, 2012	19,422	$194	$71,117	$(27,559)	$(574)	(1,047)	$(2,071)	$41,107

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,504	$1,627
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	406	365
Amortization of definite-lived intangible assets	235	629
Capitalized software amortization	536	612
Amortization of deferred financing costs	9	-
Change in fair value of contingent consideration	245	331
Stock-based compensation expense	678	569
Equity (gain) loss on investment in GSE-UNIS Simulation Technology Co. Ltd.	(27)	22
Gain on derivative instruments	(36)	(49)
Changes in assets and liabilities:
Contract receivables	884	(2,980)
Prepaid expenses and other assets	262	(1,359)
Accounts payable, accrued compensation and accrued expenses	609	(1,597)
Billings in excess of revenue earned	(225)	656
Accrued warranty reserves	(143)	401
Other liabilities	97	(844)
Net cash provided by (used in) operating activities	5,034	(1,617)

Cash flows from investing activities:
Capital expenditures	(1,404)	(370)
Capitalized software development costs	(914)	(572)
Investment in GSE-UNIS Simulation Technology Co. Ltd.	(469)	(456)
Acquisitions, net of cash acquired	-	(830)
Restrictions of cash as collateral under letters of credit	(1,734)	(5,171)
Releases of cash as collateral under letters of credit	1,197	1,178
Drawdown of cash collateral on Emirates Simulation Academy, LLC line of credit	-	(79)
Net cash used in investing activities	(3,324)	(6,300)

Cash flows from financing activities:
Proceeds from issuance of common stock	273	119
Payments of the liability-classified contingent consideration arrangements	(845)	-
Treasury stock purchases	(422)	(1,127)
Net cash used in financing activities	(994)	(1,008)

Effect of exchange rate changes on cash	262	6
Net increase (decrease) in cash and cash equivalents	978	(8,919)
Cash and cash equivalents at beginning of year	20,326	26,577
Cash and cash equivalents at end of period	$21,304	$17,658

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months ended September 30, 2012 and 2011
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

The following customers have provided more than 10% of the Company’s consolidated revenue for the indicated periods:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011
BP Products North America	15.6%	0.1%	6.2%	0.1%
Slovenské elektrárne, a.s.	2.3%	12.5%	4.8%	12.3%

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

(in thousands, except for share amounts)		Three Months ended	Nine Months ended
September 30,			September 30,
2012		2011	2012	2011
Numerator:
Net income	$816	$858	$1,504	$1,627

Denominator:
Weighted-average shares outstanding for
basic earnings per share	18,390,034	18,879,757	18,370,907	19,101,284
Effect of dilutive securities:
Employee stock options	69,900	112,841	112,235	202,913
Adjusted weighted-average shares outstanding and
assumed conversions for diluted earnings per share	18,459,934	18,992,598	18,483,142	19,304,197

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	2,847,203	1,573,896	2,799,268	1,544,504

4.	Contract Receivables

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

(in thousands)	September 30, 2012	December 31, 2011

Billed receivables	$7,858	$ 8,258
Recoverable costs and accrued profit not billed	11,719	12,234
Allowance for doubtful accounts	(136)	(136)
Total contract receivables, net	$19,441	$ 20,356

Recoverable costs and accrued profit not billed totaled $11.7 million and $12.2 million as of September 30, 2012 and December 31, 2011, respectively.  During October 2012, the Company invoiced $1.8 million of the unbilled amounts.

The following customers account for more than 10% of the Company’s consolidated contract receivables for the indicated periods:

	September 30,2012	December 31, 2011
Slovenské elektrárne, a.s.	15.7%	24.2%
Shandong Nuclear Power Co. Ltd.	15.3%	5.0%
Kraftwerkesschule E.V.	12.4%	7.9%

In May 2012, Slovenské elektrárne, a.s. (“SE”) notified the Company of its decision to suspend work under the contract due to changes in the Slovakian regulation requiring SE to redesign certain aspects of the plant.  The Company and SE are currently discussing amendments to the existing contract addressing (i) substantial additional scope of work for the Company,  (ii) costs related to suspension of the contract and its restart,  (iii) the Company’s continued support of the project during the suspension period and (iv) withdrawal of  SE outstanding claims.  At September 30, 2012, the Company had a $188,000 outstanding invoice included in accounts receivable, $2.9 million of recoverable costs and accrued profit not billed, and a $2.9 million performance bond in place to secure completion of the contract.

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

Software development costs capitalized were $306,000 and $914,000 for the three and nine months ended September 30, 2012, respectively, and $186,000 and $572,000 for the three and nine months ended September 30, 2011, respectively.  Total amortization expense was $168,000 and $536,000 for the three and nine months ended September 30, 2012, respectively, and $218,000 and $612,000 for the three and nine months ended September 30, 2011, respectively.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2012 and December 31, 2011 based upon the short-term nature of the assets and liabilities.

The following table presents assets and liabilities measured at fair value at September 30, 2012:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$15,429	$-	$-	$15,429
Certificates of deposit	3,942	-	-	3,942
Foreign exchange contracts	-	507	-	507

Total assets	$19,371	$507	$-	$19,878

Foreign exchange contracts	$-	$(370)	$-	$(370)

Total liabilities	$-	$(370)	$-	$(370)

The following table presents assets and liabilities measured at fair value at December 31, 2011:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$8,163	$-	$-	$8,163
Certificates of deposit	5,976	-	-	5,976
Foreign exchange contracts	-	483	-	483

Total assets	$14,139	$483	$-	$14,622

Foreign exchange contracts	$-	$(314)	$-	$(314)

Total liabilities	$-	$(314)	$-	$(314)

7.	Derivative Instruments

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

As of September 30, 2012, the Company had foreign exchange contracts outstanding of approximately 1.0 million Pounds Sterling, 13.3 million Euro, and 70.8 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  At December 31, 2011, the Company had contracts outstanding of approximately 3.1 million Pounds Sterling, 12.0 million Euro, and 383.5 million Japanese Yen at fixed rates.  The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	September 30,	December 31,
(in thousands)	2012	2011

Asset derivatives
Prepaid expenses and other current assets	$481	$393
Other assets	26	90
	507	483
Liability derivatives
Other current liabilities	(203)	(258)
Other liabilities	(167)	(56)
	(370)	(314)

Net fair value	$137	$169

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

For the three and nine months ended September 30, 2012 and 2011, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three Months ended		Nine Months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Foreign exchange contracts- change in fair value	$(134)	$(143)	$(42)	$(298)

Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	154	14	78	347

Gain (loss) on derivative instruments, net	$20	$(129)	$36	$49

8.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $231,000 and $183,000 of stock-based compensation expense for the three months ended September 30, 2012 and 2011, respectively, under the fair value method and recognized $678,000 and $569,000 of stock-based compensation expense for the nine months ended September 30, 2012 and 2011, respectively.  The Company granted 0 and 152,870 stock options for the three and nine months ended September 30, 2012, respectively.  The fair value of the granted options at the grant date was $145,000.  The Company granted 60,000 and 102,000 stock options for the three and nine months ended September 30, 2011, respectively.  The fair value of the options granted for the three and nine months ended September 30, 2011 was $75,000 and $135,000, respectively.

9.	Long-Term Debt

At September 30, 2012 and December 31, 2011, the Company had no long-term debt outstnading.

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

Issuances of stand-by letters of credit and advances of working capital (collectively referred to as the “Advances”) require that the Company maintain a minimum cash balance of $3.0 million at all times (the “Cash Balance Requirement”).  The Cash Balance Requirement will remain at the minimum amount as long as the Company’s quarterly net income (exclusive of gains and losses on derivative instruments and stock option expense) as defined (“Net Income”) remains positive and the Company is in compliance with the covenants.  If the Company’s quarterly consolidated Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contain certain restrictive covenants regarding future acquisitions, and incurrence of debt.  In addition, the credit agreements contain financial covenants with respect to the Company’s cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At September 30, 2012, the Company had not made any borrowings for over one year.  As such, the cash flow coverage ratio is not applicable at September 30, 2012.

As of
	Covenant	September 30, 2012

Minimum tangible capital base	Must Exceed $26.0 million	$33.4 million
Quick ratio	Must Exceed 2.00 : 1.00	2.59 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.59 : 1.00

As the Company’s Net Income for the nine months ended September 30, 2012 was positive and the Company is in compliance with its covenants, the Company is currently required to maintain the minimum cash balance of $3.0 million with Susquehanna.  At September 30, 2012, the Company had $328,000 in Advances, all of which consisted of outstanding stand-by letters of credit.

As of September 30, 2012, the Company was contingently liable for eleven standby letters of credit and five surety bonds totaling $6.3 million which represent performance and bid bonds on eleven contracts.  The Company has deposited the full value of eight standby letters of credit in certificates of deposit and escrow accounts ($4.8 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at September 30, 2012 as restricted cash.

10.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2011	$2,300
Warranty provision	727
Warranty claims	(897)
Currency adjustment	27
Balance at September 30, 2012	$2,157

11.	Income Taxes

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

The Company, through its acquisition of EnVision on January 4, 2011, also recorded $320,000 of unrecognized tax benefits as well as a receivable from the EnVision shareholders for the same amount as indemnity for this tax position.  During 2011, the Company also recorded $126,000 of unrecognized tax benefits in 2011 for certain foreign tax contingencies.  During the nine months ended September 30, 2012, the Company recorded $29,000 of unrecognized tax benefits for certain foreign tax contingencies.  The Company records interest and penalties associated with uncertain tax positions as a component of income tax expense.  The Company does not expect any material changes to its uncertain tax positions in the next twelve months.

The Company expects to pay income taxes in Sweden, India, and China in 2012.  In 2011, the Company paid income taxes to Sweden, India, China, and the United Kingdom.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts in 2012, which is consistent with the foreign income tax withholdings in 2011.  The Company has a full valuation allowance on its U.S. net deferred tax assets at September 30, 2012.

12.	Preferred Stock Rights

On March 21, 2011, the Board of Directors of the Company declared a dividend, payable to holders of record as of the close of business on April 1, 2011, of one preferred stock purchase right (a Right) for each outstanding share of common stock, par value $0.01 per share, of the Company (the Common Stock).  In addition, the Company will issue one Right with each new share of Common Stock issued.  In connection therewith, on March 21, 2011, the Company entered into a Stockholder Protection Rights Agreement (as amended from time to time, the Rights Agreement) with Continental Stock Transfer & Trust Company, as Rights Agent, which has a term of three years, unless amended by the Board of Directors in accordance with the terms of the Rights Agreement.  Upon approval of both an independent committee of the Board of Directors and the Board of Directors, the Rights Plan can be extended for up to three years.  The Rights will initially trade with and be inseparable from the Common Stock and will not be evidenced by separate certificates unless they become exercisable.  Each Right entitles its holder to purchase from the Company one-hundredth of a share of participating preferred stock having economic and voting terms similar to the Common Stock at an exercise price of $8.00 per Right, subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable.  Under the Rights Agreement, the Rights become exercisable if any person or group acquires 20% or more of the Common Stock or, in the case of any person or group that owned 20% or more of the Common Stock as of March 21, 2011, upon the acquisition of any additional shares by such person or group.  The Company, its subsidiaries, employee benefit plans of the Company or any of its subsidiaries and any entity holding Common Stock for or pursuant to the terms of any such plan are accepted.  Upon exercise of the Right in accordance with the Rights Agreement, the holder would be able to purchase a number of shares of Common Stock from the Company having an aggregate market price (as defined in the Rights Agreement) equal to twice the then-current exercise price for an amount in cash equal to the then-current exercise price.  In addition, the Company may, in certain circumstances and pursuant to the terms of the Rights Agreement, exchange the Rights for one share of Common Stock or an equivalent security for each Right or, alternatively, redeem the Rights for $0.001 per Right.  The Rights will not prevent a takeover of our Company, but may cause substantial dilution to a person that acquires 20% or more of the Company’s Common Stock.

13.	Share Repurchase Plan

On March 21, 2011, the Board of Directors authorized the purchase of up to $3.0 million of the Company’s common stock in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.  During the three and nine months ended September 30, 2012 the Company repurchased 60,700 and 223,087 shares at an aggregate cost of $119,000 and $422,000, respectively.  During the three and nine months ended September 30, 2011 the Company repurchased 370,519 and 521,400 shares at an aggregate cost of $792,000 and $1.1 million, respectively.

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

General Business Environment

It has been over 18 months since a 9.0 magnitude earthquake and subsequent tsunami occurred along the northeast coast of Japan which damaged the Fukushima Daiichi I Nuclear Power Plant, which is maintained by the Tokyo Electric Power Company (TEPCO).

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

On May 31, 2012, the State Council, China’s Cabinet, approved a nuclear safety plan for 2011-2015 following a nine month safety inspection of China’s 41 nuclear power plants, which are either operating or under construction.  The inspection reportedly showed that most of China’s nuclear power stations meet both Chinese and International Atomic Energy Agency standards.  According to the Council’s statements, the main issues have been for some nuclear power plants to meet new standards on flood protection and for some research reactors to meet new earthquake requirements.  Some power plants must also develop better procedures for severe accident prevention and mitigation.  Although the Chinese government has not made a decision on when to start approving new nuclear plant projects, there are signs that the decision may come soon.  China National Nuclear Power, the biggest nuclear power developer in the country, announced plans to raise money for projects worth more than $27 billion through what could be one of the biggest initial public offerings (IPO) in China and the first for a nuclear power company.  The Ministry of Environmental Protection has approved the IPO plan, which must still be submitted to the China Securities Regulatory Commission for approval.

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

Previous nuclear accidents have resulted in new regulations requiring additional operator training, higher fidelity models and new testing scenarios.  Accordingly, as evidenced by the new safety rules that the NRC has recently issued, the Chinese State Council’s Safety Plan, and the debate in Japan as to the need for new regulatory guidelines, it is likely that there will be additional governmental regulations requiring plant modifications and new testing scenarios that will result in the need for higher simulator fidelity, such as that designed and supplied by GSE.

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

Case studies demonstrate that the inclusion of “serious gaming” technology such as immersive 3D environments can reduce training time and improve learning significantly.  In fact, the Royal Canadian Army was able to reduce the cost of training and increase the pass rate of students by incorporating gaming into the curriculum.  Due to the advancement of computer processing power and graphics technology, immersive commercially viable off-the-shelf 3D game engines are readily available.  Additionally, this style of learning also lends itself to the next generation workforce, and as such GSE is investing significantly in 3D visualization training products.  This investment comes in the form of strategic hires, investment in technology, and software product development.  Through development efforts already undertaken, GSE’s engineers have discovered how to link our industry-leading, high fidelity models to commercially off-the-shelf game engines.  This enables us to make the invisible visible, for example seeing the inside of an operating reactor, steam generator, or turbine generator.  Blending the learning strategy by incorporating 3D visualization interfacing high fidelity real time simulation models will allow GSE to provide the energy industry with better, faster, less costly training ideally suited for the next generation workforce, which we have branded as ACTIV-3Di.  In September 2012, the Company introduced the Virtual Flow Loop TrainerTM. It can cost approximately $1.0 million to construct a brick and mortar flow loop facility for training plant operating and maintenance staff. The Virtual Flow Loop Trainer is a practical and cost-effective alternative that operates on personal computers across a company’s existing IT infrastructure. The Virtual Flow Loop Trainer provides the same level of training in a convenient, flexible environment. The Virtual Flow Loop Trainer is applicable across all industries and learning organizations that need to train their staff and students on both the fundamental and practical operations of a wide variety of pumps, valves, controllers, and instrumentation.  We received our first 3D visualization orders in 2011 and will recognize modest revenue from 3D visualization training products in 2012.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended September 30,				Nine Months ended September 30,
	2012	%	2011	%	2012	%	2011	%
Contract revenue	$13,009	100.0%	$12,549	100.0%	$39,581	100.0%	$36,128	100.0%
Cost of revenue	7,960	61.2%	7,931	63.2%	26,143	66.0%	24,278	67.2%

Gross profit	5,049	38.8%	4,618	36.8%	13,438	34.0%	11,850	32.8%
Operating expenses:
Selling, general and administrative	3,483	26.8%	3,302	26.3%	10,663	27.0%	9,920	27.5%
Depreciation	131	1.0%	137	1.1%	406	1.0%	365	1.0%
Amortization of definite-lived intangible assets	79	0.6%	204	1.6%	235	0.6%	629	1.7%
Total operating expenses	3,693	28.4%	3,643	29.0%	11,304	28.6%	10,914	30.2%

Operating income	1,356	10.4%	975	7.8%	2,134	5.4%	936	2.6%

Interest income, net	36	0.3%	29	0.2%	121	0.3%	91	0.3%
Gain (loss) on derivative instruments, net	20	0.2%	(129)	(1.0)%	36	0.1%	49	0.1%
Other income (expense), net	(97)	(0.8)%	31	0.2%	82	0.2%	70	0.2%

Income before income taxes	1,315	10.1%	906	7.2%	2,373	6.0%	1,146	3.2%

Provision (benefit) for income taxes	499	3.8%	48	0.4%	869	2.2%	(481)	(1.3)%

Net income	$816	6.3%	$858	6.8%	$1,504	3.8%	$1,627	4.5%

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

Results of Operations - Three and Nine months ended September 30, 2012 versus Three and Nine months ended September 30, 2011

Contract Revenue.  Total contract revenue for the three months ended September 30, 2012 totaled $13.0 million, which was 3.7% greater than the $12.5 million total revenue for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, contract revenue totaled $39.6 million, a $3.5 million increase from the $36.1 million for the nine months ended September 30 2011.  The Company recorded total orders of $34.9 million in the nine months ended September 30, 2012 compared to $28.4 million for the nine months ended September 30, 2011.  During the second quarter of 2012, GSE’s wholly-owned subsidiary, GSE EnVision LLC (“EnVision”), received a multi-year contract to provide simulation and computer-based learning modules to the subsidiary of a global energy services company.  Revenue from such contract for the three and nine months ended September 30, 2012 was $2.0 million and $2.4 million, respectively.  Revenue related to the $26.9 million full scope simulator and digital control system order from  Slovenské elektrárne, a.s. (“SE”) was $293,000 (2.3% of revenue) and $1.6 million (12.5% of revenue) for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, revenue from SE was $1.9 million (4.8% of revenue) and $4.5 million (12.3% of revenue), respectively. At September 30, 2012, the Company’s backlog was $47.2 million, of which $4.1 million is related to the SE contract.  At December 31, 2011 the Company’s backlog totaled $51.5 million.

Gross Profit.  Gross profit totaled $5.0 million for the three months ended September 30, 2012 compared to $4.6 million for the same period in 2011.  As a percentage of revenue, gross profit increased from 36.8% for the three months ended September 30, 2011 to 38.8% for the three months ended September 30, 2012.  For the nine months ended September 30, 2012, gross profit increased from $11.9 million during the same period in 2011 to $13.4 million and as a percentage of revenue, gross profit increased from 32.8% to 34.0%, respectively.  The increase in revenue from EnVision which has an overall gross profit significantly higher than the Company’s normal gross profits, and the decrease in revenue on the Slovakia contract, which has an overall gross profit lower than the Company’s normal gross profits, have contributed to the increase in gross profit for the three and nine months ended September 30, 2012.  In addition, during the three months ended September 30, 2011, the Company received a $3.0 million change order related to the SE project which increased the overall gross margin on the project and generated an additional $679,000 in gross profit on the project for both the three and nine months ended September 30, 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $3.5 million in the three months ended September 30, 2012, a 5.5% increase from the $3.3 million for the same period in 2011.  For the nine months ended September 30, 2012 and 2011, SG&A expenses totaled $10.7 million and $9.9 million, respectively.  The increase reflects the following spending variances:

♦
Business development and marketing costs increased from $1.3 million to $1.7 million for the three months ended September 30, 2011 and 2012, respectively, and increased from $4.1 million to $5.0 million for the nine months ended September 30, 2011 and 2012, respectively.  The Company hired three business development resources in the United States and hired two additional business development resources in Europe as compared to the prior year.  Included in business development and marketing costs are bidding and proposal costs, which are the costs of operations personnel assisting with the preparation of contract proposals.  Bidding and proposal costs increased by $128,000 and $301,000 during the three and nine months ended September 30, 2012 to $463,000 and $1.4 million, respectively, as compared to the three and nine months ended September 30, 2011.

♦
The Company’s general and administrative expenses (“G&A”) decreased from $1.7 million to $1.5 million for the three months ended September 30, 2011 and 2012, respectively and decreased from $5.2 million to $4.7 million for the nine months ended September 30, 2011 and 2012, respectively.  The fluctuations were primarily attributable to the following:

o
The Company incurred $0 and $206,000 of acquisition related expenses, primarily composed of legal, audit, and due diligence expenses for the three and nine months ended September 30, 2011, respectively.  The Company did not incur any acquisition related expenses during the three and nine months ended September 30, 2012.

o
The change in the fair value of contingent consideration (accretion expense) related to the TAS and EnVision acquisitions totaled $102,000 and $245,000 for the three and nine months ended September 30, 2012, respectively, versus $47,000 and $331,000 for the three and nine months ended September 30, 2011, respectively.

♦
Gross spending on software product development (“development”) expenses for the three and nine months ended September 30, 2012 totaled $587,000 and $1.9 million, respectively, as compared to $454,000 and $1.2 million for the three and nine months ended September 30, 2011, respectively.  The Company capitalized $306,000 and $914,000 of product development expenses for the three and nine months ended September 30, 2012, respectively, and $186,000 and $572,000 for the same periods in 2011, respectively.  Net development spending increased from $268,000 for the three months ended September 30, 2011 to $281,000 for the three months ended September 30, 2012 and from $628,000 for the nine months ended September 30, 2011 to $950,000 for the nine months ended September 30, 2012.

o
The Company created a 3D visualization team in January 2011 to develop 3D technology to add to our training programs.  The Company incurred $70,000 and $306,000 of costs related to this effort in the three and nine months ended September 30, 2012, respectively, as compared to $104,000 and $231,000 for the same periods in 2011.

o
Spending on other software product development totaled $517,000 and $1.6 million for the three and nine months ended September 30, 2012, respectively.  For the three and nine months ended September 30, 2011, development expense totaled $350,000 and $969,000, respectively.  The Company’s development expenses were mainly related to three projects, an enhanced graphical user interface for our JADE™ modeling toolset, secondly, advancements were made to our configuration management system, ISIS™, which is a central data warehouse that supports various forms of data on a simulator, and thirdly, development work was performed on our new product, PSA-HD, which is used to train operators and power plant personnel on the sequence of events during severe accident conditions.

Depreciation.  Depreciation expense totaled $131,000 and $137,000 during the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, depreciation expense totaled $406,000 and $365,000, respectively.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $79,000 and $204,000 for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, amortization expense related to definite-lived intangible assets totaled $235,000 and $629,000, respectively.  The Company recorded intangible assets of $1.5 million in conjunction with the EnVision acquisition which included the following:

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

Operating Income.  The Company had operating income of $1.4 million (10.4% of revenue) during the three months ended September 30, 2012, as compared with operating income of $975,000 (7.8% of revenue) for the same period in 2011.  For the nine months ended September 30, 2012 and 2011, the Company had operating income of $2.1 million (5.4% of revenue) and operating income of 936,000 (2.6% of revenue), respectively.  The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $36,000 and $29,000 for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, net interest income totaled $121,000 and $91,000, respectively.

Gain (Loss) on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of September 30, 2012, the Company had foreign exchange contracts outstanding of approximately 1.0 million Pounds Sterling, 13.3 million Euro, and 70.8 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company has not designated the contracts as hedges and has recognized losses on the change in the estimated fair value of the contracts of ($134,000) and ($42,000) for the three and nine months ended September 30, 2012, respectively.

At September 30, 2011, the Company had foreign exchange contracts of approximately 2.3 million Pounds Sterling, 17.0 million Euro and 682.9 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and had recognized losses on the change in the estimated fair value of the contracts of ($143,000) and ($298,000) for the three and nine months ended September 30, 2011, respectively.

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and nine months ended September 30, 2012, the Company recognized gains of $154,000 and $78,000, respectively, from the remeasurement of such contract receivables, billings in excess of revenue earned and subcontractor accruals.  For the same periods in 2011, the Company recognized gains of $14,000 and $347,000, respectively.

Other Income (Expense), net.  For the three and nine months ended September 30, 2012, other income, net was ($97,000) and $82,000, respectively.  For the three and nine months ended September 30, 2011, other income (expense), net was $31,000 and $70,000, respectively.  The major components of other income (expense), net included the following items:

♦
For the three and nine months ended September 30, 2012, the Company recognized a gain(loss) of ($107,000) and $27,000, respectively, relating to its pro rata share of operating results from GSE-UNIS Simulation Technology Co., Ltd.  For the three and nine months ended September 30, 2011, the Company recognized a gain of $3,000 and a loss of $22,000, respectively, relating to its pro rata share of operating results from GSE-UNIS Simulation Technology Co., Ltd.

♦
The Company had other miscellaneous income for the three and nine months ended September 30, 2012 of $10,000 and $55,000, respectively.  For the three and nine months ended September 30, 2011, other miscellaneous income amounted to $28,000 and $92,000, respectively.

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

During the nine months ended September 30, 2012, the Company recorded $29,000 of unrecognized tax benefits for certain foreign tax contingencies.  The Company, through its acquisition of EnVision on January 4, 2011, recorded $320,000 of unrecognized tax benefits as well as a receivable from the EnVision shareholders for the same amount as indemnity for this tax position.  The Company does not expect any material changes to its uncertain tax positions in the next twelve months.

The Company, through its acquisition of EnVision on January 4, 2011, recognized deferred tax liabilities of $1.0 million.  As a result of this acquisition, in accordance with ASC-805 Business Combinations, the Company reduced the valuation allowance on its U.S. net deferred tax assets and recognized the change in the valuation allowance ($1.0 million) through the income tax provision in the nine months ended September 30, 2011.

The Company expects to pay income taxes in Sweden, India, and China in 2012.  In 2011, the Company paid income taxes to Sweden, India, China, and the United Kingdom.  In addition, the Company will pay foreign income tax withholding on several non-U.S. contracts in 2012, which is consistent with the foreign income tax withholdings in 2011.  The Company has a full valuation allowance on its U.S. net deferred tax assets at September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2012, the Company’s cash and cash equivalents totaled $21.3 million compared to $20.3 million at December 31, 2011.

Cash provided by (used in) operating activities.  For the nine months ended September 30, 2012, net cash provided by  operations totaled $5.0 million.  Significant changes in the Company’s assets and liabilities in the nine months ended September 30, 2012 included:
♦
An $884,000 decrease in the Company’s contract receivables.  The Company’s trade receivables, net of the allowance for doubtful accounts, decreased from $8.1 million at December 31, 2011 to $7.7 million at September 30, 2012.  At September 30, 2012, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $1.4 million versus $278,000 at December 31, 2011.  The Company’s unbilled receivables decreased by approximately $500,000 to $11.7 million at September 30, 2012.  The decrease in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.  In October 2012, the Company invoiced $1.8 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

♦	A $609,000 increase in accounts payable, accrued compensation and accrued expenses. The increase is due to the timing of payments made by the Company to vendors and subcontractors.

Net cash used in operations for the nine  months ended September 30, 2011, totaled $1.6 million.  Significant changes in the Company’s assets and liabilities in the nine months ended September 30, 2011 included:
♦
A $3.0 million increase in the Company’s contract receivables.   The Company’s trade receivables, net of the allowance for doubtful accounts, increased from $5.7 million at December 31, 2010 to $9.0 million at September 30, 2011.  At September 30, 2011, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $491,000 versus $318,000 at December 31, 2010.   The Company’s unbilled receivables increased by approximately $1.3 million to $12.8 million at September 30, 2011.  The increase in the unbilled receivables was due to the timing of contracted billing milestones of the Company’s current projects.  In October 2011, the Company invoiced over $4.2 million of the unbilled amounts.

♦	A $1.6 million decrease in accounts payable, accrued compensation and accrued expenses. The decrease was due to the timing of payments made by the Company to vendors and subcontractors

Cash used in investing activities.  Net cash used in investing activities totaled $3.3 million for the nine months ended September 30, 2012.  During the nine months ended September 30, 2012 the Company was required to cash collateralize $1.7 million of stand-by letters of credit with certain foreign customers.  Cash provided by the release of cash as collateral under letters of credit totaled $1.2 million for the nine months ended September 30, 2012.

Capital expenditures totaled $1.4 million. The majority of the capital expenditures are related to the Company’s new Enterprise Resource Planning (ERP) software that is being implemented across our global operations.  The Company has spent approximately $1.1 million on the new ERP software during the nine months ended September 30, 2012.  Capitalized software development costs totaled $914,000 for the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Company made its final equity contribution of $469,000 to GSE-UNIS Simulation Technology Co., Ltd. (“GSE-UNIS”).  GSE-UNIS is 51% owned by Beijing UNIS Investment Co., Ltd. and 49% owned by GSE.

 Net cash used was investing activities totaled $6.3 million for the nine months ended September 30, 2011.  The increase was primarily the result of Bank of America’s amendments to the Company’s then existing revolving credit agreements effective March 14, 2011, which required the Company to cash collateralize all existing and future letters of credit.  At September 30, 2011 the Company had cash collateralized $4.3 million of standby letters of credit. This balance represented a $4.1 million increase from December 31, 2010.

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

During the nine months ended September 30, 2011, the Company made an additional equity contribution totaling $456,000 to GSE-UNIS.

As of September 30, 2011 capital expenditures totaled $370,000 and capitalized software development costs totaled $572,000.  GSE had $79,000 of cash on deposit with Union National Bank (“UNB”) as a partial guarantee against the Emirates Simulation Academy, LLC (“ESA”) line of credit, was withdrawn by UNB during the nine months ended September 30, 2011.  As of September 30, 2011, GSE had a full reserve for the amount in the restricted cash account.

Cash used in financing activities.  Net cash used in financing activities totaled $994,000 for the nine months ended September 30, 2012.  During the nine months ended September 30, 2012, the Company made payments of $73,000 and $772,000, in relation to the liability classified contingent-consideration associated with the acquisitions of TAS and EnVision, respectively. The Company repurchased 223,087 shares of the Company’s common stock at an aggregate cost of $422,000 for the nine months ended September 30, 2012.  Proceeds from the issuance of common stock for the nine months ended September 30, 2012 totaled $273,000.

For the nine months ended September 30, 2011, net cash used in financing activities totaled $1.0 million.  The Company repurchased 521,400 shares of the Company’s common stock at an aggregate cost of $1.1 million for the nine months ended September 30, 2011.  Proceeds from the issuance of common stock for the nine months ended September 30, 2011 totaled $119,000.

At September 30, 2012, the Company had cash and cash equivalents of $21.3 million.  Based on the Company’s forecasted expenditures and cash flow, the Company believes that it will generate sufficient cash through its normal operations to meet its liquidity and working capital needs for the next twelve months.

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

Issuances of stand-by letters of credit and advances of working capital (collectively referred to as the “Advances”) require that the Company maintain a minimum cash balance of $3.0 million at all times (the “Cash Balance Requirement”).  The Cash Balance Requirement will remain at the minimum amount as long as the Company’s quarterly consolidated net income (exclusive of gains and losses on derivative instruments and stock option expense) as defined (“Net Income”), remains positive and the Company is in compliance with the covenants.  If the Company’s quarterly Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contained certain restrictive covenants regarding future acquisitions, and incurrence of debt.  In addition, the credit agreements contained financial covenants with respect to the Company’s cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At September 30, 2012, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such the cash flow coverage ratio is not applicable at September 30, 2012.

As of
	Covenant	September 30, 2012

Minimum tangible capital base	Must Exceed $26.0 million	$33.4 million
Quick ratio	Must Exceed 2.00 : 1.00	2.59 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.59 : 1.00

As the Company’s Net Income for the three months ended September 30, 2012 is positive and the Company is in compliance with its covenants, the Company is currently required to maintain the minimum cash balance of $3.0 million with Susquehanna.  At September 30, 2012, the Company had $328,000 in Advances, all of which consisted of outstanding stand-by letters of credit.

As of September 30, 2012, the Company was contingently liable for eleven standby letters of credit and five surety bonds totaling $6.3 million which represent performance and bid bonds on eleven contracts.  The Company has deposited the full value of eight standby letters of credit in certificates of deposit and escrow accounts ($4.8 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at September 30, 2012 as restricted cash.

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

As of September 30, 2012, the Company had foreign exchange contracts outstanding of approximately 1.0 million Pounds Sterling, 13.3 million Euro, and 70.8 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and has recognized a losses on the change in the estimated fair value of the contracts of ($134,000) and ($42,000) for the three and nine months ended September 30, 2012, respectively.  A 10% fluctuation in the foreign currency exchange rates up or down as of September 30, 2012 would have increased/decreased the change in the estimated fair value of the contracts by $14,000.

As of September 30, 2011, the Company had foreign exchange contracts of approximately 2.3 million Pounds Sterling, 17.0 million Euro and 682.9 million Japanese Yen at fixed rates.  The contracts expire on various dates through February 2014.  The Company had not designated the contracts as hedges and recognized losses on the change in the estimated fair value of the contracts of ($143,000) and ($298,000) for the three and nine months ended September 30, 2011, respectively.

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

The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  They have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of September 30, 2012 in order to ensure the reporting of material information required to be included in the Company’s periodic filings with the Commission comply with the Commission’s requirements for certification of this Form 10-Q.  Based on that evaluation, the Company’s CEO and CFO have concluded that as of September 30, 2012 the Company’s disclosure controls and procedures were effective.

 (b) Changes in internal control.   In the ordinary course of business, the Company reviews its system of internal control over financial reporting to evaluate whether to implement any changes to its systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. During the three months ended September 30, 2012, the Company implemented a new system for financial reporting and accumulation of financial data. The new financial system is a significant component of the Company’s internal control over financial reporting, but was not made in response to any deficiency in our internal controls.

Other than the implementation of the new financial system described above, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2009, the Company entered into a contract with Slovenské elektrárne, a.s. (“SE”) to provide a full scope simulator for a two unit reactor plant in Slovakia.  The Company has subsequently received several change orders which have increased the contract value to $26.9 million, including a $3.0 million change order of which $2.1 million related to compensation provided by SE to the Company for a nine and half month delay caused by SE. To date, the Company has recognized $22.9 million of revenue on the contract.

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

In September 2012, the Company received a $3.7 million payment from SE with respect to an outstanding $5.6 million receivable and SE agreed to pay the remaining $1.9 million upon completion of the Site Acceptance Test, which is currently expected to take place in November 2013. In October 2012, SE paid the Company $188,000 within thirty days from the date of invoice for the services provided by the Company’s two person project team referred to above.

The Company and SE are currently discussing amendments to the existing contract addressing (i) substantial additional scope of work for the Company,  (ii) costs related to suspension of the contract and its restart,  (iii) the Company’s continued support of the project during the suspension period and (iv) withdrawal of  SE outstanding claims.  At September 30, 2012, the Company had a $188,000 outstanding invoice included in accounts receivable, $2.9 million of recoverable costs and accrued profit not billed, and a $2.9 million performance bond in place to secure completion of the contract.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s share repurchase activity for the nine months ended September 30, 2012:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1 - January 31	68,684	$1.87	893,058	$1,222,521
February 1 - February 29	59,878	$1.89	952,936	$1,109,569
March 1 - March 31	33,825	$1.81	986,761	$1,048,231
April 1- April 30	-	$-	986,761	$1,048,231
May 1 - May 31	-	$-	986,761	$1,048,231
June 1 - June 30	-	$-	986,761	$1,048,231
July 1 - July 31	-	$-	986,761	$1,048,231
August 1 - August 31	33,200	$1.98	1,019,961	$982,565
September 1 - September 30	27,500	$1.95	1,047,461	$928,905

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

Date:  November 14, 2012
GSE SYSTEMS, INC.

/S/ JAMES A. EBERLE
James A. Eberle
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)