Form 10-K
period 2012-12-31
GSE SYSTEMS INC
filed 2013-03-11
CIK 944480

Conformed
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____
Commission File Number 001-14785
GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:  (410) 970-7800
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NYSE MKT
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  [  ]  No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant was $41,205,036 on June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of such stock on that date of $2.30.

The number of shares outstanding of the registrant’s Common Stock as of March 8, 2013 was 18,330,837 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III.

GSE SYSTEMS, INC.
FORM 10-K
For the Year Ended December 31, 2012

*	to be incorporated by reference from the Proxy Statement for the registrant’s 2013 Annual Meeting of Shareholders.

GSE SYSTEMS, INC.
FORM 10-K
For the Year Ended December 31, 2012

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

GSE Systems, Inc. (“GSE Systems”, “GSE”, the “Company”, “our”, “we” or “us”), a Delaware corporation organized in March 1994, is a world leader in real-time, high fidelity simulation.  The Company provides simulation, educational, and engineering solutions and services to the nuclear and fossil electric utility industry and the chemical and petrochemical industries.  As of December 31, 2012, GSE was the parent company of:

♦	GSE Power Systems, Inc., a Delaware corporation;
♦	GSE Power Systems, AB, a Swedish corporation;
♦	GSE Engineering Systems (Beijing) Co. Ltd., a Chinese limited liability company;
♦	GSE Systems, Ltd., a Scottish limited liability company;
♦	TAS Engineering Consultants Ltd., an English limited liability company.
♦	GSE EnVision, LLC, a New Jersey limited liability company; and
♦	EnVision Systems (India) Pvt. Ltd., an Indian limited liability company.

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

Recent Developments.

In 2012 the Company embarked on a comprehensive market research program to identify future needs and validate why our customers buy from us.  The market research showed that our customers buy from us due to our expertise in the industry, bandwidth of resources and the value driven by our high fidelity solutions.  The research also defined the emerging needs of the energy industry.  As a result, we have created a clear statement that reflects our promise to our customers.  Our promise is “to provide next-generation simulation, training, and engineering services, applying a world of industry experience to help you achieve the performance you imagine.”

Over the past 18 months the Company has taken steps toward these new solutions.  The acquisition of EnVision Systems has provided a broader portfolio of computer-based training and generic simulation products.  The acquisition of TAS Automation has provided an expanded capability in engineering services and has seamlessly integrated in the GSE corporate brand as GSE Engineering Services.  Our visualization training solutions have continued to develop and will be known under the product line Activ-3Di™.

It has been over 2 years now since a 9.0 magnitude earthquake and subsequent tsunami occurred along the northeast coast of Japan which damaged the Fukushima Daiichi I Nuclear Power Plant, which is maintained by the Tokyo Electric Power Company (TEPCO).  Since that time, the role of nuclear power in the worldwide energy mix has started to clarify its policies and regulations.

In Japan, tough new rules for Japanese nuclear power plants have been revealed in draft form. Among them are that power companies should be able to contain a severe accident situation for an entire week without outside help. The draft proposals for accident prevention and mitigation came from Japan's newly established Nuclear Regulation Authority (NRA), which has enough independence to do its work free from governmental control and undue industrial influence.  Most of the draft requirements are directly inspired by the Fukushima accident and the troubles experienced by TEPCO and government agencies in containing a loss of power brought on by tsunami flooding.  Utilities will be required to provide alternative, possibly mobile, power supplies and multiple sources of cooling water.  All reactors will also need filtered vents to allow potentially explosive hydrogen to escape safely in the event of serious core damage.

According to a new report entitled European Nuclear Power Sector: Trends and Opportunities, “nuclear energy shows potential to reduce emissions and dependence on fossil fuels, and therefore, will be a major contributor to the European energy mix in 2020."  Additionally, the consulting firm Frost & Sullivan believes nuclear energy is the European Union's answer to meeting aggressive targets on carbon dioxide emissions while reducing dependency on fossil fuels.  The report notes that, despite the accident at the Fukushima Daiichi plant in Japan, the number of nuclear power reactors under construction worldwide "is still higher now than across the last two decades."  France, Finland, the UK and Sweden have all reaffirmed their commitment to nuclear power, while Poland, Romania and the Czech Republic are also planning to push ahead with new units, following increased safety assessments.  According to Frost & Sullivan, nuclear plant life extensions represent a bigger market over the next 20 years than new build for the current nuclear supply chain.  Life extension projects are likely to take place at plants with a combined generating capacity of 132 GWe.

With all but one of the UK's existing nuclear power plants due to retire by 2023, the cross-party Energy and Climate Change Committee's inquiry was prompted by concerns over potential barriers to new-build plans.  The committee's newly released report - entitled Building New Nuclear: The Challenges Ahead - finds that unless planned nuclear power plants are built on time, it will be "extremely challenging, if not impossible" for the country to meet its legally binding long-term carbon reduction targets. A failure to build the currently planned 16 GWe of new nuclear capacity by 2025 would also force greater reliance on imported gas, affecting energy security.

On March 9, 2012, the U.S. Nuclear Regulatory Commission (NRC) approved the first three new regulatory requirements to deal with safety issues based on eight changes identified by the NRC’s Fukushima task force, with implementation required by the end of 2016.  The three orders require safety enhancements of operating reactors, construction permit holders, and combined license holders.  These orders require nuclear power plants to implement safety enhancements related to (1) mitigation strategies to respond to extreme natural events resulting in the loss of power at plants, (2) ensuring reliable hardened containment vents, and (3) enhancing spent fuel pool instrumentation.  In addition, the NRC requested that each reactor reevaluate the seismic and flooding hazards at their site using present-day methods and information.

In addition, the U.S. Department of Energy announced in November 2012 that it would support accelerated development of the design for early adoption of the Small Modular Reactor (SMR) being designed by Babcock & Wilcox known as the mPower™ reactor.  A second round of financial support for another SMR design is expected in 2013.

On May 31, 2012, the State Council, China’s Cabinet, approved a nuclear safety plan for 2011 through 2015 following a nine month safety inspection of China’s 41 nuclear power plants, which are either operating or under construction.  The inspection reportedly showed that most of China’s nuclear power stations meet both Chinese and International Atomic Energy Agency standards.  According to the Council’s statements, the main issues have been for some nuclear power plants to meet new standards on flood protection and for some research reactors to meet new earthquake requirements.  Some power plants must also develop better procedures for severe accident prevention and mitigation.  Although the Chinese government has not made a decision on when to start approving new nuclear plant projects, there are signs that the decision may come soon.  China National Nuclear Power, the biggest nuclear power developer in the country, announced plans to raise money for projects worth more than $27 billion through what could be one of the biggest initial public offerings (IPO) in China and the first for a nuclear power company.  The Ministry of Environmental Protection has approved the IPO plan, which must still be submitted to the China Securities Regulatory Commission for approval.

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

In addition, GSE anticipates more sophisticated modeling of plant electrical systems to take into account the potential for long term power outages, and decisions that plant operators must make on key equipment and battery life.  GSE has been contracted to upgrade several simulators with more detailed electrical system models and we anticipate this trend to continue.

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

As the energy industries continue to build power generation capacity and extend the useful life of current assets, GSE is using its sophisticated simulation to de-risk new development projects.  Our technology and experienced staff enable clients to view design scenarios virtually, identify and correct problems before construction, avoid delays and more effectively design human machine interaction. In a simulator is the first time customers see their plant running; the first time they can test the interface between systems manufactured by different suppliers.  Finding issues pre-construction or early in construction can save valuable time and money, ensuring on-time start-up of capital assets.

GSE products such as ControlSimTM and ISISTM are used to help customers to rapidly design and test plant instrumentation and control (I&C) and human factors interface (HMI) design.  GSE has integrated its proven simulation tools with its new centralized data repository and revision management system into a platform for I&C and HMI design engineers.  ControlSim is designed for rapid development and testing of plant control and logic strategies and HMI design.  GSE has added the ability to publish the resulting model as engineering drawings in PDF or AutoCAD formats with relevant data such as the I/O list, set points and other constants in electronic or document formats. GSE’s ISIS central database is a distributed, powerful system to support the management of data on complex multi-year projects, automate tedious processes to reduce engineering hours, and provide a central point for integration of all GSE or 3rd party engineering design applications into a cohesive simulator development system.

According to the U.S. Energy Information Administration (EIA), world energy consumption is forecasted to increase by 52% from 505 quadrillion BTU in 2008 to 770 quadrillion BTU in 2035.  New consumption means new production, which means new plants, new workers, and an enormous amount of training to provide a skilled workforce.  A compounding problem is facing the energy industry.  While experiencing rapid growth requiring new plants and new workers, the incumbent industry workforce is aging and facing dramatic turnover.  Per the Nuclear Energy Institute (NEI), as of 2008 nearly 38% of the U.S. nuclear power industry will be eligible to retire by 2013.  According to the Center for Energy Workforce Development (CEWD), an estimated 46% of the current energy industry workforce may need to be replaced by 2015 due to attrition and retirement.  While the data is readily available in the nuclear industry because it is so heavily regulated, similar demographics exist in the fossil, oil & gas, chemical and petrochemical industries.  The impact of this pending workforce turnover has been somewhat delayed due to the recent global economic downturn which has forced many employees to postpone their retirements.  Accordingly, the Company anticipates that in the near future, a larger number of employees are likely to retire within a shorter time span, and the need to find qualified employees to replace them will become an acute issue.

GSE recognized this growing need for energy industry training several years ago and began developing various training solutions leveraging the use of our simulation technology.  GSE created a 163 module, five-simulator training course that was sold to the Emirates Simulation Academy LLC, in the UAE, a training academy that was created by GSE and two other partners in 2007.  The Company worked with the University of Strathclyde in Glasgow, Scotland to incorporate GSE’s simulation into the University’s degreed and industrial education programs.  GSE developed a 20-week “Nuclear Operator Jump Start Training Program” for Southern Nuclear Company in Augusta, GA utilizing the Company’s VPanel™ interactive visual training simulator.  The advantage of the VPanel simulator is its scalability and ease of configuration for both team and individual training, plant specific or cross training.  The VPanel allows customers to utilize their existing simulator load while bringing many full scope simulator capabilities directly into the classroom for a fraction of the cost.  The “Operator Jump Start” program helps customer’s screen and train new operator candidates.  This training program is designed to provide essential knowledge and skills to potential nuclear plant operators and to determine if candidates have the ability to successfully complete the customer’s own operator licensing programs.  The program includes instruction on fundamental sciences (including Generic Fundamentals Examinations “GFES”), plant components, systems, and operations.

Standard classroom training will not provide the efficacy that will be needed nor satisfy the interest level of the new workforce.   In fact, according to the NTL Institute’s statistics on adult learner retention only 5% of information is retained from lecture, and only 10% from reading.  However, 75% retention is accomplished when learners practice by doing.  These statistics support GSE’s contention that a blended learning approach is needed which combines instructor-led training, simulation and visualization in an optimal combination to increase student competency.

Based upon both the potential turnover of personnel in the energy industry, advancements in visualization technologies and price points, as well as learning styles of the next generation of workers, GSE has embarked on a bold strategy to “Change the Way the Energy Industry Learns.”  Over the past few years GSE has engaged in a structured approach to the market.  First, anticipating the needs, the Company made some strategic hires of programmers, engineers, and marketing people experienced in industrial applications of serious gaming technology.  We then piloted a variety of visualization applications to determine market interests.  The next steps are to connect with the right partners and channels to market and then build-out our product portfolio.  To date, products are being developed for a wide variety of applications including a “glass reactor”, which allows students to manipulate the simulation models and see what would happen inside the reactor core, as well as other virtual equipment that can be used for anything from fundamental training to complex maintenance operations.

Case studies demonstrate that the inclusion of “serious gaming” technology such as immersive 3D environments can reduce training time and improve learning significantly.  In fact, the Royal Canadian Army was able to reduce the cost of training and increase the pass rate of students by incorporating gaming into the curriculum.  Due to the advancement of computer processing power and graphics technology, immersive commercially viable off-the-shelf 3D game engines are readily available.  Additionally, this style of learning also lends itself to the next generation workforce, and as such GSE is investing significantly in 3D visualization training products.  Through development efforts already undertaken, GSE’s engineers have discovered how to link our industry-leading, high fidelity models to commercially off-the-shelf game engines.  This enables us to make the invisible visible, for example seeing the inside of an operating reactor, steam generator, or turbine generator.  Blending the learning strategy by incorporating 3D visualization interfacing high fidelity real time simulation models will allow GSE to provide the energy industry with better, faster, less costly training ideally suited for the next generation workforce, which we have branded as Activ3Di™.  In September 2012, the Company introduced the Virtual Flow Loop TrainerTM.  It can cost approximately $1.0 million to construct a brick and mortar flow loop facility for training plant operating and maintenance staff.  The Virtual Flow Loop Trainer is a practical and cost-effective alternative that operates on personal computers across a company’s existing IT infrastructure.  The Virtual Flow Loop Trainer provides the same level of training in a convenient, flexible environment.  The Virtual Flow Loop Trainer is applicable across all industries and learning organizations that need to train their staff and students on both the fundamental and practical operations of a wide variety of pumps, valves, controllers, and instrumentation.  We received our first 3D visualization orders in 2011 and recognized modest revenue from 3D visualization training products in 2012.

EDF Energy has agreed to a new collaboration with GSE which will see GSE’s showcase state-of-the-art technology in EDF Energy’s new flagship training facility at Cannington Court in the south west of England, as well as across the UK.   Alongside the latest in nuclear power station simulation – designed to train and prepare operations employees – GSE will also supply their Activ3Di™ visualization 3D technology to recreate plant environments to deliver virtual reality training on specific maintenance scenarios.

Our EnVision™ products are playing an increasingly important role in the Company’s training products mix for the oil and gas industries.  The interactive multi-media tutorials and simulation models primarily for the petrochemical and oil & gas refining industries provide a foundation in process fundamentals, as well as plant operations and interaction.  The blended learning strategy emphasizes using the right training tools and technology at the right step on the learning ladder to gain optimal performance.  GSE now has a tiered offering when it comes to simulation, as well as a large library of training content in multiple languages.  As a product sale, the EnVision product line garners significantly higher profit margin than GSE’s traditional customized simulator business.  Therefore the Company continues to invest in product development, technical and sales resources.  In addition to new hires, the Company has expanded its network of sales representatives in key geographies including the Middle East, Asia and South America.  In 2012 GSE was able to attract a Tier 1 global refining client, making it the second such client using the EnVision products across its worldwide fleet of refineries.  New products are being developed to address the growing needs in the oil and gas upstream market, servicing the oil and gas production and LNG segments.

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

On April 26, 2010, the Company completed the acquisition of TAS Holdings Ltd (“TAS”).  TAS, located in Stockton-on-Tees in the United Kingdom, provides engineering consulting, specializing in electrical system design, instrumentation and controls engineering and automation engineering. The majority of TAS’s customers reside in the petroleum refining, oil and gas, chemical and petrochemical industries  On March 31, 2012, the Company combined its TAS operations with GSE Systems Ltd, its UK subsidiary.

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

On January 4, 2011, the Company completed the acquisition of EnVision Systems, Inc. (“EnVision”).  EnVision, which has been renamed GSE EnVision LLC, provides interactive multi-media tutorials and simulation models, primarily to the petrochemical and oil & gas refining industries.  EnVision is headquartered in Madison, NJ, has an Indian subsidiary based in Chennai, India, and was founded in 1991.  EnVision’s tutorials and simulation models serve the entry-level training market for the oil & gas refining and specialty chemicals industries.  EnVision’s products provide a foundation in process fundamentals and plant operations and interaction.  EnVision has completed more than 750 installations in over 28 countries and its approximately 130 clients include Shell Oil Company, BP Products North America ("BP"), Total and Chevron.

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

As control system vendors aggressively pursued the replacement of old style control systems and control rooms with modern digital control systems (“DCS”), the fossil simulation market also changed.  Utility customers demanded simulators as part of the control system upgrades, and DCS vendors recognized the value in using simulators early in the design process.  Control strategies and equipment set points are validated on the simulator prior to plant start up to ensure the control schemes work properly and the expected plant performance is achieved.  Performing these tests on a high fidelity simulator saves days or weeks in the plant start up, thereby reducing cost and ensuring quicker revenue generation by the utility.

Industry Future

According to ExxonMobil’s 2012 The Outlook for Energy: A View to 2040, the global demand for energy is expected to rise by 30% by 2040 and by 60% in non-OECD countries.  Electrical generation will account for 40% of global energy consumption.

Viewed as a clean, non-carbon producing source of energy, the public perception of nuclear power became more favorable over the past decade.  The anticipated renaissance was slowed by the economic downturn in 2008, yet nuclear construction worldwide continued.   The natural disasters that caused the destruction of the Fukushima Daiichi plant in Japan dominated the industry news in 2011.  Industry reaction to the event was mixed.  Germany decided to phase out of nuclear power by 2021.  However other countries are continuing to build new nuclear reactors, including the U.S.  In February 2012, the U.S. NRC issued the Combined Operating License for the Vogtle Units 3 & 4 AP1000 reactors for Southern Company.  The Company is building the simulators for those reactors through Westinghouse Electric Company LLC (“Westinghouse”).

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

The Company sees the continued construction of new nuclear plants both domestically and internationally providing significant opportunities for expansion of the Company’s business.  Westinghouse and its consortium team member The Shaw Group are under contract to provide two Westinghouse AP1000™ nuclear power plants at the Vogtle site, located in Burke County, Georgia.  The new units are expected to begin commercial operation in 2016 and 2017.  In addition to the Vogtle plant, the Westinghouse consortium is constructing two AP1000 nuclear power plants at  SCANA Corporation’s V.C. Summer Nuclear Station in Jenkinsville, S.C.

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

The U.S. Department of Energy believes that there is a need and a market in the U.S. for Small Modular Reactors (“SMRs”), and started a program in 2011 to advance the licensing and commercialization of SMR designs.  The anticipated benefits of these designs are lower capital costs, faster construction, scalable power production and enhanced safety.  Two of the primary SMR designers are using the Company’s simulation technology and engineering expertise to help in the early design phase of these plants.

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

Another phenomena affecting the industry is the aging of the nuclear and fossil plant operator workforce which will result in the need for simulation to train the next generation of plant operators.  According to the Center for Energy Workforce Development, an estimated 46% of the current energy industry workforce may need to be replaced by 2015 due to attrition and retirement.  Thus, the industry is faced with an aging workforce at the same time new capacity is needed, thereby placing significant pressure on the industry to find and train the next generation of operations and maintenance personnel.  In their employment outlook for the utilities industry, the Bureau of Labor Statistics states “Because on-the-job training is very intensive in many utilities industry occupations, preparing a new workforce will be one of the industry’s highest priorities during the next decade”.

Therefore, the Company believes that these trends, if they come to fruition in whole or even in part, represent a market opportunity for its real-time simulation, education, training, and engineering services for new plants and next generation learning products and services.

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

The sophistication of the Company’s proprietary simulation technology enables the Company to serve not only the operator training market, but to support the engineering and plant design market.  The Company’s technology is used for multiple purposes in plant design, including creation of the initial plant logic and control design prior to implementation by the DCS (distributed control systems) company; as a test bed for equipment sizing assumptions, and to test the efficacy of the human factors design of the control room screens.

The Company has also developed integrated training solutions which combine the power of the Company’s simulation technology with training content to provide turn-key training for the power and process industries.  These training programs will help industry bridge the gap between university level training and real world experience through simulation.  Recognizing the workforce development challenges facing the power industry, the Company has invested in new learning platforms based upon 3D visualization and serious gaming technology.  This technology has numerous applications from visualizing the complex phenomena inside a nuclear reactor to capturing the experience of a subject matter expert in how to maintain key plant equipment.  This technology is also focused at a new generation of power plant workers that learn differently and expect a more interactive and technology based delivery system.  The result is the Company’s Active 3Di learning environment.

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

♦
GPWRTM, a generic pressurized water reactor full scope simulator, combining GSE’s high fidelity models with a graphical representation of the control panels to provide everything from fundamentals training to systems training for plant operators.  The GPWR can be run on GSE’s VPanel display system or standard PCs.

♦
RELAP5-HD®, a real-time version of the safety analysis code RELAP5 developed by the Idaho National Laboratory.  The Company’s High Definition version of RELAP5 R/T enables the engineers to understand and control all of the internal functions of RELAP5, making this solution unique in the market.

♦
PSA-HDTM, a real-time environment for running the Electric Power Research Institute’s (EPRI) MAAP 5.0 severe accident analysis code.  The MAAP 5.0 code is used by safety analysis engineers to estimate the effects of core damage in beyond design basis scenarios.  PSA-HD provides an integrated  simulator environment that gives engineers and operators a view of the entire plant response to severe accident events and allows for validation of the plant’s Severe Accident Management Guidelines.

♦
SimExec® and OpenSim™, real-time simulation executive systems that control all real-time simulation activities and allow for an off-line software development environment in parallel with the training environment.  OpenSim is targeted for users of Microsoft Windows operating systems, while SimExec is targeted for users of Microsoft Windows, UNIX and Linux operating systems.

♦
SmartTutor™, complementary software for instructor stations.  It provides new capabilities to help improve training methodologies and productivity.  Using Microsoft Smart Tag technology, SmartTutor allows the control of the simulator software directly from Microsoft Office products.  The user can run training scenarios directly from a Microsoft Word document, or he can plot and show transients live within a Microsoft PowerPoint slide.

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

Traditional Simulation Market.  Nuclear power currently accounts for about 20% of the total electrical output in the United States and this percentage will likely remain the same even as total capacity increases.  Any new nuclear power plants with electric output greater than 1,000 megawatts will likely be of the advanced reactor designs created by Westinghouse, General Electric and Areva.  These new designs require new simulators and training programs, as they are different from the nuclear power plant designs currently in operation.  Additionally, the market for Small Modular Reactors, for plants producing 45 megawatts – 200 megawatts will require new simulators and training programs for the same reasons.  In addition to new power plants, existing nuclear power plants will likely be required to remain on-line for a longer period than originally expected.  In order to stay in operation, many plants will require life extension modifications.  Since nearly all existing U.S. nuclear power plants went on-line before 1979, their designs and technology can also benefit from the substantial advances in plant design and technology developed over the past 30 years.  For example, several of the Company’s U.S. utility customers have been replacing their existing hard panel control rooms with modern DCS as are common in fossil fuel plants and which have been implemented in Europe for several years.  Significant changes to control room instrumentation and overall control strategy from hard panel to DCS generally require modification or replacement of the plant simulator.  With the largest installed base of nuclear plant simulators in the world, the Company believes it is uniquely positioned to serve this market segment with new simulation products and services.  GSE has received several projects in the last few years for implementing digital turbine control systems in U.S. plants.

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

Beyond traditional simulator applications are the Company’s Activ3Di 3D products which merge high fidelity simulation with serious gaming and visualization.  The benefits of this combined approach are:

♦	Allows for situated learning
♦	Combines high engagement and powerful content
♦	Triggers profound reflections
♦	Permits a rapid understanding of complex environments
♦	Shows how actions affect context
♦	Avoids repetitiveness and boredom associated with traditional learning methods

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

Building a simulator when the design is not complete presents significant challenges.  The Company is able to accomplish the task because its staff of senior engineers have modeled up to 8 to 10 different power plants in both nuclear and non-nuclear power generation.  This gives the Company the ability to create workable interim solutions until the plant design is finalized.  The key to the Company’s success with this is its large engineering team experienced in nuclear power plant design and operation. Also, the high fidelity modeling products which are necessary to make possible the development of accurate models based on design data gives the plant designer the confidence that the simulator truly represents the performance of the future plant.

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

Competition

The Power Simulation business encounters intense competition.  In the nuclear simulation market, GSE competes directly with larger firms primarily from Canada and France, such as L-3 MAPPS Inc., a subsidiary of L-3 Communications, CORYS T.E.S.S and Western Services Corp.  In the fossil simulation market, the Company competes with numerous smaller companies in the U.S. and overseas.  Several of the Company’s competitors have greater capital and other resources than it has, including, among other advantages, more personnel and greater marketing, financial, technical and research and development capabilities.  Customer purchasing decisions are generally based upon price, the quality of the technology, experience in related projects, and the financial stability of the supplier.

Customers

For more than 40 years, the Company has been developing next-generation, custom training simulation technologies.  Since we built the first commercial full-scope nuclear power plant simulator in 1971, the Company has completed more than 1,100 installations in 50 countries and have built more full-scope power plant simulators than all of our competitors combined.  In 2012, approximately 70% of the Company’s revenue was generated from end users outside the United States.  Customers include, among others, ABB Inc., American Electric Power, Bernische Kraftwerke AG (Switzerland), British Energy Generation Ltd. (UK), Comisión Federal de Electricidad (Mexico), Concern Titan-2 (Russia), Emerson Process Management, Georgia Power,  Kärnkraftsäkerhet och Utbildning AB (Sweden), Kraftwerks–Simulator-Gesellschaft mbH (Germany), Nuclear Engineering Ltd. (Japan), PSEG Nuclear, Inc., Slovenské elektrárne, a.s. (Slovakia),  and Westinghouse Electric Co.

The following Power Simulation customers have provided more than 10% of the Company’s consolidated revenue for the indicated periods:

	Years ended December 31,
	2012	2011	2010
Slovenské elektrárne, a.s.	6.5%	10.0%	22.1%
Emerson Process Management	4.7%	6.8%	11.1%

Sales and Marketing

The Company markets its Power Simulation products and services through a network of direct sales staff, agents and representatives, systems integrators and strategic alliance partners. Market-oriented business and customer development teams define and implement specific campaigns to pursue opportunities in the power marketplace.

In 2012 the Company launched an expanded marketing program.  Primary and secondary market research was conducted to determine key buying decisions of the Company’s customers across the nuclear and thermal power generation markets as well as the process industries.  The result was a clearer understanding of the Company’s unique value in industry specialists, bandwidth of technical resources and technological offerings.  The secondary research pointed out the need to promote the Company’s broad range of solutions across all segments of the energy industry to deal with engineering, simulation and training needs.

The result of the research was the development of a new brand statement that builds from a solid history of industry-leading high-fidelity experience and tangible simulation results.  The Company can help customers achieve, design, train and operate with performance excellence using the next level turnkey and modular solutions for training, simulation and engineering.

In addition to the brand statement, the Company updated its corporate logo, tagline, and website to better reflect its brand promise.

The Company has also launched a proactive public relations program, issuing more non-financial press releases aimed at product development and delivery, as well as the Company’s role in numerous industry trade shows and technical conferences.  A social media communications plan has been launched to build a stronger presence across all media as they play a critical role in marketing communications, and reflect how the customer base finds information about the company.

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

Industry investment in the oil and gas sector is shifting towards the upstream segment of the industry.  This includes gas oil separation, shipment and storage, liquefied natural gas process and gas to liquids.  According to the IBISWorld, The Global Oil and Gas Exploration and Production Market Research Report, the upstream industry generated revenue of $4.37 trillion in 2012. This is up from $3.03 trillion in 2007, yielding annualized growth of 7.5%.  Revenue expanded 11.7% in 2012, building on extremely large gains over the past two years, when prices surged.

GSE’s Solutions

The acquisitions of TAS Engineering Consultants Ltd. (“TAS) and EnVision Systems, Inc. (“EnVision”), combined with the Company’s traditional simulation capabilities, enables the Company to offer a full spectrum of training, simulation and engineering solutions.  GSE offers interactive multimedia tutorials and simulation models for teaching the fundamentals of various refinery and petrochemical plant operations, dynamic real-time simulation capabilities for process operator training and plant design validation and verification, and consultancy services for engineering design and safety regulations compliance.

With the acquisition of EnVision on January 4, 2011 (subsequently renamed GSE EnVision LLC), GSE now offers a full range of training products for the oil & gas, refining, petrochemical and specialty chemicals industry.  The EnVision suite of products provides Computer Based Tutorials and Process Specific Simulation Models to provide a sound fundamental knowledge of key processes and equipment.  These products support both self-paced and instructor led learning environments.   Each product fits a specific purpose and phase of the training cycle.

In 2012, EnVision landed a global contract with BP Products North America to provide a wide variety of computer based tutorials and generic simulation models to assist in the core fundamental operations training for control room operators, instrumentation and maintenance technicians and process engineers in nine of BP’s Refinery and Ethylene plants.  The total value of this multi-year contract is $3.64 million.

To address the custom operator training simulator market, GSE provides JPro™ which consists of an integrated software suite that can build, test and run simulation models, dynamically and in real time.  These models are used for process and control system design, process scale up and evaluation, engineering study, advanced process control and operator training.  The models can be used alone or connected to virtually any control system.  JPro provides an easier to use interface to the same highly sophisticated model building environment of SimSuite Pro™.  JPro uses the same interface as GSE’s JADE tool suite, thereby making it easier for customers of integrated gasification and combined cycle and other plants that require a combination of chemical plant and power plant modeling capabilities.

In 2012, the Company combined its TAS operations with GSE Systems Ltd, its UK subsiderary to leverage the worldwide product offering of GSE.  GSE UK is a UK supplier of engineering consultancy services which satisfy many of the needs of high availability, high hazard industries typified by a requirement to register under Control of Major Hazard Accident (COMAH) legislation in the United Kingdom. GSE UK's key engineering consultancy offerings include:

♦	Arc flash hazard studies,
♦	Electrical safety management,
♦	Functional safety (IEC 61508) support,
♦	Potentially explosive atmosphere support,
♦	Alarm management, and
♦	Preventative maintenance procedures incorporating human factors.

Building on client relationships developed in the provision of specialist consultancy, GSE UK seeks to develop long term relationships based on support in electrical, instrumentation, control and automation projects, electrical switchgear replacement and new automation systems.

In 2012, GSE UK delivered Arc Flash studies across 23 sites in Europe, the Middle East and Africa to a global tooling, engineered components and advanced materials supplier.  The Company expects to undertake studies for the same organization in 2013 across their Asian facilities and is developing relationships with other major companies for similar services.

The GSE culture and expertise is one of customized project execution and delivery.  This marketplace places a high value on experience, both company-wide and for the individuals on the project teams, so GSE promotes its long history in training simulators, while also seeking new applications.

To address the upstream market potential, the Company is developing simulation and computer based tutorial solutions for the most common gas oil separation process used by most oil and gas producers.  These standard products will be part of the Company’s EnVision product line and will be released for sale in the second half of 2013.

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

♦
Industry Expertise.  GSE is a leading innovator and developer of real-time software with more than 40 years of experience producing high fidelity real-time simulators.  As a result, the Company has acquired substantial applications expertise in the energy and industrial process industries.  The Company employs a highly educated and experienced multinational workforce of 246 employees, including approximately 184 engineers and scientists.  Of the 184 engineers, approximately 46% of these engineers and scientists have advanced science and technical degrees in fields such as chemical, mechanical and electrical engineering, applied mathematics and computer sciences, while an additional 33% have master degrees, and another 11% have doctorate degrees in the aforementioned fields.

♦
Proprietary Software Tools.  GSE has developed a library of proprietary software tools including auto-code generators and system models that substantially facilitate and expedite the design, production and integration, testing and modification of software and systems.  These tools are used to automatically generate the computer code and systems models required for specific functions commonly used in simulation applications, thereby enabling it or its customers to develop high fidelity real-time software quickly, accurately and at lower costs.  The Company has a substantial library of Process Specific Simulation models and Computer Based Learning Modules aimed at the oil and gas, refining and specialty chemicals market.

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

♦
International Strengths.  Approximately 70% of the Company’s 2012 revenue was derived from international sales of its products and services.  GSE has a multinational sales force with offices located in Beijing, China, Nyköping, Sweden, Stockton-on-Tees, UK, Chennai, India and agents, representatives and partners in 20 other countries.  To capitalize on international opportunities and penetrate foreign markets, the Company has established strategic alliances and partnerships with several foreign entities and universities.

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

GSE has seven registered U.S. trademarks:  GSE Systems®, JTOPMERET®, Openexec®, RELAP5-HD®, REMITS-Real-Time Emergency Management Interactive Training System®, RETACT®, and SimExec®.  Some of these trademarks have also been registered in foreign countries.  The Company also claims trademark rights to BRUS™, ESmart™, GAARDS™, GCONTROL+™, GFLOW+™, GLOGIC+™, GPower+™, ISIS™, Java Application and Development Environment (JADE)™, OpenSim™, PEGASUS Plant Surveillance and Diagnosis System™, PSA-HD™, RACS™, Sens Base™, SIMON™, SimSuite Power™, SimSuite Pro™, SmartTutor™, THOR™, VPanel ™, Vista PIN™, and Xtreme I/S™.

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

Industries Served.

The following chart illustrates the approximate percentage of the Company's 2012, 2011, and 2010 consolidated revenue by industries served:

	2012	2011	2010
Nuclear power industry	59%	67%	72%
Fossil fuel power industry	19%	16%	18%
Process industry	19%	15%	8%
Training and education industry	3%	2%	2%
Total	100%	100%	100%

Contract Backlog.

The Company does not reflect an order in backlog until it has received a contract that specifies the terms and milestone delivery dates or other payment terms.  As of December 31, 2012, the Company’s aggregate contract backlog totaled approximately $51.9 million of which approximately $36.2 million or 69.7% is expected to be converted to revenue by December 31, 2013.  As of December 31, 2011, the Company’s aggregate contract backlog totaled approximately $51.5 million.

Employees.

As of December 31, 2012, the Company had 246 employees as compared to 262 employees at December 31, 2011.

ITEM 1A.	RISK FACTORS.

The following are some of the factors that we believe could cause our actual results to differ materially from historical results and from the results contemplated by the forward-looking statements contained in this report and other public statements made by us.  Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.  Most of these risks are generally beyond our control.  If any of the risks or uncertainties described below, or any such additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.  The following information should be read in conjunction with Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes under Item 8 Financial Statements and Supplementary Data.

Our business is largely dependent on sales to the nuclear power industry.  Any disruption in this industry would have a material adverse effect upon our revenue.

In 2012, 59% of GSE’s revenue was from customers in the nuclear power industry (67% in 2011 and 72% in 2010).  The Company expects to derive a significant portion of its revenue from customers in the nuclear power industry for the foreseeable future.  The Company’s ability to supply nuclear power plant simulators and related products and services is dependent on the continued operation of nuclear power plants and, to a lesser extent, on the construction of new nuclear power plants.  A wide range of factors affect the continued operation and construction of nuclear power plants, including the political and regulatory environment, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, such as the one which occurred at the Fukushima Daiichi nuclear plant in 2011, and general economic conditions.

Our sales to foreign customers expose us to risks associated with operating internationally.

Sales of products and services to end users outside the United States accounted for approximately 70% of the Company’s consolidated revenue in 2012, 66% of consolidated revenue in 2011, and 71% of consolidated revenue in 2010.  Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

♦	export regulations that could erode profit margins or restrict exports;

♦	compliance with the U.S. Foreign Corrupt Practices Act and similar non-U.S. regulations;

♦	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

♦	contract award and funding delays;

♦	potential restrictions on transfers of funds;

♦	potential difficulties in accounts receivable collection;

♦	currency fluctuations;

♦	import and export duties and value added taxes;

♦	transportation delays and interruptions;

♦	difficulties involving strategic alliances and managing foreign sales agents or representatives;

♦	uncertainties arising from foreign local business practices and cultural considerations; and

♦	potential military conflicts and political risks.

While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our foreign business, we cannot ensure that such measures will be adequate.  The following countries have provided more than 10% of our consolidated revenue for the indicated period:

	Year Ended December 31,
	2012	2011	2010
United Kingdom	16%	12%	5%
People's Republic of China	11%	5%	4%
Japan	9%	13%	9%
Federal Republic of Germany	8%	12%	9%
Slovak Republic	6%	10%	22%

Our expense levels are based upon our expectations as to future revenue, so we may be unable to adjust spending to compensate for a revenue shortfall.  Accordingly, any revenue shortfall would likely have a disproportionate effect on our operating results.

Our revenue was $52.2 million, $51.1 million, and $47.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.  Our operating income (loss) was $2.0 million, $2.2 million, and $(1.2) million for the years ended December 31, 2012, 2011, and 2010, respectively.  Our operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of new products and enhancements by us and our competitors, and fluctuating global economic conditions.  Since our expense levels are based in part on our expectations as to future revenue and includes certain fixed costs, we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall and such revenue shortfalls would likely have a disproportionate adverse effect on our operating results.

Our backlog is subject to reduction and cancellation.

Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog as of December 31, 2012 and 2011 was $51.9 million and $51.5 million, respectively.  Our backlog is subject to fluctuations and is not necessarily indicative of future backlog or sales.  Moreover, cancellations of purchase orders or reductions of the services requested in existing contracts could substantially and materially reduce our backlog and, consequently, future revenues.  Our failure to replace canceled or reduced backlog would have an adverse effect on our operating results.

We are a party to fixed price contracts and will enter into similar contracts in the future, which could result in reduced profits or losses if we are not able to accurately estimate or control costs.

A significant portion of our revenue is attributable to contracts entered into on a fixed price basis, which allows us to benefit from cost savings, but we carry the burden of cost overruns.  If our initial estimates are incorrect, or if unanticipated circumstances arise, we could experience cost overruns which would result in reduced profits or even result in losses on these contracts.  Our financial condition is dependent upon our ability to maximize our earnings from our contracts.  Lower earnings or losses caused by cost overruns could have a negative impact on our financial results.

Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses.  Under cost-reimbursable contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based.  However, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs.

Our inability to successfully estimate and manage costs on each of these contract types may materially and adversely affect our financial condition.

We are dependent on product innovation and research and development, which costs are incurred prior to revenue for new products and improvements.

We believe that our success will depend in large part on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer needs.  Our product development activities are aimed at the development and expansion of our library of software modeling tools, the improvement of our display systems and workstation technologies, and the advancement and upgrading of our simulation technology.  The life cycles for software modeling tools, graphical user interfaces, and simulation technology are variable and largely determined by competitive pressures.  Consequently, we will need to continue to make significant investments in research and development to enhance and expand our capabilities in these areas and to maintain our competitive advantage.

We use derivative instruments in the normal course of our business which could result in financial losses that negatively impact our net income.

We periodically enter into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  We could recognize financial losses as a result of volatility in the market values of these contracts or if a counterparty fails to perform.  We attempt to minimize credit exposure by limiting counterparties to internationally recognized financial institutions.

We issue performance bonds and bid bonds in the normal course of our business which could result in financial losses that negatively impact our net income.

We are often required to issue performance bonds to our customers as a normal part of our business activities.  Our customers may have the ability to draw upon these performance bonds in the event we fail to cure a material breach of the contract within 30 days of receiving notice from the customer regarding the nature of the breach.  As of December 31, 2012, we had issued bid and performance bonds on fifteen contracts totaling $6.0 million, of which $1.8 million have been cash collateralized; the largest of these performance bonds was for $2.5 million.  Although we expect no material breaches to occur on these contracts, if such a breach were to occur and we failed to cure such breach, we could incur a loss of up to $6.0 million.

We rely upon our intellectual property rights for the success of our business; however, the steps we have taken to protect our intellectual property may be inadequate.

Although we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are important to establishing and maintaining a technological leadership position, our business depends, in part, on our intellectual property rights in our proprietary technology and information.  We rely upon a combination of trade secret, copyright, and trademark law, contractual arrangements and technical means to protect our intellectual property rights.  We enter into confidentiality agreements with our employees, consultants, joint venture and alliance partners, customers and other third parties that are granted access to our proprietary information, and limit access to and distribution of our proprietary information.  There can be no assurance, however, that we have protected or will be able to protect our proprietary technology and information adequately, that the unauthorized disclosure or use of our proprietary information will be prevented, that others have not or will not develop similar technology or information independently, or, to the extent we own any patents in the future, that others have not or will not be able to design around those future patents.  Furthermore, the laws of certain countries in which our products are sold do not protect our products and intellectual property rights to the same extent as the laws of the United States.

The industries in which we operate are highly competitive.  This competition may prevent us from raising prices at the same pace at which our costs increase.

Our businesses operate in highly competitive environments with both domestic and foreign competitors, many of whom have substantially greater financial, marketing and other resources than we do. The principal factors affecting competition include price, technological proficiency, ease of system configuration, product reliability, applications expertise, engineering support, local presence and financial stability.  We believe  competition in the simulation fields may further intensify in the future as a result of advances in technology, consolidations and/or strategic alliances among competitors, increased costs required to develop new technology and the increasing importance of software content in systems and products.  As our business has a significant international component, changes in the value of the dollar could adversely affect our ability to compete internationally.

We may encounter difficulties in effectively integrating acquired businesses.

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

A failure to attract and retain technical personnel could reduce our revenue and our operational effectiveness.

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

The nuclear power industry, our largest customer group, is associated with a number of hazards which could create significant liabilities.

Our business could expose us to third party claims with respect to product, environmental and other similar liabilities.  Although we have sought protection from these potential liabilities through a variety of legal and contractual provisions as well as through liability insurance, the effectiveness of such protections has not been fully tested. Certain of our products and services are used by the nuclear power industry primarily in operator training.  Although our contracts for such products and services typically contain provisions designed to protect us from potential liabilities associated with such use, there can be no assurance that we  would not be materially adversely affected by claims or actions which may potentially arise.

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

Third-party claims that we infringe the intellectual property rights of others may be costly to defend or settle and could damage our business.

We cannot be certain that our software and services do not infringe issued patents, copyrights, trademarks or other intellectual property rights of third parties. We may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of intellectual property rights of third parties by us or our licensees concerning their use of our software products and integration technologies and services. Third parties may bring claims of infringement against us. Because our software is integrated with our customers' networks and business processes, as well as other software applications, third parties may bring claims of infringement against us, as well as our customers and other software suppliers, if the cause of the alleged infringement cannot easily be determined.

Claims of alleged infringement may have a material adverse effect on our business and may discourage potential customers from doing business with us on acceptable terms, if at all. Defending against claims of infringement may be time-consuming and may result in substantial costs and diversion of resources, including our management's attention to our business. Furthermore, a party making an infringement claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. Claims of intellectual property infringement also might require us to enter costly royalty or license agreements. We may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Our business, operating results and financial condition could be harmed significantly if any of these events occurred, and the price of our common stock could be adversely affected.  In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. Although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us from, liability that may be imposed under any of the types of claims described above.

We are subject to a wide variety of laws and regulations.

Our businesses are subject to regulation by U.S. federal and state laws and foreign laws, regulations and policies.  Changes to laws or regulations may require us to modify our business objectives if existing practices become more restricted, subject to escalating costs or prohibited outright. Particular risks include regulatory risks arising from federal laws, such as laws regarding export of sensitive technologies or technical information.  Our business and the industries in which we operate are also at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages.

Our stockholder protection rights agreement and classified Board of Directors could deter acquisition proposals and make it difficult for a third party to acquire control of the Company, which could have a negative effect on the price of our Common Stock.

We have a stockholder protection rights agreement and a classified Board of Directors, which could discourage potential acquisition proposals and could delay or prevent a change in control.  This deterrent could adversely affect the price of our Common Stock and make it difficult to affect a change in the composition of the Board of Directors or a change in management of the Company.

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

A sustained decline in the price of our common stock or weaker than forecasted operating results could result in an impairment of our goodwill.

In conjunction with business acquisitions, we record goodwill at fair value and review its fair value for impairment annually as of November 30, or on an interim basis if impairment indicators are present, such as a significant reduction in the Company’s market capitalization, significant declines in operating performance or disruptions to the business that could reduce the Company’s future cash flow.  A quantitative assessment of goodwill was performed as of November 30, 2012 using several market-based valuation approaches as well as utilizing an income-based approach that discounts future cash flows of the Company.   Based on the results of our assessment, we determined that there was no impairment of our goodwill at November 30, 2012.  However, we can provide no assurance that we will not have an impairment charge in future periods as the result of changing conditions.   See Note 4 to our Consolidated Financial Statement for information regarding our goodwill.

We have identified, and may identify in the future, a material weakness in our internal control over financial reporting, which may require us to divert management resources to remediate this material weakness.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2012.  In late 2012, the Company implemented a new system for financial reporting and accumulation of financial data.  The new financial system is a significant component of the Company’s internal control over financial reporting, but was not adopted in response to any deficiency in our internal controls.    As of December 31, 2012, we had not completed the evaluation of the completeness, design and operating effectiveness of the internal controls over the new financial system.  As a result of this material weakness in our internal control over financial reporting, we performed additional review and analysis over our consolidated financial statements for the year ended December 31, 2012.  As a result of these procedures, we believe that our consolidated financial statements are presented in accordance with U.S. GAAP. We are currently in the process of completing our evaluation of the completeness, design and operating effectiveness of the new financial system.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

It is possible that additional control deficiencies may be identified in addition to, or that are unrelated to, the material weakness described above in future periods.  Such material control weaknesses could, among other things, cause us to fail to identify and correct material misstatements in our financial reporting, prevent us from filing our periodic reports with the SEC on a timely basis which could have a material adverse effect on our ability to access capital markets, or prevent us from avoiding or detecting fraud.  It is possible that we would need to incur additional costs and/or divert management resources to correct such material control weaknesses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company is headquartered in a facility in Sykesville, Maryland (approximately 40,000 square feet). The lease for this facility expires on June 30, 2018.

In addition, the Company leases office space domestically in St. Marys, Georgia, Madison, New Jersey, Cary, North Carolina and Tarrytown, New York and internationally in Beijing, China, Chennai, India, Nyköping, Sweden and Stockton-on-Tees, England.  The Company leases these facilities for terms ending between 2013 and 2018.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the NYSE MKT Stock Exchange, where it trades under the symbol “GVP”.  The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s common stock reported by the NYSE MKT Stock Exchange for each full quarterly period within the two most recent fiscal years:

	2012

Quarter	High	Low
First	$2.43	$1.71
Second	$2.88	$2.07
Third	$2.38	$1.86
Fourth	$2.20	$1.76

	2011

Quarter	High	Low
First	$3.85	$1.90
Second	$2.40	$2.13
Third	$2.36	$1.64
Fourth	$2.10	$1.54

The following table sets forth the equity compensation plan information for the year ended December 31, 2012:

Number of Securities
	Number of Securities to	Weighted Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under Equity
	of Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,070,803	$3.40	836,883
Equity compensation plans not approved by security holders	--	$ --	--
Total	3,070,803	$3.40	836,883

There were approximately 944 holders of record of the common stock as of December 31, 2012. The Company has never declared or paid a cash dividend on its common stock.  The Company currently intends to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future on its common stock.

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

Issuer Purchases of Equity Securities

On March 21, 2011, the Board of Directors authorized the purchase of up to $3.0 million of the Company’s common stock in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.  During the year ended December 31, 2011, the Company repurchased 824,374 shares at an aggregate cost of $1.6 million.  During the year ended December 31, 2012, the Company repurchased 280,113 shares at an aggregate cost of $531,000.

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1 - January 31	68,684	$1.87	893,058	$ 1,222,521
February 1 - February 28	59,878	$1.89	952,936	$ 1,109,569
March 1 - March 31	33,825	$1.81	986,761	$ 1,048,231
April 1 - April 31	-	$-	986,761	$ 1,048,231
May 1 - May 31	-	$-	986,761	$ 1,048,231
June 1 - June 30	-	$-	986,761	$ 1,048,231
July 1 - July 31	-	$-	986,761	$ 1,048,231
August 1 - August 31	33,200	$1.98	1,019,961	$ 982,565
September 1 - September 30	27,500	$1.95	1,047,461	$ 928,905
October 1 - October 31	15,400	$1.95	1,062,861	$ 898,824
November 1 - November 30	30,220	$1.87	1,093,081	$ 842,238
December 1 - December 31	11,406	$1.97	1,104,487	$ 819,773

Performance Graph

The following graph compares the Company’s cumulative total shareholder return since December 31, 2007 through December 31, 2012 with that of the NYSE MKT Composite Index and a peer group index.  The Peer Group consists of companies selected on a line-of-business basis and includes Aspen Technology, Inc., L-3 Communications Holdings and Honeywell International.  The graph assumes an initial investment of $100 on December 31, 2007 in the Company’s common stock and each index.  There were no dividends declared or paid by the Company during the five year period.  The Company has never paid a dividend on its common stock.  The indices are re-weighted daily, using the market capitalization on the previous tracking day.  The comparisons shown in the graph below are based upon historical data.  The stock price performance shown in the graph below is not necessarily indicative of, or intended to forecast, the potential future performance of the Company’s common stock.  The graph was prepared for the Company by Research Data Group, Inc.

	12/07	12/08	12/09	12/10	12/11	12/12
GSE Systems, Inc.	100.00	57.62	53.52	35.35	19.04	21.09
NYSE MKT Composite	100.00	62.15	82.82	104.10	112.59	121.01
Peer Group	100.00	57.94	71.21	89.16	93.03	113.11

ITEM 6.	SELECTED FINANCIAL DATA.

Historical consolidated results of operations and balance sheet data presented below have been derived from the historical financial statements of the Company.  This information should be read in connection with the Company’s consolidated financial statements.

(in thousands, except per share data)	Years ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations:
Contract revenue	$52,246	$51,126	$47,213	$40,060	$29,004
Cost of revenue	34,509	34,781	36,081	29,736	21,187
Gross profit	17,737	16,345	11,132	10,324	7,817
Operating expenses:
Selling, general and administrative	14,865	12,672	11,683	7,749	7,383
ESA related charges	-	-	-	1,508	-
Depreciation	562	497	579	504	446
Amortization of definite-lived
intangible assets	313	948	102	-	-
Total operating expenses	15,740	14,117	12,364	9,761	7,829
Operating income (loss)	1,997	2,228	(1,232)	563	(12)
Interest income, net	162	131	19	56	130
ESA related charges	-	-	-	(865)	-
Gain (loss) on derivative instruments	(121)	(68)	(913)	763	(453)
Other income (expense), net	(175)	72	83	(397)	(226)
Income (loss) before income taxes	1,863	2,363	(2,043)	120	(561)
Provision (benefit) for income taxes	689	(438)	206	917	129
Net income (loss)	$1,174	$2,801	$(2,249)	$(797)	$(690)

Basic income (loss) per common share (1)	$0.06	$0.15	$(0.12)	$(0.05)	$(0.04)

Diluted income (loss) per common share (1)	$0.06	$0.15	$(0.12)	$(0.05)	$(0.04)

Weighted average common shares outstanding:
-Basic	18,384	18,952	18,975	16,938	15,747
-Diluted	18,458	19,123	18,975	16,938	15,747

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet data:
Working capital	$29,782	$30,240	$30,040	$31,469	$13,888
Total assets	62,564	58,815	53,614	49,520	31,015
Long-term liabilities	1,459	2,352	799	206	906
Stockholders' equity	40,830	38,783	36,906	37,143	20,700

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenue Recognition on Long-Term Contracts.  The majority of the Company’s revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts.  In accordance with U.S. generally accepted accounting principles (“GAAP”), the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method.  This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project.  Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified.  Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.

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

Capitalization of Computer Software Development Costs.  In accordance with U.S. generally accepted accounting principles, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers.   Once the product is available to be sold, the Company amortizes the costs, on a straight line method, over the three year estimated useful life of the product.  As of December 31, 2012, the Company has net capitalized software development costs of $2.4 million.  On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software development costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows.  The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations.  Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company’s consolidated balance sheet.

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

Deferred Income Tax Valuation Allowance.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Management makes a regular assessment of the realizability of the Company’s deferred tax assets.  In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment.  A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value.  As of December 31, 2012, the Company’s largest deferred tax asset of $4.4 million primarily relates to a U.S. net operating loss carryforward of $12.0 million which expires in various amounts between 2017 and 2030.  The amount of U.S. loss carryforward which can be used by the Company each year is limited due to changes in the Company’s ownership which occurred in 2003.  Thus, a portion of the Company’s loss carryforward may expire unutilized.  We believe that the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its net deferred tax assets.  However, other than a portion of the net deferred tax assets that are related to the Company’s Indian and Chinese subsidiaries, the recovery of the net deferred tax assets could not be substantiated by currently available objective evidence.  Accordingly, the Company has established a $7.0 million valuation allowance for its net deferred tax assets.

The decrease in revenue generated from the Slovak utility order was partially offset by growth in EnVision sales.   EnVision product revenue increased from $2.5 million in 2011 to $3.9 million in 2012.  In 2012, the Company received a $3.7 million contract to provide EnVision simulation and computer-based learning modules to a subsidiary of a global energy services company.  Revenue generated by this contract totaled $2.5 million in 2012.

Results of Operations.

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of contract revenue.

($ in thousands)	Years ended December 31,
	2012	%	2011	%	2010	%
Contract revenue	$ 52,246	100.0%	$ 51,126	100.0%	$ 47,213	100.0%
Cost of revenue	34,509	66.1%	34,781	68.0%	36,081	76.4%

Gross profit	17,737	33.9%	16,345	32.0%	11,132	23.6%
Operating expenses:
Selling, general and administrative	14,865	28.5%	12,672	24.8%	11,683	24.7%
Depreciation	562	1.1%	497	1.0%	579	1.2%
Amortization of definite-lived intangible assets	313	0.6%	948	1.9%	102	0.2%
Total operating expenses	15,740	30.2%	14,117	27.7%	12,364	26.1%

Operating income (loss)	1,997	3.7%	2,228	4.3%	(1,232)	(2.6)%

Interest income, net	162	0.3%	131	0.3%	19	0.0%
Loss on derivative instruments	(121)	(0.2)%	(68)	(0.1)%	(913)	(1.9)%
Other income (expense), net	(175)	(0.3)%	72	0.1%	83	0.3%

Income (loss) before income taxes	1,863	3.5%	2,363	4.6%	(2,043)	(4.3)%
Provision (benefit) for income taxes	689	1.3%	(438)	(0.9)%	206	0.4%

Net income (loss)	$ 1,174	2.2%	$ 2,801	5.5%	$ (2,249)	(4.8)%

Comparison of the Years Ended December 31, 2012 to December 31, 2011.
Contract Revenue. Contract revenue for the year ended December 31, 2012 totaled $52.2 million, which was 2.2% higher than the $51.1 million of revenue for the year ended December 31, 2011.  The Company recorded total orders of $52.7 million in the year ended December 31, 2012 as compared to $44.4 million in the year ended December 31, 2011.  Included in the 2012 and 2011 orders were $9.3 million and $3.0 million in change orders, respectively, for a contract to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia.  The 2012 change orders increased the total contract value to $36.0 million and included a provision which waived all previous claims related to this contract.  In the years ended December 31, 2012 and 2011, the Company recognized $3.3 million and $5.0 million of contract revenue, respectively, on this project using the percentage-of-completion method, which accounted for 6.3% and 10.0% of the Company’s consolidated revenue, respectively.  In addition, revenue generated from various contracts that the Company has received from a German customer decreased by approximately $2.8 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011.  Partially offsetting these decreases in revenue were the following: EnVision product revenue increased from $2.5 million in 2011 to $3.9 million in 2012.  In 2012, the Company received a $3.7 million contract to provide EnVision simulation and computer-based learning modules to a subsidiary of a global energy services company.  Revenue generated by this contract totaled $2.5 million in 2012.  GSE UK’s revenue increased $1.3 million from 2011 to 2012 mainly due to a large engineering consultancy contract received during 2012.  In addition, GSE Power Systems, AB’s, a Swedish Corporation, revenue increased $1.2 million from 2011 to 2012 primarily due to an increase in fossil simulation revenue.

At December 31, 2012, the Company’s backlog was $51.9 million, of which $11.7 million related to the Slovakia contract.  The Company’s backlog increased 0.8% from December 31, 2011 when the Company’s backlog totaled $51.5 million.

Gross Profit.  Gross profit totaled $17.7 million for the year ended December 31, 2012 as compared to $16.3 million for the year ended December 31, 2011.  As a percentage of revenue, gross profit increased from 32.0% for the twelve months ended December 31, 2011 to 33.9% for the twelve months ended December 31, 2012. The increase in gross margin reflects the following items:

The lower-margined $36.0 million full scope simulator and digital control system order received in 2009 from a Slovak utility made up 6.3% of the Company’s total revenue in 2012 as compared to 10.0% of revenue in 2011.  The $9.3 million change order from the Slovak utility received during 2012 increased the overall gross profit on the project and generated an additional $500,000 in gross profit on the project for the year ended December 31, 2012.  In addition, the increased EnVision product revenue generated in 2012 as compared to 2011, which has an overall gross profit significantly higher than the Company’s normal gross profit, attributed to the increase in the gross profit for the year ended December 31, 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $14.9 million and $12.7 million for the years ended December 31, 2012 and 2011, respectively.  Fluctuations in the components of SG&A spending were as follows:

♦
Business development and marketing costs increased from $5.6 million for the year ended December 31, 2011 to $6.8 million in the year ended December 31, 2012.  During 2012, the Company hired an additional three business development resources in the United States and hired two additional business development resources in Europe as compared to the prior year.  During 2012, the Company held its biennial Simworld International Users Conference in Dubai and launched an expanded marketing and public relations program.  Costs related to these programs totaled $382,000 for the year ended December 31, 2012.  Bidding and proposal costs, which are the costs of operations personnel assisting with the preparation of contract proposals totaled $1.8 million for the year ended December 31, 2012, a $300,000 increase from the prior year.

♦
The Company’s general and administrative expenses totaled $7.0 million and $6.0 million for the years ended December 31, 2012 and 2011, respectively.  The increase of $1.0 million is primarily attributable to the following:

o
The change in the fair value of contingent consideration related to the TAS and EnVision acquisitions resulted in expenses of $354,000 for the year ended December 31, 2012, as compared to a gain of $322,000 for the year ended December 31, 2011.

o	The Company implemented a global Enterprise Resource Planning system 2012. Costs related to the support and maintenance of this implementation totaled $396,000.
o
The Company incurred $0 and $206,000 of expenses related to its acquisition efforts for the years ended December 31, 2012 and 2011, respectively.  These acquisition costs were composed of legal, travel, due diligence, valuation and audit expenses.

♦

Gross spending on software product development (“development”) expenses, for the twelve months ended December 31, 2012 totaled $2.4 million, as compared to $1.8 million for the twelve months ended December 31, 2011.  The Company capitalized $1.3 million and $838,000 for the twelve months ended December 31, 2012 and 2011, respectively.  Net development spending increased from $1.0 million for the twelve months ended December 31, 2011 to $1.1 million for the twelve months ended December 31, 2012.

o
The Company created a 3D visualization team in January 2011 to develop 3D technology to add to our training programs.  The Company incurred $334,000 and $300,000 of costs related to this effort for the twelve months ended December 31, 2012 and 2011, respectively.

o
EnVision added an additional resource to its development team in 2012 and also began working on several new advancements mainly related to a gas-oil separation process  and an upstream amine treatment unit.  EnVision incurred $465,000 and $90,000 of development expense for the twelve months ended December 31, 2012 and 2011, respectively.

o
Spending on other software product development totaled $1.6 million for the twelve months ended December 31, 2012.  For the twelve months ended December 31, 2011, development expense totaled $1.5 million.  The Company’s development expenses were mainly related to advancements on a new configuration management system which is a central data warehouse that supports various forms of data on a simulator, new feature enhancements to our JADE platform, and advancements to our PSA-HD severe accident platform.

Depreciation.  Depreciation expense totaled $562,000 and $497,000 for the years ended December 31, 2012 and 2011, respectively.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $313,000 and $948,000 for the years ended December 31, 2012 and 2011, respectively.  Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contractual customer relationships and contract backlog, which are recognized in proportion to the related projected revenue streams.  In 2011, the Company accelerated the amortization expense related to one of TAS' customer relationships due to the completion of the customer contract.  The acceleration resulted in an additional $116,000 on amortization expense in 2011.

Operating Income.  The Company had operating income of $2.0 million (3.7% of revenue) in the year ended December 31, 2012, as compared with an operating income of $2.2 million (4.3% of revenue) for the year ended December 31, 2011.  The variances were due to the factors outlined above.

Interest Income, Net.  The Company’s interest income, net totaled $162,000 and $131,000 for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had a revolving credit agreement for a revolving line of credit with Susquehanna which is scheduled to expire on November 1, 2013.  The credit facility enables the Company to borrow funds to support working capital needs and to collateralize letters of credit which will be issued as performance bonds.  The line of credit, which is in the principal amount of up to $7.5 million, bears interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 ½%.

The deferred financing costs incurred when the Susquehanna line of credit was first established in 2011 are amortized over the two-year term of the line of credit.  Amortization began in November 2011.  Amortization of deferred financing costs totaled $12,000 and $2,000 for the twelve months ended December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the Company had approximately $1.8 million and $4.2 million, respectively, of cash in certificates of deposit and escrow accounts with Susquehanna and Bank of America, respectively,  that were being used as collateral for various bid and performance bonds.  An additional $0.8 million and $1.8 million were held in other certificates of deposit as of December 31, 2012, and 2011, respectively.  The Company recorded interest income of $29,000 and $27,000 from the certificates of deposit and escrow accounts in the years ended December 31, 2012 and 2011, respectively.

The Company had $16.4 million and $8.2 million deposited in an unrestricted money market account with Susquehanna on December 31, 2012 and December 31, 2011, respectively.  Interest income earned on the money market accounts totaled $43,000 and $35,000 for the years ended 2012 and 2011, respectively.

Interest income on deposits held by the Company’s Swedish subsidiary increased from $65,000 in the year ended December 31, 2011 to $88,000 for the year ended December 31, 2012.  The increase was primarily attributable to the higher cash balance held by the subsidiary during 2012.

The Company had other interest income of $14,000 and $6,000 for the years ended December 31, 2012 and 2011, respectively.

Loss on Derivative Instruments net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of December 31, 2012, the Company had foreign exchange contracts outstanding of approximately 0.8 million Pounds Sterling, 9.9 million Euro, and 61.8 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and has recognized a loss on the change in the estimated fair value of the contracts of $202,000 for the twelve months ended December 31, 2012.

At December 31, 2011, the Company had foreign exchange contracts outstanding of approximately 3.1 million Pounds Sterling, 12.0 million Euro, and 383.5 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and had recognized a gain on the change in the estimated fair value of the contracts of $73,000 for the twelve months ended December 31, 2011.

The estimated net fair values of the contracts at December 31, 2012 and 2011 were a net asset (liability) of ($23,000) and $169,000, respectively, and were recorded on the balance sheets as follows:

	December 31,
(in thousands)	2012	2011

Asset derivatives
Prepaid expenses and other current assets	$296	$393
Other assets	20	90
	316	483

Liability derivatives
Other current liabilities	(190)	(258)
Other liabilities	(149)	(56)
	(339)	(314)

Net fair value	$(23)	$169

The foreign currency denominated trade receivables and unbilled receivables that are related to the outstanding foreign exchange contracts at December 31, 2012 are remeasured at the end of each period into the functional currency using the current exchange rate at the end of the period.  For the years ended December 31, 2012 and 2011, the Company incurred a gain (loss) of $81,000 and ($141,000), respectively, from the remeasurement of such trade and unbilled receivables.

Other Income (Expense), Net.  The Company recognized ($175,000) of other expense, net for the year ended December 31, 2012 as compared to $72,000 of other income, net for the year ended December 31, 2011.

o
During 2012 and 2011, the Company recognized a loss of $238,000 and $41,000, respectively, relating to its pro rata share of operating results from GSE-UNIS Simulation Technology Co., Ltd.  In December 2012, GSE-UNIS had a reduction in force of 29 employees, reducing their headcount to 54.  Approximately $100,000 of the 2012 equity loss was due to the severance accrued for this downsizing.

o	The Company had other miscellaneous income of 63,000 and $113,000 for the years ended December 31, 2012 and 2011, respectively.

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

The Company, through its acquisition of EnVision on January 4, 2011, recognized deferred tax liabilities of $1.0 million resulting in a reduction of the Company’s U.S. net deferred tax asset by the same amount.  As a result of this acquisition, in accordance with ASC-805 Business Combinations, the Company reduced the valuation allowance on its U.S. net deferred tax assets and recognized the change in the valuation allowance ($1.0 million) through the income tax provision.

The Company, through its acquisition of EnVision on January 4, 2011, recorded $320,000 of unrecognized tax benefits as well as a receivable from the EnVision shareholders for the same amount as indemnity for this tax position.  During 2012, the Company partially reduced both the liability and receivable from the EnVision acquisition by $269,000 as the related period is now outside the applicable statute of limitations.  During 2011 and 2012, the Company also recorded $126,000 and $165,000 of unrecognized tax benefits for certain foreign tax contingencies, respectively.  The Company made payments of $0 and $8,000 during 2011 and 2012, respectively, related to these foreign tax contingencies.

The Company’s tax expense in 2012 was $689,000 and consisted of $19,000 state income taxes, $414,000 foreign income taxes incurred by the Company’s foreign subsidiaries, $22,000 U.S. alternative minimum tax,  $69,000 for foreign income tax withholding on several non-U.S. contracts, and $165,000 of foreign income tax contingency.

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

The Company has a full valuation allowance on its U.S. net deferred tax assets at December 31, 2012.

Comparison of the Years Ended December 31, 2011 to December 31, 2010.

Contract Revenue.  Contract revenue for the year ended December 31, 2011 totaled $51.1 million, which was 8.3% higher than the $47.2 million of revenue for the year ended December 31, 2010.  The Company recorded total orders of $44.4 million in the year ended December 31, 2011 compared to $47.4 million in the year ended December 31, 2010.  Included in the 2011 orders was $3.0 million in change orders for a contract to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia which increased the total contract value from $23.8 million to $26.8 million.  In the years ended December 31, 2011 and 2010, the Company recognized $5.0 million and $10.4 million of contract revenue, respectively, on this project using the percentage-of-completion method, which accounted for 10.0% and 22.0% of the Company’s consolidated revenue, respectively.  The decrease in revenue generated from the Slovak utility order was partially offset by the additional revenue generated due to the acquisitions of EnVision and TAS Engineering Consultants Ltd. (“TAS”).  EnVision, which was acquired by the Company on January 4, 2011, generated approximately $2.5 million of revenue for the year ended December 31, 2011.  TAS, which was acquired by the Company on April 26, 2010, generated revenue of $3.7 million and $2.4 million, for the year ended December 31, 2011, and for the period commencing on the closing date of the acquisition and ending on December 31, 2010, respectively.  In addition, revenue generated from various contracts that the Company had received from a German customer increased by approximately $2.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010.  Furthermore, in 2011, the Company received a $2.9 million change order on its contract to provide a full scope AGR replacement simulator with a British utility which increased the total contract value from $4.7 million to $7.6 million.  This change order resulted in a $2.5 million increase in revenue recognized on this contract from the year ended December 31, 2010, as compared to the year ended December 31, 2011.

At December 31, 2011, the Company’s backlog was $51.5 million, of which $5.8 million related to the Slovakia contract.  The Company’s backlog decreased 7.9% from December 31, 2010 when the Company’s backlog totaled $55.9 million.

Gross Profit.  Gross profit totaled $16.3 million for the year ended December 31, 2011 compared to $11.1 million for the year ended December 31, 2010.  As a percentage of revenue, gross profit increased from 23.6% for the twelve months ended December 31, 2010 to 32.0% for the twelve months ended December 31, 2011. The increase in gross margin reflects the following items:

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

The lower-margined $26.8 million full scope simulator and digital control system order received in 2009 from a Slovak utility made up 10% of the Company’s total revenue in 2011 compared to 22% of revenue in 2010.  The $3.0 million change order that was received on this contract in 2011 increased the overall gross margin on the project by approximately $585,000 in 2011.

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

o
The Company incurred approximately $206,000 of expenses related to its acquisition efforts for the year ended December 31, 2011.  These acquisition costs were composed of legal, travel, due diligence, valuation and audit expenses.  The Company incurred $710,000 of acquisition related costs in 2010.

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

o
Spending on other software product development totaled $1.5 million for the twelve months ended December 31, 2011.  For the twelve months ended December 31, 2010, development expense totaled $1.6 million.  The Company’s development expenses were mainly related to advancements on a new configuration management system which is a central data warehouse that supports various forms of data on a simulator, new feature enhancements to our JADE platform, and advancements to our PSA-HD severe accident platform.  EnVision incurred $90,000 of development expense for the twelve months ended December 31, 2011.

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

At December 31, 2011 and 2010, the Company had approximately $4.2 million and $179,000, respectively, of cash in certificates of deposit with BOA that were being used as collateral for various bid and performance bonds.  An additional $1.8 million and $600,000 was held in other certificates of deposit as of December 31, 2011, and 2010, respectively.  The Company recorded interest income of $27,000 and $18,000 from the certificates of deposit in the years ended December 31, 2011 and 2010, respectively.

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

 Loss on Derivative Instruments, net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of December 31, 2011, the Company had foreign exchange contracts outstanding of approximately 3.1 million Pounds Sterling, 12.0 million Euro, and 383.5 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and had recognized a gain on the change in the estimated fair value of the contracts of $73,000 for the twelve months ended December 31, 2011.

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

Other Income (Expense), Net.   The Company recognized $72,000 of other income, net for the year ended December 31, 2011 compared to $83,000 of other income, net for the year ended December 31, 2010.

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

The Company, through its acquisition of EnVision on January 4, 2011, recognized deferred tax liabilities of $1.0 million resulting in a reduction of the Company’s U.S. net deferred tax asset by the same amount.  As a result of this acquisition, in accordance with ASC-805 Business Combinations, the Company reduced the valuation allowance on its U.S. net deferred tax assets and recognized the change in the valuation allowance ($1.0 million) through the income tax provision.

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

Liquidity and Capital Resources.

As of December 31, 2012, GSE had cash and cash equivalents of $22.4 million compared to $20.3 million at December 31, 2011.

Cash Provided By Operating Activities.  For the year ended December 31, 2012, net cash provided by operating activities totaled $3.7 million which was an increase of $2.1 million as compared to the year ended December 31, 2011.

Significant changes in the Company’s assets and liabilities in the year ended December 31, 2012 included:
♦
A $3.3 million increase in the Company’s contracts receivable.   The Company’s trade receivables, net of the allowance for doubtful accounts, increased from $8.1 million at December 31, 2011 to $12.4 million at December 31, 2012.  Through February 28, 2013, the Company collected 54% of the gross trade receivables outstanding as of December 31, 2012.  The Company’s unbilled receivables decreased by $919,000 to $11.3 million at December 31, 2012.  The decrease in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.  In January and February 2013, the Company invoiced $3.3 million of the unbilled amounts; the balance of the unbilled amounts is expected to be invoiced and collected within one year.  At December 31, 2012, trade receivables outstanding for more than 90 days totaled $2.5 million compared to $278,000 at December 31, 2011.

♦
A $1.4 million decrease in prepaid expenses and other assets.  The decrease is primarily attributable to the redemption of certificates of deposit in 2012.  The balance of certificates of deposit recorded in Other Current Assets decreased from $1.8 million to $0.8 million as of December 31, 2011 and 2012, respectively.

♦
A $1.4 million increase in accounts payable, accrued compensation and accrued expenses.  The Company’s December 31, 2012 subcontractor accrual increased $950,000 due to the progression of work on several projects utilizing subcontractor labor and the related timing of the billing milestones on those contracts.

For the year ended December 31, 2011, net cash provided by operating activities totaled $1.6 million which was a decrease of $864,000 as compared to the year ended December 31, 2010.  Significant changes in the Company’s assets and liabilities in the year ended December 31, 2011 included:
♦
A $2.1 million increase in the Company’s contracts receivable.   The Company’s trade receivables, net of the allowance for doubtful accounts, increased from $5.7 million at December 31, 2010 to $8.1 million at December 31, 2011.  The Company’s unbilled receivables increased by $726,000 to $12.2 million at December 31, 2011.  The increase in the unbilled receivables was due to the timing of contracted billing milestones of the Company’s current projects.  At December 31, 2011, trade receivables outstanding for more than 90 days totaled $278,000 compared to $318,000 at December 31, 2010, excluding the $1.6 million due from ESA which had been fully reserved at  December 31, 2010 and completely written off at December 31, 2011.

♦
A $1.5 million increase in prepaid expenses and other assets.  The increase was primarily attributable to the reclassifications of certificates of deposit from restricted cash to other current assets totaling $1.8 million.  The reclassifications represent the expiration of performance bonds and the release of collateral restrictions associated with the Company’s terminated BOA line of credit.  This increase was offset by a reduction in the Company’s Value Added Tax (“VAT”) receivable of $298,000 at December 31, 2011 as compared to the prior year.  VAT is included in payments the Company makes to Siemens for the DCS system being provided to a Slovak utility.

♦
An $855,000 decrease in accounts payable, accrued compensation and accrued expenses.  The Company’s December 31, 2011 subcontractor accrual decreased $750,000 as the Company made several large payments to subcontractors during 2011 which had been accrued at December 31, 2010.  In addition, the Company’s accounts payable, and accrued liabilities also decreased $650,000 of which $358,000 was accrued at December 31, 2010 related to the Company’s acquisition efforts.  At December 31, 2011, the Company had $0 accrued related to its acquisition efforts.  Offsetting the decreases above, accrued compensation increased $600,000 primarily due to an increase in the Company’s headcount and incentive compensation targets from December 31, 2010 to December 31, 2011.

♦	An $856,000 increase in billings in excess of revenue earned. The increase was due to the timing of contracted billing milestones of the Company’s current projects.

For the year ended December 31, 2010, net cash provided by operating activities totaled $2.4 million which was an increase of $2.1 million as compared to the year ended December 31, 2009.  Significant changes in the Company’s assets and liabilities in the year ended December 31, 2010 included:

♦
A $903,000 increase in the Company’s contracts receivable.  The Company’s trade receivables, net of the allowance for doubtful accounts, decreased from $6.4 million at December 31, 2009 to $5.7 million at December 31, 2010.  The Company’s unbilled receivables increased by $2.0 million to $11.5 million at December 31, 2010.  The increase in the unbilled receivables was due to the timing of contracted billing milestones of the Company’s projects.  At December 31, 2010, trade receivables outstanding for more than 90 days totaled $318,000 compared to $1.4 million at December 31, 2009, excluding the $1.6 million due from ESA which had been fully reserved at both dates.  In January 2011, the Company received a stop work order from NuScale Power (“NuScale”). NuScale’s primary investor was a defendant in a lawsuit brought by the Securities and Exchange Commission and has ceased funding NuScale’s current operations.  As such, the Company increased its bad debt reserve approximately $400,000 as of December 31, 2010.

♦
A $922,000 increase in prepaid expenses and other assets.  The Company’s Value Added Tax (“VAT”) receivable increased $250,000 at December 31, 2010 as compared to the prior year.  VAT is included in payments the Company makes to Siemens for the DCS system being provided to a Slovak utility.  GSE has filed for a refund of the VAT paid.  In addition, prepaid foreign income taxes and employee advances increased a combined $400,000 from 2009.

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

Cash (Used in) Investing Activities.  For the year ended December 31, 2012, net cash used in investing activities was $868,000.

Included in the Company's capital expenditures of $1.6 million in 2012 was $1.1 million for the Company’s purchase and implementation of a global Enterprise Resource Planning (ERP) system.  Capitalized software development costs totaled $1.3 million for the year ended December 31, 2012.  On a net basis, total cash being utilized as cash collateral for standby letters of credit, bank guarantees and foreign currency contracts decreased by $2.5 million in 2012.

During the year ended December 31, 2012, the Company made an additional equity contribution totaling $469,000 to GSE-UNIS Simulation Technology Co., Ltd. (“GSE-UNIS”).  GSE-UNIS is 51% owned by Beijing UNIS Investment Co., Ltd. and 49% owned by GSE.

For the year ended December 31, 2011, net cash used in investing activities was $6.7 million.  The increase was primarily the result of BOA’s amendments to the Company’s revolving credit agreements effective March 14, 2011, which required the Company to cash collateralize all existing standby letters of credit.  At December 31, 2011, the Company had $4.4 million of restricted cash.  The balance represents a $4.1 million increase from December 31, 2010.

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

On the closing date, TAS entered into a sale and leaseback agreement with the former TAS shareholders. Under the terms of the agreement, the TAS shareholders purchased the building occupied by TAS for approximately $377,000 in cash and TAS entered into a five-year lease for approximately $31,000 per year, payable in equal monthly installments.  The Company terminated the lease in December 2012 with approval from the TAS shareholders and relocated to a new office.

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

Cash Provided by (Used in) Financing Activities.  For the year ended December 31, 2012, net cash used in financing activities totaled $1.1 million.

The Company repurchased 280,113 shares of the Company’s common stock at an aggregate cost of $531,000, and received $272,000 from the issuance of common stock from the exercise of employee stock options for the year ended December 31, 2012.  During the year ended December 31, 2012, the Company made payments of the liability-classified contingent consideration arrangements to the former shareholders of TAS and EnVision totaling $845,000.

For the year ended December 31, 2011, net cash used in financing activities was $1.1 million.  The Company repurchased 824,374 shares of the Company’s common stock at an aggregate cost of $1.6 million.  The Company released $600,000 held in a restricted certificate of deposit in conjunction with the termination of the Company’s BOA lines of credit.  In December 2011, the Company made a $167,000 payment in relation to the liability classified contingent-consideration associated with the acquisition of TAS.  Additionally, the Company received $143,000 from the issuance of common stock from the exercise of warrants and employee stock options and spent $24,000 on deferred financing costs in conjunction with the Susquehanna line of credit agreement.

For the year ended December 31, 2010, net cash provided by financing activities totaled $94,000.  The Company received $176,000 from the issuance of common stock from the exercise of warrants and employee stock options and spent $82,000 on deferred financing costs in conjunction with the Bank of America lines of credit.

Credit Facilities

At December 31, 2012, the Company had a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna.  The Company and its subsidiaries, GSE Power Systems, Inc. and GSE EnVision LLC, were jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 ½%.  The two-year agreement is to expire on November 1, 2013.

As collateral for the Company’s obligations, the Company granted a first lien and security interest in all of the assets of the Company, including but not limited to, accounts receivable, inventory, proceeds and products, intangibles, trademarks, patents, intellectual property, machinery and equipment.

Initially, all (i) issuances of stand-by letters of credit and (ii) advances of working capital (collectively referred to as the “Advances”) required that the Company maintain cash balances (the “Cash Balance Requirement”) at the Bank in an amount equal to the Advances, with a minimum of $3.0 million at all times.  The Cash Balance Requirement was to be reduced to the minimum amount if the Company’s consolidated net income after taxes (exclusive of (a) gains and losses on derivatives and (b) stock option expense), as defined (“Net Income”), was positive for the year ending December 31, 2011.  Thereafter, the Cash Balance Requirement remains at the minimum amount as long as the Company’s quarterly Net Income commencing for the quarter ending March 31, 2012, remains positive and the Company is in compliance with the covenants.  If the Company’s quarterly Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contain certain restrictive covenants regarding future acquisitions and incurrence of debt.  In addition, the credit agreements contain financial covenants with respect to the Company’s cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At December 31, 2012, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such the cash flow coverage ratio is not applicable at December 31, 2012.

As of
	Covenant	December 31, 2012

Minimum tangible capital base	Must Exceed $26.0 million	$33.0 million
Quick ratio	Must Exceed 2.00 : 1.00	2.47 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.66 : 1.00

For the quarter ended December 31, 2012 the Company’s Net Income, as defined above, was positive.  As such, the Company will currently be required to maintain cash balances of $3.0 million at Susquehanna.  At December 31, 2012, the Company had $3.1 million in Advances, all of which consisted of outstanding stand-by letters of credit.

Contractual Cash Commitments

The following summarizes the Company’s contractual cash obligations as of December 31, 2012, and the effect these obligations are expected to have on its liquidity and cash flow in future periods:

Payments Due by Period
(in thousands)
Contractual Cash Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Long Term Debt	$-	$-	$-	$-	$-
Subcontractor and Purchase Commitments	$8,271	$8,271	$-	$-	$-
Net Future Minimum Lease Payments	$4,470	$979	$1,310	$1,535	$646
Total	$12,741	$9,250	$1,310	$1,535	$646

As of December 31, 2012, the Company was contingently liable for fourteen standby letters of credit and five surety bonds totaling $6.0 million which represent bid and performance bonds on fifteen contracts.  The Company has deposited the full value of six standby letters of credit, $1.8 million, into money market escrow accounts and certificates of deposit which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired. The cash has been recorded on the Company’s balance sheet at December 31, 2012 as restricted cash and long-term restricted cash depending on the expiration date of the underlying letters of credit.  An additional seven letters of credit for $3.1 million have been collateralized using the Company’s line of credit at December 31, 2012.

As of December 31, 2011, the Company was contingently liable for ten standby letters of credit and three surety bonds totaling $5.6 million which represented bid and performance bonds on eight contracts.  The Company had deposited the full value of eight standby letters of credit, $4.2 million, in certificates of deposit, which had been restricted in that the Company did not have access to these funds until the related letter of credit expired.  The cash was recorded on the Company’s balance sheet at December 31, 2012 as restricted cash.  An additional two letters of credit had been collateralized using the Company’s line of credit.

At December 31, 2012, the Company has $928,000 in a restricted, interest-bearing account at the Union National Bank (“UNB”) in the United Arab Emirates as a partial guarantee for the $11.8 million credit facility that UNB has extended to the Emirates Simulation Academy.  The Company had a full reserve against the restricted cash account as of December 31, 2012.  Any interest income earned from this account in 2012, 2011, and 2010 was not recorded in interest income but was credited to the reserve balance.  In 2012, 2011, and 2010, Union National Bank withdrew a total of $0, $78,000, and $294,000, respectively, from the account.

2013 Liquidity Outlook

At December 31, 2012, the Company had cash and cash equivalents of $22.4 million and another $4.4 million available under its line of credit.  In addition, the Company has $1.9 million of restricted cash, and $0.8 million of unrestricted certificates of deposit.  The Company expects $1.6 million of these certificates of deposit to mature and convert to cash during 2013.  In November 2011 the Company entered into a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna Bank (“Susquehanna”).  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital.  Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 ½%.  The two year agreement is to expire on November 1, 2013.  As the Company’s  Net Income for the year ended December 31, 2012 was positive,  the Company currently will only be required to maintain cash balances of $3.0 million at the Bank.  At December 31, 2012, the Company had $3.1 million in Advances, all of which consisted of outstanding stand-by letters of credit.

The Company has entered into 2013 with $51.9 million of backlog; $36.2 million of which is expected to convert to revenue in 2013.  The Company anticipates that its normal operations will generate all of the funds necessary to fund its consolidated operations during the next twelve months.  The Company believes that it will have sufficient liquidity and working capital without additional financing.  However, notwithstanding the foregoing, the Company may be required to look for additional capital to fund its operations if the Company is unable to operate profitably and generate sufficient cash from operations.  There can be no assurance that the Company would be successful in raising such additional funds.

Foreign Exchange.

A portion of the Company's international sales revenue has been and may be received in a currency other than the currency in which the expenses relating to such revenue are paid.  Accordingly, the Company periodically enters into forward foreign exchange contracts to manage the market risks associated with the fluctuations in foreign currency exchange rates.

Off-balance Sheet Obligations.

The Company has no off-balance sheet obligations as of December 31, 2012, except for its operating lease commitments and outstanding letters of credit and surety bonds.  See Contractual Cash Commitments above.

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

The Company’s market risk is principally confined to changes in foreign currency exchange rates. During the year ended December 31, 2012, 42% of the Company’s revenue was from contracts which required payments in a currency other than U.S. Dollars, principally Euros (11%), Japanese Yen (9%), British Pounds Sterling (16%), Chinese Renminbi (3%) and Swedish Krona (3%).  For the years ended December 31, 2011 and 2010, 44% and 44%, respectively, of the Company’s revenue was from contracts which required payments in a currency other than U.S. Dollars, principally Euros, Swedish Krona, British Pounds Sterling and Japanese Yen.

In addition, during the years ended December 31, 2012, 2011 and 2010, 17%, 18% and 13%, respectively, of the Company’s expenses were incurred in Swedish Krona.  The Company’s exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

As of December 31, 2012, the Company had foreign exchange contracts outstanding of approximately 0.8 million Pounds Sterling, 9.9 million Euro, and 61.8 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and has recorded a loss on the change in the estimated fair value of the contracts of $202,000 for the year ended December 31, 2012.   The estimated fair value of the contracts was a net liability of $23,000 at December 31, 2012.  The Company recognized a gain of $73,000 for the year ended December 31, 2011, and a loss of $745,000 for the year ended December 31, 2010, on the changes in fair value of its forward currency exchange contracts.  A 10% fluctuation in the foreign currency exchange rates up or down as of December 31, 2012 would have increased/decreased the change in estimated fair value of the contracts by $2,300.

GSE SYSTEMS, INC.
FORM 10-K
For the Year Ended December 31, 2012

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements

The Board of Directors and Stockholders
GSE Systems, Inc.:

We have audited the accompanying consolidated balance sheets of GSE Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSE Systems, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Baltimore, Maryland
March 11, 2013

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$22,386	$20,326
Restricted cash	743	3,505
Contract receivables, net	23,716	20,356
Prepaid expenses and other current assets	3,212	3,733
Total current assets	50,057	47,920

Equipment, software and leasehold improvements	6,733	5,206
Accumulated depreciation	(4,653)	(4,105)
Equipment, software and leasehold improvements, net	2,080	1,101

Software development costs, net	2,426	1,815
Goodwill	4,502	4,462
Intangible assets, net	911	1,207
Long-term restricted cash	1,192	897
Other assets	1,396	1,413
Total assets	$62,564	$58,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,980	$4,077
Accrued expenses	2,287	1,581
Accrued compensation and payroll taxes	2,715	2,754
Billings in excess of revenue earned	5,993	5,261
Accrued warranty	2,107	2,300
Other current liabilities	2,193	1,707
Total current liabilities	20,275	17,680

Other liabilities	1,459	2,352
Total liabilities	21,734	20,032
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued
and outstanding none in 2012 and 2011	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued
19,435,324 in 2012 and 19,254,681 in 2011	194	193
Additional paid-in capital	71,352	70,167
Accumulated deficit	(27,889)	(29,063)
Accumulated other comprehensive loss	(647)	(865)
Treasury stock at cost, 1,104,487 shares in 2012 and 824,374 shares in 2011	(2,180)	(1,649)
Total stockholders' equity	40,830	38,783
Total liabilities and stockholders' equity	$62,564	$58,815

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010

Contract revenue	$52,246	$51,126	$47,213
Cost of revenue	34,509	34,781	36,081
Gross profit	17,737	16,345	11,132

Operating expenses
Selling, general and administrative	14,865	12,672	11,683
Depreciation	562	497	579
Amortization of definite-lived intangible assets	313	948	102
Total operating expenses	15,740	14,117	12,364

Operating income (loss)	1,997	2,228	(1,232)

Interest income, net	162	131	19
Loss on derivative instruments, net	(121)	(68)	(913)
Other income (expense), net	(175)	72	83

Income (loss) before income taxes	1,863	2,363	(2,043)

Provision (benefit) for income taxes	689	(438)	206

Net income (loss)	$1,174	$2,801	$(2,249)

Basic income (loss) per common share	$0.06	$0.15	$(0.12)

Diluted income (loss) per common share	$0.06	$0.15	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2012	2011	2010

Net income (loss)	$1,174	$2,801	$(2,249)

Foreign currency translation adjustment	218	(145)	270

Comprehensive income (loss)	$1,392	$2,656	$(1,979)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

					Accumulated
	Common		Additional		Other	Treasury
	Stock		Paid-in	Accumulated	Comprehensive	Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2009	18,930	$189	$67,559	$(29,615)	$(990)	-	$-	$37,143

Stock-based compensation expense	-	-	807	-	-	-	-	807
Common stock issued
for options exercised	57	2	95	-	-	-	-	97
Common stock issued
for warrants exercised	45	-	79	-	-	-	-	79
Common stock issued
for services provided	17	-	76	-	-	-	-	76
Common stock issued
for TAS acquisition	123	1	682	-	-	-	-	683
Foreign currency translation
adjustment	-	-	-	-	270	-	-	270
Net loss	-	-	-	(2,249)	-	-	-	(2,249)
Balance, December 31, 2010	19,172	$192	$69,298	$(31,864)	$(720)	-	$-	$36,906

Stock-based compensation expense	-	-	727	-	-	-	-	727
Common stock issued
for options exercised	77	1	132	-	-	-	-	133
Common stock issued
for warrants exercised	6	-	10	-	-	-	-	10
Foreign currency translation
adjustment	-	-	-	-	(145)	-	-	(145)
Treasury stock at cost	-	-	-	-	-	(824)	(1,649)	(1,649)
Net income	-	-	-	2,801	-	-	-	2,801
Balance, December 31, 2011	19,255	$193	$70,167	$(29,063)	$(865)	(824)	$(1,649)	$38,783

Stock-based compensation expense	-	-	914	-	-	-	-	914
Common stock issued for
options exercised	180	1	271	-	-	-	-	272
Foreign currency translation
adjustment	-	-	-	-	218	-	-	218
Treasury stock at cost	-	-	-	-	-	(280)	(531)	(531)
Net income	-	-	-	1,174	-	-	-	1,174
Balance, December 31, 2012	19,435	$194	$71,352	$(27,889)	$(647)	(1,104)	$(2,180)	$40,830

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 1,174	$ 2,801	$ (2,249)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	562	497	579
Amortization of definite-lived intangible assets	313	948	102
Capitalized software amortization	704	813	978
Amortization of deferred financing costs	12	2	92
Change in fair value of contingent consideration	354	(322)	147
Stock-based compensation expense	914	727	883
Equity loss on investment in GSE-UNIS Simulation Technology Co. Ltd.	238	41	13
Loss on derivative instruments	121	68	913
Changes in assets and liabilities:
Contract receivables	(3,331)	(2,099)	(903)
Prepaid expenses and other assets	1,379	(1,494)	(922)
Accounts payable, accrued compensation and accrued expenses	1,403	(855)	932
Billings in excess of revenue earned	792	856	1,669
Accrued warranty reserves	(193)	620	407
Other liabilities	(702)	(1,035)	(209)
Net cash provided by operating activities	3,740	1,568	2,432
Cash flows from investing activities:
Capital expenditures	(1,551)	(520)	(519)
Capitalized software development costs	(1,315)	(838)	(903)
Investment in GSE-UNIS Simulation Technology Co. Ltd.	(469)	(456)	(587)
Acquisitions, net of cash acquired	-	(830)	(549)
Restrictions of cash as collateral under letters of credit	(1,777)	(5,668)	-
Release of cash as collateral under letters of credit	4,244	1,717	1,135
Drawdown of cash collateral on Emirates Simulation Academy, LLC line of credit	-	(78)	(294)
Proceeds from sale/leaseback transaction	-	-	377
Net cash used in investing activities	(868)	(6,673)	(1,340)
Cash flows from financing activities:
Proceeds from issuance of common stock	272	143	176
Treasury stock purchases	(531)	(1,649)	-
Payments of the liability-classified contingent consideration arrangements	(845)	(167)	-
Release of cash for credit facility collateral	-	600	-
Deferred financing costs	-	(24)	(82)
Net cash provided by (used in) financing activities	(1,104)	(1,097)	94
Effect of exchange rate changes on cash	292	(49)	121
Net increase (decrease) in cash and cash equivalents	2,060	(6,251)	1,307
Cash and cash equivalents at beginning of year	20,326	26,577	25,270
Cash and cash equivalents at end of period	$ 22,386	$ 20,326	$ 26,577
Supplemental cash flow disclosures
Non-cash financing activities
Issuance of 122,617 shares of common stock to acquire TAS Holdings Ltd.	$ -	$ -	$ 683
The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

1.  Business and Basis of Presentation

GSE Systems, Inc. ("GSE Systems", “GSE” or the "Company") provides training simulators and educational solutions to the energy, process, manufacturing, and government sectors.

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

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, the Company evaluates the estimates used, including but not limited to those related to revenue recognition, the allowance for doubtful accounts receivable, estimates of future warranty costs, impairments of goodwill and other intangible assets, valuation of intangible assets acquired and contingent consideration to be paid in business acquisitions, and income taxes.  Actual results could differ from these estimates.

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

The Company had $16.4 million and $8.2 million deposited in an unrestricted money market account with Susquehanna Bank on December 31, 2012 and December 31, 2011, respectively.  There were no other cash equivalents.

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

Billed receivables are recorded at invoiced amounts.  The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, and specific identification and review of past due accounts.  The activity in the allowance for doubtful accounts is as follows:

(in thousands)	As of and for the
	Years ended December 31,
	2012	2011	2010

Beginning balance	$ 136	$ 2,040	$ 1,746

Current year provision	-	(230)	294

Current year write-offs	(134)	(1,674)	-

Ending balance	$ 2	$ 136	$ 2,040

At a meeting of Emirates Simulation Academy, LLC’s (“ESA”) three shareholders held at ESA on February 17, 2010, in response to ESA’s deteriorating financial condition, the shareholders reached agreement to significantly reduce costs and begin to explore options up to and including the selling of ESA.  Accordingly, the Company increased its allowance for doubtful accounts by $1.6 million for the outstanding trade receivable from ESA as of December 31, 2009.  In 2011, the trade receivable balance related to ESA was written off.

Equipment, software and leasehold improvements, net

Equipment and purchased software are recorded at cost and depreciated using the straight-line method with estimated useful lives ranging from three to ten years.  Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter, using the straight-line method.  Upon sale or retirement, the cost and related depreciation are eliminated from the respective accounts and any resulting gain or loss is included in operations. Maintenance and repairs are charged to expense as incurred.

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

Development expenditures

Development expenditures incurred to meet customer specifications under contracts are charged to contract costs.  Company sponsored development expenditures are either charged to operations as incurred and are included in selling, general and administrative expenses or are capitalized as software development costs.  See Note 8, Software development costs.  The amounts incurred for Company sponsored development activities relating to the development of new products and services or the improvement of existing products and services, were approximately $2.4 million, $1.8 million, and $1.6 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company reviews its goodwill annually, on November 30, for impairment, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For goodwill, the impairment determination is made at the reporting unit level and consists of two steps.  First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.  Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  No impairment losses were recognized in 2012, 2011 or 2010.

Foreign currency translation

Balance sheet accounts for foreign operations are translated at the exchange rate as of the balance sheet date, and income statement accounts are translated at the average exchange rate for the period.  The resulting translation adjustments are included in accumulated other comprehensive income (loss).  Transaction gains and losses, resulting from changes in exchange rates, are recorded in operating income in the period in which they occur.  For the years ended December 31, 2012, 2011, and 2010, foreign currency transaction gains (losses) were approximately $313,000, $(136,000), and $(297,000), respectively.

Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty accounts is as follows:

(in thousands)	As of and for the
	Years ended December 31,
	2012	2011	2010

Beginning balance	$2,300	$1,680	$1,273

Current year provision	993	987	718

Current year claims	(1,215)	(352)	(330)

Currency adjustment	29	(15)	19

Ending balance	$2,107	$2,300	$1,680

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

Stock-based compensation

Compensation expense related to share based awards is recognized on a pro rata straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period.  During the twelve months ended December 31, 2012, 2011, and 2010 the Company recognized $914,000, $727,000 and $807,000, respectively, of pre-tax stock-based compensation expense under the fair value method.  As of December 31, 2012, the Company had $2.2 million of unrecognized compensation expense related to the unvested portion of outstanding stock option awards expected to be recognized through November 2016.

Income (Loss) per share

Basic income (loss) per share is based on the weighted average number of outstanding common shares for the period.  Diluted inome (loss) per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options or warrants were exercised.  The number of common shares and common share equivalents used in the determination of basic and diluted income (loss) per share were as follows:

(in thousands, except for share and per share amounts)
	Years ended December 31,
	2012	2011	2010
Numerator:
Net income (loss) attributed to
common stockholders	$ 1,174	$ 2,801	$ (2,249)

Denominator:
Weighted-average shares outstanding for basic
earnings per share	18,383,564	18,952,401	18,975,007

Effect of dilutive securities:
Employee stock options and warrants	74,893	170,502	-

Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	18,458,457	19,122,903	18,975,007

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	2,885,809	1,701,794	1,679,907

Conversion of outstanding stock options and warrants was not assumed for the year ended December 31, 2010 because the impact was anti-dilutive.  Included in the shares related to dilutive securities excluded from the diluted earnings per share calculation for the year ended December 31,  2010 were in the money options and warrants totaling 518,546 shares.

Concentration of credit risk

The Company is subject to concentration of credit risk with respect to contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies.  The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy industry. The following customers have provided more than 10% of the Company’s consolidated contract receivables for the indicated periods.:

	December 31,
	2012	2011
Slovenské elektrárne, a.s.	17.4%	24.2%
Shandong Nuclear Power Co. Ltd.	13.8%	5.0%

Fair values of financial instruments

The carrying amounts of current assets and current liabilities reported in the consolidated balance sheets approximate fair value due to their short term duration.

Contingent Consideration for Business Acquisitions

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. At each reporting date, the contingent consideration obligation is revalued to estimated fair value and changes in fair value subsequent to the acquisition are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

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

As of December 31, 2012, the Company had foreign exchange contracts outstanding of approximately 0.8 million Pounds Sterling, 9.9 million Euro, and 61.8 million Japanese Yen at fixed rates.  At December 31, 2011, the Company had foreign exchange contracts outstanding of approximately 3.1 million Pounds Sterling, 12.0 million Euro, and 383.5 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2016.  The Company had not designated the foreign exchange contracts as hedges and had recorded the estimated fair value of the contracts in the consolidated balance sheet as follows:

		December 31,
(in thousands)		2012	2011

Asset derivatives
Prepaid expenses and other current assets		$ 296	$ 393
Other assets		20	90
		316	483

Liability derivatives
Other current liabilities		(190)	(258)
Other liabilities		(149)	(56)
		(339)	(314)

	Net fair value	$ (23)	$ 169

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

For the years ended December 31, 2012, 2011 and 2010, the Company recognized a net loss on its derivative instruments as outlined below:

	Years ended December 31,
(in thousands)	2012	2011	2010

Foreign exchange contracts- change	$ (202)	$ 73	$ (745)
in fair value
Remeasurement of related contract
receivables and billings in excess
of revenue earned	81	(141)	(168)
	$ (121)	$ (68)	$ (913)

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

3.  Acquisitions

The following tables summarize the purchase prices and purchase price allocation for the acquisitions completed during the years ended December 31, 2011 and 2010.  A description of the acquired businesses during each year is summarized below the table.

	(Dollars in thousands)
Acquired company	EnVision Systems, Inc.	TAS Holdings Ltd.
Acquisition date	1/4/2011	4/26/2010

Cash purchase price	$1,200	$1,289
Fair value of contingent consideration	1,998	740
Payable to EnVision Shareholders - contracts receivable	687	-
Working capital retained by EnVision Shareholders - cash	109	-
Total purchase price	$3,994	$2,029

Purchase price allocation:
Cash	$553	$68
Contract receivables	1,124	594
Prepaid expenses and other current assets	62	17
Property and equipment, net	22	496
Intangible assets	1,509	735
Goodwill	1,854	865
Other assets	321	-
Total assets	5,445	2,775

Accounts payable, accrued expenses, and other liabilities	429	703
Billings in excess of revenue earned	46	43
Deferred tax liability	976	-
Total liabilities	1,451	746

Net assets acquired	$3,994	$2,029

EnVision Systems, Inc.

On January 4, 2011, (the “Closing Date”) the Company completed the acquisition of all outstanding common stock of EnVision Systems, Inc. (“EnVision”), acquiring 100% ownership in EnVision.  EnVision is headquartered in Madison, NJ and has an Indian subsidiary based in Chennai, India.  EnVision’s tutorials and simulation models serve the entry-level training market for the oil & gas, refining, and specialty chemicals industries.  EnVision operates as a wholly-owned subsidiary of GSE and has been re-named GSE Envision LLC.  The purchase price allocation includes $1.5 million of intangible assets, which consists of $438,000 for contractual customer relationships, $433,000 for non-contractual customer relationships, $471,000 for developed technology, $152,000 of in-process research and development and $15,000 related to domain names and other marketing related intangibles.  These intangible assets are being amortized over three to eight years.  None of the goodwill recorded for financial statement purposes is deductible for tax purposes.

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

(in thousands except per share data)	(unaudited)
	Twelve Months ended
	December 31,
Pro forma financial information including the acquisition of EnVision	2011	2010
Revenue	$51,126	$50,410
Operating income (loss)	2,590	(708)
Net income (loss)	3,163	(1,711)
Earnings (loss) per common share — basic	$0.17	$(0.09)
Earnings (loss) per common share — diluted	$0.17	$(0.09)

TAS Holdings Ltd.

Effective April 26, 2010, GSE Systems Inc., through its wholly owned subsidiary GSE Systems, Ltd. (“GSE UK”), completed the acquisition of TAS Holdings Ltd. (“TAS”), a provider of engineering consulting, specializing in electrical system design, instrumentation and controls engineering and automation engineering.  GSE UK acquired 100% of the outstanding common stock of TAS.  The purchase price allocation includes $735,000 of intangible assets.  These intangible assets included contractual and non-contractual customer relationships, customer backlog, trademarks, domain names, and other marketing related intangibles.  These assets are being amortized over an estimated useful life of one to ten years.  In 2011, the Company accelerated the amortization related to one of their contractual customer relationships due to the completion of TAS’s contract with the customer.  The Company recognized approximately $116,000 of additional amortization as a result of this acceleration during 2011.  None of the goodwill recorded for financial statement purposes is deductible for tax purposes.  TAS’ results of operations are included in the consolidated financial statements for the period beginning April 26, 2010.

Contingent Consideration

ASC Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement and discount the liabilities to present value using a weighted-average cost of capital. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value, and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

As of December 31, 2012 and 2011, contingent consideration included in the other current liabilities on the consolidated balance sheet totaled $1.6 million and $923,000, respectively.  As of December 31, 2012 and 2011, we also had accrued contingent consideration totaling $902,000 and $2.0 million, respectively, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

4.  Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows (in thousands):

Net book value at December 31, 2010	$ 2,609

2011 Activity
Acquisitions	1,854
Foreign currency translation	(1)

Net book value at December 31, 2011	4,462

2012 Activity
Acquisitions	-
Foreign currency translation	40

Net book value at December 31, 2012	$ 4,502

Intangible Assets Subject to Amortization

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles related to continuing operations:

(in thousands)	As of December 31, 2012
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Customer relationships	$646	$(621)	$25
Non-contractual customer relationships	911	(453)	458
Developed technology	471	(118)	353
In process research and development	152	(112)	40
Contract backlog	36	(36)	-
Trade names and other	29	(23)	6
Foreign currency translation	37	(8)	29
Total	$2,282	$(1,371)	$911

(in thousands)	As of December 31, 2011
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Customer relationships	$646	$(545)	$101
Non-contractual customer relationships	911	(305)	606
Developed technology	471	(59)	412
In process research and development	152	(84)	68
Contract backlog	36	(36)	-
Trade names and other	29	(13)	16
Foreign currency translation	12	(8)	4
Total	$2,257	$(1,050)	$1,207

Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contractual customer relationships and contract backlog, which is recognized in proportion to the related projected revenue streams.  In 2011, the Company accelerated the amortization expense related to one of TAS’ customer relationships due to the completion of TAS’ contract with the customer.  The acceleration resulted in an additional $116,000 of amortization expense in 2011.  The Company reviews specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets.  There were no impairment charges recorded for the years ended December 31, 2012, 2011, and 2010.

Amortization expense related to definite-lived intangible assets totaled $313,000 $948,000 and $102,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years and thereafter:

(in thousands)
Fiscal year ending:
2013	$209
2014	142
2015	130
2016	123
2017	120
Thereafter	187
$911
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

(in thousands)	December 31,
	2012	2011
Billed receivables	$ 12,403	$ 8,258
Recoverable costs and accrued profit not billed	11,315	12,234
Allowance for doubtful accounts	(2)	(136)
Total contract receivables, net	$ 23,716	$ 20,356

6.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	December 31,
	2012	2011
Prepaid expenses	$ 608	$ 671
Deferred income taxes- current	119	127
Value added tax receivable	128	-
Unrestricted certificates of deposit	846	1,768
Other current assets	1,511	1,167
Total	$ 3,212	$ 3,733

7.  Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements consist of the following:

(in thousands)	December 31,
	2012	2011
Computer equipment	$ 3,246	$ 3,649
Software	1,266	186
Leasehold improvements	369	181
Furniture and fixtures	1,852	1,190
	6,733	5,206
Accumulated depreciation	(4,653)	(4,105)
Equipment, software and leasehold improvements, net	$ 2,080	$ 1,101

Depreciation expense was $562,000, $497,000, and $579,000 for the years ended December 31, 2012, 2011, and 2010, respectively. During 2012, the Company implemented a new Enterprise Resource Planning (ERP) system across our global operations.  The Company capitalized $1.1 million of costs related to this project during the year ended December 31, 2012 and placed the ERP system into service in October 2012.

8.  Software Development Costs

Software development costs, net, consist of the following:

(in thousands)	December 31,
	2012	2011
Capitalized software development costs	$ 3,641	$ 3,226
Accumulated amortization	(1,215)	(1,411)
Software development costs, net	$ 2,426	$ 1,815

Software development costs capitalized were $1.3 million, $838,000, and $903,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  Amortization of software development costs capitalized was $704,000, $813,000, and $978,000, for the years ended December 31, 2012, 2011, and 2010, respectively, and was included in cost of revenue.

9.  Fair Value of Financial Instruments

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2012 and December 31, 2011 based upon the short-term nature of the assets and liabilities.

The Company had $16.4 million  and $8.2 million deposited in an unrestricted money market account with Susquehanna Bank on December 31, 2012 and December 31, 2011, respectively.

As of December 31, 2012, the Company was contingently liable for fourteen standby letters of credit and five surety bonds totaling $6.0 million which represent bid and performance bonds on fifteen contracts.  The Company has deposited the full value of six standby letters of credit, $1.8 million, into money market escrow accounts and certificates of deposit which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired. The cash has been recorded on the Company’s balance sheet at December 31, 2012 as restricted cash and long-term restricted cash depending on the expiration date of the underlying letters of credit.  An additional seven letters of credit for $3.1 million have been collateralized using the Company’s line of credit at December 31, 2012.

The following table presents assets and liabilities measured at fair value at December 31, 2012:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$18,082	$-	$-	18,082
Certificates of deposit	890	-	-	890
Foreign exchange contracts	-	316	-	316

Total assets	$18,972	$316	$-	$19,288

Foreign exchange contracts	$-	$(339)	$-	$(339)

Total liabilities	$-	$(339)	$-	$(339)

The following table presents assets and liabilities measured at fair value at December 31, 2011:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$8,163	$-	$-	8,163
Certificates of deposit	5,976	-	-	5,976
Foreign exchange contracts	-	483	-	483

Total assets	$14,139	$483	$-	$14,622

Foreign exchange contracts	$-	$(314)	$-	$(314)

Total liabilities	$-	$(314)	$-	$(314)

For the years ended December 31, 2012 and 2011, the Company did not have any transfers between fair value Level 1 and Level 2.

10.  Long-Term Debt

At December 31, 2012 and 2011, the Company had no long-term debt.

Line of Credit

At December 31, 2012, the Company had a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna Bank (“Susquehanna”).  The Company and its subsidiaries, GSE Power Systems, Inc., and GSE EnVision LLC, were jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 ½%.  The two-year agreement is to expire on November 1, 2013.

As collateral for the Company’s obligations, the Company granted a first lien and security interest in all of the assets of the Company, including but not limited to, accounts receivable, inventory, proceeds and products, intangibles, trademarks, patents, intellectual property, machinery and equipment.

Initially, all (i) issuances of stand-by letters of credit and (ii) advances of working capital (collectively referred to as the “Advances”) required that the Company maintain cash balances (the “Cash Balance Requirement”) at the Bank in an amount equal to the Advances, with a minimum of $3.0 million at all times.  The Cash Balance Requirement was to be reduced to the minimum amount if the Company’s consolidated net income after taxes (exclusive of (a) gains and losses on derivatives and (b) stock option expense), as defined (“Net Income”), was positive for the year ending December 31, 2011.  Thereafter, the Cash Balance Requirement will remain at the minimum amount as long as the Company’s quarterly Net Income commencing for the quarter ending March 31, 2012, remains positive and the Company is in compliance with the covenants.  If the Company’s quarterly Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contained certain restrictive covenants regarding future acquisitions and incurrence of debt.  In addition, the credit agreements contained financial covenants with respect to the Company’s cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At December 31, 2012, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such the cash flow coverage ratio is not applicable at December 31, 2012.

As of
	Covenant	December 31, 2012

Minimum tangible capital base	Must Exceed $26.0 million	$33.0 million
Quick ratio	Must Exceed 2.00 : 1.00	2.47 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.66 : 1.00

For the quarter ended December 31, 2012 the Company’s Net Income, as defined above, was positive.  As such, the Company will currently be required to maintain cash balances of $3.0 million at Susquehanna.  At December 31, 2012, the Company had $3.1 million in Advances, all of which consisted of outstanding stand-by letters of credit.

11.  Income Taxes

The consolidated income (loss) before income taxes, by domestic and foreign sources, is as follows:

(in thousands)		Years ended December 31,
		2012	2011	2010
Domestic		$ 127	$ 1,204	$ (3,114)
Foreign		1,736	1,159	1,071
	Total	$ 1,863	$ 2,363	$ (2,043)

The provision for income taxes is as follows:

(in thousands)	Years ended December 31,
	2012	2011	2010
Current:
Federal	$ 22	$ 62	$ -
State	19	181	9
Foreign	562	462	233
Subtotal	603	705	242

Deferred:
Federal	-	(1,002)	-
Foreign	86	(141)	(36)
Subtotal	86	(1,143)	(36)
Total	$ 689	$ (438)	$ 206

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity.  As of December 31, 2012, the Company had $5.7 million of unrecognized excess tax deductions related to compensation for stock option exercises which will be recognized when the net operating loss carryforwards are fully utilized and those excess tax benefits result in a reduction to income taxes payable.

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	Effective Tax Rate Percentage (%)
	Years ended December 31,
	2012	2011	2010
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	0.7	5.0	(0.5)
Effect of foreign operations	(9.5)	(12.0)	(4.6)
Change in valuation allowance	(13.4)	(68.3)	(38.8)
Other, principally permanent differences	25.2	22.8	(0.2)
Effective tax rate	37.0%	(18.5)%	(10.1)%

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  A summary of the tax effect of the significant components of the deferred income tax assets (liabilities) is as follows:

Deferred tax components:

(in thousands)	December 31,
	2012	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$4,352	$4,850	$5,893
Capital loss carryforwards	2,446	2,351	2,472
Accruals and reserves	145	135	126
Expenses not currently deductible for tax purposes	1,353	1,494	1,358
Alternative minimum tax credit carryforwards	166	166	166
Other	1,568	1,449	1,163
Total deferred tax asset	10,030	10,445	11,178
Valuation allowance	(7,026)	(6,869)	(8,662)
Total deferred tax asset less valuation allowance	3,004	3,576	2,516

Deferred tax liabilities:
Undistributed earnings of foreign subsidiary	(1,473)	(1,950)	(1,790)
Software development costs	(934)	(690)	(677)
Other	(910)	(1,145)	(421)
Total deferred tax liability	(3,317)	(3,785)	(2,888)

Net deferred tax liability	$(313)	$(209)	$(372)

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

Management believes that the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its deferred tax assets. However, other than for a portion of the deferred tax assets that are related to the Company’s Indian and Chinese subsidiaries, the Company presently does not have sufficient objective evidence to substantiate the recovery of the deferred tax assets. Accordingly, the Company has established a full $7.0 million valuation allowance on its U.S. deferred tax assets at December 31, 2012.  The valuation allowance for deferred tax assets increased by $1.1 million in 2012, decreased by $1.8 million in 2011 and increased by $287,000 in 2010.

At December 31, 2012, the Company’s largest deferred tax asset of $4.4 million primarily relates to a U.S. net operating loss carryforward of $12.0 million which expires in various amounts between 2017 and 2030.  The amount of U.S. loss carryforward which can be used by the Company each year is limited due to changes in the Company’s ownership which occurred in 2003.  Thus, a portion of the Company’s loss carryforward may expire unutilized.

Uncertain Tax Positions

The Company, through its acquisition of EnVision on January 4, 2011, recorded $320,000 of unrecognized tax benefits as well as a receivable from the EnVision shareholders for the same amount as indemnity for this tax position.  During 2012, the Company partially reduced both the liability and receivable from the EnVision acquisition by $269,000 as the related period is now outside the applicable statute of limitations.  During 2011 and 2012, the Company also recorded $126,000 and $165,000 of unrecognized tax benefits for certain foreign tax contingencies, respectively.  The Company made payments of $0 and $8,000 during 2011 and 2012, respectively, related to these foreign tax contingencies.  The Company records these uncertain tax positions in other current liabilities on the consolidated balance sheet, and records the associated interest and penalties as a component of income tax expense.  During 2011 and 2012,  the Company accrued $10,000 and $4,000 of interest and penalties, respectively.

Intraperiod tax allocation

The Company utilizes the with-and-without intraperiod tax allocation approach as described in ASC 740-24-45-7 which results in the use of the windfall tax benefits being utilized last.

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

As of December 31, 2012, the Company has reserved 3,907,686 shares of common stock for issuance: 3,070,803 shares upon exercise of outstanding stock options; and 836,883 shares for future grants under the Company’s 1995 Long-Term Incentive Plan.

Share Repurchase Plan

On March 21, 2011, the Board of Directors authorized the purchase of up to $3.0 million of the Company’s common stock in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.  During the year ended December 31, 2011, the Company repurchased 824,374 shares at an aggregate cost of $1.6 million.  During the year ended December 31, 2012, the Company repurchased 280,113 shares at an aggregate cost of $531,000.

Preferred Stock Rights

On March 21, 2011, the Board of Directors of the Company declared a dividend, payable to holders of record as of the close of business on April 1, 2011, of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company (the “Common Stock”).  In addition, the Company will issue one Right with each new share of Common Stock issued.  In connection therewith, on March 21, 2011, the Company entered into a Stockholder Protection Rights Agreement (as amended from time to time, the Rights Agreement) with Continental Stock Transfer & Trust Company, as Rights Agent, which has a term of three years, unless amended by the Board of Directors in accordance with the terms of the Rights Agreement.  Upon approval of both an independent committee of the Board of Directors and the Board of Directors, the Rights Plan can be extended for up to three years.  The Rights will initially trade with and be inseparable from the Common Stock and will not be evidenced by separate certificates unless they become exercisable.  Each Right entitles its holder to purchase from the Company one-hundredth of a share of participating preferred stock having economic and voting terms similar to the Common Stock at an exercise price of $8.00 per Right, subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable.  Under the Rights Agreement, the Rights become exercisable if any person or group acquires 20% or more of the Common Stock or, in the case of any person or group that owned 20% or more of the Common Stock as of March 21, 2011, upon the acquisition of any additional shares by such person or group.  The Company, its subsidiaries, employee benefit plans of the Company or any of its subsidiaries and any entity holding Common Stock for or pursuant to the terms of any such plan are accepted.  Upon exercise of the Right in accordance with the Rights Agreement, the holder would be able to purchase a number of shares of Common Stock from the Company having an aggregate market price (as defined in the Rights Agreement) equal to twice the then-current exercise price for an amount in cash equal to the then-current exercise price.  In addition, the Company may, in certain circumstances and pursuant to the terms of the Rights Agreement, exchange the Rights for one share of Common Stock or an equivalent security for each Right or, alternatively, redeem the Rights for $0.001 per Right.  The Rights will not prevent a takeover of our Company, but may cause substantial dilution to a person that acquires 20% or more of the Company’s Common Stock.

13.  Stock-Based Compensation

Long-term incentive plan

During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the “Plan”), which permits the granting of stock options (including incentive stock options and nonqualified stock options) stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination of these to employees, directors or consultants.  Options to purchase shares of the Company’s common stock under the Plan expire in either seven or ten years from the date of grant and become exercisable in three, five, or seven installments with a certain percentage of options vesting on the first anniversary of the grant date and additional options vesting on each of the subsequent anniversaries of the grant date, subject to acceleration under certain circumstances.  The Plan expires on June 30, 2018; the total  number of shares that could be issued under the Plan is 5,500,000.  As of December 31, 2012, 3,070,803 stock options were outstanding under the Plan, while 836,883 stock options remained to be granted under the Plan.

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

During the years ended December 31, 2012, 2011, and 2010, the Company recognized $914,000, $727,000 and $807,000, respectively, of pre-tax stock-based compensation expense under the fair value method.

Stock option and warrant activity

During the year ended December 31, 2012, the Company granted stock options to purchase 212,870 shares of common stock to GSE directors, officers, and employees.  No warrants to purchase shares of common stock were issued in 2012.  During the year ended December 31, 2011, the Company granted stock options to purchase 1,463,000 shares of common stock to GSE directors, officers, and employers.  No warrants to purchase shares of common stock were issued in 2011.

Information with respect to stock option and warrant activity as of and for the year ended December 31, 2012 is as follows:

					Weighted
				Aggregate	Average
	Number	Weighted		Intrinsic	Remaining
	of	Average		Value	Contractual Life
	Shares	Exercise Price		(in thousands)	(Years)

Shares under option and warrant, December 31, 2011	3,479,450	$ 3.46
Options granted	212,870	2.26
Options exercised	(266,211)	1.63
Options forfeited	(216,439)	3.73
Warrants expired	(138,867)	6.00
Shares under option December 31, 2012	3,070,803	3.40		$ 534	4.85
Options expected to vest	1,750,107	2.75		$ 358	5.43
Options exercisable at December 31, 2012	1,320,696	$ 4.27	`	$ 176	4.08

A summary of the status of the Company’s nonvested options as of and for the year ended December 31, 2012 is presented below.  All outstanding warrants were vested prior to 2012.

		Weighted
	Number	Average
	of Shares	Fair Value

Nonvested options at December 31, 2011	2,040,690	$ 1.57
Options granted	212,870	0.93
Options vested during the period	(503,453)	1.76

Nonvested options at December 31, 2012	1,750,107	$ 1.43

The fair value of the options granted in 2012, 2011 and 2010 were estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Years ended December 31,
	2012	2011	2010

Risk-free interest rates	.34 - 1.16%	1.06 - 2.28%	.57% - 2.93%
Dividend yield	0%	0%	0%
Expected life	2.00 - 6.28 years	3.75 - 6.98 years	2.5 - 6.5 years
Volatility	52.13 - 57.85%	49.49 - 60.24%	37.2 - 63.8%
Weighted average volatility	53.85%	55.04%	55.38%

As of December 31, 2012, the Company had $2.2 million of unrecognized compensation expense related to the unvested portion of outstanding stock options expected to be recognized on a pro-rata straight line basis over a weighted average remaining service period of approximately 6.5 years.

The Company received cash for the exercise price associated with stock options exercised of $272,000, $133,000, and $97,000 during the years ended December 31, 2012, 2011, and 2010, respectively.  The total intrinsic value realized by participants on stock options exercised was $94,000, $103,000 and $159,000 during the years ended December 31, 2012, 2011, and 2010, respectively.

14.  Commitments and Contingencies

Leases

The Company is obligated under certain noncancelable operating leases for office facilities and equipment.  Future minimum lease payments under noncancelable operating leases as of December 31, 2012 are as follows:

(in thousands)	Gross Future
Minimum Lease
Payments

2013	$ 979
2014	653
2015	657
2016	763
2017	772
Thereafter	646
Total	$ 4,470

Total rent expense under operating leases for the years ended December 31, 2012, 2011, and 2010 was approximately $1.0 million, $1.1 million, and $942,000, respectively.

Standby Letters of credit, bank guarantees, surety bonds and performance bonds

As of December 31, 2012, the Company was contingently liable for fourteen standby letters of credit and five surety bonds totaling $6.0 million which represent bid and performance bonds on fifteen contracts.  The Company has deposited the full value of six standby letters of credit, $1.8 million, into money market escrow accounts and certificates of deposit which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired. The cash has been recorded on the Company’s balance sheet at December 31, 2012 as restricted cash and long-term restricted cash depending on the expiration date of the underlying letters of credit.  An additional seven letters of credit for $3.1 million have been collateralized using the Company’s line of credit at December 31, 2012.

Contingencies

Various actions and proceedings are presently pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

15.  Employee Benefits

The Company has a qualified defined contribution plan that covers substantially all U.S. employees under Section 401(k) of the Internal Revenue Code.  Under this plan, the Company's stipulated basic contribution matches a portion of the participants' contributions based upon a defined schedule.  The Company's contributions to the plan were approximately $287,000, $271,000, and $245,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

16.  Segment Information

The Company has one reportable business segment that provides simulation solutions and services to the nuclear and fossil fuel power industry, and to the chemical and petrochemical industries.  Contracts typically range from 10 months to three years.

For the years ended December 31, 2012, 2011, and 2010, 59%, 67%, and 72%, respectively, of the Company’s consolidated revenue was from customers in the nuclear power industry. The Company designs, develops and delivers business and technology solutions to the energy industry worldwide.  Revenue, operating income (loss) and total assets for the Company’s United States, European, and Asian subsidiaries as of and for the years ended December 31, 2012, 2011, and 2010 are as follows:

(in thousands)	Year ended December 31, 2012
	United States	Europe	Asia	Eliminations	Consolidated

Contract revenue	$36,222	$15,005	$1,019	$-	$52,246
Transfers between geographic locations	2,226	494	661	(3,381)	-
Total contract revenue	$38,448	$15,499	$1,680	$(3,381)	$52,246
Operating income	$585	$1,285	$127	$-	$1,997
Total assets, at December 31	$81,792	$15,543	$1,640	$(36,411)	$62,564

(in thousands)	Year ended December 31, 2011
	United States	Europe	Asia	Eliminations	Consolidated

Contract revenue	$37,587	$12,443	$1,096	$-	$51,126
Transfers between geographic locations	1,379	-	416	(1,795)	-
Total contract revenue	$38,966	$12,443	$1,512	$(1,795)	$51,126
Operating income	$745	$1,293	$190	$-	$2,228
Total assets, at December 31	$78,900	$13,429	$1,002	$(34,516)	$58,815

(in thousands)	Year ended December 31, 2010
	United States	Europe	Asia	Eliminations	Consolidated

Contract revenue	$37,197	$9,699	$317	$-	$47,213
Transfers between geographic locations	352	-	798	(1,150)	-
Total contract revenue	$37,549	$9,699	$1,115	$(1,150)	$47,213
Operating income (loss)	$(2,397)	$1,157	$8	$-	$(1,232)
Total assets, at December 31	$70,783	$12,689	$353	$(30,211)	$53,614

Approximately 70%, 66%, and 71% of the Company’s 2012, 2011, and 2010 revenue, respectively, was derived from international sales of its products and services from all of its subsidiaries.

17.  Supplemental Disclosure of Cash Flow Information

(in thousands)		Year ended December 31,
		2012	2011	2010

Cash paid:
	Interest	$-	$-	$-
	Income taxes	$1,094	$813	$545

18.  Quarterly Financial Data (Unaudited)

The Company’s quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

(in thousands, except per share data)
	Year ended December 31, 2012 Quarterly Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Contract revenue	$13,389	$13,183	$13,009	$12,665
Operating income (loss)	218	560	1,356	(137)
Net income (loss)	530	158	816	(330)
Basic income (loss) per common share	$0.03	$0.01	$0.04	$(0.02)
Diluted income (loss) per common share	$0.03	$0.01	$0.04	$(0.02)

	Year ended December 31, 2011 Quarterly Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Contract revenue	$12,322	$11,257	$12,549	$14,998
Operating income (loss)	(287)	248	975	1,292
Net income (loss)	1,013	(244)	858	1,174
Basic income (loss) per common share	$0.05	$(0.01)	$0.05	$0.06

Diluted income (loss) per common share	$0.05	$(0.01)	$0.05	$0.06

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”), who is its principal executive officer, and Chief Financial Officer (“CFO”), who is its principal financial officer, to allow timely decisions regarding required disclosure.  At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Exchange Act.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness identified below.

(b)  Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A “material weakness” as defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5, “An Audit of Internal Control over Financial Reporting That is Integrated with an Audit of Financial Statements” (“Auditing Standard No. 5”) is “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.” A “deficiency” in internal control over financial reporting as defined by Auditing Standard No. 5 “exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.”   We believe that the following is a material weakness in our internal control over financial reporting.

In 2012, the Company implemented a new system for financial reporting and accumulation of financial data. The new financial system is a significant component of the Company’s internal control over financial reporting, but was not adopted in response to any deficiency in our internal controls.  As of December 31, 2012, we had not completed the evaluation of the completeness, design and operating effectiveness of the internal controls over the new financial system.  As a result of this material weakness in our internal control over financial reporting, we performed additional review and analysis over our consolidated financial statements for the year ended December 31, 2012.  As a result of these procedures, we believe that our consolidated financial statements are presented in accordance with U.S. GAAP.

Because of the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on the “Internal Control – Integrated Framework” issued by COSO. However, we believe these additional procedures were sufficient to provide a basis for management’s certifying that the financial statements presented in this Report are presented fairly, in all material respects, in accordance with U.S. GAAP.

(c)  Changes in Internal Control over Financial Reporting

Other than the implementation of the new financial system described above, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item, including items 401, 405, 406 and 407 of Regulation S-K, is incorporated by reference to the section captioned “Directors and Executive Officers” in the definitive Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

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

The information required by this item will either be set forth under the “Executive Compensation” section in the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be either set forth under the sections captioned “Voting Securities and Principal Holders Thereof,” and “Executive Compensation” in the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item will be either set forth under the “Directors and Executive Officers” section in the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be either set forth under the “Audit Committee Pre-Approval of Audit and Non-Audit Services” section in the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  List of Financial Statements

The following financial statements are included in Item 8:
GSE Systems, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements

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

GSE Systems, Inc.
By: / s / James A. Eberle
James A. Eberle
Chief Executive Officer

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: March 11, 2013	/s / JAMES A. EBERLE
James A. Eberle, Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2013	/ s / JEFFERY G. HOUGH
Jeffery G. Hough, Senior Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 11, 2013	(Jerome I. Feldman, Chairman of the Board	)	By:	/ s / JEFFERY G. HOUGH
	(Dr. Sheldon L. Glashow, Director	)		Jeffery G. Hough
	(Jane Bryant Quinn, Director	)		Attorney-in-Fact
	(Dr. Roger Hagengruber, Director	)
	(Joseph W. Lewis, Director	)
	(Christopher Sorrells, Director	)
	(Orrie Lee Tawes III, Director	)

A Power of Attorney, dated March 6, 2013 authorizing Jeffery G. Hough to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 on behalf of certain of the directors of the Registrant is filed as Exhibit 24.1 to this Annual Report.

Exhibit	Description of Exhibit

2. Plan of acquisition, reorganization, arrangement, liquidation, or succession
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

2.3
Stock Purchase Agreement, dated as of January 1, 2011 among GSE Systems, Inc., Toshi Shinohara, Santosh Joshi, Hideo Shinohara, and EnVision Systems, Inc.  Previously filed with Form 8-K as filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by refernece.

2.4
Employment Agreement, dated as of January 1, 2011 between Santosh Joshi and EnVision Systems, Inc.  Previously filed with Form 8-K as filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

3. Articles of Incorporation and Bylaws
3(i)
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

10.9
Employment Agreement dated as of November 1, 2010 between GSE Systems, Inc. and James Eberle.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on November 1, 2010 and incorporated herein by reference.*

10.10
Employment Agreement dated as of January 1, 2011 between GSE Systems, Inc. and Chin-our Jerry Jen.  Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on February 2, 2011 and incorporated herein by reference.

10.11
Employment Agreement dated as of January 1, 2011 between GSE Systems, Inc. and Jeffery G. Hough.  Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on February 2, 2011 and incorporated herein by reference.

10.12	Employment Agreement dated as of January 1, 2011 between GSE Systems, Inc. and Michael D. Feldman. filed herewith
10.13
Employment Agreement dated as of January 1, 2011 between GSE Systems, Inc. and Gill Grady.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on February 11, 2011 and incorporated herein by reference.*

10.14	Employment Agreement dated as of January 1, 2011 between GSE Systems, Inc. and Lawrence Gordon, filed herewith

10.15
Employment Agreement dated as of January 1, 2011 between GSE Systems, Inc. and Jerome I. Feldman.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on February 2, 2011 and incorporated herein by reference

10.16
Employment Agreement dated as of October 12, 2011 between GSE Systems, Inc. and Phillip M. Polefrone.  Previously filed in connection with the GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011 and incorporated herein by reference. *

10.17
Master Loan and Security Agreement dated November 22, 2011, by and among GSE Systems, Inc., GSE EnVision Inc. and Susquehanna Bank.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on November 29, 2011 and incorporated herein by reference.

10.18
$7,500,000 Revolving Credit Note, dated November 22, 2011 incorporated herein by reference.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on November 29, 2011 and incorporated herein by reference.

10.19
Employment Agreement dated as of December 27, 2012 between GSE Systems, Inc. and Steven Freel.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on December 27, 2012 and incorporated herein by reference. *

14. Code of Ethics
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