Form 10-Q
period 2013-03-31
GSE SYSTEMS INC
filed 2013-05-15
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2013.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number: 001-14785

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

1332 Londontown Blvd., Suite 200, Sykesville, MD 21784
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 970-7800

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

There were 18,349,838 shares of common stock, with a par value of $.01 per share outstanding as of May 13, 2013.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	Unaudited
	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$18,708	$22,386
Restricted cash	751	743
Contract receivables, net	22,847	23,716
Prepaid expenses and other current assets	3,649	3,212
Total current assets	45,955	50,057

Equipment, software and leasehold improvements	6,833	6,733
Accumulated depreciation	(4,787)	(4,653)
Equipment, software and leasehold improvements, net	2,046	2,080

Software development costs, net	2,747	2,426
Goodwill	4,448	4,502
Intangible assets, net	837	911
Long-term restricted cash	1,182	1,192
Other assets	1,272	1,396
Total assets	$58,487	$62,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,131	$4,980
Accrued expenses	1,951	2,287
Accrued compensation and payroll taxes	2,456	2,715
Billings in excess of revenue earned	4,465	5,993
Accrued warranty	1,988	2,107
Other current liabilities	1,733	2,193
Total current liabilities	17,724	20,275

Other liabilities	831	1,459
Total liabilities	18,555	21,734
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and
outstanding none in 2013 and 2012	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued
19,482,770 in 2013 and 19,435,324 in 2012	195	194
Additional paid-in capital	71,612	71,352
Accumulated deficit	(29,044)	(27,889)
Accumulated other comprehensive loss	(649)	(647)
Treasury stock at cost, 1,105,587 shares in 2013, 1,104,487 in 2012	(2,182)	(2,180)
Total stockholders' equity	39,932	40,830
Total liabilities and stockholders' equity	$58,487	$62,564

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended
	March 31,
	2013	2012

Contract revenue	$12,383	$13,389

Cost of revenue	9,302	9,470
Gross profit	3,081	3,919

Operating expenses:
Selling, general and administrative	4,165	3,486
Depreciation	153	137
Amortization of definite-lived intangible assets	52	78
Total operating expenses	4,370	3,701

Operating income (loss)	(1,289)	218

Interest income, net	39	51
Gain on derivative instruments, net	267	400
Other income (expense), net	(105)	86
Income (loss) before income taxes	(1,088)	755

Provision for income taxes	67	225
Net income (loss)	$(1,155)	$530

Basic income (loss) per common share	$(0.06)	$0.03

Diluted income (loss) per common share	$(0.06)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months ended
	March 31,
	2013	2012

Net income (loss)	$(1,155)	$530

Foreign currency translation adjustment	(2)	216

Comprehensive income (loss)	$(1,157)	$746

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

					Accumulated
	Common		Additional		Other	Treasury
	Stock		Paid-in	Accumulated	Comprehensive	Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2012	19,435	$194	$71,352	$(27,889)	$(647)	(1,104)	$(2,180)	$40,830

Stock-based compensation
expense	-	-	224	-	-	-	-	224
Common stock issued for
options exercised	48	1	36	-	-	-	-	37
Foreign currency translation
adjustment	-	-	-	-	(2)	-	-	(2)
Treasury stock at cost	-	-	-	-	-	(2)	(2)	(2)
Net loss	-	-	-	(1,155)	-	-	-	(1,155)
Balance, March 31, 2013	19,483	$195	$71,612	$(29,044)	$(649)	(1,106)	$(2,182)	$39,932

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,155)	$530
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	153	137
Amortization of definite-lived intangible assets	52	78
Capitalized software amortization	176	200
Amortization of deferred financing costs	3	3
Change in fair value of contingent consideration	86	45
Stock-based compensation expense	224	220
Equity (gain) loss on investment in GSE-UNIS Simulation Technology Co. Ltd.	114	(62)
Gain on derivative instruments	(267)	(400)
Changes in assets and liabilities:
Contract receivables	543	(2,486)
Prepaid expenses and other assets	27	92
Accounts payable, accrued compensation and accrued expenses	(296)	(1,032)
Billings in excess of revenue earned	(1,519)	297
Accrued warranty reserves	(119)	196
Other liabilities	(105)	(290)
Net cash used in operating activities	(2,083)	(2,472)

Cash flows from investing activities:
Capital expenditures	(131)	(350)
Capitalized software development costs	(497)	(269)
Investment in GSE-UNIS Simulation Technology Co. Ltd.	-	(469)
Restrictions of cash as collateral under letters of credit	-	(2)
Releases of cash as collateral under letters of credit	-	305
Net cash used in investing activities	(628)	(785)

Cash flows from financing activities:
Proceeds from issuance of common stock	37	210
Payments of the liability-classified contingent consideration arrangements	(979)	-
Treasury stock purchases	(2)	(303)
Net cash used in financing activities	(944)	(93)

Effect of exchange rate changes on cash	(23)	209
Net decrease in cash and cash equivalents	(3,678)	(3,141)
Cash and cash equivalents at beginning of year	22,386	20,326
Cash and cash equivalents at end of period	$18,708	$17,185

The accompanying notes are an integral part of these consolidated financial statements.

1.	Basis of Presentation and Revenue Recognition

Basis of Presentation

The consolidated interim financial statements included herein have been prepared by GSE Systems, Inc. (the “Company” or “GSE”) without independent audit.  In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted.  The results of operations for interim periods are not necessarily an indication of the results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 11, 2013.

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

For the three months ended March 31, 2013 and 2012, the following customer has provided more than 10% of the Company's consolidated revenue:

	Three Months ended
	March 31,
	2013	2012
Slovenské elektrárne, a.s.	23.3%	8.0%

2.	Basic and Diluted Income (Loss) Per Common Share

Basic income (loss) per share is based on the weighted average number of outstanding common shares for the period.  Diluted income (loss) per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options were exercised into common stock.  The number of common shares and common share equivalents used in the determination of basic and diluted income (loss) per share were as follows:

(in thousands, except for share amounts)	Three Months ended
	March 31,
	2013	2012
Numerator:
Net income (loss)	$(1,155)	$530

Denominator:
Weighted-average shares outstanding for basic earnings per share	18,340,554	18,395,585
Effect of dilutive securities:
Employee stock options	-	73,233
Adjusted weighted-average shares outstanding and assumed
conversions for diluted earnings per share	18,340,554	18,468,818

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	2,898,615	2,696,374

3.	Contract Receivables

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

(in thousands)	March 31,	December 31,
	2013	2012

Billed receivables	$10,970	$12,403
Recoverable costs and accrued profit not billed	11,879	11,315
Allowance for doubtful accounts	(2)	(2)
Total contract receivables, net	$ 22,847	$23,716

Recoverable costs and accrued profit not billed totaled $11.9 million and $11.3 million as of March 31, 2013 and December 31, 2012, respectively.  During April 2013, the Company invoiced $3.7 million of the unbilled amounts.

The following customers account for more than 10% of the Company’s consolidated contract receivables for the indicated periods:

	March 31,	December 31,
	2013	2012
Slovenské elektrárne, a.s.	24.4%	17.4%
Shandong Nuclear Power Co. Ltd.	11.4%	13.8%

4.	Software Development Costs

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

Software development costs capitalized were $497,000 for the three months ended March 31, 2013, and $269,000 for the three months ended March 31, 2012.  Total amortization expense was $176,000 for the three months ended March 31, 2013 and $200,000 for the three months ended March 31, 2012.

5.	Fair Value of Financial Instruments

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2013 and December 31, 2012 based upon the short-term nature of the assets and liabilities.

The following table presents assets and liabilities measured at fair value at March 31, 2013:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$13,325	$-	$-	$13,325
Certificates of deposit	744	-	-	744
Foreign exchange contracts	-	748	-	748

Total assets	$14,069	$748	$-	$14,817

Foreign exchange contracts	$-	$(225)	$-	$(225)

Total liabilities	$-	$(225)	$-	$(225)

The following table presents assets and liabilities measured at fair value at December 31, 2012:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$18,082	$-	$-	$18,082
Certificates of deposit	890	-	-	890
Foreign exchange contracts	-	316	-	316

Total assets	$18,972	$316	$-	$19,288

Foreign exchange contracts	$-	$(339)	$-	$(339)

Total liabilities	$-	$(339)	$-	$(339)

6.	Derivative Instruments

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

As of March 31, 2013, the Company had foreign exchange contracts outstanding of approximately 0.8 million Pounds Sterling, 17.1 million Euro, and 62.1 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  At December 31, 2012, the Company had contracts outstanding of approximately 0.8 million Pounds Sterling, 9.9 million Euro, and 61.8 million Japanese Yen at fixed rates.  The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	March 31,	December 31,
(in thousands)	2013	2012

Asset derivatives
Prepaid expenses and other current assets	$718	$296
Other assets	30	20
	748	316
Liability derivatives
Other current liabilities	(155)	(190)
Other liabilities	(70)	(149)
	(225)	(339)

Net fair value	$523	$(23)

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

For the three months ended March 31, 2013 and 2012, the Company recognized a net gain on its derivative instruments as outlined below:

	Three Months ended
	March 31,
(in thousands)	2013	2012

Foreign exchange contracts- change in fair value	$549	$186
Remeasurement of related contract
receivables, billings in excess of
revenue earned, and subcontractor
accruals	(282)	214

Gain on derivative instruments, net	$267	$400

7.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $224,000 and $220,000 of stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively, under the fair value method.  The Company granted 64,500 stock options for the three months ended March 31, 2013.  The fair value of the options granted for the three months ended March 31, 2013 was $78,000.  The Company granted 92,870 stock options for the three months ended March 31, 2012.  The fair value of the options granted for the three months ended March 31, 2012 was $64,000.

8.	Long-Term Debt

At March 31, 2013 and December 31, 2012, the Company had no long-term debt outstanding.

Line of Credit

The Company has a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna Bank (“Susquehanna”).  The Company and its subsidiaries, GSE Power Systems, Inc., and GSE EnVision LLC, are jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 ½%.  The two-year agreement expires on November 1, 2013.

As collateral for the Company’s obligations, the Company granted a first lien and security interest in all of the assets of the Company, including but not limited to, accounts receivable, inventory, proceeds and products, intangibles, trademarks, intellectual property, and machinery and equipment.

Issuances of stand-by letters of credit and advances of working capital (collectively referred to as the “Advances”) require that the Company maintain a minimum cash balance of $3.0 million at all times (the “Cash Balance Requirement”).  The Cash Balance Requirement will remain at the minimum amount as long as the Company’s quarterly net income (exclusive of gains and losses on derivative instruments and stock option expense) as defined (“Net Income”) remains positive and the Company is in compliance with the covenants.  If the Company’s quarterly consolidated Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contain certain restrictive covenants regarding future acquisitions, and incurrence of debt.  In addition, the credit agreements contain financial covenants with respect to the Company’s cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At March 31, 2013, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such, the cash flow coverage ratio is not applicable at March 31, 2013.

As of
	Covenant	March 31, 2013

Minimum tangible capital base	Must Exceed $26.0 million	$31.9 million
Quick ratio	Must Exceed 2.00 : 1.00	2.59 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.58 : 1.00

As the Company’s Net Income for the three months ended March 31, 2013 as defined above was negative, the Company will currently be required to maintain a cash balance of $3.7 million at Susquehanna which is equivalent to the amount of Advances at March 31, 2013.  All of the Company’s outstanding Advances as of March 31, 2013 consisted of stand-by letters of credit.

As of March 31, 2013, the Company was contingently liable for sixteen standby letters of credit and five surety bonds totaling $6.6 million which represent performance and bid bonds on sixteen contracts.  The Company has deposited the full value of six standby letters of credit in certificates of deposit and escrow accounts ($1.8 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at March 31, 2013 as restricted cash.

9.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2012	$2,107
Warranty provision	167
Warranty claims	(285)
Currency adjustment	(1)
Balance at March 31, 2013	$1,988

10.	Contingent Consideration

ASC Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations.

As of March 31, 2013 and December 31, 2012, contingent consideration included in the other current liabilities on the consolidated balance sheet totaled $1.3 million and $1.6 million, respectively.  As of March 31, 2013 and December 31, 2012, the Company also had accrued contingent consideration totaling $363,000 and $902,000, respectively, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.  During the three months ended March 31, 2013 the Company made payments of $979,000 related to the liability classified contingent consideration arrangements.

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

The Company expects to pay income taxes in the United Kingdom, India, and China in 2013.  In 2012, the Company paid income taxes in Sweden, India, and China.  The Company has a full valuation allowance on its U.S. net deferred tax assets at March 31, 2013.

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

On March 21, 2011, the Board of Directors authorized the purchase of up to $3.0 million of the Company’s common stock in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.  During the three months ended March 31, 2013, the Company repurchased 1,100  shares at an aggregate cost of $2,000.  During the three months ended March 31, 2012, the Company repurchased 162,387 shares at an aggregate cost of $303,000.

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects”, “intends”, “believes”, “may”, “will” and “anticipates” to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors of the Company’s 2012 Annual Report on Form 10-K and those other risks and uncertainties detailed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

General Business Environment

It has been over two years since a 9.0 magnitude earthquake and subsequent tsunami occurred along the northeast coast of Japan which damaged the Fukushima Daiichi I Nuclear Power Plant, which is maintained by the Tokyo Electric Power Company (TEPCO).  The impact on the Company’s revenue is only now being seen with a reduction in revenue from both Japanese and German customers, two traditionally strong sources of revenue for the Company.  However, despite the near-term downturn in simulation orders from customers in these countries, the future for nuclear power continues to look strong in other parts of the world.  China, Korea and Russia are each developing or modernizing their nuclear technologies to provide attractive alternatives for export sales to the emerging nuclear markets in Southeast Asia, Africa and the Middle East.  GSE continues to work with partners and establish relationships in China, Korea, and Russia to take advantage of those growing domestic and export markets, and has allocated senior management resources to help develop these markets.

Worldwide, there are 437 operating reactors, 67 currently being built, and 484 additional reactors planned or proposed to be operational by 2030.  Vast growth opportunities exist for companies like GSE who provide solutions to catastrophes such as Three Mile Island, Chernobyl, and Fukushima.  GSE’s growth was propelled by the global response to the former two, and we expect nothing less this time.

In Japan, tough new rules for Japanese nuclear power plants have been revealed in draft form. Among them are that power companies should be able to contain a severe accident situation for an entire week without outside help. The draft proposals for accident prevention and mitigation came from Japan's newly established Nuclear Regulation Authority (NRA), which has enough independence to do its work free from governmental control and undue industrial influence.  Industry minister Toshimitsu Motegi has said recently that some of the country’s idled nuclear reactors might resume operations in autumn 2013 at the earliest after undergoing a new safety assessment process in accordance with the NRA’s proposals.  Of Japan’s 50 commercial reactors, only two are currently online.

According to a new report entitled European Nuclear Power Sector: Trends and Opportunities, “nuclear energy shows potential to reduce emissions and dependence on fossil fuels, and therefore, will be a major contributor to the European energy mix in 2020."  Additionally, the consulting firm Frost & Sullivan believes nuclear energy is the European Union's answer to meeting aggressive targets on carbon dioxide emissions while reducing dependency on fossil fuels.  The report notes that, despite the accident at the Fukushima Daiichi plant in Japan, the number of nuclear power reactors under construction worldwide "is still higher now than across the last two decades."  France, Finland, the UK and Sweden have all reaffirmed their commitment to nuclear power, while Poland, Romania and the Czech Republic are planning to push ahead with new units, following increased safety assessments.  According to Frost & Sullivan, nuclear plant life extensions represent a bigger market over the next 20 years than new builds for the current nuclear supply chain.  Life extension projects are likely to take place at plants with a combined generating capacity of 132 GWe.

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

On May 31, 2012, the State Council, China’s Cabinet, approved a nuclear safety plan for 2011-2015 following a nine month safety inspection of China’s 41 nuclear power plants, which at the time, were either operating or under construction.  Some power plants had to develop better procedures for severe accident prevention and mitigation.  China National Nuclear Power, the biggest nuclear power developer in the country, has announced plans to raise money for projects worth more than $27 billion through what could be one of the biggest initial public offerings (IPO) in China and the first for a nuclear power company.

In October 2012, China made further plans to restart nuclear plant construction, ending a one year moratorium on building new nuclear plants imposed after Japan’s nuclear accident.  With 17 nuclear reactors that provide about 12.8 gigawatts (GW) of generating capacity and another 29 reactors under construction that add another 29 GW, China plans to build nuclear power plants as a key part of curbing demand on fossil fuels.  By 2015, China’s government hopes to generate 30% of China’s power from solar, renewable energy sources such as wind, and nuclear energy.

As reported by Businessweek.com, Chinese engineers have adapted the Westinghouse Electric Company’s AP1000 reactor technology into a larger design, called the CAP1400, which increases the power the reactor can produce from 1,000 megawatts to 1,400 megawatts.  Construction on China’s first CAP1400 is expected to begin this year and Gu Jun, President of  State Nuclear Power said at a February 1, 2013 press conference that the “exploration of the global market for the CAP1400 will start in 2013”.

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

The Company’s strategic decisions to reposition away from being just a nuclear simulation company and to diversify our end markets not only proved to be prescient but vital.  And while the Company had built up a healthy pipeline of acquisition targets, due to the volatility and uncertainty that would undoubtedly cloud any company servicing the nuclear industry, the Company decided to reassess the pipeline and cling to the strength of its balance sheet as a buoy through the storm.

Natural gas prices and the likelihood of abundant sources through the fracking process have had a significant impact on the fossil fuel power generation market.  The changing fuel mix and recent uncertainty regarding environmental regulations delayed some capital projects.  New environmental regulations in the U.S. go into effect in 2015 and will require new systems to clean plant emissions.  These tend to be complex chemical systems with complex controls and the need to train operators.  Contracts for those types of plant upgrades should start to happen in late 2013 and 2014 in order to meet the regulatory deadlines.

Just as the Company has allocated management resource for key nuclear growth markets, the Company has also taken some senior management to focus on growth opportunities in South America and Africa.

For the Company’s training business, our aim is lofty – “to change the way the energy industry learns.”  Continued belief and investment in integrating immersive 3D gaming technology with physics-correct simulation models has led to continued growth since the commercialization of the Activ3Di business in mid-2010.  The Company discovered that it was early in introducing this solution, resulting in a longer ramp-up than anticipated.  However, as the industry understands and appreciates the profound impact this next generation technology will have in training their workforces faster and better, the Company remains confident this business line will grow rapidly and achieve profitability in 2013.

The Company’s engineering services leverages technology to mitigate risk, and save both time and money.  Our customers can view design scenarios virtually allowing them to identify and correct problems BEFORE construction and avoiding very costly delays and risk.  In one instance, for less than a $4 million investment in our engineering simulator, the end customer shaved 50% off their planned commissioning time.  This accelerated schedule enabled our customer to generate approximately $40 million ahead of schedule.

Our market opportunity lies at the undeniable intersection of increasing global energy demand and the shortage of qualified energy workforces.  New plants, new workers, and replacement workers for aging workforces will need innovative engineering and training solutions.  We continue to enjoy serving our many blue chip customers globally from our 10 locations in five countries.  This global reach is critical to our strategy as global energy demand is expected to rise 35% by 2040, with a 65% increase in the non-OECD countries.  In 2012, 70% of our revenue was generated with customers outside the United States.  Additionally, the OECD countries are expecting a 40 – 50% reduction in incumbent energy industry employees due to attrition and retirement in the next five years.

In order to meet the world’s growing energy needs, the growth of all forms of energy is critical.  Per the ExxonMobil 2012 the Outlook for Energy: A View to 2040, “By 2040 electricity generation will account for more than 40% of global energy consumption.  Oil will remain the most widely used fuel, but natural gas will grow fast enough to overtake coal for the number-two position.  For both oil and natural gas, an increasing share of global supply will come from unconventional sources, such as those from shale formations.  Demand for natural gas will rise by more than 60% through 2040.”  For more than three decades, we have leveraged the simulation capability that we initially developed for nuclear power for non-nuclear projects.  Globally we have delivered 121 fossil power plant simulators and 96 process industry simulators.  Our GSE EnVision™ products include interactive multi-media tutorials and simulation models primarily for the petrochemical and oil & gas refining industries.  These products provide a foundation in process fundamentals, as well as plant operations and interaction.  We now have a tiered offering when it comes to simulation, as well as a large library of training content in multiple languages.

The U.S. Energy Information Administration forecasted that world energy consumption will increase by 52% from 2008 to 2035 with most of the highest growth in Non-OECD countries.  Growing consumption means new production, which means new plants, new workers, and an enormous amount of training to provide a skilled workforce.  GSE recognized this growing need for energy industry training several years ago and began developing various training solutions leveraging the use of our simulation technology.  For example,

• GSE created a 163 module, five-simulator training course that we sold to the Emirates Simulation Academy LLC, in the UAE, a training academy that was created by GSE and two other partners in 2007. GSE continues to use and re-sell these training courses.

• GSE worked with the University of Strathclyde in Glasgow, Scotland to incorporate GSE’s simulation into the University’s degreed and industrial education programs.

• GSE acquired EnVision training products (GSE EnVision) to provide a full suite of training materials to the petroleum and process industry. This training material includes computer-based tutorials and generic simulators and is available in multiple languages.

• GSE developed and taught multiple 20-week “Nuclear Operator Jump Start Training Programs” for Southern Nuclear Company in Augusta, GA, successfully training the operators and instructors for the first advanced nuclear plant in the United States. GSE used our VPanel™ interactive visual training simulator, which was a key reason that this training was extremely successful.

• GSE developed multiple innovative and interactive 3D training devices for the electric generating and petroleum process industries. GSE’s Activ 3Di training devices are being used worldwide by members of the Electric Power Research Institute (EPRI) for training and troubleshooting complex components. These training devices incorporate knowledge from subject matter experts using computers and tablet displays that new learners highly value.

• GSE developed a Generic Pressurized Water Reactor (GPWR) product that is being used worldwide for research and training in research centers and universities. The GPWR includes a generic full scope simulator, operating procedures, plant system descriptions, and training materials and can be used on GSE’s VPanel™ or commonly available computer equipment.

• GSE provided innovative training tools and simulators to EDF Energy’s Cannington Court training center, helping to transform the 900 year old facility into a showcase training center.

Case studies demonstrate that the inclusion of “serious gaming” technology such as immersive 3D environments can reduce training time and improve learning significantly.  In fact, the Royal Canadian Army was able to reduce the cost of training and increase the pass rate of students by incorporating gaming into the curriculum.  Due to the advancement of computer processing power and graphics technology, immersive commercially viable off-the-shelf 3D game engines are readily available.  Additionally, this style of learning also lends itself to the next generation workforce, and as such, GSE is investing significantly in 3D visualization training products.  This investment comes in the form of strategic hires, investment in technology, and software product development.  Through development efforts already undertaken, GSE’s engineers have discovered how to link our industry-leading, high fidelity models to commercially available off-the-shelf game engines.  This enables us to make the invisible visible.  The use of GSE’s 3D visualization technology allows users to now see the inside of various components of a power plant such as  the inside of an operating reactor, steam generator, or turbine generator.  Blending the learning strategy of incorporating 3D visualization with high fidelity real time simulation models will allow GSE to provide the energy industry with better, faster, and less costly training ideally suited for the next generation workforce, which we have branded as ACTIV-3Di.  In September 2012, the Company introduced the Virtual Flow Loop TrainerTM.  It can cost a utility approximately $1.0 million to construct a brick and mortar flow loop facility for training plant operating and maintenance staff.  The Virtual Flow Loop Trainer is a practical and cost-effective alternative that operates on personal computers across a company’s existing IT infrastructure.  The Virtual Flow Loop Trainer provides the same level of training in a convenient, flexible environment.  The Virtual Flow Loop Trainer is applicable across all industries and learning organizations that need to train their staff and students on both the fundamental and practical operations of a wide variety of pumps, valves, controllers, and instrumentation.

The dramatic increase in energy demand world-wide over the next 30 years will not only require significant amounts of training for new employees but also require new plants of all sources, too.  Obviously, these new plants will need to be engineered and designed prior to construction, and GSE’s modeling tools are being used more and more to verify and validate control system design and overall plant designs.  Finding design errors during engineering rather than construction allows plant startup to occur sooner saving countless dollars and allowing revenue generation sooner.  GSE is developing new design solutions leveraging our high fidelity simulation models to improve and streamline the plant engineering process.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended March 31,
	2013	%	2012	%
Contract revenue	$ 12,383	100.0%	$ 13,389	100.0%
Cost of revenue	9,302	75.1%	9,470	70.7%

Gross profit	3,081	24.9%	3,919	29.3%
Operating expenses:
Selling, general and administrative	4,165	33.7%	3,486	26.1%
Depreciation	153	1.2%	137	1.0%
Amortization of definite-lived
intangible assets	52	0.4%	78	0.6%
Total operating expenses	4,370	35.3%	3,701	27.7%

Operating income (loss)	(1,289)	(10.4)%	218	1.6%

Interest income, net	39	0.3%	51	0.4%
Gain on derivative instruments, net	267	2.2%	400	3.0%
Other income (expense), net	(105)	(0.8)%	86	0.6%

Income (loss) before income taxes	(1,088)	(8.7)%	755	5.6%

Provision for income taxes	67	0.6%	225	1.6%

Net income (loss)	$ (1,155)	(9.3)%	$ 530	4.0%

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

A summary of the Company’s significant accounting policies as of December 31, 2012 is included in Note 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Certain of our accounting policies require higher degrees of judgment than others in their application.  These include revenue recognition on long-term contracts, capitalization of computer software development costs, valuation of intangible assets acquired, contingent consideration issued in business acquisitions, and the recoverability of deferred tax assets.  These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations - Three Months ended March 31, 2013 versus Three Months ended March 31, 2012

Contract Revenue.  Total contract revenue for the three months ended March 31, 2013 totaled $12.4 million, which was 7.5% less than the $13.4 million total revenue for the three months ended March 31, 2012.  The Company recorded total orders of $5.1 million in the three months ended March 31, 2013 compared to $17.8 million for the three months ended March 31, 2012.  Revenue related to the $36.0 million full scope simulator and digital control system order from  Slovenské elektrárne, a.s. (“SE”) was $2.9 million (23.3% of revenue) and $1.1 million (8.0% of revenue) for the three months ended March 31, 2013 and 2012, respectively.  Offsetting this increase in revenue from the SE order are reductions in revenue from both Japanese and German customers, two traditionally strong sources of revenue for the Company. As an aftermath to the Fukushima earthquake and tsunami which occurred over 2 years ago, the Japanese have shut down all but two of their nuclear reactors and the Germans have announced plans to shut down all of their nuclear reactors by 2022. For the three months ended March 31, 2013 revenue decreased $1.4 million and $700,000 from nuclear simulation customers in Japan and Germany, respectively as compared to the same period in the prior year.  Furthermore, fossil fuel simulation revenue decreased $800,000 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  At March 31, 2013, the Company’s backlog was $44.9 million, of which $8.9 million is related to the SE contract.  At December 31, 2012 the Company’s backlog totaled $51.9 million.

Gross Profit.  Gross profit totaled $3.1 million for the three months ended March 31, 2013 compared to $3.9 million for the same period in 2012.  As a percentage of revenue, gross profit decreased from 29.3% for the three months ended March 31, 2012 to 24.9% for the three months ended March 31, 2013.  The increase in revenue on the Slovakia contract, which has an overall gross profit lower than the Company’s normal gross profits, along with a decrease in revenue from our core business have contributed to the decrease in gross profit for the three months ended March 31, 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $4.2 million in the three months ended March 31, 2013, a 19.5% increase from the $3.5 million for the same period in 2012.  The increases reflect the following spending variances:

♦
Business development and marketing costs remained flat at $1.7 million for the three months ended March 31, 2012 and 2013.  During the three months ended March 31, 2013, the Company employed three additional business development resources in the United States as compared to the same period in the prior year.  Included in business development and marketing costs are bidding and proposal costs, which are the costs of operations personnel assisting with the preparation of contract proposals.  Bidding and proposal costs decreased by $38,000 from the first quarter of 2012 to $437,000 during the three months ended March 31, 2013.

♦
The Company’s general and administrative expenses (“G&A”) increased from $1.4 million to $2.2 million for the three months ended March 31, 2012 and 2013, respectively.  The fluctuations were primarily attributable to the following:

o
The Company incurred foreign currency translation losses of $64,000 for the three months ended March 31, 2013 as compared to foreign currency translation gains of $94,000 for the three months ended March 31, 2012.

o
The Company implemented a global Enterprise Resource Planning system during the third quarter 2012.  Costs related to support and maintenance of this implementation totaled $185,000 and $0 for the three months ending March 31, 2013 and 2012, respectively.

o
The Company’s subsidiary in the United Kingdom moved offices and reorganized its reporting structure during the three months ended March 31, 2013.  The Company’s general and administrative expenses increased $200,000 for the related facility charges and reclassification of personnel during the three months ended March 31, 2013 as compared to the same period in the prior year.

♦
Gross spending on software product development (“development”) expenses for the three months ended March 31, 2013 and 2012 totaled $721,000 and $670,000, respectively.  The Company capitalized $497,000 and $269,000 of product development expenses for the three months ended March 31, 2013 and 2012, respectively.  Net development spending decreased from $401,000 for the three months ended March 31, 2012 to $224,000 for the three months ended March 31, 2013.

o
The Company created a 3D visualization team in January 2011 to develop 3D technology to add to our training programs.  The Company incurred $56,000 and $114,000 of costs related to this effort in the three months ended March 31, 2013 and 2012, respectively.

o
Our EnVision product line is working on several new products mainly related to a gas-oil separation process and an upstream amine treatment unit.  EnVision incurred $133,000 and $39,000 of development expense for the three months ended March 31, 2013 and 2012, respectively.

o
Spending on other software product development totaled $533,000 and $517,000 for the three and months ended March 31, 2013 and 2012, respectively.  The Company’s development expenses were mainly related to two projects, an enhanced graphical user interface for our JADE™ modeling toolset, and our configuration management system, ISIS™, which is a central data warehouse that supports various forms of data on a simulator.

Depreciation.  Depreciation expense totaled $153,000 and $137,000 during the three months ended March 31, 2013 and 2012, respectively.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $52,000 and $78,000 for the three months ended March 31, 2013 and 2012, respectively.

Operating Income (Loss).  The Company had an operating loss of ($1.3 million) (10.4% of revenue) during the three months ended March 31, 2013, as compared with operating income of $218,000 (1.6% of revenue) for the same period in 2012.  The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $39,000 and $51,000 for the three months ended March 31, 2013 and 2012, respectively.

Gain on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of March 31, 2013, the Company had foreign exchange contracts outstanding of approximately 0.8 million Pounds Sterling, 17.1 million Euro, and 62.1 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company has not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $549,000 for the three months ended March 31, 2013.

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

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three months ended March 31, 2013, the Company recognized a loss of ($282,000) from the remeasurement of such contract receivables, billings in excess of revenue earned and subcontractor accruals.  For the same period in 2012, the Company recognized a gain of $214,000.

Other Income (Expense), net.  For the three months ended March 31, 2013, other expense, net was ($105,000).  For the three months ended March 31, 2012, other income, net was $86,000.  The major components of other income (expense), net included the following items:

♦
For the three months ended March 31, 2013, the Company recognized a loss of ($114,000) relating to its pro rata share of operating results from GSE-UNIS Simulation Technology Co., Ltd.  For the three months ended March 31, 2012, the Company recognized a gain of $62,000 relating to its pro rata share of operating results from GSE-UNIS Simulation Technology Co., Ltd.

♦	The Company had other miscellaneous income for the three months ended March 31, 2013 of $9,000. For the three months ended March 31, 2012, other miscellaneous income amounted to $24,000.

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

The Company expects to pay income taxes in the United Kingdom, India, and China in 2013.  In 2012, the Company paid income taxes to Sweden, India, and China.  The Company has a full valuation allowance on its U.S. net deferred tax assets at March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, the Company’s cash and cash equivalents totaled $18.7 million compared to $22.4 million at December 31, 2012.

Cash used in operating activities.  For the three months ended March 31, 2013, net cash used in operations totaled $2.1 million.  Significant changes in the Company’s assets and liabilities in the three months ended March 31, 2013 included:
♦
A $543,000 decrease in the Company’s contract receivables.  The Company’s trade receivables, net of the allowance for doubtful accounts, decreased from $12.4 million at December 31, 2012 to $11.0 million at March 31, 2013.  At March 31, 2013, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $2.9 million versus $2.5 million at December 31, 2012.  The Company’s unbilled receivables increased by approximately $600,000 to $11.9 million at March 31, 2013.  The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.  In April 2013, the Company invoiced $3.7 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

♦	A $1.5 million decrease in billings in excess of revenue earned. The increase was due to the timing of contracted billing milestones of the Company’s projects.

Net cash used in operations for the three months ended March 31, 2012, totaled $2.5 million.  Significant changes in the Company’s assets and liabilities in the three months ended March 31, 2012 included:
♦
A $2.5 million increase in the Company’s contract receivables.  The Company’s trade receivables, net of the allowance for doubtful accounts, increased from $8.1 million at December 31, 2011 to $12.8 million at March 31, 2012.  At March 31, 2012, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $1.2 million versus $278,000 at December 31, 2011.  The Company’s unbilled receivables decreased by approximately $2.0 million to $10.2 million at March 31, 2012.  The decrease in the unbilled receivables was due to the timing of contracted billing milestones of the Company’s current projects.

♦
A $1.0 million decrease in accounts payable, accrued compensation and accrued expenses.  The decrease was due to the timing of payments made by the Company to vendors and subcontractors, as well as payments made to employees and management for bonuses and excess vacation payouts during the three months ended March 31, 2012.

Cash used in investing activities.  Net cash used in investing activities totaled $628,000 for the three months ended March 31, 2013.  During the three months ended March 31, 2013, the Company did not make any contributions to GSE-UNIS Simulatoon Technology Co, Ltd. ("GSE-UNIS").  GSE-UNIS is 51% owned by Beijing UNIS Investment Co., Ltd. and 49% owned by GSE.

Capitalized expenditures totaled $131,000 and capitalized software development costs totaled $497,000 for the three months ended March 31, 2013.

Net cash used in investing activities totaled $785,000 for the three months ended March 31, 2012.  During the three months ended March 31, 2012, the Company made its final equity contribution of $469,000 to GSE-UNIS.

Capital expenditures totaled $350,000 and capitalized software development costs totaled $269,000 for the three months ended March 31, 2012. Cash provided by the release of cash as collateral under letters of credit totaled $305,000 for the three months ended March 31, 2012.

Cash used in financing activities.  Net cash used in financing activities totaled $944,000 for the three months ended March 31, 2013.  During the three months ended March 31, 2013, the Company made payments of $979,000 in relation to the liability classified contingent-consideration associated with the acquisition of EnVision. The Company repurchased 1,100 shares of the Company’s common stock at an aggregate cost of $2,000 for the three months ended March 31, 2013.  Proceeds from the issuance of common stock for the three months ended March 31, 2013 totaled $37,000.

For the three months ended March 31, 2012, net cash used in financing activities totaled $93,000.  The Company repurchased 162,387 shares of the Company’s common stock at an aggregate cost of $303,000 for the three months ended March 31, 2012.  Proceeds from the issuance of common stock for the three months ended March 31, 2012 totaled $210,000.

At March 31, 2013, the Company had cash and cash equivalents of $18.7 million.  The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.

Credit Facilities

The Company has a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna.  The Company and its subsidiaries, GSE Power Systems, Inc., and GSE EnVision LLC, are jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 ½%.  The two-year agreement expires on November 1, 2013.

As collateral for the Company’s obligations, the Company granted a first lien and security interest in all of the assets of the Company, including but not limited to, accounts receivable, inventory, proceeds and products, intangibles, trademarks, intellectual property, and machinery and equipment.

Issuances of stand-by letters of credit and advances of working capital (collectively referred to as the “Advances”) require that the Company maintain a minimum cash balance of $3.0 million at all times (the “Cash Balance Requirement”).  The Cash Balance Requirement will remain at the minimum amount as long as the Company’s quarterly consolidated net income (exclusive of gains and losses on derivative instruments and stock option expense) as defined (“Net Income”), remains positive and the Company is in compliance with the covenants.  If the Company’s quarterly Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contain certain restrictive covenants regarding future acquisitions, and incurrence of debt.  In addition, the credit agreements contain financial covenants with respect to the Company’s cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At March 31, 2013, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such the cash flow coverage ratio is not applicable at March 31, 2013.

As of
	Covenant	March 31, 2013

Minimum tangible capital base	Must Exceed $26.0 million	$31.9 million
Quick ratio	Must Exceed 2.00 : 1.00	2.59 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.58 : 1.00

As the Company’s Net Income for the three months ended March 31, 2013 as defined above was negative, the Company will currently be required to maintain a cash balance of $3.7 million at Susquehanna which is equivalent to the amount of Advances at March 31, 2013.  All of the Company’s outstanding Advances as of March 31, 2013 consisted of stand-by letters of credit.

As of March 31, 2013, the Company was contingently liable for sixteen standby letters of credit and five surety bonds totaling $6.6 million which represent performance and bid bonds on sixteen contracts.  The Company has deposited the full value of six standby letters of credit in certificates of deposit and escrow accounts ($1.8 million) which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at March 31, 2013 as restricted cash.

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

As of March 31, 2013, the Company had foreign exchange contracts outstanding of approximately 0.8 million Pounds Sterling, 17.1 million Euro, and 62.1 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $549,000 for the three months ended March 31, 2013.  A 10% fluctuation in the foreign currency exchange rates up or down as of March 31, 2013 would have increased/decreased the change in the estimated fair value of the contracts by $52,000.

As of March 31, 2012, the Company had foreign exchange contracts outstanding of approximately 2.4 million Pounds Sterling, 13.7 million Euro, and 378.6 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $186,000 for the three months ended March 31, 2012.  A 10% fluctuation in the foreign currency exchange rates up or down as of March 31, 2012 would have increased/decreased the change in the estimated fair value of the contracts by $36,000.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”), who is its principal executive officer, and Chief Financial Officer (“CFO”), who is its principal financial officer, to allow timely decisions regarding required disclosure.  At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Exchange Act.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness identified below.

(b)  Changes in internal control

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S GAAP. The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

In 2012, the Company implemented a new system for financial reporting and accumulation of financial data. The new financial system is a significant component of the Company’s internal control over financial reporting, but was not adopted in response to any deficiency in our internal controls.  As of March 31, 2013, we had not completed the evaluation of the completeness, design and operating effectiveness of the internal controls over the new financial system.  As a result of this material weakness in our internal control over financial reporting, we performed additional review and analysis over our consolidated financial statements for the three months ended March 31, 2013.  As a result of these procedures, we believe that our consolidated financial statements are presented in accordance with U.S GAAP.  We anticipate that we will complete an evaluation of the completeness, design, and operating effectiveness of the internal controls over our financial system in the third quarter 2013.

Because of the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting during the three months ended March 31, 2013, based on the “Internal Control – Integrated Framework” issued by COSO. However, we believe these additional procedures were sufficient to provide a basis for management’s certifying that the financial statements presented in this Report are presented fairly, in all material respects, in accordance with GAAP.

(c)  Changes in Internal Control over Financial Reporting

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s share repurchase activity for the three months ended March 31, 2013:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1 - January 31	-	$-	1,104,487	$819,773
February 1 - February 28	-	$-	1,104,487	$819,773
March 1 - March 31	1,100	$2.00	1,105,587	$817,574

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

Date:  May 15, 2013
GSE SYSTEMS, INC.

/S/ JAMES A. EBERLE
James A. Eberle
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)