Form 10-Q
period 2013-08-09
GSE SYSTEMS INC
filed 2013-08-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2013.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number:  001-14785

GSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification No.)

1332 Londontown Blvd., Suite 200, Sykesville, MD 21784
(Address of principal executive office and zip code)

Registrant's telephone number, including area code:  (410) 970-7800

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

There were 18,058,023 shares of common stock, with a par value of $.01 per share outstanding as of August 13, 2013.

GSE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	Unaudited
	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$21,091	$22,386
Restricted cash	979	743
Contract receivables, net	20,778	23,716
Prepaid expenses and other current assets	2,888	3,212
Total current assets	45,736	50,057

Equipment, software and leasehold improvements	6,773	6,733
Accumulated depreciation	(4,862)	(4,653)
Equipment, software and leasehold improvements, net	1,911	2,080

Software development costs, net	769	2,426
Goodwill	-	4,502
Intangible assets, net	786	911
Long-term restricted cash	1,177	1,192
Other assets	1,286	1,396
Total assets	$51,665	$62,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,198	$4,980
Accrued expenses	1,731	2,287
Accrued compensation and payroll taxes	2,409	2,715
Billings in excess of revenue earned	6,693	5,993
Accrued warranty	1,778	2,107
Other current liabilities	1,650	2,193
Total current liabilities	19,459	20,275

Other liabilities	776	1,459
Total liabilities	20,235	21,734
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and
outstanding none in 2013 and 2012	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued
19,486,770 in 2013 and 19,435,324 in 2012	195	194
Additional paid-in capital	71,833	71,352
Accumulated deficit	(37,243)	(27,889)
Accumulated other comprehensive loss	(807)	(647)
Treasury stock at cost, 1,321,986 shares in 2013, 1,104,487 in 2012	(2,548)	(2,180)
Total stockholders' equity	31,430	40,830
Total liabilities and stockholders' equity	$51,665	$62,564
The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012

Contract revenue	$11,034	$13,183	$23,417	$26,572

Cost of revenue	8,219	8,713	17,521	18,183
Write-down of capitalized software development costs	2,174	-	2,174	-
Gross profit	641	4,470	3,722	8,389

Operating expenses:
Selling, general and administrative	3,946	3,694	8,111	7,180
Goodwill impairment loss	4,462	-	4,462	-
Depreciation	146	138	299	275
Amortization of definite-lived intangible assets	52	78	104	156
Total operating expenses	8,606	3,910	12,976	7,611

Operating income (loss)	(7,965)	560	(9,254)	778

Interest income, net	24	34	63	85
Gain (loss) on derivative instruments, net	(410)	(384)	(143)	16
Other income (expense), net	94	93	(11)	179
Income (loss) before income taxes	(8,257)	303	(9,345)	1,058

Provision (benefit) for income taxes	(58)	145	9	370
Net income (loss)	$(8,199)	$158	$(9,354)	$688

Basic income (loss) per common share	$(0.45)	$0.01	$(0.51)	$0.04

Diluted income (loss) per common share	$(0.45)	$0.01	$(0.51)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$(8,199)	$158	$(9,354)	$688

Foreign currency translation adjustment	(158)	(367)	(160)	(151)

Comprehensive income (loss)	$(8,357)	$(209)	$(9,514)	$537

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-in	Accumulated	Comprehensive	Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2012	19,435	$ 194	$ 71,352	$ (27,889)	$ (647)	(1,104)	$ (2,180)	$ 40,830

Stock-based compensation
expense	-	-	438	-	-	-	-	438
Common stock issued for
options exercised	52	1	43	-	-	-	-	44
Foreign currency translation
adjustment	-	-	-	-	(160)	-	-	(160)
Treasury stock at cost	-	-	-	-	-	(218)	(368)	(368)
Net loss	-	-	-	(9,354)	-	-	-	(9,354)
Balance, June 30, 2013	19,487	$ 195	$ 71,833	$ (37,243)	$ (807)	(1,322)	$ (2,548)	$ 31,430

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(9,354)	$688
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Goodwill impairment loss	4,462	-
Write-down of capitalized software development costs	2,174	-
Depreciation	299	275
Amortization of definite-lived intangible assets	104	156
Capitalized software amortization	478	368
Amortization of deferred financing costs	6	6
Change in fair value of contingent consideration	173	143
Stock-based compensation expense	438	447
Equity (gain) loss on investment in GSE-UNIS Simulation Technology Co. Ltd.	96	(134)
(Gain) loss on derivative instruments	143	(16)
Changes in assets and liabilities:
Contract receivables	2,786	(5,865)
Prepaid expenses and other assets	215	1,323
Accounts payable, accrued compensation and accrued expenses	(562)	(204)
Billings in excess of revenue earned	716	(838)
Accrued warranty reserves	(329)	163
Other liabilities	(86)	(303)
Net cash provided by (used in) operating activities	1,759	(3,791)

Cash flows from investing activities:
Capital expenditures	(142)	(779)
Capitalized software development costs	(995)	(608)
Investment in GSE-UNIS Simulation Technology Co. Ltd.	-	(469)
Restrictions of cash as collateral under letters of credit	(228)	(1,734)
Releases of cash as collateral under letters of credit	-	315
Net cash used in investing activities	(1,365)	(3,275)

Cash flows from financing activities:
Proceeds from issuance of common stock	44	221
Payments of the liability-classified contingent consideration arrangements	(1,188)	(806)
Treasury stock purchases	(368)	(303)
Net cash used in financing activities	(1,512)	(888)

Effect of exchange rate changes on cash	(177)	(106)
Net decrease in cash and cash equivalents	(1,295)	(8,060)
Cash and cash equivalents at beginning of year	22,386	20,326
Cash and cash equivalents at end of period	$21,091	$12,266
The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2013 and 2012
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

The Company has only one reportable segment.  The Company has a wide range of knowledge of simulation systems and the processes those systems are intended to control and model.  The Company’s knowledge is concentrated heavily in simulation technology and model development.  The Company is primarily engaged in simulation for the power generation industry and the process industries.  Contracts typically range from one to three years.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  The Company’s most significant estimates relate to revenue recognition, capitalization of software development costs, valuation of intangible assets acquired including goodwill, contingent consideration issued in business acquisitions, and the recoverability of deferred tax assets.  Actual results could differ from these estimates and those differences could be material.

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

For the three and six months ended June 30, 2013 and 2012, the following customer has provided more than 10% of the Company’s consolidated revenue:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012
Slovenské elektrárne, a.s.	22.4%	4.2%	22.9%	6.1%

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

(in thousands, except for share amounts)	Three Months ended		Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(8,199)	$158	$(9,354)	$688

Denominator:
Weighted-average shares outstanding for basic
earnings per share	18,299,108	18,391,988	18,320,653	18,398,790

Effect of dilutive securities:
Employee stock options	-	97,702	-	96,903
Adjusted weighted-average shares outstanding
and assumed conversions for diluted
earnings per share	18,299,108	18,489,690	18,320,653	18,495,693

Shares related to dilutive securities excluded
because inclusion would be anti-dilutive	2,916,427	2,816,873	2,918,692	2,756,624

3.	Contract Receivables

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

(in thousands)	June 30,	December 31,
	2013	2012

Billed receivables	$10,003	$12,403
Recoverable costs and accrued profit not billed	10,815	11,315
Allowance for doubtful accounts	(40)	(2)
Total contract receivables, net	$20,778	$23,716

Recoverable costs and accrued profit not billed totaled $10.8 million and $11.3 million as of June 30, 2013 and December 31, 2012, respectively.  During July 2013, the Company invoiced $1.6 million of the unbilled amounts.

The following customers account for more than 10% of the Company’s consolidated contract receivables for the indicated periods:

	June 30,	December 31,
	2013	2012
Slovenské elektrárne, a.s.	15.8%	17.4%
Shandong Nuclear Power Co. Ltd.	15.6%	13.8%

4.	Software Development Costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheets.  Capitalization of computer software development costs begins upon the establishment of technological feasibility.  Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers.  Amortization of capitalized computer software development costs is included in cost of revenue and is determined using the straight-line method over the remaining estimated economic life of the product, typically three years.  On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software development costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product.  If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future undiscounted cash flows.  The excess of any unamortized software development costs over the related net realizable value is written down and charged to operations.

Software development costs capitalized were $498,000 and $995,000 for the three and six months ended June 30, 2013, respectively, and $339,000 and $608,000 for the three and six months ended June 30, 2012, respectively.  Total amortization expense was $302,000 and $478,000 for the three and six months ended June 30, 2013, respectively, and $168,000 and $368,000 for the three and six months ended June 30, 2012, respectively.

During the second quarter of 2013, the Company incurred a charge of $2.2 million related to the write-down of certain capitalized software development costs based on the net realizable value analysis.

5.	Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2013, were as follows (in thousands):

Net book value at December 31, 2012	$4,502

2013 Activity
Goodwill impairment loss	(4,462)
Foreign currency translation	(40)

Net book value at June 30, 2013	$-

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with Accounting Standards Codification 350, Intangibles — Goodwill and Other (Topic 350).  The provisions of Topic 350 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value.  The Company has only one reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

Based upon indicators of impairment in the second quarter of 2013, which included a substantial decrease in the Company’s market capitalization following the announcement of the Company’s first quarter 2013 earnings, and significantly lower than projected revenue and profits as a result of a change in market conditions, the Company performed an interim impairment test as of June 30, 2013.

The fair value of our reporting unit was estimated using a combination of appropriately weighted income and market approaches.  The cash flows employed in the income approach are based on our most recent forecasts and business plans developed in the second quarter of 2013, as well as various growth rate assumptions for the years beyond the current business plan period, discounted using an estimated weighted average cost of capital ("WACC").  The WACC is comprised of (1) a risk free rate of return, (2) an equity and size risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting unit, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting unit, each weighted by the relative market value percentages of our equity and debt, and (4) an industry and specific company risk factor.

The results of the Topic 350 Step 1 goodwill impairment analysis indicated that the estimated fair value of our reporting unit was less than the carrying value.  The reporting unit was unfavorably impacted by a combination of lower current and projected cash flows.  Because our reporting unit’s fair value estimate was lower than its carrying value, we applied the second step of the goodwill test, in accordance with ASC 350.

The second step of the goodwill impairment analysis indicated that the carrying values of the goodwill associated with the reporting unit exceeded its implied fair value resulting in a $4.5 million non-deductible goodwill impairment charge.  As a result of the goodwill impairment loss, no goodwill remained on the Consolidated Balance Sheets as of June 30, 2013.  The impairment was non-cash in nature and did not affect the Company’s current liquidity, and did not impact the debt covenants under the Company’s existing credit facility.

Intangible Assets Subject to Amortization

The Company’s intangible assets include amounts recognized in connection with business acquisitions, including customer relationships, contract backlog and technology.  Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset.  Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contract backlog and contractual customer relationships which are recognized in proportion to the related projected revenue streams.  Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise.  The failure of step 1 of the goodwill impairment analysis was an impairment indicator in the second quarter of 2013, but the undiscounted cash flows associated with the other intangible assets were greater than the carrying value, and therefore, no impairment was present.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2013 and December 31, 2012 based upon the short-term nature of the assets and liabilities.

The following table presents assets and liabilities measured at fair value at June 30, 2013:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$17,081	$-	$-	$17,081
Certificates of deposit	-	-	-	-
Foreign exchange contracts	-	247	-	247

Total assets	$17,081	$247	$-	$17,328

Foreign exchange contracts	$-	$(270)	$-	$(270)

Total liabilities	$-	$(270)	$-	$(270)

The following table presents assets and liabilities measured at fair value at December 31, 2012:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$18,082	$-	$-	$18,082
Certificates of deposit	890	-	-	890
Foreign exchange contracts	-	316	-	316

Total assets	$18,972	$316	$-	$19,288

Foreign exchange contracts	$-	$(339)	$-	$(339)

Total liabilities	$-	$(339)	$-	$(339)

7.	Derivative Instruments

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

As of June 30, 2013, the Company had foreign exchange contracts outstanding of approximately 0.4 million Pounds Sterling, 14.0 million Euro, and 60.4 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  At December 31, 2012, the Company had contracts outstanding of approximately 0.8 million Pounds Sterling, 9.9 million Euro, and 61.8 million Japanese Yen at fixed rates.  The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	June 30,	December 31,
(in thousands)	2013	2012

Asset derivatives
Prepaid expenses and other current assets	$231	$296
Other assets	16	20
	247	316
Liability derivatives
Other current liabilities	(270)	(190)
Other liabilities	-	(149)
	(270)	(339)

Net fair value	$(23)	$(23)

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

For the three and six months ended June 30, 2013 and 2012, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three Months ended		Six Months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Foreign exchange contracts- change in
fair value	$(548)	$(93)	$1	$93
Remeasurement of related contract
receivables, billings in excess of
revenue earned, and subcontractor
accruals	138	(291)	(144)	(77)

Gain (loss) on derivative instruments, net	$(410)	$(384)	$(143)	$16

8.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $214,000 and $227,000 of stock-based compensation expense for the three months ended June 30, 2013 and 2012, respectively, under the fair value method and recognized $438,000 and $447,000 of stock-based compensation expense for the six months ended June 30, 2013 and 2012, respectively.  The Company granted 0 and 64,500 stock options for the three and six months ended June 30, 2013, respectively.  The fair value of the options granted for the six months ended June 30, 2013 was $78,000.  The Company granted 60,000 and 152,870 stock options for the three and six months ended June 30, 2012, respectively.  The fair values of these options at the grant date were $81,000 and $145,000, respectively.

9.	Long-Term Debt

At June 30, 2013 and December 31, 2012, the Company had no long-term debt outstanding.

Line of Credit

The Company has a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna Bank (“Susquehanna”).  The Company and its subsidiaries, GSE Power Systems, Inc., and GSE EnVision LLC, are jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 ½%.  In July 2013, Susquehanna extended the Revolving Credit Expiration Date to June 30, 2014.

As collateral for the Company’s obligations, the Company granted a first lien and security interest in all of the assets of the Company, including but not limited to, accounts receivable, inventory, proceeds and products, intangibles, trademarks, intellectual property, and machinery and equipment.

Issuances of stand-by letters of credit and advances of working capital (collectively referred to as the “Advances”) require that the Company maintain a minimum cash balance of $3.0 million at all times (the “Cash Balance Requirement”).  The Cash Balance Requirement will remain at the minimum amount as long as the Company’s quarterly net income (exclusive of gains and losses on derivative instruments and stock option expense) as defined (“Net Income”) remains positive and the Company is in compliance with the covenants.  If the Company’s quarterly consolidated Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contain certain restrictive covenants regarding future acquisitions and incurrence of debt.  In addition, the credit agreements contain financial covenants with respect to the Company’s cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At June 30, 2013, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such, the cash flow coverage ratio is not applicable at June 30, 2013.

As of
	Covenant	June 30, 2013

Minimum tangible capital base	Must Exceed $26.0 million	$29.9 million
Quick ratio	Must Exceed 2.00 : 1.00	2.35 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.68 : 1.00

As the Company’s Net Income for the three months ended June 30, 2013 as defined above was negative, the Company will currently be required to maintain a cash balance of $3.8 million at Susquehanna which is equivalent to the amount of Advances at June 30, 2013.  All of the Company’s outstanding Advances as of June 30, 2013 consisted of stand-by letters of credit.

As of June 30, 2013, the Company was contingently liable for sixteen standby letters of credit and five surety bonds totaling $6.8 million which represent performance and bid bonds on sixteen contracts.  The Company has deposited the full value of seven standby letters of credit in escrow accounts, amounting to $2.0 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at June 30, 2013 as restricted cash.

10.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2012	$2,107
Warranty provision	225
Warranty claims	(544)
Currency adjustment	(10)
Balance at June 30, 2013	$1,778

11.	Contingent Consideration

ASC Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations.

As of June 30, 2013 and December 31, 2012, contingent consideration included in the other current liabilities on the consolidated balance sheet totaled $1.2 million and $1.6 million, respectively.  As of June 30, 2013 and December 31, 2012, the Company also had accrued contingent consideration totaling $380,000 and $902,000, respectively, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.  During the three and six months ended June 30, 2013 the Company made payments of $200,000 and $1.2 million, respectively, related to the liability classified contingent consideration arrangements.

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

The Company expects to pay income taxes in the United Kingdom, India, and China in 2013.  In 2012, the Company paid income taxes in Sweden, India, and China.  The Company has a full valuation allowance on its U.S. net deferred tax assets at June 30, 2013.

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

On March 21, 2011, the Board of Directors authorized the purchase of up to $3.0 million of the Company’s common stock in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.  During the three and six months ended June 30, 2013, the Company repurchased 216,399 and 217,499 shares, respectively, at an aggregate cost of $366,000 and $368,000, respectively.  During the three and six months ended June 30, 2012 the Company repurchased 0 and 162,387 shares at an aggregate cost of $0 and $303,000, respectively.

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

The Company has a 49% minority interest in GSE-UNIS Simulation Technology Co., Ltd., a Chinese limited liability company.  The Company has only one reportable segment.

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

General Business Environment

It has been over two years since a 9.0 magnitude earthquake and subsequent tsunami occurred along the northeast coast of Japan which damaged the Fukushima Daiichi I Nuclear Power Plant maintained by the Tokyo Electric Power Company (TEPCO).  This natural disaster has had a significant impact on the nuclear power industry overall as well as on the Company’s nuclear operating training simulator business.

♦
In Japan, all but two of the country’s 50 nuclear reactors remain shut down.  Nuclear power provided about 30% of the country’s electricity prior to the Fukushima disaster and was expected to increase to at least 40% by 2017.  In October 2012, the new Nuclear Regulatory Authority (“NRA”) in Japan announced that nuclear power plant restart reviews would comprise both a safety assessment by the NRA and the briefing of affected local governments by the operators.  In July 2013, four utilities applied for restart of 12 PWR reactors at six sites, two of which are already running on an interim basis.  Although the Liberal Democratic Party, which currently controls both houses of the Diet, has indicated a pro-nuclear stance in restoring power supplies, it appears that it will be several more years before most of the Japanese reactors may be restarted.  For the three and six months ended June 30, 2013, the Company’s revenue from nuclear simulation customers in Japan decreased $1.8 million and $3.2 million, respectively,  as compared to the same periods in 2012.  At March 31, 2011, just after the Fukushima disaster, the Company had backlog of $8.1 million from Japanese customers.  At June 30, 2013, we have backlog from Japanese customers of $1,500.  There are no significant orders from Japanese customers in our sales pipeline.

♦
Pre-Fukushima, Germany obtained about one quarter of its electricity from nuclear energy, using 17 reactors, per the World Nuclear Association. Following the Fukushima disaster, all of the country’s nuclear power reactors which began operation in 1980 or earlier were shut down.  The remaining nine reactors will be closed by the end of 2022.  For the three and six months ended June 30, 2013, the Company’s revenue from German nuclear simulation customers decreased by $200,000 and $900,000, respectively, as compared to the same periods in the prior year.  At March 31, 2011, just after the Fukushima disaster, the Company had backlog of $4.6 million from German customers.  At June 30, 2013, we have backlog from German customers of $170,000.  We anticipate some future orders from our German customers.

♦
China’s response to the Fukushima disaster was to postpone the approval of new nuclear power plants, but those new plants that were already under construction were allowed to continue. Thus, the Company’s simulator projects that were already under way (new simulators for the Westinghouse AP1000 plants being built at Sanmen and Haiyang) have not been impacted.  On May 31, 2012, the State Council, China’s Cabinet, approved a nuclear safety plan for 2012 through 2015 following a nine month safety inspection of China’s 41 nuclear power plants, which were either operating or under construction.  In October 2012, the Chinese government lifted the ban on new nuclear power stations but only for those plants to be built along the coast, in-land power plants continue to be banned.  GSE’s business in China remains strong.  At June 30, 2013, we have backlog from Chinese end customers of $11.9 million as compared to $13.1 million at March 31, 2011.

♦
In the US, prior to the Fukushima disaster, there was anticipation of a nuclear “renaissance”.  GSE received contracts in 2010 from Westinghouse Electric Company LLC to provide operator training simulators for the first nuclear reactors to be built in the U.S. in over 30 years at the Vogtle and VC Summer nuclear power plants.  The U.S. Nuclear Regulatory Commission was reviewing 13 combined construction and operating license (“CCOL”) applications from 12 companies and consortia for 22 nuclear power reactors.  In February 2012, the NRC voted to issue the first three new rules to deal with safety issues based on eight changes identified by the NRC’s Fukushima task force, with implementation expected by the end of 2016.  The three orders require safety enhancements of operating reactors, construction permit holders, and combined license holders.  These orders require nuclear power plants to implement safety enhancements related to (1) mitigation strategies to respond to extreme natural events resulting in the loss of power at plants, (2) ensuring reliable hardened containment vents, and (3) enhancing spent fuel pool instrumentation.  In addition, the NRC requested each reactor reevaluate the seismic and flooding hazards at their site using present-day methods and information.  Of the 13 combined construction and operating license applications under review by the NRC at the time of the Fukushima disaster, two licenses have been issued (for the Vogtle and VC Summer plants), two have been suspended and nine are still under review.  No new CCOL’s have been filed with the NRC since the Fukushima disaster and the nuclear “renaissance” has not materialized.

In addition to the impact of the Fukushima disaster, (i) the U.S. economy continues to be sluggish,  (ii) the current low natural gas prices are causing utilities considering nuclear power to reevaluate the economics of those decisions at this time and (iii) most of Europe remains in recession which has negatively impacted capital spending by electric utilities doing business in Europe.

In response to these changes in the nuclear simulation market, the Company’s strategy revolves around the following initiatives:

♦
The Company is repositioning itself to actively pursue business and develop strategic partnerships in those areas of the world where the construction of additional nuclear power plants is expected to grow.

o
With 17 nuclear reactors that provide about 13.8 gigawatts (GW) of generating capacity and another 28 reactors under construction that add another 30.6 GW, China plans to build nuclear power plants as a key part of curbing demand on fossil fuels.  By 2015, China’s government hopes to generate 30% of China’s power from solar, renewable energy sources such as wind, and nuclear energy. As reported by Businessweek.com, Chinese engineers have adapted the Westinghouse Electric Company’s AP1000 reactor technology into a larger design, called the CAP1400, which increases the power the reactor can produce from 1,000 megawatts to 1,400 megawatts.  Construction on China’s first CAP1400 is expected to begin this year and Gu Jun, President of  State Nuclear Power said at a February 1, 2013 press conference that the “exploration of the global market for the CAP1400 will start in 2013”.  GSE is working to strengthen its relationships with the Chinese nuclear utilities and is developing plans to grow its Chinese subsidiary.

o
South Korea is seeking to export its nuclear technology with a goal of exporting 80 nuclear reactors by 2030.  The Company has hired an agent in Korea and is working to strengthen its relationships with the Korean nuclear utilities.

o
Russia is moving forward with plans to expand the role of nuclear energy, with an expected 50% increase in output by 2020.  In June 2010, the Russian government approved plans for 173 GWe of new generating capacity by 2030, 43.4 GWe of this being nuclear.  Currently there are 10 reactors under construction and another 24 planned.  The Company had done extensive upgrade work for the Leningrad Nuclear Power Plant prior to the consolidation of Russian nuclear power plants under Rosenergoatom in 2001 and received some additional work thereafter, but has received no additional work since 2008 due to the government decree that all operator training simulators for Russian nuclear power plants must be performed by a Russian owned company.  GSE is exploring options on how to partner with Russian entities in order to reenter the Russian nuclear simulation market as well as cooperate in the international markets where Russia is selling its commercial nuclear technology. The Russian nuclear power industry is aggressively marketing its new plant designs throughout the world including places such as Turkey, Vietnam and India.

♦
Certain products continue to do well in the nuclear power upgrade market.  GSE is selling its RELAP5-HD advanced thermohydraulic model for plants in Europe, Asia and the U.S.  GSE has successfully sold its first two domestic upgrade programs using RELAP5-HD, and believes the success of these projects will help convince domestic customers of the value of this advanced model.  To date, GSE has sold 23 RELAP5-HD projects around the world.

♦
As evidenced by the new safety rules that the NRC has recently issued, the Chinese State Council’s Safety Plan, and the creation in Japan of the Nuclear Regulatory Authority, there will be additional governmental regulations requiring plant modifications and new testing scenarios that will result in the need for higher fidelity simulation. According to Platts.com, U.S. nuclear plant operators estimate they will spend $3.6 billion in post-Fukushima upgrades. GSE has developed PSA-HD™ and DesignEPTM, which are engineering-grade nuclear simulation solutions for both full scope simulator and desktop simulator applications. PSA-HD allows operating personnel to train for and develop responses to severe accident scenarios based on the operations of their specific facility.  DesignEP provides a desktop solution that allows engineers, safety analysis specialists, emergency planners and plant operating personnel all to experiment with new designs and procedures to address severe accident conditions.  Both solutions utilize MAAP 5.0 as the calculation engine, with GSE’s real-time executive and graphical interface to provide a dynamic, real-time solution for severe accident analysis.  MAAP 5.0 is an Electric Power Research Institute (EPRI) software program that performs severe accident analysis for nuclear power plants including assessments of core damage and radiological transport.  A valid license to MAAP 5.0 from EPRI is required to use MAAP 5.0 with PSA-HD and DesignEP.  PSA-HD’s real-time code can be integrated with a nuclear plant’s existing full-scope training simulator and is applicable to all current nuclear plant designs.  GSE’s solutions can be used to validate the utility’s severe accident management guidelines (SAMGs), demonstrate the safety of current plant designs to regulators and stakeholders, and identify potential issues with existing plant design that may require modification.  The solutions include high-fidelity models of the plant’s reactor core, containment structures and spent fuel pool.  The models simulate severe accident conditions which mirror those that occurred at the Fukushima facility, such as the release of radioactive materials due to overheating of the core, exposure of the fuel rods in the spent fuel pool, and hydrogen build up in the containment building.

♦
As the energy industries continue to build power generation capacity and extend the useful life of current assets, GSE is using its sophisticated simulation technology to mitigate risk in new development projects.  GSE's technology and experienced staff enable clients to view design scenarios virtually, identify and correct problems before construction, avoid delays and more effectively design human machine interaction.  Simulators used during the planning and design phase of these new development projects provide customers their first view at testing the interface between systems manufactured by different suppliers as well as allowing them to see their plants operating with the design data.  Finding issues pre-construction or early in construction can save valuable time and money, ensuring on-time start-up of capital assets.  GSE products such as ControlSimTM and ISISTM are used to help customers rapidly design and test plant instrumentation and control (I&C) and human machine interface (HMI) designs.  GSE has integrated its proven simulation tools with its new centralized data repository and revision management system into a platform for I&C and HMI design engineers.  ControlSim is designed for rapid development and testing of plant control and logic strategies and HMI design.  GSE has added the ability to publish the resulting model as engineering drawings in PDF or AutoCAD formats with relevant data such as the I/O list, set points and other constants in electronic or document formats. GSE’s ISIS central database is a distributed, powerful system used to support the management of data on complex multi-year projects, automate tedious processes to reduce engineering hours, and provide a central point for integration of all GSE or 3rd party engineering design applications into a cohesive simulator development system.

♦
GSE is working with Small Modular Reactor (SMR) designers to assist with the early design phase of these reactors.  Two of the primary SMR designers are using the Company’s simulation technology and engineering expertise to help with design submissions, control strategy development, human factors engineering of the control room and other high value applications.  Per a 2011 report by the University of Chicago Energy Policy Institute, SMR’s could significantly mitigate the financial risk associated with full-scale plants, potentially allowing small reactors to compete effectively with other energy sources, such as coal-fired plants.  The anticipated benefits of these designs are lower capital costs, faster construction, scalable power production and enhanced safety.  The U.S Department of Energy’s Office of Nuclear Energy is trying to help accelerate the timelines for the commercialization and deployment of SMR technologies by providing funding through their SMR Licensing Technical Support Program.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended June 30,				Six Months ended June 30,
	2013	%	2012	%	2013	%	2012	%
Contract revenue	$11,034	100.0%	$13,183	100.0%	$23,417	100.0%	$26,572	100.0%
Cost of revenue	8,219	74.5%	8,713	66.1%	17,521	74.8%	18,183	68.4%
Write-down of capitalized software development costs	2,174	19.7%	-	0.0%	2,174	9.3%	-	0.0%

Gross profit	641	5.8%	4,470	33.9%	3,722	15.9%	8,389	31.6%
Operating expenses:
Selling, general and administrative	3,946	35.8%	3,694	28.1%	8,111	34.6%	7,180	27.1%
Goodwill impairment loss	4,462	40.4%	-	0.0%	4,462	19.1%	-	0.0%
Depreciation	146	1.3%	138	1.0%	299	1.3%	275	1.0%
Amortization of definite-lived
intangible assets	52	0.5%	78	0.6%	104	0.4%	156	0.6%
Total operating expenses	8,606	78.0%	3,910	29.7%	12,976	55.4%	7,611	28.7%

Operating income (loss)	(7,965)	(72.2)%	560	4.2%	(9,254)	(39.5)%	778	2.9%

Interest income, net	24	0.2%	34	0.3%	63	0.3%	85	0.3%
Gain (loss) on derivative instruments, net	(410)	(3.7)%	(384)	(2.9)%	(143)	(0.6)%	16	0.1%
Other income (expense), net	94	0.9%	93	0.7%	(11)	(0.1)%	179	0.7%

Income (loss) before income taxes	(8,257)	(74.8)%	303	2.3%	(9,345)	(39.9)%	1,058	4.0%

Provision (benefit) for income taxes	(58)	(0.5)%	145	1.1%	9	0.0%	370	1.4%

Net income (loss)	$(8,199)	(74.3)%	$158	1.2%	$(9,354)	(39.9)%	$688	2.6%

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

A summary of the Company’s significant accounting policies as of December 31, 2012 is included in Note 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Certain of our accounting policies require higher degrees of judgment than others in their application.  These include revenue recognition on long-term contracts, capitalization of computer software development costs, valuation of intangible assets acquired, including goodwill, contingent consideration issued in business acquisitions, and the recoverability of deferred tax assets.  These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations - Three and Six Months ended June 30, 2013 versus Three and Six Months ended June 30, 2012

Contract Revenue.  Total contract revenue for the three months ended June 30, 2013 totaled $11.0 million, which was 16.3% less than the $13.2 million total revenue for the three months ended June 30, 2012.  For the six months ended June 30, 2013, contract revenue totaled $23.4 million, a $3.2 million decrease from the $26.6 million for the six months ended June 30, 2012.  The Company recorded total orders of $9.6 million in the six months ended June 30, 2013 compared to $26.4 million for the three months ended June 30, 2012.  Revenue related to the $36.0 million full scope simulator and digital control system order from  Slovenské elektrárne, a.s. (“SE”) was $2.5 million (22.4% of revenue) and $548,000 (4.2% of revenue) for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, revenue from SE was $5.4 million (22.9% of revenue) and $1.6 million (6.1% of revenue), respectively.  Offsetting this increase in revenue from the SE order are reductions in revenue from both Japanese and German customers, two traditionally strong sources of revenue for the Company.  As an aftermath to the Fukushima earthquake and tsunami which occurred over 2 years ago, the Japanese have shut down all but two of their nuclear reactors and the Germans have announced plans to shut down all of their nuclear reactors by 2022. For the three and six months ended June 30, 2013, revenue decreased $1.8  million and $3.2 million, respectively, from nuclear simulation customers in Japan and decreased by $200,000 and $900,000, respectively, from nuclear simulation customers in Germany, as compared to the same periods in the prior year.  The Company also completed two significant nuclear simulation projects for customers during the second quarter of 2012.  These projects included a full scope AGR replacement simulator for a British utility and a substantial upgrade project for a full scope simulator in the Ukraine.  Revenue related to these projects for the three and six months ended June 30, 2013 totaled $1.4 million and $2.7 million, respectively.  Furthermore, fossil fuel simulation revenue remained flat for the three months ended June 30, 2013, and has decreased $800,000 for the six months ended June 30, 2013 as compared to the same periods in the prior year.  At June 30, 2013, the Company’s backlog was $39.0 million, of which $6.4 million is related to the SE contract.  At December 31, 2012, the Company’s backlog totaled $51.9 million.

Gross Profit.  Excluding the $2.2 million non-cash write down of capitalized software development costs, which is discussed below, gross profit totaled $2.8 million for the three months ended June 30, 2013 compared to $4.5 million for the same period in 2012.  As a percentage of revenue, gross profit decreased from 33.9% for the three months ended June 30, 2012 to 25.5% for the three months ended June 30, 2013.  For the six months ended June 30, 2013, gross profit was $5.9 million which was a 29.8% decrease from the $8.4 million recognized during the same period in 2012. As a percentage of revenue, gross profit decreased from 31.6% to 25.2% for the six months ended June 30, 2012 and 2013, respectively.  The increase in revenue on the Slovakia contract, which has an overall gross profit lower than the Company’s normal gross profits, along with a decrease in revenue from our core business has contributed to the decrease in gross profit for the three and six months ended June 30, 2013.

Write-down of capitalized software development costs. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the unamortized amount for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. For the quarter ended June 30, 2013, we incurred a charge of $2.2 million related to the write-off of certain capitalized software development costs.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses totaled $3.9 million in the three months ended June 30, 2013, a 6.8% increase from the $3.7 million for the same period in 2012.  For the six months ended June 30, 2013 and 2012, SG&A expenses totaled $8.1 million and $7.2 million, respectively.  The increases reflect the following spending variances:

♦
Business development and marketing costs decreased slightly from $1.2 million to $1.1 million for the three months ended June 30, 2012 and 2013, respectively, and remained flat at $2.4 million for the six months ended June 30, 2013 and 2012, respectively.  Bidding and proposal costs, which are the costs of operations personnel assisting with the preparation of contract proposals, increased by $65,000 and $28,000 during the three and six months ended June 30, 2013 to $533,000 and $970,000, respectively, as compared to the three and six months ended June 30, 2012.

♦
The Company’s general and administrative expenses (“G&A”) increased from $1.8 million to $2.0 million for the three months ended June 30, 2012 and 2013, respectively, and increased from $3.2 million to $4.2 million for the six months ended June 30, 2012 and 2013, respectively.  The fluctuations were primarily attributable to the following:

o
The Company incurred foreign currency translation losses of ($73,000) for the three months ended June 30, 2013 and ($137,000) for the six months ended June 30, 2013.  For the three and six months ended June 30, 2012, the Company incurred a foreign currency translation loss of ($36,000) and a gain of $57,000, respectively.

o
The Company implemented a global Enterprise Resource Planning system during the third quarter 2012.  Costs related to support and maintenance of this implementation totaled $104,000 and $289,000 for the three and six months ending June 30, 2013 as compared to $36,000 for both the three and six months ended June 30, 2012.

o
The Company’s subsidiary in the United Kingdom moved offices and reorganized its reporting structure during the first quarter 2013.  The subsidiary’s general and administrative expenses remained flat at $300,000 during the three months ended June 30, 2013, and 2012 but increased $200,000 during the six months ended June 30, 2013 due to the related facility charges and reclassification of personnel during the first quarter 2013, as compared to the same period in the prior year.

♦
Gross spending on software product development (“development”) expenses for the three and six months ended June 30, 2013 totaled $765,000 and $1.5 million, respectively, as compared to $608,000 and $1.3 million for the three and six months ended June 30, 2012, respectively.  The Company capitalized $498,000 and $995,000 of product development expenses for the three and six months ended June 30, 2013, respectively, and $339,000 and $608,000 for the same periods in 2012.  Net development spending decreased from $269,000 for the three months ended June, 30, 2012 to $267,000 for the three months ended June 30, 2013 and from $669,000 for the six months ended June 30, 2012 to $492,000 for the six months ended June 30, 2013.

o
The Company’s 3D visualization team, which develops 3D technology to add to our training programs, incurred $13,000 and $69,000 of costs related to this effort during the three and six months ended June 30, 2013, respectively, as compared to $123,000 and $236,000 for the same periods in 2012.

o
Our EnVision product line is working on several new products mainly related to a gas-oil separation process and an upstream amine treatment unit.  Development expense related to the EnVision product line totaled $108,000 and $59,000 for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, EnVision incurred $241,000 and $99,000 of development expense, respectively.

o
Spending on other software product development totaled $644,000 and $1.2 million for the three and six months ended June 30, 2013, respectively.  Spending on other software product development totaled $485,000 and $1.0 million for the three and six months ended June 30, 2012, respectively.  The Company’s development expenses were mainly related to ISIS™, our configuration management system, maintenance to our JADE™ application, and advance modeling software such as GPWRTM, RELAP5-HD®, and PSA-HDTM.

Goodwill impairment loss.  The Company incurred a goodwill impairment loss of $4.5 million during the second quarter of 2013.  Refer to the Liquidity and Capital Resources section below for further discussion regarding the factors leading to the impairment loss and the valuation methodologies and assumptions used in the goodwill impairment test.

Depreciation.  Depreciation expense totaled $146,000 and $138,000 during the quarters ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, depreciation expense totaled $299,000 and $275,000, respectively.

Amortization of definite-lived intangible assets.  Amortization expense related to definite-lived intangible assets totaled $52,000 and $78,000 for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, amortization expense related to definite-lived intangible assets totaled $104,000 and $156,000, respectively.

Operating Income (Loss).  The Company had an operating loss of ($8.0 million) (72.2% of revenue) during the three months ended June 30, 2013, as compared with operating income of $560,000 (4.2% of revenue) for the same period in 2012.  For the six months ended June 30, 2013 and 2012, the Company had an operating loss of ($9.3 million) (39.5% of revenue) and operating income of $778,000 (2.9% of revenue), respectively.  The variances were due to the factors outlined above.  Excluding the impact of the $2.2 million capitalized software write down and the $4.5 million goodwill impairment, the Company generated an operating loss of ($1.3 million) (11.9% of revenue) during the three months ended June 30, 2013, and an operating loss of ($2.6 million) (11.1% of revenue) during the six months ended June 30, 2013.

Interest Income, Net.  Net interest income totaled $24,000 and $34,000 for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, net interest income totaled $63,000 and $85,000, respectively.

Gain (Loss) on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of June 30, 2013, the Company had foreign exchange contracts outstanding of approximately 0.4 million Pounds Sterling, 14.0 million Euro, and 60.4 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company has not designated the contracts as hedges and has recognized a loss on the change in the estimated fair value of the contracts of ($548,000) and a gain of $1,000 for the three and six months ended June 30, 2013, respectively.

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

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and six months ended June 30, 2013, the Company recognized a gain of $138,000 and a loss of ($144,000), respectively, from the remeasurement of such contract receivables, billings in excess of revenue earned and subcontractor accruals.  For the same periods in 2012, the Company recognized losses of $291,000 and $77,000, respectively.

Other Income (Expense), net.  For the three and six months ended June 30, 2013, the Company recognized other income, net of $94,000 and other expense, net of ($11,000), respectively.  For the three and six months ended June 30, 2012, other income, net was $93,000 and $179,000, respectively.  The major components of other income (expense), net included the following items:

♦
For the three and six months ended June 30, 2013, the Company recognized a gain of $18,000 and a loss of ($96,000), respectively, relating to its pro rata share of operating results from GSE-UNIS Simulation Technology Co., Ltd.  For the three and six months ended June 30, 2012, the Company recognized equity investment gains of $72,000 and $134,000, respectively, relating to its pro rata share of operating results from GSE-UNIS Simulation Technology Co., Ltd.

♦
As a 10% owner of the Emirates Simulation Academy (“ESA”) in the UAE, the Company was required to provide a guarantee of 10% of ESA’s credit facility.  We provided the guarantee by depositing cash into an interest bearing, restricted account with the Union National Bank (“UNB”).  In 2009, we wrote off the entire balance in this account.  In the second quarter of 2013, we were notified by UNB that the ESA line of credit had been paid off by utilizing the guarantees from the three owners.  The balance remaining in our account after the settlement of the guarantee, $82,000, was transferred to us and the UNB account was closed.

♦
The Company had other miscellaneous expense of ($6,000) and other miscellaneous income of $3,000 for the three and six months ended June 30, 2013, respectively.  For the three and six months ended June 30, 2012, other miscellaneous income amounted to $21,000 and $45,000, respectively.

Provision (benefit) for Income Taxes

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

The Company expects to pay income taxes in the United Kingdom, India, and China in 2013.  In 2012, the Company paid income taxes to Sweden, India, and China.  The Company has a full valuation allowance on its U.S. net deferred tax assets at June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, the Company’s cash and cash equivalents totaled $21.1 million compared to $22.4 million at December 31, 2012.

Cash provided by (used in) operating activities.  For the six months ended June 30, 2013, net cash provided by operations totaled $1.8 million.  Significant changes in the Company’s assets and liabilities in the six months ended June 30, 2013 included:
♦
A $2.8 million decrease in the Company’s contract receivables.  The Company’s trade receivables, net of the allowance for doubtful accounts, decreased from $12.4 million at December 31, 2012 to $10.0 million at June 30, 2013.  At June 30, 2013, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $3.3 million versus $2.5 million at December 31, 2012.  Included in the over 90 day balance at June 30, 2013 and December 31, 2012 was $2.3 million due from Shandong Nuclear Power Co. Ltd.  Although this trade receivable is significantly overdue, the Company believes the entire balance will be received and has not increased its bad debt reserve.  However, if the Company should determine that some or all of the receivable will not be paid, the Company may incur a loss of up to $2.3 million.  The Company’s unbilled receivables decreased by approximately $500,000 to $10.8 million at June 30, 2013.  The decrease in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.  In July 2013, the Company invoiced $1.6 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

♦	A $716,000 increase in billings in excess of revenue earned. The increase was due to the timing of contracted billing milestones of the Company’s projects.

For the six months ended June 30, 2012, net cash used in operations totaled $3.8 million.  Significant changes in the Company’s assets and liabilities in the six months ended June 30, 2012 included:
♦
A $5.9 million increase in the Company’s contract receivables.  The Company’s trade receivables, net of the allowance for doubtful accounts, increased from $8.1 million at December 31, 2011 to $14.7 million at June 30, 2012.  At June 30, 2012, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $6.8 million versus $278,000 at December 31, 2011.  A total of $5.6 million of the over 90 day balance related to a contract with Slovenské elektrárne, a.s. to provide a full scope simulator for a two unit reactor plant in Slovakia.    In September 2012, the Company received a $3.7 million payment from SE with respect to the outstanding $5.6 million receivable and SE agreed to pay the remaining $1.9 million upon completion of the Site Acceptance Test, which is currently expected to take place in November 2013.  The Company’s unbilled receivables decreased by approximately $800,000 to $11.4 million at June 30, 2012.  The decrease in the unbilled receivables is due to the timing of contracted billing milestones of the Company’s current projects.

♦	A $1.3 million decrease in prepaid expenses and other assets. The decrease is primarily attributable to the maturity of short-term investments and Certificates of Deposit.

Cash used in investing activities.  Net cash used in investing activities totaled $1.4 million for the six months ended June 30, 2013.

Capital expenditures totaled $142,000 and capitalized software development costs totaled $995,000 for the six months ended June 30, 2013.  Restrictions of cash as collateral under letters of credit totaled $228,000 for the six months ended June 30, 2013.

Net cash used in investing activities totaled $3.3 million for the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Company made its final equity contribution of $469,000 to GSE-UNIS Simulation Technology Co., Ltd. (“GSE-UNIS”).  GSE-UNIS is 51% owned by Beijing UNIS Investment Co., Ltd. and 49% owned by GSE.  Capital expenditures totaled $779,000. The majority of the capital expenditures were related to the Company’s new Enterprise Resource Planning (ERP) software that was being implemented across our global operations.  The Company spent approximately $580,000 on the new ERP software during the six months ended June 30, 2012.  Capitalized software development costs totaled $608,000, and cash provided by the release of cash as collateral under letters of credit totaled $315,000 for the six months ended June 30, 2012.

Cash used in financing activities.  Net cash used in financing activities totaled $1.5 million for the six months ended June 30, 2013.  During the six months ended June 30, 2013, the Company made payments of $1.2 million in relation to the liability classified contingent-consideration associated with the acquisition of EnVision Systems, Inc.  The Company repurchased 217,499 shares of the Company’s common stock at an aggregate cost of $368,000 for the six months ended June 30, 2013.  Proceeds from the issuance of common stock for the six months ended June 30, 2013 totaled $44,000.

Net cash used in financing activities totaled $888,000 for the six months ended June 30, 2012.  In April and May 2012, the Company made payments of $73,000 and $733,000 in relation to the liability classified contingent-consideration associated with the acquisitions of TAS Holdings, Ltd. and EnVision Systems, Inc., respectively. The Company repurchased 162,387 shares of the Company’s common stock at an aggregate cost of $303,000 for the six months ended June 30, 2012.  Proceeds from the issuance of common stock for the six months ended June 30, 2012 totaled $221,000.

At June 30, 2013, the Company had cash and cash equivalents of $21.1 million.  The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.

Credit Facilities

The Company has a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna.  The Company and its subsidiaries, GSE Power Systems, Inc., and GSE EnVision LLC, are jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 ½%.  In July 2013, Susquehanna extended the Revolving Credit Expiration Date until June 30, 2014.

As collateral for the Company’s obligations, the Company granted a first lien and security interest in all of the assets of the Company, including but not limited to, accounts receivable, inventory, proceeds and products, intangibles, trademarks, intellectual property, and machinery and equipment.

Issuances of stand-by letters of credit and advances of working capital (collectively referred to as the “Advances”) require that the Company maintain a minimum cash balance of $3.0 million at all times (the “Cash Balance Requirement”).  The Cash Balance Requirement will remain at the minimum amount as long as the Company’s quarterly consolidated net income (exclusive of gains and losses on derivative instruments and stock option expense) as defined (“Net Income”), remains positive and the Company is in compliance with the covenants.  If the Company’s quarterly Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contain certain restrictive covenants regarding future acquisitions, and incurrence of debt.  In addition, the credit agreements contain financial covenants with respect to the Company’s cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At June 30, 2013, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such the cash flow coverage ratio is not applicable at June 30, 2013.

As of
	Covenant	June 30, 2013

Minimum tangible capital base	Must Exceed $26.0 million	$29.9 million
Quick ratio	Must Exceed 2.00 : 1.00	2.35 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.68 : 1.00

As the Company’s Net Income for the three months ended June 30, 2013 as defined above was negative, the Company will currently be required to maintain a cash balance of $3.8 million at Susquehanna which is equivalent to the amount of Advances at June 30, 2013.  All of the Company’s outstanding Advances as of June 30, 2013 consisted of stand-by letters of credit.

As of June 30, 2013, the Company was contingently liable for sixteen standby letters of credit and five surety bonds totaling $6.8 million which represent performance and bid bonds on sixteen contracts.  The Company has deposited the full value of seven standby letters of credit in escrow accounts, amounting to $2.0 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company’s balance sheet at June 30, 2013 as restricted cash.

Goodwill impairment

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Accounting Standards Codification 350, Intangibles — Goodwill and Other (Topic 350).  The provisions of Topic 350 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value.  The Company has only one reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

Based upon indicators of impairment in the second quarter of 2013, which included a substantial decrease in the Company’s market capitalization following the announcement of the Company’s first quarter 2013 earnings, and significantly lower than projected revenues and profits as a result of a change in market conditions, the Company performed an interim impairment test as of June 30, 2013.

The fair value of our reporting unit was estimated using a combination of appropriately weighted income and market approaches.  The cash flows employed in the income approach are based on our most recent budgets, forecasts and business plans developed in the second quarter of 2013, as well as various growth rate assumptions for the years beyond the current business plan period, discounted using an estimated weighted average cost of capital ("WACC").  The WACC is comprised of (1) a risk free rate of return, (2) an equity and size risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting unit, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting unit, each weighted by the relative market value percentages of our equity and debt, and (4) an industry and specific company risk factor.

The results of the Topic 350 Step 1 goodwill impairment analysis indicated that the estimated fair value of our reporting unit was less than the carrying value.  The reporting unit was unfavorably impacted by a combination of lower current and projected cash flows.  Because our reporting unit’s fair value estimate was lower than its carrying value, we applied the second step of the goodwill test, in accordance with ASC 350.

The second step of the goodwill impairment analysis indicated that the carrying values of the goodwill associated with the reporting unit exceeded its implied fair value resulting in a $4.5 million non-deductible goodwill impairment charge.  As a result of the goodwill impairment loss, no goodwill remained on the Consolidated Balance Sheets as of June 30, 2013.  The impairment was non-cash in nature and did not affect the Company’s current liquidity, and did not impact the debt covenants under the Company’s existing credit facility.

Write-down of capitalized software development costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheets.  Capitalization of computer software development costs begins upon the establishment of technological feasibility.  Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers.  Amortization of capitalized computer software development costs is included in cost of revenue and is determined using the straight-line method over the remaining estimated economic life of the product, typically three years.  On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software development costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product.  If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on the future undiscounted cash flows.  The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations.

During the second quarter of 2013, the Company incurred a charge of $2.2 million related to the write-down of certain capitalized software development costs based on the net realizable value analysis performed in conjunction with our goodwill impairment test.

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

As of June 30, 2013, the Company had foreign exchange contracts outstanding of approximately 0.4 million Pounds Sterling, 14.0 million Euro, and 60.4 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $1,000 for the six months ended June 30, 2013.  A 10% fluctuation in the foreign currency exchange rates up or down as of June 30, 2013 would have increased/decreased the change in the estimated fair value of the contracts by $2,300.

As of June 30, 2012, the Company had foreign exchange contracts outstanding of approximately 1.1 million Pounds Sterling, 16.3 million Euro, and 359.1 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and had recognized a gain (loss) on the change in the estimated fair value of the contracts of ($93,000) and $93,000 for the three and six months ended June 30, 2012, respectively.  A 10% fluctuation in the foreign currency exchange rates up or down as of June 30, 2012 would have increased/decreased the change in the estimated fair value of the contracts by $25,000.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”), who is its principal executive officer, and Chief Financial Officer (“CFO”), who is its principal financial officer, to allow timely decisions regarding required disclosure.  At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Exchange Act.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness identified below.

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

In 2012, the Company implemented a new system for financial reporting and accumulation of financial data. The new financial system is a significant component of the Company’s internal control over financial reporting, but was not adopted in response to any deficiency in our internal controls.  As of June 30, 2013, we had not completed the evaluation of the completeness, design and operating effectiveness of the internal controls over the new financial system.  As a result of this material weakness in our internal control over financial reporting, we performed additional review and analysis over our consolidated financial statements for the six months ended June 30, 2013.  As a result of these procedures, we believe that our consolidated financial statements are presented in accordance with U.S GAAP.  We anticipate that we will complete an evaluation of the completeness, design and operating effectiveness of the internal controls over our financial system in the third quarter 2013.

Because of the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting during the six months ended June 30, 2013, based on the “Internal Control – Integrated Framework” issued by COSO. However, we believe these additional procedures were sufficient to provide a basis for management’s certifying that the financial statements presented in this Report are presented fairly, in all material respects, in accordance with GAAP.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s share repurchase activity for the six months ended June 30, 2013:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1 - January 31	-	$-	1,104,487	$819,773
February 1 - February 28	-	$-	1,104,487	$819,773
March 1 - March 31	1,100	$2.00	1,105,587	$817,574
April 1- April 30	17,589	$1.95	1,123,176	$783,257
May 1 - May 31	109,156	$1.71	1,232,332	$597,000
June 1 - June 30	89,654	$1.62	1,321,986	$451,853

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

Date:  August 14, 2013
GSE SYSTEMS, INC.

/S/ JAMES A. EBERLE
James A. Eberle
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)