Form 10-K
period 2013-12-31
GSE SYSTEMS INC
filed 2014-03-26
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (410) 970-7800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NYSE MKT

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant was $26,662,881 on June 30, 2013, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price of such stock on that date of $1.51.

The number of shares outstanding of the registrant's Common Stock as of March 25, 2014 was 17,887,859 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III.

*	to be incorporated by reference from the Proxy Statement for the registrant's 2014 Annual Meeting of Shareholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

This report and the documents incorporated by reference herein contain "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on management's assumptions, expectations and projections about us, and the industry within which we operate, that have been made pursuant to the Private Securities Litigation Reform Act of 1995 which reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities.  Wherever possible, words such as "anticipate", "believe", "continue", "estimate", "intend", "may", "plan", "potential", "predict", "expect", "should", "will" and similar expressions, or the negative of these terms or other comparable terminology, have been used to identify these forward-looking statements.  These forward-looking statements may also use different phrases.  These statements regarding our expectations reflect our current beliefs and are based on information currently available to us.  Accordingly, these statements by their nature are subject to risks and uncertainties, including those listed under Item 1A Risk Factors, which could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements.  We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Except as otherwise required by federal securities law, we are not obligated to update or revise these forward looking statements to reflect new events or circumstances.  We caution you that a variety of factors, including but not limited to the factors described below under Item 1A Risk Factors and the following, could cause our business conditions and results to differ materially from what is contained in forward-looking statements:
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

PART I

ITEM 1.                                    BUSINESS.

GSE Systems, Inc. ("GSE Systems", "GSE", the "Company", "our", "we" or "us"), a Delaware corporation organized in March 1994, is a world leader in real-time, high fidelity simulation.  The Company provides simulation,  educational, and engineering solutions and services to the nuclear and fossil electric utility industry and the chemical and petrochemical industries.  As of December 31, 2013, GSE was the parent company of:
♦	GSE Power Systems, Inc., a Delaware corporation;
♦	GSE Power Systems, AB, a Swedish corporation;
♦	GSE Engineering Systems (Beijing) Co. Ltd., a Chinese limited liability company;
♦	GSE Systems, Ltd., a Scottish limited liability company;
♦	GSE EnVision, LLC, a New Jersey limited liability company; and
♦	EnVision Systems (India) Pvt. Ltd., an Indian limited liability company.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d) will be made available free of charge through the Investor Relations section of the Company's Internet website (http://www.gses.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC.  In addition, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Recent Developments.

It has been three years since a 9.0 magnitude earthquake and subsequent tsunami occurred along the northeast coast of Japan which damaged the Fukushima Daiichi I Nuclear Power Plant maintained by the Tokyo Electric Power Company (TEPCO).  This natural disaster has had a significant impact on the nuclear power industry overall as well as on the Company's nuclear operating training simulator business.

·
In Japan, all of the country's 50 nuclear reactors have been shut down.  Nuclear power provided about 30% of the country's electricity prior to the Fukushima disaster and was expected to increase to at least 40% by 2017.  In October 2012, the new Nuclear Regulatory Authority ("NRA") in Japan announced that nuclear power plant restart reviews would comprise both a safety assessment by the NRA and the briefing of affected local governments by the operators.  In 2013, seven utilities applied for restart of 17 nuclear reactors.  In February 2014, the Japanese government announced details of their draft Basic Energy Plan which effectively puts nuclear power back at the center of the country's energy plans, calling nuclear power an important baseload electricity source, but sets no specific targets for the percentage of power to be provided by nuclear energy.  Restarting each reactor could cost around $1 billion in fees and will require a six-month review by the new Nuclear Regulation Authority.  According to the MIT Technology Review, in the most optimistic scenarios, Japan might be able to fire up 10 reactors per year.  For the year ended December 31, 2013, the Company's revenue from nuclear simulation customers in Japan decreased by $4.2 million compared to the year ended December 31, 2012.  At March 31, 2011, just after the Fukushima disaster, the Company had backlog of $8.1 million from Japanese customers.  At December 31, 2013, we have backlog from Japanese customers of $43,000.  There are no significant orders from Japanese customers in our sales pipeline.

·
Pre-Fukushima, Germany obtained about one quarter of its electricity from nuclear energy, using 17 reactors, per the World Nuclear Association.  Following the Fukushima disaster, all of the country's nuclear power reactors which began operation in 1980 or earlier were shut down.  The remaining nine reactors will be closed by the end of 2022.  For the year ended December 31, 2013, the Company's revenue from German nuclear simulation customers decreased by $1.6 million as compared to the year ended December 31, 2012.  At March 31, 2011, just after the Fukushima disaster, the Company had backlog of $4.6 million from German customers.  At December 31, 2013, we have backlog from German customers of $1.3 million.  We anticipate some future orders from our German customers.

·
China's response to the Fukushima disaster was to postpone the approval of new nuclear power plants, but those new plants that were already under construction were allowed to continue. Thus, the Company's simulator projects that were already under way (new simulators for the Westinghouse AP1000 plants being built at Sanmen and Haiyang) have not been impacted.  On May 31, 2012, the State Council, China's Cabinet, approved a nuclear safety plan for 2012 through 2015 following a nine month safety inspection of China's 41 nuclear power plants, which were either operating or under construction.  This plan suggested that China will need to spend RMB 80 billion ($13 billion) on improving nuclear safety at 41 operating and under construction reactors by mid-2015.  In October 2012, the Chinese government lifted the ban on new nuclear power stations but only for those plants to be built along the coast, in-land power plants continue to be banned.  GSE's business in China remains strong.  At December 31, 2013, we have backlog from Chinese end customers of $7.9 million as compared to $13.1 million at March 31, 2011.

·
In the US, prior to the Fukushima disaster, there was anticipation of a nuclear "renaissance".  GSE received contracts in 2010 from Westinghouse Electric Company LLC to provide operator training simulators for the first nuclear reactors to be built in the U.S. in over 30 years at the Vogtle and VC Summer nuclear power plants.  The U.S. Nuclear Regulatory Commission was reviewing 13 combined construction and operating license ("CCOL") applications from 12 companies and consortia for 22 nuclear power reactors.  Of these 13 CCOL applications, only 2 licenses have been issued (for the Vogtle and VC Summer plants), 2 have been suspended and 9 are still under review.  No new CCOL's have been filed with the NRC since the Fukushima disaster and the nuclear "renaissance" has not materialized.  In response to the Fukushima disaster, in February 2012, the NRC voted to issue the first three new rules to deal with safety issues based on eight changes identified by the NRC's Fukushima task force, with implementation expected by the end of 2016.  The three orders require safety enhancements of operating reactors, construction permit holders, and combined license holders.  These orders require nuclear power plants to implement safety enhancements related to (1) mitigation strategies to respond to extreme natural events resulting in the loss of power at plants, (2) ensuring reliable hardened containment vents, and (3) enhancing spent fuel pool instrumentation.  In addition, the NRC requested each reactor reevaluate the seismic and flooding hazards at their site using present-day methods and information.

In addition to the impact of the Fukushima disaster, (i) the U.S. economy continues to be sluggish,  (ii) the current low natural gas prices are causing utilities considering nuclear power to reevaluate the economics of those decisions at this time and (iii) the economic uncertainty in Europe has negatively impacted capital spending by electric utilities doing business in Europe.

In response to these changes in the nuclear simulation market, the Company's strategy revolves around the following initiatives:

·
The Company is repositioning itself to actively pursue business and develop strategic partnerships in those areas of the world where the construction of additional nuclear power plants is expected to grow.

o
With 20 nuclear reactors that provide about 13.8 gigawatts (GW) of generating capacity and another 28 reactors under construction that add another 30.6 GW, China plans to build nuclear power plants as a key part of curbing demand on fossil fuels.  By 2015, China's government hopes to generate 30% of China's power from solar, renewable energy sources such as wind, and nuclear energy. State Nuclear Power Technology Corporation ("SNPTC") has adapted the Westinghouse Electric Company's AP1000 reactor technology into a larger design, called the CAP1400, which increases the power the reactor can produce from 1,000 megawatts to 1,400 megawatts.  The National Energy Board granted its preliminary approval for the CAP1400 design in January 2014 and construction on China's first CAP1400 reactor is expected to begin at Shidaowan in April 2014.  SNPTC said it would have "independent intellectual property rights" over the design, paving the way for exports to other countries, a commercial possibility SNPTC will explore in 2014, according to World Nuclear News.  GSE is working to strengthen its relationships with the Chinese nuclear utilities and is developing plans to grow its Chinese subsidiary.

o
South Korea, which ranks fifth globally in nuclear power generation, has largely developed its own nuclear industry, building and operating its reactors through state-run utility Korea Electric Power Corp ("Kepco").  South Korea has 23 nuclear reactors, generating about one third of its electricity.  In January 2014, the South Korean government approved a $7 billion project to build two nuclear plants.  South Korea is seeking to export its nuclear technology with a goal of exporting 80 nuclear reactors by 2030.  The Company has hired an agent in Korea and is working to strengthen its relationships with the Korean utilities.  In 2013, the Company recorded $2.5 million in nuclear orders from an electric power utility in Korea.

o
Russia is moving forward with plans to expand the role of nuclear energy, with an expected 50% increase in output by 2020.  In June 2010, the Russian government approved plans for 173 GWe of new generating capacity by 2030, 43.4 GWe of this being nuclear.  Currently, there are 10 reactors under construction and another 24 planned.  The Company had done extensive upgrade work for the Leningrad Nuclear Power Plant prior to the consolidation of Russian nuclear power plants under Rosenergoatom in 2001 and received some additional work thereafter, but has received no additional work since 2008 due to the government decree that all operator training simulators for Russian nuclear power plants must be performed by a Russian-owned company.  However, the law is changing and GSE is exploring options on how to reenter the Russian nuclear simulation market as well as cooperate in the international markets where Russia is selling its commercial nuclear technology.  The Russian nuclear power industry is aggressively marketing its new plant designs throughout the world, including places such as Turkey, Vietnam, India and even in the UK.

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

·
As evidenced by the new safety rules that the NRC has recently issued, the Chinese State Council's Safety Plan, and the creation in Japan of the Nuclear Regulatory Authority, there will be additional governmental regulations requiring plant modifications and new testing scenarios that will result in the need for higher fidelity simulation. According to Platts.com, U.S. nuclear plant operators estimate they will spend $3.6 billion in post-Fukushima upgrades.  GSE has developed PSA-HD™ and DesignEPTM, which are engineering-grade nuclear simulation solutions for both full-scope simulator and desktop simulator applications. PSA-HD allows operating personnel to train for and develop responses to severe accident scenarios based on the operations of their specific facility.  DesignEP provides a desktop solution that allows engineers, safety analysis specialists, emergency planners and plant operating personnel all to experiment with new designs and procedures to address severe accident conditions.  Both solutions utilize MAAP 5.0 and MAAP 4.0 (referred to collectively as "MAAP") as the calculation engine, with GSE's real-time executive and graphical interface to provide a dynamic, real-time solution for severe accident analysis.  MAAP is an Electric Power Research Institute (EPRI) software program that performs severe accident analysis for nuclear power plants including assessments of core damage and radiological transport.  A valid license to MAAP from EPRI is required to use MAAP with PSA-HD and DesignEP.  PSA-HD's real-time code can be integrated with a nuclear plant's existing full-scope training simulator and is applicable to all current nuclear plant designs.  GSE's solutions can be used to validate the utility's severe accident management guidelines (SAMGs), demonstrate the safety of current plant designs to regulators and stakeholders, and identify potential issues with existing plant design that may require modification.  The solutions include high-fidelity models of the plant's reactor core, containment structures and spent fuel pool.  The models simulate severe accident conditions which mirror those that occurred at the Fukushima facility, such as the release of radioactive materials due to overheating of the core, exposure of the fuel rods in the spent fuel pool, and hydrogen build up in the containment building.

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

GSE is working with Small Modular Reactor (SMR) designers to assist with the early design phase of these reactors.  Two of the primary SMR designers are using the Company's simulation technology and engineering expertise to help with design submissions, control strategy development, human factors engineering of the control room and other high value applications.  Per a 2011 report by the University of Chicago Energy Policy Institute, SMR's could significantly mitigate the financial risk associated with full-scale plants, potentially allowing small reactors to compete effectively with other energy sources, such as coal-fired plants.  The anticipated benefits of these designs are lower capital costs, faster construction, scalable power production and enhanced safety.  The U.S. Department of Energy's Office of Nuclear Energy is trying to help accelerate the timelines for the commercialization and deployment

The fossil fuel power industry is experiencing a period of transition as utilities are shifting away from power generated by coal fired plants to power generation from gas-fired power plants.  This transition will continue because of ever increasing regulations of coal-fired plants (Clean Air and Clean Water Acts), a proliferation of state standards for the production of renewable power, and a generous supply of natural gas from shale. Gas-fired plants equipped with combined cycle gas turbine (CCGT) technology compliment wind and solar power because they can start and stop quickly, and are thus capable of offsetting the fluctuations in renewable power.

In response to this transition, the Company will focus on sales of simulators to utilities that will be retrofitting their plants to comply with the U.S. Clean Air and Clean Water Acts which go into effect in 2015 and 2017.  The simulator can be used to test the plant changes prior to implementation in the plant, thus helping to ensure a successful implementation of the new pollution control retrofits.  The gas plant market continues to be a major point of focus for the Company for both virtual commissioning and training opportunities.

The Company is targeting significant growth in its high margin EnVision product line which provides fundamental engineering and plant operational training across the spectrum of the oil and gas industry.  With product already covering 90% of refining operations, the Company is investing in the upstream segment of the market with new products being developed for the Liquefied Natural Gas and Natural Gas Liquids (LNG-NGL) markets.  This will allow the Company to take advantage of the growing gas market which is adding significant assets around the world, and accordingly needs a trained and qualified workforce.

LNG is one of the fastest growing energy markets worldwide. Given the number and scale of new LNG projects proposed or under construction, global production capacity could more than double by the end of the decade. According to the IEA, this growth will require a $250 billion investment in liquefaction plants, coastal regasification import terminals, and special LNG tankers over the next 30 years.

The Company is also targeting key strategic areas such as Latin America, China and Russia.  Regionally, the company is taking advantage of its local language content and targeting Spanish speaking markets, particularly in Latin America.  A representative network is being established to have closer contact with customers.  Marketing campaigns are targeting Spanish speaking customers, and Latin American trade shows.  The Company is translating much of its key product offerings into Chinese and Russian language to target the developing markets where the Company already has channels to market through its offices in China and Joint Venture (GSE-RUS) in Russia.

The Company is also investing in product improvements.  Additional product developments include a facelift to the product to match features currently available in modern control systems, as well as expanding the use of EnVision Simulators for emergency management training and coordination. The intent is to provide tools to help train on procedures, communications command and control between desk operators and outside operators in handling emergency situations, gas and fluid leaks, overfill situations, fire etc.

To accomplish all of this, the Company is expanding resources to support the growth of the EnVision product line through executive support, additional sales resources, additional technical and management resources, and increased marketing.

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

On April 26, 2010, the Company completed the acquisition of TAS Holdings Ltd ("TAS").  TAS, located in Stockton-on-Tees in the United Kingdom, provides engineering consulting, specializing in electrical system design, instrumentation and controls engineering and automation engineering. The majority of TAS's customers resided in the petroleum refining, oil and gas, chemical and petrochemical industries.  On March 31, 2012, the Company combined its TAS operations with GSE Systems Ltd, its UK subsidiary.

On January 4, 2011, the Company completed the acquisition of EnVision Systems, Inc. ("EnVision").  EnVision, which has been renamed GSE EnVision LLC, provides interactive multi-media tutorials and simulation models, primarily to the petrochemical and oil & gas refining industries.  EnVision has an Indian subsidiary based in Chennai, India, and was founded in 1991.  EnVision's tutorials and simulation models serve the entry-level training market for the oil & gas refining and specialty chemicals industries.  EnVision's products provide a foundation in process fundamentals and plant operations and interaction.  EnVision has completed more than 750 installations in over 28 countries and its approximately 130 clients include Shell Oil Company, BP Products North America ("BP"), Total and Chevron.

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

In the U.S. nuclear power industry, use of a simulator that accurately reflects the current actual plant design is mandated by the U.S. Nuclear Regulatory Commission ("NRC").  This mandate resulted from the investigation of the accident at the Three Mile Island nuclear plant in 1979, which was attributed, at least in part, to operator error.  The NRC requires nuclear plant operators to earn their licenses through simulator testing.  Each U.S. nuclear plant simulator must pass a certification program to ensure that the initial plant design and all subsequent changes made to the actual plant control room or plant operations are accurately reflected in the simulator.  U.S. plant operating licenses are tied to simulator certification.  Other countries throughout the world look to the NRC for guidance in establishing their local controls for nuclear plants.

Full scope power plant simulators are a physical representation of the entire plant control room.  For older plants, the control panels are connected to an input/output (I/O) system, which converts analog electrical signals to digital signals understood by the simulation computer.  For newer plants, the control rooms consist mainly of digital control systems and a series of computer screens used by the operator to control the plant.  The simulation computer houses the mathematical models which simulate the physical performance of the power plant's systems such as the reactor core, steam boiler, cooling water, steam turbine, electrical generator, plant system controls and electrical distribution systems.  Partial scope simulators can be viewed as a subset of a full scope simulator.  Instead of simulating the entire performance of the power plant, a partial scope simulator might represent one or two critical systems such as the steam turbine and/or electrical generator operation.

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

Industry Future

According to ExxonMobil's 2012 The Outlook for Energy:  A View to 2040, the global demand for energy is expected to rise by 30% by 2040 and by 60% in non-OECD countries.  Electrical generation will account for 40% of global energy consumption.

Viewed as a clean, non-carbon producing source of energy, the public perception of nuclear power became more favorable in the early 2000's and there was significant expectation of a "nuclear renaissance" which would lead to a substantial increase in the number of new nuclear reactors being built worldwide.  However, the anticipated renaissance has been slowed by the economic downturn in 2008 the natural disasters that caused the destruction of the Fukushima Daiichi plant in Japan in 2011, and the price of alternative fuels such as natural gas in the USA.  Reactions to the Fukushima disaster has been mixed. Japan has shutdown all of its 50 nuclear reactors as its government decides what role nuclear power should play in the future and Germany has decided to phase out of nuclear power by 2022.  However other countries are continuing to build new nuclear reactors, including China, Russia and South Korea.

The NRC is evaluating what direction to give the industry as a result of the events at Fukushima.  The Company anticipates the need for U.S. utilities to extend the capabilities of their simulators to simulate long lasting events with serious electrical system issues, degradation of battery backup systems and other equipment problems.  In addition, the Company anticipates the need for real-time simulation of core damage resulting from the lack of available cooling capacity.  Engineering codes used to calculate the safety margins of plants can be used to accurately simulate plant damage resulting from extensive reactor fuel damage.  The Company has developed a method to implement these engineering codes in the real-time simulator environment to provide the most accurate simulation solution available on the market.  PSA-HD™ is the Company's real-time solution for severe accident simulation.  PSA-HD will enable utilities to better test, validate and train on Severe Accident Management Guidelines.

The Company sees the continued construction of new nuclear plants both domestically and internationally providing significant opportunities for expansion of the Company's business.  Westinghouse and its consortium team member The Shaw Group are under contract to provide two Westinghouse AP1000™ nuclear power plants at the Vogtle site, located in Burke County, Georgia.  The new units are expected to begin commercial operation in 2016 and 2017.  In addition to the Vogtle plant, the Westinghouse consortium is constructing two AP1000 nuclear power plants at  SCANA Corporation's V.C. Summer Nuclear Station in Jenkinsville, S.C.

Internationally, there are currently 70 nuclear reactors under construction in 14 countries.  Per the World Nuclear Association ("WNA"), China has 20 nuclear power reactors in commercial operation, 28 under construction and another 31 planned. China's aim is to have a six fold or more increase in nuclear capacity by 2020.  Russia has 33 nuclear power reactors in operation, 10 reactors are under construction and an additional 31 planned.  A total of 173 reactors are planned for construction by 2030 in 28 countries, including Argentina, Brazil, Bulgaria, Canada, Finland, France, India, Pakistan, Romania, Slovakia, South Korea, Taiwan, Ukraine and the United Arab Emirates.  Other Middle East and Asia Pacific countries are actively evaluating the potential for nuclear power.

The U.S. Department of Energy believes that there is a need and a market in the U.S. for Small Modular Reactors ("SMRs"), and started a program in 2011 to advance the licensing and commercialization of SMR designs.  In March 2012, the DOE issued a Funding Opportunity Announcement worth up to $452 million for SMR development.  Babcock & Wilcox received the first award in November 2012 and signed an agreement in April 2013 that provides B&W with $79 million in federal funding for design development and U.S. NRC certification and licensing of its mPower SMR design.  In December 2013, the DOE announced it had selected NuScale power as the recipient of its second award which includes a five-year cost-sharing program including up to $226 million in funding.  The DOE will provide 50% of the cost of the project and requires matching funding from the company.    The anticipated benefits of these designs are lower capital costs, faster construction, scalable power production and enhanced safety.  Two of the primary SMR designers are using the Company's simulation technology and engineering expertise to help in the early design phase of these plants.

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

Another phenomenon affecting the industry is the aging of the nuclear and fossil plant operator workforce which will result in the need for simulation to train the next generation of plant operators.  Per the Center for Energy Workforce Development's 2013 Survey Results on "Gaps in the Energy Workforce Pipeline", the average age of employees in the energy industry increased from 46.7 in 2006 to 47.2 at the end of 2012.  For the industry as a whole, almost 55% of the workforce may need to be replaced in the next 10 years due to attrition and retirement.  Thus, the industry is faced with an aging workforce at the same time new capacity is needed, thereby placing significant pressure on the industry to find and train the next generation of operations and maintenance personnel.  In their employment outlook for the utilities industry, the Bureau of Labor Statistics states "Because on-the-job training is very intensive in many utilities industry occupations, preparing a new workforce will be one of the industry's highest priorities during the next decade."

Therefore, the Company believes that these trends, if they come to fruition in whole or even in part, represent a market opportunity for its real-time simulation, education, training, and engineering services for new plants and next generation learning products and services.

To this end, the Company is developing products and strategies to "change the way the energy industry learns."  This entails training solutions beyond the traditional full scope simulator, inclusion of more computer based learning and visualization in industrial curriculum, making simulation more accessible to non-operating personnel such as managers, engineers and technicians, and using simulation to more effectively select and qualify workers.

GSE's Solutions

The Company's Power Simulation business is a leader in the development, marketing and support of high fidelity, real-time, dynamic simulation software for the electric utility industry. The Company continues to invest in the development of sophisticated simulation solutions to address emerging technical and training needs of the industry.  These developments focus on more advanced modeling of reactor and electrical system phenomena, as well as applications that incorporate plant design database in the simulator development cycle and support automated testing and lifecycle management of plant and simulator data.

The sophistication of the Company's proprietary simulation technology enables the Company to serve not only the operator training market, but to support the engineering and plant design market.  The Company's technology is used for multiple purposes in plant design, including creation of the initial plant logic and control design prior to implementation by the DCS (distributed control systems) company; as a test bed for equipment sizing assumptions, and to test the efficacy of the human factors design of the control room screens.

The Company has also developed integrated training solutions which combine the power of the Company's simulation technology with training content to provide turn-key training for the power and process industries.  These training programs will help industry bridge the gap between university level training and real world experience through simulation.  Recognizing the workforce development challenges facing the power industry, the Company has invested in new learning platforms based upon 3D visualization and serious gaming technology.  This technology has numerous applications from visualizing the complex phenomena inside a nuclear reactor to capturing the experience of a subject matter expert in how to maintain key plant equipment.  This technology is also focused towards a new generation of power plant workers that learn differently and expect a more interactive and technology based delivery system.  The result is the Company's Active 3Di learning environment.

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

GSE provides both turn-key solutions, including simulated hardware and proprietary software, to match a specific plant, and discrete simulation technology for specific uses throughout a plant.  Its substantial investment in simulation technology has led to the development of proprietary software tools.  These tools significantly reduce the cost and time to implement simulation solutions and support long-term maintenance.  The Company's high fidelity, real-time simulation technology for power plant fluid, logic and control, electrical systems and associated real-time support software, JADE, is available for use primarily on UNIX, Linux and Windows computer platforms.  The Company's Xtreme tools were designed for the Windows environment.  Both technologies were specifically designed to provide user friendly graphic interfaces to the Company's high fidelity simulator.

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

♦  GPWRTM, a generic pressurized water reactor full scope simulator, combining GSE's high fidelity models with a graphical representation of the control panels to provide everything from fundamentals training to systems training for plant operators.  The GPWR can be run on GSE's VPanel display system or standard PCs.

♦  RELAP5-HD®, a real-time version of the safety analysis code RELAP5 developed by the Idaho National Laboratory.  The Company's High Definition version of RELAP5 R/T enables the engineers to understand and control all of the internal functions of RELAP5, making this solution unique in the market.

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

Strategy

The goal of the Power Simulation business is to service the needs of the industry at the intersection of a growing global demand for energy and reduction in qualified energy operations professionals.  This will take place on four fronts:

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

♦  Helping the nuclear power industry respond to the impact of the Fukushima events.

Traditional Simulation Market.  Nuclear power currently accounts for about 20% of the total electrical output in the United States and this percentage will likely remain the same even as total capacity increases.  Any new nuclear power plants with electric output greater than 1,000 megawatts will likely be of the advanced reactor designs created by Westinghouse, General Electric and Areva.  These new designs require new simulators and training programs, as they are different from the nuclear power plant designs currently in operation.  Additionally, the market for Small Modular Reactors, for plants producing 45 megawatts – 200 megawatts will require new simulators and training programs for the same reasons.  In addition to new power plants, existing nuclear power plants will likely be required to remain on-line for a longer period than originally expected.  In order to stay in operation, many plants will require life extension modifications.  Since nearly all existing U.S. nuclear power plants went on-line before 1979, their designs and technology can also benefit from the substantial advances in plant design and technology developed over the past 30 years.  For example, several of the Company's U.S. utility customers have been replacing their existing hard panel control rooms with modern DCS as are common in fossil fuel plants and which have been implemented in Europe for several years.  Significant changes to control room instrumentation and overall control strategy from hard panel to DCS generally require modification or replacement of the plant simulator.  With the largest installed base of nuclear plant simulators in the world, the Company believes it is uniquely positioned to serve this market segment with new simulation products and services.  GSE has received several projects in the last few years for implementing digital turbine control systems in U.S. plants.

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

Beyond traditional simulator applications are the Company's Activ3Di 3D products which merge high fidelity simulation with serious gaming and visualization.  The benefits of this combined approach are:

♦	Allows for situated learning
♦	Combines high engagement and powerful content
♦	Triggers profound reflections
♦	Permits a rapid understanding of complex environments
♦	Shows how actions affect context
♦	Avoids repetitiveness and boredom associated with traditional learning methods

Engineering Simulation.  The resurgence of the nuclear industry has produced many new nuclear designs, resulting in more intelligent control rooms and more complex digital control and safety systems. In addition to new nuclear "First-of-a-Kind" (FOAK) plant design, new types of energy plants such as Integrated Gasification Combined Cycle plants integrate chemical and power generation technologies through a variety of control platforms.  A real-time, dynamic simulator supports the design of the plant in a way that was not available for the previous generation of plant design.

The simulator becomes a tool to: (1) reduce project risk during the design process, (2) provide an invaluable platform for demonstrating the new design to regulators, customers and stakeholders,  and (3) train operators for licensing prior to plant commissioning.

Building a simulator when the design is not complete presents significant challenges.  The Company is able to accomplish the task because its staff of senior engineers has modeled up to 8 to 10 different power plants in both nuclear and non-nuclear power generation.  This gives the Company the ability to create workable interim solutions until the plant design is finalized.  The key to the Company's success with this is its large engineering team experienced in nuclear power plant design and operation. Also, the high fidelity modeling products which are necessary to make possible the development of accurate models based on design data gives the plant designer the confidence that the simulator truly represents the performance of the future plant.

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

Responding to Fukushima.  The industry is undergoing significant evaluation and changes to ensure plants are able to effectively respond to "beyond design basis" events such as what happened at Fukushima.  Coping strategies include ready access to equipment to be able to keep the reactor core covered with water even if power to key equipment is unavailable.  These new operating regimes require new procedures, and expanded training.  The Company's strength in its high fidelity modeling and ability to integrate other best-in-breed technology, enables it to offer the industry a technology platform that enables utilities to validate their new strategies and procedures,  and train personnel from plant operators to emergency responders, and plant management.

Strategic Alliances

GSE's strategic alliances have enabled the Company to penetrate regions outside the United States by combining the Company's technological expertise with the regional presence and knowledge of local market participants.  These strategic alliances have also permitted the reduction of research and development and marketing costs by sharing such costs with other companies.

Competition

The Power Simulation business encounters intense competition.  In the nuclear simulation market, GSE competes directly with larger firms primarily from Canada and France, such as L-3 MAPPS Inc., a subsidiary of L-3 Communications, CORYS T.E.S.S and Western Services Corp.  In the fossil simulation market, the Company competes with smaller companies in the U.S. and overseas.  Several of the Company's competitors have greater capital and other resources than it has, including, among other advantages, more personnel and greater marketing, financial, technical and research and development capabilities.  Customer purchasing decisions are generally based upon price, the quality of the technology, experience in related projects, and the financial stability of the supplier.

Customers

For more than 40 years, the Company has been developing next-generation, custom training simulation technologies.  Since we built the first commercial full-scope nuclear power plant simulator in 1971, the Company has completed more than 1,100 installations in 50 countries and has built more full-scope power plant simulators than all of our competitors combined.  In 2013, approximately 67% of the Company's revenue was generated from end users outside the United States.  Customers include, among others, ABB Inc., Comisión Federal de Electricidad (Mexico), EDF Energy (United Kingdom), Emerson Process Management,  Kärnkraftsäkerhet och Utbildning AB (Sweden), Kraftwerks–Simulator-Gesellschaft mbH (Germany), Nuclear Engineering Ltd. (Japan), PSEG Nuclear, Inc., Shangdong Nuclear Power Co. Ltd. (China), Siemens AG, Slovenské elektrárne, a.s. (Slovakia),  State Nuclear Power Automation System Engineering Company (China), and Westinghouse Electric Co.

The following Power Simulation customer has provided more than 10% of the Company's consolidated revenue for the indicated periods:

	Years ended December 31,
	2013	2012	2011
Slovenské elektrárne, a.s.	24.4%	6.5%	10.0%

Sales and Marketing

The Company markets its Power Simulation products and services through a network of direct sales staff, agents and representatives, systems integrators and strategic alliance partners. Market-oriented business and customer development teams define and implement specific campaigns to pursue opportunities in the power marketplace.

In 2012 the Company launched an expanded marketing program.  Primary and secondary market research was conducted to determine key buying decisions of the Company's customers across the nuclear and thermal power generation markets as well as the process industries.  The result was a clearer understanding of the Company's unique value in industry specialists, bandwidth of technical resources and technological offerings.  The secondary research pointed out the need to promote the Company's broad range of solutions across all segments of the energy industry to deal with engineering, simulation and training needs.

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

The Company has also launched a proactive public relations program, issuing more non-financial press releases aimed at product development and delivery, as well as the Company's role in numerous industry trade shows and technical conferences.  A social media communications plan has been launched to build a stronger presence across all media as they play a critical role in marketing communications, and reflect how the customer base finds information about the company.

The Company's ability to support its multi-facility, international and/or multinational Power Simulation clients is facilitated by its network of offices and strategic partners in the U.S. and overseas. Power Simulation offices are maintained in Maryland and Georgia, and outside the U.S., in Sweden, China and the United Kingdom.  In addition to the offices located overseas, the Company's ability to conduct international business is enhanced by its multilingual and multicultural work force. GSE has strategic relationships with systems integrators and agents representing its interests in the Czech Republic, Bulgaria, Japan, Mexico, People's Republic of China, South Africa, South Korea, Taiwan, Ukraine and the United Kingdom.

II.  Process Industries.

Industry

Throughout the process industries there is continuing competitive pressure, reduction of technical resources, and an aging workforce which is forcing process manufacturers to turn to advanced technologies for real-time optimization, training, and advanced process control.  Operational efficiency is vital for companies to remain competitive where many of the manufacturing industries operate on very thin margins.  In addition, the process industries are facing increasing safety standards via legislation and national and international standards and codes of practice.  The Gulf of Mexico oil spill disaster in 2010 raised the public's awareness of the financial, environmental and safety issues associated with human operating errors and this has added pressure to the process industries to ensure that their operators are fully trained and that safety issues are addressed.

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

The Company sees the same opportunity to provide integrated simulation and training solutions to the process industries as it does for the power generation industry.  In addition to plant operating personnel, the supporting engineering and control system suppliers face the same challenges as subject matter experts retire and the next generation of workers have little practical experience to go along with their formal education.

Industry investment in the oil and gas sector is shifting towards the upstream segment of the industry.  This includes gas oil separation, shipment and storage, liquefied natural gas process and gas to liquids.  According to PricewaterhouseCoopers' research report entitled, "Driving Value in Upstream Oil & Gas", since 2006 the Oil & Gas industry has increased upstream capital expenditure spending by 72%.   Between 2006 and 2013, the industry outlaid more than $3.1 trillion in capital expenditure to exploration and development projects.

GSE's Solutions

GSE offers interactive multimedia tutorials and simulation models for teaching the fundamentals of various refinery and petrochemical plant operations, dynamic real-time simulation capabilities for process operator training and plant design validation and verification, and consultancy services for engineering design and safety regulations compliance.

The Company's EnVision suite of products provides Computer Based Tutorials and Process Specific Simulation Models to provide a sound fundamental knowledge of key processes and equipment.  These products support both self-paced and instructor led learning environments.   Each product fits a specific purpose and phase of the training cycle.

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

In 2013, GSE UK delivered Arc Flash studies across several sites in Asia to a global tooling, engineered components and advanced materials supplier.  The Company is developing relationships with other major companies for similar services.

The GSE culture and expertise is one of customized project execution and delivery.  This marketplace places a high value on experience, both company-wide and for the individuals on the project teams, so GSE promotes its long history in training simulators, while also seeking new applications.

To address the upstream market potential, the Company has developed simulation and computer based tutorial solutions for the most common gas oil separation process used by most oil and gas producers.  These standard products are a part of the Company's EnVision product line and were released for sale in October 2013.

Strategy

The Company is targeting significant growth in its high margin EnVision product line which provides fundamental engineering and plant operational training across the spectrum of the oil and gas industry.  With products already covering 90% of refining operations, the company is investing in the upstream segment of the market with new products being developed for the Liquefied Natural Gas ("LNG") and Natural Gas Liquids ("NGL") markets.  This will allow the company to take advantage of the growing gas market which is adding significant assets around the world, and accordingly needs a trained and qualified workforce.

LNG is one of the fastest growing energy markets worldwide. Given the number and scale of new LNG projects proposed or under construction, global production capacity could more than double by the end of the decade. According to the IEA, this growth will require a $250 billion investment in liquefaction plants, coastal regasification import terminals, and special LNG tankers over the next 30 years.

The Company is also targeting key strategic areas such as Latin America, China and Russia.  Regionally, the company is taking advantage of its local language content and targeting Spanish speaking markets, particularly in Latin America.  A representative network is being established to have closer contact with customers.  Marketing campaigns are targeting Spanish speaking customers, and Latin American trade shows.  The Company is translating much of its key product offerings into Chinese and Russian language to target to developing markets where the Company already has channels to market through its offices in China and Joint Venture (GSE-RUS) in Russia.

The Company is also investing in product improvements.  Additional product development include a facelift to the product to match features currently available in modern control systems, as well as expanding the use of EnVision Simulators for emergency management training and coordination. The intent is to provide tools to help train on procedures, communications command and control between desk operators and outside operators in handling emergency situations, gas and fluid leaks, overfill situations, fire etc.

To accomplish all of this, the Company is expanding resources to support the growth of the EnVision product line through executive support, additional sales resources, additional technical and management resources, and increased marketing.

Customers

Hydrocarbon and chemical process customers include numerous large oil refineries and chemical plants such as BP (Germany), Statoil ASA (Norway), Bayernoil (Germany), Chevron, Emerson Process Management, Saudi Basic Industries Corporation (Saudi Arabia), Shell Oil, Savannah River Nuclear Solutions, LLC, Total (Belgium), and Bechtel Hanford National Laboratory.

Competition

GSE's process simulation competitors are a varied group.  There are major corporations offering a wide range of products and services that include operator training simulators.  There are also companies focused on process technology and manufacturing enhancement, such as Invensys and Honeywell who are DCS distributors to the refining industry and provide operator simulation as part of their DCS offering.  There is a collection of companies with specific industry niches that enables them to compete in operator training simulation, such as Kongsberg and RSI Simcon.  There are also the smaller training companies that compete at the lower cost levels of Computer Based Training ("CBT") or simple simulations close to CBT such as Simtronics.

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

♦  Industry Expertise.  GSE is a leading innovator and developer of real-time software with more than 40 years of experience producing high fidelity real-time simulators.  As a result, the Company has acquired substantial applications expertise in the energy and industrial process industries.  The Company employs a highly educated and experienced multinational workforce of 235 employees, including approximately 180 engineers and scientists.  Of the 180 engineers, approximately 49% of these engineers and scientists have advanced science and technical degrees in fields such as chemical, mechanical and electrical engineering, applied mathematics and computer sciences, while an additional 33% have master degrees, and another 12% have doctorate degrees in the aforementioned fields.

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

♦  International Strengths.  Approximately 67% of the Company's 2013 revenue was derived from international sales of its products and services.  GSE has a multinational sales force with offices located in Beijing, China, Nyköping, Sweden, Stockton-on-Tees, UK, Chennai, India and agents, representatives and partners in 20 other countries.  To capitalize on international opportunities and penetrate foreign markets, the Company has established strategic alliances and partnerships with several foreign entities and universities.

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

GSE has six registered U.S. trademarks:  GSE Systems®, JTOPMERET®, RELAP5-HD®, D/3®, SABL® and SimExec®.  Some of these trademarks have also been registered in foreign countries.  The Company also claims trademark rights to BRUS™, ESmart™, GAARDS™, GCONTROL+™, GFLOW+™, GLOGIC+™, GPower+™, ISISTM, Java Application and Development Environment (JADE)™, OpenSim™, PEGASUS Plant Surveillance and Diagnosis System™, PSA-HDTM, RACS™, Sens Base™, SIMON™, SimSuite Power™, SimSuite Pro™, SmartTutor™, THOR™, VPanel ™, Vista PIN™, and Xtreme I/S™.

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

Industries Served.

The following chart illustrates the approximate percentage of the Company's 2013, 2012, and 2011 consolidated revenue by industries served:

	2013	2012	2011
Nuclear power industry	65%	59%	67%
Fossil fuel power industry	16%	19%	16%
Process industry	16%	19%	15%
Training and education industry	3%	3%	2%
Total	100%	100%	100%

Contract Backlog.

The Company does not reflect an order in backlog until it has received a contract that specifies the terms and milestone delivery dates or other payment terms.  As of December 31, 2013, the Company's aggregate contract backlog totaled approximately $38.0 million of which approximately $18.9 million or 49.7% is expected to be converted to revenue by December 31, 2014.  As of December 31, 2012, the Company's aggregate contract backlog totaled approximately $51.9 million.

Employees.

As of December 31, 2013, the Company had 235 employees as compared to 246 employees at December 31, 2012.

ITEM 1A.                                RISK FACTORS.

The following are some of the factors that we believe could cause our actual results to differ materially from historical results and from the results contemplated by the forward-looking statements contained in this report and other public statements made by us.  Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.  Most of these risks are generally beyond our control.  If any of the risks or uncertainties described below, or any such additional risks and uncertainties actually occurs, our business, results of operations and financial condition could be materially and adversely affected.  The following information should be read in conjunction with Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes under Item 8 Financial Statements and Supplementary Data.

Our business is largely dependent on sales to the nuclear power industry.  Any disruption in this industry would have a material adverse effect upon our revenue.

In 2013, 65% of GSE's revenue was from customers in the nuclear power industry (59% in 2012 and 67% in 2011).  The Company expects to derive a significant portion of its revenue from customers in the nuclear power industry for the foreseeable future.  The Company's ability to supply nuclear power plant simulators and related products and services is dependent on the continued operation of nuclear power plants and, to a lesser extent, on the construction of new nuclear power plants.  A wide range of factors affect the continued operation and construction of nuclear power plants, including the political and regulatory environment, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, such as the one which occurred at the Fukushima Daiichi nuclear plant in 2011, and general economic conditions.

Our sales to foreign customers expose us to risks associated with operating internationally.

Sales of products and services to end users outside the United States accounted for approximately 67% of the Company's consolidated revenue in 2013, 70% of consolidated revenue in 2012, and 66% of consolidated revenue in 2011.  Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

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

While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our foreign business, we cannot ensure that such measures will be adequate.  The following countries have provided more than 10% of our consolidated revenue for the indicated period:

	Year Ended December 31,
	2013	2012	2011
Slovak Republic	24%	6%	10%
United Kingdom	14%	16%	12%
People's Republic of China	10%	11%	5%
Federal Republic of Germany	2%	8%	12%
Japan	1%	9%	13%

Our expense levels are based upon our expectations as to future revenue, so we may be unable to adjust spending to compensate for a revenue shortfall.  Accordingly, any revenue shortfall would likely have a disproportionate effect on our operating results.

Our revenue was $47.6 million, $52.2 million, and $51.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.  Our operating income (loss) was $(10.7) million, $2.0 million, and $2.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.  Our operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of new products and enhancements by us and our competitors, and fluctuating global economic conditions.  Since our expense levels are based in part on our expectations as to future revenue and includes certain fixed costs, we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall and such revenue shortfalls would likely have a disproportionate adverse effect on our operating results.

Our backlog is subject to reduction and cancellation.

Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog as of December 31, 2013 and 2012 was $38.0 million and $51.9 million, respectively.  Our backlog is subject to fluctuations and is not necessarily indicative of future backlog or sales.  Moreover, cancellations of purchase orders or reductions of the services requested in existing contracts could substantially and materially reduce our backlog and, consequently, future revenues.  Our failure to replace canceled or reduced backlog would have an adverse effect on our operating results.

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

We issue performance, advance payment, and bid bonds in the normal course of our business which could result in financial losses that negatively impact our net income.

We are often required to issue performance bonds to our customers as a normal part of our business activities.  Our customers may have the ability to draw upon these performance bonds in the event we fail to cure a material breach of the contract within 30 days of receiving notice from the customer regarding the nature of the breach.  As of December 31, 2013, we had issued advance payment and performance bonds on eleven contracts totaling $4.9 million, of which $1.1 million have been cash collateralized; the largest of these performance bonds was for $2.7 million.  As of the date hereof, we have $3.6 million advance payment and performance bonds outstanding, of which $1.1 million have been cash collateralized.  Although we expect no material breaches to occur on these contracts, if such a breach were to occur and we failed to cure such breach, we could incur a loss of up to $3.6 million.

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

Cyber security incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cyber security threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cyber security incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cyber security protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

Third-party claims that we allegedly infringe the intellectual property rights of others may be costly to defend or settle and could damage our business.

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

The price of our common stock is highly volatile and could decline regardless of our operating performance.

The market price of our common stock could fluctuate in response to, among other things:

♦	changes in economic and general market conditions;
♦	changes in the outlook and financial condition of certain of our significant customers and industries in which we have a concentration of business;
♦	changes in financial estimates, treatment of our tax assets or liabilities or investment recommendations by securities analysts following our business;
♦	changes in accounting standards, policies, guidance or interpretations or principles;
♦	sales of common stock by our directors, officers and significant stockholders;
♦	our failure to achieve operating results consistent with securities analysts' projections; and
♦	the operating and stock price performance of competitors.

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

A sustained decline in the price of our common stock or weaker than forecasted operating results could result in further write-downs of capitalized software.

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

Based upon indicators of impairment in the second quarter of 2013, which included a substantial decrease in the Company's market capitalization, the Company performed an interim goodwill impairment test as of June 30, 2013.  In conjunction with the goodwill impairment test, we analyzed the net realizable value of our capitalized software development costs and, based upon the results of this analysis, took a $2.2 million charge to earnings  for a write-down of the capitalized software development costs.  As of December 31, 2013, we performed an additional assessment of our capitalized software development costs and determined that no further write-down was warranted.  However, we cannot provide assurance that we will not incur an impairment charge in future periods as a result of changing conditions.
.

ITEM 1B.                          UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                          PROPERTIES.

The Company is headquartered in a facility in Sykesville, Maryland (approximately 43,000 square feet). The lease for this facility expires on June 30, 2018.  The Company has subleased approximately 1,000 square feet of the facility.

In addition, the Company leases office space domestically in St. Marys, Georgia, Cary, North Carolina and Tarrytown, New York and internationally in Beijing, China, Chennai, India, Nyköping, Sweden and Stockton-on-Tees, England.  The Company leases these facilities for terms ending between 2014 and 2018.  The Company is currently leasing office space in Madison, NJ; this lease will terminate on April 30, 2014 and will not be renewed.

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

The Company's common stock is listed on the NYSE MKT Stock Exchange, where it trades under the symbol "GVP".  The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock reported by the NYSE MKT Stock Exchange for each full quarterly period within the two most recent fiscal years:

2013

Quarter	High	Low
First	$2.55	$1.97
Second	$2.00	$1.49
Third	$1.85	$1.40
Fourth	$1.73	$1.54

2012

Quarter	High	Low
First	$2.43	$1.71
Second	$2.88	$2.07
Third	$2.38	$1.86
Fourth	$2.20	$1.76

The following table sets forth the equity compensation plan information for the year ended December 31, 2013:
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,035,987	$3.38	820,253
Equity compensation plans not approved by security holders	--	$--	--
Total	3,035,987	$3.38	820,253

There were approximately 944 holders of record of the common stock as of December 31, 2013. The Company has never declared or paid a cash dividend on its common stock.  The Company currently intends to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future on its common stock.

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

Issuer Purchases of Equity Securities

On March 21, 2011, the Board of Directors authorized the purchase of up to $3.0 million of the Company's common stock in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.  During the year ended December 31, 2012, the Company repurchased 280,113 shares at an aggregate cost of $0.5 million.  During the year ended December 31, 2013, the Company repurchased 494,424 shares at an aggregate cost of $819,000 and completed the share repurchase program.

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1 - January 31	-	$-	1,104,487	$819,773
February 1 - February 28	-	$-	1,104,487	$819,773
March 1 - March 31	1,100	$2.00	1,105,587	$817,574
April 1 - April 31	17,589	$1.95	1,123,176	$783,257
May 1 - May 31	109,156	$1.71	1,232,332	$597,000
June 1 - June 30	89,654	$1.62	1,321,986	$451,853
July 1 - July 31	98,206	$1.61	1,420,192	$294,023
August 1 - August 31	33,155	$1.54	1,453,347	$242,821
September 1 - September 30	46,394	$1.60	1,499,741	$168,811
October 1 - October 31	99,170	$1.68	1,598,911	$1,999
November 1 - November 30	-	$-	1,598,911	$1,060
December 1 - December 31	-	$-	1,598,911	$1,060

Performance Graph

The following graph compares the Company's cumulative total shareholder return since December 31, 2008 through December 31, 2013 with that of the NYSE MKT Composite Index and a peer group index.  The Peer Group consists of companies selected on a line-of-business basis and includes Aspen Technology, Inc., L-3 Communications Holdings and Honeywell International.  The graph assumes an initial investment of $100 on December 31, 2008 in the Company's common stock and each index.  There were no dividends declared or paid by the Company during the five year period.  The Company has never paid a dividend on its common stock.  The indices are re-weighted daily, using the market capitalization on the previous tracking day.  The comparisons shown in the graph below are based upon historical data.  The stock price performance shown in the graph below is not necessarily indicative of, or intended to forecast, the potential future performance of the Company's common stock.  The graph was prepared for the Company by Research Data Group, Inc.

	12/08	12/09	12/10	12/11	12/12	12/13
GSE Systems, Inc.	100.00	92.88	61.36	33.05	36.61	27.12
NYSE MKT Composite	100.00	135.53	175.07	179.96	190.69	200.56
Peer Group	100.00	122.90	153.88	160.55	195.21	286.42

ITEM 6.	SELECTED FINANCIAL DATA.

Historical consolidated results of operations and balance sheet data presented below have been derived from the historical financial statements of the Company.  This information should be read in connection with the Company's consolidated financial statements.

(in thousands, except per share data)	Years ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations:
Contract revenue	$47,562	$52,246	$51,126	$47,213	$40,060
Cost of revenue	34,981	34,509	34,781	36,081	29,736
Write-down of capitalized software development costs	2,174	-	-	-	-
Gross profit	10,407	17,737	16,345	11,132	10,324
Operating expenses:
Selling, general and administrative	15,836	14,865	12,672	11,683	7,749
Goodwill impairment loss	4,462	-	-	-	-
ESA related charges	-	-	-	-	1,508
Depreciation	570	562	497	579	504
Amortization of definite-lived intangible assets	207	313	948	102	-
Total operating expenses	21,075	15,740	14,117	12,364	9,761
Operating income (loss)	(10,668)	1,997	2,228	(1,232)	563
Interest income, net	105	162	131	19	56
ESA related charges	-	-	-	-	(865)
Gain (loss) on derivative instruments	265	(121)	(68)	(913)	763
Other income (expense), net	(67)	(175)	72	83	(397)
Income (loss) before income taxes	(10,365)	1,863	2,363	(2,043)	120
Provision (benefit) for income taxes	146	689	(438)	206	917
Net income (loss)	$(10,511)	$1,174	$2,801	$(2,249)	$(797)

Basic income (loss) per common share (1)	$(0.58)	$0.06	$0.15	$(0.12)	$(0.05)

Diluted income (loss) per common share (1)	$(0.58)	$0.06	$0.15	(0.12)	$(0.05)

Weighted average common shares outstanding:
-Basic	18,151	18,384	18,952	18,975	16,938
-Diluted	18,151	18,458	19,123	18,975	16,938

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet data:
Working capital	$25,991	$29,782	$30,240	$30,040	$31,469
Total assets	48,827	62,564	58,815	53,614	49,520
Long-term liabilities	487	1,459	2,352	799	206
Stockholders' equity	30,387	40,830	38,783	36,906	37,143

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company's system design contracts do not normally provide for "post customer support service" (PCS) in terms of software upgrades, software enhancements or telephone support.  In order to obtain PCS, the customers normally must purchase a separate contract.  Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, and maintenance releases.  The Company recognizes revenue from these contracts ratably over the life of the agreements.

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

Capitalization of Computer Software Development Costs.  In accordance with U.S. generally accepted accounting principles, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers.   Once the product is available to be sold, the Company amortizes the costs, on a straight line method, over the three year estimated useful life of the product.  As of December 31, 2013, the Company has net capitalized software development costs of $1.0 million.  On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software development costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows.  The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations.  Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company's consolidated balance sheet.

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

Deferred Income Tax Valuation Allowance.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Management makes a regular assessment of the realizability of the Company's deferred tax assets.  In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment.  A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value.  As of December 31, 2013, the Company's largest deferred tax asset of $5.2 million primarily relates to a U.S. net operating loss carryforward of $14.7 million which expires in various amounts between 2020 and 2033.  The amount of U.S. loss carryforward which can be used by the Company each year is limited due to changes in the Company's ownership which occurred in 2003.  Thus, a portion of the Company's loss carryforward may expire unutilized.  We believe that the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its net deferred tax assets.  However, other than a portion of the net deferred tax assets that are related to the Company's Indian, and Chinese subsidiaries, the recovery of the net deferred tax assets could not be substantiated by currently available objective evidence.  Accordingly, the Company has established a $7.1 million valuation allowance for its net deferred tax assets.

Results of Operations.

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of contract revenue.

($ in thousands)	Years ended December 31,
	2013	%	2012	%	2011	%
Contract revenue	$47,562	100.0%	$52,246	100.0%	$51,126	100.0%
Cost of revenue	34,981	73.5%	34,509	66.1%	34,781	68.0%
Write-down of capitalized software development costs	2,174	4.6%	0	0.0%	0	0.0%

Gross profit	10,407	21.9%	17,737	33.9%	16,345	32.0%
Operating expenses
Selling, general and administrative	15,836	33.3%	14,865	28.5%	12,672	24.8%
Goodwill impairment loss	4,462	9.4%	0	0.0%	0	0.0%
Depreciation	570	1.2%	562	1.1%	497	1.0%
Amortization of definite-lived intangible assets	207	0.4%	313	0.6%	948	1.9%
Total operating expenses	21,075	44.3%	15,740	30.2%	14,117	27.7%

Operating income (loss)	(10,668)	-22.4%	1,997	3.7%	2,228	4.3%

Interest income, net	105	0.2%	162	0.3%	131	0.3%
Gain (loss) on derivative instruments, net	265	0.5%	(121)	-0.2%	(68)	-0.1%
Other income (expense) , net	(67)	-0.1%	(175)	-0.3%	72	0.1%

Income (loss) before income taxes	(10,365)	-21.8%	1,863	3.5%	2,363	4.6%
Provision (benefit) for income taxes	146	0.3%	689	1.3%	(438)	-0.9%

Net income (loss)	$(10,511)	-22.1%	$1,174	2.2%	$2,801	5.5%

Comparison of the Years Ended December 31, 2013 to December 31, 2012.

Contract Revenue.  Contract revenue for the year ended December 31, 2013 totaled $47.6 million, which was 9.0% lower than the $52.2 million of revenue for the year ended December 31, 2012.  The Company recorded total orders of $32.0 million in the year ended December 31, 2013 as compared to $52.7 million in the year ended December 31, 2012.  Included in the 2012 orders was a $9.3 million change order for a contract to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia.  In the years ended December 31, 2013 and 2012, the Company recognized $11.6 million and $3.3 million of contract revenue, respectively, on this project using the percentage-of-completion method, which accounted for 24.4% and 6.5% of the Company's consolidated revenue, respectively.  The project is expected to be completed at the end of the first quarter 2014.  As an aftermath to the Fukushima earthquake and tsunami which occurred over 2 years ago, the Japanese have shut down all of their nuclear reactors and the Germans have announced plans to shut down all of their nuclear reactors by 2022.  Accordingly, the Company has seen significant reductions in revenue from nuclear customers in both Japan and Germany, two traditionally strong sources of revenue.  For the year ended December 31, 2013, revenue generated from nuclear simulation customers in Japan decreased by $4.2 million and revenue generated from nuclear simulation customers in Germany decreased by $1.6 million as compared to the prior year.  Additionally, fossil fuel simulation revenue has decreased $2.7 million for the year ended December 31, 2013 as compared to the prior year as capital expenditures by fossil fueled power generation companies have been delayed due to the economic and regulatory uncertainty regarding coal-fired power plants.  During the year ended December 31, 2013 the Company also experienced a $1.1 million reduction in revenue from GSE's wholly-owned subsidiary, GSE EnVision LLC ("EnVision") as compared to the same period in the prior year.  The reduction in revenue was primarily due to the substantial completion of a project received in 2012 to provide simulation and computer-based learning modules to the subsidiary of a global energy services company.  Furthermore, the Company also completed two significant projects during the year ended December 31, 2012.  These projects included a full scope AGR replacement simulator for a British utility, a substantial upgrade project for a full scope simulator in the Ukraine.  Revenue related to these projects for the year ended December 31, 2012 totaled $2.9 million.

At December 31, 2013, the Company's backlog was $38.0 million, of which $650,000 related to the Slovakia contract.  The Company's backlog decreased 26.8% from December 31, 2012 when the Company's backlog totaled $51.9 million.

Gross Profit.  Gross profit totaled $10.4 million for the year ended December 31, 2013 as compared to $17.7 million for the year ended December 31, 2012.  As a percentage of revenue, gross profit decreased from 33.9% for the twelve months ended December 31, 2012 to 21.9% for the twelve months ended December 31, 2013.  Excluding the $2.2 million non-cash write-down of capitalized software development costs, which is discussed below, gross profit totaled $12.6 million and 26.5% as a percentage of revenue for the year ended December 31, 2013.

The $36.5 million full scope simulator and digital control system project for a Slovak utility made up 24.4% of the Company's total revenue in 2013 as compared to 6.5% of revenue in 2012.  The significant increase in revenue on the Slovakia contract as an overall percentage of the Company's revenue was the largest factor contributing to the decrease in the Company's overall gross margin because this project has a gross profit lower than the Company's normal gross profits.  In addition, the decrease in gross margin reflects lower revenue from EnVision products in 2013.  EnVision products have gross profit margins significantly higher than the Company's normal gross profit margins.

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

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses totaled $15.8 million and $14.9 million for the years ended December 31, 2013 and 2012, respectively.  Fluctuations in the components of SG&A spending were as follows:

♦	Business development costs decreased from $5.0 million for the year ended December 31, 2012 to $4.5 million in the year ended December 31, 2013. During the year ended 2013, the primary cost savings related to reductions in the Company's marketing and public relations programs. In addition, the Company's biennial Simworld International Users Conference was last held in Dubai in 2012. During 2013 the Company incurred $173,000 related to these programs as compared to $382,000 during the same period in the prior year. Bidding and proposal costs, which are the costs of operations personnel assisting with the preparation of contract proposals totaled $1.9 million for the year ended December 31, 2013, a $100,000 increase from the prior year.

♦	The Company's general and administrative expenses totaled $7.9 million and $7.0 million for the years ended December 31, 2013 and 2012, respectively. The increase of $0.9 million is primarily attributable to the following:

o	The Company incurred foreign currency translation losses of $111,000 for the year ended December 31, 2013 compared to gains of $313,000 for the year ended December 31, 2012.
o	The Company's subsidiary in the United Kingdom moved to a new office and reorganized its reporting structure in early 2013, resulting in an increase of $200,000 in general and administrative expenses in 2013 as compared to 2012. In conjunction with the dissolution of the joint venture agreement with GSE-UNIS Simulation Technology Co., Ltd. ("GSE-UNIS"), the Company's subsidiary in China moved to a new office during the fourth quarter of 2013. As a result, facility costs for the subsidiary were higher in the fourth quarter than the first three quarters of 2013 and are expected to remain at that level for the next two years.

♦	Gross spending on software product development ("development") expenses, for the twelve months ended December 31, 2013 totaled $2.9 million, as compared to $2.4 million for the twelve months ended December 31, 2012. The Company capitalized $1.3 million for both the twelve months ended December 31, 2013 and 2012, respectively. Net development spending increased from $1.1 million for the twelve months ended December 31, 2012 to $1.6 million for the twelve months ended December 31, 2013.

o	The Company's Activ-3DiTM visualization team, which develops 3D technology to add to our training programs, incurred $99,000 and $334,000 of costs related to this effort during the twelve months ended December 31, 2013 and 2012, respectively.
o	During the twelve months ended December 31, 2013 EnVision completed its new gas-oil separation process simulation training tool and tutorial and continued its development of a new upstream amine treatment unit training tool. Development expense related to the EnVision product line totaled $364,000 and $465,000 for the twelve months ended December 31, 2013 and 2012, respectively.
o	Spending on simulation software product development totaled $2.4 million for the twelve months ended December 31, 2013. For the twelve months ended December 31, 2012, development expense totaled $1.6 million. The Company's development expenses were mainly related to ISIS™, our configuration management system, maintenance to our GPWR™ and JADE™ applications, and advance modeling software such as RELAP5-HD® and PSA-HD™.

Goodwill impairment loss.  The Company incurred a goodwill impairment loss of $4.5 million during the second quarter of 2013.  Refer to the Liquidity and Capital Resources section below for further discussion regarding the factors leading to the impairment loss and the valuation methodologies and assumptions used in the goodwill impairment test.

Depreciation.  Depreciation expense totaled $570,000 and $562,000 for the years ended December 31, 2013 and 2012, respectively.

Amortization of definite-lived intangible assets.  Amortization expense related to definite-lived intangible assets totaled $207,000 and $313,000 for the years ended December 31, 2013 and 2012, respectively.  Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contractual customer relationships and contract backlog, which are recognized in proportion to the related projected revenue streams.

Operating Income (Loss).  The Company had an operating loss of $(10.7) million (-22.4% of revenue) in the year ended December 31, 2013, as compared with operating income of $2.0 million (3.7% of revenue) for the year ended December 31, 2012.  The variances were due to the factors outlined above.

Interest Income, Net.  The Company's interest income, net totaled $105,000 and $162,000 for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company had a revolving credit agreement for a revolving line of credit with Susquehanna which is scheduled to expire on June 30, 2014.  The credit facility enables the Company to borrow funds to support working capital needs and to collateralize letters of credit which will be issued as performance bonds.  The line of credit, which is in the principal amount of up to $7.5 million, bears interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 ½%.

The deferred financing costs incurred when the Susquehanna line of credit was first established in 2011 were amortized over the original two-year term of the line of credit.  Amortization began in November 2011.  Amortization of deferred financing costs totaled $10,000 and $12,000 for the twelve months ended December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, the Company had approximately $1.1 million and $1.8 million, respectively, of cash in escrow accounts with Susquehanna Bank that were being used as collateral for various advance payment bid and performance bonds.  An additional $0.8 million were held in certificates of deposit as of December 31, 2012.  The Company recorded interest income of $8,000 and $29,000 from the certificates of deposit and escrow accounts in the years ended December 31, 2013 and 2012, respectively.

The Company had $9.5 million and $16.4 million deposited in an unrestricted money market account with Susquehanna on December 31, 2013 and 2012, respectively.  Interest income earned on the money market accounts totaled $43,000 in each of the years ended 2013 and 2012, respectively.

Interest income on deposits held by the Company's Swedish subsidiary decreased from $88,000 in the year ended December 31, 2012 to $41,000 for the year ended December 31, 2013.  The decrease was primarily attributable to the lower cash balance held by the subsidiary during 2013.

The Company had other interest income of $23,000 and $14,000 for the years ended December 31, 2013 and 2012, respectively.

Loss on Derivative Instruments, net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of December 31, 2013, the Company had foreign exchange contracts outstanding of approximately 0.2 million Pounds Sterling, 13.3 million Euro, and 10.1 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 31, 2016.  The Company had not designated the contracts as hedges and has recognized a loss on the change in the estimated fair value of the contracts of $489,000 for the twelve months ended December 31, 2013.

At December 31, 2012, the Company had foreign exchange contracts outstanding of approximately 0.8 million Pounds Sterling, 9.9 million Euro, and 61.8 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and had recognized a loss on the change in the estimated fair value of the contracts of $202,000 for the twelve months ended December 31, 2012.

The estimated net fair values of the contracts at December 31, 2013 and 2012 were net liabilities of $513,000 and $23,000, respectively, and were recorded on the balance sheets as follows:

	December 31,
(in thousands)	2013	2012

Asset derivatives
Prepaid expenses and other current assets	$140	$296
Other assets	2	20
	142	316

Liability derivatives
Other current liabilities	(637)	(190)
Other liabilities	(18)	(149)
	(655)	(339)

Net fair value	$(513)	$(23)

The foreign currency denominated trade receivables and unbilled receivables that are related to the outstanding foreign exchange contracts at December 31, 2013 are remeasured at the end of each period into the functional currency using the current exchange rate at the end of the period.  For the years ended December 31, 2013 and 2012, the Company incurred gains of $754,000 and $81,000, respectively, from the remeasurement of such trade and unbilled receivables.

Other Income (Expense), Net.  The Company recognized $(67,000) and $(175,000) of other expense, net for the years ended December 31, 2013 and 2012, respectively.
o	During 2013 and 2012, the Company recognized losses of $148,000 and $238,000, respectively, relating to its pro rata share of operating results from its equity investment in GSE-UNIS. In December 2012, GSE-UNIS had a reduction in force of 29 employees, reducing their headcount to 54. Approximately $100,000 of the 2012 equity loss was due to the severance accrued for this downsizing. In 2013, the Company agreed to sell its 49% stake in GSE-UNIS to its partner, Beijing Unis Venture Capital Co., Ltd. and terminate the joint venture agreement as of July 31, 2013. The sales price was basically equivalent to the Company's investment in GSE-UNIS as of the closing date. The Company reclassified $1.2 million from Other Assets to Other Current Assets as of December 31, 2013
o	As a 10% owner of the Emirates Simulation Academy ("ESA") in the UAE, the Company was required to provide a guarantee of 10% of ESA's credit facility. The Company provided the guarantee by depositing cash into an interest bearing, restricted account with the Union National Bank ("UNB"). In 2009, the Company wrote off the entire balance in this account. In the second quarter of 2013, the Company was notified by UNB that the ESA line of credit had been paid off by utilizing the guarantees from the three owners. The balance remaining in our account after the settlement of the guarantee, $82,000 was transferred to the Company and the UNB account was closed.
o	On May 22, 2013, the Company and Electrobalt Holding, a Russian Federation closed joint-stock company, created a 50/50 joint venture called General Simulation Engineering RUS Limited Liability Company ("GSE RUS"). GSE's equity contribution was 1.5 million Roubles ($46,000) and was paid to the joint venture in November 2013. For the three months and year ended December 31, 2013, the Company recognized an $8,000 equity loss on its investment in GSE RUS.
o	The Company had other miscellaneous income of $7,000 and $63,000 for the years ended December 31, 2013 and 2012, respectively.

Provision for Income Taxes.

The Company files tax returns in the United States federal jurisdiction and in several state and foreign jurisdictions. Because of the net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from years 1997 and forward and is subject to foreign tax examinations by tax authorities for years 2007 and forward.  Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

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

The Company, through its acquisition of EnVision on January 4, 2011, recorded $320,000 of unrecognized tax benefits as well as a receivable from the EnVision shareholders for the same amount as indemnity for this tax position.  During 2012, the Company partially reduced both the liability and receivable from the EnVision acquisition by $269,000 as the related period is now outside the applicable statute of limitations.  During 2012 and 2013, the Company also recorded $165,000 and $187,000 of tax liabilities for certain foreign tax contingencies, respectively.  The Company made payments of $8,000 and $103,000 during 2012 and 2013, respectively, related to these foreign tax contingencies.

The Company's tax expense in 2013 was $146,000 and consisted of $22,000 state income taxes, $(159,000) foreign income tax benefits from the Company's foreign subsidiaries, $4,000 U.S. alternative minimum tax,  $83,000 for foreign income tax withholding on several non-U.S. contracts, $245,000 of foreign income tax liabilities, and $(49,000) tax benefit resulting from OCI allocation.

The Company's tax expense in 2012 was $689,000 and consisted of $19,000 state income taxes, $414,000 foreign income taxes incurred by the Company's foreign subsidiaries, $22,000 U.S. alternative minimum tax,  $69,000 for foreign income tax withholding on several non-U.S. contracts, and $165,000 of foreign income tax liabilities.

The Company has a full valuation allowance on its U.S. net deferred tax assets at December 31, 2013.

Comparison of the Years Ended December 31, 2012 to December 31, 2011.

Contract Revenue.  Contract revenue for the year ended December 31, 2012 totaled $52.2 million, which was 2.2% higher than the $51.1 million of revenue for the year ended December 31, 2011.  The Company recorded total orders of $52.7 million in the year ended December 31, 2012 as compared to $44.4 million in the year ended December 31, 2011.  Included in the 2012 and 2011 orders were $9.3 million and $3.0 million in change orders, respectively, for a contract to build a new nuclear power plant simulator for a two unit reactor plant in Slovakia.  The 2012 change orders increased the total contract value to $36.0 million and included a provision which waived all previous claims related to this contract.  In the years ended December 31, 2012 and 2011, the Company recognized $3.3 million and $5.0 million of contract revenue, respectively, on this project using the percentage-of-completion method, which accounted for 6.3% and 10.0% of the Company's consolidated revenue, respectively.  In addition, revenue generated from various contracts that the Company had received from a German customer decreased by approximately $2.8 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011.  Partially offsetting these decreases in revenue were the following:  EnVision product revenue increased from $2.5 million in 2011 to $3.9 million in 2012.  In 2012, the Company received a $3.7 million contract to provide EnVision simulation and computer-based learning modules to a subsidiary of a global energy services company.  Revenue generated by this contract totaled $2.5 million in 2012.  GSE UK's revenue increased $1.3 million from 2011 to 2012 mainly due to a large engineering consultancy contract received during 2012.  In addition, GSE Power Systems, AB's, a Swedish Corporation, revenue increased $1.2 million from 2011 to 2012 primarily due to an increase in fossil simulation revenue.

At December 31, 2012, the Company's backlog was $51.9 million, of which $11.7 million related to the Slovakia contract.  The Company's backlog increased 0.8% from December 31, 2011 when the Company's backlog totaled $51.5 million.

Gross Profit.  Gross profit totaled $17.7 million for the year ended December 31, 2012 as compared to $16.3 million for the year ended December 31, 2011.  As a percentage of revenue, gross profit increased from 32.0% for the twelve months ended December 31, 2011 to 33.9% for the twelve months ended December 31, 2012. The increase in gross profit reflected the following items:

The lower-margined $36.0 million full scope simulator and digital control system order received in 2009 from a Slovak utility made up 6.3% of the Company's total revenue in 2012 as compared to 10.0% of revenue in 2011.  The $9.3 million change order from the Slovak utility received during 2012 increased the overall gross profit on the project and generated an additional $500,000 in gross profit on the project for the year ended December 31, 2012.  In addition, the increased EnVision product revenue generated in 2012 as compared to 2011, which had an overall gross profit significantly higher than the Company's normal gross profit, attributed to the increase in the gross profit for the year ended December 31, 2012.

The lower-margined $26.8 million full scope simulator and digital control system order received in 2009 from a Slovak utility made up 10% of the Company's total revenue in 2011.  The $3.0 million change order that was received on this contract in 2011 increased the overall gross margin on the project by approximately $585,000 in 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses totaled $14.9 million and $12.7 million for the years ended December 31, 2012 and 2011, respectively.  Fluctuations in the components of SG&A spending were as follows:

♦	Business development and marketing costs increased from $5.6 million for the year ended December 31, 2011 to $6.8 million in the year ended December 31, 2012. During 2012, the Company hired an additional three business development resources in the United States and hired two additional business development resources in Europe as compared to the prior year. During 2012, the Company held its biennial Simworld International Users Conference in Dubai and launched an expanded marketing and public relations program. Costs related to these programs totaled $382,000 for the year ended December 31, 2012. Bidding and proposal costs, which are the costs of operations personnel assisting with the preparation of contract proposals totaled $1.8 million for the year ended December 31, 2012, a $300,000 increase from the prior year.

♦	The Company's general and administrative expenses totaled $7.0 million and $6.0 million for the years ended December 31, 2012 and 2011, respectively. The increase of $1.0 million was primarily attributable to the following:

o
The change in the fair value of contingent consideration related to the TAS and EnVision acquisitions resulted in expenses of $354,000 for the year ended December 31, 2012, as compared to a gain of $322,000 for the year ended December 31, 2011.

o	The Company implemented a global Enterprise Resource Planning system in 2012. Costs related to the support and maintenance of this implementation totaled $396,000.
o
The Company incurred $0 and $206,000 of expenses related to its acquisition efforts for the years ended December 31, 2012 and 2011, respectively.  These acquisition costs were composed of legal, travel, due diligence, valuation and audit expenses.

♦	Gross spending on software product development ("development") expenses, for the twelve months ended December 31, 2012 totaled $2.4 million, as compared to $1.8 million for the twelve months ended December 31, 2011. The Company capitalized $1.3 million and $838,000 for the twelve months ended December 31, 2012 and 2011, respectively. Net development spending increased from $1.0 million for the twelve months ended December 31, 2011 to $1.1 million for the twelve months ended December 31, 2012.

o	The Company created a 3D visualization team in January 2011 to develop 3D technology to add to our training programs. The Company incurred $334,000 and $300,000 of costs related to this effort for the twelve months ended December 31, 2012 and 2011, respectively.
o
EnVision added an additional resource to its development team in 2012 and also began working on several new advancements mainly related to a gas-oil separation process and an upstream amine treatment unit.  EnVision incurred $465,000 and $90,000 of development expense for the twelve months ended December 31, 2012 and 2011, respectively.

o
Spending on simulation software product development totaled $1.6 million for the twelve months ended December 31, 2012.  For the twelve months ended December 31, 2011, development expense totaled $1.5 million.  The Company's development expenses were mainly related to advancements on a new configuration management system which is a central data warehouse that supports various forms of data on a simulator, new feature enhancements to our JADE platform, and advancements to our PSA-HD severe accident platform.

Depreciation.  Depreciation expense totaled $562,000 and $497,000 for the years ended December 31, 2012 and 2011, respectively.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $313,000 and $948,000 for the years ended December 31, 2012 and 2011, respectively.  Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contractual customer relationships and contract backlog, which are recognized in proportion to the related projected revenue streams.  In 2011, the Company accelerated the amortization expense related to one of TAS' customer relationships due to the completion of the customer contract.  The acceleration resulted in an additional $116,000 of amortization expense in 2011.

Operating Income.  The Company had operating income of $2.0 million (3.7% of revenue) in the year ended December 31, 2012, as compared with an operating income of $2.2 million (4.3% of revenue) for the year ended December 31, 2011.  The variances were due to the factors outlined above.

Interest Income, Net.  The Company's interest income, net totaled $162,000 and $131,000 for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had a revolving credit agreement for a revolving line of credit with Susquehanna which is scheduled to expire on June 30, 2014.  The credit facility enables the Company to borrow funds to support working capital needs and to collateralize letters of credit which will be issued as performance bonds.  The line of credit, which is in the principal amount of up to $7.5 million, bears interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 ½%.

The deferred financing costs incurred when the Susquehanna line of credit was first established in 2011 are amortized over the original two-year term of the line of credit.  Amortization began in November 2011.  Amortization of deferred financing costs totaled $12,000 and $2,000 for the twelve months ended December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the Company had approximately $1.8 million and $4.2 million, respectively, of cash in certificates of deposit and escrow accounts with Susquehanna and Bank of America that were being used as collateral for various bid and performance bonds.  An additional $0.8 million and $1.8 million were held in other certificates of deposit as of December 31, 2012, and 2011, respectively.  The Company recorded interest income of $29,000 and $27,000 from the certificates of deposit and escrow accounts in the years ended December 31, 2012 and 2011, respectively.

The Company had $16.4 million and $8.2 million deposited in an unrestricted money market account with Susquehanna on December 31, 2012 and 2011, respectively.  Interest income earned on the money market accounts totaled $43,000 and $35,000 for the years ended 2012 and 2011, respectively.

Interest income on deposits held by the Company's Swedish subsidiary increased from $65,000 in the year ended December 31, 2011 to $88,000 for the year ended December 31, 2012.  The increase was primarily attributable to the higher cash balance held by the subsidiary during 2012.

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

The estimated net fair values of the contracts at December 31, 2012 and 2011 were a net asset (liability) of $(23,000) and $169,000, respectively, and were recorded on the balance sheets as follows:

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

o	The Company had other miscellaneous income of $63,000 and $113,000 for the years ended December 31, 2012 and 2011, respectively.

Provision for Income Taxes.

The Company files tax returns in the United States federal jurisdiction and in several state and foreign jurisdictions. Because of the net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from years 1997 and forward and is subject to foreign tax examinations by tax authorities for years 2006 and forward.  Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

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

The Company, through its acquisition of EnVision on January 4, 2011, recorded $320,000 of unrecognized tax benefits as well as a receivable from the EnVision shareholders for the same amount as indemnity for this tax position.  During 2012, the Company partially reduced both the liability and receivable from the EnVision acquisition by $269,000 as the related period is now outside the applicable statute of limitations.  During 2011 and 2012, the Company also recorded $126,000 and $165,000 of tax liabilities for certain foreign tax contingencies, respectively.  The Company made payments of $0 and $8,000 during 2011 and 2012, respectively, related to these foreign tax liabilities.

The Company's tax expense in 2012 was $689,000 and consisted of $19,000 state income taxes, $414,000 foreign income taxes incurred by the Company's foreign subsidiaries, $22,000 U.S. alternative minimum tax,  $69,000 for foreign income tax withholding on several non-U.S. contracts, and $165,000 of foreign income tax liabilities.

The Company's tax benefit in 2011 was $438,000 and consisted of $181,000 state income taxes, $108,000 foreign income taxes incurred by the Company's foreign subsidiaries, $62,000 U.S. alternative minimum tax,  $85,000 for foreign income tax withholding on several non-U.S. contracts, $126,000 of foreign income tax contingency, and $1.0 million valuation allowance adjustment due to the EnVision acquisition, previously discussed.

The Company had a full valuation allowance on its U.S. net deferred tax assets at December 31, 2012.

Liquidity and Capital Resources.

As of December 31, 2013, GSE had cash and cash equivalents of $15.6 million compared to  $22.4 million at December 31, 2012.

Cash (used in) provided by operating activities.  For the year ended December 31, 2013, net cash used in operating activities totaled $3.2 million; for the year ended December 31, 2012, the Company generated $3.7 million of cash from operating activities.  Significant changes in the Company's assets and liabilities in the year ended December 31, 2013 included:

♦	A $26,000 increase in the Company's contracts receivable excluding any gains or losses on derivatives. The Company's trade receivables, net of the allowance for doubtful accounts, increased from $12.4 million at December 31, 2012 to $19.0 million at December 31, 2013. Through February 28, 2014, the Company collected 68% of the gross trade receivables outstanding as of December 31, 2013. The Company's unbilled receivables decreased by $5.8 million to $5.5 million at December 31, 2013. The decrease in the unbilled receivables is due to the timing of contracted billing milestones of the Company's current projects. In January and February 2014, the Company invoiced $1.2 million of the unbilled amounts; the balance of the unbilled amounts is expected to be invoiced and collected within one year. At December 31, 2013, trade receivables outstanding for more than 90 days totaled $0.6 million compared to $2.5 million at December 31, 2012.
♦	A $1.9 million decrease in accounts payable, accrued compensation and accrued expenses. The Company's December 31, 2013 subcontractor accrual decreased $2.0 million due to the progression of work on several projects utilizing subcontractor labor and the related timing of the billing milestones on those contracts.

For the year ended December 31, 2012, net cash provided by operating activities totaled $3.7 million which was an increase of $2.1 million as compared to the year ended December 31, 2011.  Significant changes in the Company's assets and liabilities in the year ended December 31, 2012 included:
¨
A $3.3 million increase in the Company's contracts receivable excluding any gains or losses on derivatives.  The Company's trade receivables, net of the allowance for doubtful accounts, increased from $8.1 million at December 31, 2011 to $12.4 million at December 31, 2012.  The Company's unbilled receivables decreased by $919,000 to $11.3 million at December 31, 2012.  The decrease in the unbilled receivables was due to the timing of contracted billing milestones of the Company's current projects.  At December 31, 2012, trade receivables outstanding for more than 90 days totaled $2.5 million compared to $278,000 at December 31, 2011.

¨
A $1.3 million decrease in prepaid expenses and other assets.  The decrease was primarily attributable to the redemption of certificates of deposit in 2012.  The balance of certificates of deposit recorded in Other Current Assets decreased from $1.8 million to $0.8 million as of December 31, 2011 and 2012, respectively.

¨
A $1.4 million increase in accounts payable, accrued compensation and accrued expenses.  The Company's December 31, 2012 subcontractor accrual increased $950,000 due to the progression of work on several projects utilizing subcontractor labor and the related timing of the billing milestones on those contracts.

For the year ended December 31, 2011, net cash provided by operating activities totaled $1.6 million which was a decrease of $864,000 as compared to the year ended December 31, 2010.  Significant changes in the Company's assets and liabilities in the year ended December 31, 2011 included:
¨
A $2.1 million increase in the Company's contracts receivable excluding any gains or losses on derivatives.  The Company's trade receivables, net of the allowance for doubtful accounts, increased from $5.7 million at December 31, 2010 to $8.1 million at December 31, 2011.  The Company's unbilled receivables increased by $726,000 to $12.2 million at December 31, 2011.  The increase in the unbilled receivables was due to the timing of contracted billing milestones of the Company's current projects.  At December 31, 2011, trade receivables outstanding for more than 90 days totaled $278,000 compared to  $318,000 at December 31, 2010, excluding the $1.6 million due from ESA which had been fully reserved at December 31, 2010 and completely written off at December 31, 2011.

¨
A $351,000 increase in prepaid expenses and other assets.  The increase was primarily attributable to the reclassifications of certificates of deposit from restricted cash to other current assets totaling $1.8 million.  The reclassifications represented the expiration of performance bonds and the release of collateral restrictions associated with the Company's terminated BOA line of credit.  This increase was offset by a reduction in the Company's Value Added Tax ("VAT") receivable of $298,000 at December 31, 2011 as compared to the prior year.  The VAT was included in payments the Company made to Siemens for the DCS system being provided to a Slovak utility.

¨
An $855,000 decrease in accounts payable, accrued compensation and accrued expenses.  The Company's December 31, 2011 subcontractor accrual decreased $750,000 as the Company made several large payments to subcontractors during 2011 which had been accrued at December 31, 2010.  In addition, the Company's accounts payable, and accrued liabilities also decreased $650,000 of which $358,000 was accrued at December 31, 2010 related to the Company's acquisition efforts.  At December 31, 2011, the Company had $0 accrued related to its acquisition efforts.  Offsetting the decreases above, accrued compensation increased $600,000 primarily due to an increase in the Company's headcount and incentive compensation targets from December 31, 2010 to December 31, 2011.

¨	An $856,000 increase in billings in excess of revenue earned. The increase was due to the timing of contracted billing milestones of the Company's current projects.

Cash Used in Investing Activities.  For the year ended December 31, 2013, net cash used in investing activities was $883,000.

The Company made capital expenditures of $399,000 and capitalized software development costs of $1.3 million.  Cash used as collateral for standby letters of credit, bank guarantees and foreign currency contracts decreased by $871,000.

On May 22, 2013, the Company and Electrobalt Holding, a Russian Federation closed joint-stock company, created a 50/50 joint venture called General Simulation Engineering RUS Limited Liability Company ("GSE RUS").  GSE's equity contribution was 1.5 million Roubles ($46,000) and was paid to the joint venture in November 2013.

For the year ended December 31, 2012, net cash used in investing activities was $868,000.

Included in the Company's capital expenditures of $1.6 million in 2012 was $1.1 million for the Company's purchase and implementation of a global Enterprise Resource Planning (ERP) system.  Capitalized software development costs totaled $1.3 million for the year ended December 31, 2012.  On a net basis, total cash being utilized as cash collateral for standby letters of credit, bank guarantees and foreign currency contracts decreased by $2.5 million in 2012.

During the years ended December 31, 2012 and 2011, the Company made equity contributions totaling $469,000 and $456,000, respectively, to GSE-UNIS.  GSE-UNIS was 51% owned by Beijing UNIS Investment Co., Ltd. and 49% owned by GSE.

For the year ended December 31, 2011, net cash used in investing activities was $6.7 million.  BOA amended the Company's revolving credit agreements effective March 14, 2011, requiring the Company to cash collateralize all existing standby letters of credit.  Accordingly, at December 31, 2011, the Company had $4.4 million of restricted cash which was a $4.1 million increase from December 31, 2010.

The Company made capital expenditures of $520,000 and capitalized software development costs of $838,000.  Cash used as collateral for standby letters of credit, bank guarantees and foreign currency contracts increased by $4.0 million.

Effective January 4, 2011, GSE Systems Inc., completed the acquisition of EnVision Systems, Inc. ("EnVision).  The purchase price totaled $4.0 million with $1.2 million paid in cash at closing.  The balance was deferred until the first, second, and third anniversaries of the closing date.  In the second quarter of 2011, the Company made payments of $74,000 to EnVision's shareholders related to billed receivables included on the Closing Date balance sheet.  An additional payment of $109,000 to the EnVision shareholders was made during the second quarter of 2011 related to the working capital true-up provisions of the purchase agreement.  GSE acquired approximately $550,000 in cash through the acquisition of EnVision.

Cash Used in Financing Activities.  For the year ended December 31, 2013, net cash used in financing activities totaled $2.7 million.

The Company repurchased 494,424 shares of the Company's common stock at an aggregate cost of $819,000, and received $44,000 from the issuance of common stock from the exercise of employee stock options for the year  ended December 31, 2013.  During the year ended December 31, 2013, the Company made payments of $1.9 million to the former shareholders of EnVision in accordance with the purchase agreement.

For the year ended December 31, 2012, net cash used in financing activities totaled $1.1 million.  The Company repurchased 280,113 shares of the Company's common stock at an aggregate cost of $531,000, and received $272,000 from the issuance of common stock from the exercise of employee stock options for the year ended December 31, 2012.  During the year ended December 31, 2012, the Company made payments totaling $845,000 the former shareholders TAS and EnVision in accordance with the purchase agreements.

For the year ended December 31, 2011, net cash used in financing activities was $1.1 million.  The Company repurchased 824,374 shares of the Company's common stock at an aggregate cost of $1.6 million.  The Company released $600,000 held in a restricted certificate of deposit in conjunction with the termination of the Company's BOA lines of credit.  In December 2011, the Company paid $167,000 to the former shareholders of TAS in accordance with the purchase agreement.  Additionally, the Company received $143,000 from the issuance of common stock from the exercise of warrants and employee stock options and spent $24,000 on deferred financing costs in conjunction with the Susquehanna line of credit agreement.

Credit Facilities

At December 31, 2013, the Company had a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna.  The Company and its subsidiaries, GSE Power Systems, Inc. and GSE EnVision LLC, were jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 ½%.  The two-year agreement expires on June 30, 2014.

As collateral for the Company's obligations, the Company granted a first lien and security interest in all of the assets of the Company, including but not limited to, accounts receivable, proceeds and products, intangibles, trademarks, patents, intellectual property, machinery and equipment.

Issuances of stand-by letters of credit and advances of working capital (collectively referred to as the "Advances") require that the Company maintain a minimum cash balance of $3.0 million at all times (the "Cash Balance Requirement").  The Cash Balance Requirement will remain at the minimum amount as long as the Company's quarterly net income (exclusive of gains and losses on derivative instruments and stock option expense) as defined ("Net Income") remains positive and the Company is in compliance with the covenants.  If the Company's quarterly consolidated Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contain certain restrictive covenants regarding future acquisitions and incurrence of debt.  In addition, the credit agreements contain financial covenants with respect to the Company's cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At December 31, 2013, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such, the cash flow coverage ratio is not applicable at December 31, 2013.
As of
	Covenant	December 31, 2013

Minimum tangible capital base	Must Exceed $26.0 million	$28.7 million
Quick ratio	Must Exceed 2.00 : 1.00	2.45 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.64 : 1.00

As the Company did not record two consecutive quarters of positive net income as of December 31, 2013,  the Company will currently be required to maintain cash balances of $3.6 million at Susquehanna which is equivalent to the amount of Advances at December 31, 2013.  All of the Company's outstanding Advances as of December 31, 2013 consisted of stand-by letters of credit.

Goodwill impairment

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Accounting Standards Codification 350, Intangibles — Goodwill and Other (ASC 350).  The provisions of ASC 350 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value.  The Company has only one reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit's assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

Based upon indicators of impairment in the second quarter of 2013, which included a substantial decrease in the Company's market capitalization following the announcement of the Company's first quarter 2013 earnings, and significantly lower than projected revenues and profits as a result of a change in market conditions, the Company performed an interim impairment test as of June 30, 2013.

The fair value of our reporting unit was estimated using a combination of appropriately weighted income and market approaches.  The cash flows employed in the income approach were based on our most recent budgets, forecasts and business plans developed in the second quarter of 2013, as well as various growth rate assumptions for the years beyond the current business plan period, discounted using an estimated weighted average cost of capital ("WACC").  The WACC is comprised of (1) a risk free rate of return, (2) an equity and size risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting unit, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting unit, each weighted by the relative market value percentages of our equity and debt, and (4) an industry and specific company risk factor.

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

The second step of the goodwill impairment analysis indicated that the carrying values of the goodwill associated with the reporting unit exceeded its implied fair value resulting in a $4.5 million goodwill impairment charge.  As a result of the analysis, the Company recorded a full goodwill impairment loss.  The impairment was non-cash in nature and did not affect the Company's current liquidity, and did not impact the debt covenants under the Company's credit facility.

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

Contractual Cash Commitments

The following summarizes the Company's contractual cash obligations as of December 31, 2013 and the effect these obligations are expected to have on its liquidity and cash flow in future periods:
Payments Due by Period
(in thousands)
Contractual Cash Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Long Term Debt	$-	$-	$-	$-	$-
Subcontractor and Purchase Commitments	$4,771	$4,297	$474	$-	$-
Net Future Minimum Lease Payments	$4,719	$1,169	$2,091	$1,269	$190
Total	$9,490	$5,466	$2,565	$1,269	$190

As of December 31, 2013, the Company was contingently liable for ten standby letters of credit and two surety bonds totaling $4.9 million which represented advance payment and performance bonds on eleven contracts.  The Company has deposited the full value of four standby letters of credit, $1.1 million, into money market escrow accounts which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired. The cash has been recorded on the Company's balance sheet at December 31, 2013 as restricted cash and long-term restricted cash depending on the expiration date of the underlying letters of credit.  An additional six letters of credit for $3.6 million have been collateralized using the Company's line of credit at December 31, 2013.

As of December 31, 2012, the Company was contingently liable for fourteen standby letters of credit and five surety bonds totaling $6.0 million which represented bid and performance bonds on fifteen contracts.  The Company had deposited the full value of six standby letters of credit, $1.8 million, into money market escrow accounts and certificates of deposit which were restricted in that the Company did not have access to these funds until the related letters of credit expired. The cash was recorded on the Company's balance sheet at December 31, 2012 as restricted cash and long-term restricted cash depending on the expiration date of the underlying letters of credit.  An additional seven letters of credit for $3.1 million was collateralized using the Company's line of credit at December 31, 2012.

As a 10% owner of the Emirates Simulation Academy ("ESA") in the United Arab Emirates, the Company was required to provide a partial guarantee of ESA's $11.8 million credit facility. The Company provided the guarantee by depositing cash into a restricted, interest-bearing account with the Union National Bank ("UNB"). In 2009, the Company wrote off the entire balance in this account. In the second quarter of 2013, the Company was notified by UNB that the ESA line of credit had been paid off by utilizing the guarantees from the three owners. The balance remaining in our account after the settlement of the guarantee, $82,000 was transferred to the Company and the UNB account was closed.

At December 31, 2012, the Company had $928,000 in the restricted UNB account.  The Company had a full reserve against the restricted cash account as of December 31, 2012.  Any interest income earned from this account in 2012 and 2011 was not recorded in interest income but was credited to the reserve balance.  In 2012 and 2011, Union National Bank withdrew a total of $0 and $78,000, respectively, from the account.

2014 Liquidity Outlook

At December 31, 2013, the Company had cash and cash equivalents of $15.6 million and another $3.9 million available under its line of credit and $1.1 million of restricted cash.  In November 2011 the Company entered into a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna Bank ("Susquehanna").  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital.  Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 ½%.  The two year agreement expires on June 30, 2014.

As the Company did not record two consecutive quarters of positive net income as of December 31, 2013,  the Company is currently required to maintain cash balances of $3.6 million at Susquehanna which is equivalent to the amount of Advances at December 31, 2013.  All of the Company's outstanding Advances as of December 31, 2013 consisted of stand-by letters of credit.

The Company has entered into 2014 with $38.0 million of backlog; $18.9 million of which is expected to convert to revenue in 2014.  The Company anticipates that its normal operations will generate all of the funds necessary to fund its consolidated operations during the next twelve months.  The Company believes that it will have sufficient liquidity and working capital without additional financing.  However, notwithstanding the foregoing, the Company may be required to look for additional capital to fund its operations if the Company is unable to operate profitably and generate sufficient cash from operations.  There can be no assurance that the Company would be successful in raising such additional funds.

Foreign Exchange.

A portion of the Company's international sales revenue has been and may be received in a currency other than the currency in which the expenses relating to such revenue are paid.  Accordingly, the Company periodically enters into forward foreign exchange contracts to manage the market risks associated with the fluctuations in foreign currency exchange rates.

Off-balance Sheet Obligations.

The Company has no off-balance sheet obligations as of December 31, 2013, except for its operating lease commitments and outstanding letters of credit and surety bonds.  See Contractual Cash Commitments above.

Other Matters.

Management believes inflation has not had a material impact on the Company's operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's market risk is principally confined to changes in foreign currency exchange rates. During the year ended December 31, 2013, 51% of the Company's revenue was from contracts which required payments in a currency other than U.S. Dollars, principally Euros (27%), Japanese Yen (1%), British Pounds Sterling (13%), Chinese Renminbi (7%), Canadian Dollar (2%) and Swedish Krona (2%).  For the years ended December 31, 2012 and 2011, 42% and 44%, respectively, of the Company's revenue was from contracts which required payments in a currency other than U.S. Dollars, principally Euros, Swedish Krona, British Pounds Sterling and Japanese Yen.

In addition, during the years ended December 31, 2013, 2012 and 2011, 9%, 17% and 18%, respectively, of the Company's expenses were incurred in Swedish Krona.  The Company's exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

As of December 31, 2013, the Company had foreign exchange contracts outstanding of approximately 0.2 million Pounds Sterling, 13.3 million Euro, and 10.1 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and has recorded a loss on the change in the estimated fair value of the contracts of $489,000 for the year ended December 31, 2013.   The estimated fair value of the contracts was a net liability  of $513,000 at December 31, 2013.  The Company recognized a loss of $202,000  for the year ended December 31, 2012, and a gain of $73,000 for the year ended December 31, 2011, on the changes in fair value of its forward currency exchange contracts.  A 10% fluctuation in the foreign currency exchange rates up or down as of December 31, 2013 would have increased/decreased the change in estimated fair value of the contracts by $51,300.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements

The Board of Directors and Stockholders
GSE Systems, Inc.:

We have audited the accompanying consolidated balance sheets of GSE Systems, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSE Systems, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Baltimore, Maryland
March 26, 2014

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
ASSETS	2013	2012

Current assets:
Cash and cash equivalents	$15,643	$22,386
Restricted cash	45	743
Contract receivables, net	24,557	23,716
Prepaid expenses and other current assets	3,699	3,212
Total current assets	43,944	50,057

Equipment, software and leasehold improvements	7,090	6,733
Accumulated depreciation	(5,175)	(4,653)
Equipment, software and leasehold improvements, net	1,915	2,080

Software development costs, net	1,020	2,426
Goodwill	-	4,502
Intangible assets, net	709	911
Long-term restricted cash	1,021	1,192
Other assets	218	1,396
Total assets	$48,827	$62,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,554	$4,980
Accrued expenses	1,903	2,287
Accrued compensation and payroll taxes	2,497	2,715
Billings in excess of revenue earned	6,545	5,993
Accrued warranty	1,851	2,107
Other current liabilities	1,603	2,193
Total current liabilities	17,953	20,275

Other liabilities	487	1,459
Total liabilities	18,440	21,734
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and outstanding none in 2013 and 2012	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued 19,486,770 in 2013 and 19,435,324 in 2012	195	194
Additional paid-in capital	72,205	71,352
Accumulated deficit	(38,400)	(27,889)
Accumulated other comprehensive loss	(614)	(647)
Treasury stock at cost, 1,598,911 shares in 2013 and 1,104,487 shares in 2012	(2,999)	(2,180)
Total stockholders' equity	30,387	40,830
Total liabilities and stockholders' equity	$48,827	$62,564

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011

Contract revenue	$47,562	$52,246	$51,126
Cost of revenue	34,981	34,509	34,781
Write-down of capitalized software development costs	2,174	-	-
Gross profit	10,407	17,737	16,345

Operating expenses
Selling, general and administrative	15,836	14,865	12,672
Goodwill impairment loss	4,462	-	-
Depreciation	570	562	497
Amortization of definite-lived intangible assets	207	313	948
Total operating expenses	21,075	15,740	14,117

Operating income (loss)	(10,668)	1,997	2,228

Interest income, net	105	162	131
Gain (loss) on derivative instruments, net	265	(121)	(68)
Other income (expense) , net	(67)	(175)	72

Income (loss) before income taxes	(10,365)	1,863	2,363

Provision (benefit) for income taxes	146	689	(438)

Net income (loss)	$(10,511)	$1,174	$2,801

Basic income (loss) per common share	$(0.58)	$0.06	$0.15

Diluted income (loss) per common share	$(0.58)	$0.06	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2013	2012	2011

Net income (loss)	$(10,511)	$1,174	$2,801

Foreign currency translation adjustment	82	218	(145)
Non-cash tax provision	(49)	-	-

Comprehensive income (loss)	$(10,478)	$1,392	$2,656

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2010	19,172	$192	$69,298	$(31,864)	$(720)	-	$-	$36,906

Stock-based compensation expense	-	-	727	-	-	-	-	727
Net issuances of stock pursuant to stock compensation plans	77	1	132	-	-	-	-	133
Common stock issued for warrants exercised	6		10	-	-	-	-	10
Foreign currency translation adjustment	-	-	-	-	(145)	-	-	(145)
Treasury stock at cost	-	-	-	-	-	(824)	(1,649)	(1,649)
Net income	-	-	-	2,801	-	-	-	2,801
Balance, December 31, 2011	19,255	$193	$70,167	$(29,063)	$(865)	(824)	$(1,649)	$38,783

Stock-based compensation expense	-	-	914	-	-	-	-	914
Net issuances of stock pursuant to stock compensation plans	180	1	271	-	-	-	-	272
Foreign currency translation adjustment	-	-	-	-	218	-	-	218
Treasury stock at cost	-	-	-	-	-	(280)	(531)	(531)
Net income	-	-	-	1,174	-	-	-	1,174
Balance, December 31, 2012	19,435	$194	$71,352	$(27,889)	$(647)	(1,104)	$(2,180)	$40,830

Stock-based compensation expense	-	-	810	-	-	-	-	810
Net issuances of stock pursuant to stock compensation plans	52	1	43	-	-	-	-	44
Foreign currency translation adjustment	-	-	-	-	82	-	-	82
Non-cash tax provision	-	-	-	-	(49)	-	-	(49)
Treasury stock at cost	-	-	-	-	-	(495)	(819)	(819)
Net loss	-	-	-	(10,511)	-	-	-	(10,511)
Balance, December 31, 2013	19,487	$195	$72,205	$(38,400)	$(614)	(1,599)	$(2,999)	$30,387

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(10,511)	$1,174	$2,801
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Goodwill impairment loss	4,462	-	-
Write-down of capitalized software development costs	2,174	-	-
Depreciation	570	562	497
Amortization of definite-lived intangible assets	207	313	948
Capitalized software amortization	541	704	813
Amortization of deferred financing costs	10	12	2
Change in fair value of contingent consideration	254	354	(322)
Stock-based compensation expense	810	914	727
Equity loss on investments	156	238	41
(Gain) loss on derivative instruments	(265)	121	68
Deferred income taxes	(262)	86	(1,143)
Changes in assets and liabilities:
Contract receivables	(26)	(3,331)	(2,099)
Prepaid expenses and other assets	204	1,293	(351)
Accounts payable, accrued compensation and accrued expenses	(1,947)	1,403	(855)
Billings in excess of revenue earned	531	792	856
Accrued warranty reserves	(256)	(193)	620
Other liabilities	172	(702)	(1,035)
Net cash (used in) provided by operating activities	(3,176)	3,740	1,568

Cash flows from investing activities:
Capital expenditures	(399)	(1,551)	(520)
Capitalized software development costs	(1,309)	(1,315)	(838)
Investment in GSE-RUS LLC	(46)	-	-
Investment in GSE-UNIS Simulation Technology Co. Ltd.	-	(469)	(456)
Acquisition, net of cash acquired	-	-	(830)
Restrictions of cash as collateral under letters of credit	(228)	(1,777)	(5,668)
Releases of cash as collateral under letters of credit	1,099	4,244	1,717
Drawdown of cash collateral on Emirates Simulation Academy, LLC line of credit	-	-	(78)
Net cash used in investing activities	(883)	(868)	(6,673)

Cash flows from financing activities:
Proceeds from issuance of common stock	44	272	143
Treasury stock purchases	(819)	(531)	(1,649)
Payments of the liability-classified contingent consideration arrangements	(1,899)	(845)	(167)
Release of cash for credit facility collateral	-	-	600
Deferred financing costs	-	-	(24)
Net cash used in financing activities	(2,674)	(1,104)	(1,097)

Effect of exchange rate changes on cash	(10)	292	(49)
Net increase (decrease) in cash and cash equivalents	(6,743)	2,060	(6,251)
Cash and cash equivalents at beginning of year	22,386	20,326	26,577
Cash and cash equivalents at end of period	$15,643	$22,386	$20,326

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

1.  Business and Basis of Presentation

GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") provides training simulators and educational solutions to the energy, process, and government sectors.

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

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, the Company evaluates the estimates used, including but not limited to those related to revenue recognition, the allowance for doubtful accounts receivable, estimates of future warranty costs, impairments of intangible assets, valuation of intangible assets acquired and contingent consideration to be paid in business acquisitions, and income taxes.  Actual results could differ from these estimates.

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

The Company's system design contracts do not normally provide for "post customer support service" (PCS) in terms of software upgrades, software enhancements or telephone support.  In order to obtain PCS, the customers must normally purchase a separate contract.  Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, and maintenance releases.  The Company recognizes revenue from these contracts ratably over the life of the agreements.

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

The Company had $9.5 million and $16.4 million deposited in an unrestricted money market account with Susquehanna Bank on December 31, 2013 and 2012, respectively.

Contract receivables

Contract receivables include recoverable costs and accrued profit not billed which represents revenue recognized in excess of amounts billed.  The liability "Billings in excess of revenue earned" represents billings in excess of revenue recognized.
Billed receivables are recorded at invoiced amounts.  The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, and specific identification and review of customer accounts.

The activity in the allowance for doubtful accounts is as follows:

(in thousands)	As of and for the
	Years ended December 31,
	2013	2012	2011

Beginning balance	$2	$136	$2,040

Current year provision	38	-	(230)

Current year write-offs	(38)	(134)	(1,674)

Ending balance	$2	$2	$136

In 2011, the Company wrote off the $1.6 million outstanding trade receivable from the Emirates Simulation Academy, LLC.
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

Development expenditures

Development expenditures incurred to meet customer specifications under contracts are charged to contract costs.  Company sponsored development expenditures are either charged to operations as incurred and are included in selling, general and administrative expenses or are capitalized as software development costs.  See Note 8, Software development costs.  The amounts incurred for Company sponsored development activities relating to the development of new products and services or the improvement of existing products and services, were approximately $2.9 million, $2.4 million, and $1.8 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Goodwill and Intangible Assets

The Company's intangible assets include amounts recognized in connection with business acquisitions, including customer relationships, contract backlog and software.  Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset.  Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contract backlog and contractual customer relationships which are recognized in proportion to the related projected revenue streams.  Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise.  The Company does not have any intangible assets with indefinite useful lives.

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with Accounting Standards Codification 350, Intangibles — Goodwill and Other (ASC 350).  The provisions of ASC 350 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value.  The Company has only one reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit's assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.  Refer to Note 4, Goodwill and Intangible Assets, for information on the $4.5 million goodwill impairment loss taken during 2013.  No impairment losses were recognized during 2012 or 2011.

Foreign currency translation

Balance sheet accounts for foreign operations are translated at the exchange rate as of the balance sheet date, and income statement accounts are translated at the average exchange rate for the period.  The resulting translation adjustments are included in accumulated other comprehensive income (loss).  Transaction gains and losses, resulting from changes in exchange rates, are recorded in operating income in the period in which they occur.  For the years ended December 31, 2013, 2012, and 2011, foreign currency transaction gains (losses) were approximately $(111,000), $313,000, and $(136,000), respectively.

Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.

The activity in the warranty accounts is as follows:

(in thousands)	As of and for the
	Years ended December 31,
	2013	2012	2011

Beginning balance	$2,107	$2,300	$1,680

Current year provision	809	993	987

Current year claims	(1,065)	(1,215)	(352)

Currency adjustment	-	29	(15)

Ending balance	$1,851	$2,107	$2,300

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

Stock-based compensation

Compensation expense related to share based awards is recognized on a pro rata straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period.  During the twelve months ended December 31, 2013, 2012, and 2011 the Company recognized $810,000, $914,000 and $727,000, respectively, of pre-tax stock-based compensation expense under the fair value method.  As of December 31, 2013, the Company had $1.5 million of unrecognized compensation expense related to the unvested portion of outstanding stock option awards expected to be recognized through November 2016.

Income (Loss) per share

Basic income (loss) per share is based on the weighted average number of outstanding common shares for the period.  Diluted income (loss) per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options or warrants were exercised.

The number of common shares and common share equivalents used in the determination of basic and diluted income (loss) per share were as follows:

(in thousands, except for share and per share amounts)
	Years ended December 31,
	2013	2012	2011
Numerator:
Net income (loss) attributed to common stockholders	$(10,511)	$1,174	$2,801

Denominator:
Weighted-average shares outstanding for basic earnings per share	18,150,915	18,383,564	18,952,401

Effect of dilutive securities:
Employee stock options and warrants	-	74,893	170,502

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	18,150,915	18,458,457	19,122,903

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	2,919,521	2,885,809	1,701,794

Conversion of outstanding stock options and warrants was not assumed for the year ended December 31, 2013 because the impact was anti-dilutive.  Included in the shares related to dilutive securities excluded from the diluted earnings per share calculation for the year ended December 31, 2013 were in the money options and warrants totaling 3,056 shares.

Concentration of credit risk

The Company is subject to concentration of credit risk with respect to contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies.  The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy industry. The following customers have provided more than 10% of the Company's consolidated contract receivables for the indicated periods:

	December 31,
	2013	2012
Slovenské elektrárne, a.s.	35.9%	17.4%
Shandong Nuclear Power Co. Ltd.	8.1%	13.8%

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

As of December 31, 2013, the Company had foreign exchange contracts outstanding of approximately 0.2 million Pounds Sterling, 13.3 million Euro, and 10.1 million Japanese Yen at fixed rates.  At December 31, 2012, the Company had foreign exchange contracts outstanding of approximately 0.8 million Pounds Sterling, 9.9 million Euro, and 61.8 million Japanese Yen at fixed rates. The contracts expire on various dates through May 2016.  The Company had not designated the foreign exchange contracts as hedges and had recorded the estimated fair value of the contracts in the consolidated balance sheet as follows:

	December 31,
(in thousands)	2013	2012

Asset derivatives
Prepaid expenses and other current assets	$140	$296
Other assets	2	20
	142	316

Liability derivatives
Other current liabilities	(637)	(190)
Other liabilities	(18)	(149)
	(655)	(339)

Net fair value	$(513)	$(23)

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

For the years ended December 31, 2013, 2012 and 2011, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Years ended December 31,
(in thousands)	2013	2012	2011

Foreign exchange contracts- change in fair value	$(489)	$(202)	$73
Remeasurement of related contract receivables and billings in excess of revenue earned	754	81	(141)
	$265	$(121)	$(68)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  Acquisitions

The following table summarizes the purchase price and purchase price allocation for the acquisition of EnVision Systems, Inc., acquired on January 4, 2011.

(Dollars in thousands)
EnVision Systems, Inc.

Cash purchase price	$1,200
Fair value of contingent consideration	1,998
Payable to EnVision Shareholders - contracts receivable	687
Working capital retained by EnVision Shareholders - cash	109
Total purchase price	$3,994

Purchase price allocation:
Cash	$553
Contract receivables	1,124
Prepaid expenses and other current assets	62
Property and equipment, net	22
Intangible assets	1,509
Goodwill	1,854
Other assets	321
Total assets	5,445

Accounts payable, accrued expenses, and other liabilities	429
Billings in excess of revenue earned	46
Deferred tax liability	976
Total liabilities	1,451

Net assets acquired	$3,994

EnVision Systems, Inc.

On January 4, 2011, (the "Closing Date") the Company completed the acquisition of all outstanding common stock of EnVision Systems, Inc. ("EnVision"), acquiring 100% ownership in EnVision.  EnVision was headquartered in Madison, NJ and has an Indian subsidiary based in Chennai, India.  EnVision's tutorials and simulation models serve the entry-level training market for the oil & gas, refining, and specialty chemicals industries.  EnVision operates as a wholly-owned subsidiary of GSE and has been re-named GSE EnVision LLC.  The purchase price allocation included $1.5 million of intangible assets, which consisted of $438,000 for contractual customer relationships, $433,000 for non-contractual customer relationships, $471,000 for developed technology, $152,000 of in-process research and development and $15,000 related to domain names and other marketing related intangibles.  These intangible assets are being amortized over three to eight years.  None of the goodwill recorded for financial statement purposes is deductible for tax purposes.

EnVision's results of operations are included in the consolidated financial statements for the period beginning January 4, 2011.

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

As of December 31, 2013 and 2012, contingent consideration included in the other current liabilities on the consolidated balance sheet totaled $492,000 and $1.6 million, respectively.  As of December 31, 2013  and 2012, we also had accrued contingent consideration totaling $409,000 and $902,000, respectively, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

4.  Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows (in thousands):

Net book value at December 31, 2011	$4,462

2012 Activity
Goodwill impairment loss	-
Acquisitions	-
Foreign currency translation	40

Net book value at December 31, 2012	4,502

2013 Activity
Goodwill impairment loss	(4,462)
Acquisitions	-
Foreign currency translation	(40)

Net book value at December 31, 2013	$-

Based upon indicators of impairment in the second quarter of 2013, which included a substantial decrease in the Company's market capitalization following the announcement of the Company's first quarter 2013 earnings, and significantly lower than projected revenue and profits as a result of a change in market conditions, the Company performed an interim impairment test as of June 30, 2013.

The fair value of our reporting unit was estimated using a combination of appropriately weighted income and market approaches.  The cash flows employed in the income approach were based on our most recent forecasts and business plans developed in the second quarter of 2013, as well as various growth rate assumptions for the years beyond the current business plan period, discounted using an estimated weighted average cost of capital ("WACC").  The WACC is comprised of (1) a risk free rate of return, (2) an equity and size risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting unit, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting unit, each weighted by the relative market value percentages of our equity and debt, and (4) an industry and specific company risk factor.

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

The second step of the goodwill impairment analysis indicated that the carrying values of the goodwill associated with the reporting unit exceeded its implied fair value resulting in a $4.5 million non-deductible goodwill impairment charge.  As a result of the analysis, the company recorded a full impairment loss.  The impairment was non-cash in nature and did not affect the Company's current liquidity, and did not impact the debt covenants under the Company's existing credit facility.

Intangible Assets Subject to Amortization

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles related to continuing operations:

(in thousands)	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$646	$(646)	$-
Non-contractual customer relationships	911	(557)	354
Developed technology	471	(177)	294
In process research and development	152	(127)	25
Contract backlog	36	(36)	-
Trade names and other	29	(29)	-
Foreign currency translation	52	(16)	36
Total	$2,297	$(1,588)	$709

(in thousands)	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$646	$(621)	$25
Non-contractual customer relationships	911	(453)	458
Developed technology	471	(118)	353
In process research and development	152	(112)	40
Contract backlog	36	(36)	-
Trade names and other	29	(23)	6
Foreign currency translation	37	(8)	29
Total	$2,282	$(1,371)	$911

Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contractual customer relationships and contract backlog, which is recognized in proportion to the related projected revenue streams.  In 2011, the Company accelerated the amortization expense related to the acquisition of TAS Engineering Consultants Ltd., an English Limited Liability Company, and  the completion of a customer contract.  The acceleration resulted in an additional $116,000 of amortization expense in 2011.  The Company reviews specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets.  There were no impairment charges recorded for the years ended December 31, 2013, 2012, and 2011.

Amortization expense related to definite-lived intangible assets totaled $207,000 $313,000 and $948,000 for the years ended December 31, 2013, 2012, and 2011, respectively.  The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years and thereafter:

(in thousands)
Fiscal year ending:
2014	$143
2015	132
2016	125
2017	121
2018	120
Thereafter	68
$709

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

(in thousands)	December 31,
	2013	2012
Billed receivables	$19,040	$12,403
Recoverable costs and accrued profit not billed	5,519	11,315
Allowance for doubtful accounts	(2)	(2)
Total contract receivables, net	$24,557	$23,716

6.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	December 31,
	2013	2012
Prepaid expenses	$630	$608
Deferred income taxes- current	13	119
Value added tax receivable	409	128
Unrestricted certificates of deposit	-	846
Receivable from sale of 49% stake in GSE-UNIS	1,183	-
Other current assets	1,464	1,511
Total	$3,699	$3,212

In 2013, the Company agreed to sell its 49% stake in GSE-UNIS to its partner, Beijing Unis Venture Capital Co., Ltd.  and terminate the joint venture agreement as of July 31, 2013.  The sales price was basically equivalent to the Company's investment in GSE-UNIS as of the closing date.  The Company reclassified $1.2 million from Other Assets to Other Current Assets as of December 31, 2013.

7.  Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements consist of the following:

(in thousands)	December 31,
	2013	2012
Computer equipment	$3,304	$3,246
Software	1,348	1,266
Leasehold improvements	446	369
Furniture and fixtures	1,992	1,852
	7,090	6,733
Accumulated depreciation	(5,175)	(4,653)
Equipment, software and leasehold improvements, net	$1,915	$2,080

Depreciation expense was $570,000, $562,000, and $497,000 for the years ended December 31, 2013, 2012, and 2011, respectively. During 2012, the Company implemented a new Enterprise Resource Planning (ERP) system across our global operations and placed it in service in October 2012.  The Company capitalized $68,000 and $1.1 million of costs related to this project during the year ended December 31, 2013 and 2012, respectively.

8.  Software Development Costs, net

Software development costs, net consist of the following:

(in thousands)	December 31,
	2013	2012	2011
Beginning Balance	$2,426	$1,815	$1,790
Additions	1,309	1,315	838
Amortization	(541)	(704)	(813)
Impairments	(2,174)	-	-
Ending Balance	$1,020	$2,426	$1,815

Software development costs capitalized were $1.3 million, $1.3 million, and $838,000 for the years ended December 31, 2013, 2012, and 2011, respectively.  Amortization of software development costs capitalized was $541,000, $704,000, and $813,000, for the years ended December 31, 2013, 2012, and 2011, respectively, and was included in cost of revenue.

During the second quarter of 2013, the Company incurred an impairment charge of $2.2 million related to the write-down of certain capitalized software development costs based on the net realizable value analysis.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2013 and December 31, 2012 based upon the short-term nature of the assets and liabilities.

The Company had $9.5 million and $16.4 million deposited in an unrestricted money market account with Susquehanna Bank on December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company was contingently liable for ten standby letters of credit and two surety bonds totaling $4.9 million which represent advance payment and performance bonds on eleven contracts.  The Company has deposited the full value of four standby letters of credit, $1.1 million, into money market escrow accounts which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired. The cash has been recorded on the Company's balance sheet at December 31, 2013 as restricted cash and long-term restricted cash depending on the expiration date of the underlying letters of credit.  An additional six letters of credit for $3.6 million have been collateralized using the Company's line of credit at December 31, 2013.

The following table presents assets and liabilities measured at fair value at December 31, 2013:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$10,553	$-	$-	10,553
Foreign exchange contracts	-	142	-	142

Total assets	$10,553	$142	$-	$10,695

Foreign exchange contracts	$-	$(655)	$-	$(655)

Total liabilities	$-	$(655)	$-	$(655)

The following table presents assets and liabilities measured at fair value at December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$18,082	$-	$-	18,082
Certificates of deposit	890	-	-	890
Foreign exchange contracts	-	316	-	316

Total assets	$18,972	$316	$-	$19,288

Foreign exchange contracts	$-	$(339)	$-	$(339)

Total liabilities	$-	$(339)	$-	$(339)

For the years ended December 31, 2013 and 2012, the Company did not have any transfers between fair value Level 1 and Level 2.

10.  Long-Term Debt

At December 31, 2013 and 2012, the Company had no long-term debt.

Line of Credit

At December 31, 2013, the Company had a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna Bank ("Susquehanna").  The Company and its subsidiaries, GSE Power Systems, Inc., and GSE EnVision LLC, were jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 1/2%.  The two-year agreement expires on June 30, 2014.

As collateral for the Company's obligations, the Company granted a first lien and security interest in all of the assets of the Company, including but not limited to, accounts receivable, proceeds and products, intangibles, trademarks, patents, intellectual property, machinery and equipment.

Issuances of stand-by letters of credit and advances of working capital (collectively referred to as the "Advances") require that the Company maintain a minimum cash balance of $3.0 million at all times (the "Cash Balance Requirement").  The Cash Balance Requirement will remain at the minimum amount as long as the Company's quarterly net income (exclusive of gains and losses on derivative instruments and stock option expense) as defined ("Net Income") remains positive and the Company is in compliance with the covenants.  If the Company's quarterly consolidated Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contain certain restrictive covenants regarding future acquisitions and incurrence of debt.  In addition, the credit agreements contain financial covenants with respect to the Company's cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At December 31, 2013, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such, the cash flow coverage ratio is not applicable at December 31, 2013.
As of
	Covenant	December 31, 2013

Minimum tangible capital base	Must Exceed $26.0 million	$28.7 million
Quick ratio	Must Exceed 2.00 : 1.00	2.45 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.64 : 1.00

As the Company did not record two consecutive quarters of positive net income as of December 31, 2013,  the Company will currently be required to maintain cash balances of $3.6 million at Susquehanna which is equivalent to the amount of Advances at December 31, 2013.  All of the Company's outstanding Advances as of December 31, 2013 consisted of stand-by letters of credit.

11.  Income Taxes

The consolidated income (loss) before income taxes, by domestic and foreign sources, is as follows:

(in thousands)	Years ended December 31,
	2013	2012	2011
Domestic	$(7,797)	$127	$1,204
Foreign	(2,568)	1,736	1,159
Total	$(10,365)	$1,863	$2,363

The provision (benefit) for income taxes is as follows:

(in thousands)	Years ended December 31,
	2013	2012	2011
Current:
Federal	$4	$22	$62
State	22	19	181
Foreign	382	562	462
Subtotal	408	603	705

Deferred:
Federal	-	-	(1,002)
Foreign	(262)	86	(141)
Subtotal	(262)	86	(1,143)
Total	$146	$689	$(438)

The Company is entitled to a deduction for federal and state tax purposes with respect to employees' stock option activity.  As of December 31, 2013, the Company had $5.4 million of unrecognized excess tax deductions related to compensation for stock option exercises which will be recognized when the net operating loss carryforwards are fully utilized and those excess tax benefits result in a reduction to income taxes payable.

The effective income tax rate differed from the statutory federal income tax rate due to the following:
	Effective Tax Rate Percentage (%)
	Years ended December 31,
	2013	2012	2011
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	(0.1)%	0.7%	5.0%
Effect of foreign operations	(6.9)%	(9.5)%	(12.0)%
Tax benefit resulting from OCI allocation	0.5%	0.0%	0.0%
Change in valuation allowance	(12.1)%	(13.4)%	(68.3)%
Other, principally permanent differences	(16.8)%	25.2%	22.8%
Effective tax rate	(1.4)%	37.0%	(18.5)%

For the year ended December 31, 2013, the Company's effective income tax rate was (1.4)% which was composed of a 0.5% non-cash tax provision.  The Company recorded a $49,000 non-cash income tax adjustment for operations during the fourth quarter of 2013.  Under current accounting rules, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the tax benefit that results from a loss from operations and that should be allocated to operations.  As a result, the Company recorded a tax benefit on the loss from operations for the year, which is exactly offset by income tax expense on other comprehensive income.  However, while the income tax benefit from operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive income (loss) ("AOCI"), which is a component of stockholders' equity.  Because the income tax expense on other comprehensive income is equal to the income tax benefit from operations for this item, the Company's year-end net deferred tax position is not impacted by this tax allocation.  The resulting residual income tax expense will remain in AOCI until all amounts in AOCI that relate to the plan or program that gave rise to the residual income taxes are recognized in the Consolidated Statement of Operations.

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  A summary of the tax effect of the significant components of the deferred income tax liabilities is as follows:

(in thousands)	Years ended December 31,
	2013	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$5,589	$4,352	$4,850
Capital loss carryforwards	703	2,446	2,351
Accruals	337	145	135
Reserves	611	1,353	1,494
Alternative minimum tax credit carryforwards	166	166	166
Other	1,701	1,568	1,449
Total deferred tax asset	9,107	10,030	10,445
Valuation allowance	(7,057)	(7,026)	(6,869)
Total deferred tax asset less valuation allowance	2,050	3,004	3,576

Deferred tax liabilities:
Undistributed earnings of foreign subsidiary	(1,228)	(1,473)	(1,950)
Software development costs	(384)	(934)	(690)
Other	(491)	(910)	(1,145)
Total deferred tax liability	(2,103)	(3,317)	(3,785)

Net deferred tax liability	$(53)	$(313)	$(209)

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

Management believes that the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of its deferred tax assets. However, other than for a portion of the deferred tax assets that are related to the Company's Indian, and Chinese subsidiaries, the Company presently does not have sufficient objective evidence to substantiate the recovery of the deferred tax assets. Accordingly, the Company has established a full $6.8 million valuation allowance on its U.S. deferred tax assets at December 31, 2013.  The valuation allowance for deferred tax assets increased by $31,000 in 2013, increased by $0.2 million in 2012 and decreased by $1.8 million in 2011.

At December 31, 2013, the Company's largest deferred tax asset of $5.2 million primarily relates to a U.S. net operating loss carryforward of $14.7 million which expires in various amounts between 2020 and 2033.  The amount of U.S. loss carryforward which can be used by the Company each year is limited due to changes in the Company's ownership which occurred in 2003.  Thus, a portion of the Company's loss carryforward may expire unutilized.

Uncertain Tax Positions

The Company, through its acquisition of EnVision on January 4, 2011, recorded $320,000 of unrecognized tax benefits as well as a receivable from the EnVision shareholders for the same amount as indemnity for this tax position.  During 2012, the Company partially reduced both the liability and receivable from the EnVision acquisition by $269,000 as the related period is now outside the applicable statute of limitations.  During 2013 and 2012, the Company also recorded $187,000 and $165,000, respectively, of tax liabilities for certain foreign tax contingencies, respectively.  The Company made payments of $103,000 and $8,000 during 2013 and 2012, respectively, related to these foreign tax liabilities.  The Company recorded these uncertain tax positions in other current liabilities on the consolidated balance sheet, and recorded the associated interest and penalties as a component of income tax expense.  In 2013 and 2012, the Company accrued  $2,000 and $4,000 of interest and penalties, respectively.

Intraperiod tax allocation

The Company utilizes the with-and-without intraperiod tax allocation approach as described in ASC 740-20-45-12 which results in the use of the windfall tax benefits being utilized last.

12.  Capital Stock

The Company's Board of Directors has authorized 32,000,000 total shares of capital stock, of which 30,000,000 are designated as common stock and 2,000,000 are designated as preferred stock.  The Board of Directors has the authority to establish one or more classes of preferred stock and to determine, within any class of preferred stock, the preferences, rights and other terms of such class.

As of December 31, 2013, the Company has reserved 3,856,240 shares of common stock for issuance 3,035,987 shares upon exercise of outstanding stock options; and 820,253 shares for future grants under the Company's 1995 Long-Term Incentive Plan.

Share Repurchase Plan

On March 21, 2011, the Board of Directors authorized the purchase of up to $3.0 million of the Company's common stock in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.  The Company repurchased 494,424 shares at an aggregate cost of $819,000, 280,113 shares at an aggregate cost of $531,000, and 824,374 shares at an aggregated cost of $1.6 million in the years ended December 31, 2013, 2012, and 2011, respectively.

Preferred Stock Rights

On March 21, 2011, the Board of Directors of the Company declared a dividend, payable to holders of record as of the close of business on April 1, 2011, of one preferred stock purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share, of the Company (the "Common Stock").  In addition, the Company will issue one Right with each new share of Common Stock issued.  In connection therewith, on March 21, 2011, the Company entered into a Stockholder Protection Rights Agreement (as amended from time to time, the Rights Agreement) with Continental Stock Transfer & Trust Company, as Rights Agent, which has a term of three years, unless amended by the Board of Directors in accordance with the terms of the Rights Agreement.  On March 21, 2014, the Rights Agreement was amended to extend the term an additional two years.  The Rights Agreement will now expire on March 21, 2016.  The Rights will initially trade with and be inseparable from the Common Stock and will not be evidenced by separate certificates unless they become exercisable.  Each Right entitles its holder to purchase from the Company one-hundredth of a share of participating preferred stock having economic and voting terms similar to the Common Stock at an exercise price of $8.00 per Right, subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable.  Under the Rights Agreement, the Rights become exercisable if any person or group acquires 20% or more of the Common Stock or, in the case of any person or group that owned 20% or more of the Common Stock as of March 21, 2011, upon the acquisition of any additional shares by such person or group.  The Company, its subsidiaries, employee benefit plans of the Company or any of its subsidiaries and any entity holding Common Stock for or pursuant to the terms of any such plan are accepted.  Upon exercise of the Right in accordance with the Rights Agreement, the holder would be able to purchase a number of shares of Common Stock from the Company having an aggregate market price (as defined in the Rights Agreement) equal to twice the then-current exercise price for an amount in cash equal to the then-current exercise price.  In addition, the Company may, in certain circumstances and pursuant to the terms of the Rights Agreement, exchange the Rights for one share of Common Stock or an equivalent security for each Right or, alternatively, redeem the Rights for $0.001 per Right.  The Rights will not prevent a takeover of our Company, but may cause substantial dilution to a person that acquires 20% or more of the Company's Common Stock.

13.  Stock-Based Compensation

Long-term incentive plan
During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the "Plan"), which permits the granting of stock options (including incentive stock options and nonqualified stock options) stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination of these to employees, directors or consultants.  Options to purchase shares of the Company's common stock under the Plan expire in either seven or ten years from the date of grant and become exercisable in three, five, or seven installments with a certain percentage of options vesting on the first anniversary of the grant date and additional options vesting on each of the subsequent anniversaries of the grant date, subject to acceleration under certain circumstances.  The Plan expires on June 30, 2018; the total  number of shares that could be issued under the Plan is 5,500,000.  As of December 31, 2013, 3,035,987 stock options were outstanding under the Plan, while 820,253 stock options remained to be granted under the Plan.

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

During the years ended December 31, 2013, 2012, and 2011, the Company recognized $810,000, $914,000 and $727,000, respectively, of stock-based compensation expense under the fair value method.

Stock option activity

During the year ended December 31, 2013, the Company granted stock options to purchase 293,000 shares of common stock to GSE directors and employees.  During the year ended December 31, 2012, the Company granted stock options to purchase 212,870 shares of common stock to GSE directors and employers.

Information with respect to stock option activity as of and for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2012	3,070,803	$3.40
Options granted	293,000	1.76
Options exercised	(162,000)	1.62
Options forfeited	(165,816)	2.71
Options outstanding at December 31, 2013	3,035,987	3.38	$-	4.32
Options expected to vest	1,287,801	2.37	$-	5.28
Options exercisable at December 31, 2013	1,748,186	$4.12	$-	3.62

A summary of the status of the Company's nonvested options as of and for the year ended December 31, 2013 is presented below.

	Number of Shares	Weighted Average Fair Value

Nonvested options at December 31, 2012	1,750,107	$1.43
Options granted	293,000	0.90
Options forfeited	(120,646)	1.19
Options vested during the period	(634,660)	1.45

Nonvested options at December 31, 2013	1,287,801	$1.33

The fair value of the options granted in 2013, 2012 and 2011 were estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Years ended December 31,
	2013	2012	2011

Risk-free interest rates	.85 - 1.68%	.34 - 1.16%	1.06 - 2.28%
Dividend yield	0%	0%	0%
Expected life	5.49 - 7.00 years	2.00 - 6.28 years	3.75 - 6.98 years
Volatility	51.31 - 56.80%	52.13 - 57.85%	49.49 - 60.24%
Weighted average volatility	52.46%	53.85%	55.04%

As of December 31, 2013, the Company had $1.5 million of unrecognized compensation expense related to the unvested portion of outstanding stock options expected to be recognized on a pro-rata straight line basis over a weighted average remaining service period of approximately 5.28 years.

The Company received cash for the exercise price associated with stock options exercised of $44,000 and $272,000 during the years ended December 31, 2013 and 2012, respectively.  The Company received cash for the exercise price associated with stock options and warrants exercised of $133,000 and $10,000, respectively, during the year ended December 31, 2011.  The total intrinsic value realized by participants on stock options exercised was $57,000, $94,000 and $103,000 during the years ended December 31, 2013, 2012, and 2011, respectively.

14.  Commitments and Contingencies

Leases

The Company is obligated under certain noncancelable operating leases for office facilities and equipment.  Future minimum lease payments under noncancelable operating leases as of December 31, 2013 are as follows:

(in thousands)	Gross Future
Minimum Lease
Payments

2014	$1,169
2015	1,109
2016	982
2017	806
2018	463
Thereafter	190
Total	$4,719

Total rent expense under operating leases for the years ended December 31, 2013, 2012, and 2011 was approximately $1.1 million, $1.0 million, and $1.1 million, respectively.

Standby Letters of credit, bank guarantees, surety bonds and performance bonds

As of December 31, 2013, the Company was contingently liable for ten standby letters of credit and two surety bonds totaling $4.9 million which represent advance payment and performance bonds on eleven contracts.  The Company has deposited the full value of four standby letters of credit, $1.1 million, into money market escrow accounts which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired. The cash has been recorded on the Company's balance sheet at December 31, 2013 as restricted cash and long-term restricted cash depending on the expiration date of the underlying letters of credit.  An additional six letters of credit for $3.6 million have been collateralized using the Company's line of credit at December 31, 2013.

Contingencies

Various actions and proceedings are presently pending to which the Company is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

15.  Employee Benefits

The Company has a qualified defined contribution plan that covers substantially all U.S. employees under Section 401(k) of the Internal Revenue Code.  Under this plan, the Company's stipulated basic contribution matches a portion of the participants' contributions based upon a defined schedule.  The Company's contributions to the plan were approximately $270,000, $287,000, and $271,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

16.  Segment Information

The Company has one reportable business segment that provides simulation solutions and services to the nuclear and fossil fuel power industry, and to the chemical and petrochemical industries.  Contracts typically range from 10 months to three years.

For the years ended December 31, 2013, 2012, and 2011, 65%, 59%, and 67%, respectively, of the Company's consolidated revenue was from customers in the nuclear power industry. The Company designs, develops and delivers business and technology solutions to the energy industry worldwide.  Revenue, operating income (loss) and total assets for the Company's United States, European, and Asian subsidiaries as of and for the years ended December 31, 2013, 2012, and 2011 are as follows:

(in thousands)	Year ended December 31, 2013
	United States	Europe	Asia	Eliminations	Consolidated

Contract revenue	$33,419	$8,639	$5,504	$-	$47,562
Transfers between geographic locations	5,602	446	636	(6,684)	-
Total contract revenue	$39,021	$9,085	$6,140	$(6,684)	$47,562
Operating income (loss)	$(7,767)	$(3,053)	$152	$-	$(10,668)
Total assets, at December 31	$67,255	$11,206	$6,508	$(36,142)	$48,827

(in thousands)	Year ended December 31, 2012
	United States	Europe	Asia	Eliminations	Consolidated

Contract revenue	$36,222	$15,005	$1,019	$-	$52,246
Transfers between geographic locations	2,226	494	661	(3,381)	-
Total contract revenue	$38,448	$15,499	$1,680	$(3,381)	$52,246
Operating income	$585	$1,285	$127	$-	$1,997
Total assets, at December 31	$81,792	$15,543	$1,640	$(36,411)	$62,564

(in thousands)	Year ended December 31, 2011
	United States	Europe	Asia	Eliminations	Consolidated

Contract revenue	$37,587	$12,443	$1,096	$-	$51,126
Transfers between geographic locations	1,379	-	416	(1,795)	-
Total contract revenue	$38,966	$12,443	$1,512	$(1,795)	$51,126
Operating income	$745	$1,293	$190	$-	$2,228
Total assets, at December 31	$78,900	$13,429	$1,002	$(34,516)	$58,815

Approximately 67%, 70%, and 66 % of the Company's 2013, 2012, and 2011 revenue, respectively, was derived from international sales of its products and services from all of its subsidiaries.

17.  Supplemental Disclosure of Cash Flow Information

(in thousands)	Year ended December 31,
	2013	2012	2011

Cash paid:
Interest	$-	$-	$-
Income taxes	$539	$1,094	$813

18.  Quarterly Financial Data (Unaudited)

The Company's quarterly financial information has not been audited but, in management's opinion, includes all adjustments necessary for a fair presentation.

(in thousands, except per share data)
	Year ended December 31, 2013 Quarterly Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Contract revenue	$12,383	$11,034	$11,883	$12,262
Operating loss	(1,289)	(7,965)	(922)	(492)
Net income (loss)	(1,155)	(8,199)	(995)	(162)

Basic income (loss) per common share	$(0.06)	$(0.45)	$(0.06)	$(0.01)
Diluted income (loss) per common share	$(0.06)	$(0.45)	$(0.06)	$(0.01)

	Year ended December 31, 2012 Quarterly Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Contract revenue	$13,389	$13,183	$13,009	$12,665
Operating income (loss)	218	560	1,356	(137)
Net income (loss)	530	158	816	(330)

Basic income (loss) per common share	$0.03	$0.01	$0.04	$(0.02)
Diluted income (loss) per common share	$0.03	$0.01	$0.04	$(0.02)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

   (a)  Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), who is its principal executive officer, and Chief Financial Officer ("CFO"), who is its principal financial officer, to allow timely decisions regarding required disclosure.  At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Exchange Act.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness identified below.

(b)  Management's Annual Report on Internal Control over Financial Reporting

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

A "material weakness" as defined by Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 5, "An Audit of Internal Control over Financial Reporting That is Integrated with an Audit of Financial Statements" ("Auditing Standard No. 5") is "a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis." A "deficiency" in internal control over financial reporting as defined by Auditing Standard No. 5 "exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis."  Set forth below were the Company's material weaknesses in internal control over financial reporting.

In 2012, the Company implemented a new system for financial reporting and accumulation of financial data. The new financial system is a significant component of the Company's internal control over financial reporting, but was not adopted in response to any deficiency in our internal controls.  As of December 31, 2012, we had not completed the evaluation of the completeness, design and operating effectiveness of the internal controls over the new financial system.  During the fourth quarter of 2013, we completed an evaluation of the completeness, design and operating effectiveness of the internal controls over the new financial reporting system and remediated the material weakness.

In addition, we believe that the following is a material weakness in our internal control over financial reporting as of December 31, 2013.  The Company's control over expense cut-off is not designed appropriately to prevent or detect errors that could be material to the Company's financial statements.  The Company has one employee who was responsible for both review of the vendor invoices for appropriate accounting treatment as well as recording the invoices in the appropriate period.  As a result of this material weakness in the design of our internal control over financial reporting, we performed additional review and analysis over our consolidated financial statements for the year ended December 31, 2013.  As a result of these procedures, we believe that our consolidated financial statements are presented in accordance with U.S. GAAP.
Because of the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the "Internal Control - Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  However, we believe these additional procedures were sufficient to provide a basis for management's certifying that the financial statements presented in this Report are presented fairly, in all material respects, in accordance with U.S. GAAP.

(c)  Changes in Internal Control over Financial Reporting

Other than the implementation of the new financial system described above, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15) occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The information required by this item, including items 401, 405, 406 and 407 of Regulation S-K, is incorporated by reference to the section captioned "Directors and Executive Officers" in the definitive Proxy Statement for the Company's 2014 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

The Company has adopted a Conduct of Business Policy that applies to its directors, officers and employees, including its principal executive officer, and principal financial officer.  The Conduct of Business Policy is available on the Company's website at www.gses.com.  In addition, the Company has adopted a Code of Ethics for its principal executive officer and senior financial officers which is also available on the Company's website.  The Company will post on its website information about any amendment to, or waiver from, any provision of the Code of Ethics that applies to its principal executive officer, principal financial officer, or principal accounting officer.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will either be set forth under the "Executive Compensation" section in the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be either set forth under the sections captioned "Voting Securities and Principal Holders Thereof," and "Executive Compensation" in the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item will be either set forth under the "Directors and Executive Officers" section in the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be either set forth under the "Audit Committee Pre-Approval of Audit and Non-Audit Services" section in the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 15.                                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  List of Financial Statements

The following financial statements are included in Item 8:

GSE Systems, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements

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

GSE Systems, Inc.
By: / s / James A. Eberle
James A. Eberle
Chief Executive Officer

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: March 26, 2014	/s / JAMES A. EBERLE
James A. Eberle, Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2014	/ s / JEFFERY G. HOUGH
Jeffery G. Hough, Senior Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 26, 2014	(Jerome I. Feldman, Chairman of the Board	)	By:	/ s / JEFFERY G. HOUGH
	(Dr. Sheldon L. Glashow, Director	)		Jeffery G. Hough
	(Jane Bryant Quinn, Director	)		Attorney-in-Fact
	(Dr. Roger Hagengruber, Director	)
	(Joseph W. Lewis, Director	)
	(Christopher Sorrells, Director	)
	(Orrie Lee Tawes III, Director	)

A Power of Attorney, dated March 10, 2014 authorizing Jeffery G. Hough to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 on behalf of certain of the directors of the Registrant is filed as Exhibit 24.1 to this Annual Report.

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

2.3
Stock Purchase Agreement, dated as of January 1, 2011 among GSE Systems, Inc., Toshi Shinohara, Santosh Joshi, Hideo Shinohara, and EnVision Systems, Inc., previously filed with Form 8-K as filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

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

10.5
Consulting Agreement, dated as of April 30, 2010 between John V. Moran and GSE Systems, Inc. Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on April 30, 2010 and incorporated herein by reference.

10.6
Employment Agreement dated as of January 1, 2013 between GSE Systems, Inc. and James Eberle.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on April 23, 2013 and incorporated herein by reference.*

10.7
Employment Agreement dated as of January 1, 2013 between GSE Systems, Inc. and Chin-our Jerry Jen.  Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on April 23, 2013 and incorporated herein by reference.*

10.8
Employment Agreement dated as of January 1, 2013 between GSE Systems, Inc. and Jeffery G. Hough.  Previously filed in connection with the GSE Systems, Inc. Form 8-K as filed with the Securities and Exchange Commission on April 23, 2013 and incorporated herein by reference.*

10.9
Employment Agreement dated as of January 1, 2013 between GSE Systems, Inc. and Lawrence Gordon, filed previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on April 23, 2013 and incorporated herein by reference.*

10.10
Employment Agreement dated as of January 1, 2013 between GSE Systems, Inc. and Jerome I. Feldman.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on April 23, 2013 and incorporated herein by reference

10.11
Master Loan and Security Agreement dated November 22, 2011, by and among GSE Systems, Inc., GSE EnVision Inc. and Susquehanna Bank.  Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on November 29, 2011 and incorporated herein by reference.

10.12
The $7,500,000 Revolving Credit Note, dated November 22, 2011. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on November 29, 2011 and incorporated herein by reference.

10.13
Employment Agreement dated as of December 27, 2012 between GSE Systems, Inc. and Steven Freel. Previously filed in connection with the GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on December 27, 2012 and incorporated herein by reference.*

10.14	Extension of the $7,500,000 Revolving Credit Note, dated July 29, 2013, filed herewith.
10.15	Amendment No. 1 to Stock Holder Protection Rights Agreement, dated March 21, 2014, filed herewith.
14	Code of Ethics
14.1
Code of Ethics for the Principal Executive Officer and Senior Financial Officers. Previously filed in connection with the GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on March 31, 2006 and incorporated herein by reference.

21	Subsidiaries.
21.1	List of Subsidiaries of Registrant at December 31, 2013, filed herewith.
23	Consents of Experts and Counsel
23.1	Consent of KPMG LLP, filed herewith.
24	Power of Attorney
24.1	Power of Attorney for Directors' and Officers' Signatures on SEC Form 10-K, filed herewith.
31	Certifications
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

32	Section 1350 Certifications
32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith.* Management contracts or compensatory plans required to be filed as exhibits pursuant to Item 14 (c) of this report.