Form 10-Q
period 2014-03-31
GSE SYSTEMS INC
filed 2014-05-15
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

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

There were 17,887,859 shares of common stock, with a par value of $.01 per share outstanding as of May 14, 2014.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Unaudited
	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$20,756	$15,643
Restricted cash	11	45
Contract receivables, net	14,524	24,557
Prepaid expenses and other current assets	3,789	3,699
Total current assets	39,080	43,944

Equipment, software and leasehold improvements	7,170	7,090
Accumulated depreciation	(5,311)	(5,175)
Equipment, software and leasehold improvements, net	1,859	1,915

Software development costs, net	1,143	1,020
Intangible assets, net	676	709
Long-term restricted cash	1,021	1,021
Other assets	190	218
Total assets	$43,969	$48,827

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,182	$3,554
Accrued expenses	2,012	1,903
Accrued compensation and payroll taxes	2,519	2,497
Billings in excess of revenue earned	6,715	6,545
Accrued warranty	1,790	1,851
Other current liabilities	1,137	1,603
Total current liabilities	15,355	17,953

Other liabilities	68	487
Total liabilities	15,423	18,440

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and outstanding none in 2014 and 2013	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued 19,486,770 in 2014 and 2013	195	195
Additional paid-in capital	72,383	72,205
Accumulated deficit	(40,424)	(38,400)
Accumulated other comprehensive loss	(609)	(614)
Treasury stock at cost, 1,598,911 shares in 2014 and 2013	(2,999)	(2,999)
Total stockholders' equity	28,546	30,387
Total liabilities and stockholders' equity	$43,969	$48,827

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended March 31,
	2014	2013

Contract revenue	$8,724	$12,383
Cost of revenue	6,500	9,302
Gross profit	2,224	3,081

Operating expenses:
Selling, general and administrative	4,144	4,165
Depreciation	139	153
Amortization of definite-lived intangible assets	36	52
Total operating expenses	4,319	4,370

Operating loss	(2,095)	(1,289)

Interest income, net	31	39
Gain on derivative instruments, net	104	267
Other expense, net	(10)	(105)
Loss before income taxes	(1,970)	(1,088)

Provision for income taxes	54	67
Net loss	$(2,024)	$(1,155)

Basic loss per common share	$(0.11)	$(0.06)

Diluted loss per common share	$(0.11)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months ended March 31,
	2014	2013

Net loss	$(2,024)	$(1,155)

Foreign currency translation adjustment	9	(2)

Non-cash tax provision	(4)	-

Comprehensive loss	$(2,019)	$(1,157)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2013	19,487	$195	$72,205	$(38,400)	$(614)	(1,599)	$(2,999)	$30,387

Stock-based compensation expense	-	-	178	-	-	-	-	178
Foreign currency translation adjustment	-		-	-	9	-	-	9
Non-cash tax provision	-	-	-	-	(4)	-	-	(4)
Net loss	-	-	-	(2,024)	-	-	-	(2,024)
Balance, March 31, 2014	19,487	$195	$72,383	$(40,424)	$(609)	(1,599)	$(2,999)	$28,546

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,024)	$(1,155)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	139	153
Amortization of definite-lived intangible assets	36	52
Capitalized software amortization	32	176
Amortization of deferred financing costs	-	3
Change in fair value of contingent consideration	27	86
Stock-based compensation expense	178	224
Equity loss on investments	27	114
Gain on derivative instruments	(104)	(267)
Changes in assets and liabilities:
Contract receivables	9,875	543
Prepaid expenses and other assets	126	27
Accounts payable, accrued compensation and accrued expenses	(2,210)	(296)
Billings in excess of revenue earned	173	(1,519)
Accrued warranty reserves	(61)	(119)
Other liabilities	(388)	(105)
Net cash provided by (used in) operating activities	5,826	(2,083)

Cash flows from investing activities:
Capital expenditures	(80)	(131)
Capitalized software development costs	(155)	(497)
Releases of cash as collateral under letters of credit	34	-
Net cash used in investing activities	(201)	(628)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	37
Payments of the liability-classified contingent consideration arrangements	(500)	(979)
Treasury stock purchases	-	(2)
Net cash used in financing activities	(500)	(944)

Effect of exchange rate changes on cash	(12)	(23)
Net increase (decrease) in cash and cash equivalents	5,113	(3,678)
Cash and cash equivalents at beginning of year	15,643	22,386
Cash and cash equivalents at end of period	$20,756	$18,708

The accompanying notes are an integral part of these consolidated financial statements.

1.	Basis of Presentation and Revenue Recognition

Basis of Presentation

The consolidated interim financial statements included herein have been prepared by GSE Systems, Inc. (the "Company" or "GSE") without independent audit.  In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted.  The results of operations for interim periods are not necessarily an indication of the results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 26, 2014.

The Company has only one reportable segment.  The Company has a wide range of knowledge of simulation systems and the processes those systems are intended to control and model.  The Company's knowledge is concentrated heavily in simulation technology and model development.  The Company is primarily engaged in simulation for the power generation industry and the process industries.  Contracts typically range from 1 to 3 years.

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

For the three months ended March 31, 2013 the following customer provided more than 10% of the Company's consolidated revenue:

	Three Months ended March 31,
	2014	2013
Slovenské elektrárne, a.s.	8.3%	23.3%

2.	Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") related to the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU was adopted at January 1, 2014. This ASU did not have an impact on our consolidated financial statements as we currently do not have any unrecognized tax benefits in the same jurisdictions in which we have tax loss or credit carryovers.

3.	Basic and Diluted Loss Per Common Share

Basic loss per share is based on the weighted average number of outstanding common shares for the period.  Diluted loss per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options were exercised into common stock.

The number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three Months ended
	March 31,
	2014	2013
Numerator:
Net loss	$(2,024)	$(1,155)

Denominator:
Weighted-average shares outstanding for basic earnings per share	17,887,859	18,340,554

Effect of dilutive securities:
Employee stock options	-	-

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	17,887,859	18,340,554

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	2,897,319	2,898,615

4.	Contract Receivables

Contract receivables represent balances due from a broad base of both domestic and international customers.  All contract receivables are considered to be collectible within twelve months. Recoverable costs and accrued profit not billed represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts.

The components of contract receivables are as follows:

(in thousands)	March 31,	December 31,
	2014	2013

Billed receivables	$6,789	$19,040
Recoverable costs and accrued profit not billed	7,737	5,519
Allowance for doubtful accounts	(2)	(2)
Total contract receivables, net	$14,524	$24,557

Recoverable costs and accrued profit not billed totaled $7.7 million and $5.5 million as of March 31, 2014 and December 31, 2013, respectively.  During April 2014, the Company invoiced $1.4 million of the unbilled amounts.

The following customers account for more than 10% of the Company's consolidated contract receivables for the indicated periods:

	March 31, 2014	December 31, 2013
China Nuclear Power Engineering Company	11.7%	4.9%
Slovenské elektrárne, a.s.	9.9%	35.9%

5.	Software Development Costs

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

Software development costs capitalized were $155,000 and $497,000 for the three months ended March 31, 2014 and 2013, respectively.  Total amortization expense was $32,000 for the three months ended March 31, 2014, and $176,000 for the three months ended March 31, 2013, respectively.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2014 and December 31, 2013 based upon the short-term nature of the assets and liabilities.

The following table presents assets and liabilities measured at fair value at March 31, 2014:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$14,621	$-	$-	$14,621
Foreign exchange contracts	-	49	-	49

Total assets	$14,621	$49	$-	$14,670

Foreign exchange contracts	$-	$(319)	$-	$(319)

Total liabilities	$-	$(319)	$-	$(319)

The following table presents assets and liabilities measured at fair value at December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$10,553	$-	$-	$10,553
Foreign exchange contracts	-	142	-	142

Total assets	$10,553	$142	$-	$10,695

Foreign exchange contracts	$-	$(655)	$-	$(655)

Total liabilities	$-	$(655)	$-	$(655)

7.	Derivative Instruments

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

As of March 31, 2014, the Company had foreign exchange contracts outstanding of approximately 0.2 million Pounds Sterling, 5.3 million Euro, and 2.2 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  At December 31, 2013, the Company had contracts outstanding of approximately 0.2 million Pounds Sterling, 13.3 million Euro, and 10.1 million Japanese Yen at fixed rates.

The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	March 31,	December 31,
(in thousands)	2014	2013

Asset derivatives
Prepaid expenses and other current assets	$49	$140
Other assets	-	2
	49	142
Liability derivatives
Other current liabilities	(315)	(637)
Other liabilities	(4)	(18)
	(319)	(655)

Net fair value	$(270)	$(513)

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

For the three months ended March 31, 2014 and 2013, the Company recognized a net gain on its derivative instruments as outlined below:

	Three Months ended March 31,
(in thousands)	2014	2013

Foreign exchange contracts- change in fair value	$243	$549
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	(139)	(282)

Gain on derivative instruments, net	$104	$267

8.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $178,000 and $224,000 of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively, under the fair value method.  The Company granted 60,000 stock options for the three months ended March 31, 2014.  The fair value of the options granted for the three months ended March 31, 2014 was $56,000.  The Company granted 64,500 stock options for the three months ended March 31, 2013.  The fair value of the granted options at the grant date was $78,000.

9.	Long-Term Debt

At March 31, 2014 and December 31, 2013, the Company had no long-term debt outstanding.

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

The credit agreements contain certain restrictive covenants regarding future acquisitions and incurrence of debt.  In addition, the credit agreements contain financial covenants with respect to the Company's cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At March 31, 2014, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such, the cash flow coverage ratio is not applicable at March 31, 2014.

As of
	Covenant	March 31, 2014

Minimum tangible capital base	Must Exceed $26.0 million	$26.7 million
Quick ratio	Must Exceed 2.00 : 1.00	2.54 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.58 : 1.00

As the Company's Net Income for the three months ended March 31, 2014 as defined above was negative, the Company will currently be required to maintain a cash balance of $3.0 million at Susquehanna which is equivalent to the Cash Balance Requirement at March 31, 2014.  All of the Company's outstanding Advances, which in aggregate was $2.1 million as of March 31, 2014, consisted of stand-by letters of credit.

As of March 31, 2014, the Company was contingently liable for nine standby letters of credit and two surety bonds totaling $3.4 million which represent advance payment and performance bonds on ten contracts.  The Company has deposited the full value of four standby letters of credit in escrow accounts, amounting to $1.0 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's balance sheet at March 31, 2014 as restricted cash.

10.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2013	$1,851
Warranty provision	184
Warranty claims	(244)
Currency adjustment	(1)
Balance at March 31, 2014	$1,790

11.	Contingent Consideration

ASC 805 requires that contingent consideration be recognized at fair value on the acquisition date and be remeasured each reporting period with subsequent adjustments recognized in the consolidated statement of operations.

As of March 31, 2014 and December 31, 2013, contingent consideration included in the other current liabilities on the consolidated balance sheet totaled $429,000 and $492,000, respectively.  As of March 31, 2014 and December 31, 2013, the Company also had accrued contingent consideration totaling $0 and $409,000, respectively, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.  During the three months ended March 31, 2014, the Company made payments of $500,000 related to the liability-classified contingent consideration arrangements.

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

The Company expects to pay income taxes in India and China in 2014.  In 2013, the Company paid income taxes in the UK and India.  The Company has a full valuation allowance on its U.S. and Swedish net deferred tax assets at March 31, 2014.

13.	Preferred Stock Rights

On March 21, 2011 , the Board of Directors of the Company declared a dividend, payable to holders of record as of the close of business on April 1, 2011, of  one preferred stock purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share, of the Company (the "Common Stock").  In addition, the Company will issue one Right with each new share of Common Stock issued.  In connection therewith, on March 21, 2011, the Company entered into a Stockholder Protection Rights Agreement (as amended from time to time, the Rights Agreement) with Continental Stock Transfer & Trust Company, as Rights Agent, which has a term of three years, unless amended by the Board of Directors in accordance with the terms of the Rights Agreement.  On March 21, 2014, the Rights Agreement was amended to extend the term an additional two years.  The Rights Agreement will now expire on March 21, 2016.  The Rights trade with and are inseparable from the Common Stock and are not evidenced by separate certificates unless they become exercisable.  Each Right entitles its holder to purchase from the Company one-hundredth of a share of participating preferred stock having economic and voting terms similar to the Common Stock at an exercise price of $8.00 per Right, subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable.  Under the Rights Agreement, the Rights become exercisable if any person or group acquires 20% or more of the Common Stock or, in the case of any person or group that owned 20% or more of the Common Stock as of March 21, 2011, upon the acquisition of any additional shares by such person or group.  The Company, its subsidiaries, employee benefit plans of the Company or any of its subsidiaries and any entity holding Common Stock for or pursuant to the terms of any such plan are accepted.  Upon exercise of the Right in accordance with the Rights Agreement, the holder would be able to purchase a number of shares of Common Stock from the Company having an aggregate market price (as defined in the Rights Agreement) equal to twice the then-current exercise price for an amount in cash equal to the then-current exercise price.  In addition, the Company may, in certain circumstances and pursuant to the terms of the Rights Agreement, exchange the Rights for one share of Common Stock or an equivalent security for each Right or, alternatively, redeem the Rights for $0.001 per Right.  The Rights will not prevent a takeover of our Company, but may cause substantial dilution to a person that acquires 20% or more of the Company's Common Stock.

14.	Share Repurchase Plan

On March 21, 2011, the Board of Directors authorized the purchase of up to $3.0 million of the Company's common stock in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.  The Company completed the share repurchase program in October 2013 and thus will not be repurchasing shares during 2014.  During the three months ended March 31, 2013 the Company repurchased 1,100 shares at an aggregate cost of $2,000.

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

General Business Environment

In today's market, nuclear power players hold differing viewpoints on the state of the industry.  The nuclear power industry continues to be heavily influenced by the local political environment and the individual circumstances of the country or location.  The emphasis on safety has been an overriding theme among nations, especially in the aftermath of the explosions and reactor meltdown in Fukushima, Japan, but most companies have made a strategic refocus based on the current economic environment.  In response to changes in the nuclear simulation market, the Company is repositioning itself to actively pursue business and develop strategic partnerships in those areas of the world where the construction of additional nuclear power plants is expected to grow.

·
Even following a temporary slowdown to revamp safety regulations following the Fukushima Daiichi accidents in Japan, China remains to be an ambitious country in the field of nuclear power energy.  According to reports from China Daily, China has approved construction of 8.6 gigawatts ("GW") of new nuclear generation this year, following the approval of 2.1 GW last year.  With 20 nuclear reactors and another 28 reactors under construction, China plans to build nuclear power plants as a key part of curbing demand on fossil fuels.  By 2020, China plans to increase its nuclear capacity three fold to at least 58 GW according to the World Nuclear Association.  As reported by Businessweek.com, Chinese engineers have adapted the Westinghouse Electric Company's AP1000 reactor technology into a larger design, called the CAP1400, which increases the power the reactor can produce from 1,000 megawatts to 1,400 megawatts.  Most recently, Westinghouse announced that it is in advanced talks to build 8 additional AP1000 reactors in China for an estimated $24 billion.  GSE's business in China remains strong and is working to strengthen its relationships with the Chinese nuclear utilities and is developing plans to grow its Chinese subsidiary.  At March 31, 2014, we have backlog from Chinese end customers of $10.4 million.

·
South Korea, who ranks fifth globally in nuclear power generation, has largely developed its own nuclear power industry, building and operating its reactors through state-run utility Korea Electric Power Corp.  In January 2014, South Korea approved a $7 billion project to build two nuclear plants.  According to the World Nuclear Association, nuclear energy remains a strategic priority for South Korea and capacity is planned to increase by 59% to 32.9 GW in 2022.  Additionally, South Korea is seeking to export its nuclear technology with a goal of exporting 80 nuclear reactors by 2030.  The Company has hired an agent in Korea and is working to strengthen its relationships with the Korean nuclear utilities.

·
Germany was the first major industrial power to announce that it would phase out nuclear power following the events in Fukushima, Japan.  Pre-Fukushima, Germany obtained about one quarter of its electricity from nuclear energy, using 17 reactors, per the World Nuclear Association.  Following the Fukushima disaster, all of the country's nuclear power reactors which began operation in 1980 or earlier were shut down.  The remaining nine reactors will be closed by the end of 2022.  Germany's politicians are striving to switchover to renewable energy and want renewable power to contribute 35% of the country's electricity consumption in 2020 and 80% by 2050 as part of its clean energy drive.   At March 31, 2014, we have backlog from German customers of $1.7 million.  We anticipate some future orders from our German customers.

·
Despite Russia moving forward with plans to expand the role of nuclear energy with an expected 50% increase in output by 2020, Russia has been a difficult landscape to navigate.  The Company had done extensive upgrade work for the Leningrad Nuclear Power Plant prior to the consolidation of Russian nuclear power plants under Rosenergoatom in 2001 and received some additional work thereafter, but has received no additional work since 2008.  Currently, Russia remains to be an unproven market for business opportunity.

·
In the U.S., prior to the Fukushima disaster, much of the nuclear power industry was anticipating a nuclear "renaissance."  GSE received contracts in 2010 from Westinghouse Electric Company LLC to provide operator training simulators for the first nuclear reactors to be built in the U.S. in over 30 years at the Vogtle and VC Summer nuclear power plants.  The U.S. Nuclear Regulatory Commission was reviewing 13 combined construction and operating license ("CCOL") applications from 12 companies and consortia for 22 nuclear power reactors.  In February 2012, the NRC voted to issue the first three new rules to deal with safety issues based on eight changes identified by the NRC's Fukushima task force, with implementation expected by the end of 2016.  The three orders require safety enhancements of operating reactors, construction permit holders, and combined license holders.  These orders require nuclear power plants to implement safety enhancements related to (1) mitigation strategies to respond to extreme natural events resulting in the loss of power at plants, (2) ensuring reliable hardened containment vents, and (3) enhancing spent fuel pool instrumentation.  In addition, the NRC requested each reactor reevaluate the seismic and flooding hazards at their site using present-day methods and information.  Of the 13 combined construction and operating license applications under review by the NRC at the time of the Fukushima disaster, 2 licenses have been issued (for the Vogtle and VC Summer plants), 2 have been suspended and 9 are still under review.  No new CCOL's have been filed with the NRC since the Fukushima disaster and the nuclear "renaissance" has not materialized.

Through the nuclear power industry slow-down, GSE has remained focused on its products and product development. Certain products continue to do well in the nuclear power upgrade market.

·
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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended March 31,
	2014	%	2013	%
Contract revenue	$8,724	100.0%	$12,383	100.0%
Cost of revenue	6,500	74.5%	9,302	75.1%

Gross profit	2,224	25.5%	3,081	24.9%
Operating expenses:
Selling, general and administrative	4,144	47.5%	4,165	33.7%
Depreciation	139	1.6%	153	1.2%
Amortization of definite-lived intangible assets	36	0.4%	52	0.4%
Total operating expenses	4,319	49.5%	4,370	35.3%

Operating loss	(2,095)	(24.0)%	(1,289)	(10.4)%

Interest income, net	31	0.4%	39	0.3%
Gain on derivative instruments, net	104	1.2%	267	2.2%
Other expense, net	(10)	(0.2)%	(105)	(0.8)%

Loss before income taxes	(1,970)	(22.6)%	(1,088)	(8.7)%

Provision for income taxes	54	0.6%	67	0.6%

Net loss	$(2,024)	(23.2)%	$(1,155)	(9.3)%

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

A summary of the Company's significant accounting policies as of December 31, 2013 is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  Certain of our accounting policies require higher degrees of judgment than others in their application.  These include revenue recognition on long-term contracts, capitalization of computer software development costs, valuation of intangible assets acquired, contingent consideration issued in business acquisitions, and the recoverability of deferred tax assets.  These critical accounting policies and estimates are discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations - Three Months ended March 31, 2014 versus Three Months ended March 31, 2013

Contract Revenue.  Total contract revenue for the three months ended March 31, 2014 totaled $8.7 million, which was $3.7 million less than the $12.4 million total revenue for the three months ended March 31, 2013.  The Company recorded total orders of $6.3 million in the three months ended March 31, 2014 compared to $5.1 million for the three months ended March 31, 2013.  Revenue related to the $36.6 million full scope simulator and digital control system order from  Slovenské elektrárne, a.s. ("SE") was $0.7 million (8.3% of revenue) and $2.9 million (23.3% of revenue) for the three months ended March 31, 2014 and 2013, respectively.  The Company also experienced a reduction in its fossil fuel simulation revenue for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.   During the three months ended March 31, 2014, the Company's fossil fuel simulation revenue has decreased $1.2 million as compared to the same period in the prior year.  The decrease in the fossil fuel simulation revenue is attributable to both the completion of several large fossil fuel simulation projects in 2013 and the delay of capital expenditures by fossil fueled power generation companies due to the economic and regulatory uncertainty regarding coal-fired power plants.  At March 31, 2014, the Company's backlog was $34.8 million, of which $47,000 is related to the SE contract.  At December 31, 2013, the Company's backlog totaled $38.0 million.

Gross Profit.  Gross profit totaled $2.2 million for the three months ended March 31, 2014 compared to $3.1 million for the same period in 2013.  As a percentage of revenue, gross profit increased from 24.9% for the three months ended March 31, 2013 to 25.5% for the three months ended March 31, 2014.  The decrease in revenue on the Slovakia contract, which has an overall gross profit lower than the Company's normal gross profits, has contributed to the increase in gross profit percentage for the three months ended March 31, 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses totaled $4.1 million in the three months ended March 31, 2014, a 0.5% decrease from the $4.2 million for the same period in 2013.  The decrease reflects the following spending variances:

·
Business development and marketing costs decreased from $1.3 million to $1.0 million for the three months ended March 31, 2013 and 2014, respectively. Bidding and proposal costs, which are the costs of operations personnel assisting with the preparation of contract proposals, were flat quarter over quarter, totaling $400,000 for both the three months ended March 31, 2014 and 2013, respectively.

·
The Company's general and administrative expenses ("G&A") remained flat at $2.1 million for both the three months ended March 31, 2013 and 2014, respectively. However, the components of G&A reflected the following variances:

o	The Company incurred a foreign currency translation loss of $172,000 for the three months ended March 31, 2014 compared to a loss of $64,000 for the three months ended March 31, 2013.
o
The Company has reduced its spending related to their global Enterprise Resource Planning System, which was implemented during the third quarter 2012. Costs related to support and maintenance of this project totaled $75,000 and $185,000 for the three months ended March 31, 2014 and 2013, respectively.

o
During the first quarter of 2014, the Company incurred severance costs of $281,000 associated with the separation of an executive from our Swedish operations.  During the first quarter of 2013, the Company incurred a total of $81,000 in severance costs.

·
Gross spending on software product development ("development") expenses for the three months ended March 31, 2014 and 2013 totaled $790,000 and $721,000, respectively. The Company capitalized $155,000 and $497,000 of product development expenses for the three months ended March 31, 2014 and 2013, respectively.  Net development spending increased from $224,000 for the three months ended March 31, 2013 to $635,000 for the three months ended March 31, 2014.

o
The Company's 3D visualization team, which develops 3D technology to add to our training programs, incurred $46,000 and $56,000 of costs related to this effort during the three months ended March 31, 2014 and 2013, respectively.

o	Development expense related to the EnVision product line totaled $83,000 and $133,000 for the three months ended March 31, 2014 and 2013, respectively.
o
Spending on other software product development totaled $661,000 and $532,000 for the three months ended March 31, 2014 and 2013, respectively.  The Company's development expenses were mainly related to ISIS™, our configuration management system, and maintenance to our JADE™ applications.

Depreciation.  Depreciation expense totaled $139,000 and $153,000 during the quarters ended March 31, 2014 and 2013, respectively.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $36,000 and $52,000 for the three months ended March 31, 2014 and 2013, respectively.

Operating Loss.  The Company had an operating loss of $2.1 million (24.0% of revenue) during the three months ended March 31, 2014, as compared with an operating loss of $1.3 million (10.4% of revenue) for the same period in 2013.  The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $31,000 and $39,000 for the three months ended March 31, 2014 and 2013, respectively.

Gain on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of March 31, 2014, the Company had foreign exchange contracts outstanding of approximately 0.2 million Pounds Sterling, 5.3 million Euro, and 2.2 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company has not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $243,000 for the three months ended March 31, 2014.

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

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  The gain or loss resulting from such remeasurement is also included in net gain on derivative instruments in the consolidated statements of operations.  For the three months ended March 31, 2014, the Company recognized a loss of $139,000 from the remeasurement of such contract receivables, billings in excess of revenue earned and subcontractor accruals.  For the same period in 2013, the Company recognized a loss of $282,000.

Other Expense, net.  For the three months ended March 31, 2014 and 2013, the Company recognized other expense, net of $10,000 and $105,000, respectively.  The major components of other expense, net included the following items:

·
On May 22, 2013, the Company and Electrobalt Holding, a Russian Federation closed joint-stock company, created a 50/50 joint venture called General Simulation Engineering RUS Limited Liability Company ("GSE RUS").  For the three months ended March 31, 2014, the Company recognized a $27,000 equity loss on its equity investment in GSE RUS.

·
For the three months ended March 31, 2013, the Company recognized a $114,000 equity loss relating to its equity investment in GSE-UNIS Simulation Technology Co., Ltd ("GSE-UNIS").  The Company and its joint venture partner, Beijing Unis Investment Co., Ltd., (UNIS) terminated the GSE-UNIS joint venture as of July 31, 2013.

·	The Company had other miscellaneous income of $17,000 and $9,000 for the three months ended March 31, 2014 and 2013, respectively.

Provision for Income Taxes

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

The Company expects to pay income taxes in India and China in 2014.  In 2013, the Company paid income taxes in the UK and India.  The Company has a full valuation allowance on its U.S. and Swedish net deferred tax assets at March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, the Company's cash and cash equivalents totaled $20.8 million compared to $15.6 million at December 31, 2013.

Cash provided by (used in) operating activities.  For the three months ended March 31, 2014, net cash provided by operations totaled $5.8 million.  Significant changes in the Company's assets and liabilities in the three months ended March 31, 2014 included:
·
A $9.9 million decrease in the Company's contract receivables, excluding any gains or losses on derivatives.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $19.0 million at December 31, 2013 to $6.8 million at March 31, 2014.  At March 31, 2014, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $1.1 million as compared to $0.6 million at December 31, 2013.  The Company believes the entire 90-day balance at March 31, 2014 will be received.  The Company's unbilled receivables increased by approximately $2.2 million to $7.7 million at March 31, 2014 as compared to December 31, 2013.  The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company's current projects.  In April 2014, the Company invoiced $1.4 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

·	A $2.2 million decrease in accounts payable, accrued compensation and accrued expenses. The decrease was due to the timing of payments made by the Company to vendors and subcontractors.

For the three months ended March 31, 2013, net cash used in operations totaled $2.1 million.  Significant changes in the Company's assets and liabilities in the three months ended March 31, 2013 included:
·
A $543,000 decrease in the Company's contract receivables.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $12.4 million at December 31, 2012 to $11.0 million at March 31, 2013.  At March 31, 2013, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $2.9 million versus $2.5 million at December 31, 2012.  The Company's unbilled receivables increased by approximately $600,000 to $11.9 million at March 31, 2013.  The increase in the unbilled receivables was due to the timing of contracted billing milestones of the Company's current projects.

·	A $1.5 million decrease in billings in excess of revenue earned. The increase was due to the timing of contracted billing milestones of the Company's projects.

Cash used in investing activities.  Net cash used in investing activities totaled $201,000 for the three months ended March 31, 2014.  Capital expenditures totaled $80,000 and capitalized software development costs totaled $155,000 for the three months ended March 31, 2014.  Releases of restricted cash as collateral under letters of credit totaled $34,000 for the three months ended March 31, 2014.

Net cash used in investing activities totaled $628,000 for the three months ended March 31, 2013.  Capital expenditures totaled $131,000 and capitalized software development costs totaled $497,000 for the three months ended March 31, 2013.

Cash used in financing activities.  Net cash used in financing activities totaled $500,000 for the three months ended March 31, 2014.  During the three months ended March 31, 2014, the Company made payments of $500,000 in relation to the liability classified contingent-consideration associated with the acquisition of EnVision Systems, Inc.

Net cash used in financing activities totaled $944,000 for the three months ended March 31, 2013.  During the three months ended March 31, 2013, the Company made payments of $979,000 in relation to the liability classified contingent-consideration associated with the acquisition of EnVision.  The Company repurchased 1,100 shares of the Company's common stock at an aggregate cost of $2,000 for the three months ended March 31, 2013.  Proceeds from the issuance of common stock for the three months ended March 31, 2013 totaled $37,000.

At March 31, 2014, the Company had cash and cash equivalents of $20.8 million.  The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.

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

Issuances of stand-by letters of credit and advances of working capital (collectively referred to as the "Advances") require that the Company maintain a minimum cash balance of $3.0 million at all times (the "Cash Balance Requirement").  The Cash Balance Requirement will remain at the minimum amount as long as the Company's quarterly consolidated net income (exclusive of gains and losses on derivative instruments and stock option expense) as defined ("Net Income"), remains positive and the Company is in compliance with the covenants.  If the Company's quarterly Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contain certain restrictive covenants regarding future acquisitions, and incurrence of debt.  In addition, the credit agreements contain financial covenants with respect to the Company's cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At March 31, 2014, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such the cash flow coverage ratio is not applicable at March 31, 2014.

As of
	Covenant	March 31, 2014

Minimum tangible capital base	Must Exceed $26.0 million	$26.7 million
Quick ratio	Must Exceed 2.00 : 1.00	2.54 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.58 : 1.00

As the Company's Net Income for the three months ended March 31, 2014 as defined above was negative, the Company will currently be required to maintain a cash balance of $3.0 million at Susquehanna which is equivalent to the Cash Balance Requirement at March 31, 2014.  All of the Company's outstanding Advances, which in aggregate totaled $2.1 million as of March 31, 2014, consisted of stand-by letters of credit.

As of March 31, 2014, the Company was contingently liable for nine standby letters of credit and two surety bonds totaling $3.4 million which represent advance payment and performance bonds on ten contracts.  The Company has deposited the full value of four standby letters of credit in escrow accounts, amounting to $1.0 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's balance sheet at March 31, 2014 as restricted cash.

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
As of March 31, 2014, the Company had foreign exchange contracts outstanding of approximately 0.2 million Pounds Sterling, 5.3 million Euro, and 2.2 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $243,000 for the three months ended March 31, 2014.  A 10% fluctuation in the foreign currency exchange rates up or down as of March 31, 2014 would have increased/decreased the change in the estimated fair value of the contracts by $27,000.

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

Item 4.                          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), who is its principal executive officer, and Chief Financial Officer ("CFO"), who is its principal financial officer, to allow timely decisions regarding required disclosure.  At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Exchange Act.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 31, 2013 it was determined that the Company's control over expense cut-off was not designed appropriately to prevent or detect errors that could be material to the Company's financial statements.  The Company had one employee who was responsible for both review of the vendor invoices for appropriate accounting treatment as well as recording the invoices in the appropriate period.  This was considered to be a material weakness in our internal control over financial reporting as of December 31, 2013.  As a result of this material weakness in the design of our internal control over financial reporting, we performed additional review and analysis over our consolidated financial statements for the year ended December 31, 2013.  During the first quarter of 2014, we redesigned our control over expense cut-off to include an additional employee who now reviews the invoices for appropriate accounting treatment before the invoices are recorded. As a result of these procedures, we believe that we have remediated the material weakness described above.

(c)  Limitation of Effectiveness of Controls

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Amendment No. 4 to Office Lease Agreement between 1332 Londontown Road, LLC and GSE Systems, Inc. dated April 15, 2014, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2014                                                              GSE SYSTEMS, INC.

/S/ JAMES A. EBERLE
James A. Eberle
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)