Form 10-Q
period 2014-06-30
GSE SYSTEMS INC
filed 2014-08-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

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

There were 17,887,859 shares of common stock, with a par value of $.01 per share outstanding as of August 13, 2014.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Unaudited
	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,103	$15,643
Restricted cash	11	45
Contract receivables, net	14,419	24,557
Prepaid expenses and other current assets	3,646	3,699
Total current assets	36,179	43,944

Equipment, software and leasehold improvements	7,154	7,090
Accumulated depreciation	(5,366)	(5,175)
Equipment, software and leasehold improvements, net	1,788	1,915

Software development costs, net	1,274	1,020
Intangible assets, net	647	709
Long-term restricted cash	1,021	1,021
Other assets	177	218
Total assets	$41,086	$48,827

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,309	$3,554
Accrued expenses	2,061	1,903
Accrued compensation and payroll taxes	2,571	2,497
Billings in excess of revenue earned	5,905	6,545
Accrued warranty	1,640	1,851
Other current liabilities	907	1,603
Total current liabilities	14,393	17,953

Other liabilities	78	487
Total liabilities	14,471	18,440

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and outstanding none in 2014 and 2013	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued 19,486,770 in 2014 and 2013	195	195
Additional paid-in capital	72,544	72,205
Accumulated deficit	(42,410)	(38,400)
Accumulated other comprehensive loss	(715)	(614)
Treasury stock at cost, 1,598,911 shares in 2014 and 2013	(2,999)	(2,999)
Total stockholders' equity	26,615	30,387
Total liabilities and stockholders' equity	$41,086	$48,827

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013

Contract revenue	$8,276	$11,034	$17,000	$23,417

Cost of revenue	5,629	8,219	12,129	17,521
Write-down of capitalized software development costs	-	2,174	-	2,174
Gross profit	2,647	641	4,871	3,722

Operating expenses:
Selling, general and administrative	4,452	3,946	8,596	8,111
Goodwill impairment loss	-	4,462	-	4,462
Depreciation	134	146	273	299
Amortization of definite-lived intangible assets	36	52	72	104
Total operating expenses	4,622	8,606	8,941	12,976

Operating loss	(1,975)	(7,965)	(4,070)	(9,254)

Interest income, net	28	24	59	63
Gain (loss) on derivative instruments, net	5	(410)	109	(143)
Other income (expense), net	3	94	(7)	(11)
Loss before income taxes	(1,939)	(8,257)	(3,909)	(9,345)

Provision (benefit) for income taxes	47	(58)	101	9
Net loss	$(1,986)	$(8,199)	$(4,010)	$(9,354)

Basic loss per common share	$(0.11)	$(0.45)	$(0.22)	$(0.51)

Diluted loss per common share	$(0.11)	$(0.45)	$(0.22)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013

Net loss	$(1,986)	$(8,199)	$(4,010)	$(9,354)

Foreign currency translation adjustment, net of tax	(106)	(158)	(101)	(160)

Comprehensive loss	$(2,092)	$(8,357)	$(4,111)	$(9,514)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2013	19,487	$195	$72,205	$(38,400)	$(614)	(1,599)	$(2,999)	$30,387

Stock-based compensation expense	-	-	339	-	-	-	-	339
Foreign currency translation adjustment, net of tax	-		-	-	(101)	-	-	(101)
Net loss	-	-	-	(4,010)	-	-	-	(4,010)
Balance, June 30, 2014	19,487	$195	$72,544	$(42,410)	$(715)	(1,599)	$(2,999)	$26,615

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,010)	$(9,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment loss	-	4,462
Write-down of capitalized software development costs	-	2,174
Depreciation	273	299
Amortization of definite-lived intangible assets	72	104
Capitalized software amortization	95	478
Amortization of deferred financing costs	-	6
Change in fair value of contingent consideration	47	173
Stock-based compensation expense	339	438
Equity loss on investments	38	96
(Gain) loss on derivative instruments	(109)	143
Changes in assets and liabilities:
Contract receivables	9,985	2,786
Prepaid expenses and other assets	268	215
Accounts payable, accrued compensation and accrued expenses	(2,006)	(562)
Billings in excess of revenue earned	(650)	716
Accrued warranty reserves	(211)	(329)
Other liabilities	(627)	(86)
Net cash provided by operating activities	3,504	1,759

Cash flows from investing activities:
Capital expenditures	(141)	(142)
Capitalized software development costs	(349)	(995)
Restrictions of cash as collateral under letters of credit	-	(228)
Releases of cash as collateral under letters of credit	34	-
Net cash used in investing activities	(456)	(1,365)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	44
Payments of the liability-classified contingent consideration arrangements	(500)	(1,188)
Treasury stock purchases	-	(368)
Net cash used in financing activities	(500)	(1,512)

Effect of exchange rate changes on cash	(88)	(177)
Net increase (decrease) in cash and cash equivalents	2,460	(1,295)
Cash and cash equivalents at beginning of year	15,643	22,386
Cash and cash equivalents at end of period	$18,103	$21,091

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2014 and 2013
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  The Company's most significant estimates relate to revenue recognition, product warranties, capitalization of software development costs, valuation of intangible assets acquired, contingent consideration issued in business acquisitions, and the recoverability of deferred tax assets.  Actual results could differ from these estimates and those differences could be material.

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

For the three and six months ended June 30, 2014 and 2013, the following customer provided more than 10% of the Company's consolidated revenue:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Slovenské elektrárne, a.s.	0.6%	22.4%	4.5%	22.9%

2.	Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 31, 2017. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.

3.	Basic and Diluted Loss Per Common Share

Basic loss per share is based on the weighted average number of outstanding common shares for the period.  Diluted loss per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options were exercised into common stock.

The number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three Months ended		Six Months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(1,986)	$(8,199)	$(4,010)	$(9,354)

Denominator:
Weighted-average shares outstanding for basic earnings per share	17,887,859	18,299,108	17,887,859	18,320,653

Effect of dilutive securities:
Employee stock options	-	-	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	17,887,859	18,299,108	17,887,859	18,320,653

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	2,736,703	2,916,427	2,727,435	2,918,692

4.	Contract Receivables

Contract receivables represent balances due from a broad base of both domestic and international customers.  All contract receivables are considered to be collectible within twelve months. Recoverable costs and accrued profit not billed represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts.

The components of contract receivables are as follows:

(in thousands)	June 30,	December 31,
	2014	2013

Billed receivables	$8,472	$19,040
Recoverable costs and accrued profit not billed	5,972	5,519
Allowance for doubtful accounts	(25)	(2)
Total contract receivables, net	$14,419	$24,557

Recoverable costs and accrued profit not billed totaled $6.0 million and $5.5 million as of June 30, 2014 and December 31, 2013, respectively.  During July 2014, the Company invoiced $1.2 million of the unbilled amounts.

The following customers account for more than 10% of the Company's consolidated contract receivables as of:

	June 30, 2014	December 31, 2013
China Nuclear Power Engineering Company	13.0%	4.9%
Slovenské elektrárne, a.s.	2.1%	35.9%

5.	Software Development Costs

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

Software development costs capitalized were $194,000 and $349,000 for the three and six months ended June 30, 2014, respectively, and $498,000 and $995,000 for the three and six months ended June 30, 2013, respectively.  Total amortization expense was $63,000 and $95,000 for the three and six months ended June 30, 2014, respectively, and $302,000 and $478,000 for the three and six months ended June 30, 2013, respectively.

During the second quarter of 2013, the Company incurred a charge of $2.2 million related to the write-down of certain capitalized software development costs based on the net realizable value analysis. The Company did not recognize any write-downs of software development costs in 2014.

6.	Goodwill and Intangible Assets

Goodwill

The Company reviews goodwill for impairment annually as of November 30 or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with Accounting Standards Codification ("ASC") 350, Intangibles — Goodwill and Other.  The provisions of ASC 350 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value.  The Company has only one reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired, and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit's assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

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

The second step of the goodwill impairment analysis indicated that the carrying value of the goodwill associated with the reporting unit exceeded its implied fair value resulting in a $4.5 million non-deductible goodwill impairment charge.  As a result of the analysis, the Company recorded a full goodwill impairment.  The impairment was non-cash in nature and did not affect the Company's liquidity nor impact the debt covenants under the Company's credit facility.

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

7.	Fair Value of Financial Instruments

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2014 and December 31, 2013 based upon the short-term nature of the assets and liabilities.

The following table presents assets and liabilities measured at fair value at June 30, 2014:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$12,261	$-	$-	$12,261
Foreign exchange contracts	-	3	-	3

Total assets	$12,261	$3	$-	$12,264

Foreign exchange contracts	$-	$(48)	$-	$(48)

Total liabilities	$-	$(48)	$-	$(48)

The following table presents assets and liabilities measured at fair value at December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market fund	$10,553	$-	$-	$10,553
Foreign exchange contracts	-	142	-	142

Total assets	$10,553	$142	$-	$10,695

Foreign exchange contracts	$-	$(655)	$-	$(655)

Total liabilities	$-	$(655)	$-	$(655)

8.	Derivative Instruments

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

As of June 30, 2014, the Company had foreign exchange contracts outstanding of approximately 0.1 million Pounds Sterling and 1.3 million Euro at fixed rates.  The contracts expire on various dates through May 2016.  At December 31, 2013, the Company had contracts outstanding of approximately 0.2 million Pounds Sterling, 13.3 million Euro, and 10.1 million Japanese Yen at fixed rates.

The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	June 30,	December 31,
(in thousands)	2014	2013

Asset derivatives
Prepaid expenses and other current assets	$3	$140
Other assets	-	2
	3	142
Liability derivatives
Other current liabilities	(37)	(637)
Other liabilities	(11)	(18)
	(48)	(655)

Net fair value	$(45)	$(513)

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

For the three and six months ended June 30, 2014 and 2013, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three Months ended June 30,		Six Months ended June 30,
(in thousands)	2014	2013	2014	2013

Foreign exchange contracts- change in fair value	$11	$(548)	$254	$1
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	(6)	138	(145)	(144)

Gain (loss) on derivative instruments, net	$5	$(410)	$109	$(143)

9.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $161,000 and $214,000 of stock-based compensation expense for the three months ended June 30, 2014 and 2013, respectively, under the fair value method and recognized $339,000 and $438,000 of stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively.  The Company granted 0 and 60,000 stock options for the three and six months ended June 30, 2014, respectively.  The fair value of the options granted for the six months ended June 30, 2014 was $56,000.  The Company granted 0 and 64,500 stock options for the three and six months ended June 30, 2013, respectively.  The fair value of the granted options at the grant date was $78,000.

10.	Long-Term Debt

At June 30, 2014 and December 31, 2013, the Company had no long-term debt outstanding.

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

Issuances of stand-by letters of credit, negative foreign exchange positions, and advances of working capital (collectively referred to as the "Advances") require that the Company maintain a minimum cash balance of $3.0 million at all times (the "Cash Balance Requirement").  The Cash Balance Requirement will remain at the minimum amount as long as the Company's quarterly net income (exclusive of gains and losses on derivative instruments and stock option expense) as defined ("Net Income") remains positive and the Company is in compliance with the covenants.  If the Company's quarterly consolidated Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.

In June 2014, Susquehanna extended the Revolving Credit Expiration Date to March 31, 2015.  Per the extension letter, the Bank will require that the Cash Balance Requirement be maintained in a segregated account at Susquehanna.  As of June 30, 2014, Susquehanna has not segregated the Cash Balance Requirement, however, the Company expects Susquehanna to restrict $3.0 million based on the current amount of outstanding Advances as of June 30, 2014.

The credit agreements contain certain restrictive covenants regarding future acquisitions and incurrence of debt.  In addition, the credit agreements contain financial covenants with respect to the Company's cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At June 30, 2014, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such, the cash flow coverage ratio is not applicable at June 30, 2014.

As of
	Covenant	June 30, 2014

Minimum tangible capital base	Must Exceed $26.0 million	$24.7 million
Quick ratio	Must Exceed 2.00 : 1.00	2.51 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.59 : 1.00

As of June 30, 2014, the Company was not in compliance with its "After Tax Net Income" financial covenant and its "Minimum Tangible Capital Base" covenant, as defined above.  As a result, the Company will be required to maintain a cash balance of $3.0 million at Susquehanna which is equivalent to its outstanding Advances at June 30, 2014.  All of the Company's outstanding Advances consisted of stand-by letters of credit.

As of June 30, 2014, the Company was contingently liable for twelve standby letters of credit and two surety bonds totaling $4.3 million which represent advance payment and performance bonds on twelve contracts.  The Company has deposited the full value of four standby letters of credit in escrow accounts, amounting to $1.0 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's balance sheet at June 30, 2014 as restricted cash.

11.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2013	$1,851
Warranty provision	418
Warranty claims	(623)
Currency adjustment	(6)
Balance at June 30, 2014	$1,640

12.	Contingent Consideration

ASC 805 requires that contingent consideration be recognized at fair value on the acquisition date and be remeasured each reporting period with subsequent adjustments recognized in the consolidated statement of operations.

As of June 30, 2014 and December 31, 2013, contingent consideration included in the other current liabilities on the consolidated balance sheet totaled $449,000 and $492,000, respectively.  As of June 30, 2014 and December 31, 2013, the Company also had accrued contingent consideration totaling $0 and $409,000, respectively, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.  During the three and six months ended June 30, 2014, the Company made payments of $0 and $500,000 related to the liability-classified contingent consideration arrangements.   During the three and six months ended June 30, 2013, the Company made payments of $200,000 and $1.2 million related to the liability-classified contingent consideration arrangements.

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

The Company expects to pay income taxes in India in 2014.  In 2013, the Company paid income taxes in the UK and India.  The Company has a full valuation allowance on its U.S., Chinese and Swedish net deferred tax assets at June 30, 2014.

14.	Preferred Stock Rights

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

15.	Share Repurchase Plan

On March 21, 2011, the Board of Directors authorized the purchase of up to $3.0 million of the Company's common stock in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.  The Company completed the share repurchase program in October 31, 2013 and thus will not be repurchasing shares during 2014.  During the three and six months ended June 30, 2013 the Company repurchased 216,399 and 217,499 shares, respectively, at an aggregate cost of $366,000 and $368,000, respectively.

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

·
Even following a temporary slowdown to revamp safety regulations following the Fukushima Daiichi accidents in Japan, China remains to be an ambitious country in the field of nuclear power energy.  According to reports from China Daily, China has approved construction of 8.6 gigawatts ("GW") of new nuclear generation this year, following the approval of 2.1 GW last year.  With 20 nuclear reactors and another 28 reactors under construction, China plans to build nuclear power plants as a key part of curbing demand on fossil fuels.  By 2020, China plans to increase its nuclear capacity three fold to at least 58 GW according to the World Nuclear Association.  As reported by Businessweek.com, Chinese engineers have adapted the Westinghouse Electric Company's AP1000 reactor technology into a larger design, called the CAP1400, which increases the power the reactor can produce from 1,000 megawatts to 1,400 megawatts.  Most recently, Westinghouse announced that it is in advanced talks to build 8 additional AP1000 reactors in China for an estimated $24 billion.  GSE's business in China remains strong and is working to strengthen its relationships with the Chinese nuclear utilities and is developing plans to grow its Chinese subsidiary.  At June 30, 2014, we have backlog from Chinese end customers of $9.8 million.

·
South Korea, who ranks fifth globally in nuclear power generation, has largely developed its own nuclear power industry, building and operating its reactors through state-run utility Korea Electric Power Corp.  In January 2014, South Korea approved a $7 billion project to build two nuclear plants.  According to the World Nuclear Association, nuclear energy remains a strategic priority for South Korea and capacity is planned to increase by 59% to 32.9 GW in 2022.  Additionally, South Korea is seeking to export its nuclear technology with a goal of exporting 80 nuclear reactors by 2030.  The Company has hired an agent in Korea and is working to strengthen its relationships with the Korean nuclear utilities.  At June 30, 2014, we have backlog from South Korean customers of $1.4 million.

·
Germany was the first major industrial power to announce that it would phase out nuclear power following the events in Fukushima, Japan.  Pre-Fukushima, Germany obtained about one quarter of its electricity from nuclear energy, using 17 reactors, per the World Nuclear Association.  Following the Fukushima disaster, all of the country's nuclear power reactors which began operation in 1980 or earlier were shut down.  The remaining nine reactors will be closed by the end of 2022.  Germany's politicians are striving to switchover to renewable energy and want renewable power to contribute 35% of the country's electricity consumption in 2020 and 80% by 2050 as part of its clean energy drive.  At June 30, 2014, we have backlog from German customers of $1.5 million.  We anticipate some future orders from our German customers.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended June 30,				Six Months ended June 30,
	2014	%	2013	%	2014	%	2013	%
Contract revenue	$8,276	100.0%	$11,034	100.0%	$17,000	100.0%	$23,417	100.0%
Cost of revenue	5,629	68.0%	8,219	74.5%	12,129	71.3%	17,521	74.8%
Write-down of capitalized software development costs	-	0.0%	2,174	19.7%	-	0.0%	2,174	9.3%

Gross profit	2,647	32.0%	641	5.8%	4,871	28.7%	3,722	15.9%
Operating expenses:
Selling, general and administrative	4,452	53.8%	3,946	35.8%	8,596	50.6%	8,111	34.6%
Goodwill impairment loss	-	0.0%	4,462	40.4%	-	0.0%	4,462	19.1%
Depreciation	134	1.6%	146	1.3%	273	1.6%	299	1.3%
Amortization of definite-lived intangible assets	36	0.5%	52	0.5%	72	0.4%	104	0.4%
Total operating expenses	4,622	55.9%	8,606	78.0%	8,941	52.6%	12,976	55.4%

Operating loss	(1,975)	(23.9)%	(7,965)	(72.2)%	(4,070)	(23.9)%	(9,254)	(39.5)%

Interest income, net	28	0.4%	24	0.2%	59	0.3%	63	0.3%
Gain (loss) on derivative instruments, net	5	0.1%	(410)	(3.7)%	109	0.6%	(143)	(0.6)%
Other income (expense), net	3	0.0%	94	0.9%	(7)	(0.1)%	(11)	(0.1)%

Loss before income taxes	(1,939)	(23.4)%	(8,257)	(74.8)%	(3,909)	(23.0)%	(9,345)	(39.9)%

Provision (benefit) for income taxes	47	0.6%	(58)	(0.5)%	101	0.6%	9	0.0%

Net loss	$(1,986)	(24.0)%	$(8,199)	(74.3)%	$(4,010)	(23.6)%	$(9,354)	(39.9)%

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

A summary of the Company's significant accounting policies as of December 31, 2013 is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  Certain of our accounting policies require higher degrees of judgment than others in their application.  These include revenue recognition on long-term contracts, capitalization of computer software development costs,  contingent consideration issued in business acquisitions, and the recoverability of deferred tax assets.  These critical accounting policies and estimates are discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations - Three and Six Months ended June 30, 2014 versus Three and Six Months ended June 30, 2013

Contract Revenue.  Total contract revenue for the three months ended June 30, 2014 totaled $8.3 million, which was 25.0% less than the $11.0 million total revenue for the three months ended June 30, 2013.  For the six months ended June 30, 2014, contract revenue totaled $17.0 million, a $6.4 million decrease from the $23.4 million revenue for the six months ended June 30, 2013.  The Company recorded total orders of $15.9 million in the six months ended June 30, 2014 compared to $9.6 million for the six months ended June 30, 2013.  Revenue related to the $36.6 million full scope simulator and digital control system order from  Slovenské elektrárne, a.s. ("SE") was $47,000 (0.6% of revenue) and $2.5 million (22.4% of revenue) for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, revenue from SE was $770,000 (4.5% of revenue) and $5.4 million (22.9% of revenue), respectively.  The SE project was completed and entered the warranty period in April 2014.  During the three and six months ended June 30, 2014, the Company's fossil fuel simulation revenue has decreased $1.0 million and $2.2 million, respectively, as compared to the same period in the prior year.  The decrease in the fossil fuel simulation revenue is attributable to both the completion of several large fossil fuel simulation projects in 2013 and the delay of capital expenditures by fossil fueled power generation companies due to the economic and regulatory uncertainty regarding coal-fired power plants.  At June 30, 2014, the Company's backlog was $36.1 million.  At December 31, 2013, the Company's backlog totaled $38.0 million.

Write-down of capitalized software development costs.  The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the unamortized amount for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. During the quarter ended June 30, 2013, we incurred a charge of $2.2 million related to the write-off of certain capitalized software development costs.  No capitalized software development costs were written-off during 2014.

Gross Profit.  Excluding the $2.2 million non-cash write down of capitalized software development costs in the second quarter of 2013 as discussed above, gross profit totaled $2.6 million for the three months ended June 30, 2014 compared to $2.8 million for the same period in 2013.  As a percentage of revenue, gross profit increased from 25.5% for the three months ended June 30, 2013 to 32.0% for the three months ended June 30, 2014.  For the six months ended June 30, 2014, gross profit was $4.9 million which was a 17.4% decrease from the $5.9 million recognized during the same period in 2013.  As a percentage of revenue, gross profit increased from 25.2% to 28.7% for the six months ended June 30, 2013 and 2014, respectively.  The decrease in revenue on the Slovakia contract, which has an overall gross profit lower than the Company's normal gross profits, has contributed to the increase in gross profit percentage for the three and six months ended June 30, 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses totaled $4.5 million in the three months ended June 30, 2014, a 12.8% increase from the $3.9 million for the same period in 2013.  For the six months ended June 30, 2014 and 2013, SG&A expenses totaled $8.6 million and $8.1 million, respectively.  The increases reflect the following spending variances:

·
Business development and marketing costs increased slightly to $1.2 million from $1.1 million for the three months ended June 30, 2014 and 2013, respectively, but decreased to $2.2 million from $2.4 million for the six months ended June 30, 2014 and 2013, respectively. Bidding and proposal costs, which are the costs of operations personnel assisting with the preparation of contract proposals, decreased slightly year over year.  Bidding and proposal costs were $392,000 and $533,000 for the three months ended June 30, 2014 and 2013, respectively, and $769,000 and $970,000 for the six months ended June 30, 2014 and 2013, respectively.

·
The Company's general and administrative expenses ("G&A") increased to $2.1 million from $2.0 million for the three months ended June 30, 2014 and 2013, respectively, and remained flat at $4.2 million for the six months ended June 30, 2014 and 2013, respectively.  Some components of G&A are as follows:

o
The Company incurred foreign currency translation gains of $56,000 for the three months ended June 30, 2014 compared to losses of $73,000 for the three months ended June 30, 2013.  For the six months ended June 30, 2014 and 2013, the Company incurred foreign currency translation losses of $114,000 and $137,000, respectively.

o
The Company implemented a global Enterprise Resource Planning system during the third quarter 2012. Costs related to support and maintenance of this implementation totaled $59,000 and $144,000 for the three and six months ended June 30, 2014 as compared to $104,000 and $289,000 for both the three and six months ended June 30, 2013, respectively.

o
During the three and six months ended June 30, 2014, the Company incurred severance costs of $193,000 and $474,000, respectively, associated with the downsizing of our Swedish operations.  In addition, we recorded a $137,000 charge in the second quarter of 2014 related to the renegotiation of our Swedish office lease to downsize the size of the office.  The Company incurred $121,000, in severance costs in the first quarter of 2013.

·
Gross spending on software product development ("development") expenses for the three and six months ended June 30, 2014 totaled $1.0 million and $1.8 million, respectively, as compared to $765,000 and $1.5 million for the three and six months ended June 30, 2013, respectively. The Company capitalized $194,000 (19.2% of development expenses) and $349,000 (19.4% of development expenses) of product development expenses for the three and six months ended June 30, 2014, respectively, and $498,000 (65.1% of development expenses) and $995,000 (66.9% of development expenses) for the same periods in 2013, respectively.  Net development spending increased from $267,000 for the three months ended June 30, 2013 to $816,000 for the three months ended June 30, 2014 and from $492,000 for the six months ended June 30, 2013 to $1.5 million for the six months ended June 30, 2014.

o
The Company's 3D visualization team, which develops 3D technology to add to our training programs, incurred $89,000 and $135,000 of costs related to this effort during the three and six months ended June 30, 2014, respectively, as compared to $13,000 and $69,000 for the same periods in 2013, respectively.

o
During the three months ended June 30, 2014, EnVision completed its new gas-oil separation process simulation training tool and tutorial and continued its development of a new upstream amine treatment unit training tool. Development expense related to the EnVision product line totaled $138,000 and $108,000 for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, EnVision incurred $222,000 and $241,000 of development expense, respectively.

o
Spending on other software product development totaled $783,000 and $1.4 million for the three and six months ended June 30, 2014, respectively.  Spending on other software product development totaled $644,000 and $1.2 million for the three and six months ended June 30, 2013, respectively.  The Company's development expenses were mainly related to ISIS™, our configuration management system, and maintenance of our JADE™ applications.

Goodwill impairment loss.  The Company incurred a goodwill impairment loss of $4.5 million during the second quarter of 2013.  Refer to the Liquidity and Capital Resources section below for further discussion regarding the factors leading to the impairment loss and the valuation methodologies and assumptions used in the goodwill impairment test.

Depreciation.  Depreciation expense totaled $134,000 and $146,000 during the quarters ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, depreciation expense totaled $273,000 and $299,000, respectively.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $36,000 and $52,000 for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, amortization expense related to definite-lived intangible assets totaled $72,000 and $104,000, respectively.

Operating Loss.  The Company had an operating loss of $2.0 million (23.9% of revenue) during the three months ended June 30, 2014, as compared with an operating loss of $8.0 million (72.2% of revenue) for the same period in 2013.  For the six months ended June 30, 2014 and 2013, the Company had an operating loss of $4.1 million (23.9 % of revenue) and an operating loss of $9.3 million (39.5% of revenue), respectively.  Excluding the impact of the second quarter 2013 $2.2 million capitalized software write down and the $4.5 million goodwill impairment, the Company generated operating losses of $1.3 million (11.9% of revenue) and $2.6 million (11.1% of revenue) during the three and six months ended June 30, 2013, respectively. The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $28,000 and $24,000 for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, net interest income totaled $59,000 and $63,000, respectively.

Gain (Loss) on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of June 30, 2014, the Company had foreign exchange contracts outstanding of approximately 0.1 million Pounds Sterling and 1.3 million Euro at fixed rates.  The contracts expire on various dates through May 2016.  The Company has not designated the contracts as hedges and has recognized gains on the change in the estimated fair value of the contracts of $11,000 and $254,000 for the three and six months ended June 30, 2014, respectively.

As of June 30, 2013, the Company had foreign exchange contracts outstanding of approximately 0.4 million Pounds Sterling, 14.0 million Euro, and 60.4 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and had recognized a loss on the change in the estimated fair value of the contracts of $548,000 and a gain of $1,000 for the three and six months ended June 30, 2013, respectively.

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and six months ended June 30, 2014, the Company recognized losses of $6,000 and $146,000, respectively, from the remeasurement of such contract receivables, billings in excess of revenue earned and subcontractor accruals.  For the same periods in 2013, the Company recognized a gain of $138,000 and a loss of $144,000, respectively.

Other Income (Expense), net.  For the three and six months ended June 30, 2014, the Company recognized other income, net of $3,000 and other expense, net of $7,000, respectively.  For the three and six months ended June 30, 2013, the Company recognized other income, net of $94,000 and other expense, net of $11,000, respectively. The major components of other income (expense), net included the following items:

·
On May 22, 2013, the Company and Electrobalt Holding, a Russian Federation closed joint-stock company, created a 50/50 joint venture called General Simulation Engineering RUS Limited Liability Company ("GSE RUS"). For the three and six months ended June 30, 2014, the Company recognized losses of $10,000 and $38,000, respectively, relating to its pro rata share of operating results from GSE-RUS.  No equity gains or losses on the GSE RUS investment were recorded in the first two quarters of 2013.

·
For the three and six months ended June 30, 2013, the Company recognized a gain of $18,000 and a loss of $96,000, respectively, relating to its pro rata share of operating results from GSE-UNIS Simulation Technology Co., Ltd.  The Company and its joint venture partner, Beijing Unis Investment Co., Ltd., (UNIS) agreed in principal to terminate the GSE-UNIS joint venture as of July 31, 2013.  As a result of UNIS agreeing in principal to purchase GSE's 49% ownership interest in the joint venture, the Company reclassified its $1.2 million investment to Other Current Assets.

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

·
The Company had other miscellaneous income of $13,000 and $31,000 for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, the Company had other miscellaneous expense of $6,000 and other miscellaneous income of $3,000, respectively.

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

The Company expects to pay income taxes in India in 2014.  In 2013, the Company paid income taxes to the UK and India.  The Company has a full valuation allowance on its U.S., Chinese and Swedish net deferred tax assets at June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, the Company's cash and cash equivalents totaled $18.1 million compared to $15.6 million at December 31, 2013.

Cash provided by operating activities.  For the six months ended June 30, 2014, net cash provided by operations totaled $3.5 million.  Significant changes in the Company's assets and liabilities in the six months ended June 30, 2014 included:
·
A $10.0 million decrease in the Company's contract receivables, excluding any gains or losses on derivatives.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $19.0 million at December 31, 2013 to $8.4 million at June 30, 2014.  At June 30, 2014, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $2.5 million as compared to $0.6 million at December 31, 2013.  The Company believes the entire 90-day balance at June 30, 2014 will be received.  The Company's unbilled receivables increased by approximately $0.5 million to $6.0 million at June 30, 2014 as compared to December 31, 2013.  The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company's current projects.  In July 2014, the Company invoiced $1.2 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

·	A $2.0 million decrease in accounts payable, accrued compensation and accrued expenses. The decrease was due to the timing of payments made by the Company to vendors and subcontractors.

For the six months ended June 30, 2013, net cash provided by operations totaled $1.8 million.  Significant changes in the Company's assets and liabilities in the six months ended June 30, 2013 included:
·
A $2.8 million decrease in the Company's contract receivables.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $12.4 million at December 31, 2012 to $10.0 million at June 30, 2013.  At June 30, 2013, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $3.3 million versus $2.5 million at December 31, 2012.  Included in the over 90 day balance at June 30, 2013 and December 31, 2012 was $2.3 million due from Shandong Nuclear Power Co. Ltd. which has since been collected.  The Company's unbilled receivables decreased by approximately $500,000 to $10.8 million at June 30, 2013.  The decrease in the unbilled receivables was due to the timing of contracted billing milestones of the Company's current projects.

·	A $716,000 increase in billings in excess of revenue earned. The increase was due to the timing of contracted billing milestones of the Company's projects.

Cash used in investing activities.  Net cash used in investing activities totaled $456,000 for the six months ended June 30, 2014.  Capital expenditures totaled $141,000 and capitalized software development costs totaled $349,000 for the six months ended June 30, 2014.  Releases of restricted cash as collateral under letters of credit totaled $34,000 for the six months ended June 30, 2014.

Net cash used in investing activities totaled $1.4 million for the six months ended June 30, 2013.  Capital expenditures totaled $142,000 and capitalized software development costs totaled $995,000 for the six months ended June 30, 2013.

Cash used in financing activities.  Net cash used in financing activities totaled $500,000 for the six months ended June 30, 2014.  During the six months ended June 30, 2014, the Company made payments of $500,000 in relation to the liability classified contingent-consideration associated with the acquisition of EnVision Systems, Inc.

Net cash used in financing activities totaled $1.5 million for the six months ended June 30, 2013.  During the six months ended June 30, 2013, the Company made payments of $1.2 million in relation to the liability classified contingent-consideration associated with the acquisition of EnVision.  The Company repurchased 217,499 shares of the Company's common stock at an aggregate cost of $368,000 for the six months ended June 30, 2013.  Proceeds from the issuance of common stock for the six months ended June 30, 2013 totaled $44,000.

At June 30, 2014, the Company had cash and cash equivalents of $18.1 million.  In Q3 2014, the Company expects Susquehanna Bank to restrict $3.0 million based on the current amount of outstanding Advances as of June 30, 2014.  The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.

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

Issuances of stand-by letters of credit and advances of working capital (collectively referred to as the "Advances") require that the Company maintain a minimum cash balance of $3.0 million at all times (the "Cash Balance Requirement").  The Cash Balance Requirement will remain at the minimum amount as long as the Company's quarterly consolidated net income (exclusive of gains and losses on derivative instruments and stock option expense) as defined ("Net Income"), remains positive and the Company is in compliance with the covenants.  If the Company's quarterly Net Income is negative or the Company is not in compliance with the covenants, the Cash Balance Requirement will revert to the amount of the Advances, until the Company attains positive Net Income for two consecutive quarters.  The credit agreements contain certain restrictive covenants regarding future acquisitions, and incurrence of debt.  In addition, the credit agreements contain financial covenants with respect to the Company's cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At June 30, 2014, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such the cash flow coverage ratio is not applicable at June 30, 2014.

In June 2014, Susquehanna extended the Revolving Credit Expiration Date to March 31, 2015.  Per the extension letter, the Bank will require that the Cash Balance Requirement be maintained in a segregated account at Susquehanna.  As of June 30, 2014, Susquehanna has not segregated the Cash Balance Requirement, however, the Company expects Susquehanna to restrict $3.0 million based on the current amount of outstanding Advances as of June 30, 2014.

As of
	Covenant	June 30, 2014

Minimum tangible capital base	Must Exceed $26.0 million	$24.7 million
Quick ratio	Must Exceed 2.00 : 1.00	2.51 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.59 : 1.00

As of June 30, 2014, the Company was not in compliance with its "After Tax Net Income" financial covenant and its "Minimum Tangible Capital Base" covenant, as defined above.  As a result, the Company will be required to maintain a cash balance of $3.0 million at Susquehanna which is equivalent to its outstanding Advances at June 30, 2014.  All of the Company's outstanding Advances consisted of stand-by letters of credit.

As of June 30, 2014, the Company was contingently liable for twelve standby letters of credit and two surety bonds totaling $4.3 million which represent advance payment and performance bonds on twelve contracts.  The Company has deposited the full value of four standby letters of credit in escrow accounts, amounting to $1.0 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's balance sheet at June 30, 2014 as restricted cash.

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
As of June 30, 2014, the Company had foreign exchange contracts outstanding of approximately 0.1 million Pounds Sterling and 1.3 million Euro at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $254,000 for the three months ended June 30, 2014.  A 10% fluctuation in the foreign currency exchange rates up or down as of June 30, 2014 would have increased/decreased the change in the estimated fair value of the contracts by $4,500.

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

Item 4.                          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), who is its principal executive officer, and Chief Financial Officer ("CFO"), who is its principal financial officer, to allow timely decisions regarding required disclosure.  At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Exchange Act.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Extension of the $7,500,000 Revolving Credit Note, dated June 30, 2014, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2014                                                              GSE SYSTEMS, INC.

/S/ JAMES A. EBERLE
James A. Eberle
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)