Form 10-Q
period 2014-09-30
GSE SYSTEMS INC
filed 2014-11-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

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

There were 17,887,859 shares of common stock, with a par value of $.01 per share outstanding as of  November 13, 2014.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Unaudited
	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$16,028	$15,643
Restricted cash	470	45
Contract receivables, net	12,478	24,557
Prepaid expenses and other current assets	3,543	3,699
Total current assets	32,519	43,944

Equipment, software and leasehold improvements	7,064	7,090
Accumulated depreciation	(5,331)	(5,175)
Equipment, software and leasehold improvements, net	1,733	1,915

Software development costs, net	1,437	1,020
Intangible assets, net	597	709
Long-term restricted cash	3,721	1,021
Other assets	180	218
Total assets	$40,187	$48,827

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,805	$3,554
Accrued expenses	1,642	1,903
Accrued compensation and payroll taxes	2,226	2,497
Billings in excess of revenue earned	7,343	6,545
Accrued warranty	1,502	1,851
Other current liabilities	972	1,603
Total current liabilities	15,490	17,953

Other liabilities	63	487
Total liabilities	15,553	18,440

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and outstanding none in 2014 and 2013	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued 19,486,770 in 2014 and 2013	195	195
Additional paid-in capital	72,719	72,205
Accumulated deficit	(44,305)	(38,400)
Accumulated other comprehensive loss	(976)	(614)
Treasury stock at cost, 1,598,911 shares in 2014 and 2013	(2,999)	(2,999)
Total stockholders' equity	24,634	30,387
Total liabilities and stockholders' equity	$40,187	$48,827

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013

Contract revenue	$7,823	$11,883	$24,823	$35,300

Cost of revenue	5,368	8,811	17,497	26,332
Write-down of capitalized software development costs	-	-	-	2,174
Gross profit	2,455	3,072	7,326	6,794

Operating expenses:
Selling, general and administrative	4,226	3,808	12,822	11,919
Goodwill impairment loss	-	-	-	4,462
Depreciation	140	135	413	434
Amortization of definite-lived intangible assets	36	51	108	155
Total operating expenses	4,402	3,994	13,343	16,970

Operating loss	(1,947)	(922)	(6,017)	(10,176)

Interest income, net	44	22	103	85
Gain (loss) on derivative instruments, net	69	(78)	178	(221)
Other expense, net	-	(49)	(7)	(60)
Loss before income taxes	(1,834)	(1,027)	(5,743)	(10,372)

Provision (benefit) for income taxes	61	(32)	162	(23)
Net loss	$(1,895)	$(995)	$(5,905)	$(10,349)

Basic loss per common share	$(0.11)	$(0.06)	$(0.33)	$(0.57)

Diluted loss per common share	$(0.11)	$(0.06)	$(0.33)	$(0.57)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013

Net loss	$(1,895)	$(995)	$(5,905)	$(10,349)

Foreign currency translation adjustment, net of tax	(261)	252	(362)	92

Comprehensive loss	$(2,156)	$(743)	$(6,267)	$(10,257)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2013	19,487	$195	$72,205	$(38,400)	$(614)	(1,599)	$(2,999)	$30,387

Stock-based compensation expense	-	-	514	-	-	-	-	514
Foreign currency translation adjustment, net of tax	-		-	-	(362)	-	-	(362)
Net loss	-	-	-	(5,905)	-	-	-	(5,905)
Balance, September 30, 2014	19,487	$195	$72,719	$(44,305)	$(976)	(1,599)	$(2,999)	$24,634

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,905)	$(10,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment loss	-	4,462
Write-down of capitalized software development costs	-	2,174
Depreciation	413	434
Amortization of definite-lived intangible assets	108	155
Capitalized software amortization	173	509
Amortization of deferred financing costs	-	9
Change in fair value of contingent consideration	69	215
Stock-based compensation expense	514	641
Equity loss on investments	38	148
(Gain) loss on derivative instruments	(178)	221
Changes in assets and liabilities:
Contract receivables	11,928	3,068
Prepaid expenses and other assets	419	(744)
Accounts payable, accrued compensation and accrued expenses	(2,292)	(1,425)
Billings in excess of revenue earned	792	(186)
Accrued warranty reserves	(349)	(266)
Other liabilities	(575)	263
Net cash provided by (used in) operating activities	5,155	(671)

Cash flows from investing activities:
Capital expenditures	(240)	(287)
Capitalized software development costs	(590)	(1,162)
Restrictions of cash as collateral under letters of credit	(3,159)	(228)
Releases of cash as collateral under letters of credit	34	-
Net cash used in investing activities	(3,955)	(1,677)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	44
Payments of the liability-classified contingent consideration arrangements	(500)	(1,890)
Treasury stock purchases	-	(651)
Net cash used in financing activities	(500)	(2,497)

Effect of exchange rate changes on cash	(315)	18
Net increase (decrease) in cash and cash equivalents	385	(4,827)
Cash and cash equivalents at beginning of year	15,643	22,386
Cash and cash equivalents at end of period	$16,028	$17,559

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months ended September 30, 2014 and 2013
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

For the three and nine months ended September 30, 2014 and 2013, the following customer provided more than 10% of the Company's consolidated revenue:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Slovenské elektrárne, a.s.	0.8%	31.1%	3.4%	25.6%

2.	Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 31, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently in the process of evaluating the impact of its pending adoption of this ASU on the Company's consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

3.	Basic and Diluted Loss Per Common Share

Basic loss per share is based on the weighted average number of outstanding common shares for the period.  Diluted loss per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options were exercised into common stock.

The number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three Months ended		Nine Months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(1,895)	$(995)	$(5,905)	$(10,349)

Denominator:
Weighted-average shares outstanding for basic earnings per share	17,887,859	18,058,319	17,887,859	18,232,873

Effect of dilutive securities:
Employee stock options	-	-	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	17,887,859	18,058,319	17,887,859	18,232,873

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	2,736,703	2,899,349	2,730,558	2,909,597

4.	Contract Receivables

Contract receivables represent balances due from a broad base of both domestic and international customers.  All contract receivables are considered to be collectible within twelve months. Recoverable costs and accrued profit not billed represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts.

The components of contract receivables are as follows:

(in thousands)	September 30,	December 31,
	2014	2013

Billed receivables	$6,201	$19,040
Recoverable costs and accrued profit not billed	6,279	5,519
Allowance for doubtful accounts	(2)	(2)
Total contract receivables, net	$12,478	$24,557

Recoverable costs and accrued profit not billed totaled $6.3 million and $5.5 million as of September 30, 2014 and December 31, 2013, respectively.  During October 2014, the Company invoiced $1.4 million of the unbilled amounts.

The following customers account for more than 10% of the Company's consolidated contract receivables as of:

	September 30, 2014	December 31, 2013
China Nuclear Power Engineering Company	15.5%	4.9%
Slovenské elektrárne, a.s.	2.4%	35.9%

5.	Software Development Costs

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

Software development costs capitalized were $241,000 and $590,000 for the three and nine months ended September 30, 2014, respectively, and $167,000 and $1.2 million for the three and nine months ended September 30, 2013, respectively.  Total amortization expense was $78,000 and $173,000 for the three and nine months ended September 30, 2014, respectively, and $31,000 and $509,000 for the three and nine months ended September 30, 2013, respectively.

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

The second step of the goodwill impairment analysis indicated that the carrying value of the goodwill associated with the reporting unit exceeded its implied fair value resulting in a $4.5 million goodwill impairment charge, non-deductible for tax purposes.  As a result of the analysis, the Company recorded a full goodwill impairment.  The impairment was non-cash in nature and did not affect the Company's liquidity nor impact the debt covenants under the Company's credit facility.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2014 and December 31, 2013 based upon the short-term nature of the assets and liabilities.

The following table presents assets and liabilities measured at fair value at September 30, 2014:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$12,945	$-	$-	$12,945
Foreign exchange contracts	-	30	-	30

Total assets	$12,945	$30	$-	$12,975

Foreign exchange contracts	$-	$(16)	$-	$(16)

Total liabilities	$-	$(16)	$-	$(16)

The following table presents assets and liabilities measured at fair value at December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$10,553	$-	$-	$10,553
Foreign exchange contracts	-	142	-	142

Total assets	$10,553	$142	$-	$10,695

Foreign exchange contracts	$-	$(655)	$-	$(655)

Total liabilities	$-	$(655)	$-	$(655)

8.	Derivative Instruments

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

As of September 30, 2014, the Company had foreign exchange contracts outstanding of approximately 106,000 Pounds Sterling, 34,000 Canadian dollars, and 1.5 million Euro at fixed rates.  The contracts expire on various dates through June 2016.  At December 31, 2013, the Company had contracts outstanding of approximately 237,000 Pounds Sterling, 13.3 million Euro, and 10.1 million Japanese Yen at fixed rates.

The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	September 30,	December 31,
(in thousands)	2014	2013

Asset derivatives
Prepaid expenses and other current assets	$23	$140
Other assets	7	2
	30	142
Liability derivatives
Other current liabilities	(14)	(637)
Other liabilities	(2)	(18)
	(16)	(655)

Net fair value	$14	$(513)

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

For the three and nine months ended September 30, 2014 and 2013, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)	2014	2013	2014	2013

Foreign exchange contracts- change in fair value	$58	$(481)	$312	$(480)
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	11	403	(134)	259

Gain (loss) on derivative instruments, net	$69	$(78)	$178	$(221)

9.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $175,000 and $203,000 of stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively, under the fair value method and recognized $514,000 and $641,000 of stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively.  The Company granted 0 and 60,000 stock options for the three and nine months ended September 30, 2014, respectively.  The fair value of the options granted for the nine months ended September 30, 2014 was $56,000.  The Company granted 0 and 64,500 stock options for the three and nine months ended September 30, 2013, respectively.  The fair value of the granted options at the grant date was $78,000.

10.	Long-Term Debt

At September 30, 2014 and December 31, 2013, the Company had no long-term debt outstanding.

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

On September 9, 2014, the Company signed a Third Comprehensive Amendment to the Master Loan and Security Agreement.  According to the Third Amendment, the Company was to maintain a segregated cash collateral account ("Cash Collateral Account") at Susquehanna Bank equal to the greater of (i) $3.0 million or (ii) the aggregate principal amounts of all Loans outstanding under the Revolving Credit Facility (including any issued and outstanding letters of credit, working capital advances, and negative foreign exchange positions) as security for the Company's obligations.  Under this amendment, Susquehanna Bank shall have complete and unconditional control over the Cash Collateral Account.

On September 30, 2014, Susquehanna Bank collateralized the outstanding letters of credit issued under the master line of credit.  The Cash Collateral account totaled $3.1 million and was classified as restricted cash on the balance sheet.

The credit agreements contain certain restrictive covenants regarding future acquisitions and incurrence of debt.  In addition, the credit agreements contain financial covenants with respect to the Company's cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.  At September 30, 2014, the Company had not paid any interest or principal payments related to any borrowings for over one year.  As such, the cash flow coverage ratio is not applicable at September 30, 2014.

As of
	Covenant	September 30, 2014

Minimum tangible capital base	Must Exceed $26.0 million	$22.6 million
Quick ratio	Must Exceed 2.00 : 1.00	2.10 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.69 : 1.00

As of September 30, 2014, the Company was not in compliance with its "After tax net income" financial covenant and its "Minimum tangible capital base" covenant, as defined above.  As noted above, the Company has cash collateralized all of its outstanding letters of credit as a result of the Third Amendment to its Master Loan Agreement.

As of September 30, 2014, the Company was contingently liable for twelve standby letters of credit and two surety bonds totaling $4.4 million which represent advance payment and performance bonds on twelve contracts.  The Company has deposited the full value of twelve standby letters of credit in escrow accounts, amounting to $4.2 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's balance sheet at September 30, 2014 as restricted cash.

11.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2013	$1,851
Warranty provision	574
Warranty claims	(905)
Currency adjustment	(18)
Balance at September 30, 2014	$1,502

12.	Contingent Consideration

ASC 805 requires that contingent consideration be recognized at fair value on the acquisition date and be remeasured each reporting period with subsequent adjustments recognized in the consolidated statement of operations.

As of September 30, 2014 and December 31, 2013, contingent consideration included in the other current liabilities on the consolidated balance sheet totaled $471,000 and $492,000, respectively.  As of September 30, 2014 and December 31, 2013, the Company also had accrued contingent consideration totaling $0 and $409,000, respectively, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.  During the three and nine months ended September 30, 2014, the Company made payments of $0 and $500,000 related to the liability-classified contingent consideration arrangements.   During the three and nine months ended September 30, 2013, the Company made payments of $702,000 and $1.9 million related to the liability-classified contingent consideration arrangements.

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

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense.  The Company has appropriately accounted for its uncertain tax positions.

The Company expects to pay income taxes in India in 2014.  In 2013, the Company paid income taxes in the UK and India.  The Company has a full valuation allowance on its U.S., Chinese and Swedish net deferred tax assets at September 30, 2014.

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

On March 21, 2011, the Board of Directors authorized the purchase of up to $3.0 million of the Company's common stock in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.  The Company completed the share repurchase program in October 2013 and thus will not be repurchasing shares during 2014.  During the three and nine months ended September 30, 2013 the Company repurchased 177,755 and 395,254 shares, respectively, at an aggregate cost of $283,000 and $651,000, respectively.

16.	Subsequent Events

On November 14, 2014, the Company, through its operating subsidiary, GSE Power Systems, Inc. ("GSE Power"), acquired Hyperspring, LLC ("Hyperspring") pursuant to a Membership Interests Purchase Agreement ("Purchase Agreement") with the sellers of Hyperspring ("Sellers").  Hyperspring, headquartered in Huntsville, Alabama, specializes in training and development, plant operations support services, and staff augmentation, primarily in the United States nuclear industry. Hyperspring will operate as a wholly-owned subsidiary of GSE Power.

GSE Power paid the Sellers an aggregate of $3.0 million in cash at the closing date.  The initial $3.0 million payment is subject to adjustments based on the subsequent determination of the actual working capital balance as of the closing date.  In addition, GSE Power may be required, pursuant to the terms of the Purchase Agreement, to pay the Sellers up to an additional $8.4 million if Hyperspring attains certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets for the three-year period ending November 13, 2017.

In conjunction with the Hyperspring acquisition, GSE Power invested $250,000 for a 50 % interest in IntelliQlik, LLC ("IntelliQlik") and is obligated to contribute an additional $250,000 upon the attainment by IntelliQlik of certain milestones.  IntelliQlik is jointly owned by GSE Power and one of the former shareholders of Hyperspring.  IntelliQlik will develop a software platform for online learning  and learning management for all energy sectors, including nuclear, thermal, oil & gas, and hydro-electric.  The IntelliQlik platform will also include applications to support plant engineering, operations and maintenance, as well as provide a platform for Software as a Service to deliver learning materials, industry recruitment services, and specialized simulator training programs.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") is a world leader in real-time high fidelity simulation.  The Company provides simulation and educational solutions and services to the nuclear and fossil electric utility industry, and the chemical and petrochemical industries.

GSE is the parent company of:
·	GSE Power Systems, Inc., a Delaware corporation;
·	GSE Power Systems, AB, a Swedish corporation;
·	GSE Engineering Systems (Beijing) Co. Ltd., a Chinese limited liability company;
·	GSE Systems, Ltd., a Scottish limited liability company;
·	GSE EnVision, LLC, a New Jersey limited-liability company;
·	EnVision Systems (India) Pvt. Ltd., an Indian limited liability company; and
·	Hyperspring, LLC, an Alabama limited liability company.

The Company has a 50% interest in IntelliQlik, LLC, a Delaware limited liability company.

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

General Business Environment

On November 14, 2014, the Company, through its operating subsidiary, GSE Power Systems, Inc. ("GSE Power") completed the acquisition of Hyperspring, LLC and made an investment in IntelliQlik, LLC, in which GSE Power is now a 50% owner.  The addition of these two companies to the GSE family will help us to achieve our goal of "Changing the Way the Energy Industry Learns."

Hyperspring provides a diverse suite of solutions to the energy industry, including training, staffing, and operations support, including: Procedure Development, Work Management, Tagging/Labeling, Outage Execution, Planning/Scheduling, Corrective Action, Self-Assessments, and Equipment Reliability.  In addition to these services, Hyperspring also provides turnkey training programs for, Generic Fundamentals Exams (GFES), Maintenance, Accreditation Training Visit (ATV) preparation and Senior Reactor Operator (SRO) Certification.  Customers include TVA, Entergy, PSEG Nuclear LLC, and NRG Energy Inc.

IntelliQlik has been formed to create a delivery platform for on-line training and learning management for the energy industry.  Through Nuclear University, Power Systems University, Gas Turbine University, Oil and Gas University, and other platforms, IntelliQlik will train and certify qualified candidates for an energy industry with an ever increasing need for skilled professionals.

For years we have described ourselves as a Simulation, Training and Engineering company, providing mainly simulation and engineering solutions to improve designs, de-risk projects and train operators.  With the acquisition of Hyperspring and the formation of IntelliQlik, we are transforming into a Human and Plant Performance Improvement Lifecycle Company.  Together we will improve human performance through turnkey training solutions, with our unique visualization and simulation environment, with a next-generation learning delivery platform through IntelliQlik and though a staff of instructors, engineers and specialists to support our clients' internal projects.   When we further add our engineering and simulation capabilities, we not only address human performance, but performance of an entire plant from design through operations and optimization.

Why is there a need to focus on the performance improvement lifecycle for the energy industry?  The National Research Council of the National Academies was hired by the U.S. Department of Energy's National Energy Technology Laboratory to conduct a study of the emerging workforce trends in the U.S. energy and mining industries.  The study included an analysis of (1) the need for and availability of workers for the oil, natural gas, coal, geologic carbon sequestration, nuclear, geothermal, solar, wind and nonfuel minerals industries; (2) the availability of skilled labor at both entry level and more senior levels; and (3) recommendations for actions needed to meet future labor requirements.  The results of this study were released in their 2013 report entitled Emerging Workforce Trends in the U.S. Energy and Mining Industries: A Call to Action.

The study identified three significant trends:
·	About 1/3 of the U.S. energy industry workforce is comprised of "baby boomers" (those born between 1946 and 1964), and they are poised to retire in great numbers by the end of this decade,
·
There are too few younger workers in the pipeline to replace them, and many of the younger workers lack the necessary science, technology, engineering and math (STEM) skills needed for many energy jobs, and

·	There is a critical need to capture the knowledge of experienced employees before they leave.

Exacerbating this workforce trend is the continuing domestic and global population increases which will continue to increase the overall demand for energy.  As the U.S.' current educational system is not able to provide the needed trained workers in adequate numbers, the onus is on the energy industry itself to address its training needs at both entry levels and more senior levels.  A complete lifecycle of training, from a worker's entry into the energy industry through to the achievement of expert knowledge and capability, is now required for the energy industry more than ever.

As companies are always under pressure to improve productivity, reduce costs and improve operating margins, energy industry companies have been working to create leaner, more competent organizations that can rapidly respond to a changing environment.  Increasing pressures to improve profitability have resulted in flatter organizational structures within companies with less middle management to exercise control.  According to the International Atomic Energy Agency (IAEA) article, A Systematic Approach to Human Performance Improvement in Nuclear Power Plants: Training Solutions, companies understand and value the potential contribution that every employee can make to their overall success.  As a result, companies have been emphasizing the quality of their human performance processes and the building of excellent educational processes for their employees.

To assist energy companies in creating world-class internal training and performance improvement programs, GSE is building the E2E (Entry to Expert) Performance Improvement Cycle solutions, a set of integrated, extensible products and services which provide a structured program from employee selection and onboarding through continuous skills improvement for experienced employees and includes:
·	Employee Recruiting, Screening, and Selection
·	Training Needs Assessments
·	Training Course Development
·	Self Paced Training Tutorials
·	Instructor-Led Training
·	Universal Training Simulators
·	Plant-Specific Operator Training Simulators
·	Plant-Specific Engineering Design Simulators

The goal of our E2E Performance Improvement Cycle offerings is to ensure superior human achievement in the dimensions of:
·	Reduced Turnover
·	Risk reduction by minimizing mistakes
·	Mitigation of the effects of retiring workforce
·	Workforce agility via commonality of learning tools/models
·	Certification/compliance
·	Bottom line improvement

GSE recognized this growing need for energy industry training several years ago and began developing various training solutions leveraging the use of our simulation technology.  For example,
·
GSE created a 163 module, five-simulator training course that we sold to the Emirates Simulation Academy (ESA) LLC, in the UAE, a training academy that was created by GSE and two other partners in 2007.  GSE continues to use and re-sell these training courses.

·	GSE worked with the University of Strathclyde in Glasgow, Scotland to incorporate GSE's simulation into the University's degreed and industrial education programs.
·
GSE acquired EnVision training products (GSE EnVision) to provide a full suite of training materials to the petroleum and process industry.  This training material includes computer-based tutorials and universal process simulators and is available in multiple languages.

·
GSE developed and taught multiple 20-week "Nuclear Operator Jump Start Training Programs" for Southern Nuclear Company in Augusta, GA, successfully training the operators and instructors for the first advanced nuclear plant in the United States.  GSE used our VPanel™ interactive visual training simulator, which was a key reason that this training was extremely successful.

·
GSE developed multiple innovative and interactive 3D training devices for the electric generating and petroleum process industries.  GSE's ACTIV3Di training devices are being used worldwide by members of the Electric Power Research Institute (EPRI) for training and troubleshooting complex components.  These training devices incorporate knowledge from subject matter experts (SMEs) using computers and tablet displays that new learners value highly.

·
GSE developed a Generic Pressurized Water Reactor (GPWR) product that is being used worldwide for research and training in research centers and universities.  The GPWR includes a full-scope simulator, operating procedures, plant system descriptions, and training materials and can be used on GSE's VPanel™ or commonly available computer equipment.

·	GSE provided innovative training tools and simulators to EDF Energy's Cannington Court training center, helping to transform the 900 year old facility into a showcase training center.

Case studies demonstrate that the inclusion of "serious gaming" technology such as immersive 3D environments can reduce training time and improve learning significantly.  In fact, the Royal Canadian Army was able to reduce the cost of training and increase the pass rate of students by incorporating gaming into the curriculum.  Due to the advancement of computer processing power and graphics technology, immersive commercially viable off-the-shelf 3D game engines are readily available.  Additionally, this style of learning also lends itself to the next generation workforce, and as such, GSE is investing significantly in 3D visualization training products.  This investment comes in the form of strategic hires, investment in technology, and software product development.  Through development efforts already undertaken, GSE's engineers have discovered how to link our industry-leading, high fidelity models to commercially available off-the-shelf game engines.  This enables us to "make the invisible visible".  The use of GSE's 3D visualization technology allows users to now see the inside of various components of a power plant such as the inside of an operating reactor, steam generator, or turbine generator.  Blending the learning strategy of incorporating 3D visualization with high-fidelity, real time simulation models will allow GSE to provide the energy industry with better, faster, and less costly training ideally suited for the next generation workforce, which we have branded as ACTIV-3Di.

The dramatic increase in energy demand world-wide over the next 30 years will not only require significant amounts of training for new employees but also require new plants of all sources, too.  Obviously, these new plants will need to be engineered and designed prior to construction, and GSE's modeling tools are being used more and more to verify and validate control system design and overall plant designs.  Finding design errors during engineering rather than construction allows plant startup to occur sooner saving countless dollars and allowing revenue generation sooner.  GSE is developing new design solutions leveraging our high fidelity simulation models to improve and streamline the plant engineering process.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended September 30,				Nine Months ended September 30,
	2014	%	2013	%	2014	%	2013	%
Contract revenue	$7,823	100.0%	$11,883	100.0%	$24,823	100.0%	$35,300	100.0%
Cost of revenue	5,368	68.6%	8,811	74.1%	17,497	70.5%	26,332	74.6%
Write-down of capitalized software development costs	-	0.0%	-	0.0%	-	0.0%	2,174	6.2%

Gross profit	2,455	31.4%	3,072	25.9%	7,326	29.5%	6,794	19.2%
Operating expenses:
Selling, general and administrative	4,226	54.0%	3,808	32.1%	12,822	51.6%	11,919	33.8%
Goodwill impairment loss	-	0.0%	-	0.0%	-	0.0%	4,462	12.6%
Depreciation	140	1.8%	135	1.1%	413	1.7%	434	1.2%
Amortization of definite-lived intangible assets	36	0.5%	51	0.5%	108	0.4%	155	0.4%
Total operating expenses	4,402	56.3%	3,994	33.7%	13,343	53.7%	16,970	48.0%

Operating loss	(1,947)	(24.9)%	(922)	(7.8)%	(6,017)	(24.2)%	(10,176)	(28.8)%

Interest income, net	44	0.6%	22	0.2%	103	0.4%	85	0.2%
Gain (loss) on derivative instruments, net	69	0.9%	(78)	(0.7)%	178	0.7%	(221)	(0.6)%
Other expense, net	-	0.0%	(49)	(0.4)%	(7)	0.0%	(60)	(0.2)%

Loss before income taxes	(1,834)	(23.4)%	(1,027)	(8.7)%	(5,743)	(23.1)%	(10,372)	(29.4)%

Provision (benefit) for income taxes	61	0.8%	(32)	(0.3)%	162	0.7%	(23)	(0.1)%

Net loss	$(1,895)	(24.2)%	$(995)	(8.4)%	$(5,905)	(23.8)%	$(10,349)	(29.3)%

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

Results of Operations - Three and Nine Months ended September 30, 2014 versus Three and Nine Months ended September 30, 2013

Contract Revenue.  Total contract revenue for the three months ended September 30, 2014 totaled $7.8 million, which was 34.2% less than the $11.9 million total revenue for the three months ended September 30, 2013.  For the nine months ended September 30, 2014, contract revenue totaled $24.8 million, a $10.5 million decrease from the $35.3 million revenue for the nine months ended September 30, 2013.  For the three months ended September 30, 2014, the Company recorded orders of $17.6 million bringing the nine month year-to-date order total to $33.5 million.  For the three and nine months ended September 30, 2013, the Company recorded orders of $11.1 million and $20.6 million, respectively.  The decrease in revenue from 2013 to 2014 reflects the completion of the $36.6 million full scope simulator and digital control system order from Slovenské elektrárne, a.s. ("SE") in April 2014. The Company did not have any revenue from the SE project for the three months ended September 30, 2014 but had $3.7 million (31.1% of revenue) for the three months ended September 30, 2013.  For the nine months ended September 30, 2014 and 2013, revenue from the SE project was $770,000 (3.1% of revenue) and $9.1 million (25.6% of revenue), respectively.  During the three and nine months ended September 30, 2014, the Company's fossil fuel simulation revenue has decreased $0.6 million and $2.8 million, respectively, as compared to the same period in the prior year.  The decrease in the fossil fuel simulation revenue is attributable to both the completion of several large fossil fuel simulation projects in 2013 and the delay of capital expenditures by fossil fueled power generation companies due to the economic and regulatory uncertainty regarding coal-fired power plants.  At September 30, 2014, the Company's backlog was $45.7 million.  At December 31, 2013, the Company's backlog totaled $38.0 million.

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

Gross Profit.  Excluding the $2.2 million write-down of capitalized software development costs in the second quarter of 2013, gross profit totaled $2.5 million for the three months ended September 30, 2014 compared to $3.1 million for the same period in 2013.  As a percentage of revenue, gross profit increased from 25.9% for the three months ended September 30, 2013 to 31.4% for the three months ended September 30, 2014.  For the nine months ended September 30, 2014, gross profit was $7.3 million which was an 18.3% decrease from the $9.0 million recognized during the same period in 2013.  As a percentage of revenue, gross profit increased from 25.4% to 29.5% for the nine months ended September 30, 2013 and 2014, respectively.  The decrease in revenue on the Slovakia contract, which has an overall gross profit lower than the Company's normal gross profits, has contributed to the increase in gross profit percentage for the three and nine months ended September 30, 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses totaled $4.2 million in the three months ended September 30, 2014, an 11.0% increase from the $3.8 million for the same period in 2013.  For the nine months ended September 30, 2014 and 2013, SG&A expenses totaled $12.8 million and $11.9 million, respectively.  The increases reflect the following spending variances:

·
Business development and marketing costs remained even at $1.1 million for both the three months ended September 30, 2014 and 2013, respectively, and decreased to $3.3 million from $3.6 million for the nine months ended September 30, 2014 and 2013, respectively. Bidding and proposal costs, which are the costs of operations personnel assisting with the preparation of contract proposals, decreased slightly year over year.  Bidding and proposal costs were $420,000 and $448,000 for the three months ended September 30, 2014 and 2013, respectively, and $1.2 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.

·
The Company's general and administrative expenses ("G&A") increased to $1.9 million from $1.6 million for the three months ended September 30, 2014 and 2013, respectively, and increased to $6.1 million from $5.9 million for the nine months ended September 30, 2014 and 2013, respectively.  Some components of G&A are as follows:

o
The Company incurred foreign currency exchange losses of $83,000 for the three months ended September 30, 2014 compared to gains of $179,000 for the three months ended September 30, 2013.  For the nine months ended September 30, 2014 and 2013, the Company incurred foreign currency exchange losses of $197,000 and gains of $41,000, respectively.

o
Costs related to maintaining the Company's global Enterprise Resource Planning system totaled $59,000 and $204,000 for the three and nine months ended September 30, 2014 as compared to $63,000 and $352,000 for the three and nine months ended September 30, 2013, respectively.

o
During the three and nine months ended September 30, 2014, the Company incurred severance costs of $272,000 and $746,000, respectively, associated with terminations in both the U.S. and Swedish offices.  In addition, we recorded a $137,000 charge in the second quarter of 2014 related to the renegotiation of our Swedish office lease to downsize the office.  The Company incurred $39,000 and $160,000 in severance costs during the three and nine months ended September 30, 2013.

o
The Company has reduced administrative costs by $215,000 and $706,000 for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year predominantly as a result of spending reductions in numerous areas including corporate salaries, audit and tax services, and corporate travel.

·
Gross spending on software product development ("development") expenses for the three and nine months ended September 30, 2014 totaled $1.0 million and $2.8 million, respectively, as compared to $745,000 and $2.2 million for the three and nine months ended September 30, 2013, respectively. The Company capitalized $241,000 (23.3% of development expenses) and $590,000 (20.8% of development expenses) of product development expenses for the three and nine months ended September 30, 2014, respectively, and $167,000 (22.4% of development expenses) and $1.2 million (52.1% of development expenses) for the same periods in 2013, respectively.  Net development spending increased from $578,000 for the three months ended September 30, 2013 to $795,000 for the three months ended September 30, 2014 and from $1.1 million for the nine months ended September 30, 2013 to $2.2 million for the nine months ended September 30, 2014.

o
The Company's 3D visualization team, which develops 3D technology to add to our training programs, incurred $43,000 and $178,000 of costs related to this effort during the three and nine months ended September 30, 2014, respectively, as compared to $0 and $69,000 for the same periods in 2013, respectively.

o
Development expense related to the EnVision product line totaled $233,000 and $68,000 for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, EnVision incurred $455,000 and $308,000 of development expense, respectively.  In 2014, the Company began development of new natural gas liquefaction and liquefied natural gas process simulation training tools and tutorials.

o
Spending on other software product development totaled $760,000 and $2.2 million for the three and nine months ended September 30, 2014, respectively.  Spending on other software product development totaled $677,000 and $1.9 million for the three and nine months ended September 30, 2013, respectively.  The Company's development expenses were mainly related to a new configuration management system and maintenance of JADE™ applications.

Goodwill Impairment Loss.  The Company incurred a goodwill impairment loss of $4.5 million during the second quarter of 2013.  Refer to the Liquidity and Capital Resources section below for further discussion regarding the factors leading to the impairment loss and the valuation methodologies and assumptions used in the goodwill impairment test.

Depreciation.  Depreciation expense totaled $140,000 and $135,000 during the quarters ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, depreciation expense totaled $413,000 and $434,000, respectively.

Amortization of Definite-lived Intangible Assets. Amortization expense related to definite-lived intangible assets totaled $36,000 and $51,000 for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, amortization expense related to definite-lived intangible assets totaled $108,000 and $155,000, respectively.

Operating Loss.  The Company had an operating loss of $1.9 million (24.9% of revenue) during the three months ended September 30, 2014, as compared with an operating loss of $922,000 (7.8% of revenue) for the same period in 2013.  For the nine months ended September 30, 2014 and 2013, the Company had an operating loss of $6.0 million (24.2 % of revenue) and an operating loss of $10.2 million (28.8% of revenue), respectively.  Excluding the impact of the second quarter 2013 $2.2 million capitalized software write down and the $4.5 million goodwill impairment, the Company generated an operating loss of $3.5 million (10.0% of revenue) during the nine months ended September 30, 2013. The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $44,000 and $22,000 for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, net interest income totaled $103,000 and $85,000, respectively.

Gain (Loss) on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of September 30, 2014, the Company had foreign exchange contracts outstanding of approximately 106,000 Pounds Sterling, 33,000 Canadian Dollars and 1.5 million Euro at fixed rates.  The contracts expire on various dates through June 2016.  The Company has not designated the contracts as hedges and has recognized gains on the change in the estimated fair value of the contracts of $58,000 and $312,000 for the three and nine months ended September 30, 2014, respectively.

As of September 30, 2013, the Company had foreign exchange contracts outstanding of approximately 0.4 million Pounds Sterling, 17.7 million Euro, and 11.8 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and had recognized losses on the change in the estimated fair value of the contracts of $481,000 and  $480,000 for the three and nine months ended September 30, 2013, respectively.

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and nine months ended September 30, 2014, the Company recognized a gain of $11,000 and a loss of $134,000, respectively, from the remeasurement of such contract receivables, billings in excess of revenue earned and subcontractor accruals.  For the same periods in 2013, the Company recognized gains of $403,000 and $259,000, respectively.

Other Expense, Net.  For the three and nine months ended September 30, 2014, the Company recognized other expense, net of $0 and $7,000, respectively.  For the three and nine months ended September 30, 2013, the Company recognized other expense, net of $49,000 and $60,000, respectively. The major components of other expense, net included the following items:

·
On May 22, 2013, the Company and Electrobalt Holding, a Russian Federation closed joint-stock company, created a 50/50 joint venture called General Simulation Engineering RUS Limited Liability Company ("GSE RUS"). For the nine months ended September 30, 2014, the Company recognized a loss of $38,000 relating to its pro rata share of operating results from GSE-RUS.  No equity gains or losses on the GSE RUS investment were recorded in 2013.

·
For the three and nine months ended September 30, 2013, the Company recognized losses of $52,000 and $148,000, respectively, relating to its pro rata share of operating results from GSE-UNIS Simulation Technology Co., Ltd.  The Company and its joint venture partner, Beijing Unis Investment Co., Ltd., (UNIS) agreed in principal to terminate the GSE-UNIS joint venture as of July 31, 2013.  As a result of UNIS agreeing in principal to purchase GSE's 49% ownership interest in the joint venture, the Company reclassified its $1.2 million investment to Other Current Assets.

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

·
The Company had other miscellaneous income of $31,000 for the nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, the Company had other miscellaneous income of $3,000 and $6,000, respectively.

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

The Company expects to pay income taxes in India in 2014.  In 2013, the Company paid income taxes to the UK and India.  The Company has a full valuation allowance on its U.S., Chinese and Swedish net deferred tax assets at September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2014, the Company's cash and cash equivalents totaled $16.0 million compared to $15.6 million at December 31, 2013.

Cash provided by (used in) operating activities.  For the nine months ended September 30, 2014, net cash provided by operations totaled $5.2 million.  Significant changes in the Company's assets and liabilities in the nine months ended September 30, 2014 included:
·
An $11.9 million decrease in the Company's contract receivables, excluding any gains or losses on derivatives.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $19.0 million at December 31, 2013 to $6.2 million at September 30, 2014.  At September 30, 2014, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $549,000 as compared to $623,000 at December 31, 2013.  The Company believes the entire 90-day balance at September 30, 2014 will be received.  The Company's unbilled receivables increased by approximately $760,000 to $6.3 million at September 30, 2014 as compared to December 31, 2013.  The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company's current projects.  In October 2014, the Company invoiced $1.4 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

·	A $2.3 million decrease in accounts payable, accrued compensation and accrued expenses. The decrease was due to the timing of payments made by the Company to vendors and subcontractors.

For the nine months ended September 30, 2013, net cash used in operations totaled $671,000.  Significant changes in the Company's assets and liabilities in the nine months ended September 30, 2013 included:
·
A $3.1 million decrease in the Company's contract receivables.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $12.4 million at December 31, 2012 to $6.2 million at September 30, 2013.  At September 30, 2013, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $1.2 million versus $2.5 million at December 31, 2012.  The Company's unbilled receivables increased by approximately $3.4 million to $14.8 million at September 30, 2013.  The increase in the unbilled receivables was due to the timing of contracted billing milestones of the Company's current projects.

·	A 1.4 million decrease in accounts payable, accrued compensation, and accrued expenses. The decrease was due to the timing of payments made by the Company to vendors and subcontractors.

Cash used in investing activities.  Net cash used in investing activities totaled $4.0 million for the nine months ended September 30, 2014.  Capital expenditures totaled $240,000 and capitalized software development costs totaled $590,000 for the nine months ended September 30, 2014.  On September 30, 2014, Susquehanna Bank collateralized the Company's outstanding letters of credit and segregated $3.1 million into a restricted cash account.  Releases of restricted cash as collateral under letters of credit totaled $34,000 for the nine months ended September 30, 2014.

Net cash used in investing activities totaled $1.7 million for the nine months ended September 30, 2013.  Capital expenditures totaled $287,000 and capitalized software development costs totaled $1.2 million for the nine months ended September 30, 2013.

Cash used in financing activities.  Cash used in financing activities totaled $500,000 for the nine months ended September 30, 2014.  During the nine months ended September 30, 2014, the Company made payments of $500,000 in relation to the liability classified contingent-consideration associated with the acquisition of EnVision Systems, Inc.

Net cash used in financing activities totaled $2.5 million for the nine months ended September 30, 2013.  During the nine months ended September 30, 2013, the Company made payments of $1.9 million in relation to the liability classified contingent-consideration associated with the acquisition of EnVision.  The Company repurchased 217,499 shares of the Company's common stock at an aggregate cost of $651,000 for the nine months ended September 30, 2013.  Proceeds from the issuance of common stock for the nine months ended September 30, 2013 totaled $44,000.

At September 30, 2014, the Company had cash and cash equivalents of $16.0 million.  The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.

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

On September 9, 2014, the Company signed a Third Comprehensive Amendment to the Master Loan and Security Agreement.  According to the Third Amendment, the Company was to maintain a segregated cash collateral account ("Cash Collateral Account") at Susquehanna Bank equal to the greater of (i) 3.0 million or (ii) the aggregate principal amounts of all Loans outstanding under the Revolving Credit Facility (including any issued and outstanding letters of credit, working capital advances, and negative foreign exchange positions) as security for the Company's obligations.  Under this amendment, Susquehanna Bank shall have complete and unconditional control over the Cash Collateral Account.

On September 30, 2014, Susquehanna Bank collateralized the outstanding letters of credit issued under the master line of credit.  The Cash Collateral account totaled $3.1 million and was classified as restricted cash on the balance sheet.

As of
	Covenant	September 30, 2014

Minimum tangible capital base	Must Exceed $26.0 million	$22.6 million
Quick ratio	Must Exceed 2.00 : 1.00	2.10 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	.69 : 1.00

As of September 30, 2014, the Company was not in compliance with its "After tax net income" financial covenant and its "Minimum tangible capital base" covenant, as defined above.  As noted above, the Company has cash collateralized all of its outstanding letters of credit as a result of the Third Amendment to its Master Loan Agreement.

As of September 30, 2014, the Company was contingently liable for 12 standby letters of credit and 2 surety bonds totaling $4.4 million which represent advance payment and performance bonds on 12 contracts.  The Company has deposited the full value of 12 standby letters of credit in escrow accounts, amounting to $4.2 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's balance sheet at September 30, 2014 as restricted cash.

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
As of September 30, 2014, the Company had foreign exchange contracts outstanding of approximately 106,000 Pounds Sterling, 34,000 Canadian Dollars, and 1.5 million Euro at fixed rates.  The contracts expire on various dates through June 2016.  The Company had not designated the contracts as hedges and has recognized gains on the change in the estimated fair value of the contracts of $58,000 and $312,000 for the three and nine months ended September 30, 2014, respectively.  A 10% fluctuation in the foreign currency exchange rates up or down as of September 30, 2014 would have increased/decreased the change in the estimated fair value of the contracts by $1,400.

As of September 30, 2013, the Company had foreign exchange contracts outstanding of approximately 0.4 million Pounds Sterling, 17.7 million Euro, and 11.8 million Japanese Yen at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and had recognized losses on the change in the estimated fair value of the contracts of $481,000 and $480,000 for the three and nine months ended September 30, 2013, respectively.  A 10% fluctuation in the foreign currency exchange rates up or down as of September 30, 2013 would have increased/decreased the change in the estimated fair value of the contracts by $51,200.

Item 4.                          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), who is its principal executive officer, and Chief Financial Officer ("CFO"), who is its principal financial officer, to allow timely decisions regarding required disclosure.  At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Exchange Act.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Second Comprehensive Amendment to Master Loan Agreement, filed herewith.

10.2	Third Comprehensive Amendment to Master Loan Agreement, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2014                                                              GSE SYSTEMS, INC.

/S/ JAMES A. EBERLE
James A. Eberle
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)