Form 10-Q
period 2015-03-31
GSE SYSTEMS INC
filed 2015-05-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

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

There were 17,887,859 shares of common stock, with a par value of $.01 per share outstanding as of  May 13, 2015.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Unaudited
	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,590	$13,583
Restricted cash	775	613
Contract receivables, net	15,191	15,830
Prepaid expenses and other current assets	1,698	1,703
Total current assets	29,254	31,729

Equipment, software and leasehold improvements	6,957	7,055
Accumulated depreciation	(5,171)	(5,229)
Equipment, software and leasehold improvements, net	1,786	1,826

Software development costs, net	1,830	1,414
Goodwill	5,612	5,612
Intangible assets, net	1,145	1,279
Long-term restricted cash	3,465	3,591
Other assets	485	548
Total assets	$43,577	$45,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$-	$339
Accounts payable	1,967	2,330
Accrued expenses	1,631	1,554
Accrued compensation and payroll taxes	2,516	2,595
Billings in excess of revenue earned	7,885	8,684
Accrued warranty	1,507	1,456
Current contingent consideration	1,900	2,842
Other current liabilities	499	473
Total current liabilities	17,905	20,273

Contingent consideration	2,492	1,948
Other liabilities	86	38
Total liabilities	20,483	22,259

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and outstanding none in 2015 and 2014	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued 19,486,770 and 17,887,859 shares outstanding in both 2015 and 2014	195	195
Additional paid-in capital	73,051	72,917
Accumulated deficit	(45,686)	(45,142)
Accumulated other comprehensive loss	(1,467)	(1,231)
Treasury stock at cost, 1,598,911 shares in 2015 and 2014	(2,999)	(2,999)
Total stockholders' equity	23,094	23,740
Total liabilities and stockholders' equity	$43,577	$45,999

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended March 31,
	2015	2014

Contract revenue	$13,996	$8,724
Cost of revenue	10,774	6,500
Gross profit	3,222	2,224

Operating expenses:
Selling, general and administrative	3,366	4,144
Depreciation	129	139
Amortization of definite-lived intangible assets	123	36
Total operating expenses	3,618	4,319

Operating loss	(396)	(2,095)

Interest income, net	27	31
Gain (loss) on derivative instruments, net	(48)	104
Other expense, net	(39)	(10)
Loss before income taxes	(456)	(1,970)

Provision for income taxes	88	54
Net loss	$(544)	$(2,024)

Basic loss per common share	$(0.03)	$(0.11)

Diluted loss per common share	$(0.03)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months ended March 31,
	2015	2014

Net loss	$(544)	$(2,024)

Foreign currency translation adjustment, net of tax	(236)	5

Comprehensive loss	$(780)	$(2,019)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2014	19,487	$195	$72,917	$(45,142)	$(1,231)	(1,599)	$(2,999)	$23,740

Stock-based compensation expense	-	-	134	-	-	-	-	134
Foreign currency translation adjustment	-		-	-	(236)	-	-	(236)
Net loss	-	-	-	(544)	-	-	-	(544)
Balance, March 31, 2015	19,487	$195	$73,051	$(45,686)	$(1,467)	(1,599)	$(2,999)	$23,094

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(544)	$(2,024)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	129	139
Amortization of definite-lived intangible assets	123	36
Capitalized software amortization	90	32
Change in fair value of contingent consideration	(80)	27
Stock-based compensation expense	134	178
Equity loss on investments	39	27
(Gain) loss on derivative instruments	48	(104)
Changes in assets and liabilities:
Contract receivables	583	9,875
Prepaid expenses and other assets	86	126
Accounts payable, accrued compensation and accrued expenses	(358)	(2,210)
Billings in excess of revenue earned	(791)	173
Accrued warranty reserves	51	(61)
Other liabilities	18	(388)
Net cash provided by (used in) operating activities	(472)	5,826

Cash flows from investing activities:
Capital expenditures	(104)	(80)
Capitalized software development costs	(506)	(155)
Restrictions of cash as collateral under letters of credit	(216)	-
Releases of cash as collateral under letters of credit	180	34
Net cash used in investing activities	(646)	(201)

Cash flows from financing activities:
Payments on line of credit	(339)	-
Payments of the liability-classified contingent consideration arrangements	(318)	(500)
Net cash used in financing activities	(657)	(500)

Effect of exchange rate changes on cash	(218)	(12)
Net increase (decrease) in cash and cash equivalents	(1,993)	5,113
Cash and cash equivalents at beginning of year	13,583	15,643
Cash and cash equivalents at end of period	$11,590	$20,756

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended March 31, 2015 and 2014
(Unaudited)

1.	Basis of Presentation and Revenue Recognition

Basis of Presentation

The consolidated interim financial statements included herein have been prepared by GSE Systems, Inc. (the "Company" or "GSE") without independent audit.  In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted.  The results of operations for interim periods are not necessarily an indication of the results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 19, 2015.  Certain reclassifications have been made to prior period amounts to conform to the current presentation.

The Company has two reportable segments as follows:

·	Performance Improvement Solutions
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
Financial information about the two business segments are provided in Note 15 of the accompanying Consolidated Financial Statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  The Company's most significant estimates relate to revenue recognition, product warranties, capitalization of software development costs, valuation of goodwill and intangible assets acquired, contingent consideration issued in business acquisitions, and the recoverability of deferred tax assets.  Actual results could differ from these estimates and those differences could be material.

Revenue Recognition on Long-Term Contracts
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

For the three months ended March 31, 2015 the following customer provided more than 10% of the Company's consolidated revenue:

	Three Months ended March 31,
	2015	2014
Tennessee Valley Authority	21.0%	0.0%

Tennessee Valley Authority ("TVA") is a customer of Hyperspring, LLC, which was acquired on November 14, 2014.

2.	Recently Adopted Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 31, 2018, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently in the process of evaluating the impact of its pending adoption of this ASU on the Company's consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

3.	Basic and Diluted Loss Per Common Share

Basic loss per share is based on the weighted average number of outstanding common shares for the period.  Diluted loss per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options were exercised into common stock.

The number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three Months ended
	March 31,
	2015	2014
Numerator:
Net loss	$(544)	$(2,024)

Denominator:
Weighted-average shares outstanding for basic earnings per share	17,887,859	17,887,859

Effect of dilutive securities:
Employee stock options	-	-

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	17,887,859	17,887,859

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	2,565,067	2,897,319

4.	Acquisition

Hyperspring, LLC

On November 14, 2014, (the "Closing Date") the Company, through its operating subsidiary, GSE Power Systems, Inc. (now GSE Performance Solutions, Inc. "GSE Performance"),  acquired Hyperspring, LLC ("Hyperspring") pursuant to a Membership Interests Purchase Agreement ("Purchase Agreement") with the sellers of Hyperspring ("Sellers").  Hyperspring, headquartered in Huntsville, Alabama, specializes in training and development, plant operations support services, and staff augmentation, primarily in the United States nuclear industry.  Hyperspring operates as a wholly-owned subsidiary of GSE Performance.  The purchase price allocation included customer relationship intangible assets valued at $779,000 which are being amortized over seven years.
GSE Performance paid the Sellers an aggregate of $3.0 million in cash at the closing date. In addition, GSE may be required, pursuant to the terms of the Purchase Agreement, to pay the Sellers up to an additional $8.4 million if Hyperspring attains certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets for the three-year period ending November 13, 2017.  Accordingly, the total cash paid to the former Hyperspring members may total $11.4 million.  Included in this $11.4 million was a $1.2 million payment to the Hyperspring members if Hyperspring was successful in renewing its contract with the Tennessee Valley Authority ("TVA") on or before May 15, 2015 for a two year period for substantially the same scope as was currently being provided and with substantially the same economics. However, TVA did not issue their request for bid until late April 2015 and the award date is now scheduled for November 2015.  Although TVA did grant Hyperspring a six month extension of their contract from May to November 2015, since this did not meet the two-year extension requirement per the Purchase Agreement, the $1.2 million TVA payment is divided into three increments of $400,000 each and are added to the annual payments which will be made to the former Hyperspring members if they achieved certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets for the three-year period ending November 13, 2017.  However, refer to Note 16 Subsequent Events regarding an amendment to the Purchase Agreement affecting the $1.2 million TVA payment.
In conjunction with the Hyperspring acquisition, GSE Performance invested $250,000 for a 50% interest in IntelliQlik, LLC ("IntelliQlik").  IntelliQlik is developing a software platform for online learning and learning management for the energy market.  GSE Performance is obligated to contribute an additional $250,000 should IntelliQlik attain certain development milestones by September 30, 2015.  IntelliQlik is jointly owned by GSE Performance and a former member of Hyperspring.
To assist our clients in creating world-class internal training and performance improvement programs, GSE is building an E2E (Entry2Expert) Performance Solution.  The Performance Solution includes a set of integrated and scalable products and services that provide a structured training program, from employee selection and onboarding through continuous skills improvement for experienced employees.  The Hyperspring acquisition, through its staff of instructors, engineers and specialists, and the IntelliQlik training platform, once completed, will increase the breadth of solutions that GSE can offer within the E2E Performance Solution program.

The following table summarizes the purchase price and purchase price allocation for the acquisition of Hyperspring, LLC, acquired on November 14, 2014.

(in thousands)

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

Pro forma results.  Our consolidated financial statements include the operating results of Hyperspring as of the date of acquisition.  For the three months ended March 31, 2015 and 2014, the unaudited pro forma financial information below assumes that our material business acquisition of Hyperspring occurred on January 1, 2014.  This pro forma information does not purport to represent what the Company's actual results would have been if the acquisition had occurred as of the date indicated or what results would be for any future periods.

(in thousands except per share data)	(unaudited)
	Three Months ended
	March 31,
Pro forma financial information including the acquisition of Hyperspring	2015	2014
Revenue	$13,996	$13,208
Operating loss	(446)	(2,101)
Net loss	(592)	(2,031)
Loss per common share — basic	$(0.03)	$(0.11)
Loss per common share — diluted	$(0.03)	$(0.11)

Contingent Consideration

Accounting Standards Codification 805, Business Combinations ("ASC 805") requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement and discount the liabilities to present value using a weighted-average cost of capital. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value, and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

As of March 31, 2015 and December 31, 2014, contingent consideration included in the other current liabilities on the consolidated balance sheet totaled $1.9 million and $2.8 million, respectively.  As of March 31, 2015 and December 31, 2014, we also had accrued contingent consideration totaling $2.5 million and $1.9 million, respectively, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

(in thousands)
	March 31,	December 31,
	2015	2014
Hyperspring, LLC	$1,516	$2,152
IntelliQlik, LLC	213	213
EnVision Systems, Inc.	171	477
Current contingent consideration	$1,900	$2,842

Hyperspring, LLC	$2,492	$1,948
Contingent consideration	$2,492	$1,948

5.	Contracts Receivables

Contract receivables represent balances due from a broad base of both domestic and international customers.  All contract receivables are considered to be collectible within twelve months. Recoverable costs and accrued profit not billed represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts.

The components of contract receivables are as follows:

(in thousands)	March 31,	December 31,
	2015	2014

Billed receivables	$8,427	$10,792
Recoverable costs and accrued profit not billed	6,766	5,060
Allowance for doubtful accounts	(2)	(22)
Total contract receivables, net	$15,191	$15,830

Recoverable costs and accrued profit not billed totaled $6.8 million and $5.1 million as of March 31, 2015 and December 31, 2014, respectively.  During April 2015, the Company invoiced $2.3 million of the unbilled amounts.

The following customer accounted for more than 10% of the Company's consolidated contract receivables as of December 31, 2014:

	March 31, 2015	December 31, 2014
State Nuclear Power Automation System Engineering Co.	7.0%	10.2%

6.	Software Development Costs

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

Software development costs capitalized were $506,000 and $155,000 for the three months ended March 31, 2015 and 2014, respectively.  Total amortization expense was $90,000 for the three months ended March 31, 2015 and $32,000 for the three months ended March 31, 2014.

7.	Goodwill and Intangible Assets

Goodwill

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. generally accepted accounting principles. After the acquisition of Hyperspring, LLC ("Hyperspring") on November 14, 2014, our reporting units are: (i) Performance Improvement Solutions and (ii) Staff Augmentation.  At March 31, 2015 and December 31, 2014, the $5.6 million of goodwill  balance was related to the Hyperspring acquisition and is assigned to our Staff Augmentation segment.
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

8.	Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities.

The following table presents assets and liabilities measured at fair value at March 31, 2015:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$10,557	$-	$-	$10,557
Foreign exchange contracts	-	149	-	149

Total assets	$10,557	$149	$-	$10,706

Foreign exchange contracts	$-	$(78)	$-	$(78)

Total liabilities	$-	$(78)	$-	$(78)

The following table presents assets and liabilities measured at fair value at December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$11,661	$-	$-	$11,661
Foreign exchange contracts	-	92	-	92

Total assets	$11,661	$92	$-	$11,753

Foreign exchange contracts	$-	$(24)	$-	$(24)

Total liabilities	$-	$(24)	$-	$(24)

9.	Derivative Instruments

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
As of March 31, 2015, the Company had foreign exchange contracts outstanding of approximately 0.3 million Pounds Sterling, 0.7 million Australian Dollars and 2.2 million Euro at fixed rates.  The contracts expire on various dates through December 2016.  At December 31, 2014, the Company had contracts outstanding of approximately 0.3 million Pounds Sterling, 1.4 million Euro, 0.8 million Australian Dollars, and 0.5 million Malaysian Ringgits at fixed rates.

The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	March 31,	December 31,
(in thousands)	2015	2014

Asset derivatives
Prepaid expenses and other current assets	$109	$71
Other assets	40	21
	149	92
Liability derivatives
Other current liabilities	(24)	(23)
Other liabilities	(54)	(1)
	(78)	(24)

Net fair value	$71	$68

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

For the three months ended March 31, 2015 and 2014, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three Months ended March 31,
(in thousands)	2015	2014

Foreign exchange contracts- change in fair value	$-	$243
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	(48)	(139)
Gain (loss) on derivative instruments, net	$(48)	$104

10.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $134,000 and $178,000 of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively, under the fair value method.  The Company granted 50,000 stock options for the three months ended March 31, 2015.  The fair value of the options granted for the three months ended March 31, 2015 was $40,000.  The Company granted 60,000 stock options for the three months ended March 31, 2014.  The fair value of the granted options at the grant date was $56,000.

11.	Long-Term Debt

At March 31, 2015 and December 31, 2014, the Company had no long-term debt.
Lines of Credit
Susquehanna Bank
At March 31, 2015, the Company had a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna Bank ("Susquehanna").  The Company and its subsidiary, GSE Performance Solutions, Inc., were jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 1/2%.  The agreement expires on June 30, 2015.
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
On September 30, 2014, Susquehanna Bank collateralized the outstanding letters of credit issued under the line of credit.  At both March 31, 2015 and December 31, 2014, the cash collateral account totaled $4.2 million and was classified as restricted cash on the balance sheet.
The credit agreement contains certain restrictive covenants regarding future acquisitions and incurrence of debt.  In addition, the credit agreement contains financial covenants with respect to the Company's cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.

As of
	Covenant	March 31, 2015

Cash flow coverage ratio	Must Exceed 1.20 : 1.00	-4.41 : 1.00
Minimum tangible capital base	Must Exceed $26.0 million	$14.5 million
Quick ratio	Must Exceed 2.00 : 1.00	1.63 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	1.41 : 1.00

As of March 31, 2015, the Company was not in compliance with any of its covenants as defined above, however, the Company has received a written waiver from Susquehanna Bank for noncompliance.

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
On December 7, 2014, the working capital line of credit matured while the Company was renegotiating the new terms with IberiaBank subsequent to the acquisition of Hyperspring. On January 22, 2015, a promissory note was executed between Hyperspring, LLC and IberiaBank to extend the $1.0 million line of credit until June 30, 2015. Under the new terms, interest is payable monthly at a rate of the prime rate of interest as published in the money rate section of the Wall Street Journal plus 1.00%. The effective rate at the date of the promissory note was 4.25%. The line is secured by all accounts of Hyperspring and guaranteed by GSE Systems, Inc.
At December 31, 2014 the outstanding balance on the line of credit was $339,000.  At March 31, 2015, no balance was outstanding on the line of credit.
The Company draws on the IberiaBank line of credit as needed mainly to provide for payroll funding for Hyperspring. The line is replenished through collection of receivables obtained in the following weeks.
Contingent Liabilities
As of March 31, 2015, the Company was contingently liable for fourteen standby letters of credit and one surety bond totaling $4.3 million which represent advance payment and performance bonds on twelve contracts.  The Company has deposited the full value of fourteen standby letters of credit in escrow accounts, amounting to $4.2 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's balance sheet at March 31, 2015 as restricted cash.

12.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2014	$1,456
Warranty provision	171
Warranty claims	(109)
Currency adjustment	(11)
Balance at March 31, 2015	$1,507

13.	Income Taxes

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

The Company expects to pay income taxes in India and the UK in 2015.  In 2014, the Company paid income taxes in the UK and India.  The Company has a full valuation allowance on its U.S., Swedish, and Chinese net deferred tax assets at March 31, 2015.

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

15.              Segment Information

The Company has two reportable business segments.  The Performance Improvement Solutions business segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve.  Solutions include simulation for both training and engineering applications.  Example training applications include turnkey and custom training services, while engineering services include plant design verification and validation. We provide these services across all our market segments.  Contracts typically range from ten months to three years.

The Staff Augmentation services segment provides specialized workforce solutions primarily to the U.S. nuclear industry, working at our clients' facilities.  This business is managed through our Hyperspring, LLC subsidiary.  The business model, management focus, margins and other factors clearly separate this business line from the rest of the GSE product and service portfolio.  Hyperspring has been providing these services since 2005.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment contract revenue to consolidated revenue and operating results to consolidated loss before income taxes:

(in thousands)	Three Months ended
	March 31,
	2015	2014
Contract revenue:
Performance Improvement Solutions	$8,816	$8,724
Staff Augmentation	5,180	-
	13,996	8,724

Operating income (loss):
Performance Improvement Solutions	(776)	(2,068)
Staff Augmentation	300	-
Gain (Loss) on change in fair value of contingent consideration, net	80	(27)

Operating loss	(396)	(2,095)

Interest income, net	27	31
Gain (loss) on derivative instruments, net	(48)	104
Other expense, net	(39)	(10)
Loss before income taxes	$(456)	$(1,970)

16.	Subsequent Events

On May 13, 2015, GSE Performance Solutions, Inc. (previously known as GSE Power Systems, Inc.) and the former owners (the "Sellers") of Hyperspring, LLC agreed to an amendment (the "Amendment") to the Membership Interest Purchase Agreement.  Under the terms of the Amendment, the date to attain a renewal of the TVA contract was extended from May 15, 2015 to December 31, 2015 (the "Extension Date").  If, prior to the Extension Date, the TVA contract is renewed until at least May 15, 2016,  the Sellers will receive a lump sum payment in the amount of $600,000 and if the TVA contract is renewed until at least May 15, 2017,  the Sellers will receive a lump sum payment in the amount of $1.2 million.  If Hyperspring does not achieve a new, multi-year contract with TVA, then the $1.2 million earnout payment will remain divided into three increments of $400,000 and be added to the annual payments which will be made to the former Hyperspring members if they achieve EBITDA targets for the three year period following the Acquisition Date.
Due to the amendment of the Purchase Agreement, the Company will recognize a $262,000 accretion expense charge in the second quarter 2015 to reflect the change in the current value of the contingent consideration based on the revised payment terms.

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

GSE is the parent company of:
·	GSE Performance Solutions, Inc. (formerly GSE Power Systems, Inc.), a Delaware corporation;
·	GSE Power Systems, AB, a Swedish corporation;
·	GSE Engineering Systems (Beijing) Co. Ltd., a Chinese limited liability company;
·	GSE Systems, Ltd., a Scottish limited liability company;
·	EnVision Systems (India) Pvt. Ltd., an Indian limited liability company; and
·	Hyperspring, LLC, an Alabama limited liability company.

The Company has a 50% interest in IntelliQlik, LLC, a Delaware limited liability company and a 50% interest in General Simulation Engineering RUS LLC, a Russian closed joint-stock company.

The Company has two reportable business segments:  Staff Augmentation which provides personnel to fulfill staff positions on a short-term basis to energy industry customers and Performance Improvement Solutions which provides simulation, engineering, and training solutions and services to the nuclear and fossil fuel power industry and to the chemical and petrochemical industries.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as "expects", "intends", "believes", "may", "will" and "anticipates" to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors of the Company's 2014 Annual Report on Form 10-K and those other risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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
We execute projects globally with over 354 employees operating from offices in the U.S., China, India, Sweden and the United Kingdom.  While the majority of revenue comes from the nuclear and fossil power generation markets, we also serve the oil and gas, refining, chemicals, petrochemicals, industrial gas, manufacturing, transportation and plant utilities markets.
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
On January 4, 2011, we acquired EnVision Systems, Inc. ("EnVision").  The EnVision product line consists of interactive computer-based tutorials and related simulation models primarily for the petrochemical and oil & gas refining industries.  The EnVision products provide a foundation in process fundamentals and plant operations and interaction.  We have more than 750 installations of EnVision products in over 28 countries, and our approximately 130 clients include Shell Oil Company, BP Products North America ("BP"), Total and Chevron.
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
Financial information about our business segments and geographic operations and revenue are provided in Note 15 of the accompanying Consolidated Financial Statements.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended March 31,
	2015	%	2014	%
Contract revenue	$13,996	100.0%	$8,724	100.0%
Cost of revenue	10,774	77.0%	6,500	74.5%

Gross profit	3,222	23.0%	2,224	25.5%
Operating expenses:
Selling, general and administrative	3,366	24.0%	4,144	47.5%
Depreciation	129	0.9%	139	1.6%
Amortization of definite-lived intangible assets	123	0.9%	36	0.4%
Total operating expenses	3,618	25.8%	4,319	49.5%

Operating loss	(396)	(2.8)%	(2,095)	(24.0)%

Interest income, net	27	0.2%	31	0.4%
Gain (loss) on derivative instruments, net	(48)	(0.4)%	104	1.2%
Other expense, net	(39)	(0.3)%	(10)	(0.2)%

Loss before income taxes	(456)	(3.3)%	(1,970)	(22.6)%

Provision for income taxes	88	0.6%	54	0.6%

Net loss	$(544)	(3.9)%	$(2,024)	(23.2)%

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

A summary of the Company's significant accounting policies as of December 31, 2014 is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Certain of our accounting policies require higher degrees of judgment than others in their application.  These include revenue recognition on long-term contracts, capitalization of computer software development costs, contingent consideration issued in business acquisitions, and the recoverability of deferred tax assets.  These critical accounting policies and estimates are discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations - Three Months ended March 31, 2015 versus Three Months ended March 31, 2014

Contract Revenue.  Contract revenue for the three months ended March 31, 2015 totaled $14.0 million, which was 60.4% greater than the $8.7 million of revenue for the three months ended March 31, 2014.  The increase in revenue was driven by the acquisition of Hyperspring, represented by our Staff Augmentation segment, depicted below.
(in thousands)	Three Months ended
	March 31,
	2015	2014

Contract Revenue:
Performance Improvement Solutions	$8,816	$8,724
Staff Augmentation	5,180	-
Total Contract Revenue	$13,996	$8,724

Performance Improvement Solutions revenue increased 1.1% from $8.7 million for the three months ended March 31, 2014 to $8.8 million for the March 31, 2015.  We recorded total Performance Improvement Solutions orders of $11.1 million in the three months ended March 31, 2015 as compared to $6.3 million in the three months ended March 31, 2014.
As discussed earlier, our Staff Augmentation business segment was created due to the acquisition of Hyperspring, LLC on November 14, 2014.  Revenue for the three months ended March 31, 2015 totaled $5.2 million.  Staff Augmentation orders totaled $7.0 million during the same period.
At March 31, 2015, backlog was $52.4 million: $44.0 million for the Performance Improvement Solutions business segment and $8.4 million for Staff Augmentation.  At December 31, 2014, the Company's backlog was $48.4 million: $41.7 million for the Performance Improvement Solutions business segment and $6.7 million for Staff Augmentation.

Gross Profit.  Gross profit totaled $3.2 million for the three months ended March 31, 2015 compared to $2.2 million for the same period in 2014.  As a percentage of revenue, gross profit decreased from 25.5% for the three months ended March 31, 2014 to 23.0% for the three months ended March 31, 2015.  The addition of the Staff Augmentation segment, which has an overall gross profit lower than the Company's historical Performance Improvement Solution segment gross profits, has contributed to the decrease in gross profit percentage for the three months ended March 31, 2015.

($ in thousands)	Three Months ended
	March 31,
	2015	%	2014	%
Gross Profit:
Performance Improvement Solutions	$2,705	30.7%	$2,224	25.5%
Staff Augmentation	517	10.0%	-	0.0%
Consolidated Gross Profit	$3,222	23.0%	$2,224	25.5%

Performance Improvement Solutions' gross profit of $2.7 million or 30.7% of revenue for the three months ended March 31, 2015 increased $0.5 million from $2.2 million or 25.5% of revenue for the three months ended March 31, 2014.  The increase in gross margin percent for Performance Improvement Solutions for the three months ended March 31, 2015 as compared to the same period in 2014 is mainly due to:
·	The restructuring of our Swedish operations in 2014 which has reduced their operations overhead costs and facility expenses,
·	The completion in 2014 of a process simulation project that had a 14% gross margin, and
·	Higher margined engineering consulting projects in 2015 for our UK subsidiary.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses totaled $3.4 million in the three months ended March 31, 2015, an 18.8% decrease from the $4.1 million for the same period in 2014.  The decrease reflects the following spending variances:
·
Business development and marketing costs decreased from $1.4 million to $1.3 million for the three months ended March 31, 2014 and 2015, respectively. Bidding and proposal costs, which are the costs of operations personnel assisting with the preparation of contract proposals, decreased $92,000 to $285,000 for the three months ended March 31, 2015, as compared to the three months ended March 31,2014.

·
The Company's general and administrative expenses ("G&A") decreased from $2.1 million to $1.7 million for the three months ended March 31, 2014 and 2015, respectively. The components of G&A reflected the following variances:

o	The Company incurred a foreign currency translation gain of $30,000 for the three months ended March 31, 2015 compared to a loss of $172,000 for the three months ended March 31, 2014.
o	In the first quarter 2014, the Company incurred severance costs of $281,000 associated with the separation of an executive from our Swedish operations.

·
Gross spending on software product development ("development") expenses for the three months ended March 31, 2015 and 2014 totaled $901,000 and $790,000, respectively. The Company capitalized $506,000 and $155,000 of product development expenses for the three months ended March 31, 2015 and 2014, respectively.  Net development spending decreased from $635,000 for the three months ended March 31, 2014 to $395,000 for the three months ended March 31, 2015.

o
Spending on simulation and modeling software product development totaled $601,000 and $661,000 for the three months ended March 31, 2015 and 2014, respectively.  The Company's development expenses were mainly related to EDM™, our configuration management system, and enhancements to our JADE™ applications.

o	Development expense related to the EnVision product line totaled $268,000 and $83,000 for the three months ended March 31, 2015 and 2014, respectively.
o
The Company's 3D visualization team, which develops 3D technology to add to our training programs, incurred $32,000 and $46,000 of costs related to this effort during the three months ended March 31, 2015 and 2014, respectively.

Depreciation.  Depreciation expense totaled $129,000 and $139,000 during the quarters ended March 31, 2015 and 2014, respectively.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $123,000 and $36,000 for the three months ended March 31, 2015 and 2014, respectively.  The increase in first quarter 2015 amortization expense reflects the amortization of the intangible asset recorded with the Hyperspring acquisition in November 2014 which is being amortized over seven years.

Operating Loss.  The Company had an operating loss of $0.4 million (2.8% of revenue) for the three months ended March 31, 2015, as compared with an operating loss of $2.1 million (24.0% of revenue) for the same period in 2014.  The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $27,000 and $31,000 for the three months ended March 31, 2015 and 2014, respectively.

Gain (loss) on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of March 31, 2015, the Company had foreign exchange contracts outstanding of approximately 0.3 million Pounds Sterling, 2.2 million Euro, and 0.7 million Australian Dollars at fixed rates.  The contracts expire on various dates through December 2016.  The Company has not designated the contracts as hedges and has recognized no gain or loss on the change in the estimated fair value of the contracts for the three months ended March 31, 2015.

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

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  The gain or loss resulting from such remeasurement is also included in net gain (loss) on derivative instruments in the consolidated statements of operations.  For the three months ended March 31, 2015, the Company recognized a loss of $48,000 from the remeasurement of such contract receivables, billings in excess of revenue earned and subcontractor accruals.  For the same period in 2014, the Company recognized a loss of $139,000.

Other Expense, net.  For the three months ended March 31, 2015 and 2014, the Company recognized other expense, net of $39,000 and $10,000, respectively.  The major components of other expense, net included the following items:

·
On November 14, 2014, in conjunction with the Hyperspring acquisition, the Company invested $250,000 for a 50% interest in IntelliQlik, LLC ("IntelliQlik") and is obligated to contribute an additional $250,000 upon the attainment by IntelliQlik of certain development milestones by September 30, 2015. IntelliQlik is jointly owned by GSE Performance and one of the former shareholders of Hyperspring. For the three months ended March 31, 2015, the Company recognized a $39,000 equity loss on its investment in IntelliQlik.

·
On May 22, 2013, the Company and Electrobalt Holding, a Russian Federation closed joint-stock company, created a 50/50 joint venture called General Simulation Engineering RUS Limited Liability Company ("GSE RUS").  For the three months ended March 31, 2014, the Company recognized a $27,000 equity loss on its equity investment in GSE RUS.

·	The Company had other miscellaneous income of $17,000 for the three months ended March 31, 2014.

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

The Company expects to pay income taxes in India and the UK in 2015.  In 2014, the Company paid income taxes in the UK and India.  The Company has a full valuation allowance on its U.S., Swedish, and Chinese net deferred tax assets at March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2015, the Company's cash and cash equivalents totaled $11.6 million compared to $13.6 million at December 31, 2014.

Cash provided by (used in) operating activities.  For the three months ended March 31, 2015, net cash used in operations totaled $0.5 million.  Significant changes in the Company's assets and liabilities in the three months ended March 31, 2015 included:
·
A $0.6 million decrease in the Company's contract receivables.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $10.8 million at December 31, 2014 to $8.4 million at March 31, 2015.  At March 31, 2015, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $0.9 million as compared to $0.4 million at December 31, 2014.  The Company believes the entire 90-day balance at March 31, 2015 will be received.  The Company's unbilled receivables increased by approximately $1.7 million to $6.8 million at March 31, 2015 as compared to December 31, 2014.  The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company's current projects.  In April 2015, the Company invoiced $2.3 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

·	A $0.4 million decrease in accounts payable, accrued compensation and accrued expenses. The decrease was due to the timing of payments made by the Company to vendors and subcontractors.

For the three months ended March 31, 2014, net cash provided by operations totaled $5.8 million.  Significant changes in the Company's assets and liabilities in the three months ended March 31, 2014 included:
·
A $9.9 million decrease in the Company's contract receivables.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $19.0 million at December 31, 2013 to $6.8 million at March 31, 2014.  At March 31, 2014, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $1.1 million versus $0.6 million at December 31, 2013.  The Company's unbilled receivables increased by approximately $2.2 million to $7.7 million at March 31, 2015 as compared to December 31, 2013.  The increase in the unbilled receivables was due to the timing of contracted billing milestones of the Company's current projects.

·	A $2.2 million decrease in accounts payable, accrued compensation, and accrued expenses. The decrease was due to the timing of payments made by the Company to vendors and subcontractors.

Cash used in investing activities.  Net cash used in investing activities totaled $0.6 million for the three months ended March 31, 2015.  Capital expenditures totaled $104,000 and capitalized software development costs totaled $506,000 for the three months ended March 31, 2015. Restrictions of cash as collateral under letters of credit totaled $216,000 for the three months ended March 31, 2015.  Releases of restricted cash as collateral under letters of credit totaled $180,000 for the three months ended March 31, 2015.
Net cash used in investing activities totaled $201,000 for the three months ended March 31, 2014.  Capital expenditures totaled $80,000 and capitalized software development costs totaled $155,000 for the three months ended March 31, 2014.  Releases of restricted cash as collateral under letters of credit totaled $34,000 for the three months ended March 31, 2014.

Cash used in financing activities.  Cash used in financing activities totaled $657,000 for the three months ended March 31, 2015. Hyperspring has a working capital line of credit with IberiaBank.  The Company paid down $339,000 of the outstanding balance of the line of credit during the three months ended March 31, 2015.  During the three months ended March 31, 2015, the Company made payments of $318,000 in relation to the liability classified contingent-consideration associated with the acquisition of EnVision Systems, Inc.
Net cash used in financing activities totaled $500,000 for the three months ended March 31, 2014.  During the three months ended March 31, 2014, the Company made payments of $500,000 in relation to the liability classified contingent-consideration associated with the acquisition of EnVision Systems, Inc.
At March 31, 2015, the Company had cash and cash equivalents of $11.6 million.  The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.

Credit Facilities

At March 31, 2015, the Company had a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna Bank ("Susquehanna").  The Company and its subsidiary, GSE Performance Solutions, Inc., were jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 1/2%.  The agreement expires on June 30, 2015.
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
On September 30, 2014, Susquehanna Bank collateralized the outstanding letters of credit issued under the line of credit.  At March 31, 2015, the cash collateral account totaled $4.2 million and was classified as restricted cash on the balance sheet.
The credit agreement contains certain restrictive covenants regarding future acquisitions and incurrence of debt.  In addition, the credit agreement contains financial covenants with respect to the Company's cash flow coverage ratio, minimum tangible capital base, quick ratio, and tangible capital base ratio.

As of
	Covenant	March 31, 2015

Cash flow coverage ratio	Must Exceed 1.20 : 1.00	-4.41 : 1.00
Minimum tangible capital base	Must Exceed $26.0 million	$14.5 million
Quick ratio	Must Exceed 2.00 : 1.00	1.63 : 1.00
Tangible capital base ratio	Not to Exceed .75 : 1.00	1.41 : 1.00

As of March 31, 2015, the Company was not in compliance with any of its covenants as defined above, however, the Company has received a written waiver from Susquehanna Bank for noncompliance.

On November 14, 2014, the acquisition date, Hyperspring, LLC had a $1.0 million working capital line of credit with IberiaBank.  Interest was payable monthly at a rate of the prime rate of interest as published in the money rate section of the Wall Street Journal plus 2.50%. The effective rate at November 14, 2014 was 5.750%. The line was secured by all accounts of Hyperspring and was guaranteed by the members of Hyperspring, LLC.
On December 7, 2014, the working capital line of credit matured while the Company was renegotiating the new terms with IberiaBank subsequent to the acquisition of Hyperspring. On January 22, 2015, a promissory note was executed between Hyperspring, LLC and IberiaBank to extend the $1.0 million line of credit until June 30, 2015. Under the new terms, interest is payable monthly at a rate of the prime rate of interest as published in the money rate section of the Wall Street Journal plus 1.00%. The effective rate at the date of the promissory note was 4.25%. The line is secured by all accounts of Hyperspring and guaranteed by GSE Systems, Inc.
At December 31, 2014 the outstanding balance on the line of credit was $339,000.  At March 31, 2015, no balance was outstanding on the line of credit.
The Company draws on the IberiaBank line of credit as needed mainly to provide for payroll funding for Hyperspring. The line is replenished through collection of receivables obtained in the following weeks.
Contingent Liabilities
As of March 31, 2015, the Company was contingently liable for fourteen standby letters of credit and one surety bond totaling $4.3 million which represent advance payment and performance bonds on twelve contracts.  The Company has deposited the full value of fourteen standby letters of credit in escrow accounts, amounting to $4.2 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's balance sheet at March 31, 2015 as restricted cash.

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
The Company utilizes forward foreign currency exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates.  The principal currencies for which such forward exchange contracts are entered into are the Pound Sterling, the Euro and the Australian Dollar.  It is the Company's policy to use such derivative financial instruments to protect against market risk arising in the normal course of business in order to reduce the impact of these exposures.  The Company minimizes credit exposure by limiting counterparties to nationally recognized financial institutions.
As of March 31, 2015, the Company had foreign exchange contracts outstanding of approximately 0.3  million Pounds Sterling, 0.7 million Australian Dollars, and 2.2 million Euro at fixed rates.  The contracts expire on various dates through December 2016.  The Company had not designated the contracts as hedges and has recognized no change in the estimated fair value of the contracts for the three months ended March 31, 2015.  A 10% fluctuation in the foreign currency exchange rates up or down as of March 31, 2015 would have increased/decreased the change in the estimated fair value of the contracts by $7,100.

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

Item 4.                          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), who is its principal executive officer, and Chief Financial Officer ("CFO"), who is its principal financial officer, to allow timely decisions regarding required disclosure.  At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Exchange Act.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in internal control over financial reporting

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Extension of the $7,500,000 Revolving Credit Note, dated May 12, 2015, filed herewith.

10.2	Amendment to Membership Interests Purchase Agreement, dated May 13, 2015, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 2015                                                                                                                                  GSE SYSTEMS, INC.

/S/ JAMES A. EBERLE
James A. Eberle
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)