Form 10-Q
period 2015-06-30
GSE SYSTEMS INC
filed 2015-08-13
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

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

There were 17,887,859 shares of common stock, with a par value of $.01 per share outstanding as of August 12, 2015.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Unaudited
	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$9,755	$13,583
Restricted cash	1,232	613
Contract receivables, net	15,962	15,830
Prepaid expenses and other current assets	2,159	1,703
Total current assets	29,108	31,729

Equipment, software and leasehold improvements	7,135	7,055
Accumulated depreciation	(5,377)	(5,229)
Equipment, software and leasehold improvements, net	1,758	1,826

Software development costs, net	2,157	1,414
Goodwill	5,612	5,612
Intangible assets, net	1,035	1,279
Long-term restricted cash	3,291	3,591
Other assets	443	548
Total assets	$43,404	$45,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$-	$339
Accounts payable	1,679	2,330
Accrued expenses	1,695	1,554
Accrued compensation and payroll taxes	2,728	2,595
Billings in excess of revenue earned	8,230	8,684
Accrued warranty	1,573	1,456
Current contingent consideration	2,775	2,842
Other current liabilities	516	473
Total current liabilities	19,196	20,273

Contingent consideration	2,130	1,948
Other liabilities	208	38
Total liabilities	21,534	22,259

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and outstanding none in 2015 and 2014	-	-
Common stock $.01 par value, 30,000,000 shares authorized, shares issued 19,486,770 and 17,887,859 shares outstanding in both 2015 and 2014	195	195
Additional paid-in capital	73,188	72,917
Accumulated deficit	(47,153)	(45,142)
Accumulated other comprehensive loss	(1,361)	(1,231)
Treasury stock at cost, 1,598,911 shares in 2015 and 2014	(2,999)	(2,999)
Total stockholders' equity	21,870	23,740
Total liabilities and stockholders' equity	$43,404	$45,999

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014

Contract revenue	$13,632	$8,276	$27,628	$17,000

Cost of revenue	10,717	5,629	21,491	12,129
Gross profit	2,915	2,647	6,137	4,871

Operating expenses:
Selling, general and administrative	3,999	4,452	7,365	8,596
Depreciation	135	134	264	273
Amortization of definite-lived intangible assets	124	36	247	72
Total operating expenses	4,258	4,622	7,876	8,941

Operating loss	(1,343)	(1,975)	(1,739)	(4,070)

Interest income, net	21	28	48	59
Gain (loss) on derivative instruments, net	(31)	5	(79)	109
Other income (expense), net	(41)	3	(80)	(7)
Loss before income taxes	(1,394)	(1,939)	(1,850)	(3,909)

Provision for income taxes	73	47	161	101
Net loss	$(1,467)	$(1,986)	$(2,011)	$(4,010)

Basic loss per common share	$(0.08)	$(0.11)	$(0.11)	$(0.22)

Diluted loss per common share	$(0.08)	$(0.11)	$(0.11)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014

Net loss	$(1,467)	$(1,986)	$(2,011)	$(4,010)

Foreign currency translation adjustment, net of tax	106	(106)	(130)	(101)

Comprehensive loss	$(1,361)	$(2,092)	$(2,141)	$(4,111)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2014	19,487	$195	$72,917	$(45,142)	$(1,231)	(1,599)	$(2,999)	$23,740

Stock-based compensation expense	-	-	271	-	-	-	-	271
Foreign currency translation adjustment	-	-	-	-	(130)	-	-	(130)
Net loss	-	-	-	(2,011)	-	-	-	(2,011)
Balance, June 30, 2015	19,487	$195	$73,188	$(47,153)	$(1,361)	(1,599)	$(2,999)	$21,870

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,011)	$(4,010)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	264	273
Amortization of definite-lived intangible assets	247	72
Capitalized software amortization	195	95
Change in fair value of contingent consideration	433	47
Stock-based compensation expense	271	339
Equity loss on investments	78	38
(Gain) loss on derivative instruments	79	(109)
Changes in assets and liabilities:
Contract receivables	(138)	9,985
Prepaid expenses and other assets	(406)	268
Accounts payable, accrued compensation and accrued expenses	(392)	(2,006)
Billings in excess of revenue earned	(440)	(650)
Accrued warranty reserves	117	(211)
Other liabilities	103	(627)
Net cash provided by (used in) operating activities	(1,600)	3,504

Cash flows from investing activities:
Capital expenditures	(195)	(141)
Capitalized software development costs	(938)	(349)
Restrictions of cash as collateral under letters of credit	(1,156)	-
Releases of cash as collateral under letters of credit	837	34
Net cash used in investing activities	(1,452)	(456)

Cash flows from financing activities:
Payments on line of credit	(339)	-
Payments of the liability-classified contingent consideration arrangements	(318)	(500)
Net cash used in financing activities	(657)	(500)

Effect of exchange rate changes on cash	(119)	(88)
Net increase (decrease) in cash and cash equivalents	(3,828)	2,460
Cash and cash equivalents at beginning of year	13,583	15,643
Cash and cash equivalents at end of period	$9,755	$18,103

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2015 and 2014
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  The Company's most significant estimates relate to revenue recognition on long-term contracts, product warranties, capitalization of software development costs, valuation of goodwill and intangible assets acquired, valuation of contingent consideration issued in business acquisitions, and the recoverability of deferred tax assets.  Actual results could differ from these estimates and those differences could be material.

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

For the three and six months ended June 30, 2015 and 2014, the following customers provided more than 10% of the Company's consolidated revenue:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Tennessee Valley Authority	18.7%	0.0%	19.9%	0.0%
Public Service Enterprise Group Inc.	11.7%	0.6%	10.2%	0.6%

2.	Recent Accounting Pronouncements Not Yet Adopted

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

The number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three Months ended		Six Months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(1,467)	$(1,986)	$(2,011)	$(4,010)

Denominator:
Weighted-average shares outstanding for basic earnings per share	17,887,859	17,887,859	17,887,859	17,887,859

Effect of dilutive securities:
Employee stock options	-	-	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	17,887,859	17,887,859	17,887,859	17,887,859

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	2,513,321	2,736,703	2,580,942	2,727,435

4.	Acquisition

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
GSE Performance paid the Sellers an aggregate of $3.0 million in cash at the closing date. In addition, GSE may be required, pursuant to the terms of the Purchase Agreement, to pay the Sellers up to an additional $8.4 million if Hyperspring attains certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets for the three-year period ending November 13, 2017. Accordingly, the total cash paid to the former Hyperspring members may total $11.4 million.  Included in this $11.4 million is a $1.2 million payment to the Hyperspring members if Hyperspring is successful in renewing its contract with the Tennessee Valley Authority ("TVA") for a two year period for substantially the same scope as was currently being provided and with substantially the same economics.  As a result of TVA delaying the long-term contract award, GSE amended the purchase agreement with the former members of Hyperspring to extend the date that Hyperspring has to obtain a long-term contract with TVA from May 15, 2015 to December 31, 2015.  None of the other terms of the Hyperspring purchase agreement changed as a result of this amendment.
If Hyperspring is not successful in renewing the TVA contract, GSE may still be required to pay the Sellers up to an additional $8.4 million. The $1.2 million TVA payment will then be divided into three increments of $400,000 each and added to the annual payments which will be made to the former Hyperspring members if they attain certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets for the three-year period ending November 13, 2017.
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
To assist our clients in creating world-class internal training and performance improvement programs, GSE is building an E2E (Entry2Expert) Performance Solution.  The E2E Performance Solution includes a set of integrated and scalable products and services that provide a structured training program, from employee selection and onboarding through continuous skills improvement for experienced employees.  The Hyperspring acquisition, through its staff of instructors, engineers and specialists, and the IntelliQlik training platform, once completed, will increase the breadth of solutions that GSE can offer within the E2E Performance Solution program.

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

Pro forma results.  Our consolidated financial statements include the operating results of Hyperspring as of the date of acquisition.  For the six months ended June 30, 2015 and 2014, the unaudited pro forma financial information below assumes that our material business acquisition of Hyperspring occurred on January 1, 2014.

(in thousands except per share data)	(unaudited)
	Three Months ended		Six Months ended
	June 30,		June 30,
Pro forma financial information including the acquisition of Hyperspring	2015	2014	2015	2014
Revenue	$13,632	$12,760	$27,628	$25,968
Operating loss	(918)	(1,943)	(1,506)	(4,013)
Net loss	(1,043)	(1,955)	(1,777)	(3,955)
Loss per common share — basic	$(0.06)	$(0.11)	$(0.10)	$(0.22)
Loss per common share — diluted	$(0.06)	$(0.11)	$(0.10)	$(0.22)

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
As of June 30, 2015 and December 31, 2014, current contingent consideration totaled $2.8 million and $2.8 million, respectively.  As of June 30, 2015 and December 31, 2014, we also had accrued contingent consideration totaling $2.1 million and $1.9 million, respectively, which represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

(in thousands)
	June 30,	December 31,
	2015	2014
Hyperspring, LLC	$2,383	$2,152
IntelliQlik, LLC	213	213
EnVision Systems, Inc.	179	477
Current contingent consideration	$2,775	$2,842

Hyperspring, LLC	$2,130	$1,948
Contingent consideration	$2,130	$1,948

5.	Contract Receivables

Contract receivables represent balances due from a broad base of both domestic and international customers.  All contract receivables are considered to be collectible within twelve months. Recoverable costs and accrued profit not billed represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts.

The components of contract receivables are as follows:

(in thousands)	June 30,	December 31,
	2015	2014

Billed receivables	$10,410	$10,792
Recoverable costs and accrued profit not billed	5,554	5,060
Allowance for doubtful accounts	(2)	(22)
Total contract receivables, net	$15,962	$15,830

Recoverable costs and accrued profit not billed totaled $5.6 million and $5.1 million as of June 30, 2015 and December 31, 2014, respectively.  During July 2015, the Company invoiced $2.2 million of the unbilled amounts.

The following customers accounted for more than 10% of the Company's consolidated contract receivables as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
China Nuclear Power Engineering Company	15.2%	3.9%
State Nuclear Power Automation System Engineering Co.	5.8%	10.2%

6.	Software Development Costs

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

Software development costs capitalized were $432,000 and $938,000 for the three and six months ended June 30, 2015, respectively, and $194,000 and $349,000 for the three and six months ended June 30, 2014, respectively.  Total amortization expense was $105,000 and $195,000 for the three and six months ended June 30, 2015, respectively, and $63,000 and $95,000 for the three and six months ended June 30, 2014, respectively.

7.	Goodwill and Intangible Assets

Goodwill

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. generally accepted accounting principles. After the acquisition of Hyperspring, LLC ("Hyperspring") on November 14, 2014, our reporting units are: (i) Performance Improvement Solutions and (ii) Staff Augmentation.  At June 30, 2015 and December 31, 2014, the $5.6 million of goodwill balance was related to the Hyperspring acquisition and is assigned to our Staff Augmentation segment.
Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment ("ASU 2011-08") permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount. As of June 30, 2015, no impairment has been recognized on goodwill.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities.

The following table presents assets and liabilities measured at fair value at June 30, 2015:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$9,332	$-	$-	$9,332
Foreign exchange contracts	-	115	-	115

Total assets	$9,332	$115	$-	$9,447

Foreign exchange contracts	$-	$(133)	$-	$(133)

Total liabilities	$-	$(133)	$-	$(133)

The following table presents assets and liabilities measured at fair value at December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$11,661	$-	$-	$11,661
Foreign exchange contracts	-	92	-	92

Total assets	$11,661	$92	$-	$11,753

Foreign exchange contracts	$-	$(24)	$-	$(24)

Total liabilities	$-	$(24)	$-	$(24)

9.	Derivative Instruments

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
As of June 30, 2015, the Company had foreign exchange contracts outstanding of approximately 2.6 million Euro, 0.4 million Pounds Sterling, and 0.5 million Australian Dollars at fixed rates.  The contracts expire on various dates through December 2016.  At December 31, 2014, the Company had contracts outstanding of approximately 1.4 million Euro, 0.3 million Pounds Sterling, 0.8 million Australian Dollars, and 0.5 million Malaysian Ringgits at fixed rates.
The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	June 30,	December 31,
(in thousands)	2015	2014

Asset derivatives
Prepaid expenses and other current assets	$115	$71
Other assets	-	21
	115	92
Liability derivatives
Other current liabilities	(35)	(23)
Other liabilities	(98)	(1)
	(133)	(24)

Net fair value	$(18)	$68

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

For the three and six months ended June 30, 2015 and 2014, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three Months ended June 30,		Six Months ended June 30,
(in thousands)	2015	2014	2015	2014

Foreign exchange contracts- change in fair value	$(86)	$11	$(86)	$254
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	55	(6)	7	(145)

Gain (loss) on derivative instruments, net	$(31)	$5	$(79)	$109

10.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $137,000 and $161,000 of stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively, under the fair value method and recognized $271,000 and $339,000 of stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively.  The Company granted 0 and 50,000 stock options for the three and six months ended June 30, 2015, respectively.  The fair value of the options granted for the six months ended June 30, 2015 was $40,000.  The Company granted 0 and 60,000 stock options for the three and six months ended June 30, 2014, respectively.  The fair value of the granted options at the grant date was $56,000.

11.  Long-Term Debt

At June 30, 2015 and December 31, 2014, the Company had no long-term debt.
Lines of Credit
Susquehanna Bank
At June 30, 2015, the Company had a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna Bank ("Susquehanna").  The Company and its subsidiary, GSE Performance Solutions, Inc., were jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 1/2%.  The agreement expires on June 30, 2016.
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
On September 30, 2014, Susquehanna Bank collateralized the outstanding letters of credit issued under the line of credit.  At June 30, 2015 and December 31, 2014, the cash collateral account totaled $4.5 million and $4.2 million, respectively. The balances were classified as restricted cash on the balance sheet.

Effective for the quarter ending June 30, 2015, Susquehanna Bank modified the financial covenants in the Company's financing documents.  The amendment to the Master Loan and Security Agreement reduced the number of restrictive covenants from four to two, as depicted below.  The credit agreement still contains certain restrictive covenants regarding future acquisitions and incurrence of debt.

As of
	Covenant	June 30, 2015

Minimum tangible capital base	Must Exceed $10.5 million	$13.1 million
Quick ratio	Must Exceed 1.00 : 1.00	1.52 : 1.00

As of June 30, 2015, the Company was in compliance with its covenants as defined above.

IberiaBank
At June 30, 2015, Hyperspring, LLC has a $1.0 million working capital line of credit with IberiaBank for a one year period.  Under the executed promissory note, interest is payable monthly at the rate of 1.00 percentage points over the prime rate of interest as published in the money rate section of the Wall Street Journal resulting in an effective interest rate of 4.25%. The line is secured by all accounts of Hyperspring and guaranteed by GSE Systems, Inc.
On July 6, 2015, Hyperspring renewed its $1.0 million working capital line of credit with IberiaBank under the same terms for a one year period.  The line of credit expires on July 6, 2016.
Letters of Credit and Bonds
As of June 30, 2015, the Company has fourteen standby letters of credit and one surety bond totaling $4.5 million which represent advance payment and performance bonds on twelve contracts.  The Company has deposited the full value of fourteen standby letters of credit in escrow accounts, amounting to $4.5 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's balance sheet at June 30, 2015 as restricted cash.

12.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2014	$1,456
Warranty provision	369
Warranty claims	(209)
Currency adjustment	(43)
Balance at June 30, 2015	$1,573

13.	Income Taxes

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

The Company expects to pay income taxes in India and the UK in 2015.  In 2014, the Company paid income taxes in the UK and India.  The Company has a full valuation allowance on its U.S., Swedish, and Chinese net deferred tax assets at June 30, 2015.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense:

(in thousands)	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014

Contract revenue:
Performance Improvement Solutions	$8,191	$8,276	$17,007	$17,000
Staff Augmentation	5,441	-	10,621	-
	$13,632	$8,276	$27,628	$17,000

Operating income (loss):
Performance Improvement Solutions	$(1,192)	$(1,955)	$(1,968)	$(4,023)
Staff Augmentation	362	-	662	-
Loss on change in fair value of contingent consideration, net	(513)	(20)	(433)	(47)

Operating loss	$(1,343)	$(1,975)	$(1,739)	$(4,070)

Interest income, net	21	28	48	59
Gain (loss) on derivative instruments, net	(31)	5	(79)	109
Other income (expense), net	(41)	3	(80)	(7)
Loss before income taxes	$(1,394)	$(1,939)	$(1,850)	$(3,909)

16.	Subsequent Events

In July 2015, GSE entered into a separation and release agreement with James A. Eberle, Chief Executive Officer. Effective July 31, 2015, Mr. Eberle resigned his position as Chief Executive Officer and as a director on GSE's board of directors. GSE will incur $380,000 in severance expense related to the termination of Mr. Eberle.

GSE appointed Kyle Loudermilk as Chief Executive Officer effective August 3, 2015.  In connection with his appointment, GSE's Board of Directors granted 850,000 restricted stock units ("RSUs") to Mr. Loudermilk for a six year performance period ending on June 30, 2021.  The RSUs granted to Mr. Loudermilk are classified as equity awards because the RSUs will be paid in GSE common stock upon vesting.  The RSUs have four vesting tranches based on GSE's stock price.  The 850,000 RSUs will vest as follows:
·	200,000 RSUs will vest if the Volume Weighted Average Price ("VWAP") of the Company's common stock as quoted by the NYSE MKT exceeds $2.50 for a 90 consecutive trading day period.
·	An additional 200,000 RSUs will vest if the VWAP of the Company's common stock as quoted by the NYSE MKT exceeds $3.25 for a 90 consecutive trading day period.
·	An additional 200,000 RSUs will vest if the VWAP of the Company's common stock as quoted by the NYSE MKT exceeds $4.25 for a 90 consecutive trading day period.
·	An additional 250,000 RSUs will vest if the VWAP of the Company's common stock as quoted by the NYSE MKT exceeds $6.00 for a 90 consecutive trading day period.

The RSU equity awards are measured at the grant date fair value and are not remeasured at the end of the reporting period. Total expense related to the RSUs is expected to be $631,000.  The RSUs will be amortized over the life that each tranche is expected to vest, or as follows:

(in thousands)
Five months ended December 31, 2015	$89
Year ended December 31, 2016	212
Year ended December 31, 2017	205
Year ended December 31, 2018	98
Year ended December 31, 2019	27
$631

On July 6, 2015, Hyperspring, LLC renewed its $1.0 million working capital line of credit with IberiaBank for a one year period.  Under the executed promissory note, interest is payable monthly at the rate of 1.00 percentage points over the prime rate of interest as published in the money rate section of the Wall Street Journal resulting in an effective interest rate of 4.25%.  The line is secured by all accounts of Hyperspring and guaranteed by GSE Systems, Inc.  The line of credit expires on July 6, 2016.

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

The Company has two reportable business segments:  Performance Improvement Solutions which provides simulation, engineering, and training solutions and services to the nuclear and fossil fuel power industry and to the chemical and petrochemical industries and Staff Augmentation which provides personnel to fulfill staff positions on a short-term basis to energy industry customers.

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

·
Self-Paced Training Tutorials:  We have a full complement of e-Learning material.  The products include basic equipment and component fundamentals that are applicable across a variety of industries, as well as comprehensive training for the oil and gas and refining markets.  Using a blended learning approach, students learn the overall purpose of plant systems, the major equipment, and how the equipment is operated and controlled.  This methodology ensures the students know the basics before entering a plant-specific training program.  We have delivered over 500 such tutorial programs in multiple languages worldwide.

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

        The dramatic increase in energy demand world-wide over the next 30 years will require significant amounts of training for new employees and also require new plants using energy of all sources.   Obviously, these new plants will need to be engineered and designed prior to construction, and due to their high-fidelity our modeling tools will be increasingly used to verify and validate control system and overall plant designs.

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

The goal of Design2Decom (D2D) is to help clients optimize plant performance and compliance in terms of the following:
·
Finding design errors during engineering rather than construction allowing plant startup to occur sooner, saving countless man-hours and dollars while simultaneously allowing revenue generation sooner.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended June 30,				Six Months ended June 30,
	2015	%	2014	%	2015	%	2014	%
Contract revenue	$13,632	100.0%	$8,276	100.0%	$27,628	100.0%	$17,000	100.0%
Cost of revenue	10,717	78.6%	5,629	68.0%	21,491	77.8%	12,129	71.3%

Gross profit	2,915	21.4%	2,647	32.0%	6,137	22.2%	4,871	28.7%
Operating expenses:
Selling, general and administrative	3,999	29.3%	4,452	53.8%	7,365	26.7%	8,596	50.6%
Depreciation	135	1.0%	134	1.6%	264	0.9%	273	1.6%
Amortization of definite-lived intangible assets	124	0.9%	36	0.5%	247	0.9%	72	0.4%
Total operating expenses	4,258	31.2%	4,622	55.9%	7,876	28.5%	8,941	52.6%

Operating loss	(1,343)	(9.8)%	(1,975)	(23.9)%	(1,739)	(6.3)%	(4,070)	(23.9)%

Interest income, net	21	0.2%	28	0.4%	48	0.2%	59	0.3%
Gain (loss) on derivative instruments, net	(31)	(0.2)%	5	0.1%	(79)	(0.3)%	109	0.6%
Other income (expense), net	(41)	(0.4)%	3	0.0%	(80)	(0.3)%	(7)	(0.1)%

Loss before income taxes	(1,394)	(10.2)%	(1,939)	(23.4)%	(1,850)	(6.7)%	(3,909)	(23.0)%

Provision for income taxes	73	0.6%	47	0.6%	161	0.6%	101	0.6%

Net loss	$(1,467)	(10.8)%	$(1,986)	(24.0)%	$(2,011)	(7.3)%	$(4,010)	(23.6)%

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

A summary of the Company's significant accounting policies as of December 31, 2014 is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Certain of our accounting policies require higher degrees of judgment than others in their application.  These include revenue recognition on long-term contracts, capitalization of computer software development costs, valuation of contingent consideration issued in business acquisitions, and the recoverability of deferred tax assets.  These critical accounting policies and estimates are discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations - Three and Six Months ended June 30, 2015 versus Three and Six Months ended June 30, 2014

Contract Revenue.  Total contract revenue for the three months ended June 30, 2015 totaled $13.6 million, which was 64.7% more than the $8.3 million total revenue for the three months ended June 30, 2014. For the six months ended June 30, 2015, contract revenue totaled $27.6 million, which was 62.5% greater than the $17.0 million of revenue for the six months ended June 30, 2014.  The increase in revenue was driven by the acquisition of Hyperspring, represented by our Staff Augmentation segment, depicted below.

	Three Months ended		Six Months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Contract Revenue:
Performance Improvement Solutions	$8,191	$8,276	$17,007	$17,000
Staff Augmentation	5,441	-	10,621	-
Total Contract Revenue	$13,632	$8,276	$27,628	$17,000

Performance Improvement Solutions revenue decreased 1.0% from $8.3 million for the three months ended June 30, 2014 to $8.2 million for the three months ended June 30, 2015.  For the three months ended June 30, 2015, Performance Improvement Solutions had a $1.1 million increase in Fossil project revenue compared to the three months ended June 30, 2014.  The increase in Fossil project revenue from Performance Improvement Solutions was offset by decreases in project revenue in a mix of other industries during those same periods.  We recorded total Performance Improvement Solutions orders of $12.7 million in the three months ended June 30, 2015 as compared to $9.6 million in the three months ended June 30, 2014. Performance Improvement Solutions revenue remained flat at $17.0 million for both the six months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015, Performance Improvement Solutions had a $2.4 million increase in Fossil project revenue compared to the six months ended June 30, 2014.  The increase in Fossil project revenue was offset by decreases in project revenue in a mix of other industries, keeping revenue stable for the six months ended June 30, 2014 compared to the six months ended June 30, 2015.   We recorded total Performance Improvement Solutions orders of $23.9 million in the six months ended June 30, 2015 as compared to $15.9 million in the six months ended June 30, 2014.
As discussed earlier, our Staff Augmentation business segment was created due to the acquisition of Hyperspring, LLC on November 14, 2014.  Revenue for the three months ended June 30, 2015 totaled $5.4 million.  Staff Augmentation orders totaled $6.1 million during the same period.  Revenue for the six months ended June 30, 2015 totaled $10.6 million; orders totaled $13.0 million during the same period.
At June 30, 2015, backlog was $57.5 million: $48.5 million for the Performance Improvement Solutions business segment and $9.0 million for Staff Augmentation.  At December 31, 2014, the Company's backlog was $48.4 million: $41.7 million for the Performance Improvement Solutions business segment and $6.7 million for Staff Augmentation.

Gross Profit.  Gross profit totaled $2.9 million for the three months ended June 30, 2015 compared to $2.6 million for the same period in 2014.  As a percentage of revenue, gross profit decreased from 32.0% for the three months ended June 30, 2014 to 21.4% for the three months ended June 30, 2015.  The addition of the Staff Augmentation segment, which has an overall gross profit lower than the Company's historical Performance Improvement Solution segment gross profit, has contributed to the decrease in gross profit percentage for the three months ended June 30, 2015.

	Three Months ended				Six Months ended
	June 30,				June 30,
(in thousands)	2015	%	2014	%	2015	%	2014	%
Gross Profit:
Performance Improvement Solutions	$2,325	28.4%	$2,647	32.0%	$5,030	29.6%	$4,871	28.7%
Staff Augmentation	590	10.8%	-	0.0%	1,107	10.4%	-	0.0%
Consolidated Gross Profit	$2,915	21.4%	$2,647	32.0%	$6,137	22.2%	$4,871	28.7%

Performance Improvement Solutions had gross profit of $2.3 million or 28.4% of revenue for the three months ended June 30, 2015 compared to $2.6 million or 32.0% of revenue compared to the three months ended June 30, 2014.  The reduction in gross profit as a percentage of revenue reflects lower margins on Training and Process Simulation projects in 2015.

Performance Improvement Solutions' gross profit of $5.0 million or 29.6% of revenue for the six months ended June 30, 2015 increased $0.1 million from $4.9 million or 28.7% of revenue for the six months ended June 30, 2014.  The increase in gross margin percent for Performance Improvement Solutions for the six months ended June 30, 2015 as compared to the same period in 2014 is mainly due to:
·	The restructuring of our Swedish operations in 2014 which has reduced their operations overhead costs and facility expenses,
·	The completion in 2014 of a process simulation project that had a 14% gross margin, and
·	Higher margined engineering consulting projects in 2015 for our UK subsidiary.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses totaled $4.0 million in the three months ended June 30, 2015, a 10.2% decrease from the $4.5 million for the same period in 2014.  For the six months ended June 30, 2015 and 2014, SG&A expenses totaled $7.4 million and $8.6 million, respectively.  The decreases reflect the following spending variances:

·
Business development and marketing costs decreased from $1.6 million for the three months ended June 30, 2014 to $1.4 million for the three months ended June 30, 2015, and decreased from $3.0 million for the six months ended June 30, 2014 to $2.8 million for the six months ended June 30, 2015. Bidding and proposal costs, a component of business development costs which are the costs of operations personnel assisting with the preparation of contract proposals, were $214,000 and $392,000 for the three months ended June 30, 2015 and 2014, respectively, and $499,000 and $769,000 for the six months ended June 30, 2015 and 2014, respectively.

·
The Company's general and administrative expenses ("G&A") increased to $2.2 million from $2.1 million for the three months ended June 30, 2015 and 2014, respectively, and decreased to $3.8 million from $4.2 million for the six months ended June 30, 2015 and 2014, respectively.  Some components of G&A are as follows:

o
For the three months ended June 30, 2015 and 2014, contingent consideration accretion expense was $513,000 and $20,000, respectively.  For the six months ended June 30, 2015 and 2014, contingent consideration accretion expense was $433,000 and $47,000, respectively.  The increase in contingent consideration is a result of the Hyperspring acquisition on November 14, 2014 and is associated with the deferred contingent consideration due to the former Hyperspring members if certain EBITDA targets are met and if their current contract with TVA is renewed.

o
Beginning in 2015, the Company retained an executive search company to assist with the search for a new CEO.  For the three and six months ended June 30, 2015, the Company incurred $43,000 and $140,000, respectively, in retainer fees related to the search for a new CEO.  No expenses were incurred in 2014 related to the Company's CEO search.

o
During the three and six months ended June 30, 2014, the Company incurred severance costs of $193,000 and $474,000, respectively, associated with the downsizing of the Swedish operations.  In addition, we recorded a $137,000 charge in the second quarter of 2014 related to the renegotiation of our Swedish office lease to downsize the size of the office.  During the three and six months ended June 30, 2015, the Company did not incur any severance costs.

o
The Company incurred foreign currency exchange gains of $94,000 for the three months ended June 30, 2015 compared to gains of $56,000 for the three months ended June 30, 2014.  For the six months ended June 30, 2015, the Company incurred foreign currency exchange gains of $125,000 compared to foreign currency losses of $114,000 for the six months ended June 30, 2014.

·
Gross spending on software product development ("development") expenses for the three and six months ended June 30, 2015 totaled $820,000 and $1.7 million, respectively, as compared to $1.0 million and $1.8 million for the three and six months ended June 30, 2014, respectively. The Company capitalized $432,000 and $938,000 of product development expenses for the three and six months ended June 30, 2015, respectively, and $194,000 and $349,000 for the same periods in 2014, respectively.  Net development spending decreased from $816,000 for the three months ended June 30, 2014 to $387,000 for the three months ended June 30, 2015 and decreased from $1.4 million for the six months ended June 30, 2014 to $784,000 for the six months ended June 30, 2015.

o
Spending on simulator software development and modeling tools totaled $590,000 and $1.2 million for the three and six months ended June 30, 2015, respectively.  Spending on software product development totaled $783,000 and $1.4 million for the three and six months ended June 30, 2014, respectively.  The Company's development expenses were mainly related to a new configuration management system and the maintenance of JADE™ and SimExec® applications.

o
During the three months ended June 30, 2015 the Company completed its new Propane Refrigeration Process and Feed Gas Conditioning Process computer based tutorial and simulation training tools. Development expense related to the EnVision product line totaled $227,000 and $138,000 for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, EnVision incurred $499,000 and $222,000 of development expense, respectively.

o
The Company's 3D visualization team, which develops 3D technology to add to our training programs, incurred $3,000 and $36,000 of costs related to this effort during the three and six months ended June 30, 2015, respectively, as compared to $89,000 and $135,000 for the same periods in 2014, respectively.

Depreciation.  Depreciation expense totaled $135,000 and $134,000 for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, depreciation expense totaled $264,000 and $273,000, respectively.

Amortization of Definite-lived Intangible Assets. Amortization expense related to definite-lived intangible assets totaled $124,000 and $36,000 for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, amortization expense related to definite-lived intangible assets totaled $247,000 and $72,000, respectively.
In conjunction with the Hyperspring acquisition on November 14, 2014, we recorded $779,000 of customer-related intangible assets which is being amortized on a waterfall basis over seven years.  We recognized $92,000 and $183,000 of amortization expense for the Hyperspring intangibles for the three and six months ended June 30, 2015, respectively.
The balance of the intangible asset amortization at June 30, 2015 relates to the net Hyperspring, EnVision and TAS intangible assets.  Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contractual customer relationships and contract backlog which are recognized in proportion to the related projected revenue streams.

Operating Loss.  The Company had an operating loss of $1.3 million (9.8% of revenue) during the three months ended June 30, 2015, as compared with an operating loss of $2.0 million (23.9% of revenue) for the same period in 2014.  For the six months ended June 30, 2015 and 2014, the Company had an operating loss of $1.7 million (6.3% of revenue) and an operating loss of $4.1 million (23.9% of revenue), respectively.  The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $21,000 and $28,000 for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, net interest income totaled $48,000 and $59,000, respectively.

Gain (Loss) on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of June 30, 2015, the Company had foreign exchange contracts outstanding of approximately 2.6 million Euro, 0.4 Pounds Sterling, and 0.5 million Australian Dollars at fixed rates.  The contracts expire on various dates through December 2016.  The Company has not designated the contracts as hedges and has recognized losses on the change in the estimated fair value of the contracts of $86,000 for both the three and six months ended June 30, 2015, respectively.

As of June 30, 2014, the Company had foreign exchange contracts outstanding of approximately 1.3 million Euro and 0.1 million Pounds Sterling at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and had recognized losses on the change in the estimated fair value of the contracts of $11,000 and $254,000 for the three and six months ended June 30, 2014, respectively.

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and six months ended June 30, 2015, the Company recognized gains of $55,000 and $7,000, respectively, from the remeasurement of such contract receivables, billings in excess of revenue earned and subcontractor accruals.  For the same periods in 2014, the Company recognized losses of $6,000 and $146,000, respectively.

Other Income (Expense), Net.  For the three and six months ended June 30, 2015, the Company recognized other expense, net of $41,000 and $80,000, respectively.  For the three and six months ended June 30, 2014, the Company recognized other income, net of $3,000 and other expense, net of $7,000, respectively. The major components of other expense, net included the following items:

·
On November 14, 2014, in conjunction with the Hyperspring acquisition, the Company invested $250,000 for a 50% interest in IntelliQlik, LLC ("IntelliQlik") and is obligated to contribute an additional $250,000 upon the attainment by IntelliQlik of certain development milestones by September 30, 2015. IntelliQlik is jointly owned by GSE Performance and one of the former members of Hyperspring. For the three and six months ended June 30, 2015, the Company recognized equity losses of $40,000 and $79,000, respectively, on its investment in IntelliQlik.

·
On May 22, 2013, the Company and Electrobalt Holding, a Russian Federation closed joint-stock company, created a 50/50 joint venture called General Simulation Engineering RUS Limited Liability Company ("GSE RUS"). For the three and six months ended June 30, 2014, the Company recognized losses of $10,000 and $38,000, respectively, relating to its pro rata share of operating results from GSE-RUS.  Although the company's entire investment in GSE-RUS was written off by the end of December 2014, we have not received a request for additional funding from the joint venture and, due to the political issues with Russia regarding the conflict in Ukraine, we do not intend to contribute additional equity in the foreseeable future.

·
The Company had other miscellaneous losses of $1,000 for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, the Company had other miscellaneous income of $13,000 and $31,000, respectively.

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

The Company expects to pay income taxes in India and the UK in 2015.  In 2014, the Company paid income taxes to the UK and India.  The Company has a full valuation allowance on its U.S., Chinese and Swedish net deferred tax assets at June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, the Company's cash and cash equivalents totaled $9.8 million compared to $13.6 million at December 31, 2014.

Cash provided by (used in) operating activities.  For the six months ended June 30, 2015, net cash used in operations totaled $1.6 million.  Significant changes in the Company's assets and liabilities in the six months ended June 30, 2015 included:
·
A $138,000 increase in the Company's contract receivables.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $10.8 million at December 31, 2014 to $10.4 million at June 30, 2015.  At June 30, 2015, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $2.1 million as compared to $0.4 million at December 31, 2014.  The Company believes the entire 90-day balance at June 30, 2015 will be received.  The Company's unbilled receivables increased by approximately $0.5 million to $5.6 million at June 30, 2015 as compared to December 31, 2014.  The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company's current projects.  In July 2015, the Company invoiced $2.2 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

·	A $392,000 decrease in accounts payable, accrued compensation and accrued expenses. The decrease was due to the timing of payments made by the Company to vendors and subcontractors.

For the six months ended June 30, 2014, net cash provided by operations totaled $3.5 million.  Significant changes in the Company's assets and liabilities in the six months ended June 30, 2014 included:
·
A $10.0 million decrease in the Company's contract receivables.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $19.0 million at December 31, 2013 to $8.4 million at June 30, 2014.  At June 30, 2014, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $2.5 million as compared to $0.6 million at December 31, 2013.  The Company's unbilled receivables increased by approximately $0.5 million to $6.0 million at June 30, 2014 as compared to December 31, 2013.  The increase in the unbilled receivables was due to the timing of contracted billing milestones of the Company's current projects.

·	A $2.0 million decrease in accounts payable, accrued compensation, and accrued expenses. The decrease was due to the timing of payments made by the Company to vendors and subcontractors.

Cash used in investing activities.  Net cash used in investing activities totaled $1.5 million for the six months ended June 30, 2015.  Capital expenditures totaled $195,000 and capitalized software development costs totaled $938,000 for the six months ended June 30, 2015. Restrictions of cash as collateral under letters of credit totaled $1.2 million for the six months ended June 30, 2015.  Releases of restricted cash as collateral under letters of credit totaled $837,000 for the six months ended June 30, 2015.
Net cash used in investing activities totaled $456,000 for the six months ended June 30, 2014.  Capital expenditures totaled $141,000 and capitalized software development costs totaled $349,000 for the six months ended June 30, 2014.  Releases of restricted cash as collateral under letters of credit totaled $34,000 for the six months ended June 30, 2014.

Cash used in financing activities.  Cash used in financing activities totaled $657,000 for the six months ended June 30, 2015. Hyperspring has a working capital line of credit with IberiaBank.  The Company paid down $339,000 of the outstanding balance of the line of credit during the six months ended June 30, 2015.  During the six months ended June 30, 2015, the Company made payments of $318,000 to the former EnVision Systems, Inc. members in accordance with the 2011 purchase agreement due to the achievement of certain revenue targets in 2014.
Net cash used in financing activities totaled $500,000 for the six months ended June 30, 2014.  During the six months ended June 30, 2014, the Company made payments of $500,000 in accordance with the 2011 purchase agreement due to the achievement of certain revenue targets in 2013.
At June 30, 2015, the Company had cash and cash equivalents of $9.8 million.  The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.

Credit Facilities

Susquehanna Bank
At June 30, 2015, the Company had a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna Bank ("Susquehanna").  The Company and its subsidiary, GSE Performance Solutions, Inc., were jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 1/2%.  The agreement expires on June 30, 2016.
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
On September 30, 2014, Susquehanna Bank collateralized the outstanding letters of credit issued under the line of credit.  At June 30, 2015, the cash collateral account totaled $4.2 million and was classified as restricted cash on the balance sheet.
Effective for the quarter ending June 30, 2015, Susquehanna Bank modified the financial covenants in the Company's financing documents.  The amendment to the Master Loan and Security Agreement reduced the number of restrictive covenants from four to two, as depicted below.  The credit agreement still contains certain restrictive covenants regarding future acquisitions and incurrence of debt.

As of
	Covenant	June 30, 2015

Minimum tangible capital base	Must Exceed $10.5 million	$13.1 million
Quick ratio	Must Exceed 1.00 : 1.00	1.52 : 1.00

As of June 30, 2015, the Company was in compliance with its covenants as defined above.

At June 30, 2015, Hyperspring, LLC had a $1.0 million working capital line of credit with IberiaBank.  Under the executed promissory note, interest is payable monthly at the rate of 1.00 percentage points over the prime rate of interest as published in the money rate section of the Wall Street Journal resulting in an effective interest rate of 4.25%. The line is secured by all accounts of Hyperspring and guaranteed by GSE Systems, Inc.
On July 6, 2015, Hyperspring renewed its $1.0 million working capital line of credit with IberiaBank under the same terms.  The line of credit expires on July 6, 2016.
At December 31, 2014 the outstanding balance on the line of credit was $339,000.  At June 30, 2015, no balance was outstanding on the line of credit.

Letters of Credit and Bonds
As of June 30, 2015, the Company had fourteen standby letters of credit and one surety bond totaling $4.5 million which represent advance payment and performance bonds on twelve contracts.  The Company has deposited the full value of fourteen standby letters of credit in escrow accounts, amounting to $4.5 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's balance sheet at June 30, 2015 as restricted cash.

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
As of June 30, 2015, the Company had foreign exchange contracts outstanding of approximately 2.6 million Euro, 0.4 million Pounds Sterling, and 0.5 million Australian Dollars at fixed rates.  The contracts expire on various dates through December 2016.  The Company had not designated the contracts as hedges and had recognized a loss of $87,000 in the estimated fair value of the contracts for the three and six months ended June 30, 2015, respectively.  A 10% fluctuation in the foreign currency exchange rates up or down as of June 30, 2015 would have increased/decreased the change in the estimated fair value of the contracts by $1,800.

As of June 30, 2014, the Company had foreign exchange contracts outstanding of approximately 1.3 million Euro and 0.1 million Pounds Sterling at fixed rates.  The contracts expire on various dates through May 2016.  The Company had not designated the contracts as hedges and had recognized gains on the change in the estimated fair value of the contracts of $10,000 and $254,000 for the three and six months ended June 30, 2014, respectively.  A 10% fluctuation in the foreign currency exchange rates up or down as of June 30, 2014 would have increased/decreased the change in the estimated fair value of the contracts by $4,500.

Item 4.                          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), who is its principal executive officer, and Chief Financial Officer ("CFO"), who is its principal financial officer, to allow timely decisions regarding required disclosure.  At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Exchange Act.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Promissory Note related to the $1,000,000 Line of Credit, dated July 6, 2015, filed herewith.

10.2	Business Loan Agreement related to the $1,000,000 Line of Credit, dated July 6, 2015, filed herewith.

10.3	Amendment No. 5 to the Susquehanna Bank Agreement, dated as of July 31, 2015. Filed herewith.

10.4	Amendment No. 4 to the Susquehanna Bank Agreement, dated as of December 31, 2014. Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2015                                                                                                                                  GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)