Form 10-Q
period 2015-09-30
GSE SYSTEMS INC
filed 2015-11-12
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

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

There were 17,897,859 shares of common stock, with a par value of $.01 per share outstanding as of November 11, 2015.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Unaudited
	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$12,832	$13,583
Restricted cash	223	613
Contract receivables, net	12,240	15,830
Prepaid expenses and other current assets	2,380	1,703
Total current assets	27,675	31,729

Equipment, software and leasehold improvements	7,039	7,055
Accumulated depreciation	(5,387)	(5,229)
Equipment, software and leasehold improvements, net	1,652	1,826

Software development costs, net	996	1,414
Goodwill	5,612	5,612
Intangible assets, net	903	1,279
Long-term restricted cash	3,305	3,591
Other assets	78	548
Total assets	$40,221	$45,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$-	$339
Accounts payable	2,015	2,330
Accrued expenses	1,944	1,554
Accrued compensation and payroll taxes	3,707	2,595
Billings in excess of revenue earned	7,062	8,684
Accrued warranty	1,614	1,456
Current contingent consideration	2,601	2,842
Other current liabilities	444	473
Total current liabilities	19,387	20,273

Contingent consideration	2,221	1,948
Other liabilities	238	38
Total liabilities	21,846	22,259

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and outstanding none in 2015 and 2014	-	-
Common stock $.01 par value, 30,000,000 shares authorized, 19,496,770 shares issued and 17,897,859 shares outstanding in 2015, 19,486,770 shares issued and 17,887,859 shares outstanding in 2014	195	195
Additional paid-in capital	73,324	72,917
Accumulated deficit	(50,708)	(45,142)
Accumulated other comprehensive loss	(1,437)	(1,231)
Treasury stock at cost, 1,598,911 shares in 2015 and 2014	(2,999)	(2,999)
Total stockholders' equity	18,375	23,740
Total liabilities and stockholders' equity	$40,221	$45,999

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014

Contract revenue	$14,961	$7,823	$42,589	$24,823

Cost of revenue	11,158	5,368	32,649	17,497
Write-down of capitalized software development costs	1,538	-	1,538	-
Gross profit	2,265	2,455	8,402	7,326

Operating expenses:
Selling, general and administrative	3,811	3,954	11,031	11,939
Restructuring charges	1,600	272	1,746	883
Depreciation	119	140	383	413
Amortization of definite-lived intangible assets	123	36	370	108
Total operating expenses	5,653	4,402	13,530	13,343

Operating loss	(3,388)	(1,947)	(5,128)	(6,017)

Interest income, net	19	44	67	103
Gain (loss) on derivative instruments, net	20	69	(59)	178
Other expense, net	(156)	-	(235)	(7)
Loss before income taxes	(3,505)	(1,834)	(5,355)	(5,743)

Provision for income taxes	50	61	211	162
Net loss	$(3,555)	$(1,895)	$(5,566)	$(5,905)

Basic loss per common share	$(0.20)	$(0.11)	$(0.31)	$(0.33)

Diluted loss per common share	$(0.20)	$(0.11)	$(0.31)	$(0.33)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014

Net loss	$(3,555)	$(1,895)	$(5,566)	$(5,905)

Foreign currency translation adjustment, net of tax	(76)	(261)	(206)	(362)

Comprehensive loss	$(3,631)	$(2,156)	$(5,772)	$(6,267)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2014	19,487	$195	$72,917	$(45,142)	$(1,231)	(1,599)	$(2,999)	$23,740

Stock-based compensation expense	-	-	392	-	-	-	-	392
Common stock issued for services provided	10	-	15	-	-	-	-	15
Foreign currency translation adjustment	-	-	-	-	(206)	-	-	(206)
Net loss	-	-	-	(5,566)	-	-	-	(5,566)
Balance, September 30, 2015	19,497	$195	$73,324	$(50,708)	$(1,437)	(1,599)	$(2,999)	$18,375

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,566)	$(5,905)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-down of capitalized software development costs	1,538	-
Depreciation	383	413
Amortization of definite-lived intangible assets	370	108
Capitalized software amortization	291	173
Change in fair value of contingent consideration	739	69
Stock-based compensation expense	407	514
Equity loss on investments	233	38
(Gain) loss on derivative instruments	59	(178)
Changes in assets and liabilities:
Contract receivables	3,580	11,928
Prepaid expenses and other assets	(409)	419
Accounts payable, accrued compensation and accrued expenses	1,262	(2,292)
Billings in excess of revenue earned	(1,618)	792
Accrued warranty reserves	158	(349)
Other liabilities	(120)	(575)
Net cash provided by operating activities	1,307	5,155

Cash flows from investing activities:
Capital expenditures	(217)	(240)
Capitalized software development costs	(1,411)	(590)
Restrictions of cash as collateral under letters of credit	(1,148)	(3,159)
Releases of cash as collateral under letters of credit	1,824	34
Net cash used in investing activities	(952)	(3,955)

Cash flows from financing activities:
Payments on line of credit	(339)	-
Payments of the liability-classified contingent consideration arrangements	(500)	(500)
Net cash used in financing activities	(839)	(500)

Effect of exchange rate changes on cash	(267)	(315)
Net increase (decrease) in cash and cash equivalents	(751)	385
Cash and cash equivalents at beginning of year	13,583	15,643
Cash and cash equivalents at end of period	$12,832	$16,028

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months ended September 30, 2015 and 2014
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
Our Performance Improvement Solutions business segment encompasses all of the solution-oriented technologies and services traditionally associated with GSE which focus on both our client's people and their plants and operations. This segment includes various simulation, training and engineering products and services delivered across the breadth of industries we serve. Our simulation solutions include platforms ranging from (1) the non-specific plant systems of our EnVision product line used to teach fundamental processes to newly hired employees, to (2) custom plant-specific simulators used to train plant operators, to (3) engineering-grade simulation solutions used to help clients verify and validate control systems prior to new plant construction or modification of existing plants, to (4) engineering-grade simulation solutions used for human factors engineering. Training applications include turnkey and custom training services to make training more effective. Our engineering services include plant design, automation and control systems design, functional safety and compliance analysis, and engineering consultations.

·	Nuclear Industry Training and Consulting (formerly our "Staff Augmentation" segment)
Nuclear Industry Training and Consulting services provide specialized workforce solutions primarily to the nuclear industry. These employees work at our clients' facilities under client direction. Examples of these highly skilled positions are primarily senior reactor operations instructors, procedure writers, work management specialists, planners and training material developers. This business is managed through our Hyperspring, LLC subsidiary.  Hyperspring has been providing these services since 2005.
Financial information about the two business segments is provided in Note 15 of the accompanying Consolidated Financial Statements.
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

Revenue Recognition on Long-Term Contracts
The Company recognizes revenue through (1) fixed price contracts on the sale of uniquely designed systems containing hardware, software and other material and (2) time and material contracts primarily for Nuclear Industry Training and Consulting support and service agreements.
In accordance with ASC 605-35, Construction-Type and Production-Type Contracts, our Performance Improvement Solutions segment accounts for revenue under fixed-price contracts using the percentage-of-completion method. This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified. The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.
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
The Company recognizes revenue under time and materials contracts primarily from Nuclear Industry Training and Consulting and certain consulting agreements. Revenue on time and materials contracts is recognized as services are rendered and performed. Under a typical time-and-materials billing arrangement, customers are billed on a regularly scheduled basis, such as biweekly or monthly. At the end of each accounting period, revenue is estimated and accrued for services performed since the last billing cycle. These unbilled amounts are billed the following month.

For the three and nine months ended September 30, 2015 and 2014, the following customers provided more than 10% of the Company's consolidated revenue:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Tennessee Valley Authority	14.3%	0.0%	17.9%	0.0%
Public Service Enterprise Group Inc.	11.3%	0.6%	10.6%	0.6%

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

The number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three Months ended		Nine Months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(3,555)	$(1,895)	$(5,566)	$(5,905)

Denominator:
Weighted-average shares outstanding for basic earnings per share	17,894,272	17,887,859	17,890,020	17,887,859

Effect of dilutive securities:
Employee stock options	-	-	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	17,894,272	17,887,859	17,890,020	17,887,859

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	2,513,321	2,736,703	2,548,401	2,730,558

4.	Acquisition

Hyperspring, LLC

On November 14, 2014, (the "Closing Date") the Company, through its operating subsidiary, GSE Power Systems, Inc. (now GSE Performance Solutions, Inc. "GSE Performance"),  acquired Hyperspring, LLC ("Hyperspring") pursuant to a Membership Interests Purchase Agreement ("Purchase Agreement") with the sellers of Hyperspring ("Sellers").  Hyperspring, headquartered in Huntsville, Alabama, specializes in training and development, plant operations support services, and Nuclear Industry Training and Consulting, primarily in the United States nuclear industry.  Hyperspring operates as a wholly-owned subsidiary of GSE Performance Solutions, Inc.  The purchase price allocation included customer relationship intangible assets valued at $779,000 which are being amortized over seven years.
GSE Performance paid the Sellers an aggregate of $3.0 million in cash at the closing date.  Per the Purchase Agreement, a $1.2 million payment was due to the former Hyperspring members if Hyperspring were successful in renewing its contract with the Tennessee Valley Authority ("TVA") for a two year period for substantially the same scope as was currently being provided and with substantially the same economics.  On September 24, 2015, TVA executed a three-year renewal contract with Hyperspring; accordingly the Company paid the $1.2 million payment to the former Hyperspring members in October 2015.
In addition, GSE may be required, pursuant to the terms of the Purchase Agreement, to pay the Sellers up to an additional $7.2 million if Hyperspring attains certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets for the three-year period ending November 13, 2017. Accordingly, the total cash paid to the former Hyperspring members may total $11.4 million.

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

Pro forma results.  Our consolidated financial statements include the operating results of Hyperspring as of the date of acquisition.  For the nine months ended September 30, 2015 and 2014, the unaudited pro forma financial information below assumes that our material business acquisition of Hyperspring occurred on January 1, 2014.

(in thousands except per share data)	(unaudited)
	Three Months ended		Nine Months ended
	September 30,		September 30,
Pro forma financial information including the acquisition of Hyperspring	2015	2014	2015	2014
Revenue	$14,961	$12,307	$42,589	$37,930
Operating loss	(3,195)	(1,785)	(4,701)	(5,848)
Net loss	(3,363)	(1,697)	(5,140)	(5,749)
Loss per common share — basic	$(0.19)	$(0.09)	$(0.29)	$(0.32)
Loss per common share — diluted	$(0.19)	$(0.09)	$(0.29)	$(0.32)

IntelliQlik LLC
In conjunction with the Hyperspring acquisition, GSE Performance invested $250,000 for a 50% interest in IntelliQlik, LLC ("IntelliQlik").  IntelliQlik is developing a software platform for online learning and learning management for the energy market and is jointly owned by GSE Performance and a former Hyperspring member.  GSE Performance was obligated to contribute an additional $250,000 should IntelliQlik attain certain development milestones by September 30, 2015.  Based on a review of the software platform as of September 30, 2015, GSE concluded that the required development milestones had not been met and did not contribute the additional $250,000 investment.  The Company wrote-off the remaining $126,000 balance of its IntelliQlik investment in the third quarter 2015.  The loss was recorded under other expense, net.

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
As of September 30, 2015 and December 31, 2014, current contingent consideration totaled $2.6 million and $2.8 million, respectively.  As of September 30, 2015 and December 31, 2014, we also had accrued contingent consideration totaling $2.2 million and $1.9 million, respectively, which represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.
During the three and nine months ended September 30, 2015 the Company made payments of $182,000 and $500,000, respectively, to the former EnVision shareholders in accordance with the purchase agreements.  For the nine months ended September 30, 2015, the Company did not make any payments to the former owners of Hyperspring.  Refer to the Subsequent Event footnote in regards to the $1.2 million payout to the former Hyperspring members in October 2015.

(in thousands)
	September 30,	December 31,
	2015	2014
Hyperspring, LLC	$2,601	$2,152
IntelliQlik, LLC	-	213
EnVision Systems, Inc.	-	477
Current contingent consideration	$2,601	$2,842

Hyperspring, LLC	$2,221	$1,948
Contingent consideration	$2,221	$1,948

5.	Contract Receivables

Contract receivables represent balances due from a broad base of both domestic and international customers.  All contract receivables are considered to be collectible within twelve months. Recoverable costs and accrued profit not billed represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts.

The components of contract receivables are as follows:

(in thousands)	September 30,	December 31,
	2015	2014

Billed receivables	$7,473	$10,792
Recoverable costs and accrued profit not billed	4,769	5,060
Allowance for doubtful accounts	(2)	(22)
Total contract receivables, net	$12,240	$15,830

Recoverable costs and accrued profit not billed totaled $4.8 million and $5.1 million as of September 30, 2015 and December 31, 2014, respectively.  During October 2015, the Company invoiced $1.9 million of the unbilled amounts.

The following customers accounted for more than 10% of the Company's consolidated contract receivables as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
China Nuclear Power Engineering Company	14.7%	3.9%
State Nuclear Power Automation System Engineering Co.	0.4%	10.2%

6.	Software Development Costs

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

During the third quarter of 2015,  the Company's new CEO conducted a review of the Company's organizational and cost structure and software development plans.  Based upon this review, GSE decided to terminate the Enterprise Data Management ("EDM") development program.  As a result, GSE believes that the full value of the capitalized software development costs relating to EDM are no longer recoverable.  As of September 30, 2015, GSE recorded a $1.5 million write-down of software development costs which was the full capitalized balance of its EDM development projects.

Software development costs capitalized were $473,000 and $1.4 million for the three and nine months ended September 30, 2015, respectively, and $241,000 and $590,000 for the three and nine months ended September 30, 2014, respectively.  Total amortization expense was $96,000 and $291,000 for the three and nine months ended September 30, 2015, respectively, and $78,000 and $173,000 for the three and nine months ended September 30, 2014, respectively.

7.	Goodwill and Intangible Assets

Goodwill

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. generally accepted accounting principles. After the acquisition of Hyperspring, LLC ("Hyperspring") on November 14, 2014, our reporting units are: (i) Performance Improvement Solutions and (ii) Nuclear Industry Training and Consulting.  At September 30, 2015 and December 31, 2014, the $5.6 million of goodwill balance was related to the Hyperspring acquisition and is assigned to our Nuclear Industry Training and Consulting segment.
Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment ("ASU 2011-08") permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount. As of September 30, 2015, no impairment has been recognized on goodwill.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities.

The following table presents assets and liabilities measured at fair value at September 30, 2015:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$12,129	$-	$-	$12,129
Foreign exchange contracts	-	124	-	124

Total assets	$12,129	$124	$-	$12,253

Foreign exchange contracts	$-	$(107)	$-	$(107)

Total liabilities	$-	$(107)	$-	$(107)

The following table presents assets and liabilities measured at fair value at December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$11,661	$-	$-	$11,661
Foreign exchange contracts	-	92	-	92

Total assets	$11,661	$92	$-	$11,753

Foreign exchange contracts	$-	$(24)	$-	$(24)

Total liabilities	$-	$(24)	$-	$(24)

9.	Derivative Instruments

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
As of September 30, 2015, the Company had foreign exchange contracts outstanding of approximately 2.6 million Euro, 0.6 million Pounds Sterling, 0.5 million Australian Dollars, and 12.5 million Japanese Yen at fixed rates.  The contracts expire on various dates through December 2016.  At December 31, 2014, the Company had contracts outstanding of approximately 1.4 million Euro, 0.3 million Pounds Sterling, 0.8 million Australian Dollars, and 0.5 million Malaysian Ringgits at fixed rates.
The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	September 30,	December 31,
(in thousands)	2015	2014

Asset derivatives
Prepaid expenses and other current assets	$121	$71
Other assets	3	21
	124	92
Liability derivatives
Other current liabilities	(15)	(23)
Other liabilities	(92)	(1)
	(107)	(24)

Net fair value	$17	$68

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

For the three and nine months ended September 30, 2015 and 2014, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)	2015	2014	2015	2014

Foreign exchange contracts- change in fair value	$34	$58	$(53)	$312
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	(14)	11	(6)	(134)

Gain (loss) on derivative instruments, net	$20	$69	$(59)	$178

10.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $136,000 and $175,000 of stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively, under the fair value method and recognized $407,000 and $514,000 of stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively.

In the third quarter 2015, the Company granted 975,000 Restricted Stock Unit's with an aggregate fair value of $673,500.  The RSUs vest upon the achievement of specific performance measures.  The fair value of the RSUs is expensed ratably over the requisite service period, which ranges between one and five years.

The Company granted 10,000 and 60,000 stock options for the three and nine months ended September 30, 2015, respectively.  The fair value of the options granted for the three and nine months ended September 30, 2015 was $8,000 and $48,000, respectively. The Company granted 0 and 60,000 stock options for the three and nine months ended September 30, 2014, respectively.  The fair value of the granted options at the grant date was $56,000.

11.  Long-Term Debt

At September 30, 2015 and December 31, 2014, the Company had no long-term debt.
Lines of Credit
Susquehanna Bank
At September 30, 2015, the Company had a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna Bank ("Susquehanna").  The Company and its subsidiary, GSE Performance Solutions, Inc., were jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 1/2%.  The agreement expires on June 30, 2016.
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
On September 30, 2014, Susquehanna Bank collateralized the outstanding letters of credit issued under the line of credit.  At September 30, 2015 and December 31, 2014, the cash collateral account totaled $3.6 million and $4.2 million, respectively. The balances were classified as restricted cash on the balance sheet.

The credit agreements contain certain restrictive covenants regarding future acquisitions and incurrence of debt.  On July 31, 2015, the Company signed a Fifth Comprehensive Amendment to the Master Loan and Security Agreement in which the Company's financial covenants were reduced from four to two, and the covenant targets were adjusted.

As of
	Covenant	September 30, 2015

Minimum tangible capital base	Must Exceed $10.5 million	$10.9 million
Quick ratio	Must Exceed 1.00 : 1.00	1.43 : 1.00

As of September 30, 2015, the Company was in compliance with its financial covenants as defined above.

IberiaBank
At September 30, 2015, Hyperspring, LLC has a $1.0 million working capital line of credit with IberiaBank for a one year period.  Under the executed promissory note, interest is payable monthly at the rate of 1.00 percentage points over the prime rate of interest as published in the money rate section of the Wall Street Journal resulting in an effective interest rate of 4.25%. The line is secured by all accounts of Hyperspring and guaranteed by GSE Systems, Inc.  The line of credit expires on July 6, 2016.  At September 30, 2015, the Company had no outstanding amounts under the line of credit.
Letters of Credit and Bonds
As of September 30, 2015, the Company has thirteen standby letters of credit and one surety bond totaling $3.6 million which represent advance payment and performance bonds on twelve contracts.  The Company has deposited the full value of thirteen standby letters of credit in escrow accounts, amounting to $3.6 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's balance sheet at September 30, 2015 as restricted cash.

12.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The activity in the warranty account is as follows:

(in thousands)

Balance at December 31, 2014	$1,456
Warranty provision	514
Warranty claims	(312)
Currency adjustment	(44)
Balance at September 30, 2015	$1,614

13.	Income Taxes

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

In 2014, the Company paid income taxes in the UK and India and expects to do so again in 2015.  The Company has a full valuation allowance on its U.S., Swedish, and Chinese net deferred tax assets at September 30, 2015.

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

The Nuclear Industry Training and Consulting services segment provides specialized workforce solutions primarily to the U.S. nuclear industry, working at our clients' facilities.  This business is managed through our Hyperspring, LLC subsidiary.  Hyperspring has been providing these services since 2005.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense:

(in thousands)	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014

Contract revenue:
Performance Improvement Solutions	$9,903	$7,823	$26,911	$24,823
Nuclear Industry Training and Consulting	5,058	-	15,678	-
	$14,961	$7,823	$42,589	$24,823

Operating income (loss):
Performance Improvement Solutions	$(3,604)	$(1,905)	$(5,493)	$(5,948)
Nuclear Industry Training and Consulting	442	-	1,104	-
Loss on change in fair value of contingent consideration, net	(226)	(42)	(739)	(69)

Operating loss	$(3,388)	$(1,947)	$(5,128)	$(6,017)

Interest income, net	19	44	67	103
Gain (loss) on derivative instruments, net	20	69	(59)	178
Other expense, net	(156)	-	(235)	(7)
Loss before income taxes	$(3,505)	$(1,834)	$(5,355)	$(5,743)

16.	Subsequent Events

Per the Hyperspring LLC Purchase Agreement, a $1.2 million payment was due to the former Hyperspring members if Hyperspring were successful in renewing its contract with the Tennessee Valley Authority ("TVA") for at least a two year period for substantially the same scope as was being provided at the acquisition date and with substantially the same economics.  On September 24, 2015, TVA executed a three-year renewal contract with Hyperspring; accordingly, the Company paid the $1.2 million payment to the former Hyperspring members in October 2015.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GSE Systems, Inc. ("GSE Systems", "GSE" or the "Company") is a world leader in real-time high fidelity simulation.  The Company provides simulation and educational solutions and services to the nuclear and fossil electric utility industry, and the chemical and petrochemical industries.  GSE is the parent company of the following entities:

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

The Company has two reportable business segments:  Performance Improvement Solutions which provides simulation, engineering, and training solutions and services to the nuclear and fossil fuel power industry and to the chemical and petrochemical industries and Nuclear Industry Training and Consulting (formerly our "Staff Augmentation" segment) which provides personnel to fulfill staff positions on a short-term basis to energy industry customers.

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

General Business Environment
We operate through two reportable business segments: Performance Improvement Solutions and Nuclear Industry Training and Consulting.  Each segment focuses on delivering solutions to certain classes of customers or within targeted markets.  Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level.  Business development and sales resources are generally aligned with each segment to support existing customer accounts and new customer development.  Our two business segments are:

Performance Improvement Solutions
Our Performance Improvement Solutions business segment primarily encompasses our next-generation power plant and process simulation solutions, as well as engineering solutions.  This segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve: primarily nuclear and fossil power generation, and the petroleum industry.  Our simulation solutions include the following: (1) simulation tools and services, including operator training systems, for the nuclear power industry, (2) simulation tools and services, including operator training systems, for the fossil power industry, (3) simulation tools and services for the petroleum industry used to teach fundamental industry processes and control systems to newly hired employees.

Nuclear Industry Training and Consulting
Nuclear Industry Training and Consulting provides highly specialized and skilled nuclear operations instructors and other consultants to the nuclear power industry.  These employees work at our clients' facilities under client direction.  Examples of these highly skilled positions are primarily senior reactor operations instructors, procedure writers, work management specialists, planners and training material developers.  This business is managed through our Hyperspring LLC subsidiary.  The business model, management focus, margins and other factors clearly separate this business line from the rest of the GSE product and service portfolio.  Hyperspring has been providing these services since 2005.

Industry Trends
We believe the most serious future challenge facing the industries we serve is access to and continued development of a trained and efficient workforce.  This challenge manifests itself in the increasing pace of the knowledge lost as a large percentage of the experienced workforce reaches retirement age over the next ten years.  The replacement of these experienced workers by a new generation who have different learning styles and work expectations is a critical challenge that the power and process industries must address. Globally, as more people increase their standard of living so too will global power demand increase, which will require the on-going construction of power plants.  Developing a skilled labor force to operate these plants and keep their skills honed and evergreen is another key challenge facing the global power industry. Additionally, there seems to be an emerging enlightenment that nuclear energy is an increasingly desirable form of energy production as there are no greenhouse gas emissions associated with nuclear power generation.  We believe that GSE is well positioned to take advantage of these trends as they emerge.

Growing Global Power Demand
At the same time that experienced nuclear workforce is retiring, new nuclear capacity will be coming into operation.  According to the International Energy Agency's, World Energy Outlook 2014, global energy demand is projected to rise 37% by 2040. Similarly the BP Energy Outlook 2035 projects a 41% rise in global energy consumption between 2012 and 2035.  While a diverse mix of power generation technologies will be used to satisfy the increasing demand, nuclear energy will continue to play a significant role.  Nuclear energy output is expected to rise at around 1.9% per year until 2035.  There are currently 67 nuclear plants under construction in 15 countries, including 24 in China, 9 in Russia, 6 in India and 4 in the United Arab Emirates according to the Nuclear Energy Institute.  Other countries with multiple reactors under construction include Slovakia, Korea, Pakistan, Belarus and Japan.
Five reactors are currently under construction in the US including two for Southern Nuclear at the Vogtle Site; two at SCANA's VC Summer site and one at the Tennessee Valley Authority's Watts Bar generating facility.  The UK recently announced collaboration with Chinese nuclear entities that will help finance new reactors at the Hinkley Point site and set the stage for additional reactor projects in the UK in the future.
According to the World Nuclear Association, there are 165 reactors in 27 countries in specific phases of planning that will be operating by 2030.
Growing awareness of strategic environmental advantages of nuclear energy
The growth in nuclear energy is aided by its increasing recognition as a critical technology for reaching the CO2 emission reduction targets recommended by the scientific community.  According to the UN's Intergovernmental Panel on Climate Change and research from the National Renewable Energy Laboratory, greenhouse gas emissions across the entire lifecycle of nuclear energy from uranium mining to decommissioning, are comparable with those of wind power.

Workforce Trends
Power Engineering Magazine article: Who will Replace Power Aging Workforce? cites the Nuclear Energy Institute estimates that 39% of the nuclear workforce will be eligible to retire by 2018 resulting in the need for 20,000 new workers to replace them. The article goes on to discuss the US Department of Labor estimates as much as 50% of the nation's utility workforce will be retiring in the next 5-10 years.
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
Power Magazine article Manpower Report: Power Industry Faces Talent Shortage, (May 2014) cites a survey by Manpower which say 58% of executives struggle finding the talent they need.  Students are consistently underperforming in science, technology, engineering and math and, on average, only 45% of applicants are passing basic skilled-trade aptitude tests.
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

Our Solutions
Our two overarching solution sets, Entry2Expert (E2E) and Design2Decom (D2D) bring together the collection of skills GSE has amassed over more than 40 years from its traditional roots in custom simulation to the recent acquisition of the specialized engineering and training capabilities.

Entry2Expert Performance Cycle
To assist our clients in creating world-class internal training and performance improvement programs, we are building the E2E Performance Solution, a set of integrated and scalable products and services which provide a structured program from employee selection and onboarding through continuous skills improvement for experienced employees.  GSE can now provide the right training solution for the right step in each employee's career.

The goal of our E2E performance lifecycle offering is to help improve our customer's bottom line through superior human achievement in screening and selecting the right workforce, shortening the learning process, reducing human errors, improving worker agility and mitigating the effects of retirements and turnover.

Design2Decom Performance Cycle
Just like the E2E process helps improve the performance of our customers' people, D2D encompasses a range of services and technologies aimed at improving plant performance. From getting a client's system on-line faster, to operating safety, and support from experienced staff throughout the lifecycle, services include: engineering and specialized plant support services, virtual commissioning of plants and plant changes, safety and compliance services and assistance in decommissioning.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three Months ended September 30,				Nine Months ended September 30,
	2015	%	2014	%	2015	%	2014	%
Contract revenue	$14,961	100.0%	$7,823	100.0%	$42,589	100.0%	$24,823	100.0%
Cost of revenue	11,158	74.6%	5,368	68.6%	32,649	76.7%	17,497	70.5%
Write-down of capitalized software development costs	1,538	10.3%	-	0.0%	1,538	3.6%	-	0.0%

Gross profit	2,265	15.1%	2,455	31.4%	8,402	19.7%	7,326	29.5%
Operating expenses:
Selling, general and administrative	3,811	25.5%	3,954	50.5%	11,031	25.9%	11,939	48.0%
Restructuring charges	1,600	10.7%	272	3.5%	1,746	4.1%	883	3.6%
Depreciation	119	0.8%	140	1.8%	383	0.9%	413	1.7%
Amortization of definite-lived intangible assets	123	0.8%	36	0.5%	370	0.9%	108	0.4%
Total operating expenses	5,653	37.8%	4,402	56.3%	13,530	31.8%	13,343	53.7%

Operating loss	(3,388)	(22.7)%	(1,947)	(24.9)%	(5,128)	(12.1)%	(6,017)	(24.2)%

Interest income, net	19	0.1%	44	0.6%	67	0.2%	103	0.4%
Gain (loss) on derivative instruments, net	20	0.1%	69	0.9%	(59)	(0.1)%	178	0.7%
Other expense, net	(156)	(0.9)%	-	0.0%	(235)	(0.6)%	(7)	0.0%

Loss before income taxes	(3,505)	(23.4)%	(1,834)	(23.4)%	(5,355)	(12.6)%	(5,743)	(23.1)%

Provision for income taxes	50	0.4%	61	0.8%	211	0.5%	162	0.7%

Net loss	$(3,555)	(23.8)%	$(1,895)	(24.2)%	$(5,566)	(13.1)%	$(5,905)	(23.8)%

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

Results of Operations - Three and Nine Months ended September 30, 2015 versus Three and Nine Months ended September 30, 2014

Contract Revenue.  Total contract revenue for the three months ended September 30, 2015 totaled $15.0 million, which was 91.2% more than the $7.8 million total revenue for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, contract revenue totaled $42.6 million, which was 71.6% greater than the $24.8 million of revenue for the nine months ended September 30, 2014.  The increase in revenue was primarily driven by the acquisition of Hyperspring, represented by our Nuclear Industry Training and Consulting segment, described below.

	Three Months ended		Nine Months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Contract Revenue:
Performance Improvement Solutions	$9,903	$7,823	$26,911	$24,823
Nuclear Industry Training and Consulting	5,058	-	15,678	-
Total Contract Revenue	$14,961	$7,823	$42,589	$24,823

Performance Improvement Solutions revenue increased 26.6% from $7.8 million for the three months ended September 30, 2014 to $9.9 million for the three months ended September 30, 2015.  The main driver of this increase was a $1.0 million increase in Fossil project revenue.  In addition, Performance Improvement Solutions saw increases in revenue from a mix of other industries between those periods, including Nuclear and Process. We recorded total Performance Improvement Solutions orders of $3.8 million in the three months ended September 30, 2015 as compared to $17.6 million in the three months ended September 30, 2014. For the nine months ended September 30, 2015 Performance Improvement Solutions revenue was $26.9 million compared to $24.8 million for the nine months ended September 30, 2014.  Again, the main driver of this increase was Fossil project revenue which increased $3.4 million in the third quarter 2015 as compared to the third quarter 2014.  The increase in Fossil project revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was partially offset by decreases in project revenue in a mix of other industries. We recorded total Performance Improvement Solutions orders of $27.6 million in the nine months ended September 30, 2015 as compared to $33.5 million in the nine months ended September 30, 2014.
As discussed earlier, our Nuclear Industry Training and Consulting business segment was created due to the acquisition of Hyperspring, LLC on November 14, 2014.  Revenue for the three months ended September 30, 2015 totaled $5.1 million.  Nuclear Industry Training and Consulting orders totaled $1.5 million during the same period.  Revenue for the nine months ended September 30, 2015 totaled $15.7 million and orders totaled $14.6 million during the same period.
At September 30, 2015, backlog was $47.5 million: $42.1 million for the Performance Improvement Solutions business segment and $5.4 million for Nuclear Industry Training and Consulting.  At December 31, 2014, the Company's backlog was $48.4 million: $41.7 million for the Performance Improvement Solutions business segment and $6.7 million for Nuclear Industry Training and Consulting.

Write-down of capitalized software development costs.  The Company makes ongoing evaluations of the recoverability of its capitalized software projects.  During the third quarter of 2015, the Company's new CEO conducted a review of the Company's organizational and cost structures and software development plans.  As a result of this review, the Company has terminated further development of its Enterprise Data Management ("EDM") system and has concluded that the capitalized software development costs relating to EDM were no longer recoverable.  Accordingly, in the three months ended September 30, 2015, GSE recorded a $1.5 million write-down of software development costs which was the full capitalized balance of the EDM configuration management system.

Gross Profit.  Excluding the $1.5 million write-down of software development costs, gross profit was $3.8 million for the three months ended September 30, 2015 compared to $2.5 million for the same period in 2014.  As a percentage of revenue, gross profit decreased from 31.4% for the three months ended September 30, 2014 to 25.4% for the three months ended September 30, 2015.  Excluding the $1.5 million write-down of software development costs, for the nine months ended September 30, 2015, gross profit was $9.9 million compared to $7.3 million for the same period in 2014.  As a percentage of revenue, gross profit decreased from 29.5% for the nine months ended September 30, 2014 to 23.3% for the nine months ended September 30, 2015.  The reduction in gross profit in 2015 reflects the Company's acquisition of Hyperspring LLC in November 2014.  Hyperspring, which comprises our Nuclear Industry Training and Consulting segment, has an overall gross profit which is significantly lower than the historical gross profit of our Performance Improvement Solution segment.

	Three Months ended				Nine Months ended
	September 30,				September 30,
(in thousands)	2015	%	2014	%	2015	%	2014	%
Gross Profit:
Performance Improvement Solutions	$3,127	31.6%	$2,455	31.4%	$8,158	30.3%	$7,326	29.5%
Nuclear Industry Training and Consulting	676	13.4%	-	0.0%	1,782	11.4%	-	0.0%
Consolidated Gross Profit Excluding Write-down	3,803	25.4%	2,455	31.4%	9,940	23.3%	7,326	29.5%
Write-down of capitalized software development costs	(1,538)	10.3%	-	0.0%	(1,538)	3.6%	-	0.0%
Consolidated Gross Profit	$2,265	15.1%	$2,455	31.4%	$8,402	19.7%	$7,326	29.5%

Excluding the $1.5 million write-down of software development costs, Performance Improvement Solutions had gross profit of $3.1 million or 31.6% of segment revenue for the three months ended September 30, 2015 compared to $2.5 million or 31.4% of segment revenue for the quarter ended September 30, 2014.

Excluding the $1.5 million write-down of software development costs, Performance Improvement Solutions had gross profit of $8.2 million or 30.3% of segment revenue for the nine months ended September 30, 2015  compared to gross profit of $7.3 million or 29.5% of segment revenue for the nine months ended September 30, 2014.  The increase in gross margin percent for Performance Improvement Solutions for the nine months ended September 30, 2015 as compared to the same period in 2014 is mainly due to:
·	The restructuring of our Swedish operations in 2014 which has reduced their operations overhead costs and facility expenses in 2015,
·	The completion in 2014 of a process simulation project that had a 14% gross margin, and
·	Higher margined engineering consulting projects in 2015 for our UK subsidiary.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses totaled $3.8 million in the three months ended September 30, 2015, a 3.6% decrease from the $4.0 million for the same period in 2014.  For the nine months ended September 30, 2015 and 2014, SG&A expenses totaled $11.0 million and $11.9 million, respectively.  The decreases reflect the following spending variances:

·
Business development and marketing costs decreased from $1.5 million for the three months ended September 30, 2014 to $1.2 million for the three months ended September 30, 2015, and decreased from $4.5 million for the nine months ended September 30, 2014 to $4.0 million for the nine months ended September 30, 2015. Bidding and proposal costs, a component of business development costs which are the costs of operations personnel assisting with the preparation of contract proposals, were $180,000 and $420,000 for the three months ended September 30, 2015 and 2014, respectively, and $679,000 and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively.

·
The Company's general and administrative expenses ("G&A") increased to $2.2 million from $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and increased to $5.9 million from $5.2 million for the nine months ended September 30, 2015 and 2014, respectively.  Some components of G&A are as follows:

o
For the three months ended September 30, 2015 and 2014, contingent consideration accretion expense was $306,000 and $22,000, respectively.  For the nine months ended September 30, 2015 and 2014, contingent consideration accretion expense was $739,000 and $69,000, respectively.  The increase in contingent consideration is a result of the Hyperspring acquisition on November 14, 2014 and is associated with the deferred contingent consideration due to the former Hyperspring members if certain EBITDA targets are met.

o
In 2014, the Company's Board of Directors agreed to waive their fees for 2014.  These fees were reinstated in 2015 and totaled $51,000 and $149,000 in the three and nine months ended September 30, 2015.

o
For the three and nine months ended September 30, 2014, the Company incurred acquisition expenses of $35,000 and $108,000, respectively, related to the acquisition of Hyperspring.  No acquisition expenses were incurred in 2015.

·
Gross spending on software product development ("development") expenses for the three and nine months ended September 30, 2015 totaled $866,000 and $2.6 million, respectively, as compared to $1.0 million and $2.8 million for the three and nine months ended September 30, 2014, respectively. The Company capitalized $473,000 and $1.4 million of product development expenses for the three and nine months ended September 30, 2015, respectively, and $241,000 and $590,000 for the same periods in 2014, respectively.  Net development spending decreased from $795,000 for the three months ended September 30, 2014 to $393,000 for the three months ended September 30, 2015 and decreased from $2.2 million for the nine months ended September 30, 2014 to $1.2 million for the nine months ended September 30, 2015.

o
Spending on simulator software development and modeling tools totaled $518,000 and $1.7 million for the three and nine months ended September 30, 2015, respectively.  Spending on software product development totaled $760,000 and $2.2 million for the three and nine months ended September 30, 2014, respectively.  The Company's development expenses were mainly related to a new configuration management system and the enhancement of JADE™ and SimExec® applications.  However, the Company wrote off the capitalized costs related to the new configuration management system in the third quarter 2015.  See Write-down of capitalized software development costs, above.

o
During the three months ended September 30, 2015 the Company completed its new Propane Refrigeration Process and Feed Gas Conditioning Process computer based tutorial and simulation training tools. Development expense related to the EnVision product line totaled $276,000 and $233,000 for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, EnVision incurred $775,000 and $455,000 of development expense, respectively.

o
The Company's 3D visualization team, which develops 3D technology to add to our training programs, incurred $72,000 and $108,000 of costs related to this effort during the three and nine months ended September 30, 2015, respectively, as compared to $43,000 and $178,000 for the same periods in 2014, respectively.  The Company's 3D development activities have been curtailed as a part of the third quarter 2015 restructuring.

Restructuring Charges.  In July 2015, GSE entered into a separation and release agreement with James Eberle, the former Chief Executive Officer of the company.  Effective July 31, 2015, Mr. Eberle resigned his position as Chief Executive Officer and as a director on GSE's board of directors.  The Company incurred a $380,000 charge in the third quarter 2015 in severance expense related to the termination of Mr. Eberle.
In the third quarter 2015, the Board of Directors of the Company approved restructuring actions for the Company's worldwide operations.  For the three and nine months ended September 30, 2015, the Company incurred $1.2 million and $1.3 million, respectively, of restructuring charges including severance expense, facility closing costs, and other restructuring costs.  The restructuring actions were designed to deliver cost reductions and operating efficiencies throughout the Company and reduce both operations overheads and selling, general, and administrative expenses.
During the three and nine months ended September 30, 2014, the Company incurred severance costs of $193,000 and $474,000, respectively, associated with the downsizing of our Swedish operations.   We also incurred severance costs of $272,000 for terminations in the U.S. in the third quarter 2014. In addition, we recorded a $137,000 charge in the second quarter of 2014 related to the renegotiation of our Swedish office lease to reduce the size of the office.

Depreciation.  Depreciation expense totaled $119,000 and $140,000 for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, depreciation expense totaled $383,000 and $413,000, respectively.

Amortization of Definite-lived Intangible Assets. Amortization expense related to definite-lived intangible assets totaled $123,000 and $36,000 for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, amortization expense related to definite-lived intangible assets totaled $370,000 and $108,000, respectively.
In conjunction with the Hyperspring acquisition on November 14, 2014, we recorded $779,000 of customer-related intangible assets which is being amortized on a waterfall basis over seven years.  We recognized $91,000 and $274,000 of amortization expense for the Hyperspring intangibles for the three and nine months ended September 30, 2015, respectively.
The balance of the intangible asset amortization relates to the amortization of EnVision and TAS intangible assets which is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contractual customer relationships and contract backlog which are recognized in proportion to the related projected revenue streams.

Operating Loss.  The Company had an operating loss of $3.4 million (22.7% of revenue) during the three months ended September 30, 2015, as compared with an operating loss of $1.9 million (24.9% of revenue) for the same period in 2014.  For the nine months ended September 30, 2015 and 2014, the Company had an operating loss of $5.1 million (12.1% of revenue) and an operating loss of $6.0 million (24.2% of revenue), respectively.  The variances were due to the factors outlined above.  Excluding the impact of the $1.5 million capitalized software write-down from the three and nine months ended September 30, 2015 and the $1.6 million and $1.7 million restructuring charges for the three and nine months ended September 30, 2015, respectively, the Company generated an operating loss of $250,000 (1.7% of revenue) during the three months ended September 30, 2015, and an operating loss of $1.8 million (4.3% of revenue) during the nine months ended September 30, 2015.

Interest Income, Net.  Net interest income totaled $19,000 and $44,000 for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, net interest income totaled $67,000 and $103,000, respectively.

Gain (Loss) on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of September 30, 2015, the Company had foreign exchange contracts outstanding of approximately 2.6 million Euro, 0.6 Pounds Sterling, 0.5 million Australian Dollars and 12.5 million Japanese Yen at fixed rates.  The contracts expire on various dates through December 2016.  The Company has not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $34,000 for both the three months ended September 30, 2015 and a loss $53,000 for the nine months ended September 30, 2015.

As of September 30, 2014, the Company had foreign exchange contracts outstanding of approximately 1.5 million Euro, 0.1 million Pounds Sterling and 33,000 Canadian Dollars at fixed rates.  The contracts expire on various dates through June 2016.  The Company had not designated the contracts as hedges and had recognized gains of on the change in the estimated fair value of the contracts of $58,000 and $312,000 for the three and nine months ended September 30, 2014, respectively.

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and nine months ended September 30, 2015, the Company recognized losses of $14,000 and $6,000, respectively, from the remeasurement of such contract receivables, billings in excess of revenue earned and subcontractor accruals.  For the same periods in 2014, the Company recognized a gain of $11,000 and a loss of $134,000, respectively.

Other Expense, Net.  For the three and nine months ended September 30, 2015, the Company recognized other expense, net of $156,000 and $235,000, respectively.  For the three and nine months ended September 30, 2014, the Company recognized other expense, net of $0 and $7,000, respectively. The major components of other expense, net included the following items:

·
On November 14, 2014, in conjunction with the Hyperspring acquisition, the Company invested $250,000 for a 50% interest in IntelliQlik, LLC ("IntelliQlik").  For the three and nine months ended September 30, 2015, the Company recognized equity losses of $28,000 and $107,000, respectively, on its investment in IntelliQlik.  IntelliQlik is developing a software platform for online learning and learning management for the energy market.  The Company was obligated to contribute an additional $250,000 should IntelliQlik attain certain development milestones by September 30, 2015.  Based on a review of the software platform as of September 30, 2015, GSE concluded that the required development milestones had not been met and did not contribute the additional $250,000 investment.  The Company wrote-off the remaining $126,000 balance of its IntelliQlik investment in Q3 2015.

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

·
The Company had other miscellaneous losses of $2,000 for the three and nine months ended September 30, 2015, respectively. For the nine months ended September 30, 2014, the Company had other miscellaneous income of $31,000.

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

In 2014, the Company paid income taxes in the UK and India and expects to do so again in 2015.  The Company has a full valuation allowance on its U.S., Swedish, and Chinese net deferred tax assets at September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, the Company's cash and cash equivalents totaled $12.8 million compared to $13.6 million at December 31, 2014.

Cash provided by operating activities.  For the nine months ended September 30, 2015, net cash provided by operations totaled $1.3 million.  Significant changes in the Company's assets and liabilities in the nine months ended September 30, 2015 included:
·
A $3.6 million decrease in the Company's contract receivables.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $10.8 million at December 31, 2014 to $7.5 million at September 30, 2015.  At September 30, 2015, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $1.1 million as compared to $369,000 at December 31, 2014.  The Company believes the entire 90-day balance at September 30, 2015 will be received.  The Company's unbilled receivables decreased by approximately $291,000 to $4.8 million at September 30, 2015 as compared to December 31, 2014.  The decrease in the unbilled receivables is due to the timing of contracted billing milestones of the Company's current projects.  In October 2015, the Company invoiced $1.9 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

·	A $1.6 million decrease in billings in excess of revenue earned. The decrease is due to the timing of contracted billing milestones of the Company's current projects.
·	A $1.3 million increase in accounts payable, accrued compensation and accrued expenses. The increase was due to the timing of payments made by the Company to vendors and subcontractors.

For the nine months ended September 30, 2014, net cash provided by operations totaled $5.2 million.  Significant changes in the Company's assets and liabilities in the nine months ended September 30, 2014 included:
·
An $11.9 million decrease in the Company's contract receivables.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $19.0 million at December 31, 2013 to $6.2 million at September 30, 2014.  At September 30, 2014, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $549,000 as compared to $623,000 at December 31, 2013.  The Company's unbilled receivables increased by approximately $760,000 to $6.3 million at September 30, 2014 as compared to December 31, 2013.  The increase in the unbilled receivables was due to the timing of contracted billing milestones of the Company's current projects.

·	A $2.3 million decrease in accounts payable, accrued compensation, and accrued expenses. The decrease was due to the timing of payments made by the Company to vendors and subcontractors.

Cash used in investing activities.  Net cash used in investing activities totaled $1.0 million for the nine months ended September 30, 2015.  Capital expenditures totaled $217,000 and capitalized software development costs totaled $1.4 million for the nine months ended September 30, 2015. Restrictions of cash used as collateral for outstanding letters of credit decreased by $676,000 for the nine months ended September 30, 2015.
Net cash used in investing activities totaled $4.0 million for the nine months ended September 30, 2014.  Capital expenditures totaled $240,000 and capitalized software development costs totaled $590,000 for the nine months ended September 30, 2014.  On September 30, 2014 Susquehanna Bank collateralized the Company's outstanding letters of credit and segregated $3.2 million into a restricted cash account.  Releases of restricted cash as collateral under letters of credit totaled $34,000 for the nine months ended September 30, 2014.

Cash used in financing activities.  Cash used in financing activities totaled $839,000 for the nine months ended September 30, 2015. The Company has a working capital line of credit with IberiaBank for its Hyperspring subsidiary.  In the first quarter 2015, the Company paid down the outstanding balance of the line of credit, $339,000, and at September 30, 2015, the Company had no outstanding borrowings.  During the nine months ended September 30, 2015, the Company made payments of $500,000 to the former EnVision Systems, Inc. members in accordance with the 2011 purchase agreement due to the achievement of certain revenue targets in 2014.
Net cash used in financing activities totaled $500,000 for the nine months ended September 30, 2014.  During the nine months ended September 30, 2014, the Company made payments of $500,000 in accordance with the 2011 purchase agreement due to the achievement of certain revenue targets in 2013.
At September 30, 2015, the Company had cash and cash equivalents of $12.8 million.  The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.  However, notwithstanding the foregoing, the Company may be required to look for additional capital to fund its operations if the Company is unable to operate profitably and generate sufficient cash from operations.  There can be no assurance that the Company would be successful in raising such additional funds.

Credit Facilities

Susquehanna Bank
At September 30, 2015, the Company had a Master Loan and Security Agreement and Revolving Credit Note with Susquehanna Bank ("Susquehanna").  The Company and its subsidiary, GSE Performance Solutions, Inc., were jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4 1/2%.  The agreement expires on June 30, 2016.
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
On September 30, 2014, Susquehanna Bank collateralized the outstanding letters of credit issued under the line of credit.  At September 30, 2015 and December 31, 2014, the cash collateral account totaled $3.6 million and $4.2 million, respectively. The balances were classified as restricted cash on the balance sheet.
The credit agreements contain certain restrictive covenants regarding future acquisitions and incurrence of debt.  On July 31, 2015, the Company signed a Fifth Comprehensive Amendment to the Master Loan and Security Agreement in which the Company's financial covenants were reduced from four to two, and the covenant targets were adjusted.

As of
	Covenant	September 30, 2015

Minimum tangible capital base	Must Exceed $10.5 million	$10.9 million
Quick ratio	Must Exceed 1.00 : 1.00	1.43 : 1.00

As of September 30, 2015, the Company was in compliance with its covenants as defined above.

IberiaBank
At September 30, 2015, Hyperspring, LLC had a $1.0 million working capital line of credit with IberiaBank.  Under the executed promissory note, interest is payable monthly at the rate of 1.00 percentage points over the prime rate of interest as published in the money rate section of the Wall Street Journal resulting in an effective interest rate of 4.25%. The line is secured by all accounts of Hyperspring and guaranteed by GSE Systems, Inc.  The line of credit expires on July 6, 2016.  At September 30, 2015, the Company had no outstanding amounts under the line of credit.
Letters of Credit and Bonds
As of September 30, 2015, the Company had thirteen standby letters of credit and one surety bond totaling $3.6 million which represent advance payment and performance bonds on twelve contracts.  The Company has deposited the full value of thirteen standby letters of credit in escrow accounts, amounting to $3.6 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's balance sheet at September 30, 2015 as restricted cash.

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
As of September 30, 2015, the Company had foreign exchange contracts outstanding of approximately 2.6 million Euro, 0.6 million Pounds Sterling, 0.5 million Australian Dollars and 12.5 million Japanese Yen at fixed rates.  The contracts expire on various dates through December 2016.  The Company had not designated the contracts as hedges and had recognized a gain of $34,000 and a loss of $53,000 in the estimated fair value of the contracts for the three and nine months ended September 30, 2015, respectively.  A 10% fluctuation in the foreign currency exchange rates up or down as of September 30, 2015 would have increased/decreased the change in the estimated fair value of the contracts by $1,700.

As of September 30, 2014, the Company had foreign exchange contracts outstanding of approximately 1.5 million Euro, 0.1 million Pounds Sterling, and 34,000 Canadian Dollars at fixed rates.  The contracts expire on various dates through June 2016.  The Company had not designated the contracts as hedges and had recognized gains on the change in the estimated fair value of the contracts of $58,000 and $312,000 for the three and nine months ended September 30, 2014, respectively.  A 10% fluctuation in the foreign currency exchange rates up or down as of September 30, 2014 would have increased/decreased the change in the estimated fair value of the contracts by $1,400.

Item 4.                          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), who is its principal executive officer, and Chief Financial Officer ("CFO"), who is its principal financial officer, to allow timely decisions regarding required disclosure.  At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Exchange Act.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Form of Restricted Stock Unit Agreement Under the GSE Systems, Inc. 1995 Long-Term Incentive Plan, as amended and restated effective March 6, 2014, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 2015                                                                                                                                  GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)