Form 10-Q
period 2016-03-31
GSE SYSTEMS INC
filed 2016-05-16
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

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

There were 18,031,765 shares of common stock, with a par value of $.01 per share outstanding as of May 13, 2016.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Unaudited
	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,225	$11,084
Restricted cash	1,877	1,771
Contract receivables, net	12,780	13,053
Prepaid expenses and other current assets	2,934	2,506
Total current assets	28,816	28,414

Equipment, software and leasehold improvements	7,012	7,003
Accumulated depreciation	(5,531)	(5,407)
Equipment, software and leasehold improvements, net	1,481	1,596

Software development costs, net	1,195	1,145
Goodwill	5,612	5,612
Intangible assets, net	696	775
Long-term restricted cash	1,734	1,779
Other assets	94	50
Total assets	$39,628	$39,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,116	$1,238
Accrued expenses	1,727	1,723
Accrued compensation and payroll taxes	2,781	2,431
Billings in excess of revenue earned	8,785	9,229
Accrued warranty	1,410	1,614
Current contingent consideration	1,115	2,647
Other current liabilities	1,055	826
Total current liabilities	18,989	19,708

Contingent consideration	1,127	1,085
Other liabilities	706	210
Total liabilities	20,822	21,003

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, shares issued and outstanding none in 2016 and 2015	-	-
Common stock $.01 par value, 30,000,000 shares authorized, 19,522,483 shares issued and 17,923,572 shares outstanding in 2016, 19,510,770 shares issued and 17,911,859 shares outstanding in 2015	195	195
Additional paid-in capital	73,732	73,481
Accumulated deficit	(50,711)	(50,849)
Accumulated other comprehensive loss	(1,411)	(1,460)
Treasury stock at cost, 1,598,911 shares in 2016 and 2015	(2,999)	(2,999)
Total stockholders' equity	18,806	18,368
Total liabilities and stockholders' equity	$39,628	$39,371

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2016	2015

Contract revenue	$12,976	$14,013
Cost of revenue	9,352	10,719
Gross profit	3,624	3,294

Operating expenses:
Selling, general and administrative	3,111	3,269
Restructuring charges	125	97
Depreciation	100	129
Amortization of definite-lived intangible assets	73	123
Total operating expenses	3,409	3,618

Operating income (loss)	215	(324)

Interest income, net	27	27
Loss on derivative instruments, net	(118)	(48)
Other income (expense), net	102	(39)
Income (loss) before income taxes	226	(384)

Provision for income taxes	88	88
Net income (loss)	$138	$(472)

Basic earnings (loss) per common share	$0.01	$(0.03)

Diluted earnings (loss) per common share	$0.01	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015

Net income (loss)	$138	$(472)

Foreign currency translation adjustment	49	(236)

Comprehensive income (loss)	$187	$(708)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2015	19,511	$195	$73,481	$(50,849)	$(1,460)	(1,599)	$(2,999)	$18,368

Stock-based compensation expense	-	-	247	-	-	-	-	247
Common stock issued for options exercised	2	-	4	-	-	-	-	4
Common stock issued for RSUs vested	9	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	49	-	-	49
Net income	-	-	-	138	-	-	-	138
Balance, March 31, 2016	19,522	$195	$73,732	$(50,711)	$(1,411)	(1,599)	$(2,999)	$18,806

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$138	$(472)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	100	129
Amortization of definite-lived intangible assets	73	123
Capitalized software amortization	81	90
Change in fair value of contingent consideration	(69)	(80)
Stock-based compensation expense	247	134
Equity loss on investments	-	39
Loss on derivative instruments	118	48
Deferred income taxes	36	36
Gain on sales of equipment, software, and leasehold improvements	(1)	-
Changes in assets and liabilities:
Contract receivables	334	610
Prepaid expenses and other assets	(515)	31
Accounts payable, accrued compensation and accrued expenses	1,226	(358)
Billings in excess of revenue earned	(492)	(835)
Accrued warranty	(101)	51
Other liabilities	465	(18)
Net cash provided by (used in) operating activities	1,640	(472)

Cash flows from investing activities:
Proceeds from sale of equipment, software, and leasehold improvements	31	-
Capital expenditures	(18)	(104)
Capitalized software development costs	(131)	(506)
Restrictions of cash as collateral under letters of credit	(2)	(216)
Releases of cash as collateral under letters of credit	1	180
Net cash used in investing activities	(119)	(646)

Cash flows from financing activities:
Proceeds from issuance of common stock	4	-
Payments on line of credit	-	(339)
Payments of the liability-classified contingent consideration arrangements	(1,421)	(318)
Net cash used in financing activities	(1,417)	(657)

Effect of exchange rate changes on cash	37	(218)
Net increase (decrease) in cash and cash equivalents	141	(1,993)
Cash and cash equivalents at beginning of year	11,084	13,583
Cash and cash equivalents at end of period	$11,225	$11,590

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended March 31, 2016 and 2015
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements included herein have been prepared by GSE Systems, Inc. (the "Company," "GSE," "we," "us," or "our") without independent audit.  In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted.  The results of operations for interim periods are not necessarily an indication of the results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 25, 2016.  Certain reclassifications have been made to prior period amounts to conform to the current presentation.

The Company has two reportable segments as follows:

·	Performance Improvement Solutions (approximately 68% of revenue)
The Company's Performance Improvement Solutions segment primarily encompasses next generation power plant and process high-fidelity simulation solutions, as well as engineering solutions.  This segment includes various simulation products, engineering services, and operation training systems delivered across the industries the Company serves: primarily nuclear and fossil fuel power generation, and the process industries.  Simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training.

·	Nuclear Industry Training and Consulting (approximately 32% of revenue)
Nuclear Industry Training and Consulting provides highly specialized and skilled nuclear operations instructors and other consultants to the nuclear power industry.   These employees work at clients' facilities under client direction.  Examples of these highly skilled positions are senior reactor operations instructors, procedure writers, work management specialists, planners and training material developers.  This business is managed through the Hyperspring subsidiary.  The business model, management focus, margins and other factors clearly separate this business line from the rest of the GSE product and service portfolio.  Hyperspring has been providing these services since 2005.

Financial information about the two business segments is provided in Note 14 of the accompanying consolidated financial statements.
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

Revenue Recognition
The Company has (1) fixed price contracts for the sale of uniquely designed/customized systems containing hardware and software, (2) fixed price contracts for the sale of software licenses which may include post contract support and other elements such as installation and training, and (3) time and material contracts for support and service agreements.
In accordance with Accounting Standards Codification ("ASC") 605-35, "Construction-Type and Production-Type Contracts", the Performance Improvement Solutions segment recognizes revenue for its fixed-price contracts for the sale of customized systems using the percentage-of-completion method.  This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings earned to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project.  Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified.  Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.
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
The Company evaluates customized system contracts for multiple deliverables under ASC 605-25, "Revenue Recognition-Multiple Element Arrangements", and when appropriate, separates the contracts into separate units of accounting for revenue recognition. Contracts with multiple element arrangements typically include, but are not limited to, components such as training and post contract support ("PCS"), which are embedded in the contract. When a contract contains multiple deliverables, the Company allocates revenue to each deliverable based on its relative selling price which is determined based on its vendor specific objective evidence ("VSOE") if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Amounts allocated to training and support services are based on VSOE and revenue is deferred until the services have been performed.
The Company also provides stand-alone PCS contracts.  Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, and maintenance releases.  The Company recognizes revenue from these contracts ratably over the life of the agreements.
Revenue from the sale of software licenses without other elements in the contract and which do not require significant modifications or customization for the Company's modeling tools are recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is considered probable.  The Company utilizes written contracts as a means to establish the terms and conditions by which products support and services are sold to customers.  Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer.

The Company also recognizes revenue from the sale of software licenses with multiple deliverables.  These software license sales are evaluated under ASC 985-605, "Software Revenue Recognition".  Contracts with multiple element arrangements typically include, but are not limited to, components such as installation, training, licenses, and PCS listed in the contract.  The Company has not established that VSOE exists for all elements of its software license sales.  If a PCS element exists in the software license arrangement, revenue is recognized ratably over the PCS service period.  If no PCS element exists in the arrangement, revenue is deferred until all elements have been delivered.
The Company recognizes revenue under time and materials contracts primarily from the Nuclear Industry Training and Consulting segment and certain cost-reimbursable contracts.  Revenue on time and material contracts is recognized as services are rendered and performed.  Under a typical time-and-materials billing arrangement, customers are billed on a regularly scheduled basis, such as biweekly or monthly.  Any unbilled amounts are typically billed the following month.   Under cost-reimbursable contracts, which are subject to a contract ceiling amount, the Company is reimbursed for allowable costs and paid a fee, which may be fixed or performance based.  However, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, the Company may not be able to obtain reimbursement for all such costs.

The following customer provided more than 10% of the Company's consolidated revenue:

Three months ended March 31,
	2016	2015(1)
Tennessee Valley Authority	12.6%	20.9%
(1)  The prior year amounts have been revised to correct misstatements that were deemed to be immaterial to the prior period, as described in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements.

Tennessee Valley Authority ("TVA") is a customer of Hyperspring, LLC.

Revisions

Historically, the Company recognized revenue on multiple element arrangements which included sales of its EnVision software product as delivery occurred on each element except PCS.  PCS revenue was recognized ratably over the PCS term.  During the fourth quarter of 2015, management determined that the Company had not established VSOE of the fair value for any of the elements in multiple element transactions including sales of its EnVision software licenses.  Accordingly, the consolidated financial statements were revised to recognize all revenue on multiple element transactions including EnVision software license sales ratably over the PCS terms on these transactions since VSOE did not exist for any of the non-software elements in these multiple element transactions.  The revision resulted in an increase to revenue of $17,000, a decrease to cost of revenue of $55,000, and a decrease in operating loss of $72,000 for the three months ended March 31, 2015.
Certain prior year amounts have also been revised in the consolidated statements of cash flows to reflect the corrections to net loss and changes in billings in excess of revenue earned, prepaid expenses and other assets.  The revision had no impact on cash provided by operations or the net decrease in cash and cash equivalents.

The Company assessed the materiality of these misstatements on prior periods' consolidated financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250, Accounting Changes and Error Corrections, and concluded that these misstatements were not material to any prior annual or interim periods.  Accordingly, in accordance with ASC 250 (SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"), the consolidated financial statements as of March 31, 2015, which are presented herein, have been revised.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31, 2015
	As Reported	Adjustment	As Revised

Contract revenue	$13,996	$17	$14,013
Cost of revenue	10,774	(55)	10,719
Gross profit	3,222	72	3,294

Operating loss	(396)	72	(324)

Loss before income taxes	(456)	72	(384)

Net loss	$(544)	$72	$(472)

Basic loss per common share	$(0.03)	$-	$(0.03)

Diluted loss per common share	$(0.03)	$-	$(0.03)

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three months ended March 31, 2015
	As Reported	Adjustment	As Revised

Net loss	$(544)	$72	$(472)

Comprehensive loss	$(780)	$72	$(708)

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31, 2015
	As Reported	Adjustment	As Revised

Cash flows from operating activities:
Net loss	$(544)	$72	$(472)
Changes in assets and liabilities:
Contract receivables, net	583	27	610
Prepaid expenses and other assets	86	(55)	31
Billings in excess of revenue earned	(791)	(44)	(835)
Net cash provided by operating activities	$(472)	$-	$(472)

Net decrease in cash and cash equivalents	$(1,993)	$-	$(1,993)

2.	Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes".  The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent.  ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities.  The Company early adopted ASU 2015-17 during the first quarter of fiscal year 2016 on a retrospective basis.  Accordingly, the Company reclassified the current deferred taxes to noncurrent on the March 31, 2016 consolidated balance sheets, which increased noncurrent deferred tax assets by $6,000.
Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 31, 2018, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently in the process of evaluating the impact of its pending adoption of this ASU on the Company's consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)".  The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available.  The Company is still evaluating the impact of the pending adoption of the new standard on the consolidated financial statements, and the Company expects that upon adoption the recognition of ROU assets and lease liabilities could be material.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation: Topic 718: Improvements to Employee Share Based Accounting".  The new guidance is intended to simplify the accounting for share based payment award transactions.  The amendments in the update include the following aspects for share based accounting: accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes.  Adoption of ASU 2016-09 is required for fiscal reporting periods beginning after December 15, 2016 including interim reporting periods within those fiscal years.  We are currently evaluating the potential impact of the pending adoption of ASU 2016-09 on our consolidated financial statements.

3.	Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per share is based on the weighted average number of outstanding common shares for the period.  Diluted earnings (loss) per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options were exercised into common stock.

The number of common shares and common share equivalents used in the determination of basic and diluted earnings (loss) per share were as follows:

(in thousands, except for share amounts)	Three months ended
	March 31,
	2016	2015
Numerator:
Net income (loss)	$138	$(472)

Denominator:
Weighted-average shares outstanding for basic earnings per share	17,912,045	17,887,859

Effect of dilutive securities:
Employee stock options	221,697	-

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	18,133,742	17,887,859

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	752,042	2,565,067

4.	Contingent Consideration

ASC 805, "Business Combinations", requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. The Company estimates the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement and discount the liabilities to present value using a weighted-average cost of capital. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting.  The Company believes that the estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value, and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, the operating results.  Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.
As of March 31, 2016 and December 31, 2015, the current contingent consideration totaled $1.1 million and $2.6 million, respectively.  As of both March 31, 2016 and December 31, 2015, the Company also had accrued contingent consideration totaling $1.1 million which is included in other liabilities on the consolidated balance sheets and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.  During the three months ended March 31, 2016 and March 31, 2015, the Company made payments of $1.4 million and $318,000, respectively, related to the liability-classified contingent consideration arrangements.

5.	Contract Receivables

Contract receivables represent balances due from a broad base of both domestic and international customers.  All contract receivables are considered to be collectible within twelve months.  Unbilled receivables represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts.

The components of contract receivables are as follows:

(in thousands)	March 31,	December 31,
	2016	2015

Billed receivables	$7,631	$9,831
Unbilled receivables	5,171	3,325
Allowance for doubtful accounts	(22)	(103)
Total contract receivables, net	$12,780	$13,053

Unbilled receivables totaled $5.2 million and $3.3 million as of March 31, 2016 and December 31, 2015, respectively.  During April 2016, the Company invoiced $1.8 million of the unbilled amounts related to March 31, 2016.

As of both March 31, 2016 and December 31, 2015, the Company did not have any customers that accounted for more than 10% of the Company's consolidated contract receivables.

6.	Software Development Costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheets.  Capitalization of computer software development costs begins upon the establishment of technological feasibility.  Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers.  Amortization of capitalized computer software development costs is included in cost of revenue and is determined using the straight-line method over the remaining estimated economic life of the product, typically three years.  On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software development costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product.  If the undiscounted cash flows are not sufficient to recover the unamortized software costs, the Company will write-down the investment to its estimated fair value based on future undiscounted cash flows.  The excess of any unamortized software development costs over the related net realizable value is written down and charged to cost of revenue.

Software development costs capitalized were $131,000 and $506,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.  Total amortization expense was $81,000 for the three months ended March 31, 2016 and $90,000 for the three months ended March 31, 2015.

7.	Goodwill and Intangible Assets

Goodwill

The Company reviews goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  The Company tests goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. generally accepted accounting principles.  The Company's reporting units are: (i) Performance Improvement Solutions and (ii) Nuclear Industry Training and Consulting.  As of March 31, 2016 and December 31, 2015, the $5.6 million of goodwill balance originated from the Hyperspring acquisition in 2014 and is assigned to the Nuclear Industry Training and Consulting segment.

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

ASC 820, "Fair Value Measurement", defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2016 and December 31, 2015 based upon the short-term nature of the assets and liabilities.

The following table presents assets and liabilities measured at fair value at March 31, 2016:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$10,355	$-	$-	$10,355
Foreign exchange contracts	-	39	-	39

Total assets	$10,355	$39	$-	$10,394

Foreign exchange contracts	$-	$(159)	$-	$(159)
Contingent consideration liability	-	-	(2,242)	(2,242)

Total liabilities	$-	$(159)	$(2,242)	$(2,401)

The following table presents assets and liabilities measured at fair value at December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$8,979	$-	$-	$8,979
Foreign exchange contracts	-	121	-	121

Total assets	$8,979	$121	$-	$9,100

Foreign exchange contracts	$-	$(57)	$-	$(57)
Contingent consideration liability	-	-	(3,732)	(3,732)

Total liabilities	$-	$(57)	$(3,732)	$(3,789)

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the three months ended March 31, 2016:

(in thousands)	Three months ended
March 31, 2016
Contingent consideration:
Beginning balance	$3,732
Payments made on contingent liabilities	(1,421)
Change in fair value and other	(69)
Ending balance	$2,242

9.	Derivative Instruments

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
As of March 31, 2016, the Company had foreign exchange contracts outstanding of approximately 2.2 million Euro, 0.6 million Canadian Dollars, 0.3 million Pounds Sterling, and 0.3 million Australian Dollars at fixed rates.  The contracts expire on various dates through January 2017.  At December 31, 2015, the Company had contracts outstanding of approximately 2.1 million Euro, 1.3 million Canadian Dollars, 0.5 million Pounds Sterling, and 0.4 million Australian Dollars at fixed rates.
The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	March 31,	December 31,
(in thousands)	2016	2015

Asset derivatives
Prepaid expenses and other current assets	$39	$115
Other assets	-	6
	39	121
Liability derivatives
Other current liabilities	(159)	(57)
	(159)	(57)

Net fair value	$(120)	$64

The changes in the fair value of the foreign exchange contracts are included in net loss on derivative instruments in the consolidated statements of operations.

The foreign currency denominated contract receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into the functional currency using the current exchange rate at the end of the period.  The gain or loss resulting from such remeasurement is also included in net loss on derivative instruments in the consolidated statements of operations.

For the three months ended March 31, 2016 and March 31, 2015, the Company recognized a net loss on its derivative instruments as outlined below:

	Three months ended March 31,
(in thousands)	2016	2015

Foreign exchange contracts- change in fair value	$(183)	$-
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	65	(48)
Loss on derivative instruments, net	$(118)	$(48)

10.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $247,000 and $134,000 of stock-based compensation expense for the three months ended March 31, 2016 and March 31, 2015, respectively, under the fair value method.

During the three months ended March 31, 2016, the Company granted 160,000 performance-based restricted stock units ("RSUs") with an aggregate fair value of $282,000.  The RSUs vest upon the achievement of specific performance measures.  The fair value of the RSUs is expensed ratably over the requisite service period, which ranges between one and four years.

During the three months ended March 31, 2016, the Company also granted 129,824 time-based RSUs with an aggregate fair value of $286,000, which will vest quarterly in equal amounts over the course of the next eight quarters.  The fair value of the RSUs is expensed ratably over the next eight quarters.

The Company granted 40,000 stock options for the three months ended March 31, 2016.  The aggregate fair value of the options granted for the three months ended March 31, 2016 was $46,000.  The Company granted 50,000 stock options for the three months ended March 31, 2015.  The aggregate fair value of the granted options at the grant date was $40,000.

11.  Long-Term Debt

At March 31, 2016 and December 31, 2015, the Company had no long-term debt.
Lines of Credit
BB&T Bank
At March 31, 2016, the Company had a Master Loan and Security Agreement and Revolving Credit Note with BB&T Bank.  The Company and its subsidiary, GSE Performance Solutions, Inc., were jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4.5%.  The agreement expires on June 30, 2016.
As collateral for the Company's obligations, the Company granted a first lien and security interest in all of the assets of the Company, including but not limited to, accounts receivable, proceeds and products, intangible assets, equipment, software and leasehold improvements.

The Company is to maintain a segregated cash collateral account at BB&T Bank equal to the greater of (i) $3.0 million or (ii) the aggregate principal amounts of all Loans outstanding under the Revolving Credit Facility (including any issued and outstanding letters of credit, working capital advances, and negative foreign exchange positions) as security for the Company's obligations.  Under this Amendment, BB&T Bank has complete and unconditional control over the cash collateral account.
At March 31, 2016 and December 31, 2015, the cash collateral account totaled $3.6 million and $3.5 million, respectively. The balances were classified as restricted cash on the consolidated balance sheets.

The credit agreement contains certain restrictive covenants regarding future acquisitions and incurrence of debt.  In addition, the credit agreement contains financial covenants with respect to the Company's minimum tangible capital base and quick ratio.

As of
	Covenant	March 31, 2016

Minimum tangible capital base	Must exceed $10.5 million	$11.3 million
Quick ratio	Must exceed 1.00 : 1.00	1.52 : 1.00

As of March 31, 2016, the Company was in compliance with its financial covenants as defined above.

IberiaBank
At March 31, 2016, Hyperspring, LLC has a $1.0 million working capital line of credit with IberiaBank.  Under the executed promissory note, interest is payable monthly at the rate of 1.00 percentage points over the prime rate of interest as published in the money rate section of the Wall Street Journal resulting in an effective interest rate of 4.25%. The line is secured by all accounts of Hyperspring and guaranteed by GSE Systems, Inc.  The line of credit expires on July 6, 2016.  At March 31, 2016, the Company had no outstanding amounts under the line of credit.
Letters of Credit and Bonds
As of March 31, 2016, the Company has eleven standby letters of credit totaling $3.6 million which represent advance payment and performance bonds on ten contracts.  The Company has deposited the full value of eleven standby letters of credit in escrow accounts, amounting to $3.6 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's consolidated balance sheets at March 31, 2016 as restricted cash.

12.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The portion of the warranty provision expected to be incurred within 12 months is classified as current within accrued warranty ($1.4 million), while the remaining amount is classified as long-term within other liabilities ($106,000).  The activity related to the warranty accrual is as follows:

(in thousands)

Balance at December 31, 2015	$1,614
Warranty provision	145
Warranty claims	(245)
Currency adjustment	2
Balance at March 31, 2016	$1,516

13.	Income Taxes

The following table presents the provision for income taxes and the effective tax rates:

(dollars in thousands)	Three months ended March 31,
	2016	2015

Provision for income taxes	$88	$88
Effective tax rate	38.6%	(22.9)%

The Company's higher effective tax rate for 2016 compared to 2015 resulted mainly from a reduced pre-tax loss in the U.S.  The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter.  Tax expense in both years is comprised mainly of foreign income tax expense and deferred tax expense relating to the tax amortization of goodwill.

Because of its net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from the year 1997 forward.  The Company is subject to foreign tax examinations by tax authorities for years 2010 forward for Sweden, 2012 forward for China, and 2014 forward for both India and the UK.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense.  The Company has recorded uncertain tax positions for certain foreign tax contingencies in China and the Ukraine.

In 2015, the Company paid income taxes in the UK and India and expects to do so again in 2016.  The Company has a full valuation allowance on its U.S., Swedish, and Chinese net deferred tax assets at March 31, 2016.

14. Segment Information

The Company has two reportable business segments.  The Performance Improvement Solutions business segment provides simulation, training products, and engineering products and services delivered across the breadth of industries the Company serves.  Solutions include simulation for both training and engineering applications.  Engineering services include plant design verification and validation. The Company provides these services across all of its market segments.  Contracts typically range from ten months to three years.

The Nuclear Industry Training and Consulting business segment provides specialized workforce solutions primarily to the U.S. nuclear industry, working at our clients' facilities.  This business is managed through our Hyperspring, LLC subsidiary.  Hyperspring has been providing these services since 2005.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment contract revenue to consolidated revenue and operating results to consolidated income (loss) before income taxes:

(in thousands)	Three months ended
	March 31,
	2016	2015
Contract revenue:
Performance Improvement Solutions	$8,843	$8,833
Nuclear Industry Training and Consulting	4,133	5,180
	12,976	14,013

Operating income (loss):
Performance Improvement Solutions	(42)	(704)
Nuclear Industry Training and Consulting	188	300
Gain on change in fair value of contingent consideration, net	69	80
	215	(324)

Interest income, net	27	27
Loss on derivative instruments, net	(118)	(48)
Other income (expense), net	102	(39)
Income (loss) before income taxes	$226	$(384)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GSE is a performance improvement company.  We improve plant performance with a combination of simulation, engineering and plant services that help clients improve their plant's profitability, productivity and safety.  GSE is the parent company of the following entities:

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as "expects", "intends", "believes", "may", "will" and "anticipates" to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors of the Company's 2015 Annual Report on Form 10-K and those other risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Performance Improvement Solutions (approximately 68% of revenue)
Our Performance Improvement Solutions segment primarily encompasses our next generation power plant and process high-fidelity simulation solutions, as well as engineering solutions.  This segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve: primarily nuclear and fossil fuel power generation, and the process industries.  Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training.

Nuclear Industry Training and Consulting (approximately 32% of revenue)
Nuclear Industry Training and Consulting provides highly specialized and skilled nuclear operations instructors and other consultants to the nuclear power industry.   These employees work at our clients' facilities under client direction.  Examples of these highly skilled positions are senior reactor operations instructors, procedure writers, work management specialists, planners and training material developers.  This business is managed through our Hyperspring subsidiary.  The business model, management focus, margins and other factors clearly separate this business line from the rest of the GSE product and service portfolio.  Hyperspring has been providing these services since 2005.

Business Strategy

Our objective is to be the leading provider of software and technology-enabled services and know-how to the global power industries by capitalizing on near and long-term growth opportunities primarily in the nuclear power industry.  We will offer our differentiated suite of products and services to adjacent markets such as fossil power and the process industries where our offerings are a natural fit with a clear and compelling value proposition for the market.  Our primary growth strategy is twofold: (1) expand organically within our core markets by leveraging our market leadership position and drive increased usage and product adoption via new products and services, and (2) seek acquisitions to accelerate our overall growth.  To accomplish this, we will pursue the following activities:
·
Expand our total addressable market.   Our focus on growth means introducing product  capabilities or new product categories that create value for our customers and therefore expand our total addressable market.  Currently we are working on initiatives to expand our solution offerings in both our business segments which may include, but not be limited to, the following: expanding our software product portfolio to the industries we serve with enhanced power and process simulation tools and systems that are complementary to our core offerings; delivering enhanced learning management systems/solutions; offering fully outsourced training solutions to our customers; adding work flow process improvement solutions; and tailoring operational reporting and business intelligence solutions to address the unique need of our end user markets.  Initiatives such as these will broaden our scope and enable us to engage more deeply with the segments we serve.

·
Pursue strategic acquisitions opportunistically.   We intend to complement our organic growth strategy through selective acquisitions of other software and service businesses, both domestic and international, which would enhance our existing portfolio of products, strengthen our relationships with our existing customers, and potentially expand our footprint to include new customers in our core served industries.  We have made several small acquisitions in recent years and believe the opportunity exists to do more.  For example, in January 2011 we acquired EnVision Systems Inc., which provided interactive multi-media tutorials and simulation models, primarily to the process industries.  We have integrated the technology assets from this acquisition and expanded the firm's application to other industries, and we intend to repeat this successful process.  We acquired Hyperspring in 2014, which enabled GSE to offer highly skilled nuclear operations and consulting know-how on site at a large segment of our client base on an operational basis providing essential services.  This deepened our relationship with existing clients and won business for us at new client sites in the nuclear industry.  This acquisition has proven to be very synergistic, enabling cross selling domestically, and in 2015, expanding these services internationally for the first time.

·
Continue to provide technology-enabled, market-leading solutions.  We invest in research and development ("R&D") in order to deliver unique solutions that add tremendous value to our end-user markets.  Recently we have delivered nuclear core and balance of plant modeling and visualization systems to the industry.  To address the nuclear industry's need for more accurate simulation of both normal and accident scenarios, we provide our DesignEPTM and RELAP5-HD® solutions.  Our entire JADETM suite of simulation software, including industry leading JTOPMERET® and JElectricTM software, provides the most accurate simulation of Balance of Plant and electrical systems available to the nuclear and fossil plant simulation market.  The significant enhancements we have made to our SimExec® and OpenSimTM platforms enables customers to be more efficient in the daily operation of their simulators.  We have both upgraded and expanded the EnVision library of simulation and eLearning tutorials for the process industries with specific new products for training clients in the upstream segment of the oil and gas industry.  We continue to provide cutting edge training systems by adapting our technology to systems to meet the specific needs of customers such as U.S. government laboratories.   We intend to continue to make prudent investments in R&D that first and foremost are driven by the market, and are complementary to advancing our growth strategy.  Such investments in R&D may result in on-going enhancement of existing solutions as well as the creation of new solutions to serve our target markets, ensuring that we add greater value, in an easier to use fashion, than any alternative available to customers and that we delight them in the process.  GSE has pioneered a number of industry standards over our lifetime and will continue to be one of the most innovative companies in our industry.  We have a recognized high-value brand as one of the most respected providers of software and services to the industry, as evidenced by our marquee client base and significant market wins over the past year.

·
Expand International Operations in Selected Markets.  We believe there are additional opportunities for us to market our software and services to international customers, and do so in a cost effective manner.  For example, we believe partnerships with Value Added Resellers ("VAR") could significantly expand our sales pipeline for the EnVision software suite.  Such VARs may yield positive results for our pursuing international nuclear opportunities globally (see industry trends below).  We may explore the creation of appropriate joint ventures to target nuclear new-build programs in key growth regions.

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

Growing Global Power Demand and the Increasing Emphasis on Nuclear Power
World Energy Outlook 2015 projects that electricity demand will increase by more than 70% over the 2013 to 2040 time period.  At the same time, countries globally are pledging to reduce greenhouse gas emissions despite this growth in demand for power.  These trends are increasingly favorable to nuclear power.  The United Kingdom illustrates this trend, with a recently announced energy policy that places a much greater reliance on nuclear power and unveiled plans for a new nuclear fleet, while slashing subsidies for solar energy and an eye to phase out coal fired power plants.  With plans to build at least three new nuclear plants, the UK plans to add 16GWe of new nuclear capacity operating by 2030 according to World Nuclear Association.
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

Products and Services
Entry2Expert® Performance Cycle
To assist our clients in creating world-class internal training and performance improvement programs, we are offering the Entry2Expert® Performance Solution, a set of integrated and scalable products and services which provide a structured program from employee selection and onboarding through continuous skills improvement for experienced employees.  GSE can now provide the right training solution for the right step in each employee's career.
The major elements of the Entry2Expert Performance Solution include defining specific training needs by analyzing job functions; following proven processes to structure the entire training program for clients;  providing world-class training content and series of simulation solutions for both the new employee and most experienced workers; and providing the expert training staff and consultants to ensure this is all implemented effectively.
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

The goal of our Entry2Expert performance lifecycle offering is to ensure superior human achievement in the dimensions of:
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

Entry2Expert brings together the collection of skills GSE has amassed over more than 40 years beginning with its traditional roots in custom high fidelity simulation and training solutions for the power industries, extended through the acquisition of specialized engineering capabilities, enhanced by the entry and intermediate level training solutions of EnVision, and the extensive nuclear industry training and consulting services of Hyperspring.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three months ended March 31,
	2016	%	2015 (1)%
Contract revenue	$12,976	100.0%	$14,013	100.0%
Cost of revenue	9,352	72.1%	10,719	76.5%

Gross profit	3,624	27.9%	3,294	23.5%
Operating expenses:
Selling, general and administrative	3,111	24.0%	3,269	23.3%
Restructuring charges	125	1.0%	97	0.7%
Depreciation	100	0.8%	129	0.9%
Amortization of definite-lived intangible assets	73	0.5%	123	0.9%
Total operating expenses	3,409	26.3%	3,618	25.8%

Operating income (loss)	215	1.6%	(324)	(2.3)%

Interest income, net	27	0.2%	27	0.2%
Loss on derivative instruments, net	(118)	(0.9)%	(48)	(0.3)%
Other income (expense), net	102	0.8%	(39)	(0.3)%

Income (loss) before income taxes	226	1.7%	(384)	(2.7)%

Provision for income taxes	88	0.6%	88	0.7%

Net income (loss)	$138	1.1%	$(472)	(3.4)%
(1)  The prior year amounts have been revised to correct misstatements that were deemed to be immaterial to the prior period, as described in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements.

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

A summary of the Company's significant accounting policies as of December 31, 2015, is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Certain of our accounting policies require higher degrees of judgment than others in their application.  These include revenue recognition, impairment of intangible assets, including goodwill, capitalization of computer software development costs, valuation of contingent consideration for business acquisitions, and deferred income tax valuation allowance.  These critical accounting policies and estimates are discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Results of Operations - Three Months ended March 31, 2016 versus Three Months ended March 31, 2015

Contract Revenue.  Contract revenue for the three months ended March 31, 2016 totaled $13.0 million, which was 7.4% less than the $14.0 million of revenue for the three months ended March 31, 2015.  The decrease in revenue was driven by the year over year decrease in revenue at Hyperspring, represented by our Nuclear Industry Training and Consulting segment, depicted below.
(in thousands)	Three months ended
	March 31,
	2016	2015(1)

Contract Revenue:
Performance Improvement Solutions	$8,843	$8,833
Nuclear Industry Training and Consulting	4,133	5,180
Total Contract Revenue	$12,976	$14,013
(1)  The prior year amounts have been revised to correct misstatements that were deemed to be immaterial to the prior period, as described in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements.

Performance Improvement Solutions revenue was $8.8 million for both the three months ended March 31, 2016, and March 31, 2015.  The Company recorded total Performance Improvement Solutions orders of $34.8 million in the three months ended March 31, 2016, as compared to $11.1 million in the three months ended March 31, 2015.
Nuclear Industry Training and Consulting revenue decreased 20.2% from $5.2 million for the three months ended March 31, 2015, to $4.1 million for the three months ended March 31, 2016.  The decrease was primarily due to a year-over-year decline in customer staffing needs of a major customer.  Nuclear Industry Training and Consulting orders totaled $5.0 million for the three months ended March 31, 2016, as compared to $7.0 million in the three months ended March 31, 2015.
At March 31, 2016, backlog was $74.5 million: $67.6 million for the Performance Improvement Solutions business segment and $6.9 million for Nuclear Industry Training and Consulting.  At December 31, 2015, the Company's backlog was $47.9 million: $41.9 million for the Performance Improvement Solutions business segment and $6.0 million for Nuclear Industry Training and Consulting.

Gross profit.  Gross profit totaled $3.6 million for the three months ended March 31, 2016, compared to $3.3 million for the same period in 2015.  As a percentage of revenue, gross profit increased from 23.5% for the three months ended March 31, 2015, to 27.9% for the three months ended March 31, 2016.

($ in thousands)	Three months ended
	March 31,
	2016	%	2015(1)%
Gross profit:
Performance Improvement Solutions	$3,145	35.6%	$2,777	31.4%
Nuclear Industry Training and Consulting	479	11.6%	517	10.0%
Consolidated Gross Profit	$3,624	27.9%	$3,294	23.5%
(1)  The prior year amounts have been revised to correct misstatements that were deemed to be immaterial to the prior period, as described in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements.

Performance Improvement Solutions' gross profit of $3.1 million or 35.6% of revenue for the three months ended March 31, 2016, increased $0.3 million from $2.8 million or 31.4% of revenue for the three months ended March 31, 2015.  The increase in gross margin percent for Performance Improvement Solutions for the three months ended March 31, 2016, as compared to the same period in 2015 is mainly due to the decrease in total overhead costs.
Total overhead costs (including capitalized software amortization) decreased from approximately $1.2 million for the three months ended March 31, 2015, to $852,000 for the three months ended March 31, 2016.  Thus total overhead decreased from 13.1% in 2015 to 9.7% in 2016 as a percent of revenue.  The reduction mainly reflects the reduction in operations headcount in conjunction with the Company's September 2015 restructuring.
Nuclear Industry Training and Consulting gross margin decreased by $38,000 for the three months ended March 31, 2015, compared to the three months ended March 31, 2016, but as a percent of revenue, increased from 10.0% for the three months ended March 31, 2015, to 11.6% for the three months ended March 31, 2016.  Despite the 20.2% decrease in revenue, the business unit's revenue mix consisted of a higher percentage of fixed price projects which have better gross margins than time and material contracts.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $3.1 million in the three months ended March 31, 2016, a 4.8% decrease from the $3.3 million for the same period in 2015.  The decrease reflects the following spending variances:
·
Business development costs decreased 40.6% from $1.3 million to $790,000 for the three months ended March 31, 2015, and 2016, respectively.  The reduction in business development costs is largely due to the Company's restructuring actions in 2015 which reduced the number of business development personnel.  Included within business development costs are bidding and proposal costs, which are the costs of operations personnel assisting with the preparation of contract proposals. Bidding and proposal costs decreased from $285,000 to $95,000 for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.  This reduction is also a result of the Company's 2015 restructuring, as the number of operations personnel has decreased, and accordingly, the availability of operations personnel for proposal support has diminished.

·
The Company's general and administrative expenses increased from $1.6 million for the three months ended March 31, 2015, to $2.0 million for the three months ended March 31, 2016.  The increase of $0.4 million is primarily attributable to the following:

o
In the three months ended March 31, 2016, the Company hired an outside consultant to review and document its procedures regarding revenue recognition, with special focus on software license and software maintenance revenue.  The total cost incurred for these services was $152,000.

o	In the three months ended March 31, 2016, audit, tax, and legal expense totaled $264,000 compared to $149,000 in the three months ended March 31, 2015.
o
In the three months ended March 31, 2016, the Company accrued bonus expense of $219,000 for an employee bonus program which was initiated in 2016 plus targeted executive bonuses per their existing compensation contracts.  However, these bonus payments are contingent upon the Company achieving certain levels of profitability.  In the three months ended March 31, 2015, the Company accrued bonus expense of $11,000.

o	The Company's Swedish subsidiary decreased their bad debt reserve in the three months ended March 31, 2016, by $62,000 due to the collection of the related trade receivables.
o
Gross spending on software product development ("development") expenses for the three months ended March 31, 2016, and March 31, 2015, totaled $485,000 and $901,000, respectively. The Company capitalized $131,000 and $506,000 of product development expenses for the three months ended March 31, 2016, and March 31, 2015, respectively.  Net development spending decreased from $395,000 for the three months ended March 31, 2015, to $354,000 for the three months ended March 31, 2016.

Restructuring charges.  Restructuring charges totaled $125,000 and $97,000 for the three months ended March 31, 2016, and March 31, 2015, respectively.

Depreciation.  Depreciation expense totaled $100,000 and $129,000 during the three months ended March 31, 2016, and March 31, 2015, respectively.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $73,000 and $123,000 for the three months ended March 31, 2016, and 2015, respectively.  The decrease in first quarter 2016 amortization expense reflects a decrease of amortization related to the intangible assets recorded with the Hyperspring acquisition in November 2014 which are being amortized over seven years.

Operating income (loss).  The Company had operating income of $215,000 (1.6% of revenue) for the three months ended March 31, 2016, as compared with an operating loss of $324,000 (2.3% of revenue) for the same period in 2015.  The variances were due to the factors outlined above.

Interest income, net.  Net interest income totaled $27,000 for the three months ended March 31, 2016, and March 31, 2015, respectively.

Loss on derivative instruments, net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of March 31, 2016, the Company had foreign exchange contracts outstanding of approximately 2.2 million Euro, 0.6 million Canadian Dollars, 0.3 million Pounds Sterling, and 0.3 million Australian Dollars at fixed rates.  The contracts expire on various dates through January 2017.  The Company has not designated the contracts as hedges and has recognized a loss of $183,000 on the change in the estimated fair value of the contracts for the three months ended March 31, 2016.

As of March 31, 2015, the Company had foreign exchange contracts outstanding of approximately 2.2 million Euro, 0.7 million Australian Dollars, and 0.3 million Pounds Sterling at fixed rates.  The contracts expire on various dates through December 2016.  The Company had not designated the contracts as hedges and had not recognized a gain or loss on the change in the estimated fair value of the contracts for the three months ended March 31, 2015.

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  The gain or loss resulting from such remeasurement is also included in loss on derivative instruments, net in the consolidated statements of operations.  For the three months ended March 31, 2016, the Company recognized a gain of $65,000 from the remeasurement of such contract receivables, billings in excess of revenue earned and subcontractor accruals.  For the same period in 2015, the Company recognized a loss of $48,000.

Other income (expense), net.  For the three months ended March 31, 2016, and March 31, 2015, the Company recognized other income, net of $102,000 and other expenses net of $39,000, respectively.  The major components of other income (expense), net included the following items:

·	For the three months ended March 31, 2016, the Company's Chinese subsidiary received a $101,000 refund of Value Added Tax. The Company had other miscellaneous income of $1,000.
·	For the three months ended March 31, 2015, the Company recognized a $39,000 equity loss on its investment in IntelliQlik LLC.

Provision for Income Taxes

Income tax expense was $88,000 or an effective income tax rate of 38.6%, for the three months ended March 31, 2016, compared to $88,000, or an effective income tax rate of 22.9%, for the three months ended March 31, 2015.  The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter.  Tax expense in both years is comprised mainly of foreign income tax expense and deferred tax expense relating to the tax amortization of goodwill.

Because of the net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from years 1997 forward.  The Company is subject to foreign tax examinations by tax authorities for years 2010 forward for Sweden, 2012 forward for China, and 2014 forward for both India and the UK.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense.  The Company has recorded uncertain tax positions for certain foreign tax contingencies in China and the Ukraine.

In 2015, the Company paid income taxes in the UK and India and expects to do so again in 2016.  The Company has a full valuation allowance on its U.S., Swedish, and Chinese net deferred tax assets at  March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2016, the Company's cash and cash equivalents totaled $11.2 million compared to $11.1 million at December 31, 2015.

Cash provided by (used in) operating activities.  For the three months ended March 31, 2016, net cash provided by operations totaled $1.6 million.  Significant changes in the Company's assets and liabilities in the three months ended March 31, 2016, included:
·
A $0.3 million decrease in the Company's contract receivables.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $9.7 million at December 31, 2015, to $7.6 million at March 31, 2016.  At March 31, 2016, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $0.9 million as compared to $0.6 million at December 31, 2015.  The Company believes the entire 90-day balance at March 31, 2016, will be received.  The Company's unbilled receivables increased by approximately $1.8 million to $5.2 million at March 31, 2016, as compared to December 31, 2015.  The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company's current projects.  In April 2016, the Company invoiced $1.8 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

·
A $1.2 million increase in accounts payable, accrued compensation and accrued expenses.  The increase reflects an increase in Hyperspring accrued payroll due to the timing of their biweekly payroll cycle and the timing of payments made by the Company to vendors and subcontractors.

For the three months ended March 31, 2015, net cash used in operations totaled $0.5 million.  Significant changes in the Company's assets and liabilities in the three months ended March 31, 2015, included:
·
An $0.6 million decrease in the Company's contract receivables.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $10.8 million at December 31, 2014, to $8.4 million at March 31, 2015.  At March 31, 2015, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $0.9 million as compared to $0.4 million at December 31, 2014.  The Company's unbilled receivables increased by approximately $1.7 million to $6.8 million at March 31, 2015, as compared to December 31, 2014.  The increase in the unbilled receivables was due to the timing of contracted billing milestones of the Company's current projects.

·	A $0.4 million decrease in accounts payable, accrued compensation, and accrued expenses. The decrease was due to the timing of payments made by the Company to vendors and subcontractors.

Cash used in investing activities.  Net cash used in investing activities totaled $119,000 for the three months ended March 31, 2016.  Capital expenditures totaled $18,000 and capitalized software development costs totaled $131,000 for the three months ended March 31, 2016.  Proceeds from the sale of fixed assets totaled $31,000.
Net cash used in investing activities totaled $646,000 for the three months ended March 31, 2015.  Capital expenditures totaled $104,000 and capitalized software development costs totaled $506,000 for the three months ended March 31, 2015.  Restrictions of cash used as collateral for outstanding letters of credit totaled $216,000 for the three months ended March 31, 2015.  Releases of restricted cash as collateral under letters of credit totaled $180,000 for the three months ended March 31, 2015.

Cash used in financing activities.  Net cash used in financing activities totaled $1.4 million for the three months ended March 31, 2016.  During the three months ended March 31, 2016, the Company made payments of $1.4 million to the former Hyperspring owners in accordance with the 2014 purchase agreement due to the achievement of certain EBITDA targets in 2015.  During the three months ended March 31, 2016, the Company received $4,000 for stock options exercised.
Net cash used in financing activities totaled $657,000 for the three months ended March 31, 2015.  Hyperspring has a working capital line of credit with IberiaBank.  The Company paid down $339,000 of the outstanding balance of the line of credit during the three months ended March 31, 2015.  During the three months ended March 31, 2015, the Company made payments of $318,000 in relation to the liability classified contingent-consideration associated with the acquisition of EnVision Systems, Inc.
At March 31, 2016, the Company had cash and cash equivalents of $11.2 million.  The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.  However, notwithstanding the foregoing, the Company may be required to look for additional capital to fund its operations if the Company is unable to operate profitably and generate sufficient cash from operations.  There can be no assurance that the Company would be successful in raising such additional funds.

Credit Facilities

Branch Banking and Trust Bank ("BB&T")
At March 31, 2016, the Company had a Master Loan and Security Agreement and Revolving Credit Note with BB&T Bank.  The Company and its subsidiary, GSE Performance Solutions, Inc., were jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4.5%.  The agreement expires on June 30, 2016.
As collateral for the Company's obligations, the Company granted a first lien and security interest in all of the assets of the Company, including but not limited to, accounts receivable, proceeds and products, intangible assets, equipment, software and leasehold improvements.
The Company is to maintain a segregated cash collateral account at BB&T Bank equal to the greater of (i) $3.0 million or (ii) the aggregate principal amounts of all Loans outstanding under the Revolving Credit Facility (including any issued and outstanding letters of credit, working capital advances, and negative foreign exchange positions) as security for the Company's obligations.  Under this Amendment, BB&T Bank has complete and unconditional control over the cash collateral account.
At March 31, 2016, and December 31, 2015, the cash collateral account totaled $3.6 million and $3.5 million, respectively. The balances were classified as restricted cash on the consolidated balance sheets.
The credit agreements contain certain restrictive covenants regarding future acquisitions and incurrence of debt.  In addition, the credit agreement contains financial covenants with respect to the Company's minimum tangible capital base and quick ratio.

As of
	Covenant	March 31, 2016

Minimum tangible capital base	Must exceed $10.5 million	$11.3 million
Quick ratio	Must exceed 1.00 : 1.00	1.52 : 1.00

As of March 31, 2016, the Company was in compliance with its covenants as defined above.

IberiaBank
At March 31, 2016, Hyperspring, LLC had a $1.0 million working capital line of credit with IberiaBank.  Under the executed promissory note, interest is payable monthly at the rate of 1.00 percentage points over the prime rate of interest as published in the money rate section of the Wall Street Journal resulting in an effective interest rate of 4.25%. The line is secured by all accounts of Hyperspring and guaranteed by GSE Systems, Inc.  The line of credit expires on July 6, 2016.  At March 31, 2016, the Company had no outstanding amounts under the line of credit.
Letters of Credit and Bonds
As of March 31, 2016, the Company had eleven standby letters of credit totaling $3.6 million which represent advance payment and performance bonds on ten contracts.  The Company has deposited the full value of eleven standby letters of credit in escrow accounts, amounting to $3.6 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's consolidated balance sheets at March 31, 2016, as restricted cash.

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
The Company utilizes forward foreign currency exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates.  The principal currencies for which such forward exchange contracts are entered into are the Pound Sterling, the Euro, the Canadian Dollar and the Australian Dollar.  It is the Company's policy to use such derivative financial instruments to protect against market risk arising in the normal course of business in order to reduce the impact of these exposures.  The Company minimizes credit exposure by limiting counterparties to nationally recognized financial institutions.
As of March 31, 2016, the Company had foreign exchange contracts outstanding of approximately 2.2 million Euro, 0.6 million Canadian Dollars, 0.3 million Pounds Sterling, and 0.3 million Australian Dollars at fixed rates.  The contracts expire on various dates through January 2017.  The Company had not designated the contracts as hedges and had recognized losses on the change in the estimated fair value of the contracts of $183,000 for the three months ended March 31, 2016.  The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  The gain or loss resulting from such remeasurement is also included in net gain (loss) on derivative instruments in the consolidated statements of operations.  For the three months ended March 31, 2016, the Company recognized a gain of $65,000 from the remeasurement of such contract receivables, billings in excess of revenue earned and subcontractor accruals.  A 10% fluctuation in the foreign currency exchange rates up or down as of March 31, 2016, would have increased/decreased the change in the estimated fair value of the contracts by $12,000.

As of March 31, 2015, the Company had foreign exchange contracts outstanding of approximately 2.2 million Euro, 0.7 million Australian Dollars, and 0.3 million Pounds Sterling at fixed rates.  The contracts expire on various dates through December 2016.  The Company had not designated the contracts as hedges and had recognized no change in the estimated fair value of the contracts for the three months ended March 31, 2015.  A 10% fluctuation in the foreign currency exchange rates up or down as of March 31, 2015, would have increased/decreased the change in the estimated fair value of the contracts by $1,400.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), who is its principal executive officer, and Chief Financial Officer ("CFO"), who is its principal financial officer, to allow timely decisions regarding required disclosure.  At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Exchange Act.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness identified below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Set forth below are the Company's material weaknesses in internal control over financial reporting.

As of December 31, 2015, management identified: (i) control deficiencies in the Company's internal controls associated with revenue recognition on software license contracts with multiple deliverables, and (ii) the need to revise prior period financial statements. The material weakness in internal control over financial reporting identified is as follows:
Revenue Recognition — The controls over revenue recognition on software license sales with multiple deliverables were improperly designed and were not effective in identifying the absence of vendor specific objective evidence ("VSOE") for all elements sold together with the Company's software license sales. The Company reviewed its contracts from EnVision product software sales with multiple elements and used a contract review template to determine the correct revenue recognition methodology and whether or not VSOE existed on any elements of the sale.  The Company's control to have management review the contract revenue recognition template failed at identifying that VSOE was absent for all elements of its EnVision product software sales.  As a result, the Company incorrectly concluded it had VSOE of the fair value for each element of multiple element arrangements sold together with its software sales and applied the relative selling price method to the contracts including post contract support ("PCS").  Revenue was recognized on each element as delivery occurred, and the PCS element was recognized ratably over the PCS term.  However, the Company was unable to substantiate that VSOE existed for all elements sold together with its software license sales.  As such, the software license sales should have had the full contract value recognized ratably over the PCS period upon delivery of all other elements.  As a result of this material weakness in the design of our internal control over financial reporting, we adjusted our policy on revenue recognition on software license sales and revised our consolidated financial statements for the years ended December 31, 2015 and 2014.
 As of March 31, 2016, the Company has not completed the implementation of control procedures to ensure that the material weakness related to revenue recognition on software license sales has been mitigated.  As a result of this material weakness in our internal control over financial reporting, we performed additional review and analysis over our consolidated financial statements for the three months ended March 31, 2016.  As a result of these procedures, we believe that our consolidated financial statements are presented in accordance with U.S. GAAP.  We anticipate that we will have completed the revision of our controls over revenue recognition on software license sales with multiple deliverables in the third quarter 2016.
Because of the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting during the three months ended March 31, 2016, based on the "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  However, we believe these additional procedures were sufficient to provide a basis for management's certifying that the financial statements presented in this Report are presented fairly, in all material respects, in accordance with U.S. GAAP.

(c)  Changes in internal control over financial reporting

There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

(d)  Limitation of Effectiveness of Controls

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Date:  May 16, 2016 GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ JEFFERY G. HOUGH
Jeffery G. Hough
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)