Form 10-Q
period 2016-06-30
GSE SYSTEMS INC
filed 2016-08-15
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

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

There were 18,131,817 shares of common stock, with a par value of $.01 per share outstanding as of August 12, 2016.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Unaudited
	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$10,903	$11,084
Restricted cash	1,658	1,771
Contract receivables, net	14,538	13,053
Prepaid expenses and other current assets	3,009	2,506
Total current assets	30,108	28,414

Equipment, software and leasehold improvements	6,912	7,003
Accumulated depreciation	(5,529)	(5,407)
Equipment, software and leasehold improvements, net	1,383	1,596

Software development costs, net	1,147	1,145
Goodwill	5,612	5,612
Intangible assets, net	611	775
Long-term restricted cash	1,735	1,779
Other assets	88	50
Total assets	$40,684	$39,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,654	$1,238
Accrued expenses	1,576	1,723
Accrued compensation	2,720	2,431
Billings in excess of revenue earned	10,093	9,229
Accrued warranty	1,418	1,614
Current contingent consideration	1,297	2,647
Other current liabilities	681	826
Total current liabilities	19,439	19,708

Contingent consideration	1,169	1,085
Other liabilities	776	210
Total liabilities	21,384	21,003

Stockholders' equity:
Preferred stock $.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $.01 par value, 30,000,000 shares authorized, 19,694,530 shares issued and 18,095,619 shares outstanding in 2016, 19,510,770 shares issued and 17,911,859 shares outstanding in 2015	197	195
Additional paid-in capital	74,264	73,481
Accumulated deficit	(50,600)	(50,849)
Accumulated other comprehensive loss	(1,562)	(1,460)
Treasury stock at cost, 1,598,911 shares in 2016 and 2015	(2,999)	(2,999)
Total stockholders' equity	19,300	18,368
Total liabilities and stockholders' equity	$40,684	$39,371

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenue	$12,415	$13,654	$25,391	$27,667

Cost of revenue	8,855	10,767	18,207	21,486
Gross profit	3,560	2,887	7,184	6,181

Operating expenses:
Selling, general and administrative	2,881	3,951	5,992	7,220
Restructuring charges	277	48	402	145
Depreciation	102	135	202	264
Amortization of definite-lived intangible assets	73	124	146	247
Total operating expenses	3,333	4,258	6,742	7,876

Operating income (loss)	227	(1,371)	442	(1,695)

Interest income, net	13	21	40	48
Loss on derivative instruments, net	(17)	(31)	(135)	(79)
Other (expense) income, net	(4)	(41)	98	(80)
Income (loss) before income taxes	219	(1,422)	445	(1,806)

Provision for income taxes	108	73	196	161
Net income (loss)	$111	$(1,495)	$249	$(1,967)

Basic earnings (loss) per common share	$0.01	$(0.08)	$0.01	$(0.11)

Diluted earnings (loss) per common share	$0.01	$(0.08)	$0.01	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income (loss)	$111	$(1,495)	$249	$(1,967)

Foreign currency translation adjustment	(151)	106	(102)	(130)

Comprehensive income (loss)	$(40)	$(1,389)	$147	$(2,097)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, December 31, 2015	19,511	$195	$73,481	$(50,849)	$(1,460)	(1,599)	$(2,999)	$18,368

Stock-based compensation expense	-	-	488	-	-	-	-	488
Common stock issued for options exercised	163	2	295	-	-	-	-	297
Common stock issued for RSUs vested	21	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(102)	-	-	(102)
Net income	-	-	-	249	-	-	-	249
Balance, June 30, 2016	19,695	$197	$74,264	$(50,600)	$(1,562)	(1,599)	$(2,999)	$19,300

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$249	$(1,967)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	202	264
Amortization of definite-lived intangible assets	146	247
Capitalized software amortization	185	195
Change in fair value of contingent consideration	155	433
Stock-based compensation expense	488	271
Equity loss on investments	-	78
Loss on derivative instruments	135	79
Deferred income taxes	72	-
Gain on sales of equipment, software, and leasehold improvements	(1)	-
Changes in assets and liabilities:
Contract receivables	(1,547)	(76)
Prepaid expenses and other assets	(650)	(411)
Accounts payable, accrued compensation and accrued expenses	652	(392)
Billings in excess of revenue earned	877	(541)
Accrued warranty	(34)	117
Other liabilities	117	103
Net cash provided by (used in) operating activities	1,046	(1,600)

Cash flows from investing activities:
Proceeds from sale of equipment, software and leasehold improvements	31	-
Capital expenditures	(35)	(195)
Capitalized software development costs	(186)	(938)
Restrictions of cash as collateral under letters of credit	(4)	(1,156)
Releases of cash as collateral under letters of credit	185	837
Net cash used in investing activities	(9)	(1,452)

Cash flows from financing activities:
Proceeds from issuance of common stock	297	-
Payments on line of credit	-	(339)
Payments of the liability-classified contingent consideration arrangements	(1,421)	(318)
Net cash used in financing activities	(1,124)	(657)

Effect of exchange rate changes on cash	(94)	(119)
Net decrease in cash and cash equivalents	(181)	(3,828)
Cash and cash equivalents at beginning of year	11,084	13,583
Cash and cash equivalents at end of period	$10,903	$9,755

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2016 and 2015
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
Nuclear Industry Training and Consulting provides highly specialized and skilled nuclear operations instructors and other consultants to the nuclear power industry.   These employees work at clients' facilities under client direction.  Examples of these highly skilled positions are senior reactor operations instructors, procedure writers, work management specialists, planners, and training material developers.  This business is managed through the Company's Hyperspring subsidiary.  The business model, management focus, margins, and other factors clearly separate this business line from the rest of the GSE product and service portfolio.  Hyperspring has been providing these services since 2005.

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

Revenue Recognition
The Company has (1) fixed price contracts for the sale of uniquely designed/customized systems containing hardware and software, (2) fixed price contracts for the sale of software licenses which may include post-contract support ("PCS") and other elements such as installation and training, and (3) time and material contracts for support and service agreements.
In accordance with Accounting Standards Codification ("ASC") 605-35, "Construction-Type and Production-Type Contracts", the Performance Improvement Solutions segment recognizes revenue for its fixed-price contracts for the sale of customized systems using the percentage-of-completion method.  This methodology recognizes revenue and earnings as work progresses on the contract and is based on an estimate of the revenue and earnings to date, less amounts recognized in prior periods.  The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project.  Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified.  Estimated losses are charged against earnings in the period such losses are identified.  The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and realization is probable and there is a legal basis of the claim.
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
The Company evaluates customized system contracts for multiple deliverables under ASC 605-25, "Revenue Recognition-Multiple Element Arrangements", and when appropriate, separates the contracts into separate units of accounting for revenue recognition. Contracts with multiple element arrangements typically include, but are not limited to, components such as training and PCS, which are embedded in the contract. When a contract contains multiple deliverables, the Company allocates revenue to each deliverable based on its relative selling price which is determined based on its vendor specific objective evidence ("VSOE") if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Amounts allocated to training and support services are based on VSOE and revenue is deferred until the services have been performed.
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

Revisions

Historically, the Company recognized revenue on multiple element arrangements which included sales of its EnVision software product as delivery occurred on each element except PCS.  PCS revenue was recognized ratably over the PCS term.  During the fourth quarter of 2015, management determined that the Company had not established VSOE of the fair value for any of the elements in multiple element transactions including sales of its EnVision software licenses.  Accordingly, the consolidated financial statements were revised to recognize all revenue on multiple element transactions including EnVision software license sales ratably over the PCS terms on these transactions since VSOE did not exist for any of the non-software elements in these multiple element transactions.  The revision resulted in an increase to revenue of $22,000, an increase to cost of revenue of $50,000, and an increase in operating loss of $28,000 for the three months ended June 30, 2015.  The revision resulted in an increase to revenue of $39,000, a decrease to cost of revenue of $5,000, and a decrease in operating loss of $44,000 for the six months ended June 30, 2015.
Certain prior year amounts have also been revised in the consolidated statements of cash flows to reflect the corrections to net loss and changes in billings in excess of revenue earned, prepaid expenses and other assets.  The revision had no impact on cash provided by operations or the net decrease in cash and cash equivalents.

The Company assessed the materiality of these misstatements on prior periods' consolidated financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250, Accounting Changes and Error Corrections, and concluded that these misstatements were not material to any prior annual or interim periods.  Accordingly, in accordance with ASC 250 (SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"), the consolidated financial statements as of June 30, 2015, which are presented herein, have been revised.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30, 2015			Six months ended June 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Revenue	$13,632	$22	$13,654	$27,628	$39	$27,667
Cost of revenue	10,717	50	10,767	21,491	(5)	21,486
Gross profit	2,915	(28)	2,887	6,137	44	6,181

Operating (loss) income	(1,343)	(28)	(1,371)	(1,739)	44	(1,695)

(Loss) income before income taxes	(1,394)	(28)	(1,422)	(1,850)	44	(1,806)

Net loss	$(1,467)	$(28)	$(1,495)	$(2,011)	$44	$(1,967)

Basic loss per common share	$(0.08)	$-	$(0.08)	$(0.11)	$-	$(0.11)

Diluted loss per common share	$(0.08)	$-	$(0.08)	$(0.11)	$-	$(0.11)

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three months ended June 30, 2015			Six months ended June 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Net loss	$(1,467)	$(28)	$(1,495)	$(2,011)	$44	$(1,967)

Comprehensive loss	$(1,361)	$(28)	$(1,389)	$(2,141)	$44	$(2,097)

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2015
	As Reported	Adjustment	As Revised

Cash flows from operating activities:
Net (loss) income	$(2,011)	$44	$(1,967)
Changes in assets and liabilities:
Contract receivables, net	(138)	62	(76)
Prepaid expenses and other assets	(406)	(5)	(411)
Billings in excess of revenue earned	(440)	(101)	(541)
Net cash provided by operating activities	$(1,600)	$-	$(1,600)

Net decrease in cash and cash equivalents	$(3,828)	$-	$(3,828)

2.	Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes".  The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent.  ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities.  The Company adopted ASU 2015-17 on March 31, 2016 and presented all deferred tax assets and liabilities as noncurrent on the consolidated balance sheets as of March 31, 2016.  The adoption of this guidance did not have a material effect on the Company's consolidated results of operations and cash flows.
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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation: Topic 718: Improvements to Employee Share Based Accounting".  The new guidance is intended to simplify the accounting for share based payment award transactions.  The amendments in the update include the following aspects for share based accounting: accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes.  Adoption of ASU 2016-09 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years.  We are currently evaluating the potential impact of the pending adoption of ASU 2016-09 on our consolidated financial statements.

3.	Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per share is based on the weighted average number of outstanding common shares for the period.  Diluted earnings (loss) per share adjusts the weighted average shares outstanding for the potential dilution that could occur if stock options or other common stock equivalents were exercised into common stock.

The number of common shares and common share equivalents used in the determination of basic and diluted earnings (loss) per share were as follows:

(in thousands, except for share amounts)	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$111	$(1,495)	$249	$(1,967)

Denominator:
Weighted-average shares outstanding for basic earnings per share	18,010,949	17,887,859	17,956,622	17,887,859

Effect of dilutive securities:
Employee stock options	251,464	-	237,417	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	18,262,413	17,887,859	18,194,039	17,887,859

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	738,789	2,513,321	745,415	2,580,942

4.	Contingent Consideration

ASC 805, "Business Combinations", requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. The Company estimates the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement and discounts the liabilities to present value using a weighted-average cost of capital. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting.  The Company believes that the estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value, and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, the operating results.  Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates, and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

As of June 30, 2016, and December 31, 2015, contingent consideration included in other current liabilities on the consolidated balance sheet totaled $1.3 million and $2.6 million, respectively.  As of June 30, 2016, and December 31, 2015, the Company also had accrued contingent consideration totaling $1.2 million and $1.1 million, respectively, which is included in other liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.  During the three and six months ended June 30, 2016, the Company made no payments and a payment of $1.4 million, respectively, related to the liability-classified contingent consideration arrangements.  During the three and six months ended June 30, 2015, the Company made no payments and a payment of $318,000, respectively, related to the liability-classified contingent consideration arrangements.

5.	Contract Receivables

Contract receivables represent balances due from a broad base of both domestic and international customers.  All contract receivables are considered to be collectible within twelve months.  Unbilled receivables represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts.

The components of contract receivables are as follows:

(in thousands)	June 30,	December 31,
	2016	2015

Billed receivables	$9,878	$9,831
Unbilled receivables	4,681	3,325
Allowance for doubtful accounts	(21)	(103)
Total contract receivables, net	$14,538	$13,053

Unbilled receivables totaled $4.7 million and $3.3 million as of June 30, 2016, and December 31, 2015, respectively.  During July 2016, the Company invoiced $1.5 million of the unbilled amounts related to June 30, 2016.

As of both June 30, 2016, and December 31, 2015, the Company did not have any customers that accounted for more than 10% of the Company's consolidated contract receivables.

6.	Software Development Costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheets.  Capitalization of computer software development costs begins upon the establishment of technological feasibility.  Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers.  Amortization of capitalized computer software development costs is included in cost of revenue and is determined using the straight-line method over the remaining estimated economic life of the product, typically three years.  On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software development costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product.  If the undiscounted cash flows are not sufficient to recover the unamortized software costs, the Company will write down the investment to its estimated fair value based on future undiscounted cash flows.  The excess of any unamortized software development costs over the related net realizable value is written down and charged to cost of revenue.

Software development costs capitalized were $55,000 and $186,000 for the three and six months ended June 30, 2016, respectively, and $432,000 and $938,000 for the three and six months ended June 30, 2015, respectively.  Total amortization expense was $104,000 and $185,000 for the three and six months ended June 30, 2016, respectively, and $105,000 and $195,000 for the three and six months ended June 30, 2015, respectively.

7.	Goodwill and Intangible Assets

Goodwill

The Company reviews goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  The Company tests goodwill at the reporting unit level.  A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP.  The Company's reporting units are: (i) Performance Improvement Solutions and (ii) Nuclear Industry Training and Consulting.  As of June 30, 2016, and December 31, 2015, the $5.6 million of goodwill balance originated from the Hyperspring acquisition in 2014 and is assigned to the Nuclear Industry Training and Consulting segment.  No events or circumstances occurred during the current reporting period that would indicate impairment of goodwill.

Intangible Assets Subject to Amortization

The Company's intangible assets include amounts recognized in connection with business acquisitions, including contractual customer relationships, contract backlog, and technology.  Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset.  Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contract backlog and contractual customer relationships which are recognized in proportion to the related projected revenue streams.  The Company reviews specific definite-lived intangible assets for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2016, and December 31, 2015, based upon the short-term nature of the assets and liabilities.

The following table presents assets and liabilities measured at fair value at June 30, 2016:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$9,626	$-	$-	$9,626
Foreign exchange contracts	-	23	-	23

Total assets	$9,626	$23	$-	$9,649

Foreign exchange contracts	$-	$(136)	$-	$(136)
Contingent consideration liability	-	-	(2,466)	(2,466)

Total liabilities	$-	$(136)	$(2,466)	$(2,602)

The following table presents assets and liabilities measured at fair value at December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$8,979	$-	$-	$8,979
Foreign exchange contracts	-	121	-	121

Total assets	$8,979	$121	$-	$9,100

Foreign exchange contracts	$-	$(57)	$-	$(57)
Contingent consideration liability	-	-	(3,732)	(3,732)

Total liabilities	$-	$(57)	$(3,732)	$(3,789)

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the six months ended June 30, 2016:

(in thousands)

Contingent consideration:
Beginning balance at December 31, 2015	$3,732
Payments made on contingent liabilities	(1,421)
Change in fair value	155
Ending balance	$2,466

9.	Derivative Instruments

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
As of June 30, 2016, the Company had foreign exchange contracts outstanding of approximately 24.4 million Japanese Yen, 1.6 million Euro, 0.9 million Australian Dollars, 0.5 million Canadian Dollars, and 0.2 million Pounds Sterling at fixed rates.  The contracts expire on various dates through June 2017.  At December 31, 2015, the Company had contracts outstanding of approximately 2.1 million Euro, 1.3 million Canadian Dollars, 0.5 million Pounds Sterling, and 0.4 million Australian Dollars at fixed rates.
The Company has not designated any of the foreign exchange contracts outstanding as hedges and has recorded the estimated fair value of the contracts in the consolidated balance sheets as follows:

	June 30,	December 31,
(in thousands)	2016	2015

Asset derivatives
Prepaid expenses and other current assets	$23	$115
Other assets	-	6
	23	121
Liability derivatives
Other current liabilities	(136)	(57)
	(136)	(57)

Net fair value	$(113)	$64

The changes in the fair value of the foreign exchange contracts are included in loss on derivative instruments, net in the consolidated statements of operations.

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

For the three and six months ended June 30, 2016 and June 30, 2015, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015

Foreign exchange contracts-change in fair value	$6	$(86)	$(177)	$(86)
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	(23)	55	42	7

Loss on derivative instruments, net	$(17)	$(31)	$(135)	$(79)

10.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $241,000 and $137,000 of stock-based compensation expense for the three months ended June 30, 2016 and June 30, 2015, respectively, under the fair value method and recognized $488,000 and $271,000 of stock-based compensation expense for the six months ended June 30, 2016 and June 30, 2015, respectively.

In the six months ended June 30, 2016, the Company granted 160,000 performance-based restricted stock units ("RSUs") with an aggregate fair value of $282,000.  There were no new performance based RSU grants in the three months ended June 30, 2016.  The RSUs vest upon the achievement of specific performance measures.  The fair value of the RSUs is expensed ratably over the requisite service period, which ranges between one and five years.

In the three and six months ended June 30, 2016, the Company granted 5,000 and 134,824 time-based RSUs with an aggregate fair value of $13,350 and $299,350, respectively.  The RSUs will vest quarterly over the next twelve quarters.  The fair value of the RSUs is expensed ratably over the requisite service period, which ranges between one and five years.

The Company granted no new options and 40,000 stock options for the three and six months ended June 30, 2016, respectively.  The fair value of the options granted for the six months ended June 30, 2016, was $46,000. The Company granted no new options and 50,000 stock options for the three and six months ended June 30, 2015, respectively.  The fair value of the granted options at the grant date was $40,000.

11.  Long-Term Debt

At June 30, 2016, and December 31, 2015, the Company had no long-term debt.
Lines of Credit
BB&T Bank
At June 30, 2016, the Company had a Master Loan and Security Agreement (the "Loan Agreement") and Revolving Credit Note with BB&T Bank.  The Company and its subsidiary, GSE Performance Solutions, Inc., were jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital.  Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4.5%.
The agreement would have expired on June 30, 2016, but on June 17, 2016, the Company and BB&T Bank amended the Loan Agreement to extend the expiration date until September 30, 2016.  All other terms and conditions remained the same.
As collateral for the Company's obligations, the Company granted a first lien and security interest in all of the assets of the Company, including but not limited to, contract receivables, intangible assets, equipment, software and leasehold improvements.

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
At June 30, 2016, and December 31, 2015, the cash collateral account totaled $3.4 million and $3.5 million, respectively. The balances were classified as restricted cash on the consolidated balance sheets.

The Loan Agreement contains certain restrictive covenants regarding future acquisitions and incurrence of debt.  In addition, the Loan Agreement contains financial covenants with respect to the Company's minimum tangible capital base and quick ratio.

As of
	Covenant	June 30, 2016

Minimum tangible capital base	Must exceed $10.5 million	$11.9 million
Quick ratio	Must exceed 1.00 : 1.00	1.55 : 1.00

As of June 30, 2016, the Company was in compliance with its financial covenants as defined above.

IberiaBank
At June 30, 2016, Hyperspring, LLC has a $1.0 million working capital line of credit with IberiaBank.  Under the this line of credit, interest is payable monthly at the rate of 1.00 percentage point over the prime rate of interest as published in the money rate section of the Wall Street Journal, resulting in an effective interest rate of 4.25%.  The line is secured by all accounts of Hyperspring and guaranteed by GSE Systems, Inc.  The line of credit expired on July 6, 2016, and the Company is in the process of extending the line.  At June 30, 2016, the Company had no outstanding amounts under the line of credit.
Letters of Credit and Bonds
As of June 30, 2016, the Company has nine standby letters of credit totaling $3.4 million which represent advance payment and performance bonds on eight contracts.  The Company has deposited the full value of nine standby letters of credit in escrow accounts, amounting to $3.4 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's consolidated balance sheets at June 30, 2016, as restricted cash, $1.7 million categorized as current restricted cash and $1.7 million categorized as long-term restricted cash.

12.	Product Warranty

As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical experience and projected claims.  The portion of the warranty provision expected to be incurred within 12 months is classified as current within accrued warranty ($1.4 million), while the remaining amount is classified as long-term within other liabilities ($158,000).  The activity related to the warranty accrual is as follows:

(in thousands)

Balance at December 31, 2015	$1,614
Warranty provision	286
Warranty claims	(321)
Currency adjustment	(3)
Balance at June 30, 2016	$1,576

13.	Income Taxes

The Company's income tax expense amounts for the six months ended June 30, 2016, and June 30, 2015, differed from the expected income tax amounts computed by applying the federal corporate income tax rate of 35% to income before income taxes for the periods as shown in the table below.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Provision for income taxes	$108	$73	$196	$161
Effective tax rate	49.3%	(5.1)%	44.0%	(8.9)%

The Company's increase in effective tax rate for 2016 as compared to 2015 resulted mainly from a reduction in pre-tax loss in the U.S.  The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter.  Tax expense in both years is comprised mainly of foreign income tax expense, Alternative Minimum Tax, state taxes, and deferred tax expense relating to the tax amortization of goodwill.

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
The Company recognizes deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized.  The Company has evaluated all positive and negative evidence and determined that it will continue to assess a full valuation allowance on its U.S., Swedish, and Chinese net deferred assets as of June 30, 2016.  The Company has determined that it is more likely than not that it will realize the benefits of its deferred taxes in the UK and India.  In 2015, the Company paid income taxes in the UK and India and expects to do so again in 2016.

14. Segment Information

The Company has two reportable business segments.  The Performance Improvement Solutions business segment provides simulation, training products, and engineering products and services delivered across the breadth of industries the Company serves.  Solutions include simulation for both training and engineering applications.  Engineering services include plant design verification and validation. The Company provides these services across all of its market segments.  Contracts typically range from six months to three years.

The Nuclear Industry Training and Consulting business segment provides specialized workforce solutions primarily to the U.S. nuclear industry, working at client facilities.  This business is managed through the Company's Hyperspring subsidiary.  Hyperspring has been providing these services since 2005.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income (loss) before income tax expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenue:
Performance Improvement Solutions	$8,323	$8,213	$17,166	$17,046
Nuclear Industry Training and Consulting	4,092	5,441	8,225	10,621
	$12,415	$13,654	$25,391	$27,667

Operating income (loss):
Performance Improvement Solutions	$(432)	$(1,220)	$(474)	$(1,924)
Nuclear Industry Training and Consulting	883	362	1,071	662
Gain on change in fair value of contingent consideration, net	(224)	(513)	(155)	(433)

Operating income (loss)	$227	$(1,371)	$442	$(1,695)

Interest income, net	13	21	40	48
Loss on derivative instruments, net	(17)	(31)	(135)	(79)
Other (expense) income, net	(4)	(41)	98	(80)
Income (loss) before income taxes	$219	$(1,422)	$445	$(1,806)

15. Commitments and Contingencies

The Company has contingent liabilities that, in management's judgment, are not probable of assertion.  If such unasserted contingent liabilities were to be asserted, or become probable of assertion, the Company may be required to record significant expenses and liabilities in the period in which these liabilities are asserted or become probable of assertion.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GSE is a performance improvement company.  We improve plant performance with a combination of simulation, engineering, and plant services that help clients improve their plant's profitability, productivity, and safety.  GSE is the parent company of the following entities:

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

If any one or more of these expectations and assumptions proves incorrect, actual results will likely differ materially from those contemplated by the forward-looking statements.  Even if all of the foregoing assumptions and expectations prove correct, actual results may still differ materially from those expressed in the forward-looking statements as a result of factors we may not anticipate or that may be beyond our control.  While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant.  We do not undertake to update any forward-looking statements made by us, whether as a result of new information, future events or otherwise.  You are cautioned not to rely unduly on such forward-looking statements when evaluating the information presented in this report.

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

Nuclear Industry Training and Consulting (approximately 32% of revenue)
Nuclear Industry Training and Consulting provides highly specialized and skilled nuclear operations instructors and other consultants to the nuclear power industry.   These employees work at clients' facilities under client direction.  Examples of these highly skilled positions are senior reactor operations instructors, procedure writers, work management specialists, planners, and training material developers.  This business is managed through the Company's Hyperspring subsidiary.  The business model, management focus, margins and other factors clearly separate this business line from the rest of the GSE product and service portfolio.  Hyperspring has been providing these services since 2005.

Business Strategy

Our objective is to be the leading provider of software and technology-enabled engineering and training services and know-how to the global power industries by capitalizing on near and long-term growth opportunities primarily in the nuclear power industry.  We offer our differentiated suite of products and services to adjacent markets such as fossil power and the process industries where our offerings are a natural fit with a clear and compelling value proposition for the market.  Our primary growth strategy is twofold: (1) expand organically within our core markets by leveraging our market leadership position and drive increased usage and product adoption via new products and services, and (2) seek acquisitions to accelerate our overall growth.  To accomplish this, we will pursue the following activities:
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

·
Pursue strategic acquisitions opportunistically.   We intend to complement our organic growth strategy through selective acquisitions of other software and service businesses, both domestic and international, which would enhance our existing portfolio of products, strengthen our relationships with our existing customers, and potentially expand our footprint to include new customers in our core served industries.  We have made several small acquisitions in recent years and believe the opportunity exists to do more.  For example, in January 2011 we acquired EnVision Systems Inc., which provided interactive multi-media tutorials and simulation models, primarily to the process industries.  We have integrated the technology assets from this acquisition and expanded the firm's application to other industries, and we intend to repeat this successful process.   In 2014, we acquired Hyperspring, which enabled GSE to offer highly skilled nuclear operations and consulting know-how on site at a large segment of our client base on an operational basis providing essential services.  This deepened our relationship with existing clients and won business for us at new client sites in the nuclear industry.  This acquisition has proven to be very synergistic, enabling cross selling domestically, and in 2015, expanding these services internationally for the first time.

·
Continue to provide technology-enabled, market-leading solutions.  We invest in research and development ("R&D") in order to deliver unique solutions that add value to our end-user markets.   We have delivered nuclear core and balance of plant modeling and visualization systems to the industry.  To address the nuclear industry's need for more accurate simulation of both normal and accident scenarios, we provide our DesignEP® and RELAP5-HD® solutions.  Our entire JADETM suite of simulation software, including industry leading JTOPMERET® and JElectricTM software, provides the most accurate simulation of Balance of Plant and electrical systems available to the nuclear and fossil plant simulation market.  The significant enhancements we have made to our SimExec® and OpenSimTM platforms enables customers to be more efficient in the daily operation of their simulators.  We are bringing SimExec® and OpenSimTM together into a next generation unified environment that will add new capabilities as requested by clients and driven by market need.  Recently, we have delivered a compelling new solution, the GSE GPWRTM Generic Pressurized Water Reactor simulation technology, proving that our modeling technology can be sold via traditional license terms and conditions to the nuclear industry ecosystem.   We have both upgraded and expanded the EnVision library of simulation and eLearning tutorials for the process industries with specific new products for training clients in the upstream segment of the oil and gas industry.  We continue to provide cutting edge training systems by adapting our technology to systems to meet the specific needs of customers such as U.S. government laboratories.   We intend to continue to make prudent investments in R&D that first and foremost are driven by the market, and are complementary to advancing our growth strategy.  Such investments in R&D may result in on-going enhancement of existing solutions as well as the creation of new solutions to serve our target markets, ensuring that we add greater value, in an easier to use fashion, than any alternative available to customers and that we delight them in the process.  GSE has pioneered a number of industry standards over our lifetime and will continue to be one of the most innovative companies in our industry.  We have a recognized high-value brand as one of the most respected providers of software and services to the industry, as evidenced by our marquee client base and significant market wins over the past year.  A recently conducted survey of clients with projects underway and/or just delivered validates our brand with a Net Promoter Score of +65, a compelling score for an industrial technology and services company.

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
According to Power Engineering magazine, in the United States every sector in the energy industry is expected to lose a large percentage of its workforce as baby boomers retire on the traditional schedule.  The power sector alone will be forced to replace more than 100,000 skilled workers by 2018 simply to replace those retiring.  The Nuclear Energy Institute estimates that 39% of the nuclear workforce will be eligible to retire by 2018.  As the nuclear industry expands its fleet and strains to maintain the high standards of training the existing workforce, existing plant simulator systems are operating 24 hours a day.  With workers retiring and the need to backfill as well as expand the workforce for new units, certain operators are exploring the opportunity to debottleneck their existing simulator capabilities through the creation of dual reference simulators.
Globally, as more people increase their standard of living, their demand for power will increase, which in turn will require the on-going construction of power plants to meet this surging demand.  Developing a skilled labor force to operate these plants and keeping their skills current and their certifications in compliance with regulatory requirements is a key challenge facing the global power industry.  Similar challenges face the process industries.
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
There are currently 64 nuclear plants under construction in 15 countries, including 24 in China, nine in Russia, six in India and four in the United Arab Emirates according to the Nuclear Energy Institute.  Four reactors are currently under construction in the U.S. including two for Southern Nuclear at the Vogtle, Georgia site and two at SCANA's VC Summer site.  Tennessee Valley Authority's Watts Bar generating facility is up and running which represents a watershed for the US nuclear power industry.  According to the World Nuclear Association, there are 165 reactors in 27 countries in specific phases of planning that will be operating by 2030.  This pace of construction is surpassing peak construction velocity of the 1970s and 1980s.
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
For the existing U.S. fleet, there is recognition that these nuclear plants are essential to meeting goals of reducing carbon emissions even as renewable energy sources are introduced.  This recognition of the importance of nuclear providing zero-carbon baseload is demonstrated most recently by the state of New York's Clean Energy Standard that values the emission-free energy of New York's nuclear fleet and in so doing providing an emissions-free subsidy of 1.7¢/kWh.  This subsidy helps ensure the state's existing nuclear plants remain economically viable in an era of low cost natural gas and even with wind and solar receiving a subsidy of 4.5¢/kWh.  In regulated markets where the economy is growing, the nuclear fleet is profitable and expanding.  In addition to the four reactors under construction in the US southeast, Georgia Power, a subsidiary of Southern Company, has gained approval from state regulators to spend up to $99 million on site investigation and licensing costs for a new nuclear power plant in Stewart County, Georgia.  For the longer term, the trends for nuclear power are favorable as well.  The US Department of Energy recently released a draft plan to double America's nuclear power capacity by 2050.  The plan, dubbed "Vision 2050", promotes expanding America's nuclear capacity through advanced reactor designs including small modular reactors (SMRs).
As countries around the world recognize the importance of lowering carbon emissions from power generation, nuclear energy is an essential component of the solution.  India and the UK have recently announced plans to significantly expand nuclear power generation capacity through new builds.  China continues to aggressively build out its fleet.  In Japan, the strategic importance of nuclear power had led the Institute of Energy and Economics to estimate that 19 reactors will restart before March 2018.
We believe GSE is well positioned to take full advantage of these strategic global and domestic trends through our providing high fidelity simulation and training solutions to the global power and process industries.

Products and Services
Entry2Expert® Performance Solution
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

The goal of our Entry2Expert performance solution offering is to ensure superior human achievement in the dimensions of:
·	Shortening the learning process

·	Reducing human errors

·	Mitigating the effects of retirement and turnover

·	Improving workforce agility

·	Achieving and maintaining certifications and compliance

·	All of these dimensions help to improve our customers' bottom lines

The dramatic increase in energy demand world-wide over the next 30 years will require significant amounts of training for new employees and also will require new plants producing energy from all sources.   These new plants will need to be engineered and designed prior to construction, and GSE high-fidelity modeling tools are being used increasingly to verify and validate control system and overall plant designs.
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

Entry2Expert® brings together the collection of skills GSE has amassed over more than 40 years beginning with its traditional roots in custom high fidelity simulation and training solutions for the power industries, extended through the acquisition of specialized engineering capabilities, enhanced by the entry and intermediate level training solutions of EnVision, and the extensive nuclear industry training and consulting services of Hyperspring.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three months ended June 30,				Six months ended June 30,
	2016	%	2015	%	2016	%	2015	%
Revenue	$12,415	100.0%	$13,654	100.0%	$25,391	100.0%	$27,667	100.0%
Cost of revenue	8,855	71.4%	10,767	78.9%	18,207	71.7%	21,486	77.7%

Gross profit	3,560	28.6%	2,887	21.1%	7,184	28.3%	6,181	22.3%
Operating expenses:
Selling, general and administrative	2,881	23.2%	3,951	28.9%	5,992	23.6%	7,220	26.1%
Restructuring charges	277	2.2%	48	0.4%	402	1.6%	145	0.5%
Depreciation and amortization	102	0.8%	135	0.9%	202	0.8%	264	0.9%
Amortization of definite-lived intangible assets	73	0.6%	124	0.9%	146	0.6%	247	0.9%
Total operating expenses	3,333	26.8%	4,258	31.1%	6,742	26.6%	7,876	28.4%

Operating income (loss)	227	1.8%	(1,371)	(10.0)%	442	1.7%	(1,695)	(6.1)%

Interest income, net	13	0.1%	21	0.2%	40	0.2%	48	0.2%
Loss on derivative instruments, net	(17)	(0.1)%	(31)	(0.3)%	(135)	(0.5)%	(79)	(0.3)%
Other (expense) income, net	(4)	0.0%	(41)	(0.3)%	98	0.4%	(80)	(0.3)%

Income (loss) before income taxes	219	1.8%	(1,422)	(10.4)%	445	1.8%	(1,806)	(6.5)%

Provision for income taxes	108	0.9%	73	0.5%	196	0.8%	161	0.6%

Net income (loss)	$111	0.9%	$(1,495)	(10.9)%	$249	1.0%	$(1,967)	(7.1)%

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience.  Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

Results of Operations - Three and six months ended June 30, 2016 versus three and six months ended June 30, 2015

Revenue.  Total revenue for the three months ended June 30, 2016, totaled $12.4 million, which was 9.5% less than the $13.7 million total revenue for the three months ended June 30, 2015.  For the six months ended June 30, 2016, revenue totaled $25.4 million, which was 8.3% less than the $27.7 million of revenue for the six months ended June 30, 2015.  The decrease in revenue was primarily driven by the year over year decrease in revenue at Hyperspring, represented by our Nuclear Industry Training and Consulting segment, described below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Revenue:
Performance Improvement Solutions	$8,323	$8,213	$17,166	$17,046
Nuclear Industry Training and Consulting	4,092	5,441	8,225	10,621
Total Revenue	$12,415	$13,654	$25,391	$27,667

Performance Improvement Solutions revenue increased 1.2% from $8.2 million for the three months ended June 30, 2015, to $8.3 million for the three months ended June 30, 2016.  We recorded total Performance Improvement Solutions orders of $5.8 million in the three months ended June 30, 2016, as compared to $12.7 million in the three months ended June 30, 2015. For the six months ended June 30, 2016, Performance Improvement Solutions revenue was $17.2 million compared to $17.0 million for the six months ended June 30, 2015.   We recorded total orders of $40.5 million in the six months ended June 30, 2016, as compared to $23.9 million in the six months ended June 30, 2015.

Nuclear Industry Training and Consulting revenue decreased 24.1% from $5.4 million for the three months ended June 30, 2015, to $4.1 million for the three months ended June 30, 2016.  Nuclear Industry Training and Consulting orders totaled $3.4 million in the three months ended June 30, 2016, as compared to $6.1 million for the three months ended June 30, 2015.  For the six months ended June 30, 2016, Nuclear Industry Training and Consulting revenue totaled $8.2 million compared to $10.6 million for the six months ended June 30, 2015.  We recorded total orders of $8.5 million in the six months ended June 30, 2016, compared to $13.0 million in the six months ended June 30, 2015.
At June 30, 2016, backlog was $71.1 million: $64.7 million for the Performance Improvement Solutions business segment and $6.4 million for Nuclear Industry Training and Consulting.  At December 31, 2015, the Company's backlog was $47.9 million: $41.9 million for the Performance Improvement Solutions business segment and $6.0 million for Nuclear Industry Training and Consulting.

Gross Profit.  Gross profit totaled $3.6 million for the three months ended June 30, 2016, compared to $2.9 million for the same period in 2015.  As a percentage of revenue, gross profit increased from 21.1% for the three months ended June 30, 2015, to 28.6% for the three months ended June 30, 2016.  For the six months ended June 30, 2016, gross profit was $7.2 million compared to $6.2 million for the same period in 2015.  As a percentage of revenue, gross profit increased from 22.3% for the six months ended June 30, 2015, to 28.3% for the six months ended June 30, 2016.

	Three months ended				Six months ended
	June 30,				June 30,
(in thousands)	2016	%	2015	%	2016	%	2015	%
Gross Profit:
Performance Improvement Solutions	$2,911	35.0%	$2,297	28.0%	$6,056	35.3%	$5,074	29.8%
Nuclear Industry Training and Consulting	649	15.9%	590	10.8%	1,128	13.7%	1,107	10.4%
Consolidated Gross Profit	$3,560	28.6%	$2,887	21.1%	$7,184	28.3%	$6,181	22.3%

Performance Improvement Solutions had gross profit of $2.9 million or 35.0% of segment revenue for the three months ended June 30, 2016, compared to $2.3 million or 28.0% of segment revenue for the three months ended June 30, 2015.

Performance Improvement Solutions had gross profit of $6.1 million or 35.3% of segment revenue for the six months ended June 30, 2016, compared to gross profit of $5.1 million or 29.8% of segment revenue for the six months ended June 30, 2015.
The increase in gross margin percent for Performance Improvement Solutions for the three and six months ended June 30, 2016, as compared to the same periods in 2015 is mainly due to the decrease in total overhead costs.  Total overhead costs (including capitalized software amortization) decreased from approximately $2.4 million in the six months ended June 30, 2015 to $1.7 million in the same period of 2016.  Thus total overhead decreased from 13.9% in 2015 to 9.7% in 2016 as a percent of revenue.  The reduction mainly reflects the reduction in operations headcount in conjunction with the Company's September 2015 restructuring.
Nuclear Industry Training and Consulting had gross profit of $649,000 or 15.9% of segment revenue for the three months ended June 30, 2016, compared to $590,000 or 10.8% of segment revenue for the three months ended June 30, 2015.
Nuclear Industry Training and Consulting had gross profit of $1.1 million or 13.7% of segment revenue for the six months ended June 30, 2016, compared to gross profit of $1.1 million or 10.4% of segment revenue for the six months ended June 30, 2015.
The increase in Nuclear Industry Consulting and Training gross profit percent for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 mainly reflects the reduction in TVA revenue as a percentage of total revenue.  TVA generally has lower margins than most of Hyperspring's contracts.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses totaled $2.9 million in the three months ended June 30, 2016, a 27.5% decrease from the $4.0 million for the same period in 2015.  For the six months ended June 30, 2016 and June 30, 2015, SG&A expenses totaled $6.0 million and $7.2 million, respectively.  The decreases reflect the following spending variances:

·
Business development and marketing costs decreased from $1.4 million for the three months ended June 30, 2015, to $800,000  for the three months ended June 30, 2016, and decreased from $2.8 million for the six months ended June 30, 2015, to $1.6 million for the six months ended June 30, 2016. Bidding and proposal costs, a component of business development costs which are the costs of operations personnel assisting with the preparation of contract proposals, were $95,000 and $214,000 for the three months ended June 30, 2016 and June 30, 2015, respectively, and $190,000 and $499,000 for the six months ended June 30, 2016 and June 30, 2015, respectively.

·
The Company's general and administrative expenses ("G&A") decreased to $1.8 million from $2.1 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and decreased to  $3.7 million from $3.8 million for the six months ended June 30, 2016 and June 30, 2015, respectively.  Some components of G&A are as follows:

o
For the three months ended June 30, 2016 and June 30, 2015, contingent consideration accretion expense was $223,000 and $513,000, respectively.  For the six months ended June 30, 2016 and June 30, 2015, contingent consideration accretion expense was $155,000 and $433,000, respectively.  The decrease in contingent consideration accretion expense in 2016 is a result of Hyperspring's former partners being paid their prior year earnout based on EBITDA targets as well as the former partners being paid their one-time payment for securing a long-term contract renewal with Tennessee Valley Authority ("TVA") in 2015.

o
In the six months ended June 30, 2016, the Company hired an outside consultant to review and document its procedures regarding revenue recognition, with special focus on software license and software maintenance revenue.  The total cost incurred for these services was $152,000.

·
Gross spending on software product development expenses for the three and six months ended June 30, 2016, totaled $374,000 and $859,000, respectively, as compared to $820,000 and $1.7 million for the three and six months ended June 30, 2015, respectively. The Company capitalized $55,000 and $186,000 of software product development expenses for the three and six months ended June 30, 2016, respectively, and $432,000 and $938,000 for the same periods in 2015, respectively.  Net software product development spending decreased from $387,000 for the three months ended June 30, 2015, to $319,000 for the three months ended June 30, 2016, and decreased from $784,000 for the six months ended June 30, 2015, to $673,000 for the six months ended June 30, 2016.  Spending on simulator software development and modeling tools totaled $308,000 and $636,000 for the three and six months ended June 30, 2016, respectively.  Spending on software product development totaled $590,000 and $1.2 million for the three and six months ended June 30, 2015, respectively.  The Company's software product development expenses were mainly related to a new configuration management system and the enhancement of JADE™ and SimExec® applications.

Restructuring Charges.  Restructuring charges totaled $277,000 and $48,000 for the three months ended June 30, 2016 and June 30, 2015, respectively.  For the six months ended June 30, 2016 and June 30, 2015, restructuring charges totaled $402,000 and $145,000, respectively.  Restructuring charges for the six months ended June 30, 2016, are primarily due to severance costs for two departing executives.
Depreciation.  Depreciation expense totaled $102,000 and $135,000 for the three months ended June 30, 2016 and June 30, 2015, respectively.  For the six months ended June 30, 2016 and June 30, 2015, depreciation expense totaled $202,000 and $264,000, respectively.

Amortization of Definite-lived Intangible Assets. Amortization expense related to definite-lived intangible assets totaled $73,000 and $124,000 for the three months ended June 30, 2016 and June 30, 2015, respectively.  For the six months ended June 30, 2016 and June 30, 2015, amortization expense related to definite-lived intangible assets totaled $146,000 and $247,000, respectively.  The decrease in 2016 amortization expense reflects a decrease of amortization related to the intangible assets recorded with the Hyperspring acquisition in November 2014 which are being amortized over seven years.

Operating Income (Loss).  The Company had operating income of $227,000  (1.8% of revenue) during the three months ended June 30, 2016, as compared with an operating loss of $1.4 million (10.0% of revenue) for the same period in 2015.  For the six months ended June 30, 2016 and June 30, 2015, the Company had operating income of $442,000  (1.7% of revenue) and an operating loss of $1.7 million (6.1% of revenue), respectively.  The variances were due to the factors outlined above.

Interest Income, Net.  Net interest income totaled $13,000 and $21,000 for the three months ended June 30, 2016 and June 30, 2015, respectively.  For the six months ended June 30, 2016 and June 30, 2015, net interest income totaled $40,000 and $48,000, respectively.

Gain (Loss) on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of June 30, 2016, the Company had foreign exchange contracts outstanding of approximately 24.4 million Japanese Yen, 1.6 million Euro, 0.9 million Australian Dollars, 0.5 million Canadian Dollars, and 0.2 million Pounds Sterling at fixed rates.  The contracts expire on various dates through June 2017.  The Company has not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $6,000 for the three months ended June 30, 2016, and a loss $177,000 for the six months ended June 30, 2016.

As of June 30, 2015, the Company had foreign exchange contracts outstanding of approximately 2.6 million Euro, 0.5 million Australian Dollars, and 0.4 million Pounds Sterling at fixed rates.  The contracts expire on various dates through December 2016.  The Company had not designated the contracts as hedges and had recognized gains of on the change in the estimated fair value of the contracts of $86,000 for both the three and six months ended June 30, 2015, respectively.

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and six months ended June 30, 2016, the Company recognized a loss of $22,000 and a gain of $43,000, respectively, from the remeasurement of such contract receivables, billings in excess of revenue earned and subcontractor accruals.  For the same periods in 2015, the Company recognized gains of $55,000 and $7,000, respectively.

Other Income (Expense), Net.  For the three and six months ended June 30, 2016, the Company recognized other expense, net, of $4,000 and other income, net, of $98,000, respectively.  For the three and six months ended June 30, 2015, the Company recognized other expense, net, of $41,000 and $80,000, respectively. The major components of other expense, net, included the following items:

·	For the three months ended March, 31, 2016, the Company's Chinese subsidiary received a $101,000 refund of Value Added Tax.
·	The Company had other miscellaneous expenses of $3,000 for the six months ended June 30, 2016.

Provision for Income Taxes

Income tax expense was $108,000 and $196,000 with effective income tax rates of 49.3% and 44.0% for the three and six months ended June 30, 2016, respectively.  This is compared to  income tax expense of $73,000 and $161,000 with effective income tax rates of 5.1% and 8.9%, for the three and six months ended June 30, 2015, respectively.  The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter.  Tax expense in both years is comprised mainly of foreign income tax expense, Alternative Minimum Tax, state taxes, and deferred tax expense relating to the tax amortization of goodwill.

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
Our income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management's best estimate of current and future taxes to be paid.  We are subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgments and estimates are required in the determination of the consolidated income tax expense.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.  The Company has evaluated each jurisdiction independently and determined that is more likely than not that it will place a full valuation allowance on its U.S., Swedish, and Chinese net deferred tax assets at  June 30, 2016.  In 2015, the Company paid income taxes in the UK and India and expects to do so again in 2016.  Therefore, it will not place a valuation allowance on these deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2016, the Company's cash and cash equivalents totaled $10.9 million compared to $11.1 million at December 31, 2015.

Cash provided by (used in) operating activities.  For the six months ended June 30, 2016, net cash provided by operations totaled $1.0 million.  Significant changes in the Company's assets and liabilities in the six months ended June 30, 2016, included:
·
A $1.5 million increase in the Company's contract receivables, which is comprised of trade receivables and unbilled receivables.  The Company's trade receivables, net of the allowance for doubtful accounts, increased from $9.7 million at December 31, 2015, to $9.9 million at June 30, 2016.  At June 30, 2016, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $0.9 million as compared to $0.6 million at December 31, 2015.  The Company believes the entire 90-day balance at June 30, 2016, will be received, $0.5 million was received in July 2016 relating to outstanding balances with two customers.  The Company's unbilled receivables increased by approximately $1.4 million to $4.7 million at June 30, 2016, as compared to December 31, 2015.  The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company's current projects.  In July 2016, the Company invoiced $1.5 million of the unbilled amounts; the balance is expected to be invoiced and collected within one year.

·
A $0.6 million increase in accounts payable, accrued compensation and accrued expenses.  The increase reflects an increase in Hyperspring accrued payroll due to the timing of their biweekly payroll cycle and the timing of payments made by the Company to vendors and subcontractors.

For the six months ended June 30, 2015, net cash used in operations totaled $1.6 million.  Significant changes in the Company's assets and liabilities in the six months ended June 30, 2015, included:
·
A $138,000 increase in the Company's contract receivables, which is comprised of trade receivables and unbilled receivables.  The Company's trade receivables, net of the allowance for doubtful accounts, decreased from $10.8 million at December 31, 2014, to $10.4 million at June 30, 2015.  At June 30, 2015, trade receivables outstanding for more than 90 days, net of the bad debt reserve, totaled approximately $2.1 million as compared to $0.4 million at December 31, 2014.  The Company's unbilled receivables increased by approximately $0.5 million to $5.6 million at June 30, 2015, as compared to December 31, 2014.  The increase in the unbilled receivables is due to the timing of contracted billing milestones of the Company's current projects.

·	A $392,000 decrease in accounts payable, accrued compensation and accrued expenses. The decrease was due to the timing of payments made by the Company to vendors and subcontractors.

Cash used in investing activities.  Net cash used in investing activities totaled $9,000 for the six months ended June 30, 2016.  Capital expenditures totaled $35,000, capitalized software development costs totaled $186,000, and releases of restricted cash totaled $185,000 for the six months ended June 30, 2016.  Proceeds from the sale of fixed assets totaled $31,000.
Net cash used in investing activities totaled $1.5 million for the six months ended June 30, 2015.  Capital expenditures totaled $195,000 and capitalized software development costs totaled $938,000 for the six months ended June 30, 2015.  Restrictions of cash used as collateral for outstanding letters of credit totaled $1.2 million for the six months ended June 30, 2015.  Releases of restricted cash as collateral under letters of credit totaled $837,000 for the six months ended June 30, 2015.

Cash used in financing activities.  Net cash used in financing activities totaled $1.1 million for the six months ended June 30, 2016.  During the six months ended June 30, 2016, the Company made payments of $1.4 million to the former Hyperspring owners in accordance with the 2014 purchase agreement due to the achievement of certain EBITDA targets in 2015.  During the six months ended June 30, 2016, the Company received $297,000 for stock options exercised.
Net cash used in financing activities totaled $657,000 for the six months ended June 30, 2015.  Hyperspring has a working capital line of credit with IberiaBank.  The Company paid down $339,000 of the outstanding balance of the line of credit during the six months ended June 30, 2015.  During the six months ended June 30, 2015, the Company made payments of $318,000 to the former EnVision Systems, Inc. members in accordance with the 2011 purchase agreement due to the achievement of certain revenue targets in 2014.
At June 30, 2016, the Company had cash and cash equivalents of $10.9 million.  The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.  However, notwithstanding the foregoing, the Company may be required to look for additional capital to fund its operations if the Company is unable to operate profitably and generate sufficient cash from operations.  There can be no assurance that the Company would be successful in raising such additional funds.

Lines of Credit

BB&T Bank
At June 30, 2016, the Company had a Master Loan and Security Agreement (the "Loan Agreement") and Revolving Credit Note with BB&T Bank.  The Company and its subsidiary, GSE Performance Solutions, Inc., were jointly and severally liable as co-borrowers.  The Loan Agreement provides a $7.5 million revolving line of credit for the purpose of (i) issuing stand-by letters of credit and (ii) providing working capital. Working capital advances bear interest at a rate equal to the Wall Street Journal Prime Rate of Interest, floating with a floor of 4.5%.
The agreement would have expired on June 30, 2016, but on June 17, 2016, the Company and BB&T Bank amended the Loan Agreement to extend the expiration date until September 30, 2016.  All other terms and conditions remained the same.
As collateral for the Company's obligations, the Company granted a first lien and security interest in all of the assets of the Company, including but not limited to, contract receivables, intangible assets, equipment, software and leasehold improvements.
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
At June 30, 2016, and December 31, 2015, the cash collateral account totaled $3.4 million and $3.5 million, respectively. The balances were classified as restricted cash on the consolidated balance sheets.
The Loan Agreement contains certain restrictive covenants regarding future acquisitions and incurrence of debt.  In addition, the Loan Agreement contains financial covenants with respect to the Company's minimum tangible capital base and quick ratio.

As of
	Covenant	June 30, 2016

Minimum tangible capital base	Must exceed $10.5 million	$11.9 million
Quick ratio	Must exceed 1.00 : 1.00	1.55 : 1.00

As of June 30, 2016, the Company was in compliance with its financial covenants as defined above.

IberiaBank
At June 30, 2016, Hyperspring, LLC has a $1.0 million working capital line of credit with IberiaBank.  Under the executed promissory note, interest is payable monthly at the rate of 1.00 percentage point over the prime rate of interest as published in the money rate section of the Wall Street Journal resulting in an effective interest rate of 4.25%. The line is secured by all accounts of Hyperspring and guaranteed by GSE Systems, Inc.  The line of credit expired on July 6, 2016, and the Company is in the process of extending the line.  At June 30, 2016, the Company had no outstanding amounts under the line of credit.
Letters of Credit and Bonds
As of June 30, 2016, the Company has nine standby letters of credit totaling $3.4 million which represent advance payment and performance bonds on eight contracts.  The Company has deposited the full value of nine standby letters of credit in escrow accounts, amounting to $3.4 million, which have been restricted in that the Company does not have access to these funds until the related letters of credit have expired.  The cash has been recorded on the Company's consolidated balance sheets at June 30, 2016, as restricted cash, $1.7 million categorized as current restricted cash and $1.7 million categorized as long-term restricted cash.

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
As of June 30, 2016, the Company had foreign exchange contracts outstanding of approximately 24.4 million Japanese Yen, 1.6 million Euro, 0.9 million Australian Dollars, 0.5 million Canadian Dollars, and 0.2 million Pounds Sterling at fixed rates.  The contracts expire on various dates through June 2017.  The Company has not designated the contracts as hedges and has recognized a gain on the change in the estimated fair value of the contracts of $6,000 for the three months ended June 30, 2016, and a loss $177,000 for the six months ended June 30, 2016.  The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  The gain or loss resulting from such remeasurement is also included in gain (loss) on derivative instruments, net in the consolidated statements of operations.  For the three and six months ended June 30, 2016, the Company recognized a loss of $22,000 and a gain of $43,000, respectively, from the remeasurement of such contract receivables, billings in excess of revenue earned and subcontractor accruals.  For the same periods in 2015, the Company recognized gains of $55,000 and $7,000, respectively.  A 10% fluctuation in the foreign currency exchange rates up or down as of June 30, 2016, would have increased/decreased the change in the estimated fair value of the contracts by $11,300.

As of June 30, 2015, the Company had foreign exchange contracts outstanding of approximately 2.6 million Euro, 0.5 million Australian Dollars, and 0.4 million Pounds Sterling at fixed rates.  The contracts expire on various dates through December 2016.  The Company had not designated the contracts as hedges and had recognized no change in the estimated fair value of the contracts for the three and six months ended June 30, 2015.  A 10% fluctuation in the foreign currency exchange rates up or down as of June 30, 2015, would have increased/decreased the change in the estimated fair value of the contracts by $1,800.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), who is its principal executive officer, and Chief Financial Officer ("CFO"), who is its principal financial officer, to allow timely decisions regarding required disclosure.  At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Exchange Act.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness identified below.

(b)  Changes in Internal Control over Financial Reporting
As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, management assessed the effectiveness of the Company's internal control over financial reporting and identified a material weakness in internal control over financial reporting related to ineffective controls over revenue recognition on software license sales with multiple deliverables.

 As of June 30, 2016, the Company has not completed the implementation of control procedures to ensure that the material weakness related to revenue recognition on software license sales has been mitigated.  As a result of this material weakness in our internal control over financial reporting, we performed additional review and analysis over our consolidated financial statements for the six months ended June 30, 2016.  As a result of these procedures, we believe that our consolidated financial statements are presented in accordance with U.S. GAAP.  We anticipate that we will complete the revision of our controls over revenue recognition on software license sales with multiple deliverables in the third quarter 2016.  We believe the measures will remediate the control deficiencies; however, the material weakness will not be considered remediated until management has concluded, through required testing, that these controls are operating effectively.

Except as described above, there were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

10.1
Letter dated June 17, 2016, from Branch Banking and Trust Company, agreeing to extend the Revolving Credit Expiration Date as defined in the Master Loan and Security Agreement dated November 22, 2011, between the Company, GSE Performance Solutions (as co-borrowers), and Branch Banking and Trust Company (as successor by merger to Susquehanna Bank), until September 30, 2016.*

10.2
Employment Agreement, dated July 1, 2016, between GSE Systems, Inc. and Emmett A. Pepe.  Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 5, 2016.

10.3
Restricted Share Unit Agreement, dated July 1, 2016, between GSE Systems, Inc. and Emmett A. Pepe.  Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 5, 2016.

10.4
Amendment to Employment Agreement, dated July 1, 2016, between GSE Systems, Inc. and Kyle J. Loudermilk.  Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.

10.5
Amendment to Restricted Share Unit Agreement, dated July 1, 2016, between GSE Systems, Inc. and Kyle J. Loudermilk.  Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.

10.6
Restricted Share Unit Agreement (Cash Award), dated July 1, 2016, between GSE Systems, Inc. and Kyle J. Loudermilk.  Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.

10.7
Restricted Share Unit Agreement (Common Stock Award), dated July 1, 2016, between GSE Systems, Inc. and Kyle Loudermilk.  Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.

10.8
Amendment to Restricted Share Unit Agreement, dated July 1, 2016, between GSE Systems, Inc. and Christopher D. Sorrells.  Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.

10.9
Amendment to Restricted Share Unit Agreement, dated July 1, 2016, between GSE Systems, Inc. and Jeffery G. Hough.  Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.

10.10
Amendment to Restricted Share Unit Agreement, dated July 1, 2016, between GSE Systems, Inc. and Gill R. Grady.  Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.

10.11
Form of Amendment to Restricted Share Unit Agreement, dated July 1, 2016.  Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.

10.12
GSE Systems, Inc. 1995 Long-Term Incentive Plan, amended and restated as of April 22, 2016.  Incorporated herein by reference to Exhibit A of GSE Systems, Inc. Form DEF 14A filed with the Securities and Exchange Commission on April 27, 2016.

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

Date:  August 15, 2016 GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)