Form 10-Q
period 2017-06-30
GSE SYSTEMS INC
filed 2017-08-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐		(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  [  ]  No [X]

There were 19,242,666 shares of common stock, with a par value of $0.01 per share outstanding as of July 31, 2017.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,528	$21,747
Restricted cash	959	1,140
Contract receivables, net	14,129	18,863
Prepaid expenses and other current assets	3,122	2,052
Total current assets	41,738	43,802

Equipment, software, and leasehold improvements	6,962	6,759
Accumulated depreciation	(5,844)	(5,527)
Equipment, software, and leasehold improvements, net	1,118	1,232

Software development costs, net	836	982
Goodwill	5,612	5,612
Intangible assets, net	361	454
Other assets	210	1,574
Total assets	$49,875	$53,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$580	$923
Accrued expenses	2,875	2,437
Accrued compensation	1,890	2,624
Billings in excess of revenue earned	17,447	21,444
Accrued warranty	1,232	1,137
Contingent consideration	1,552	2,105
Other current liabilities	719	716
Total current liabilities	26,295	31,386

Other liabilities	1,325	1,149
Total liabilities	27,620	32,535
Commitments and contingencies

Stockholders' equity:
Preferred stock $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $0.01 par value, 30,000,000 shares authorized, 20,841,577 and 20,433,608 shares issued and 19,242,666 and 18,834,697 shares outstanding in 2017 and 2016	208	204
Additional paid-in capital	75,562	75,120
Accumulated deficit	(48,866)	(49,427)
Accumulated other comprehensive loss	(1,650)	(1,777)
Treasury stock at cost, 1,598,911 shares in 2017 and 2016	(2,999)	(2,999)
Total stockholders' equity	22,255	21,121
Total liabilities and stockholders' equity	$49,875	$53,656

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenue	$17,125	$12,415	$33,467	$25,391
Cost of revenue	12,108	8,855	24,328	18,207
Gross profit	5,017	3,560	9,139	7,184

Operating expenses:
Selling, general and administrative	3,774	2,563	7,366	5,319
Research and development	348	318	750	673
Restructuring charges	-	277	45	402
Depreciation	99	102	175	202
Amortization of definite-lived intangible assets	34	73	98	146
Total operating expenses	4,255	3,333	8,434	6,742

Operating income	762	227	705	442

Interest income, net	18	13	45	40
Gain (loss) on derivative instruments, net	315	(17)	155	(135)
Other (expense) income, net	(34)	(4)	(37)	98
Income before income taxes	1,061	219	868	445

Provision for income taxes	234	108	307	196
Net income	$827	$111	$561	$249

Basic earnings per common share	$0.04	$0.01	$0.03	$0.01

Diluted earnings per common share	$0.04	$0.01	$0.03	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income	$827	$111	$561	$249

Foreign currency translation adjustment	34	(151)	127	(102)

Comprehensive income (loss)	$861	$(40)	$688	$147

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2017	20,434	$204	$75,120	$(49,427)	$(1,777)	(1,599)	$(2,999)	$21,121

Stock-based compensation expense	-	-	1,258	-	-	-	-	1,258
Common stock issued for options exercised	50	1	61	-	-	-	-	62
Common stock issued for RSUs vested	358	3	(3)	-	-	-	-	-
Vested RSU shares withheld to pay taxes	-	-	(874)	-	-	-	-	(874)
Foreign currency translation adjustment	-	-	-	-	127	-	-	127
Net income	-	-	-	561	-	-	-	561
Balance, June 30, 2017	20,842	$208	$75,562	$(48,866)	$(1,650)	(1,599)	$(2,999)	$22,255

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$561	$249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	175	202
Amortization of definite-lived intangible assets	98	146
Amortization of capitalized software development costs	234	185
Change in fair value of contingent consideration	297	155
Stock-based compensation expense	1,246	488
Bad debt expense	118	-
(Gain)/loss on derivative instruments, net	(155)	135
Deferred income taxes	69	72
Gain on sale of equipment, software, and leasehold improvements	-	(1)
Changes in assets and liabilities:
Contract receivables, net	4,660	(1,547)
Prepaid expenses and other assets	435	(650)
Accounts payable, accrued compensation, and accrued expenses	(877)	652
Billings in excess of revenue earned	(3,902)	877
Accrued warranty	88	(34)
Other liabilities	125	117
Cash provided by operating activities	3,172	1,046

Cash flows from investing activities:
Proceeds from sale of equipment, software and leasehold improvement	-	31
Capital expenditures	(54)	(35)
Capitalized software development costs	(88)	(186)
Restrictions of cash as collateral under letters of credit	-	(4)
Releases of cash as collateral under letters of credit	181	185
Cash provided by (used in) investing activities	39	(9)

Cash flows from financing activities:
Proceeds from issuance of common stock on the exercise of stock options	62	297
Contingent consideration payments to Hyperspring, LLC	(850)	(1,421)
RSUs withheld to pay taxes	(874)	-
Cash used in financing activities	(1,662)	(1,124)

Effect of exchange rate changes on cash	232	(94)
Net increase (decrease) in cash and cash equivalents	1,781	(181)
Cash and cash equivalents at beginning of year	21,747	11,084
Cash and cash equivalents at end of period	$23,528	$10,903

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements included herein have been prepared by GSE Systems, Inc. (the "Company," "GSE," "we," "us," or "our") and are unaudited.  In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted.  The results of operations for interim periods are not necessarily an indication of the results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 28, 2017.  Certain reclassifications have been made to prior period amounts to conform to the current presentation. The Company reclassified research and development costs from selling, general and administrative expenses and presented them as a separate caption within operating expenses on the consolidated statements of operations.

The Company has two reportable segments as follows:

●	Performance Improvement Solutions (approximately 64% of revenue)

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

●	Nuclear Industry Training and Consulting (approximately 36% of revenue)

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  The Company's most significant estimates relate to revenue recognition on long-term contracts, allowance for doubtful accounts, product warranties, capitalization of software development costs, valuation of goodwill and intangible assets acquired, valuation of contingent consideration issued in business acquisitions, and the recoverability of deferred tax assets.  Actual results could differ from these estimates and those differences could be material.

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

Revenue from the sale of software licenses without other elements in the contract and which do not require significant modifications or customization for the Company's modeling tools are recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is considered probable.  We utilize written contracts to establish the terms and conditions by which product support and services are sold to customers.  Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered to the customer.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15).  The new guidance addresses eight specific cash flow issues and applies to all entities that are required to present a statement of cash flows.  Adoption of ASU 2016-15 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years.  We are currently evaluating the potential impact of the adoption of ASU 2016-15 on our consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (ASU 2017-09). The new guidance is intended to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance on ASC 718, Compensation – Stock Compensation. Entities are required to apply modification accounting for any change to an award, except for a change that is deemed to be purely administrative in nature. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in ASC 718. The amendments in this update are effective for all entities and for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption of this standard to have a significant impact on our consolidated financial position, results of operations or cash flows.

3.	Basic and Diluted Earnings per Common Share

Basic earnings per share is based on the weighted average number of outstanding common shares for the period.  Diluted earnings per share adjusts the weighted average shares outstanding for the potential dilution that could occur if outstanding vested stock options were exercised.

The number of common shares and common share equivalents used in the determination of basic and diluted earnings per share were as follows:

(in thousands, except for share amounts)	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income	$827	$111	$561	$249

Denominator:
Weighted-average shares outstanding for basic income per share	19,196,133	18,010,949	19,154,297	17,956,622

Effect of dilutive securities:
Stock options and restricted stock units	365,112	251,464	317,497	237,417
Adjusted weighted-average shares outstanding and assumed conversions for diluted income per share	19,561,245	18,262,413	19,471,794	18,194,039

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	564,833	738,789	564,833	745,415

4.	Contingent Consideration

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company. Under ASC 805, "Business Combination", contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. At each reporting date, the contingent consideration obligation is revalued to estimated fair value, and changes in fair value subsequent to the acquisition are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates, and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

As of June 30, 2017 and December 31, 2016, contingent consideration included in current liabilities totaled $1.6 million and $2.1 million, respectively. The Company made a payment of $0.9 million and $1.4 million during the first quarter of 2017 and 2016, respectively, related to the liability-classified contingent consideration arrangements.

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

The components of contract receivables are as follows:

(in thousands)	June 30,	December 31,
	2017	2016

Billed receivables	$7,722	$13,325
Recoverable costs and accrued profit not yet billed	6,544	5,555
Allowance for doubtful accounts	(137)	(17)
Total contract receivables, net	$14,129	$18,863

During July 2017, the Company invoiced $3.2 million of the unbilled amounts related to the balance at June 30, 2017.

As of June 30, 2017, the Company had one customer that accounted for 13.9% of the Company's consolidated contract receivables.  As of December 31, 2016, the Company did not have any customers that accounted for more than 10% of the Company's consolidated contract receivables.

On March 29, 2017, Westinghouse, a customer of our Performance Improvement Solutions segment, filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York, Case No. 17-10751. The U.S. Bankruptcy Court overseeing the Westinghouse Bankruptcy approved, on an interim basis, an $800 million Debtor-in-Possession Financing Facility to allow Westinghouse to finance its business operations during the reorganization process. At June 30, 2017, the Company had approximately $0.3 million in net billed and unbilled pre-petition receivables attributable to Westinghouse. On July 31, 2017, South Carolina Electric and Gas Company announced that it will cease construction of new nuclear plants at the V.C. Summer Nuclear Station, one of the facilities for which the Company has an executory contract with Westinghouse for the provision of simulator software and equipment.  Although there has been no formal rejection of the contract as part of the Westinghouse bankruptcy process, GSE now considers it likely that Westinghouse will reject the parties' contract pertaining to the V.C. Summer Nuclear Station. Therefore, at June 30, 2017, GSE reserved 100% of accounts receivable, unbilled receivables, and billings in excess related to the V.C. Summer Nuclear Station, resulting in a net bad debt charge of $118,000. Additionally, during the second quarter of 2017, Westinghouse assumed one of our contracts and assigned it to Southern Nuclear Company.  As such, Westinghouse is no longer a party to the contract.  Therefore, we have not recorded a reserve for outstanding receivables related to this contract. The Company has assessed the recoverability of the remaining balances and concluded that the likelihood of loss is not probable, and therefore, none of the remaining outstanding amounts have been reserved at June 30, 2017.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30,	December 31,
	2017	2016

Inventory	$1,549	$-
Income taxes receivable	115	446
Prepaid expenses	501	422
Other current assets	957	1,184
Total prepaid expenses and other current assets	$3,122	$2,052

At June 30, 2017, prepaid expenses and other current assets are comprised primarily of inventory that is being purchased to support the construction of three major nuclear simulation projects related to a significant contract that was executed during the first quarter of 2016. Inventory is recorded at the lower of cost or market value in accordance with ASC 330, Inventory.  At December 31, 2016, inventory related to the simulation projects was classified as a long-term asset within other assets on the consolidated balance sheets. The earliest completion date of these projects is expected to occur in the second quarter of 2018.

7.	Software Development Costs, Net

Certain computer software development costs are capitalized in the accompanying consolidated balance sheets.  Capitalization of computer software development costs begins upon the establishment of technological feasibility.  Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers.  Amortization of capitalized computer software development costs is included in cost of revenue and is determined using the straight-line method over the remaining estimated economic life of the product, typically three years.  On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software development costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product.  If the undiscounted cash flows are not sufficient to recover the unamortized software costs, the Company will write down the carrying amount of such asset to its estimated fair value based on the future discounted cash flows.  The excess of any unamortized computer software costs over the related fair value is written down and charged to operations.

Software development costs capitalized were $59,000 and $88,000 for the three and six months ended June 30, 2017, respectively, and $55,000 and $186,000 for the three and six months ended June 30, 2016, respectively.  Total amortization expense was $117,000 and $234,000 for the three and six months ended June 30, 2017, respectively, and $104,000 and $185,000 for the three and six months ended June 30, 2016, respectively.

8.	Goodwill and Intangible Assets

The Company's intangible assets include amounts recognized in connection with business acquisitions, including customer relationships, contract backlog, and software.

The Company reviews goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company tests goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. After the acquisition of Hyperspring on November 14, 2014, the Company determined that it had two reporting units, which are the same as our two operating segments: (i) Performance Improvement Solutions; and (ii) Nuclear Industry Training and Consulting (which includes Hyperspring).  As of June 30, 2017, and December 31, 2016, goodwill of $5.6 million related to the Nuclear Industry Training and Consulting segment.  No events or circumstances occurred during the current reporting period that would indicate impairment of such goodwill.

Amortization of intangible assets other than goodwill is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contract backlog and contractual customer relationships which are recognized in proportion to the related projected revenue streams.  Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise.  The Company does not have any intangible assets with indefinite useful lives, other than goodwill. There were no indications of impairment of intangible assets during the current reporting period.

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

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2017, and December 31, 2016, based upon the short-term nature of the assets and liabilities.

For the three and six months ended June 30, 2017, the Company did not have any transfers between fair value Level 1, Level 2 or Level 3.  The Company did not hold any non-financial assets or non-financial liabilities subject to fair value measurements on a recurring basis at June 30, 2017.

The following table presents assets and liabilities measured at fair value at June 30, 2017:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$8,331	$-	$-	$8,331
Foreign exchange contracts	-	208	-	208
Total assets	$8,331	$208	$-	$8,539

Foreign exchange contracts	$-	$(4)	$-	$(4)
Contingent consideration	-	-	(1,552)	(1,552)
Total liabilities	$-	$(4)	$(1,552)	$(1,556)

Money market funds at both June 30, 2017 and December 31, 2016 are included in cash and cash equivalents in the respective consolidated balance sheets.

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

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the six months ended June 30, 2017:

(in thousands)

Balance, January 1, 2017	$2,105
Payments made on contingent liabilities	(850)
Change in fair value	297
Balance, June 30, 2017	$1,552

10.	Derivative Instruments

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

As of June 30, 2017, the Company had foreign exchange contracts outstanding of approximately 212.5 million Japanese Yen, 0.2 million Euro, and 0.4 million Australian Dollars at fixed rates.  The contracts expire on various dates through December 2018.  At December 31, 2016, the Company had contracts outstanding of approximately 281.4 million Japanese Yen, 0.1 million Euro, 0.6 million Australian Dollars, and 0.5 million Canadian Dollars at fixed rates.

The Company had not designated the foreign exchange contracts as hedges and recorded the estimated net fair values of the contracts on the consolidated balance sheets as follows:

	June 30,	December 31,
(in thousands)	2017	2016

Asset derivatives
Prepaid expenses and other current assets	$100	$57
Other assets	108	84
	208	141
Liability derivatives
Other current liabilities	(4)	(20)
	(4)	(20)

Net fair value	$204	$121

The changes in the fair value of the foreign exchange contracts are included in gain (loss) on derivative instruments, net, in the consolidated statements of operations.

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into the functional currency using the current exchange rate at the end of the period.  The gain or loss resulting from such remeasurement is also included in loss on derivative instruments, net, in the consolidated statements of operations.

For the three and six months ended June 30, 2017 and 2016, the Company recognized a net gain (loss) on its derivative instruments as outlined below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016

Foreign exchange contracts-change in fair value	$157	$6	$71	$(177)
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	158	(23)	84	42

Gain (loss) on derivative instruments, net	$315	$(17)	$155	$(135)

11.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees, directors and non-employees that are expected to vest.  Compensation cost is based on the fair value of awards as of the grant date.  The Company recognized $0.6 million and $0.2 million of stock-based compensation expense related to equity awards for the three months ended June 30, 2017 and 2016, respectively, and recognized $1.3 million and $0.5 million of stock-based compensation expense related to equity awards for the six months ended June 30, 2017 and 2016, respectively. In addition to the equity-based compensation expense recognized, the Company also recognized $6,000 of stock-based compensation related to the change in the fair value of cash-settled restricted stock units ("RSUs") during the three months ended June 30, 2017. During the six months ended June 30, 2017, the Company recorded a net reduction in the fair value of cash-settled RSUs of approximately $12,000.

For the three and six months ended June 30, 2017, the Company did not grant performance-based RSUs. For the six months ended June 30, 2016, the Company granted 160,000 performance-based RSUs with an aggregate fair value of $282,000. There were no performance based RSUs granted during the three months ended June 30, 2016. The RSUs vest upon the achievement of specific performance measures. The fair value of the RSUs is expensed ratably over the requisite service period, which ranges between one and five years.

During the three and six months ended June 30, 2017, the Company granted 172,875 and 396,677 time-based RSUs with an aggregate fair value of $585,763 and $1,368,763, respectively. A portion of the RSUs vested immediately, a portion will vest quarterly in equal amounts over the course of eight quarters, a portion will vest one year after grant, and the remainder will vest annually in equal amounts over the course of three years. For the three and six months ended June 30, 2016, the Company granted 5,000 and 134,824 time-based RSUs with an aggregate fair value of $13,350 and $299,350, respectively. The RSUs will vest quarterly over the next twelve quarters. The fair value of the RSUs is expensed ratably over the requisite service period.

The Company did not grant stock options during the three or six month periods ended June 30, 2017. The Company did not grant any options during the three month period ended June 30, 2016, and granted 40,000 stock options during the six month period ended June 30, 2016. The fair value of the options granted during the six months ended June 30, 2016 was $46,000.

12.	Debt

Line of Credit

Citizens Bank

The Company entered into a new three-year, $5.0 million revolving line of credit facility ("RLOC") with Citizens Bank on December 29, 2016, to fund general working capital needs, including acquisitions.  Working capital advances bear interest of one-month LIBOR plus 2.25% per annum and letter of credit fees are 1.25% per annum.  The Company is not required to maintain a restricted cash collateral account at Citizens Bank for outstanding letters of credit and working capital advances.

The maximum availability under the RLOC is subject to a borrowing base equal to 80% of eligible accounts receivable, and is reduced for any issued and outstanding letters of credit and working capital advances.  At June 30, 2017, there were no outstanding borrowings on the RLOC and six letters of credit totaling $1.7 million. We have one letter of credit with Citizen Bank totaling $0.3 million, which has expired and is pending release by the bank and customer. The amount available at June 30, 2017, after consideration of the borrowing base, letters of credit and working capital advances was approximately $2.7 million.

The credit facility agreement is subject to standard financial covenants and reporting requirements. At June 30, 2017, the Company was in compliance with its financial covenants.

BB&T Bank

At June 30, 2017, the Company had three letters of credit with BB&T totaling $0.9 million, which have expired and are pending release by the bank and customer.  At June 30, 2017 and December 31, 2016, the cash collateral account with BB&T totaled $0.9 million and $1.1 million, respectively. The balances were classified as restricted cash on the consolidated balance sheets.

13.	Product Warranty

The Company accrues for estimated warranty costs at the time the related revenue is recognized based on historical experience and projected claims.  The Company's long-term contracts generally provide for a one-year warranty on parts, labor and any bug fixes as it relates to customized software embedded in the systems.  The portion of the warranty provision expected to be incurred within 12 months is classified as current within accrued warranty and totals $1.2 million, while the remaining $0.5 million is classified as long-term within other liabilities.  The activity in the accrued warranty accounts is as follows:

(in thousands)

Balance, January 1, 2017	$1,478
Current period provision	296
Current period claims	(124)
Currency adjustment	7
Balance, June 30, 2017	$1,657

14.	Income Taxes

The following table presents the provision for income taxes and the effective tax rates:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Provision for income taxes	$234	$108	$307	$196
Effective tax rate	22.1%	49.3%	35.4%	44.0%

The Company's decrease in effective tax rate for 2017 as compared to 2016 resulted mainly from the use of the net operating loss carryforwards in the U.S.  The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter.  Tax expense in both periods is comprised mainly of foreign income tax expense, Alternative Minimum Tax, state taxes, and deferred tax expense relating to the tax amortization of goodwill.

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

The Company recognizes deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized.  The Company has evaluated all positive and negative evidence and determined that it will continue to assess a full valuation allowance on its U.S., Swedish, U.K., and Chinese net deferred assets as of June 30, 2017.  The Company has determined that it is more likely than not that it will realize the benefits of its deferred taxes in India.  In 2016, the Company paid income taxes in India and expects to do so again in 2017.

15.	Segment Information

The Company has two reportable business segments.  The Performance Improvement Solutions segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve.  Solutions include simulation for both training and engineering applications.  Example training applications include turnkey and custom training services, while engineering services include plant design verification and validation. The Company provides these services across all market segments.  Contracts typically range from nine months to 24 months.  The Company and its predecessors have been providing these services since 1976.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenue:
Performance Improvement Solutions	$11,686	$8,323	$21,356	$17,166
Nuclear Industry Training and Consulting	5,439	4,092	12,111	8,225
	17,125	12,415	33,467	25,391

Operating income:
Performance Improvement Solutions	399	(432)	(340)	(474)
Nuclear Industry Training and Consulting	406	883	1,342	1,071
Change in fair value of contingent consideration, net	(43)	(224)	(297)	(155)

Operating income	762	227	705	442

Interest income, net	18	13	45	40
Gain (loss) on derivative instruments, net	315	(17)	155	(135)
Other (expense) income, net	(34)	(4)	(37)	98
Income before income taxes	$1,061	$219	$868	$445

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Performance Improvement Solutions (approximately 64% of revenue)

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

Nuclear Industry Training and Consulting (approximately 36% of revenue)

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

Business Strategy

Our objective is to provide a powerful technology-enabled engineering, software and training services platform for the nuclear industry.  We offer our differentiated suite of products and services to adjacent markets such as fossil power and the process industries where our offerings are a natural fit with a clear and compelling value proposition for the market.  Our primary growth strategy is twofold: (1) expand organically within our core markets by leveraging our market leadership position and drive increased usage and product adoption via new products and services, and (2) seek acquisitions to accelerate our overall growth in a manner that is complementary to our core business.  To accomplish this, we will pursue the following activities:

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

Employees.  As of June 30, 2017, we had approximately 278 employees, which includes approximately 187 in our Performance Improvement segment and 91 in our Nuclear Industry Training and Consulting segment.  In addition, we have approximately 100 licensed engineers and other advanced degreed professionals.  To date, we have been able to locate and engage highly qualified employees as needed and we expect our growth efforts to be addressed through attracting top talent.

Backlog.  As of June 30, 2017, we had approximately $68.6 million of total gross revenue backlog, which included $57.4 million of Performance Improvement Solutions backlog and $11.2 million of Nuclear Industry Training and Consulting backlog. Most of our contracts range from nine to 24 months. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts.  Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client.  We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

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

According to the US Energy & Employment Report released in January 2017, the employment in the traditional energy and energy efficiency sectors increased by 55% in 2016, adding 300,000 net new jobs.  Electric power generation companies project a 7% growth in 2017 and the Nuclear Energy Institute projects 20,000 new position will be needed in the nuclear industry over the next 5 years.

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

There are currently 61 nuclear plants under construction in 15 countries, including 20 in China, seven in Russia, six in India and four in the United Arab Emirates per the Nuclear Energy Institute. Two reactors are currently under construction in the U.S. for Southern Nuclear at the Vogtle, Georgia site. Southern Nuclear is currently determining whether to complete their two reactors following the Westinghouse Bankruptcy. On July 31, 2017, SCANA stated it is discontinuing building its two reactors. Tennessee Valley Authority's Watts Bar generating facility started operations in 2016, which represents a watershed for the U.S. nuclear power industry.  Per the World Nuclear Association, there are 160 reactors in 23 countries in specific phases of planning that will be operating by 2030.  This pace of construction is surpassing the peak construction velocity of the 1970s and 1980s.

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

As countries around the world recognize the importance of lowering carbon emissions from power generation, nuclear energy is an essential component of the solution.  India and the UK have recently announced plans to significantly expand nuclear power generation capacity through new builds.  China continues to aggressively build out its fleet.  In Japan, five reactors have restarted and up to 10 more should restart by end of March 2019 according to the Institute of Energy Economics, Japan.

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

At June 30, 2017, the Company had approximately $0.3 million in net billed and unbilled pre-petition receivables attributable to Westinghouse. On July 31, 2017, South Carolina Electric and Gas Company announced that it will cease construction of new nuclear plants at the V.C. Summer Nuclear Station, one of the facilities for which the Company has an executory contract with Westinghouse for the provision of simulator software and equipment.  Although there has been no formal rejection of the contract as part of the Westinghouse bankruptcy process, GSE now considers it likely that Westinghouse will reject the parties' contract pertaining to the V.C. Summer Nuclear Station. Therefore, at June 30, 2017, GSE reserved 100% of accounts receivable, unbilled receivables, and billings in excess related to the V.C Summer Nuclear Station, resulting in a net bad debt charge of $118,000. Additionally, during the second quarter of 2017, Westinghouse assumed one of our contracts and assigned it to Southern Nuclear Company.  As such, Westinghouse is no longer a party to the contract.  Therefore, we have not recorded a reserve for outstanding receivables related to this contract. The Company has assessed the recoverability of the remaining balances and concluded that the likelihood of loss is not probable, and therefore, none of the remaining outstanding amounts have been reserved at June 30, 2017.

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three months ended June 30,				Six months ended June 30,
	2017	%	2016	%	2017	%	2016	%
Revenue	$17,125	100.0%	$12,415	100.0%	$33,467	100.0%	$25,391	100.0%
Cost of revenue	12,108	70.7%	8,855	71.3%	24,328	72.7%	18,207	71.7%
Gross profit	5,017	29.3%	3,560	28.7%	9,139	27.3%	7,184	28.3%
Operating expenses:
Selling, general and administrative	3,774	22.0%	2,563	20.6%	7,366	22.0%	5,319	20.9%
Research and development	348	2.0%	318	2.6%	750	2.3%	673	2.7%
Restructuring charges	-	0.0%	277	2.2%	45	0.1%	402	1.6%
Depreciation	99	0.6%	102	0.8%	175	0.5%	202	0.8%
Amortization of definite-lived intangible assets	34	0.2%	73	0.6%	98	0.3%	146	0.6%
Total operating expenses	4,255	24.8%	3,333	26.8%	8,434	25.2%	6,742	26.6%

Operating income	762	4.5%	227	1.9%	705	2.1%	442	1.7%

Interest income, net	18	0.1%	13	0.1%	45	0.1%	40	0.2%
Gain (loss) on derivative instruments, net	315	1.8%	(17)	(0.1)%	155	0.5%	(135)	(0.5)%
Other (expense) income, net	(34)	(0.2)%	(4)	0.1%	(37)	(0.1)%	98	0.4%

Income before income taxes	1,061	6.2%	219	1.8%	868	2.6%	445	1.8%

Provision for income taxes	234	1.4%	108	1.0%	307	0.9%	196	0.8%

Net income	$827	4.8%	$111	0.9%	$561	1.7%	$249	1.0%

Results of Operations - Three and six months ended June 30, 2017, versus three and six months ended June 30, 2016

Revenue.  Total revenue for the three months ended June 30, 2017, totaled $17.1 million, which was 37.9% greater than the $12.4 million total revenue for the three months ended June 30, 2016.  For the six months ended June 30, 2017, revenue totaled $33.5 million, which was 31.8% greater than the $25.4 million of revenue for the six months ended June 30, 2016.  The increase in revenue was primarily driven by the year over year increase in revenue in both the Performance Improvement Solutions segment and Nuclear Industry Training and Consulting segment, as described below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Revenue:
Performance Improvement Solutions	$11,686	$8,323	$21,356	$17,166
Nuclear Industry Training and Consulting	5,439	4,092	12,111	8,225
Total Revenue	$17,125	$12,415	$33,467	$25,391

Performance Improvement Solutions revenue increased 40.4% from $8.3 million for the three months ended June 30, 2016, to $11.7 million for the three months ended June 30, 2017.  We recorded total Performance Improvement Solutions orders of $4.2 million in the three months ended June 30, 2017, as compared to $5.8 million in the three months ended June 30, 2016.  For the six months ended June 30, 2017, Performance Improvement Solutions revenue was $21.4 million compared to $17.2 million for the six months ended June 30, 2016.  We recorded total orders of $9.1 million in the six months ended June 30, 2017, as compared to $40.5 million in the six months ended June 30, 2016.

Nuclear Industry Training and Consulting revenue increased 32.9% from $4.1 million for the three months ended June 30, 2016, to $5.4 million for the three months ended June 30, 2017.  Nuclear Industry Training and Consulting orders totaled $3.9 million in the three months ended June 30, 2017, as compared to $3.4 million for the three months ended June 30, 2016.  For the six months ended June 30, 2017, Nuclear Industry Training and Consulting revenue totaled $12.1 million compared to $8.2 million for the six months ended June 30, 2016.  We recorded total orders of $18.8 million in the six months ended June 30, 2017, compared to $8.5 million in the six months ended June 30, 2016.

At June 30, 2017, backlog was $68.6 million: $57.4 million for the Performance Improvement Solutions business segment and $11.2 million for Nuclear Industry Training and Consulting.  At December 31, 2016, the Company's backlog was $73.2 million: $68.8 million for the Performance Improvement Solutions business segment and $4.4 million for Nuclear Industry Training and Consulting.

Gross Profit.  Gross profit totaled $5.0 million for the three months ended June 30, 2017, compared to $3.6 million for the same period in 2016.  As a percentage of revenue, gross profit increased from 28.7% for the three months ended June 30, 2016, to 29.3% for the three months ended June 30, 2017.  For the six months ended June 30, 2017, gross profit was $9.1 million compared to $7.2 million for the same period in 2016.  As a percentage of revenue, gross profit decreased from 28.3% for the six months ended June 30, 2016, to 27.3% for the six months ended June 30, 2017.

	Three months ended				Six months ended
	June 30,				June 30,
(in thousands)	2017	%	2016	%	2017	%	2016	%
Gross profit:
Performance Improvement Solutions	$4,389	37.6%	$2,911	35.0%	$7,433	34.8%	$6,056	35.3%
Nuclear Industry Training and Consulting	628	11.5%	649	15.9%	1,706	14.1%	1,128	13.7%
Consolidated Gross Profit	$5,017	29.3%	$3,560	28.7%	$9,139	27.3%	$7,184	28.3%

Performance Improvement Solutions had gross profit of $4.4 million or 37.6% of segment revenue for the three months ended June 30, 2017, compared to $2.9 million or 35.0% of segment revenue for the three months ended June 30, 2016.

Performance Improvement Solutions had gross profit of $7.4 million or 34.8% of segment revenue for the six months ended June 30, 2017, compared to gross profit of $6.1 million or 35.3% of segment revenue for the six months ended June 30, 2016.

The minor fluctuations in gross profit percentage for Performance Improvement Solutions for the periods presented normal changes in the mix of projects with different margins.

Nuclear Industry Training and Consulting had gross profit of $0.6 million or 11.5% of segment revenue for the three months ended June 30, 2017, compared to $0.6 million or 15.9% of segment revenue for the three months ended June 30, 2016.

Nuclear Industry Training and Consulting had gross profit of $1.7 million or 14.1% of segment revenue for the six months ended June 30, 2017, compared to gross profit of $1.1 million or 13.7% of segment revenue for the six months ended June 30, 2016.

The decrease in Nuclear Industry Consulting and Training gross profit percent for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, is mainly due to lower margin projects from a major customer.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses totaled $3.8 million in the three months ended June 30, 2017, a 47.2% increase from the $2.6 million for the same period in 2016.  For the six months ended June 30, 2017 and 2016, SG&A expenses totaled $7.4 million and $5.3 million, respectively.  Fluctuations in the components of SG&A spending were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Corporate charges	$2,600	$1,275	$5,042	$3,051
Business development	792	794	1,477	1,577
Facility operation & maintenance ("O&M")	221	266	432	523
Bad debt expense	118	-	118	-
Contingent consideration accretion	43	224	297	155
Other	-	4	-	13
Total	$3,774	$2,563	$7,366	$5,319

Corporate charges increased from $1.3 million for the three months ended June 30, 2016, to $2.6 million for the three month ended June 30, 2017, and increased from $3.1 million for the six months ended June 30, 2016, to $5.0 million for six months ended June 30, 2017. The increase is primarily due to higher stock-based compensation expenses and higher professional fees.

Business development expense decreased slightly for the six months ended June 30, 2017, mainly due to lower headcount.

Facility O&M expenses totaled $221,000 and $266,000 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the facility O&M expenses totaled $432,000 and $523,000, respectively. The decrease in 2017 is mainly due to the sublease of a portion of our Sykesville location.

Bad debt expense totaled $118,000 for the three and six months ended June 30, 2017. We did not record bad debt expense for the three and six months ended June 30, 2016. At June 30, 2017, the Company had approximately $0.3 million in net billed and unbilled pre-petition receivables attributable to Westinghouse. On July 31, 2017, South Carolina Electric and Gas Company announced that it will cease construction of new nuclear plants at the V.C. Summer Nuclear Station, one of the facilities for which the Company has an executory contract with Westinghouse for the provision of simulator software and equipment.  Although there has been no formal rejection of the contract as part of the Westinghouse bankruptcy process, GSE now considers it likely that Westinghouse will  reject the parties' contract pertaining to the V.C. Summer Nuclear Station. Therefore, at June 30, 2017, GSE reserved 100% of accounts receivable, unbilled receivables, and billings in excess related to the V.C. Summer Nuclear Station, resulting in a net bad debt charge of $118,000.

Contingent consideration expense mainly reflected the fair value adjustments related to our November 2014 Hyperspring acquisition. The contingent consideration expenses totaled $43,000 and $224,000 for the three months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, contingent consideration expense totaled $297,000 and $155,000, respectively.

Research and Development Expenses. Research and Development ("R&D") expenses totaled $0.3 million for the three months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, R&D expenses totaled $0.8 million and $0.7 million, respectively.

Restructuring Charges.  There were no restructuring charges during the three months ended June 30, 2017, compared to $0.3 million for the three months ended June 30, 2016.  For the six months ended June 30, 2017 and 2016, restructuring charges totaled $45,000 and $402,000, respectively. The decrease in restructuring charges in 2017 is primarily due to the winding down of the Company's restructuring activities initiated during 2015.

Depreciation.  Depreciation expense totaled $0.1 million for each of the three months ended June 30, 2017 and 2016. For each of the six months ended June 30, 2017 and 2016, depreciation expense totaled $0.2 million.

Amortization of Definite-lived Intangible Assets.  Amortization expense related to definite-lived intangible assets totaled $34,000 and $73,000 for the three months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, amortization expense related to definite-lived intangible assets totaled $98,000 and $146,000, respectively. The decrease in Amortization of Definite-lived Intangible Assets in 2017 is primarily due to lower amortization of customer-related intangible assets that were recorded in conjunction with the Hyperspring acquisition in 2014.

Gain (Loss) on Derivative Instruments, Net.  The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables.  As of June 30, 2017, the Company had foreign exchange contracts outstanding of approximately 212.5 million Japanese Yen, 0.2 million Euro and 0.4 million Australian Dollars at fixed rates.  The contracts expire on various dates through December 2018.  The Company has not designated the contracts as cash flow hedges and has recognized a gain on the change in the estimated fair value of the contracts of $157,000 and $71,000 for the three and six months ended June 30, 2017, respectively.

As of June 30, 2016, the Company had foreign exchange contracts outstanding of approximately 24.4 million Japanese Yen,  1.6 million Euro, 0.9 million Australian Dollars, 0.5 million Canadian Dollars, and 0.2 million Pounds Sterling at fixed rates.  The contracts expired on various dates through June 2017.  The Company had not designated the contracts as hedges and had recognized a gain of $6,000 and a loss of $177,000 for the three and six months ended June 30, 2016, respectively.

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts were remeasured into the functional currency using the current exchange rate at the end of the period.  For the three and six months ended June 30, 2017, the Company recognized a gain of $158,000 and $84,000, respectively.  For the three and six months ended June 30, 2016, the Company recognized a loss of $23,000 and a gain of $42,000, respectively.

Other Income (Expense), Net.  For the three and six months ended June 30, 2017, the Company recognized other expense, net, of $34,000 and $37,000, respectively.  For the three months ended June 30, 2016, the Company recognized other expense, net, of $4,000 and for six months ended June 30, 2016, the Company recognized other income, net of $98,000.  During the first quarter of 2016, the Company's Chinese subsidiary received a $101,000 refund of Value Added Tax.

Provision for Income Taxes

Income tax expense was $234,000 and $307,000 with effective income tax rates of 22.1% and 35.4% for the three and six months ended June 30, 2017, respectively.  This is compared to income tax expense of $108,000 and $196,000 with effective income tax rates of 49.3% and 44.0%, for the three and six months ended June 30, 2016, respectively. The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter.  Tax expense in both periods is comprised mainly of foreign income tax expense, Alternative Minimum Tax, state taxes, and deferred tax expense relating to the tax amortization of goodwill. The decrease in the Company's effective tax rate in 2017 is mainly due to the use of the net operating loss carryforwards.

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

The Company has recorded a full valuation allowance for its U.S., U.K., Swedish, and Chinese net deferred tax assets at June 30, 2017.

Critical Accounting Policies and Estimates

In preparing the Company's consolidated financial statements, management makes several estimates and assumptions that affect the Company's reported amounts of assets, liabilities, revenues and expenses.  Those accounting estimates that have the most significant impact on the Company's operating results and place the most significant demands on management's judgment include revenue recognition, allowance for doubtful accounts, impairment of intangible assets, including goodwill, capitalization of computer software development costs, valuation of contingent consideration for business acquisitions, and deferred income tax valuation allowance.  These critical accounting policies and estimates are discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our most recent Annual Report on Form 10-K.  For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates may require adjustment.

Liquidity and Capital Resources

As of June 30, 2017, the Company's cash and cash equivalents totaled $23.5 million compared to $21.7 million at December 31, 2016.

For the six months ended June 30, 2017 and 2016, net cash provided by operating activities was $3.2 million and $1.0 million, respectively.  The year over year increase in cash flows provided by operating activities was primarily driven by increased revenues during 2017, primarily driven by our two largest customers and contributing approximately $2.0 million of additional gross profit.  This additional gross profit was partially offset by higher operating expenses, mainly due to increased headcount and higher professional fees.  Finally, we had net inflows of $0.5 million from changes in net working capital during the six months ended June 30, 2017 compared to net working capital outflows of $0.6 million during the same period in 2016.  This $1.1 million increase in inflows from net working capital primarily reflects net receivables converted to cash due to collections during 2017  from one of our largest customers.

Net cash provided by investing activities totaled $39,000 for the six months ended June 30, 2017, compared to net cash used in investing activities was $9,000 in the prior year. This year-over-year increase in cash flow from investing activities was primarily driven by $100,000 decrease in capitalized software development costs during 2017, partially offset by a $20,000 increase in capital expenditures during 2017 and $31,000  of proceeds received from the sale of equipment in 2016.

For the six months ended June 30, 2017 and 2016, net cash used in financing activities totaled $1.7 million and $1.1 million, respectively. The increase in the cash outflow from financing activities is largely driven by the Company withholding RSUs in order to pay employees' payroll withholding taxes on vested RSUs totaling approximately $0.9 million and a $0.2 million decrease in proceeds received from stock option exercises, partially offset by a $0.6 million decrease in contingent consideration payments to the former Hyperspring owners in 2017.

At June 30, 2017, the Company had cash and cash equivalents of $23.5 million.  The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.

Line of Credit

Citizens Bank

The Company entered into a new three-year, $5.0 million revolving line of credit facility ("RLOC") with Citizens Bank on December 29, 2016, to fund general working capital needs, including acquisitions.  Working capital advances bear interest of one-month LIBOR plus 2.25% per annum and letter of credit fees are 1.25% per annum.  The Company is not required to maintain a restricted cash collateral account at Citizens Bank for outstanding letters of credit and working capital advances.

The maximum availability under the RLOC is subject to a borrowing base equal to 80% of eligible accounts receivable, and is reduced for any issued and outstanding letters of credit and working capital advances.  At June 30, 2017, there were no outstanding borrowings on the RLOC and six letters of credit totaling $1.7 million.  The amount available at June 30, 2017, after consideration of the borrowing base, letters of credit and working capital advances was approximately $2.7 million.

The credit facility agreement is subject to standard financial covenants and reporting requirements. At June 30, 2017, the Company was in compliance with its financial covenants.

BB&T Bank

At June 30, 2017, we had three letters of credit with BB&T totaling $0.9 million, which expired and are pending on release by the bank and customer. At June 30, 2017 and December 31, 2016, the cash collateral account with BB&T totaled $0.9 million and $1.1 million, respectively and were classified as restricted cash on the consolidated balance sheets.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles ("GAAP").  Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other GAAP measures, are useful to investors to evaluate the Company's results because it excludes certain items that are not directly related to the Company's core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies.  This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP.  A reconciliation of non-GAAP EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation G follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$827	$111	$561	$249
Interest income, net	(18)	(13)	(45)	(40)
Provision for income taxes	234	108	307	196
Depreciation and amortization	250	279	507	533
EBITDA	1,293	485	1,330	938
Gain/Loss from the change in fair value of contingent consideration	43	224	297	155
Restructuring charges	-	277	45	402
Stock-based compensation expense	650	241	1,246	488
Consulting support for finance restructuring	-	-	-	78
Westinghouse bankruptcy related expense	122	-	122	-
Adjusted EBITDA	$2,108	$1,227	$3,040	$2,061

Adjusted Net Income and Adjusted EPS Reconciliation (in thousands, except per share amounts)

Adjusted Net Income and adjusted earnings (loss) per share ("adjusted EPS") are not measures of financial performance under GAAP.  Management believes adjusted net income and adjusted EPS, in addition to other GAAP measures, provide meaningful supplemental information regarding our operational performance. Our management uses Adjusted Net Income and other non-GAAP measures to evaluate the performance of our business and make certain operating decisions (e.g., budgeting, planning, employee compensation and resource allocation). This information facilitates management's internal comparisons to our historical operating results as well as to the operating results of our competitors. Since management finds this measure to be useful, we believe that our investors can benefit by evaluating both non-GAAP and GAAP results.  These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP.  A reconciliation of non-GAAP adjusted net income and adjusted EPS to GAAP net income, the most directly comparable GAAP financial measure, is as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$827	$111	$561	$249
Gain/loss from the change in fair value of contingent consideration	43	224	297	155
Restructuring charges	-	277	45	402
Stock-based compensation expense	650	241	1,246	488
Consulting support for finance restructuring	-	-	-	78
Westinghouse bankruptcy related expense	122	-	122	-
Adjusted net income	$1,642	$853	$2,271	$1,372

Earnings per share - diluted	$0.04	$0.01	$0.03	$0.01

Adjusted earnings per share - diluted	$0.08	$0.05	$0.12	$0.08

Weighted average shares outstanding - Diluted	19,561,245	18,262,413	19,471,794	18,194,039

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required of a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness related to certain revenue recognition matters, as described below and in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Remediation Plan

We are committed to the remediation of the identified material weakness, as well as the continued improvement of our overall system of internal control over financial reporting.   We are currently working to remediate the underlying causes of the control deficiencies that led to the identified material weakness.  Our remediation plan includes the following:

·	Documenting policies and procedures to appropriately compile contract information and ensure that such information was properly recorded and reviewed;

·	Documenting review and approval of revenue arrangements to ensure that they were accounted in accordance with applicable U.S. GAAP, including certain software arrangements which lacked VSOE; and

·
Documenting evidence surrounding estimates-to-complete on the Company's fixed price contracts to ensure such estimates were appropriately reviewed and approved to support percentage of completion adjustments.

These additional review procedures and documentation were in place and operating during the quarter ended June 30, 2017, and while believe these controls effectively remediate the identified material weakness, the identified material weakness will not be considered remediated until management has concluded the required level of testing.  As we perform our testing, we may take additional measures or modify our remediation plan.

Changes in Internal Control over Financial Reporting

Except for the implementation of remediation measures described above, there were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

10.1
Employment Agreement between Bahram Meyssami and GSE Systems, Inc. dated as of December 1, 2015. Incorporated herein by reference to Exhibit 10.1 of GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.

10.2
Restricted Share Unit Agreement between Bahram Meyssami and GSE Systems, Inc. dated as of December 1, 2015. Incorporated herein by reference to Exhibit 10.2 of GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.

10.3
Amendment to Restricted Share Unit Agreement between Bahram Meyssami and GSE Systems, Inc. Incorporated herein by reference to Exhibit 10.3 of GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.

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

Date:  August 14, 2017
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)