Form 10-Q
period 2018-03-31
GSE SYSTEMS INC
filed 2018-05-15
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (410) 970-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer",  and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 19,636,973 shares of common stock, with a par value of $0.01 per share outstanding as of April 30, 2018.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,763	$19,111
Restricted cash	647	960
Contract receivables, net	18,757	13,997
Prepaid expenses and other current assets	2,680	2,795
Total current assets	33,847	36,863

Equipment, software, and leasehold improvements	5,102	4,782
Accumulated depreciation	(3,828)	(3,719)
Equipment, software, and leasehold improvements, net	1,274	1,063

Software development costs, net	677	690
Goodwill	8,431	8,431
Intangible assets, net	2,456	2,604
Deferred tax assets	6,336	7,167
Other assets	37	37
Total assets	$53,058	$56,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$557	$1,251
Accrued expenses	3,523	2,276
Accrued compensation	2,975	2,866
Billings in excess of revenue earned	12,592	14,543
Accrued warranty	1,186	1,433
Contingent consideration	-	1,701
Other current liabilities	1,410	1,182
Total current liabilities	22,243	25,252

Other liabilities	1,453	1,931
Total liabilities	23,696	27,183
Commitments and contingencies

Stockholders' equity:
Preferred stock $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $0.01 par value, 30,000,000 shares authorized, 21,215,884 and 21,024,395 shares issued and 19,616,973 and 19,425,484 shares outstanding in 2018 and 2017	212	210
Additional paid-in capital	77,376	76,802
Accumulated deficit	(43,711)	(42,870)
Accumulated other comprehensive loss	(1,516)	(1,471)
Treasury stock at cost, 1,598,911 shares in 2018 and 2017	(2,999)	(2,999)
Total stockholders' equity	29,362	29,672
Total liabilities and stockholders' equity	$53,058	$56,855

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2018	2017

Revenue	$22,895	$16,342
Cost of revenue	17,997	12,220
Gross profit	4,898	4,122

Operating expenses:
Selling, general and administrative	4,527	3,592
Research and development	329	402
Restructuring charges	917	45
Depreciation	103	76
Amortization of definite-lived intangible assets	150	64
Total operating expenses	6,026	4,179

Operating loss	(1,128)	(57)

Interest income, net	22	27
Loss on derivative instruments, net	(156)	(160)
Other income (expense), net	25	(3)
Loss before income taxes	(1,237)	(193)

Provision for income taxes	259	73
Net loss	$(1,496)	$(266)

Basic loss per common share	$(0.08)	$(0.01)

Diluted loss per common share	$(0.08)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Net loss	$(1,496)	$(266)
Foreign currency translation adjustment	(45)	93
Comprehensive loss	$(1,541)	$(173)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2018	21,024	$210	$76,802	$(42,870)	$(1,471)	(1,599)	$(2,999)	$29,672
Cumulative effect of adopting ASC 606	-	-	-	655	-	-	-	655
Stock-based compensation expense	-	-	595	-	-	-	-	595
Common stock issued for options exercised	110	1	56	-	-	-	-	57
Common stock issued for RSUs vested	82	1	(1)	-	-	-	-	-
Vested RSU shares withheld to pay taxes	-	-	(76)	-	-	-	-	(76)
Foreign currency translation adjustment	-	-	-	-	(45)	-	-	(45)
Net loss	-	-	-	(1,496)	-	-	-	(1,496)
Balance, March 31, 2018	21,216	$212	$77,376	$(43,711)	$(1,516)	(1,599)	$(2,999)	$29,362

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,496)	$(266)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	103	76
Amortization of definite-lived intangible assets	150	64
Amortization of capitalized software development costs	118	117
Stock-based compensation expense	627	596
Loss on derivative instruments, net	156	160
Deferred income taxes	(90)	-
Changes in assets and liabilities:
Contract receivables, net	(4,683)	4,937
Prepaid expenses and other assets	(12)	(523)
Accounts payable, accrued compensation, and accrued expenses	647	(1,184)
Billings in excess of revenue earned	(1,127)	(3,279)
Accrued warranty	(75)	67
Other liabilities	154	325
Cash (used in) provided by operating activities	(5,528)	1,090

Cash flows from investing activities:
Capital expenditures	(318)	(44)
Capitalized software development costs	(105)	(29)
Cash used in investing activities	(423)	(73)

Cash flows from financing activities:
Proceeds from issuance of common stock on the exercise of stock options	57	62
Contingent consideration payments to Hyperspring, LLC	(1,701)	(597)
RSUs withheld to pay taxes	(76)	(672)
Cash used in financing activities	(1,720)	(1,207)

Effect of exchange rate changes on cash	10	68
Net decrease in cash, cash equivalents and restricted cash	(7,661)	(122)
Cash, cash equivalents, and restricted cash, beginning balance	20,071	22,887
Cash, cash equivalents, and restricted cash, ending balance	$12,410	$22,765

Cash and cash equivalents, beginning balance	$19,111	$21,747
Restricted cash, beginning balance	960	1,140
Cash, cash equivalents, and restricted cash, beginning balance	$20,071	$22,887

Cash and cash equivalents, ending balance	$11,763	$21,625
Restricted cash, ending balance	647	1,140
Cash, cash equivalents, and restricted cash, ending balance	$12,410	$22,765

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements included herein have been prepared by GSE Systems, Inc. (the Company, GSE, we, us, or our) and are unaudited. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. The results of operations for interim periods are not necessarily an indication of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018.

The Company has two reportable segments as follows:

●	Performance Improvement Solutions (approximately 43% of revenue)

Our Performance Improvement Solutions segment primarily encompasses our technical engineering and power plant high-fidelity simulation solutions and interactive computer based tutorials/simulation focused on the process industry. This segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve: primarily nuclear and fossil fuel power generation, as well as the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. GSE and its predecessors have been providing these services since 1976.

●	Nuclear Industry Training and Consulting (approximately 57% of revenue)

Nuclear Industry Training and Consulting provides highly specialized and skilled nuclear operations instructors, procedure writers, technical engineers, and other consultants to the nuclear power industry. These employees work at our clients' facilities under client direction. Examples of these highly skilled positions are senior reactor operations instructors, procedure writers, project managers, work management specialists, planners and training material developers. This business is managed through the Hyperspring and Absolute subsidiaries. The business model, management focus, margins and other factors clearly separate this business line from the rest of the Company's product and service portfolio. GSE and its predecessors have been providing these services since 1997.

Financial information about the two business segments is provided in Note 18 of the accompanying condensed consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to revenue recognition on contracts with customers, allowance for doubtful accounts, product warranties, valuation of goodwill and intangible assets acquired, valuation of long-lived assets to be disposed of, valuation of contingent consideration issued in business acquisitions, valuation of stock based compensation awards, and the recoverability of deferred tax assets. Actual results could differ from these estimates and those differences could be material.

Revenue recognition

The Company derives its revenue through three broad revenue streams: 1) System Design and Build (SDB), 2) Software, and 3) Training and Consulting services. We recognize revenue from SDB and software contracts mainly through the Performance Improvement Solutions segment and the training and consulting service contracts through both the Performance Improvement Solutions segment and Nuclear Industry Training and Consulting segment.

The SDB contracts are typically fixed-price and consist of initial design, engineering, assembly and installation of training simulators which include hardware, software, labor, and post contract support (PCS) on the software. We generally have two main performance obligations for an SDB contract: the training simulator build and PCS. The training simulator build performance obligation generally includes hardware, software, and labor. The transaction price under the SDB contracts is allocated to each performance obligation based on its standalone selling price. We recognize the training simulator build revenue over the construction and installation period using the cost-to-cost input method as our performance creates or enhances assets with no alternative use to the Company, and we have an enforceable right to payment for performance completed to date. Cost-to-cost input method best measures the progress toward complete satisfaction of the performance obligation. PCS revenue is recognized ratably over the service period, as PCS is deemed as a stand-ready obligation.

In applying the cost-to-cost input method, we use the actual costs incurred to date relative to the total estimated costs to measure the work progress toward the completion of the performance obligation and recognize revenue accordingly. Estimated contract costs are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimates is recognized in the period in which the change is identified. Estimated losses are recognized in the period such losses are identified. Uncertainties inherent in the performance of contracts include labor availability and productivity, material costs, change order scope and pricing, software modification and customer acceptance issues. The reliability of these cost estimates is critical to the Company's revenue recognition as a significant change in the estimates can cause the Company's revenue and related margins to change significantly from the amounts estimated in the early stages of the project.

The SDB contracts generally provide a one to two-year base warranty on the systems. The base warranty will not be accounted for as a separate performance obligation under the contract because it does not provide the customer with a service in addition to the assurance that the completed project complies with agreed-upon specifications. Warranties extended beyond our typical two-year period will be evaluated on a case by case basis to determine if it provides more than just assurance that the product operates as intended, which requires carve-out as a separate performance obligation.

Revenue from the sale of standalone software licenses, which do not require significant modification or customization is recognized upon its delivery to the customer. Delivery is considered to have occurred when the customer receives a copy of the software and is able to use and benefit from the software.

A software license sale contract with multiple deliverables typically includes the following elements: license, installation and training services and PCS. The total transaction price of a software license sale contract is typically fixed, and is allocated to the identified performance obligations based on their relative standalone selling prices. Revenue is recognized as the performance obligations are satisfied. Specifically, license revenue is recognized when the software license is delivered to the customer; installation and training revenue is recognized when the installation and training is completed without regard to a detailed evaluation of the point in time criteria due to the short-term nature of the installation and training services (one to two days on average); and PCS revenue is recognized ratably over the service period, as PCS is deemed as a stand-ready obligation.

The contracts within the training and consulting services revenue stream are primarily time and materials (T&M) based. Under a typical T&M contract, the Company is compensated based on the number of hours of approved time provided by temporary workers and the bill rates which are fixed per type of work, as well as approved expenses incurred. The customers are billed on a regular basis, such as weekly, biweekly or monthly. In accordance with Accounting Standards Codification (ASC) 606-10-55-18, we elected to apply the "right to invoice" practical expedient, under which we recognize revenue in the amount to which we have the right to invoice. The invoice amount represents the number of hours of approved time worked by each temporary worker multiplied by the bill rate for the type of work, as well as approved expenses incurred.

For contracts with multiple performance obligations, we allocate the contract price to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers.

2.	Recent Accounting Pronouncements

Accounting pronouncements recently adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which provides guidance for revenue recognition. Subsequently, the FASB issued a series of updates to the revenue recognition guidance in ASC 606, Revenue from Contracts with Customers (ASC 606). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, the new accounting standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the fiscal year ending December 31, 2018 and interim periods therein.

We adopted ASU 2014-09 and all the related updates (collectively, the new revenue standard) on January 1, 2018 using the modified retrospective transition method. The new revenue standard was applicable to (1) all new contracts entered into after January 1, 2018 and (ii) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment of $0.7 million to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

This adoption primarily affected our software license sales with multiple deliverables, which typically include the following elements: license, installation and training services and PCS. Under the legacy revenue recognition standard, due to the lack of vendor specific objective evidence (VSOE), revenue was recognized ratably over the PCS period. Under the new revenue standard, the total transaction price is allocated to the identified performance obligations based on their relative standalone selling prices, and revenue is recognized as the performance obligations are satisfied.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 is as follows (in thousands):

	Balance at January 1, 2018
	As Reported	Adoption of ASC 606	As Adjusted
Contract receivables, net	$13,997	$(10)	$13,987
Deferred tax assets	7,167	(241)	6,926
Billings in excess of revenue earned	14,543	(906)	13,637
Accumulated deficit	(42,870)	655	(42,215)

The impact of adoption on our consolidated statement of operations and balance sheet was as follows (in thousands):

Income Statement
	For the three months ended March 31, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change
Revenue	$22,895	$22,852	$43
Gross profit	4,898	4,855	43
Provision for income taxes	259	231	(28)
Net loss	(1,496)	(1,511)	15

Balance Sheet
	March 31, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change
Contract receivables, net	$18,757	$18,874	$(117)
Deferred tax assets	6,336	6,605	(269)
Billings in excess of revenue earned	12,592	13,648	(1,056)
Accumulated deficit	(43,711)	(44,381)	670

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The new guidance addresses eight specific cash flow issues and applies to all entities that are required to present a statement of cash flows. ASU 2016-15 was effective for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. We adopted ASU 2016-15 on January 1, 2018, on a retrospective basis. Upon the adoption of ASU 2016-15, cash payments made to settle a contingent consideration liability from an acquisition in excess of the amount recognized at the acquisition date are classified as operating activities, which were previously presented as financing activities. The comparative statement of cash flows has been restated to include only the payments made to settle the contingent liability related to the original amount recognized at the acquisition date in the financing activities; previously, the payment of $254,000 related to fair value adjustment and interest accretion of the contingent liability was included in financing activities.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASU 2016-18). The new guidance applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. This update is intended to reduce diversity in cash flow presentation of restricted cash and restricted cash equivalents and requires entities to include all cash and cash equivalents, both restricted and unrestricted, in the beginning-of-period and end-of-period totals presented on the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2018, on a retrospective basis. As the result of the adoption of ASU 2016-18, we restated the statement of cash flows for the comparative period to include both restricted and unrestricted cash in the beginning-of-period and end-of-period totals, and eliminated the transfers between restricted and unrestricted cash in the statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the definition of a Business, which amends the definition of a business. ASU 2017-01 was effective for acquisitions commencing on or after December 15, 2017, with early adoption permitted. We adopted ASU 2017-01 effective January 1, 2018. ASU 2017-01 will be applied prospectively to acquisitions commencing on or after the effective date.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (ASU 2017-09). The new guidance is intended to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance on ASC 718, Compensation – Stock Compensation. Entities are required to apply modification accounting for any change to an award, except for a change that is deemed to be purely administrative in nature. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in ASC 718. The amendments in this update were effective for all entities and for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We adopted ASU 2017-09 effective January 1, 2018, on a prospective basis. The adoption of this standard did not have a significant impact to our financial statements or financial statement disclosures.

Accounting pronouncements not yet adopted

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including, but not limited to, trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The new guidance also modifies the impairment model for available-for-sale debt securities and requires the entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. The standard also indicates that entities may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company's consolidated financial position, results of operations and cash flows.

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

The number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three months ended
	March 31,
	2018	2017
Numerator:
Net loss	$(1,496)	$(266)

Denominator:
Weighted-average shares outstanding for basic loss per share	19,514,385	19,094,382

Effect of dilutive securities:
Stock options and restricted stock units	-	-

Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	19,514,385	19,094,382

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	763,200	564,833

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

The fair value of the assets acquired includes gross trade receivables of $5.1 million, which was collected in full after acquisition. GSE did not acquire any other class of receivable as a result of the acquisition of Absolute.

The Company identified $2.6 million of other intangible assets, including customer relationships and trademarks/names, with amortization periods of three to 10 years. The following table summarizes the fair value of intangible assets acquired at the date of acquisition and the related weighted average amortization period:

Intangible Assets	Weighted average amortization period	Fair Value
	(in years)	(in thousands)
Customer relationships	10	$1,856
Trademarks/Names	3	713
Total		$2,569

5. Restructuring Activities

On December 27, 2017, the board of GSE Systems, Inc. approved an international restructuring plan to streamline and optimize the Company's global operations. Beginning in December 2017, GSE has been in the process of consolidating its engineering services and R&D activities to Maryland and ceasing an unprofitable non-core business in the U.K. As a result, the Company will be closing its offices in Nyköping, Sweden; Chennai, India; and Stockton-on-Tees, UK. These actions are designed to improve Company productivity by eliminating duplicate employee functions and increasing GSE's focus on its core business, improving efficiency and maintaining the full range of engineering capabilities while reducing costs and organizational complexity.

GSE expects to eliminate approximately 40 positions due to these changes, primarily in Europe and India, and will undertake other cost-savings measures. The restructuring plan is expected to be completed in 2018. As a result of these efforts, GSE expects to record a restructuring charge of approximately $1.8 million, primarily related to workforce reductions, contract termination costs and asset write-offs due to the exit activities. As of March 31, 2018, we had recorded a restructuring charge of $1.7 million. The amounts to be transferred from cumulative translation adjustments and included in determining net income for the period, in which the liquidation of these foreign entities are completed, are not included in the estimated total amount of restructuring charge. We expect to record the remaining charges and the translation adjustments by the end of 2018.

The following tables summarize the restructuring costs and restructuring liabilities:

(in thousands)
	March 31, 2018
	Total Expected Costs	Costs Incurred to Date	Expected Costs Remaining
Employee termination benefits	$736	$729	$7
Lease termination costs	555	519	36
Assets write-offs/impairment	222	222	-
Other restructuring costs	272	180	92
Total Restructuring costs	$1,785	$1,650	$135

The restructuring costs related to our Performance Improvement Solutions segment and are included in the consolidated statement of operations within the "Restructuring charges" line caption.

	Employee termination benefits	Lease termination costs	Other Restructuring costs	Total
Balance as of January 1, 2018	$465	$-	$33	$498
Accruals	264	519	134	917
Payments	(406)	-	(5)	(411)
Currency translation and other adjustments	1	119	-	120
Balance as of March 31, 2018	$324	$638	$162	$1,124

The accrued employee termination benefits were included in "accrued compensation" line, and the accrued lease termination costs and other restructuring costs were included in "accrued expenses" in the consolidated balance sheets.

6.	Contingent Consideration

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

As of December 31, 2017, the remaining contingent consideration, related to our acquisition of Hyperspring in 2014 was $1.7 million, all of which was paid in January 2018. There was no contingent liability as of March 31, 2018.

7.	Contract Receivables

Contract receivables represent the Company's unconditional rights to considerations due from a broad base of both domestic and international customers. All contract receivables are considered to be collectible within twelve months.

The components of contract receivables are as follows:

(in thousands)	March 31,	December 31,
	2018	2017

Billed receivables	$10,823	$8,154
Unbilled receivables	8,071	5,980
Allowance for doubtful accounts	(137)	(137)
Total contract receivables, net	$18,757	$13,997

During April 2018, the Company invoiced $2.8 million of the unbilled amounts related to the balance at March 31, 2018.

As of March 31, 2018 and December 31, 2017, the Company had one customer that accounted for 25.8% and 26.7%, respectively, of its consolidated contract receivables.

8.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31,	December 31,
	2018	2017

Inventory	$733	$755
Income taxes receivable	363	418
Prepaid expenses	628	549
Other current assets	956	1,073
Total prepaid expenses and other current assets	$2,680	$2,795

At March 31, 2018 and December 31, 2017, prepaid expenses and other current assets are comprised primarily of inventory and other current assets. Inventory is being purchased to support the construction of three major nuclear simulation projects related to a significant contract that was executed during the first quarter of 2016. Inventory is recorded at the lower of cost or net realizable value in accordance with ASC 330, Inventory. Other current assets primarily includes value-added tax receivables and cash deposited in a Swedish tax account.

9.	Software Development Costs, Net

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

Software development costs capitalized were approximately $105,000 and $29,000 for the three months ended March 31, 2018 and 2017, respectively.  Total amortization expense was approximately $118,000 and $117,000 for the three months ended March 31, 2018 and 2017, respectively.

10.	Goodwill and Intangible Assets

The Company's intangible assets include amounts recognized in connection with business acquisitions, including customer relationships, trade names, non-compete agreements, and contract backlog.

The Company reviews goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company tests goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. After the acquisition of Hyperspring on November 14, 2014, the Company determined that it had two reporting units, which are the same as our two operating segments: (i) Performance Improvement Solutions; and (ii) Nuclear Industry Training and Consulting (which includes Hyperspring and Absolute).  As of March 31, 2018, and December 31, 2017, goodwill of $8.4 million related to the Nuclear Industry Training and Consulting segment. No events or circumstances occurred during the current reporting period that would indicate impairment of such goodwill.

Amortization of intangible assets other than goodwill is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contract backlog and customer relationships which are recognized in proportion to the related projected revenue streams. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. The Company does not have any intangible assets with indefinite useful lives, other than goodwill. There were no indications of impairment of intangible assets during the current reporting period.

11.	Fair Value of Financial Instruments

ASC 820, Fair Value Measurement (ASC 820), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

At March 31, 2018, and December 31, 2017, the Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate fair value based upon their short-term nature.

For the three months ended March 31, 2018, the Company did not have any transfers between fair value Level 1, Level 2 or Level 3.  The Company did not hold any non-financial assets or non-financial liabilities subject to fair value measurements on a recurring basis at March 31, 2018.

The following table presents assets and liabilities measured at fair value at March 31, 2018:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$2,780	$-	$-	$2,780
Foreign exchange contracts	-	83	-	83
Total assets	$2,780	$83	$-	$2,863

Liability awards	-	(272)	-	(272)
Total liabilities	$-	$(272)	$-	$(272)

Money market funds at both March 31, 2018 and December 31, 2017 are included in cash and cash equivalents in the respective consolidated balance sheets.

The following table presents assets and liabilities measured at fair value at December 31, 2017:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$3,240	$-	$-	$3,240
Foreign exchange contracts	-	201	-	201
Total assets	$3,240	$201	$-	$3,441

Liability awards	-	(242)	-	(242)
Contingent consideration	-	-	(1,701)	(1,701)
Total liabilities	$-	$(242)	$(1,701)	$(1,943)

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the three months ended March 31, 2018:

(in thousands)

Balance, January 1, 2018	$1,701
Payments made on contingent liabilities	(1,701)
Change in fair value	-
Balance, March 31, 2018	$-

12.	Derivative Instruments

The Company utilizes forward foreign currency exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates and minimize credit exposure by limiting counterparties to nationally recognized financial institutions.

As of March 31, 2018, the Company had foreign exchange contracts outstanding of approximately 162.5 million Japanese Yen and 0.2 million Australian Dollars at fixed rates. The contracts expire on various dates through December 2018. At December 31, 2017, the Company had contracts outstanding of approximately 162.5 million Japanese Yen, 24,000 Euro, and 0.2 million Australian Dollars at fixed rates.

The Company has not designated the foreign exchange contracts as hedges and recorded the estimated net fair values of the contracts on the consolidated balance sheets as follows:

	March 31,	December 31,
(in thousands)	2018	2017

Asset derivatives
Prepaid expenses and other current assets	$83	$201
Net fair value	$83	$201

The changes in the fair value of the foreign exchange contracts are included in loss on derivative instruments, net, in the consolidated statements of operations.

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

For the three months ended March 31, 2018 and 2017, the Company recognized a net loss on its derivative instruments as outlined below:

	Three months ended March 31,
(in thousands)	2018	2017

Foreign exchange contracts - change in fair value	$(118)	$(86)
Remeasurement of related contract receivables, and billings in excess of revenue earned	(38)	(74)
Loss on derivative instruments, net	$(156)	$(160)

13.	Stock-Based Compensation

The Company recognizes stock-based compensation expense for all equity-based awards issued to employees, directors and non-employees that are expected to vest.  Stock-based compensation expense is based on the fair value of awards as of the grant date.  The Company recognized $595,000 and $614,000 of stock-based compensation expense related to equity awards for the three months ended March 31, 2018 and 2017, respectively, under the fair value method. In addition to the stock-based compensation expense recognized, the Company also recognized $32,000 and $(18,000) of expense related to the change in the fair value of cash-settled restricted stock units (RSUs) during the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, the Company granted 210,092 time-based RSUs to employees with an aggregate fair value of $682,799. During the three months ended March 31, 2017, the Company granted 223,802 time-based RSUs to employees with an aggregate fair value of $783,000. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters and the remainder vest annually in equal amounts over the course of three years. The fair value of the time-based RSUs is expensed ratably over the requisite service period, which ranges from one to three years.

During the three months ended March 31, 2018 and 2017, the Company did not grant performance-based RSUs or stock options.

14.	Debt

Line of Credit

Citizens Bank

The Company entered into a three-year, $5.0 million revolving line of credit facility (RLOC) with Citizens Bank on December 29, 2016, to fund general working capital needs. Working capital advances bear interest of one-month LIBOR plus 2.25% per annum and letter of credit fees are 1.25% per annum. The Company is not required to maintain a restricted cash collateral account at Citizens Bank for outstanding letters of credit and working capital advances.

The maximum availability under the RLOC is subject to a borrowing base equal to 80% of eligible accounts receivable, and is reduced for any issued and outstanding letters of credit and working capital advances.  At March 31, 2018, there were no outstanding borrowings on the RLOC and two letters of credit totaling $0.7 million. The amount available at March 31, 2018, after consideration of the borrowing base, letters of credit and working capital advances was approximately $4.3 million.

The credit facility agreement is subject to standard financial covenants and reporting requirements. At March 31, 2018, the Company was in compliance with its financial covenants.

BB&T Bank

At March 31, 2018, the Company had two letters of credit with BB&T totaling $0.6 million, which have expired and are pending release by the bank and customer.  At March 31, 2018 and December 31, 2017, the cash collateral account with BB&T totaled $0.6 million and $1.0 million, respectively. The balances were classified as restricted cash on the consolidated balance sheets.

15.	Product Warranty

The Company accrues for estimated warranty costs at the time the related revenue is recognized based on historical experience and projected claims. The Company's SDB contracts generally provide a one to two-year base warranty on the systems. The portion of the warranty provision expected to be incurred within 12 months is classified as current within accrued warranty and totals $1.2 million, while the remaining $0.7 million is classified as long-term within other liabilities. The activity in the accrued warranty accounts is as follows:

(in thousands)

Balance, January 1, 2018	$1,953
Current period provision	28
Current period claims	(103)
Currency adjustment	5
Balance at March 31, 2018	$1,883

16.	Revenue

We generate revenue primarily through three broad revenue streams: 1) SDB, 2) Software, and 3) Training and Consulting Services. We recognize revenue from SDB and software contracts mainly through the Performance Improvement Solutions segment and the training and consulting service contracts through both the Performance Improvement Solutions segment and Nuclear Industry Training and Consulting segment.

The following table represents a disaggregation of revenue by type of goods or services for the three months ended March 31, 2018 and 2017, along with the reportable segment for each category:

(in thousands)	Three Months Ended March 31,
	2018	2017(1)
Performance Improvement Solutions
System Design and Build	$7,495	$7,319
Software	869	456
Training and Consulting Services	1,537	1,895

Nuclear Industry Training and Consulting
Training and Consulting Services	12,994	6,672

Total revenue	$22,895	$16,342

(1) Prior period amounts have not been adjusted under the modified retrospective transition method for the adoption of ASC 606.

SDB contracts are typically fixed-priced, and we receive payments based on a billing schedule as established in our contracts. The transaction price for software contracts is generally fixed. Fees for software are normally due in advance of or shortly after delivery of the software. Fees for PCS are normally paid in advance of the service period. For Training and Consulting Services, the customers are generally billed on a regular basis, such as weekly, biweekly or monthly, for services provided. Contract liability, which we classify as billing in excess of revenue earned, relates to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied.

The following table reflects the balance of contract liabilities and the revenue recognized in the reporting period that was included in the contract liabilities from contracts with customers:

(in thousands)
	March 31, 2018	December 31, 2017
Billings in excess of revenue earned (BIE)	$12,592	$14,543
Revenue recognized in the period from amounts included in BIE at the beginning of the period	$5,115	N/A

For an SDB contract, we generally have two main performance obligations: the training simulator build and PCS. The training simulator build generally includes hardware, software, and labor. We recognize the training simulator build revenue over the construction and installation period using the cost-to-cost input method. In applying the cost-to-cost input method, we use the actual costs incurred to date relative to the total estimated costs to measure the work progress toward the completion of the performance obligation and recognize revenue accordingly. Estimated contract costs are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimates is recognized in the period in which the change is identified. Estimated losses are recognized in the period such losses are identified. Uncertainties inherent in the performance of contracts include labor availability and productivity, material costs, change order scope and pricing, software modification and customer acceptance issues. The reliability of these cost estimates is critical to the Company's revenue recognition as a significant change in the estimates can cause the Company's revenue and related margins to change significantly from the amounts estimated in the early stages of the project.

For the three months ended March 31, 2018, the Company did not recognize significant revenue related to performance obligations satisfied in previous periods.
As of March 31, 2018, the aggregate amount of transaction price allocated to the remaining performance obligations of SDB and Software contracts is $35.6 million. The Company will recognize the revenue as the performance obligations are satisfied, which is expected to occur over the next 12 months.

Training and consulting services contracts are primarily T&M based. Under a typical T&M contract, the Company is compensated based on the number of hours of approved time provided by temporary workers and the bill rates, which are fixed per type of work, as well as approved expenses incurred. As part of our adoption of ASU 2014-09, we have elected to use the optional exemption under ASC 606-10-50-14(b), pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations under such contracts and when we expect to recognize the revenue.

17.	Income Taxes

The following table presents the provision for income taxes and the effective tax rates:

	Three months ended March 31,
($ in thousands)	2018	2017

Provision for income taxes	$259	$73
Effective tax rate	(20.9%)	(37.8%)

The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. Tax expense in 2018 is comprised mainly of federal income tax expense, foreign income tax expense, and state taxes. Tax expense in 2017 is comprised mainly of foreign income tax expense, Alternative Minimum Tax, state taxes, and deferred tax expense relating to the tax amortization of goodwill.

Our effective tax rate was (20.9%) for the three months ended March 31, 2018. The difference in our effective tax rate and the U.S. statutory federal income tax rate of 21% was primarily due to our China subsidiary which had a taxable income for the three months ended March 31, 2018 and the accruals related to uncertain tax positions for certain foreign tax contingencies.

Because of its net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from the year 1997 and forward. The Company is subject to foreign tax examinations by tax authorities for years 2011 forward for Sweden, 2014 forward for China, and 2015 forward for both India and the UK.

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

The Company recognizes deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. The Company has evaluated all positive and negative evidence and determined that it will continue to assess a full valuation allowance on its Swedish and U.K. net deferred assets as of March 31, 2018. The Company has determined that it is more likely than not that it will realize the benefits of its deferred taxes in the U.S, China, and India.

The Company recognizes the tax on GILTI as a period cost in the period the tax is incurred. Under this policy, we have not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.

The Company has made an entity classification (CTB) election to treat GSE UK as a disregarded entity effective January 1, 2018. Therefore, as of January 1, 2018, GSE UK is treated as a branch of the US for tax purposes. Accordingly, GSE UK's 2018 first quarter activity has been included in the US Company's income tax provision.

18.	Segment Information

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

The Nuclear Industry Training and Consulting segment provides specialized workforce solutions primarily to the nuclear industry, working at clients' facilities. This business is managed through our Hyperspring and Absolute subsidiaries. The business model, management focus, margins and other factors clearly separate this business line from the rest of the GSE product and service portfolio.
The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income taxes:

(in thousands)	Three months ended
	March 31,
	2018	2017
Revenue:
Performance Improvement Solutions	$9,901	$9,670
Nuclear Industry Training and Consulting	12,994	6,672
	$22,895	$16,342

Operating income:
Performance Improvement Solutions	$(790)	$(110)
Nuclear Industry Training and Consulting	(338)	307
Change in fair value of contingent consideration, net	-	(254)
Operating loss	(1,128)	(57)

Interest income, net	22	27
Loss on derivative instruments, net	(156)	(160)
Other income (expense), net	25	(3)
Loss before income taxes	$(1,237)	$(193)

Effective January 2018, and due to the acquisition of Absolute, the Performance Improvement Solutions allocated corporate overhead to the Nuclear Industry Training and Consulting segment. For the three months ended March 31, 2018 and 2017, a total of $1.2 million and $0.6 million of corporate overhead, respectively, was allocated to Nuclear Industry Training and Consulting segment. Prior period amounts were reclassified to reflect the change.

19.	Subsequent Events

On May 14, 2018, we announced that the Company acquired True North Consulting, LLC (True North) on May 11, 2018, a leading provider of specialty engineering solutions to the nuclear power industry. Founded in 1999 in Montrose, Colorado, True North generated revenue of approximately $11 million for the year ended December 31, 2017, of which over 85% came from the nuclear power industry. True North employs roughly 60 full-time and part-time professionals with expertise in areas such as in-service testing for engineering programs focused on ASME OM code including Appendix J, balance of plant programs, thermal performance, in-service inspection for specialty engineering including ASME Section XI and software solutions.

The Company acquired True North for approximately $9.8 million in cash, consisting of approximately $8.3 million paid at close and approximately $1.5 million held in escrow for indemnity and leadership retention purposes. The transaction closed on May 11, 2018. Due to the timing and complexity of the acquisition, the Company had not completed the purchase accounting for the acquisition on the report issuance date.

On May 11, 2018, the Company entered into an amended and restated credit agreement with Citizen's Bank, consisting of a five-year $5 million revolving line of credit and a five-year $25 million delayed draw term loan facility to fund acquisitions approved by the Lender. We drew down approximately $10.3 million to fund the acquisition of True North. Interest is based on a LIBOR spread of 200 to 275 basis points, depending on pre-defined leverage thresholds defined in the agreement.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GSE is a world leader in real-time high-fidelity simulation, and provides a wide range of simulation, consulting, training, and engineering solutions to the global power and process industries. We provide customers with simulation, engineering and plant services that help clients reduce risks associated with operating their plants, increase revenue through improved plant and employee performance, and lower costs through improved operational efficiency. In addition, we provide professional services that systematically help clients fill key vacancies in the organization on a short-term basis, primarily in procedures, engineering, technical support, and training focused on regulatory compliance and certification in the nuclear power industry. Our operations also include interactive computer-based tutorials and simulation software for the refining, chemical, and petrochemical industries.

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

Performance Improvement Solutions (approximately 43% of revenue)

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

Nuclear Industry Training and Consulting (approximately 57% of revenue)

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

In January 2011, we acquired a software company called EnVision Systems Inc., which provided interactive multi-media tutorials and simulation models, primarily to the process industries. We have integrated the technology assets from this acquisition and expanded the firm's application to other industries, and we intend to repeat this successful process. In November 2014, we acquired Hyperspring, which enabled GSE to offer highly skilled nuclear operations and consulting personnel with unique know-how to our client base of nuclear power plants. This deepened our relationship with existing clients and won business for us at new client sites in the nuclear industry. This acquisition has proven to be synergistic, enabling cross selling domestically, and in 2015, the expansion of these offerings to international customers for the first time. In September 2017, we acquired Absolute, a provider of technical consulting and staffing solutions to the global nuclear power industry, located in Navarre, Florida and on May 11, we acquired True North Consulting, LLC, a leading provider of specialty engineering solutions to the nuclear power industry, located in Montrose, Colorado.  The acquisitions of Absolute and True North are expected to strengthen the Company's global leadership in the nuclear services area. The acquisitions add new capabilities to the GSE solution offering, and bring new highly complementary customers to GSE while deepening GSE relationships with existing clients. The acquisitions of Absolute and True North are a significant proof point of the thesis that GSE is a compelling platform for consolidating a fragmented vendor ecosystem for nuclear power. The acquisitions adds significant scale and focus to the business, while positioning GSE as a "go to" provider of technical and consulting solutions to the power industry, in particular nuclear power.

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

Employees.  As of March 31, 2018, we had approximately 447 employees, which includes approximately 160 in our Performance Improvement segment and 287 in our Nuclear Industry Training and Consulting segment. We have approximately 100 licensed engineers and other advanced degreed professionals. To date, we have been able to locate and engage highly qualified employees as needed and we expect our growth efforts to be addressed through attracting top talent.

Backlog.  As of March 31, 2018, we had approximately $72.4 million of total gross revenue backlog, which included $41.5 million of Performance Improvement Solutions backlog and $30.9 million of Nuclear Industry Training and Consulting backlog. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client.  We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

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

Nuclear Industry Training and Consulting

As our customers' experienced staff retire, access to experts that can help operate and train existing and new employees in how to operate their plants is essential to ensure safe ongoing plant operations. In addition, operating and training needs change over time and sometimes our clients require fixed priced discrete projects or specialized courses in contrast to straight staff augmentation. The industry needs operating personnel, including procedure writers, engineers, operators and instructors who can step in and use as well as update the client's operating methods, procedures, training material and more. Finding technical professionals and instructors, who know the subject, can perform the work or teach it to others and can adapt to the client's culture, is critical. GSE provides qualified professionals, instructors and turnkey projects/courses that work within the client's system and complement the operating or training methods they already have in place. Examples of our training program courses include senior reactor operator certification, generic fundamentals training, and simulation supervisor training. In addition, we also provide expert support through consulting or turnkey projects for procedure writing, technical engineers, project managers, training material upgrade and development, outage execution, planning and scheduling, corrective actions programs, and equipment reliability.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue. Effective January 1, 2018, we adopted ASU 2014-09 which is the new revenue standard. The comparative period revenue has not been restated and continues to be reported under the accounting standards in effect for those periods.

(in thousands)	Three months ended March 31,
	2018	%	2017	%
Revenue	$22,895	100.0%	$16,342	100.0%
Cost of revenue	17,997	78.6%	12,220	74.8%

Gross profit	4,898	21.4%	4,122	25.2%
Operating expenses:
Selling, general and administrative	4,527	19.8%	3,592	22.0%
Research and development	329	1.4%	402	2.4%
Restructuring charges	917	4.0%	45	0.3%
Depreciation	103	0.4%	76	0.5%
Amortization of definite-lived intangible assets	150	0.7%	64	0.4%
Total operating expenses	6,026	26.3%	4,179	25.6%

Operating loss	(1,128)	(4.9)%	(57)	(0.4)%

Interest income, net	22	0.1%	27	0.2%
Loss on derivative instruments, net	(156)	(0.7)%	(160)	(1.0)%
Other income (expense), net	25	0.1%	(3)	0.0%

Loss before income taxes	(1,237)	(5.4)%	(193)	(1.2)%

Provision for income taxes	259	1.1%	73	0.4%

Net loss	$(1,496)	(6.5)%	$(266)	(1.6)%

Results of Operations - three months ended March 31, 2018 versus three months ended March 31, 2017

Revenue.  Revenue for the three months ended March 31, 2018 totaled $22.9 million, which was 40.1% greater than the $16.3 million of revenue for the three months ended March 31, 2017. The year over year increase in revenue was primarily driven by the respective increases in the two segments listed below:
(in thousands)	Three months ended
	March 31,
	2018	2017

Revenue:
Performance Improvement Solutions	$9,901	$9,670
Nuclear Industry Training and Consulting	12,994	6,672
Total revenue	$22,895	$16,342

Performance Improvement Solutions revenue increased 2.4% to $9.9 million for the three months ended March 31, 2018 from $9.7 million for the three months ended March 31, 2017. The change was mainly driven by an increase of $0.4 million due to more work performed for some major projects, which was partially offset by a decrease of $0.2 million from international subsidiaries as a result of the winding down of our international subsidiaries. We recorded total Performance Improvement Solutions orders of $5.9 million and $4.9 million for the three months ended March 31, 2018 and 2017, respectively.

Nuclear Industry Training and Consulting revenue increased 94.8% to $13.0 million for the three months ended March 31, 2018 from $6.7 million for the three months ended March 31, 2017.  The increase was primarily due to the acquisition of Absolute, which contributed $7.4 million to the current period revenue. The increase was partially offset by a decrease of $1.1 million from Hyperspring due to lower staff augmentation needs from two major customers. Nuclear Industry Training and Consulting orders totaled $18.8 million, with $9.7 million attributable to Absolute, and $14.9 million for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, backlog was $72.4 million: $41.5 million for the Performance Improvement Solutions segment and $30.9 million for Nuclear Industry Training and Consulting. At December 31, 2017, the Company's backlog was $71.4 million: $46.3 million for the Performance Improvement Solutions segment and $25.1 million for Nuclear Industry Training and Consulting.

Gross profit. Gross profit was $4.9 million, or 21.4%, for the three months ended March 31, 2018, compared to $4.1 million, or 25.2% for the same period in 2017.

(in thousands)	Three months ended
	March 31,
	2018	%	2017	%
Gross profit:
Performance Improvement Solutions	$3,251	32.8%	$3,044	31.5%
Nuclear Industry Training and Consulting	1,647	12.7%	1,078	16.2%
Total gross profit	$4,898	21.4%	$4,122	25.2%
The increase in gross margin percentage for Performance Improvement Solutions for the three months ended March 31, 2018 as compared to the same period in 2017 was mainly due to increased software sales which generally have a higher gross margin percentage than SDB sales. For the three months ended March 31, 2018 and 2017, our software sales accounted for 9% and 5% of the segment revenue, respectively.

The decrease in gross profit margin during 2018 for Nuclear Industry Training and Consulting was primarily driven by lower margin from Absolute projects. For the three months ended March 31, 2018, Absolute contributed 57.1% of the segment revenue with a gross profit margin of 11.2%.

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses totaled $4.5 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively. Fluctuations in the components of SG&A spending were as follows:

($ in thousands)	Three months ended
	March 31,
	2018	%	2017	%
Selling, general and administrative expenses:
Corporate charges	$3,337	73.7%	$2,442	68.0%
Business development expenses	918	20.3%	685	19.0%
Facility operation & maintenance (O&M)	271	6.0%	211	5.9%
Contingent consideration accretion	-	0.0%	254	7.1%
Others	1	0.0%	-	0.0%
Total	$4,527	100.0%	$3,592	100.0%

Corporate charges increased $0.9 million primarily due to $0.3 million of higher bonus expense mainly due to a new post earnout bonus plan in 2018 for certain Hyperspring employees, $0.3 million of higher one-time professional fees associated with the adoption of the new revenue standard (ASC 606) and the impact of the Tax Cuts and Jobs Act and $0.2 million of general administrative expenses attributable to Absolute, which was acquired in September 2017.

The increase in business development expenses was primarily due to the acquisition of Absolute.

Contingent consideration accretion mainly represented fair value adjustments of the contingent consideration liability related to our 2014 Hyperspring acquisition. The earnout period expired in November 2017, and the final payment was made in January 2018, therefore no contingent consideration adjustment was recorded for the current period.

Research and development.  Research and development costs consist primarily of software engineering personnel and other related costs.  Research and development costs, net of capitalized software, totaled $329,000 and $402,000 for the three months ended March 31, 2018 and 2017, respectively. Before capitalization of software development costs, research and development totaled $434,000 and $431,000 for three months ended March 31, 2018 and 2017, respectively.

Restructuring charges. On December 27, 2017, the Board of GSE Systems, Inc. approved an international restructuring plan to streamline and optimize the Company's global operations and we announced we expected restructuring charges to total $1.8 million, excluding any tax impacts and cumulative translation adjustments. We recorded $0.7 million in the fourth quarter of 2017. For the three months ended March 31, 2018, restructuring charges totaled $0.9 million, including severance expense of $0.3 million, lease termination costs of $0.5 million and other costs of $0.1 million. As of March 31, 2018, we had recorded accumulated restructuring charges of $1.7 million, and we expect to record the remaining restructuring charges of approximately $0.1 million by the end of June 2018. These restructuring charges exclude cumulative translation adjustment losses of approximately $1.4 million, assuming currency rates at March 31, 2018, and will be recorded as a charge against net income upon liquidation of the respective foreign subsidiaries. We also expect to recognize tax benefits related to the liquidation of these subsidiaries that may offset the majority of the currency translation adjustment losses. Under the restructuring plan, the Company expects a total of $1.6 million cash outflow in 2018, which primarily includes severance expense, facility closing costs, and other restructuring costs. For the three months ended March 31, 2017, we recorded restructuring charges of $45,000, which represented true-up adjustments related to the restructuring plan initiated in 2015.

Depreciation. Depreciation expense totaled $103,000 and $76,000 for the three months ended March 31, 2018 and 2017, respectively. The increase in 2018 was primarily attributable to our acquisition of Absolute.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $150,000 and $64,000 for the three months ended March 31, 2018, and 2017, respectively. Amortization expense increased $118,000 due to our acquisition of Absolute. The increase in amortization was partially offset by lower amortization of customer-related intangible assets that were recorded when we acquired Hyperspring in 2014.

Loss on derivative instruments, net. Loss on derivative instruments relates to the Company's foreign exchange contracts and remeasurement of foreign currency-denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals. These amounts are remeasured into the functional currency using the current exchange rate at the end of the period. For the three months ended March 31, 2018, we recognized a loss of $118,000 on the change in fair value of foreign exchange contracts, and a loss of $38,000 from the remeasurement of contract receivables, billings in excess of revenue earned and subcontractor accruals. For the three months ended March 31, 2017, we recognized a loss of $86,000 on the change in fair value of foreign exchange contracts, and a loss of $74,000 from the remeasurement of contract receivables, billings in excess of revenue earned and subcontractor accruals.

Other (expense) income, net.  The Company recognized $25,000 of other income, net and $3,000 of other expense, net for the three months ended March 31, 2018 and 2017, respectively.

Provision for income taxes.  Income tax expense was $259,000, or an effective income tax rate of (20.9%), for the three months ended March 31, 2018, compared to $73,000, or an effective income tax rate of (37.8%), for the three months ended March 31, 2017. The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. Tax expense in 2018 is comprised mainly of federal income tax expense, foreign income tax expense, and state taxes. Tax expense in 2017 is comprised mainly of foreign income tax expense, Alternative Minimum Tax, state taxes, and deferred tax expense relating to the tax amortization of goodwill.

The difference in our effective tax rate and the U.S. statutory federal income tax rate of 21% was primarily due to our China subsidiary which had taxable income for the three months ended March 31, 2018 and the accruals related to uncertain tax positions for certain foreign tax contingencies.

Because of its net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from the year 1997 and forward. The Company is subject to foreign tax examinations by tax authorities for years 2011 forward for Sweden, 2014 forward for China, and 2015 forward for both India and the UK.

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

The Company has recorded full valuation allowance for its U.K. and Swedish net deferred tax assets at March 31, 2018.

Critical Accounting Policies and Estimates

In preparing the Company's consolidated financial statements, management makes several estimates and assumptions that affect the Company's reported amounts of assets, liabilities, revenues and expenses. The Company's most significant estimates relate to revenue recognition on contracts with customers, allowance for doubtful accounts, product warranties, valuation of goodwill and intangible assets acquired, valuation of long-lived assets to be disposed of, valuation of contingent consideration issued in business acquisitions, valuation of stock based compensation awards, and the recoverability of deferred tax assets. These critical accounting policies and estimates are discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our most recent Annual Report on Form 10-K. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates may require adjustment.

Liquidity and Capital Resources

As of March 31, 2018, the Company's cash, cash equivalents and restricted cash totaled $12.4 million compared to $20.1 million at December 31, 2017.

For the three months ended March 31, 2018 and 2017, net cash (used in) provided by operating activities was $(5.5) million and $1.1 million, respectively. The year over year change of $6.6 million in cash flows (used in) provided by operating activities was primarily driven by the change in contract receivables, billing in excess of revenue earned and accounts payable and accrued expenses, which was mainly due to timing differences of cash collections and payments. The majority of the cash outflows from operations was due to a significant increase in our contract receivables and unbilled revenues during the first quarter of 2018. These contract receivables and unbilled revenues related to a limited number of our larger customers, and the majority were billed or collected during April and May of 2018.

Net cash used in investing activities totaled $0.4 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash outflow in 2018 was primarily due to $0.3 million increase in lease improvements and furniture and fixtures as we entered into a new lease agreement in December 2017 and relocated most of our corporate functions, including finance, legal, and R&D to a new office in Columbia, Maryland in March 2018.

For the three months ended March 31, 2018 and 2017, net cash used in financing activities totaled $1.7 million and $1.2 million, respectively. The increase in the cash outflow from financing activities is largely driven by the increase of $1.1 million in contingent consideration payments to the former Hyperspring owners as we paid off the earnout, which was partially offset by a decrease of $0.6 million in the Company's withholding of RSUs in order to pay employees' payroll withholding taxes on vested RSUs.

At March 31, 2018, the Company had cash, cash equivalents and restricted cash of $12.4 million. The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.

Line of Credit

Citizens Bank

The Company entered into a three-year, $5.0 million revolving line of credit facility (RLOC) with Citizens Bank on December 29, 2016, to fund general working capital needs. Working capital advances bear interest of one-month LIBOR plus 2.25% per annum and letter of credit fees are 1.25% per annum.  The Company is not required to maintain a restricted cash collateral account at Citizens Bank for outstanding letters of credit and working capital advances.

The maximum availability under the RLOC is subject to a borrowing base equal to 80% of eligible accounts receivable, and is reduced for any issued and outstanding letters of credit and working capital advances. At March 31, 2018, there were no outstanding borrowings on the RLOC and two letters of credit totaling $0.7 million. The amount available at March 31, 2018, after consideration of the borrowing base, letters of credit and working capital advances was approximately $4.3 million.

The credit facility agreement is subject to standard financial covenants and reporting requirements. At March 31, 2018, the Company was in compliance with its financial covenants.

On May 11, 2018, GSE entered into an amended and restated credit agreement with Citizen's Bank, consisting of a five-year $5 million revolving line of credit and a five-year $25 million delayed draw term loan facility to fund acquisitions approved by the Lender. At close, we drew down approximately $10.3 million to fund the acquisition of True North. Interest will be based on a LIBOR spread of 200 to 275 basis points, depending on pre-defined leverage thresholds defined in the agreement.

BB&T Bank

At March 31, 2018, we had two letters of credit with BB&T totaling $0.6 million, which expired and are pending on release by the bank and customer. At March 31, 2018 and December 31, 2017, the cash collateral account with BB&T totaled $0.6 million and $1.0 million, respectively and were classified as restricted cash on the consolidated balance sheets.

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

(in thousands)
	Three months ended
	March 31,
	2018	2017
Net loss	$(1,496)	$(266)
Interest income, net	(22)	(27)
Provision for income taxes	259	73
Depreciation and amortization	371	257
EBITDA	(888)	37
Loss from the change in fair value of contingent consideration	-	254
Restructuring charges	917	45
Stock-based compensation expense	627	596
Loss on derivative instruments, net	156	160
Adjusted EBITDA	$812	$1,092

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

(in thousands)	Three months ended
	March 31,
	2018	2017
Net loss	$(1,496)	$(266)
Loss from the change in fair value of contingent consideration	-	254
Restructuring charges	917	45
Stock-based compensation expense	627	596
Loss on derivative instruments, net	156	160
Adjusted net income	$204	$789

Loss per share - diluted	$(0.08)	$(0.01)

Adjusted earnings per share - diluted (a)	$0.01	$0.04

Weighted average shares outstanding - Diluted (a)	19,902,752	19,502,057

(a) During the three months ended March 31, 2018 and 2017, the Company reported a GAAP net loss and positive adjusted net income. Accordingly, there were 388,367 and 407,675 dilutive shares from options and RSUs included in the adjusted earnings per common share calculation for the three months ended March 31, 2018 and 2017, respectively, that were considered anti-dilutive in determining the GAAP diluted loss per common share.

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

On September 20, 2017, the Company completed the acquisition of Absolute Consulting, Inc. Absolute constitutes 21% of total assets of the Company at March 31, 2018, and 32% of the Company's consolidated revenue for the three months ended March 31, 2018. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired company's controls by the quarter-end, the Company's management has excluded Absolute from its evaluation of disclosure controls and procedures from the date of such acquisition through March 31, 2018.

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

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1
Membership Interest Purchase Agreement, dated as of May 11, 2018, between True North Consulting LLC, Donald R. Horn, Jenny C. Horn, GSE Performance Solutions, Inc., and Donald R. Horn in his capacity as Seller Representative. Incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2018.

10.1
Amended and Restated Credit and Security Agreement, dated as of May 11, 2018, by and among Citizens Bank, National Association, as Bank, and GSE Systems, Inc. and GSE Performance Solutions, Inc., as Borrower. Incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2018.

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

Date:  May 15, 2018
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)