Form 10-Q
period 2018-06-30
GSE SYSTEMS INC
filed 2018-08-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

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

There were 19,732,855 shares of common stock, with a par value of $0.01 per share outstanding as of July 31, 2018.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,959	$19,111
Restricted cash	523	960
Contract receivables, net	19,221	13,997
Prepaid expenses and other current assets	2,049	2,795
Total current assets	31,752	36,863

Equipment, software, and leasehold improvements	5,270	4,782
Accumulated depreciation	(3,997)	(3,719)
Equipment, software, and leasehold improvements, net	1,273	1,063

Software development costs, net	759	690
Goodwill	13,518	8,431
Intangible assets, net	6,053	2,604
Deferred tax assets	6,387	6,494
Other assets	36	37
Total assets	$59,778	$56,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of debt issuance costs and original issue discount	$1,900	$-
Accounts payable	834	1,251
Accrued expenses	2,560	2,276
Accrued compensation	3,454	2,866
Billings in excess of revenue earned	9,557	14,543
Accrued warranty	1,018	1,433
Contingent consideration	-	1,701
Other current liabilities	1,066	1,182
Total current liabilities	20,389	25,252

Long-term debt, less current portion, net of debt issuance costs and original issue discount	7,571	-
Other liabilities	1,421	1,258
Total liabilities	29,381	26,510

Commitments and contingencies

Stockholders' equity:
Preferred stock $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 21,310,806 shares issued, 19,711,895 shares outstanding as of June 30, 2018; 30,000,000 shares authorized, 21,024,395 shares issued, 19,425,484 shares outstanding as of December 31, 2017	213	210
Additional paid-in capital	77,611	76,802
Accumulated deficit	(42,730)	(42,870)
Accumulated other comprehensive loss	(1,698)	(1,471)
Treasury stock at cost, 1,598,911 shares in 2018 and 2017	(2,999)	(2,999)
Total stockholders' equity	30,397	29,672
Total liabilities and stockholders' equity	$59,778	$56,182

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenue	$24,698	$17,125	$47,593	$33,467
Cost of revenue	18,358	12,108	36,355	24,328
Gross profit	6,340	5,017	11,238	9,139

Operating expenses:
Selling, general and administrative	4,793	3,774	9,320	7,366
Research and development	189	348	518	750
Restructuring charges	190	-	1,107	45
Depreciation	176	99	279	175
Amortization of definite-lived intangible assets	312	34	462	98
Total operating expenses	5,660	4,255	11,686	8,434

Operating income (loss)	680	762	(448)	705

Interest (expense) income, net	(61)	18	(39)	45
(Loss) gain on derivative instruments, net	(91)	315	(247)	155
Other income (expense), net	4	(34)	29	(37)
Income (loss) before income taxes	532	1,061	(705)	868
(Benefit) provision for income taxes	(449)	234	(190)	307
Net income (loss)	$981	$827	$(515)	$561

Basic income (loss) per common share	$0.05	$0.04	$(0.03)	$0.03

Diluted income (loss) per common share	$0.05	$0.04	$(0.03)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income (loss)	$981	$827	$(515)	$561
Foreign currency translation adjustment	(182)	34	(227)	127
Comprehensive income (loss)	$799	$861	$(742)	$688

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2018	21,024	$210	$76,802	$(42,870)	$(1,471)	(1,599)	$(2,999)	$29,672
Cumulative effect of adopting ASC 606	-	-	-	655	-	-	-	655
Stock-based compensation expense	-	-	968	-	-	-	-	968
Common stock issued for options exercised	130	1	93	-	-	-	-	94
Common stock issued for RSUs vested	157	2	(2)	-	-	-	-	-
Vested RSU shares withheld to pay taxes	-	-	(250)	-	-	-	-	(250)
Foreign currency translation adjustment	-	-	-	-	(227)	-	-	(227)
Net loss	-	-	-	(515)	-	-	-	(515)
Balance, June 30, 2018	21,311	$213	$77,611	$(42,730)	$(1,698)	(1,599)	$(2,999)	$30,397

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(515)	$561
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	279	175
Amortization of definite-lived intangible assets	462	98
Amortization of capitalized software development costs	203	234
Stock-based compensation expense	1,028	1,246
Bad debt expense	117	118
Loss (gain) on derivative instruments, net	247	(155)
Deferred income taxes	(179)	69
Changes in assets and liabilities:
Contract receivables, net	(3,030)	4,660
Prepaid expenses and other assets	506	435
Accounts payable, accrued compensation, and accrued expenses	(1,082)	(877)
Billings in excess of revenue earned	(4,121)	(3,902)
Accrued warranty	(239)	88
Other liabilities	(15)	125
Cash (used in) provided by operating activities	(6,339)	2,875

Cash flows from investing activities:
Capital expenditures	(488)	(54)
Capitalized software development costs	(272)	(88)
Acquisition of True North Consulting, net of cash acquired	(9,791)	-
Cash used in investing activities	(10,551)	(142)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs and original issue discount	10,154	-
Repayment of long-term debt	(683)	-
Proceeds from issuance of common stock on the exercise of stock options	94	62
Contingent consideration payments to Hyperspring, LLC	(1,701)	(553)
RSUs withheld to pay taxes	(250)	(874)
Cash provided by (used in) financing activities	7,614	(1,365)

Effect of exchange rate changes on cash	(313)	232
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,589)	1,600
Cash, cash equivalents, and restricted cash, beginning balance	20,071	22,887
Cash, cash equivalents, and restricted cash, ending balance	$10,482	$24,487

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

The Company has two reportable segments as follows:

●	Performance Improvement Solutions (approximately 44% of revenue)

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

●	Nuclear Industry Training and Consulting (approximately 56% of revenue)

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

The SDB contracts generally provide a one-year base warranty on the systems. The base warranty will not be accounted for as a separate performance obligation under the contract because it does not provide the customer with a service in addition to the assurance that the completed project complies with agreed-upon specifications. Warranties extended beyond our typical one-year period will be evaluated on a case by case basis to determine if it provides more than just assurance that the product operates as intended, which requires carve-out as a separate performance obligation.

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

The contracts within the training and consulting services revenue stream are either time and materials (T&M) based or fixed-price based. Under a typical T&M contract, the Company is compensated based on the number of hours of approved time provided by temporary workers and the bill rates which are fixed per type of work, as well as approved expenses incurred. The customers are billed on a regular basis, such as weekly, biweekly or monthly. In accordance with Accounting Standards Codification (ASC) 606-10-55-18, we elected to apply the "right to invoice" practical expedient, under which we recognize revenue in the amount to which we have the right to invoice. The invoice amount represents the number of hours of approved time worked by each temporary worker multiplied by the bill rate for the type of work, as well as approved expenses incurred. Under a typical fixed-price contract, we recognize the revenue over the service period using the cost-to-cost input method as the Company's performance does not create an asset with an alternative use to the Company, and we have an enforceable right to payment for performance completed to date. Cost-to-cost input method best measures the progress toward complete satisfaction of the performance obligation.

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

We adopted ASU 2014-09 and all the related updates (collectively, the new revenue standard) on January 1, 2018 using the modified retrospective transition method. The new revenue standard was applicable to (1) all new contracts entered into after January 1, 2018 and (ii) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance. We recognized the cumulative effect of initially applying the new revenue standard as an increase of $0.7 million to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

The impact of adoption on our consolidated statement of operations and balance sheet was as follows (in thousands):

Income Statement

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change	As Reported	Balance without adoption of ASC 606	Effect of Change
Revenue	$24,698	$24,862	$(164)	$47,593	$47,714	$(121)
Gross profit	6,340	6,504	(164)	11,238	11,359	(121)
(Benefit) provision for income taxes	(449)	(326)	123	(190)	(95)	95
Net income (loss)	981	1,022	(41)	(515)	(489)	(26)

Balance Sheet
	June 30, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change
Contract receivables, net	$19,221	$19,231	$(10)
Deferred tax assets	6,387	6,533	(146)
Billings in excess of revenue earned	9,557	10,342	(785)
Accumulated deficit	(42,730)	(43,359)	629

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The new guidance addresses eight specific cash flow issues and applies to all entities that are required to present a statement of cash flows. ASU 2016-15 was effective for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. We adopted ASU 2016-15 on January 1, 2018, on a retrospective basis. Upon the adoption of ASU 2016-15, cash payments made to settle a contingent consideration liability from an acquisition in excess of the amount recognized at the acquisition date are classified as operating activities, which were previously presented as financing activities. The comparative statement of cash flows has been restated to include only the payments made to settle the contingent liability related to the original amount recognized at the acquisition date in the financing activities; previously, the payment of $0.3 million related to fair value adjustment and interest accretion of the contingent liability was included in financing activities. Upon the adoption of ASU 2016-15, it was reclassified as operating activity.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the definition of a Business, which amends the definition of a business. ASU 2017-01 was effective for acquisitions commencing on or after December 15, 2017, with early adoption permitted. We adopted ASU 2017-01 effective January 1, 2018. ASU 2017-01 is applied prospectively to acquisitions commencing on or after the effective date.

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

The number of common shares and common share equivalents used in the determination of basic and diluted earnings per share were as follows:

(in thousands, except for share amounts)	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$981	$827	$(515)	$561

Denominator:
Weighted-average shares outstanding for basic income (loss) per share	19,651,441	19,196,133	19,580,046	19,154,297

Effect of dilutive securities:
Stock options and restricted stock units	377,682	365,112	-	317,497
Adjusted weighted-average shares outstanding and assumed conversions for diluted income (loss) per share	20,029,123	19,561,245	19,580,046	19,471,794

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	374,833	564,833	714,821	564,833

4.	Acquisitions

True North

On May 11, 2018, GSE, through its wholly-owned subsidiary GSE Performance Solutions, Inc. (Performance Solutions), entered into a membership interest purchase agreement with Donald R. Horn, Jenny C. Horn, and True North Consulting LLC (the True North Purchase Agreement) to purchase 100% of the membership interests in True North Consulting LLC (True North) for $9.75 million. The purchase price was subject to customary pre- and post-closing working capital adjustments, resulting in total consideration of $9.9 million. The True North Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations. An escrow of $1.5 million was funded from the cash paid to the sellers of True North at the closing and is available to GSE to promote retention of key personnel and satisfy indemnification claims for 18 months after the closing. The acquisition of True North was completed on an all-cash transaction basis. In connection with the acquisition, we issued a $10.3 million term loan to finance the transaction (including the transaction costs). See Note 14. Debt, for further details of the loan.

True North is a provider of technical engineering solutions to nuclear and fossil fuel power plants with an emphasis on regulatory-driven ASME code programs. Located in Montrose, Colorado, True North is a well-regarded service provider to leading companies in the power industry. The acquisition of True North is expected to broaden our engineering services offering, expand our relationships with several of the largest nuclear energy providers in the United States, and add a highly specialized, complimentary talent pool to our employee base.

The following table summarizes the consideration paid to acquire True North and the preliminary fair value of the assets acquired and liabilities assumed at the date of the transaction. Due to the recent completion of the acquisition, the Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair value. As of June 30, 2018, the Company had not finalized the determination of the fair value allocated to various assets and liabilities, including, but not limited to, contract receivables, prepaid expenses and other current assets, intangible assets, accounts payable, accrued expenses, accrued compensation and the residual amount allocated to goodwill. The following amounts except for cash are all reflected in the consolidated statement of cash flows within the "Acquisition of True North, net of cash acquired" line caption.

(in thousands)

Total purchase price	$9,941

Purchase price allocation:
Cash	150
Contract receivables	2,345
Prepaid expenses and other current assets	4
Property, and equipment, net	1
Intangible assets	3,911
Accounts payable, accrued expenses	(1,420)
Accrued compensation	(137)
Total identifiable net assets	4,854
Goodwill	5,087
Net assets acquired	$9,941

The fair value of the assets acquired includes gross trade receivables of $2.3 million, of which the Company expects to collect in full. GSE did not acquire any other class of receivable as a result of the acquisition of True North.

The goodwill is primarily attributable to broader engineering service offering to new and existing customers, the workforce of the acquired business and the significant synergies expected to arise after the acquisition of True North. The total amount of goodwill is expected to be tax deductible. All of the $5.1 million of goodwill was assigned to our Performance Improvement Solutions segment. As of the report date, the Company is still evaluating the impact of the True North acquisition on our reporting units. As discussed above, the goodwill amount is provisional pending receipt of the final valuations of various assets and liabilities.

The Company identified other intangible assets of $3.9 million, including customer contracts and relationships, tradename, non-compete agreements, and alliance agreements, with amortization periods of four to 15 years. The fair value of the intangible assets is provisional pending receipt of the final valuations for these assets.

Absolute

On September 20, 2017, GSE, through Performance Solutions, acquired 100% of the capital stock of Absolute Consulting, Inc. (Absolute) for $8.8 million pursuant to the Stock Purchase Agreement by and among Performance Solutions and the sellers of Absolute. The purchase price was subject to a customary working capital adjustment resulting in total consideration of $9.5 million. An indemnification escrow of $1.0 million was funded from the cash paid to the sellers and is available to GSE and Performance Solutions to satisfy indemnification claims until September 20, 2019. The acquisition of Absolute was completed on an all-cash transaction basis.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for GSE, True North, and Absolute as if the business combinations had occurred  on January 1, 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited and in thousands)
Revenue	$25,892	$30,413	$50,763	$57,768
Net income (loss)	615	459	(1,368)	(512)

True North contributed revenue of $1.3 million and net income of $0.2 million to the Company for the period from May 11, 2018 to June 30, 2018.

The pro forma financial information for all periods presented has been calculated after applying GSE's accounting policies and has also included pro forma adjustments resulting from these acquisitions, including amortization charges of the intangible assets identified from these acquisitions, interest expenses related to the financing transaction in connection with the acquisition of True North, and the related tax effects as if aforementioned companies were combined as of January 1, 2017.

For the period ended June 30, 2018, the Company has incurred $0.5 million of transaction costs related to the acquisition of True North. These expenses are included in general and administrative expense on GSE's consolidated statements of operations and are reflected in pro forma earnings for the six months ended June 30, 2017, in the table above.

The pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had been completed on January 1, 2017, nor is it intended to be an indication of future operating results.

5.	Restructuring Activities

On December 27, 2017, the board of GSE Systems, Inc. approved an international restructuring plan to streamline and optimize the Company's global operations. Beginning in December 2017, GSE has been in the process of consolidating its engineering services and R&D activities to Maryland and ceasing an unprofitable non-core business in the U.K. As a result, the Company closed its offices in Nyköping, Sweden; Chennai, India; and Stockton-on-Tees, UK. These actions are designed to improve Company productivity by eliminating duplicate employee functions and increasing GSE's focus on its core business, improving efficiency and maintaining the full range of engineering capabilities while reducing costs and organizational complexity.

GSE eliminated approximately 40 positions due to these changes, primarily in Europe and India, and will undertake other cost-savings measures. The restructuring plan is expected to be completed by the end of 2018. As a result of these efforts, GSE expects to record a restructuring charge of approximately $2.0 million, primarily related to workforce reductions, contract termination costs and asset write-offs due to the exit activities. As of June 30, 2018, we had recorded a restructuring charge of $1.8 million. In addition to the restructuring costs in the table below, the Company has an estimated $1.6 million of cumulative translation adjustments that will be charged against net income and an estimated $1.0 million of tax benefits that will be realized upon liquidation of these foreign entities. GSE expects to recognize the remaining restructuring costs, currency translation adjustments and tax benefits by the end of 2018.

The following tables summarize the restructuring costs and restructuring liabilities:

(in thousands)
	June 30, 2018
	Total Expected Costs	Costs Incurred to Date	Expected Costs Remaining
Employee termination benefits	$831	$831	$-
Lease termination costs	604	604	-
Assets write-offs/impairment	222	222	-
Other restructuring costs	342	183	159
Total Restructuring costs	$1,999	$1,840	$159

The restructuring costs related to our Performance Improvement Solutions segment and are included in the consolidated statements of operations within the "Restructuring charges" line caption.

	Employee termination benefits	Lease termination costs	Other Restructuring costs	Total
Balance as of January 1, 2018	$465	$-	$33	$498
Accruals	366	604	137	1,107
Payments	(503)	(624)	(170)	(1,297)
Currency translation and other adjustments	(11)	70	-	59
Balance as of June 30, 2018	$317	$50	$-	$367

The accrued employee termination benefits were included in "accrued compensation" line, and the accrued lease termination costs were included in "accrued expenses" in the consolidated balance sheets.

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

As of December 31, 2017, the remaining contingent consideration, related to our acquisition of Hyperspring in 2014 was $1.7 million, all of which was paid in January 2018. There was no contingent liability as of June 30, 2018.

7.	Contract Receivables

Contract receivables represent the Company's unconditional rights to considerations due from a broad base of both domestic and international customers. All contract receivables are considered to be collectible within twelve months.

The components of contract receivables are as follows:

(in thousands)	June 30,	December 31,
	2018	2017
Billed receivables	$9,544	$8,154
Unbilled receivables	9,928	5,980
Allowance for doubtful accounts	(251)	(137)
Total contract receivables, net	$19,221	$13,997

Management reviews collectability of receivables periodically and records an allowance for doubtful accounts to reduce our receivables to their net realizable value when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the receivable. The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, and specific identification and review of customer accounts. During three and six months ended June 30, 2018 and 2017, the Company recorded allowances for doubtful accounts of $117,000 and $118,000, respectively.

During July 2018, the Company invoiced $3.8 million of the unbilled amounts related to the balance at June 30, 2018.

As of June 30, 2018 and December 31, 2017, the Company had one customer that accounted for 26.6% and 26.7%, respectively, of its consolidated contract receivables.

8.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30,	December 31,
	2018	2017
Inventory	$444	$755
Income taxes receivable	387	418
Prepaid expenses	402	549
Other current assets	816	1,073
Total prepaid expenses and other current assets	$2,049	$2,795

At June 30, 2018 and December 31, 2017, prepaid expenses and other current assets are comprised primarily of inventory and other current assets. Inventory is being purchased to support the construction of three major nuclear simulation projects related to a significant contract that was executed during the first quarter of 2016. Inventory is recorded at the lower of cost or net realizable value in accordance with ASC 330, Inventory. Other current assets primarily includes value-added tax receivables and cash deposited in a Swedish tax account.

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

Software development costs capitalized were $167,000 and $272,000 for the three and six months ended June 30, 2018, respectively, and $59,000 and $88,000 for the three and six months ended June 30, 2017, respectively. Total amortization expense was $85,000 and $203,000 for the three and six months ended June 30, 2018, respectively, and $117,000 and $234,000 for the three and six months ended June 30, 2017, respectively.

10.	Goodwill and Intangible Assets

The Company's intangible assets include amounts recognized in connection with business acquisitions, including customer relationships, trade names, non-compete agreements and alliance agreements.

The Company reviews goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company tests goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. After the acquisition of Hyperspring on November 14, 2014, the Company determined that it had two reporting units, which are the same as our two operating segments: (i) Performance Improvement Solutions; and (ii) Nuclear Industry Training and Consulting (which includes Hyperspring and Absolute). The change in the net carrying amount of goodwill from December 31, 2017 through June 30, 2018 was comprised of the following items:

(in thousands)
	Performance Improvement Solutions	Nuclear Industry Training and Consulting	Total
Balance, January 1, 2018	$-	$8,431	$8,431
Acquisition	5,087	-	5,087
Balance, June 30, 2018	$5,087	$8,431	$13,518

No events or circumstances occurred during the current reporting period that would indicate impairment of such goodwill.

Amortization of intangible assets other than goodwill is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for customer relationships which are recognized in proportion to the related projected revenue streams. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. The Company does not have any intangible assets with indefinite useful lives, other than goodwill. There were no indications of impairment of intangible assets during the current reporting period. The increase in intangible assets during the period three and six months ended June 30, 2018 was due to the acquisition of True North. See Note 4, Acquisitions for details.

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

At June 30, 2018, and December 31, 2017, the Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate fair value based upon their short-term nature.

As discussed in Note 14, Debt, we issued new term loan to finance the acquisition of True North. As of June 30, 2018, the carrying amount of the long-term debt was $9.5 million. The carrying value of the Company's long-term debt approximated its fair value based on Level 2 inputs since the debt carries a variable interest rate that is tied to the current LIBOR rate plus an applicable spread.

For the three and six months ended June 30, 2018, the Company did not have any transfers between fair value Level 1, Level 2 or Level 3.  The Company did not hold any non-financial assets or non-financial liabilities subject to fair value measurements on a recurring basis at June 30, 2018.

The following table presents assets and liabilities measured at fair value at June 30, 2018:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$1,396	$-	$-	$1,396
Foreign exchange contracts	-	32	-	32
Total assets	$1,396	$32	$-	$1,428

Liability awards	$-	$(302)	$-	$(302)
Interest rate swap contract	-	(11)	-	(11)
Total liabilities	$-	$(313)	$-	$(313)

Money market funds at both June 30, 2018 and December 31, 2017 are included in cash and cash equivalents in the respective consolidated balance sheets.

The following table presents assets and liabilities measured at fair value at December 31, 2017:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$3,240	$-	$-	$3,240
Foreign exchange contracts	-	201	-	201
Total assets	$3,240	$201	$-	$3,441

Liability awards	$-	$(242)	$-	$(242)
Contingent consideration	-	-	(1,701)	(1,701)
Total liabilities	$-	$(242)	$(1,701)	$(1,943)

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the six months ended June 30, 2018:

(in thousands)

Balance, January 1, 2018	$1,701
Payments made on contingent liabilities	(1,701)
Change in fair value	-
Balance, June 30, 2018	$-

12.	Derivative Instruments

In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We may seek to control a portion of these risks through a risk management program that includes the use of derivative instruments.

Foreign Currency Risk Management

The Company utilizes forward foreign currency exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates and minimize credit exposure by limiting counterparties to nationally recognized financial institutions.

As of June 30, 2018, the Company had foreign exchange contracts outstanding of approximately 112.5 million Japanese Yen and 0.2 million Australian Dollars at fixed rates. The contracts expire on various dates through December 2018. At December 31, 2017, the Company had contracts outstanding of approximately 162.5 million Japanese Yen, 24,000 Euro, and 0.2 million Australian Dollars at fixed rates.

Interest Rate Risk Management

As discussed in Note 14, Debt, the Company entered into a new term loan to finance the acquisition of True North in May. The loan bears interest at adjusted one-month LIBOR plus a margin ranging between 2% and 2.75% depending on the overall leverage ratio of the Company. As part of our overall risk management policies, in June 2018, the Company entered into a pay-fixed, receive-floating interest rate swap contract with a notional amount of $9.0 million to reduce the impact associated with interest rate fluctuations. The notional value amortizes monthly in equal amounts based on the five-year principal repayment terms. The terms of the swap require the Company to pay interest on the basis of a fixed rate of 3.02%, and GSE will receive interest on the basis of one-month USD-LIBOR-BBA-Bloomberg.

The Company reports all derivatives at fair value. These contracts are recognized as either assets or liabilities, depending upon the derivative's fair value. The estimated net fair values of the derivative contracts on the consolidated balance sheets are as follows:

	June 30,	December 31,
(in thousands)	2018	2017

Prepaid expenses and other current assets
Foreign exchange contracts	$32	$201
Total asset derivatives	32	$201

Other liabilities
Interest rate swaps	(11)	-
Total liability derivatives	(11)	-

Net fair value	$21	$201

The Company has not designated the derivative contracts as hedges. The changes in the fair value of the derivative contracts are included in (loss) gain on derivative instruments, net, in the consolidated statements of operations.

The foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into the functional currency using the current exchange rate at the end of the period. The gain or loss resulting from such remeasurement is also included in (loss) gain on derivative instruments, net, in the consolidated statements of operations.

For the three and six months ended June 30, 2018 and 2017, the Company recognized a net (loss) gain on its derivative instruments as outlined below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017

Interest rate swap - change in fair value	$(11)	$-	$(11)	$-
Foreign exchange contracts-change in fair value	(46)	157	(164)	71
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	(34)	158	(72)	84

(Loss) gain on derivative instruments, net	$(91)	$315	$(247)	$155

13.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees and directors that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date. The Company recognized $0.4 million and $0.6 million of stock-based compensation expense related to equity awards for the three months ended June 30, 2018 and 2017, respectively, and recognized $1.0 million and $1.3 million of stock-based compensation expense related to equity awards for the six months ended June 30, 2018 and 2017, respectively, under the fair value method. In addition to the equity-based compensation expense recognized, the Company also recognized $28,000 and $6,000 of stock-based compensation related to the change in the fair value of cash-settled restricted stock units (RSUs) during the three months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded an expense of $60,000 and a net reduction of $12,000 in the fair value of cash-settled RSUs, respectively.

During the three and six months ended June 30, 2018, the Company granted 178,434 and 388,526 time-based RSUs with an aggregate fair value of $0.6 million and $1.3 million, respectively. For the three and six months ended June 30, 2017, the Company granted 172,875 and 396,677 time-based RSUs with an aggregate fair value of $0.6 million and $1.4 million, respectively. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, a portion vest one year after grant and the remainder vest annually in equal amounts over the course of three years. The fair value of the time-based RSUs is expensed ratably over the requisite service period, which ranges from one to three years.

During the six months ended June 30, 2018 and 2017, the Company did not grant performance-based RSUs or stock options.

14.	Debt

Citizens Bank

The Company entered into a three-year, $5.0 million revolving line of credit facility (RLOC) with Citizens Bank, National Association (the Bank) on December 29, 2016, to fund general working capital needs. On May 11, 2018, GSE and Performance Solutions (collectively, the Borrower) entered into an Amended and Restated Credit and Security Agreement (the Credit Agreement) with the Bank, amending and restating the Company's existing Credit and Security Agreement with the Bank, which included a $5.0 million asset-based revolving credit facility between the Borrower and the Bank, to now include (a) a $5.0 million revolving credit facility not subject to a borrowing base, including a letter of credit sub-facility, and (b) a $25.0 million delayed draw term loan facility available to be drawn upon for up to 18 months and to finance certain permitted acquisitions by the Borrower. The credit facilities mature in five years and bear interest at LIBOR plus a margin that varies depending on the overall leverage ratio of the Borrower and its subsidiaries. Revolving loans are interest-only with principal due at maturity, while term loans require monthly payments of principal and interest based on an amortization schedule. The Borrower's obligations under the Credit Agreement are guaranteed by GSE's wholly-owned subsidiaries Hyperspring, Absolute, and True North and by any future material domestic subsidiaries (collectively, the Guarantors). The credit facilities are secured by liens on all assets of the Borrower and the Guarantors.

RLOC

We intend to continue using the RLOC for short-term working capital needs and the issuance of letters of credit in connection with business operations. Letter of credit issuance fees range between 1.25% and 2% depending on the Company's overall leverage ratio, and the Company pays an unused RLOC fee quarterly based on the average daily unused balance.

At June 30, 2018, there were no outstanding borrowings under the RLOC and three letters of credit totaling $1.2 million. The amount available at June 30, 2018, after consideration of letters of credit was approximately $3.8 million.

Term Loan

As discussed in Note 4, Acquisitions, we acquired True North on May 11, 2018 for total consideration of approximately $9.9 million in cash. We drew down $10.3 million to finance the acquisition of True North, $0.5 million of which was repaid to the Bank on the same day. The loan bears interest at adjusted one-month LIBOR plus a margin ranging between 2% and 2.75% depending on the overall leverage ratio of the Company and matures in five years. We also incurred $70,000 debt issuance costs and $75,000 loan origination fees related to the Credit Agreement. Debt issuance costs and loan origination fees are reported as a direct deduction from the carrying amount of the loan and are amortized over the term of the loan using the effective interest method.

At June 30, 2018, the outstanding long-term debt under the delayed draw term loan facility was as follows:

Long-term debt, net of discount	$9,471
Less: current portion of long-term debt	(1,900)
Long-term debt, less current portion	$7,571

The Credit Agreement contains customary covenants and restrictions typical for a financing of this type that, among other things, require the Borrower to satisfy certain financial covenants and restrict the Borrower's and Guarantors' ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions after any applicable grace period could result in the obligations under the Credit Agreement becoming immediately due and payable and termination of the credit facilities. In addition to non-compliance with covenants and restrictions, the Credit Agreement also contains other customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the Bank may declare the obligations under the Credit Agreement to be immediately due and payable and may terminate the credit facilities. At June 30, 2018, the Company was in compliance with its financial covenants.

BB&T Bank

At June 30, 2018, the Company had one letter of credit with BB&T totaling $0.5 million, which expired and is pending release by the bank and customer. At June 30, 2018 and December 31, 2017, the cash collateral account with BB&T totaled $0.5 million and $1.0 million, respectively. The balances were classified as restricted cash on the consolidated balance sheets.

15.	Product Warranty

The Company accrues for estimated warranty costs at the time the related revenue is recognized based on historical experience and projected claims. The Company's SDB contracts generally provide a one-year base warranty on the systems. The portion of the warranty provision expected to be incurred within 12 months is classified as current within accrued warranty and totals $1.0 million, while the remaining $0.7 million is classified as long-term within other liabilities. The activity in the accrued warranty accounts is as follows:

(in thousands)

Balance, January 1, 2018	$1,953
Current period provision	(93)
Current period claims	(146)
Currency adjustment	(5)
Balance at June 30, 2018	$1,709

16.	Revenue

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

The following table represents a disaggregation of revenue by type of goods or services for the three and six months ended June 30, 2018 and 2017, along with the reportable segment for each category:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017 (1)	2018	2017 (1)
Performance Improvement Solutions segment
System Design and Build	$7,300	$8,773	$14,795	$16,092
Software	546	1,091	1,415	1,547
Training and Consulting Services	3,018	1,822	4,555	3,717

Nuclear Industry Training and Consulting segment
Training and Consulting Services	13,834	5,439	26,828	12,111

Total revenue	$24,698	$17,125	$47,593	$33,467

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

The following table reflects the balance of contract liabilities and the revenue recognized in the reporting period that was included in the contract liabilities from contracts with customers:

(in thousands)
	June 30, 2018	December 31, 2017
Billings in excess of revenue earned (BIE)	$9,557	$14,543
Revenue recognized in the period from amounts included in BIE at the beginning of the period	$7,954	N/A

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

For the three and six months ended June 30, 2018, the Company recognized revenue of $0.7 million related to performance obligations satisfied in previous periods.

As of June 30, 2018, the aggregate amount of transaction price allocated to the remaining performance obligations of SDB, software and fixed-price training and consulting services contracts is $31.3 million. The Company will recognize the revenue as the performance obligations are satisfied, which is expected to occur over the next 12 months.

Part of the training and consulting services contracts are T&M based. Under a typical T&M contract, the Company is compensated based on the number of hours of approved time provided by temporary workers and the bill rates, which are fixed per type of work, as well as approved expenses incurred. As part of our adoption of ASU 2014-09, we have elected to use the optional exemption under ASC 606-10-50-14(b), pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations under such contracts and when we expect to recognize the revenue.

17.	Income Taxes

The following table presents the (benefit) provision for income taxes and the effective tax rates:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
(Benefit) provision for income taxes	$(449)	$234	$(190)	$307
Effective tax rate	-84.4%	22.1%	27.0%	35.4%

The Company's income tax (benefit) provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. Tax expense in 2018 is comprised mainly of federal income tax expense, foreign income tax expense, and state taxes. Tax expense in 2017 is comprised mainly of foreign income tax expense, Alternative Minimum Tax, state taxes, and deferred tax expense relating to the tax amortization of goodwill.

Our effective tax rates were (84.4)% and 27.0% for the three and six months ended June 30, 2018. For the three months ended June 30, 2018, the difference between our effective tax rate of 27.0% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain foreign tax contingencies, and discrete item adjustments for the foreign taxes. For the six months ended June 30, 2018, the difference between the effective tax rate of  (84.4)% and the U.S. statutory federal income tax rate of 21% was primarily due to changes in jurisdictional income and the inclusion of income from a new acquisition in the second quarter of 2018.

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

The Company recognizes deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. The Company has evaluated all positive and negative evidence and determined that it will continue to assess a full valuation allowance on its Chinese, Swedish and U.K. net deferred assets as of June 30, 2018. The Company has determined that it is more likely than not that it will realize the benefits of its deferred taxes in the U.S. and India.

The Company recognizes the tax on GILTI as a period cost in the period the tax is incurred. Under this policy, we have not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. For the three months ended June 30, 2018, there is no GILTI inclusion.

The Company has made an entity classification (CTB) election to treat GSE UK as a disregarded entity effective January 1, 2018. Therefore, as of January 1, 2018, GSE UK is treated as a branch of the US for tax purposes. Accordingly, GSE UK's 2018 activity has been included in the US Company's income tax (benefit) provision.

During the quarter ended June 30, 2018, the Company identified an immaterial error of $1.2 million, or $0.06 per share, in the December 31, 2017 financial statements related to the release of the valuation allowance against deferred tax assets attributable to windfall tax benefits recognized upon the adoption of ASU 2016-09. The portion relating to ASU 2016-09 should have been recorded to the consolidated statement of operations as an increase to our benefit for income taxes with a resulting increase to net income during the year ended December 31, 2017, however, the adjustment was recorded to accumulated deficit in the consolidated statement of changes in stockholders' equity. This had no impact to the ending accumulated deficit balance at December 31, 2017.

Additionally, the Company identified a $0.7 million classification error between deferred tax asset and deferred tax liability at December 31, 2017 due to improper netting of deferred taxes by jurisdiction. Accordingly, we reclassified $0.7 million of deferred tax liabilities, which was included in other liabilities to deferred tax assets in our December 31, 2017 consolidated balance sheet.

The Company evaluated the required changes and determined that their impact was not material. The financial statements for the year ended December 31, 2018 will reflect the correct comparative data.

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

As discussed in Note 4, Acquisitions, on May 11, 2018, GSE, through Performance Solutions, entered into the True North Purchase Agreement to purchase 100% of the membership interests in True North. True North is a provider of technical engineering solutions to nuclear and fossil fuel power plants with an emphasis on regulatory-driven ASME code programs. The acquisition of True North is expected to broaden our engineering services offering, expand our relationships with several of the largest nuclear energy providers in the United States, and add a highly specialized, complimentary talent pool to our employee base. For reporting purposes, True North is included in our Performance Improvement Solutions segment due to similarities in services provided including technical engineering solutions to the nuclear and fossil fuel power sector. As of the report date, the Company is still evaluating the impact of the True North acquisition on our reporting units.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Performance Improvement Solutions	$10,864	$11,686	$20,765	$21,356
Nuclear Industry Training and Consulting	13,834	5,439	26,828	12,111
	24,698	17,125	47,593	33,467

Operating income:
Performance Improvement Solutions	619	997	(171)	886
Nuclear Industry Training and Consulting	61	(192)	(277)	116
Change in fair value of contingent consideration, net	-	(43)	-	(297)

Operating income (loss)	680	762	(448)	705

Interest (expense) income, net	(61)	18	(39)	45
(Loss) gain on derivative instruments, net	(91)	315	(247)	155
Other income (expense), net	4	(34)	29	(37)
Income (loss) before income taxes	$532	$1,061	$(705)	$868

Effective January 2018, and due to the acquisition of Absolute, the Performance Improvement Solutions allocated corporate overhead to the Nuclear Industry Training and Consulting segment. For the three months ended June 30, 2018 and 2017, a total of $1.0 million and $0.6 million of corporate overhead, respectively, was allocated to Nuclear Industry Training and Consulting segment. For the six months ended June 30, 2018 and 2017, a total of $2.1 million and $1.2 million of corporate overhead, respectively, was allocated to Nuclear Industry Training and Consulting segment. Prior period amounts were reclassified to reflect the change.

19.	Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$9,959	$19,111
Restricted cash	523	960
Cash, cash equivalents, and restricted cash	$10,482	$20,071

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GSE is a leading provider of professional and technical engineering, staffing services, and simulation software to clients in the power and process industries. We provide customers with simulation, engineering and plant services that help clients reduce risks associated with operating their plants, increase revenue through improved plant and employee performance, and lower costs through improved operational efficiency. In addition, we provide professional services that systematically help clients fill key vacancies in the organization on a short-term basis, primarily in procedures, engineering, technical support, and training focused on regulatory compliance and certification in the nuclear power industry. Our operations also include interactive computer-based tutorials and simulation software for the refining, chemical, and petrochemical industries.

On May 11, 2018, GSE acquired True North Consulting, LLC, now a wholly-owned subsidiary of GSE Performance Solutions, Inc., for $9.75 million (subject to customary pre- and post-closing working capital adjustments). True North is a provider of technical engineering solutions to nuclear and fossil fuel power plants with an emphasis on regulatory-driven ASME code programs. Located in Montrose, Colorado, True North is a well-regarded service provider to leading companies in the power industry. The acquisition of True North is expected to broaden our engineering services offering, expand our relationships with several of the largest nuclear energy providers in the United States, and add a highly specialized, complimentary talent pool to our employee base.

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

Performance Improvement Solutions (approximately 44% of revenue)

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

Nuclear Industry Training and Consulting (approximately 56% of revenue)

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

In November 2014, we acquired Hyperspring, which enabled GSE to offer highly skilled nuclear operations and consulting personnel with unique know-how to our client base of nuclear power plants. This deepened our relationship with existing clients and won business for us at new client sites in the nuclear industry. This acquisition has proven to be synergistic, enabling cross selling domestically, and in 2015, the expansion of these offerings to international customers for the first time. In September 2017, we acquired Absolute, a provider of technical consulting and staffing solutions to the global nuclear power industry, located in Navarre, Florida and in May 2018, we acquired True North, a leading provider of specialty engineering solutions to the nuclear power industry.  The acquisitions of Absolute and True North are expected to strengthen the Company's global leadership in the nuclear services area. The acquisitions add new capabilities to the GSE solution offering, and bring new highly complementary customers to GSE while deepening GSE relationships with existing clients. The acquisitions of Absolute and True North are a significant proof point of the thesis that GSE is a compelling platform for consolidating a fragmented vendor ecosystem for nuclear power. The acquisitions add significant scale and focus to the business, while positioning GSE as a "go to" provider of technical and consulting solutions to the power industry, in particular nuclear power.

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

Employees.  As of June 30, 2018, we had approximately 467 employees, which includes approximately 195 in our Performance Improvement segment and 272 in our Nuclear Industry Training and Consulting segment. To date, we have been able to locate and engage highly qualified employees as needed and we expect our growth efforts to be addressed through attracting top talent.

Backlog.  As of June 30, 2018, we had approximately $68.1 million of total gross revenue backlog, which included $43.6 million of Performance Improvement Solutions backlog and $24.5 million of Nuclear Industry Training and Consulting backlog. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client.  We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three months ended June 30,				Six months ended June 30,
	2018	%	2017	%	2018	%	2017	%
Revenue	$24,698	100.0%	$17,125	100.0%	$47,593	100.0%	$33,467	100.0%
Cost of revenue	18,358	74.3%	12,108	70.7%	36,355	76.4%	24,328	72.7%
Gross profit	6,340	25.7%	5,017	29.3%	11,238	23.6%	9,139	27.3%
Operating expenses:
Selling, general and administrative	4,793	19.4%	3,774	22.0%	9,320	19.6%	7,366	22.0%
Research and development	189	0.8%	348	2.0%	518	1.1%	750	2.2%
Restructuring charges	190	0.8%	-	0.0%	1,107	2.3%	45	0.1%
Depreciation	176	0.7%	99	0.6%	279	0.6%	175	0.5%
Amortization of definite-lived intangible assets	312	1.3%	34	0.2%	462	1.0%	98	0.3%
Total operating expenses	5,660	22.9%	4,255	24.8%	11,686	24.6%	8,434	25.2%

Operating income (loss)	680	2.8%	762	4.5%	(448)	(1.0)%	705	2.1%

Interest (expense) income, net	(61)	(0.2)%	18	0.1%	(39)	(0.1)%	45	0.1%
(Loss) gain on derivative instruments, net	(91)	(0.4)%	315	1.8%	(247)	(0.5)%	155	0.5%
Other income (expense), net	4	0.0%	(34)	(0.1)%	29	0.1%	(37)	(0.1)%

Income (loss) before income taxes	532	2.2%	1,061	6.2%	(705)	(1.5)%	868	2.6%
(Benefit) provision for income taxes	(449)	(1.8)%	234	1.5%	(190)	(0.4)%	307	0.9%
Net income (loss)	$981	4.0%	$827	4.8%	$(515)	(1.1)%	$561	1.7%

Results of Operations - Three and six months ended June 30, 2018, versus three and six months ended June 30, 2017

Revenue. Total revenue for the three months ended June 30, 2018, increased 44.2% compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, revenue increased 42.2% compared to the six months ended June 30, 2017. The increase in revenue was primarily driven by the year over year increase in revenue in the Nuclear Industry Training and Consulting segment, as described below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Performance Improvement Solutions	$10,864	$11,686	$20,765	$21,356
Nuclear Industry Training and Consulting	13,834	5,439	26,828	12,111
Total revenue	$24,698	$17,125	$47,593	$33,467

Performance Improvement Solutions revenue decreased approximately $0.8 million or 7.0% during the three months ended June 30, 2018, compared to the same period in the prior year. Total new orders for this segment were $8.6 million during the three months ended June 30, 2018, an increase of $4.4 million when compared to the $4.2 million in the new orders during the three months ended June 30, 2017. The decrease in revenue was primarily due to the following: a decline of $1.8 million in revenue from our Performance Solutions subsidiary due to timing differences, as some of the 2017 major projects completed in late 2017 or early 2018; the fact that some major projects from new orders will start in the second half of 2018; and a decline of $0.3 million from foreign subsidiaries as a result of the winding down of the international subsidiaries. The decrease was partially offset by the acquisition of True North, which contributed $1.3 million of revenue to the segment since the acquisition on May 11, 2018.

For the six months ended June 30, 2018, Performance Improvement Solutions revenue was $20.8 million compared to $21.4 million for the six months ended June 30, 2017. We recorded total orders of $14.5 million during the six months ended June 30, 2018, an increase of $5.4 million compared to $9.1 million in the six months ended June 30, 2017. The decrease in revenue for the six months ended June 30, 2018 compared to the prior year was mainly driven by a decrease of $1.4 million in revenues from Performance Solutions subsidiary due to timing differences as discussed above, and a decrease of $0.5 million from foreign subsidiaries as a result of the winding down of the international subsidiaries. The decrease was partially offset by the acquisition of True North, which contributed $1.3 million of revenues to the segment since the acquisition.

For the three months ended June 30, 2018, Nuclear Industry Training and Consulting revenue increased $8.4 million, or 154.3% compared to the three months ended June 30, 2017. Total orders for this segment were $7.4 million in the three months ended June 30, 2018, compared to $3.9 million in the prior year. The increase in the revenue was largely due to the acquisition of Absolute which contributed $7.5 million of revenues to the current year and an increase of $0.9 million from Hyperspring due to overall increased staff augmentation needs from its customers.

For the six months ended June 30, 2018, Nuclear Industry Training and Consulting revenue increased $14.7 million, or 121.5% compared to the six months ended June 30, 2017. We recorded total orders of $26.2 million in the six months ended June 30, 2018, compared to $18.8 million in the six months ended June 30, 2017. The $14.7 million increase was primarily attributable to the acquisition of Absolute, which contributed $14.9 million of revenues to the current year increase.

At June 30, 2018, backlog was $68.1 million: $43.6 million for the Performance Improvement Solutions business segment, $4.6 million of which was attributable to True North, and $24.5 million for Nuclear Industry Training and Consulting. At December 31, 2017, the Company's backlog was $71.4 million: $46.3 million for the Performance Improvement Solutions business segment and $25.1 million for Nuclear Industry Training and Consulting. The decrease in Performance Improvement Solutions business segment backlog was primarily due to 2017 backlog that was converted to revenues during 2018 and has only been partially backfilled by new orders.

Gross Profit. Gross profit totaled $6.3 million for the three months ended June 30, 2018, compared to $5.0 million for the same period in 2017.  As a percentage of revenue, gross profit decreased from 29.3% for the three months ended June 30, 2017, to 25.7% for the three months ended June 30, 2018.  For the six months ended June 30, 2018, gross profit was $11.2 million compared to $9.1 million for the same period in 2017.  As a percentage of revenue, gross profit decreased from 27.3% for the six months ended June 30, 2017, to 23.6% for the six months ended June 30, 2018.

	Three months ended				Six months ended
	June 30,				June 30,
(in thousands)	2018	%	2017	%	2018	%	2017	%
Gross profit:
Performance Improvement Solutions	$4,429	40.8%	$4,389	37.6%	$7,680	37.0%	$7,433	34.8%
Nuclear Industry Training and Consulting	1,911	13.8%	628	11.5%	3,558	13.3%	1,706	14.1%
Consolidated gross profit	$6,340	25.7%	$5,017	29.3%	$11,238	23.6%	$9,139	27.3%

The year over year increase in gross profit percentage for Performance Improvement Solutions during 2018 was primarily driven by cost savings realized in the second quarter of 2018 for a major project, which resulted in a revenue recognition of $0.7 million related to performance obligations satisfied in previous periods.

The gross profit percentage in Nuclear Industry Consulting and Training was lower during the three months ended June 30, 2017, as compared to other periods; this was mainly due to lower margin projects from a major customer in 2017. The minor fluctuations in gross profit percentage in other periods represented the normal changes in the mix of projects with different margins.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses totaled $4.8 million in the three months ended June 30, 2018, a 27.0% increase from the $3.8 million for the same period in 2017. For the six months ended June 30, 2018 and 2017, SG&A expenses totaled $9.3 million and $7.4 million, respectively. Fluctuations in the components of SG&A spending were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Corporate charges	$3,432	$2,600	$6,769	$5,042
Business development	965	792	1,883	1,477
Facility operation & maintenance (O&M)	276	221	547	432
Bad debt expense	117	118	117	118
Contingent consideration accretion	-	43	-	297
Other	3	-	4	-
Total	$4,793	$3,774	$9,320	$7,366

Corporate charges increased from $2.6 million for the three months ended June 30, 2017, to $3.4 million for the three months ended June 30, 2018. The increase was primarily driven by $0.5 million of acquisition expenses related to the True North acquisition; $0.1 million of corporate charges attributable to Absolute which was acquired in September 2017; higher labor costs of $0.1 million due to higher headcount and higher bonus of $0.1 million mainly due to a new post earnout bonus plan in 2018 for certain Hyperspring employees. For the six months ended June 30, 2018 and 2017, corporate charges increased from $5.0 million to $6.8 million. The increase was primarily due to $0.5 million of acquisition expenses related to the True North acquisition; higher bonus of $0.4 million mainly due to a new post earnout bonus plan in 2018 for certain Hyperspring employees; $0.3 million of corporate charges attributable to Absolute; higher professional fees of $0.2 million associated with the adoption of the new revenue standard (ASC 606) and the impact of the Tax Cuts and Jobs Act; and higher labor costs of $0.2 million due to higher headcount.

Business development expense increased $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. This was mainly due to acquisition of Absolute.

Facility O&M expenses increased $55,000 and $115,000 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in 2018 was mainly due to the lease of a new office building in Columbia location in March 2018.

Contingent consideration expense mainly reflected the fair value adjustments related to our November 2014 Hyperspring acquisition. The earnout period expired in November 2017, and the final payment was made in January 2018, therefore no contingent consideration adjustment was recorded for the current year.

Research and Development Expenses. Research and development (R&D) costs consist primarily of software engineering personnel and other related costs. R&D costs, net of capitalized software, totaled $0.2 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively. Before capitalization of software development costs, R&D costs totaled $0.4 million for each of the three months ended June 30, 2018 and 2017. R&D costs, net of capitalized software, totaled $0.5 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively. R&D expenses before capitalization of software development costs totaled $0.8 million for each of the six months ended June 30, 2018 and 2017. The decrease in R&D expenses in 2018 was mainly due to that more software projects had reached the development stage in current year.

Restructuring Charges. On December 27, 2017, the Board of GSE Systems, Inc. approved an international restructuring plan to streamline and optimize the Company's global operations and we announced we expected restructuring charges to total $2.0 million, excluding any tax impacts and cumulative translation adjustments. The Company recorded restructuring charges of $0.2 million and $1.1 million for the three and six months ended June 30, 2018, primarily consisted of lease termination costs, employee severance costs and other charges. As of June 30, 2018, we had recorded accumulated restructuring charges of $1.8 million, and we expect to record the remaining restructuring charges of approximately $0.2 million by the end of 2018. These restructuring charges exclude cumulative translation adjustment losses of approximately $1.6 million, assuming currency rates at June 30, 2018, and will be recorded as a charge against net income upon liquidation of the respective foreign subsidiaries. We also expect to recognize tax benefits related to the liquidation of these subsidiaries that may offset the majority of the currency translation adjustment losses. For the six months ended June 30, 2017 we recorded restructuring charges of $45,000, which represented true-up adjustments related to the restructuring plan initiated in 2015.

Depreciation. Depreciation expense increased $77,000 and $104,000 for the three and six months ended June 30, 2018, compared to the same periods in 2017. The increase in 2018 was largely driven by the acquisition of Absolute and the depreciation of additional leasehold improvements as we relocated most of our corporate functions to a new office building in Columbia Maryland in March 2018.

Amortization of Definite-lived Intangible Assets. Amortization expense related to definite-lived intangible assets totaled $0.3 million and $34,000 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, amortization expense related to definite-lived intangible assets totaled $0.5 million and $0.1 million, respectively. The increase in amortization of definite-lived intangible assets in 2018 was primarily due to acquisition of Absolute and True North. During the three and six months ended June 30, 2018, Absolute's amortization expenses totaled $167,000 and $286,000, respectively. During the three months ended June 30, 2018, True North's amortization expenses were $136,000.

Interest (expense) income, net. Interest expenses totaled $61,000 and $39,000 for the three and six months ended June 30, 2018, respectively. Interest income totaled $18,000 and $45,000 for the three and six months ended June 30, 2017, respectively. The Company issued a five-year term loan of $10.3 million in May 2018 to finance the acquisition of True North, and had recorded interest expenses of $64,000 related to the term loan for the three months ended June 30, 2018.

(Loss) gain on derivative instruments, net. In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We control a portion of these risks through a risk management program that includes the use of derivative instruments. (Loss) gain on derivative instruments relates to the Company's interest rate swap contracts, foreign exchange contracts and remeasurement of foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals. The following table summarizes the components of the (loss) gain recognized for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Interest rate swap - change in fair value	$(11)	$-	$(11)	$-
Foreign exchange contracts- change in fair value	(46)	157	(164)	71
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	(34)	158	(72)	84
(Loss) gain on derivative instruments, net	$(91)	315	$(247)	$155

Other Income (Expense), Net.  For the three and six months ended June 30, 2018, the Company recognized other income, net, of $4,000 and other expense, net, of $29,000, respectively. For the three and six months ended June 30, 2017, the Company recognized other income, net, of $34,000 and $37,000, respectively.

(Benefit) provision for Income Taxes

Income tax expense (benefit) was $(0.4) million and $(0.2) million with effective income tax rates of (84.4)% and 27.0% for the three and six months ended June 30, 2018, respectively. This is compared to income tax expense of $0.2 million and $0.3 million with effective income tax rates of 22.1% and 35.4%, for the three and six months ended June 30, 2017, respectively. The Company's income tax (benefit) provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. Tax expense in 2018 is comprised mainly of federal income tax expense, foreign income tax expense, and state taxes. Tax expense in 2017 is comprised mainly of foreign income tax expense, Alternative Minimum Tax, state taxes, and deferred tax expense relating to the tax amortization of goodwill.

Our effective tax rates were (84.4)% and 27.0% for the three and six months ended June 30, 2018. For the three months ended June 30, 2018, the difference between our effective tax rate of 27.0% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain foreign tax contingencies, and discrete item adjustments for the foreign taxes. For the six months ended June 30, 2018, the difference between the effective tax rate of  (84.4)% and the U.S. statutory federal income tax rate of 21% was primarily due to changes in jurisdictional income and the inclusion of income from a new acquisition in the second quarter of 2018.

Because of its net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from the year 1997 and forward. The Company is subject to foreign tax examinations by tax authorities for years 2011 forward for Sweden, 2014 forward for China, and 2015 forward for both India and the UK.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not ( i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense.

The Company has recorded full valuation allowance for its Chinese, U.K., and Swedish net deferred tax assets at June 30, 2018.

During the quarter ended June 30, 2018, the Company identified an immaterial error of $1.2 million, or $0.06 per share, in the December 31, 2017 financial statements related to the release of the valuation allowance against deferred tax assets attributable to windfall tax benefits recognized upon the adoption of ASU 2016-09. The portion relating to ASU 2016-09 should have been recorded to the consolidated statement of operations as an increase to our benefit for income taxes with a resulting increase to net income during the year ended December 31, 2017, however, the adjustment was recorded to accumulated deficit in the consolidated statement of changes in stockholders' equity. This had no impact to the ending accumulated deficit balance at December 31, 2017.

Additionally, the Company identified a $0.7 million classification error between deferred tax asset and deferred tax liability at December 31, 2017 due to improper netting of deferred taxes by jurisdiction. Accordingly, we reclassified $0.7 million of deferred tax liabilities, which was included in other liabilities to deferred tax assets in our December 31, 2017 consolidated balance sheet.

The Company evaluated the required changes and determined that their impact was not material. The financial statements for the year ended December 31, 2018 will reflect the correct comparative data.

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

Liquidity and Capital Resources

As of June 30, 2018, the Company's cash, cash equivalents and restricted cash totaled $10.5 million compared to $20.1 million at December 31, 2017.

For the six months ended June 30, 2018 and 2017, net cash (used in) provided by operating activities was $(6.3) million and $2.9 million, respectively. The year over year change of $9.2 million in cash flows (used in) provided by operating activities was primarily driven by cash payments of $1.3 million for the restructuring expenses and the change in contract receivables, billing in excess of revenue earned and accounts payable and accrued expenses, which was mainly due to timing differences of cash collections and billing.

Net cash used in investing activities totaled $10.6 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash outflow in 2018 was primarily driven by the acquisition of True North, the net cash consideration of which was $9.8 million; $0.4 million increase in fixed assets primarily due to increase in lease improvements and furniture and fixtures as we entered into a new lease agreement in December 2017 and relocated most of our corporate functions, including finance, legal, and R&D to a new office in Columbia, Maryland in March 2018; and $0.2 million increase in capitalized software development costs as more software reached development stage.

For the six months ended June 30, 2018 and 2017, cash provided by (used in) financing activities totaled $7.6 million and $(1.4) million, respectively. The increase in the cash inflow from financing activities was largely driven by the proceeds from issuance of term loan of $10.2 million, net of discount and issuance costs, a decrease of $0.6 million in the Company's withholding of RSUs in order to pay employees' payroll withholding taxes on vested RSUs; the increase was partially offset by repayments of $0.7 million on the term loan and an increase of $1.1 million in contingent consideration payments to the former Hyperspring owners as we paid off the earnout.

At June 30, 2018, the Company had cash, cash equivalents and restricted cash of $10.5 million. The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.

Credit Facilities

Citizens Bank

The Company entered into a three-year, $5.0 million revolving line of credit facility (RLOC) with Citizens Bank, National Association (the Bank) on December 29, 2016, to fund general working capital needs. On May 11, 2018, GSE and Performance Solutions (collectively, the  Borrower) entered into an Amended and Restated Credit and Security Agreement (the Credit Agreement) with the Bank, amending and restating the Company's existing Credit and Security Agreement with the Bank, which included a $5.0 million asset-based revolving credit facility between the Borrower and the Bank, to now include (a) a $5.0 million revolving credit facility not subject to a borrowing base, including a letter of credit sub-facility, and (b) a $25.0 million delayed draw term loan facility available to be drawn upon for up to 18 months and to finance certain permitted acquisitions by the Company.

On May 11, 2018, upon acquisition of True North, the Company drew down approximately $10.3 million to fund the transaction, $0.5 million of which was repaid to the Bank on the same day. At June 30, 2018, the outstanding balance of the long-term debt was $9.5 million.

At June 30, 2018, there were no outstanding borrowings on the RLOC and three letters of credit totaling $1.2 million. The amount available at June 30, 2018, after consideration of the letters of credit was approximately $3.8 million.

The credit facility agreement is subject to standard financial covenants and reporting requirements. At June 30, 2018, the Company was in compliance with its financial covenants.

BB&T Bank

At June 30, 2018, we had one letter of credit with BB&T totaling $0.5 million, which expired and is pending on release by the bank and customer. At June 30, 2018 and December 31, 2017, the cash collateral account with BB&T totaled $0.5 million and $1.0 million, respectively and were classified as restricted cash on the consolidated balance sheets.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other GAAP measures, are useful to investors to evaluate the Company's results because each measure excludes certain items that are not directly related to the Company's core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies. Our management uses EBITDA and Adjusted EBITDA and other non-GAAP measures to evaluate the performance of our business and make certain operating decisions (e.g., budgeting, planning, employee compensation and resource allocation). This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation G is as follows:

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$981	$827	$(515)	$561
Interest (expense) income, net	61	(18)	39	(45)
(Benefit) provision for income taxes	(449)	234	(190)	307
Depreciation and amortization	573	250	944	507
EBITDA	1,166	1,293	278	1,330
Change in fair value of contingent consideration	-	43	-	297
Restructuring charges	190	-	1,107	45
Stock-based compensation expense	401	650	1,028	1,246
Impact of the change in fair value of derivative instruments	91	(315)	247	(155)
Acquisition-related expense	491	-	491	-
Bankruptcy related expense	65	122	65	122
Adjusted EBITDA	$2,404	$1,793	$3,216	$2,885

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

(in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$981	$827	$(515)	$561
Change in fair value of contingent consideration	-	43	-	297
Restructuring charges	190	-	1,107	45
Stock-based compensation expense	401	650	1,028	1,246
Impact of the change in fair value of derivative instruments	91	(315)	247	(155)
Acquisition-related expense	491	-	491	-
Amortization of intangible assets related to acquisitions	312	34	462	98
Bankruptcy related expense	65	122	65	122
Adjusted net income	$2,531	$1,361	$2,885	$2,214

Diluted income (loss) per common share	$0.05	$0.04	$(0.03)	$0.03

Adjusted earnings per common share – Diluted	$0.13	$0.07	$0.14	$0.11

Weighted average shares outstanding - Diluted(1)	20,029,123	19,561,245	19,920,034	19,471,794

(1) During the six months ended June 30, 2018, the Company reported a GAAP net loss and positive adjusted net income. Accordingly, there were 339,988 dilutive shares from options and RSUs included in the adjusted earnings per common share calculation for the six months ended June 30, 2018, that were considered anti-dilutive in determining the GAAP diluted loss per common share.

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

On September 20, 2017, the Company completed the acquisition of Absolute Consulting, Inc. On May 11, 2018, GSE acquired True North Consulting, LLC. Absolute and True North constitutes 38% of total assets of the Company at June 30, 2018, and 34% of the Company's consolidated revenue for the six months ended June 30, 2018. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired company's controls by the quarter-end, the Company's management has excluded Absolute and True North from its evaluation of disclosure controls and procedures from the date of such acquisition through June 30, 2018.

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

Date:  August 14, 2018
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)