Form 10-Q
period 2018-09-30
GSE SYSTEMS INC
filed 2018-11-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

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

There were 19,833,103 shares of common stock, with a par value of $0.01 per share outstanding as of October 31, 2018.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,831	$19,111
Restricted cash	9	960
Contract receivables, net	19,238	13,997
Prepaid expenses and other current assets	1,624	2,795
Total current assets	30,702	36,863

Equipment, software, and leasehold improvements	5,290	4,782
Accumulated depreciation	(4,125)	(3,719)
Equipment, software, and leasehold improvements, net	1,165	1,063

Software development costs, net	662	690
Goodwill	12,185	8,431
Intangible assets, net	6,597	2,604
Deferred tax assets	6,203	6,494
Other assets	37	37
Total assets	$57,551	$56,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of debt issuance costs and original issue discount	$1,901	$-
Accounts payable	1,096	1,251
Accrued expenses	2,324	2,276
Accrued compensation	3,532	2,866
Billings in excess of revenue earned	7,810	14,543
Accrued warranty	1,105	1,433
Contingent consideration	-	1,701
Other current liabilities	1,035	1,182
Total current liabilities	18,803	25,252

Long-term debt, less current portion, net of debt issuance costs and original issue discount	7,089	-
Other liabilities	1,545	1,258
Total liabilities	27,437	26,510

Commitments and contingencies

Stockholders' equity:
Preferred stock $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 21,432,014 shares issued, 19,833,103 shares outstanding as of September 30, 2018; 30,000,000 shares authorized, 21,024,395 shares issued, 19,425,484 shares outstanding as of December 31, 2017	214	210
Additional paid-in capital	77,876	76,802
Accumulated deficit	(43,248)	(42,870)
Accumulated other comprehensive loss	(1,729)	(1,471)
Treasury stock at cost, 1,598,911 shares in 2018 and 2017	(2,999)	(2,999)
Total stockholders' equity	30,114	29,672
Total liabilities and stockholders' equity	$57,551	$56,182

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenue	$21,801	$15,409	$69,394	$48,876
Cost of revenue	16,380	11,185	52,735	35,513
Gross profit	5,421	4,224	16,659	13,363

Operating expenses:
Selling, general and administrative	4,366	4,374	13,686	11,740
Research and development	247	353	765	1,103
Restructuring charges	70	-	1,177	45
Depreciation	132	79	411	254
Amortization of definite-lived intangible assets	632	50	1,094	148
Total operating expenses	5,447	4,856	17,133	13,290

Operating (loss) income	(26)	(632)	(474)	73

Interest (expense) income, net	(114)	15	(153)	60
(Loss) gain on derivative instruments, net	(59)	71	(306)	226
Other (expense) income, net	(5)	33	24	(4)
(Loss) income before income taxes	(204)	(513)	(909)	355
Provision for income taxes	314	92	124	399
Net loss	$(518)	$(605)	$(1,033)	$(44)

Basic loss per common share	$(0.03)	$(0.03)	$(0.05)	$0.00

Diluted loss per common share	$(0.03)	$(0.03)	$(0.05)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net loss	$(518)	$(605)	$(1,033)	$(44)
Foreign currency translation adjustment	(31)	192	(258)	319
Comprehensive (loss) income	$(549)	$(413)	$(1,291)	$275

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total
Balance, January 1, 2018	21,024	$210	$76,802	$(42,870)	$(1,471)	(1,599)	$(2,999)	$29,672

Cumulative effect of adopting ASC 606	-	-	-	655	-	-	-	655
Stock-based compensation expense	-	-	1,370	-	-	-	-	1,370
Common stock issued for options exercised	214	2	37	-	-	-	-	39
Common stock issued for RSUs vested	194	2	(2)	-	-	-	-	-
Vested RSU shares withheld to pay taxes	-	-	(331)	-	-	-	-	(331)
Foreign currency translation adjustment	-	-	-	-	(258)	-	-	(258)
Net loss	-	-	-	(1,033)	-	-	-	(1,033)
Balance, September 30, 2018	21,432	$214	$77,876	$(43,248)	$(1,729)	(1,599)	$(2,999)	$30,114

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,033)	$(44)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	411	254
Amortization of definite-lived intangible assets	1,094	148
Amortization of capitalized software development costs	353	352
Stock-based compensation expense	1,535	1,873
Bad debt expense	146	118
Loss (gain) on derivative instruments, net	306	(226)
Deferred income taxes	74	78
Changes in assets and liabilities:
Contract receivables, net	(3,165)	5,318
Prepaid expenses and other assets	948	770
Accounts payable, accrued compensation, and accrued expenses	(965)	(911)
Billings in excess of revenue earned	(5,800)	(5,204)
Accrued warranty	(256)	112
Other liabilities	(8)	359
Cash (used in) provided by operating activities	(6,360)	2,997

Cash flows from investing activities:
Capital expenditures	(510)	(64)
Capitalized software development costs	(325)	(126)
Acquisition of Absolute Consulting, Inc., net of cash acquired	-	(8,455)
Acquisition of True North Consulting, net of cash acquired	(9,635)	-
Cash used in investing activities	(10,470)	(8,645)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs and original issue discount	10,154	-
Repayment of long-term debt	(1,164)	-
Proceeds from issuance of common stock on the exercise of stock options	39	276
Contingent consideration payments to Hyperspring, LLC	(1,701)	(414)
RSUs withheld to pay taxes	(331)	(952)
Cash provided by (used in) financing activities	6,997	(1,090)

Effect of exchange rate changes on cash	(398)	336
Net (decrease) in cash, cash equivalents and restricted cash	(10,231)	(6,402)
Cash, cash equivalents, and restricted cash, beginning balance	20,071	22,887
Cash, cash equivalents, and restricted cash, ending balance	$9,840	$16,485

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

Our Performance Improvement Solutions segment primarily encompasses our technical engineering and power plant high-fidelity simulation solutions and interactive computer-based tutorials/simulation focused on the process industry. This segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve: primarily nuclear and fossil fuel power generation, as well as the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. GSE and its predecessors have been providing these services since 1976.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to revenue recognition on contracts with customers, allowance for doubtful accounts, product warranties, valuation of goodwill and intangible assets acquired, valuation of long-lived assets to be disposed of, valuation of contingent consideration issued in business acquisitions, valuation of stock-based compensation awards, and the recoverability of deferred tax assets. Actual results could differ from these estimates and those differences could be material.

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

Revenue from the sale of perpetual standalone software licenses, which do not require significant modification or customization, is recognized upon its delivery to the customer.  Revenue from the sale of term or subscription-based standalone software licenses, which do not require significant modification or customization, is recognized ratably over the term of such licenses following delivery to the customer.  Delivery is considered to have occurred when the customer receives a copy of the software and is able to use and benefit from the software.

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

The impact of adoption on our consolidated statement of operations and balance sheet was as follows (in thousands):

Income Statement

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change	As Reported	Balance without adoption of ASC 606	Effect of Change
Revenue	$21,801	$21,952	$(151)	$69,394	$69,666	$(272)
Gross profit	5,421	5,572	(151)	16,659	16,931	(272)
Provision for income taxes	314	296	(18)	124	201	77
Net loss	(518)	(349)	(169)	(1,033)	(838)	(195)

Balance Sheet
	September 30, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change
Contract receivables, net	$19,238	$19,238	$-
Deferred tax assets	6,203	6,367	(164)
Billings in excess of revenue earned	7,810	8,492	(682)
Accumulated deficit	(43,248)	(43,766)	518

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The new guidance addresses eight specific cash flow issues and applies to all entities that are required to present a statement of cash flows. ASU 2016-15 was effective for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. We adopted ASU 2016-15 on January 1, 2018, on a retrospective basis. Upon the adoption of ASU 2016-15, cash payments made to settle a contingent consideration liability from an acquisition in excess of the amount recognized at the acquisition date are classified as operating activities, which were previously presented as financing activities. The comparative statement of cash flows has been restated to include only the payments made to settle the contingent liability related to the original amount recognized at the acquisition date in the financing activities; previously, the payment of $0.4 million related to fair value adjustment and interest accretion of the contingent liability was included in financing activities. Upon the adoption of ASU 2016-15, it was reclassified as an operating activity.

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

Basic loss per share is computed by dividing net loss by weighted average number of outstanding common shares outstanding for the period. Diluted net loss per share adjusts the weighted average shares outstanding for the potential dilution that could occur if outstanding vested stock options were exercised, unless the impact of potential dilutive common shares outstanding has an anti-dilutive impact on diluted net loss per share.

The number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(518)	$(605)	$(1,033)	$(44)

Denominator:
Weighted-average shares outstanding for basic loss per share	19,786,888	19,280,770	19,620,207	19,204,778

Effect of dilutive securities:
Stock options and restricted stock units	-	-	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	19,786,888	19,280,770	19,620,207	19,204,778

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	713,024	534,833	645,714	550,218

4.	Acquisitions

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

The following table summarizes the consideration paid to acquire True North and the preliminary fair value of the assets acquired and liabilities assumed at the date of the transaction. Due to the recent completion of the acquisition, the Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair value. As of September 30, 2018, the Company had not finalized the determination of the fair value allocated to various assets and liabilities, including, but not limited to, contract receivables, prepaid expenses and other current assets, intangible assets, accounts payable, accrued expenses, accrued compensation and the residual amount allocated to goodwill. The following amounts except for cash are all reflected in the consolidated statement of cash flows within the "Acquisition of True North Consulting, net of cash acquired" line caption.

(in thousands)

Total purchase price	$9,941

Purchase price allocation:
Cash	306
Contract receivables	2,345
Prepaid expenses and other current assets	4
Property, and equipment, net	1
Intangible assets	5,088
Accounts payable, accrued expenses	(1,420)
Accrued compensation	(137)
Total identifiable net assets	6,187
Goodwill	3,754
Net assets acquired	$9,941

The fair value of the assets acquired includes gross trade receivables of $2.3 million, of which the Company expects to collect in full. GSE did not acquire any other class of receivable as a result of the acquisition of True North.

The goodwill is primarily attributable to broader engineering service offering to new and existing customers, the workforce of the acquired business and the significant synergies expected to arise after the acquisition of True North. The total amount of goodwill is expected to be tax deductible. All of the $3.8 million of goodwill was assigned to our Performance Improvement Solutions segment. As of the report date, the Company is still evaluating the impact of the True North acquisition on our reporting units. As discussed above, the goodwill amount is provisional pending receipt of the final valuations of various assets and liabilities.

The Company identified other intangible assets of $5.1 million, including customer contracts and relationships, tradename, non-compete agreements, and alliance agreements, with amortization periods of four to fifteen years. The fair value of the intangible assets is provisional pending receipt of the final valuations for these assets.

The following table summarizes the fair value of intangible assets acquired at the date of acquisition and the related weighted average amortization period:

Intangible Assets	Weighted average amortization period	Fair Value
	(in years)	(in thousands)
Customer relationships	15	$3,758
Tradename	10	582
Non-compete agreements	4	221
Alliance agreements	5	527
Total		$5,088

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

The Company identified $2.6 million of other intangible assets, including customer relationships and trademarks/names, with amortization periods of three to ten years. The following table summarizes the fair value of intangible assets acquired at the date of acquisition and the related weighted average amortization period:

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited and in thousands)

Revenue	$21,801	$24,975	$72,564	$83,337
Net loss	(361)	(736)	(2,178)	(1,224)

True North contributed revenue of $3.7 million and net loss of $(0.4) million to the Company for the period from May 11, 2018 to September 30, 2018.

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

For the nine months ended September 30, 2018, the Company has incurred $0.5 million of transaction costs related to the acquisition of True North. These expenses are included in general and administrative expense on GSE's consolidated statements of operations and are reflected in pro forma loss for the nine months ended September 30, 2017, in the table above.

The pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had been completed on January 1, 2017, nor is it intended to be an indication of future operating results.

5.	Restructuring Activities

On December 27, 2017, the board of GSE Systems, Inc. approved an international restructuring plan to streamline and optimize the Company's global operations. Beginning in December 2017, GSE has been in the process of consolidating its engineering services and R&D activities to Maryland and ceasing an unprofitable non-core business in the United Kingdom (UK). As a result, the Company closed its offices in Nyköping, Sweden; Chennai, India; and Stockton-on-Tees, UK. These actions are designed to improve Company productivity by eliminating duplicate employee functions, increasing GSE's focus on its core business, improving efficiency and maintaining the full range of engineering capabilities while reducing costs and organizational complexity.

GSE eliminated approximately 40 positions due to these changes, primarily in Europe and India, and will undertake other cost-savings measures. The restructuring plan is expected to be completed by the end of 2018. As a result of these efforts, as shown in the table below, GSE expects to record a total restructuring charge of approximately $2.1 million, primarily related to workforce reductions, contract termination costs and asset write-offs due to the exit activities. As of September 30, 2018, we had recorded restructuring charges totaling $1.9 million ($1.2 million during the nine months ended September 30, 2018). In addition to the restructuring costs in the table below, the Company has an estimated $1.6 million of cumulative translation adjustments that will be charged against net income (loss) and an estimated $1.0 million of tax benefits that will be realized upon liquidation of these foreign entities. GSE expects to recognize the remaining restructuring costs, currency translation adjustments and tax benefits by the end of 2018.

The following tables summarize the restructuring costs and restructuring liabilities at September 30, 2018:

(in thousands)
	September 30, 2018
	Total Expected Costs	Costs Incurred to Date	Expected Costs Remaining
Employee termination benefits	$824	$824	$-
Lease termination costs	591	591	-
Assets write-offs/impairment	222	222	-
Other restructuring costs	432	273	159
Total Restructuring costs	$2,069	$1,910	$159

The restructuring costs related to our Performance Improvement Solutions segment and are included in the consolidated statements of operations within the "Restructuring charges" line caption.

	Employee termination benefits	Lease termination costs	Other Restructuring costs	Total
Balance as of January 1, 2018	$465	$-	$33	$498
Accruals	359	591	227	1,177
Payments	(632)	(613)	(260)	(1,505)
Currency translation and other adjustments	(11)	71	-	60
Balance as of September 30, 2018	$181	$49	$-	$230

The accrued employee termination benefits were included in "accrued compensation", and the accrued lease termination costs were included in "accrued expenses" in the consolidated balance sheets.

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

As of December 31, 2017, the remaining contingent consideration, related to our acquisition of Hyperspring in 2014 was $1.7 million, all of which was paid in January 2018. There was no contingent consideration liability as of September 30, 2018.

7.	Contract Receivables

Contract receivables represent the Company's unconditional rights to consideration due from a broad base of both domestic and international customers. All contract receivables are considered to be collectible within twelve months.

The components of contract receivables are as follows:

(in thousands)	September 30,	December 31,
	2018	2017

Billed receivables	$12,592	$8,154
Unbilled receivables	6,926	5,980
Allowance for doubtful accounts	(280)	(137)
Total contract receivables, net	$19,238	$13,997

Management reviews collectability of receivables periodically and records an allowance for doubtful accounts to reduce our receivables to their net realizable value when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the receivable. The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, and specific identification and review of customer accounts. During the nine months ended September 30, 2018 and 2017, the Company recorded allowances for doubtful accounts of $146,000 and $118,000, respectively.

During October 2018, the Company invoiced $5.0 million of the unbilled amounts related to the balance at September 30, 2018.

As of September 30, 2018, the Company had two customers that accounted for 19.7% and 13.1% of its consolidated contract receivables, respectively. As of December 31, 2017, the Company had one customer that accounted for 26.7% of its consolidated contract receivables.

8.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30,	December 31,
	2018	2017

Inventory	$261	$755
Income taxes receivable	296	418
Prepaid expenses	298	549
Other current assets	769	1,073
Total prepaid expenses and other current assets	$1,624	$2,795

At September 30, 2018 and December 31, 2017, prepaid expenses and other current assets are comprised primarily of inventory and other current assets. Inventory has been purchased and used to support the construction of three major nuclear simulation projects related to a significant contract that was executed during the first quarter of 2016. Inventory is recorded at the lower of cost or net realizable value in accordance with ASC 330, Inventory. Other current assets primarily includes value-added tax receivables and cash deposited in a Swedish tax account.

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

Software development costs capitalized were $53,000 and $325,000 for the three and nine months ended September 30, 2018, respectively, and $38,000 and $126,000 for the three and nine months ended September 30, 2017, respectively. Total amortization expense was $150,000 and $353,000 for the three and nine months ended September 30, 2018, respectively, and $118,000 and $352,000 for the three and nine months ended September 30, 2017, respectively.

10.	Goodwill and Intangible Assets

The Company's intangible assets include amounts recognized in connection with business acquisitions, including customer relationships, trade names, non-compete agreements and alliance agreements.

The Company reviews goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company tests goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. After the acquisition of Hyperspring on November 14, 2014, the Company determined that it had two reporting units, which are the same as our two operating segments: (i) Performance Improvement Solutions; and (ii) Nuclear Industry Training and Consulting (which includes Hyperspring and Absolute). The change in the net carrying amount of goodwill from December 31, 2017 through September 30, 2018 was comprised of the following items:

(in thousands)
	Performance Improvement Solutions	Nuclear Industry Training and Consulting	Total
Balance, January 1, 2018	$-	$8,431	$8,431
Acquisition	3,754	-	3,754
Balance, September 30, 2018	$3,754	$8,431	$12,185

No events or circumstances occurred during the current reporting period that would indicate impairment of such goodwill.

Amortization of intangible assets other than goodwill is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for customer relationships which are recognized in proportion to the related projected revenue streams. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. The Company does not have any intangible assets with indefinite useful lives, other than goodwill. There were no indications of impairment of intangible assets during the current reporting period. The increase in intangible assets during the three and nine months ended September 30, 2018 was due to the acquisition of True North. See Note 4, Acquisitions for details.

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

At September 30, 2018, and December 31, 2017, the Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate fair value based upon their short-term nature.

As discussed in Note 14, Debt, we issued a new term loan to finance the acquisition of True North. As of September 30, 2018, the carrying amount of the long-term debt was $9.0 million. The carrying value of the Company's long-term debt approximated its fair value based on Level 2 inputs since the debt carries a variable interest rate that is tied to the current LIBOR rate plus an applicable spread.

For the three and nine months ended September 30, 2018, the Company did not have any transfers between fair value Level 1, Level 2 or Level 3.  The Company did not hold any non-financial assets or non-financial liabilities subject to fair value measurements on a recurring basis at September 30, 2018.

The following table presents assets and liabilities measured at fair value at September 30, 2018:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$852	$-	$-	$852
Foreign exchange contracts	-	14	-	14
Total assets	$852	$14	$-	$866

Liability awards	$-	$(404)	$-	$(404)
Interest rate swap contract	-	(39)	-	(39)
Total liabilities	$-	$(443)	$-	$(443)

Money market funds at both September 30, 2018 and December 31, 2017 are included in cash and cash equivalents in the respective consolidated balance sheets.

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

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the nine months ended September 30, 2018:

(in thousands)

Balance, January 1, 2018	$1,701
Payments made on contingent liabilities	(1,701)
Change in fair value	-
Balance, September 30, 2018	$-

12.	Derivative Instruments

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

As of September 30, 2018, the Company had foreign exchange contracts outstanding of approximately 112.5 million Japanese Yen, 3.2 million Euro, and 0.2 million Australian Dollars at fixed rates. The contracts expire on various dates through December 2018. At December 31, 2017, the Company had contracts outstanding of approximately 162.5 million Japanese Yen, 24,000 Euro, and 0.2 million Australian Dollars at fixed rates.

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

The Company reports all derivatives at fair value. These contracts are recognized as either assets or liabilities, depending upon the derivative's fair value. The estimated net fair values of the derivative contracts on the consolidated balance sheets are as follows:

	September 30,	December 31,
(in thousands)	2018	2017

Prepaid expenses and other current assets
Foreign exchange contracts	$14	$201
Total asset derivatives	14	201

Other liabilities
Interest rate swaps	(39)	-
Total liability derivatives	(39)	-

Net fair value	$(25)	$201

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

For the three and nine months ended September 30, 2018 and 2017, the Company recognized a net (loss) gain on its derivative instruments as outlined below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017

Interest rate swap - change in fair value	$(28)	$-	$(39)	$-
Foreign exchange contracts-change in fair value	(14)	74	(178)	145
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	(17)	(3)	(89)	81

(Loss) gain on derivative instruments, net	$(59)	$71	$(306)	$226

13.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees and directors that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date. The Company recognized $0.4 million and $0.5 million of stock-based compensation expense related to equity awards for the three months ended September 30, 2018 and 2017, respectively, and recognized $1.4 million and $1.8 million of stock-based compensation expense related to equity awards for the nine months ended September 30, 2018 and 2017, respectively, under the fair value method. In addition to the equity-based compensation expense recognized, the Company also recognized $105,000 and $92,000 of stock-based compensation related to the change in the fair value of cash-settled restricted stock units (RSUs) during the three months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded an expense of $165,000 and a net reduction of $80,000 in the fair value of cash-settled RSUs, respectively.

During the three and nine months ended September 30, 2018, the Company granted 0 and 388,526 time-based RSUs with an aggregate fair value of $0.0 million and $1.3 million, respectively. For the three and nine months ended September 30, 2017, the Company granted 0 and 396,677 time-based RSUs with an aggregate fair value of $0.0 million and $1.4 million, respectively. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, a portion vest one year after grant and the remainder vest annually in equal amounts over the course of three years. The fair value of the time-based RSUs is expensed ratably over the requisite service period, which ranges from one to three years.

During the nine months ended September 30, 2018 and 2017, the Company did not grant performance-based RSUs or stock options.

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

At September 30, 2018, there were no outstanding borrowings under the RLOC and five letters of credit totaling $2.3 million. The amount available at September 30, 2018, after consideration of letters of credit was approximately $2.7 million.

Term Loan

As discussed in Note 4, Acquisitions, we acquired True North on May 11, 2018 for total consideration of approximately $9.9 million in cash. We drew down $10.3 million to finance the acquisition of True North, $0.5 million of which was repaid to the Bank on the same day. The loan bears interest at the adjusted one-month LIBOR plus a margin ranging between 2% and 2.75% depending on the overall leverage ratio of the Company and matures in five years. We also incurred $70,000 debt issuance costs and $75,000 loan origination fees related to the Credit Agreement. Debt issuance costs and loan origination fees are reported as a direct deduction from the carrying amount of the loan and are amortized over the term of the loan using the effective interest method.

At September 30, 2018, the outstanding long-term debt under the delayed draw term loan facility was as follows:

Long-term debt, net of discount	$8,990
Less: current portion of long-term debt	(1,901)
Long-term debt, less current portion	$7,089

The Credit Agreement contains customary covenants and restrictions typical for a financing of this type that, among other things, require the Borrower to satisfy certain financial covenants and restrict the Borrower's and Guarantors' ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions after any applicable grace period could result in the obligations under the Credit Agreement becoming immediately due and payable and termination of the credit facilities. In addition to non-compliance with covenants and restrictions, the Credit Agreement also contains other customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the Bank may declare the obligations under the Credit Agreement to be immediately due and payable and may terminate the credit facilities. At September 30, 2018, the Company was in compliance with its financial covenants.

BB&T Bank

At September 30, 2018 and December 31, 2017, the cash collateral account with BB&T totaled $0.0 million and $1.0 million, respectively. The balances were classified as restricted cash on the consolidated balance sheets.

15.	Product Warranty

The Company accrues for estimated warranty costs at the time the related revenue is recognized based on historical experience and projected claims. The Company's SDB contracts generally provide a one-year base warranty on the systems. The portion of the warranty provision expected to be incurred within 12 months is classified as current within accrued warranty and totals $1.1 million, while the remaining $0.6 million is classified as long-term within other liabilities. The activity in the accrued warranty accounts is as follows:

(in thousands)

Balance, January 1, 2018	$1,953
Current period provision	(73)
Current period claims	(183)
Currency adjustment	(10)
Balance at September 30, 2018	$1,687

16.	Revenue

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

The following table represents a disaggregation of revenue by type of goods or services for the three and nine months ended September 30, 2018 and 2017, along with the reportable segment for each category:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017 (1)	2018	2017 (1)
Performance Improvement Solutions segment
System Design and Build	$5,109	$5,736	$19,904	$21,828
Software	586	889	2,001	2,436
Training and Consulting Services	4,154	2,112	8,709	5,829

Nuclear Industry Training and Consulting segment
Training and Consulting Services	11,952	6,672	38,780	18,783

Total revenue	$21,801	$15,409	$69,394	$48,876

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

The following table reflects the balance of contract liabilities and the revenue recognized in the reporting period that was included in the contract liabilities from contracts with customers:

(in thousands)
	September 30, 2018	December 31, 2017
Billings in excess of revenue earned (BIE)	$7,810	$14,543
Revenue recognized in the period from amounts included in BIE at the beginning of the period	$9,934	N/A

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

For the three and nine months ended September 30, 2018, the Company recognized revenue of $1.1 million related to performance obligations satisfied in previous periods.

As of September 30, 2018, the aggregate amount of transaction price allocated to the remaining performance obligations of SDB, software and fixed-price training and consulting services contracts is $49.6 million. The Company will recognize the revenue as the performance obligations are satisfied, which is expected to occur over the next 12 months.

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

17.	Income Taxes

The following table presents the (benefit) provision for income taxes and the effective tax rates:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Provision for income taxes	$314	$92	$124	$399
Effective tax rate	(153.9)%	(17.9)%	(13.6)%	112.4%

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

Our effective tax rates were (153.9)% and (13.6%) for the three and nine months ended September 30, 2018. For the three months ended September 30, 2018, the difference between our effective tax rate of (153.9)% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain foreign tax contingencies, discrete item adjustments for the foreign taxes, and return to provision true-ups which were known as of September 30, 2018. For the nine months ended September 30, 2018, the difference between the effective tax rate of (13.6)% and the U.S. statutory federal income tax rate of 21% was primarily due to changes in jurisdictional income and the inclusion of income (loss) from an acquisition in the second quarter of 2018.

Because of its net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from the year 1997 and forward. The Company is subject to foreign tax examinations by tax authorities for years 2011 forward for Sweden, 2015 forward for China, 2015 forward for India, and 2016 for the UK.

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

The Company recognizes deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. The Company has evaluated all positive and negative evidence and determined that it will continue to assess a full valuation allowance on its Chinese, Swedish and U.K. net deferred assets as of September 30, 2018. The Company has determined that it is more likely than not that it will realize the benefits of its deferred taxes in the U.S. and India.

The Company follows the guidance in SEC Staff Accounting Bulletin 118 (SAB 118), which provides additional clarification regarding the application of ASC 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act's enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year of the enactment date. The Company will complete the remeasurement of its deferred taxes at December 31, 2018.

The Company recognizes the tax on GILTI as a period cost in the period the tax is incurred. Under this policy, we have not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. For the nine months ended September 30, 2018, there is no GILTI inclusion.

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

The Company has two reportable business segments. The Performance Improvement Solutions segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve. Solutions include simulation for both training and engineering applications. Example engineering services include, but not limited to, plant design verification and validation, thermal performance evaluation and optimization programs, and engineering programs for plants for ASME code and ASME Section XI. The Company provides these services across all market segments. Example training applications include turnkey and custom training services. Contract terms are typically less than two years.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenue:
Performance Improvement Solutions	$9,849	$8,737	$30,614	$30,093
Nuclear Industry Training and Consulting	11,952	6,672	38,780	18,783
	21,801	15,409	69,394	48,876

Operating income:
Performance Improvement Solutions	494	(892)	110	(6)
Nuclear Industry Training and Consulting	(520)	339	(584)	455
Change in fair value of contingent consideration, net	-	(79)	-	(376)

Operating (loss) income	(26)	(632)	(474)	73

Interest (expense) income, net	(114)	15	(153)	60
(Loss) gain on derivative instruments, net	(59)	71	(306)	226
Other (expense) income, net	(5)	33	24	(4)
(Loss) income before income taxes	$(204)	$(513)	$(909)	$355

Effective January 2018, and due to the acquisition of Absolute, the Performance Improvement Solutions allocated corporate overhead to the Nuclear Industry Training and Consulting segment. For the three months ended September 30, 2018 and 2017, a total of $1.3 million and $0.7 million of corporate overhead, respectively, was allocated to Nuclear Industry Training and Consulting segment. For the nine months ended September 30, 2018 and 2017, a total of $3.4 million and $1.9 million of corporate overhead, respectively, was allocated to Nuclear Industry Training and Consulting segment. Prior period amounts were reclassified to reflect the change.

19.	Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$9,831	$19,111
Restricted cash	9	960
Cash, cash equivalents, and restricted cash	$9,840	$20,071

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Performance Improvement Solutions (approximately 44% of revenue)

Our Performance Improvement Solutions segment primarily encompasses our power plant high-fidelity simulation solutions, technical engineering services for ASME programs and thermal performance optimization, and interactive computer based tutorials/simulation focused on the process industry. This segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve: primarily nuclear and fossil fuel power generation, as well as the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. GSE and its predecessors have been providing these services since 1976.

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

Pursue roll-up acquisition strategy. We intend to complement our organic growth strategy through selective acquisitions including, but not limited to, the following: technical engineering; training, staffing and consulting service businesses focused on the power industry, particularly nuclear power; and software utilized in the power industry, both domestic and international. We are focusing our efforts on acquisitions that would enhance our existing portfolio of products and services, strengthen our relationships with our existing customers, and potentially expand our footprint to include new customers in our core served industries. We have made several acquisitions since 2011 and believe the opportunity exists to acquire businesses that are complementary to ours, allowing us to accelerate our growth strategy.

In May 2018, we acquired True North, a leading provider of specialty engineering solutions to the nuclear power industry. In September 2017, we acquired Absolute, a provider of technical consulting and staffing solutions to the global nuclear power industry. The acquisitions of Absolute and True North are expected to strengthen the Company's global leadership in the nuclear services area. The acquisitions added new capabilities to the GSE solution offering and bring new highly complementary customers to GSE, while at the same time deepening GSE relationships with existing clients. The acquisitions of Absolute and True North are a significant proof point of the thesis that GSE is a compelling platform for consolidating a fragmented vendor ecosystem for nuclear power. In November 2014, we acquired Hyperspring, which enabled GSE to offer highly skilled nuclear operations and consulting personnel with unique know-how to our client base of nuclear power plants. This deepened our relationship with existing clients and won business for us at new client sites in the nuclear industry. This acquisition has proven to be synergistic, enabling cross selling domestically, and in 2015, the expansion of these offerings to international customers for the first time. The acquisitions add significant scale and focus to the business, while positioning GSE as a "go to" provider of technical and consulting solutions to the power industry, in particular nuclear power.

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

Employees.  As of September 30, 2018, we had approximately 447 employees, which includes approximately 192 in our Performance Improvement segment and approximately 255 in our Nuclear Industry Training and Consulting segment. To date, we have been able to locate and engage highly qualified employees as needed and we expect our growth efforts to be addressed through attracting top talent.

Backlog.  As of September 30, 2018, we had approximately $74.0 million of total gross revenue backlog, which included $50.8 million of Performance Improvement Solutions backlog and $23.2 million of Nuclear Industry Training and Consulting backlog. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client.  We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

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

For virtual commissioning, designers of first-of-a-kind plants or existing plants need a highly accurate dynamic simulation platform to model a wide variety of design assumptions and concepts from control strategies to plant behavior to human factors. Because new builds and upgrades to existing plants result in new technology being deployed, often involving the integration of disparate technologies for the first time, a high-fidelity simulator allows designers to see the interaction between systems for the very first time. With our combination of simulation technology and expert engineering, GSE was chosen to build the first-of-a-kind simulators for the AP1000, PBMR, and small modular reactors such as those being built by NuScale.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three months ended September 30,				Nine months ended September 30,
	2018	%	2017	%	2018	%	2017	%
Revenue	$21,801	100.0%	$15,409	100.0%	$69,394	100.0%	$48,876	100.0%
Cost of revenue	16,380	75.1%	11,185	72.6%	52,735	76.0%	35,513	72.7%
Gross profit	5,421	24.9%	4,224	27.4%	16,659	24.0%	13,363	27.3%
Operating expenses:
Selling, general and administrative	4,366	20.0%	4,374	28.4%	13,686	19.7%	11,740	24.0%
Research and development	247	1.1%	353	2.3%	765	1.1%	1,103	2.3%
Restructuring charges	70	0.3%	-	0.0%	1,177	1.7%	45	0.1%
Depreciation	132	0.6%	79	0.5%	411	0.6%	254	0.5%
Amortization of definite-lived intangible assets	632	2.9%	50	0.3%	1,094	1.6%	148	0.3%
Total operating expenses	5,447	25.0%	4,856	31.5%	17,133	24.7%	13,290	27.2%

Operating (loss) income	(26)	(0.1)%	(632)	(4.1)%	(474)	(0.7)%	73	0.1%

Interest (expense) income, net	(114)	(0.5)%	15	0.1%	(153)	(0.2)%	60	0.1%
(Loss) gain on derivative instruments, net	(59)	(0.3)%	71	0.5%	(306)	(0.4)%	226	0.5%
Other (expense) income, net	(5)	0.0%	33	0.3%	24	0.0%	(4)	0.0%

(Loss) income before income taxes	(204)	(0.9)%	(513)	(3.3)%	(909)	(1.3)%	355	0.7%
Provision for income taxes	314	1.4%	92	0.7%	124	0.2%	399	0.8%
Net loss	$(518)	(2.4)%	$(605)	(3.9)%	$(1,033)	(1.5)%	$(44)	(0.1)%

Results of Operations - Three and nine months ended September 30, 2018, versus three and nine months ended September 30, 2017

Revenue. Total revenue for the three months ended September 30, 2018, increased 41.5% compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, revenue increased 42.0% compared to the nine months ended September 30, 2017. The increase in revenue was primarily driven by the year over year increase in revenue in the Nuclear Industry Training and Consulting segment, as described below.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Performance Improvement Solutions	$9,849	$8,737	$30,614	$30,093
Nuclear Industry Training and Consulting	11,952	6,672	38,780	18,783
Total revenue	$21,801	$15,409	$69,394	$48,876

Performance Improvement Solutions revenue increased approximately $1.1 million or 12.7% during the three months ended September 30, 2018, compared to the same period in the prior year. Total new orders for this segment were $17.2 million during the three months ended September 30, 2018, an increase of $14.3 million when compared to the $2.9 million in the new orders during the three months ended September 30, 2017. The increase in revenue was primarily due to the acquisition of True North, which contributed to $2.4 million of revenue to the segment during the three months ended September 30, 2018. This increase was partially offset by a decline of $0.7 million due to timing differences, and a decline of $0.6 million from foreign subsidiaries as a result of the winding down of the international subsidiaries.

For the nine months ended September 30, 2018, Performance Improvement Solutions revenue was $30.6 million compared to $30.1 million for the nine months ended September 30, 2017. We recorded total new orders of $31.7 million during the nine months ended September 30, 2018, an increase of $19.7 million compared to $12.0 million in the nine months ended September 30, 2017. The increase in revenue for the nine months ended September 30, 2018 compared to the prior year was mainly driven by the acquisition of True North, which contributed $3.7 million of revenues to the segment since the acquisition. This increase was partially offset by a decrease of $2.1 million in revenues due to timing differences, and a decrease of $1.1 million from foreign subsidiaries as a result of restructuring international subsidiaries and structure.

For the three months ended September 30, 2018, Nuclear Industry Training and Consulting revenue increased $5.3 million, or 79.1% compared to the three months ended September 30, 2017. Total new orders for this segment were $10.7 million in the three months ended September 30, 2018, compared to $6.3 million in the prior year. The increase in the revenue was largely due to the acquisition of Absolute which contributed $6.2 million of revenues for the three months ended September 30, 2018.

For the nine months ended September 30, 2018, Nuclear Industry Training and Consulting revenue increased $20.0 million, or 106.5% compared to the nine months ended September 30, 2017. We recorded total new orders of $36.9 million in the nine months ended September 30, 2018, compared to $25.0 million in the nine months ended September 30, 2017. The $20.0 million increase in revenue was primarily attributable to the acquisition of Absolute acquired in September 2017, which contributed $21.1 million of revenues for the nine months ended September 30, 2018.

As of September 30, 2018, backlog was $74.0 million: $50.8 million for the Performance Improvement Solutions business segment, $5.6 million of which was attributable to True North, and $23.2 million for Nuclear Industry Training and Consulting. As of December 31, 2017, the Company's backlog was $71.4 million: $46.3 million for the Performance Improvement Solutions business segment and $25.1 million for Nuclear Industry Training and Consulting. The decrease in the Nuclear Industry Training and Consulting business segment backlog was primarily due to 2017 backlog that was converted to revenues during 2018 and has only been partially backfilled by new orders.

Gross Profit. Gross profit totaled $5.4 million for the three months ended September 30, 2018, compared to $4.2 million for the same period in 2017.  As a percentage of revenue, gross profit decreased from 27.4% for the three months ended September 30, 2017, to 24.9% for the three months ended September 30, 2018.  For the nine months ended September 30, 2018, gross profit was $16.7 million compared to $13.4 million for the same period in 2017.  As a percentage of revenue, gross profit decreased from 27.3% for the nine months ended September 30, 2017, to 24.0% for the nine months ended September 30, 2018.

	Three months ended				Nine months ended
	September 30,				September 30,
(in thousands)	2018	%	2017	%	2018	%	2017	%
Gross profit:
Performance Improvement Solutions	$3,638	36.9%	$2,904	33.2%	$11,318	37.0%	$10,337	34.4%
Nuclear Industry Training and Consulting	1,783	14.9%	1,320	19.8%	5,341	13.8%	3,026	16.1%
Consolidated gross profit	$5,421	24.9%	$4,224	27.4%	$16,659	24.0%	$13,363	27.3%

The year over year increase in gross profit percentage for Performance Improvement Solutions for the three and nine months ended September 30, 2018, was primarily driven by cost savings realized in 2018 on certain larger projects. These savings resulted in  revenue recognition of $1.1 million related to performance obligations satisfied in previous periods.

The gross profit percentage in Nuclear Industry Consulting and Training was lower during the three months ended September 30, 2018, as compared to other periods; this was mainly due to normal changes in the mix of projects with different margins.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses totaled $4.4 million in the three months ended September 30, 2018, a 0.2% decrease from the $4.4 million for the same period in 2017. For the nine months ended September 30, 2018 and 2017, SG&A expenses totaled $13.7 million and $11.7 million, respectively. Fluctuations in the components of SG&A spending were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Corporate charges	$3,265	$3,245	$10,034	$8,287
Business development	844	773	2,727	2,250
Facility operation & maintenance (O&M)	228	213	775	645
Bad debt expense	29	-	146	118
Contingent consideration accretion	-	139	-	436
Other	-	4	4	4
Total	$4,366	$4,374	$13,686	$11,740

Corporate charges increased from $3.2 million for the three months ended September 30, 2017, to $3.3 million for the three months ended September 30, 2018. The slight increase was primarily due to higher operating expenses related to the May 2018 acquisition of True North. The increase was partially offset by lower acquisition costs related to the Absolute acquisition in September 2017. For the nine months ended September 30, 2018 and 2017, corporate charges increased from $8.3 million to $10.0 million. The increase was primarily driven by the following: higher employee bonuses in the amount of $0.4 million,  mainly due to a new post earnout bonus plan in 2018 for certain Hyperspring employees; $0.4 million of corporate charges attributable to Absolute; higher professional fees of $0.3 million associated with the adoption of the new revenue standard (ASC 606) and the impact of the Tax Cuts and Jobs Act; $0.3 million of corporate charges attributable to True North; and higher labor costs of $0.3 million due to additional headcount in our corporate office.

Business development expense increased $0.1 million and $0.5 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. This was mainly due to additional business development expenses incurred in 2018 related to the acquisition of Absolute.

Facility O&M expenses increased $15,000 and $130,000 for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in 2018 was mainly due to the lease of a new office building in Columbia, Maryland location in March 2018, the acquisition of Absolute in September 2017, which resulted in the lease of additional office space in Navarre, Florida, and the acquisition of True North in May 2018, which resulted in the lease of additional office space in Montrose, Colorado.

Contingent consideration expense mainly reflected the fair value adjustments related to our November 2014 Hyperspring acquisition. The earnout period expired in November 2017, and the final payment was made in January 2018, therefore no contingent consideration adjustment was recorded for the current year.

Research and Development Expenses. Research and development (R&D) costs consist primarily of software engineering personnel and other related costs. R&D costs, net of capitalized software, totaled $247,000 and $353,000 for the three months ended September 30, 2018 and 2017, respectively. Before capitalization of software development costs, R&D costs totaled $0.3 million and $0.4 million for each of the three months ended September 30, 2018 and 2017. R&D costs, net of capitalized software, totaled $0.8 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively. R&D expenses before capitalization of software development costs totaled $1.1 million and $1.2 million for each of the nine months ended September 30, 2018 and 2017. The decrease in R&D expenses in 2018 was mainly due to more software projects having reached the development stage in current year.

Restructuring Charges. On December 27, 2017, the Board of GSE Systems, Inc. approved an international restructuring plan to streamline and optimize the Company's global operations and we announced we expected restructuring charges to total $2.1 million, excluding any tax impacts and cumulative translation adjustments. The Company recorded restructuring charges of $0.1 million and $1.2 million for the three and nine months ended September 30, 2018, primarily consisting of lease termination costs, employee severance costs and other charges. As of September 30, 2018, we had recorded accumulated restructuring charges of $1.9 million, and we expect to record the remaining restructuring charges of approximately $0.2 million by the end of 2018. For the nine months ended September 30, 2017 we recorded restructuring charges of $45,000, which represented true-up adjustments related to the restructuring plan initiated in 2015.

Depreciation. Depreciation expense increased $53,000 and $157,000 for the three and nine months ended September 30, 2018, compared to the same periods in 2017. The increase in 2018 was largely driven by the 2017 acquisition of Absolute and the depreciation of additional leasehold improvements as we relocated most of our corporate functions to a new office building in Columbia, Maryland in March 2018.

Amortization of Definite-lived Intangible Assets. Amortization expense related to definite-lived intangible assets totaled $0.6 million and $50,000 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, amortization expense related to definite-lived intangible assets totaled $1.1 million and $0.1 million, respectively. The increase in amortization of definite-lived intangible assets in 2018 was primarily due to the acquisition of Absolute and True North. During the three and nine months ended September 30, 2018, Absolute's amortization expenses totaled $168,000 and $454,000, respectively. During the three months ended September 30, 2018, True North's amortization expense was $420,000. Amortization expense for True North since the date of acquisition totaled $556,000.

Interest (expense) income, net. Interest expenses totaled $114,000 and $153,000 for the three and nine months ended September 30, 2018, respectively. Interest income totaled $15,000 and $60,000 for the three and nine months ended September 30, 2017, respectively. The Company issued a five-year term loan of $10.3 million in May 2018 to finance the acquisition of True North, and has recorded interest expense of $130,000 related to the term loan for the three months ended September 30, 2018.

(Loss) gain on derivative instruments, net. In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We control a portion of these risks through a risk management program that includes the use of derivative instruments. (Loss) gain on derivative instruments relates to the Company's interest rate swap contracts, foreign exchange contracts and remeasurement of foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals. The following table summarizes the components of the (loss) gain recognized for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest rate swap - change in fair value	$(28)	$-	$(39)	$-
Foreign exchange contracts- change in fair value	(14)	74	(178)	145
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	(17)	(3)	(89)	81
(Loss) gain on derivative instruments, net	$(59)	71	$(306)	$226

Other Income (Expense), Net.  For the three and nine months ended September 30, 2018, the Company recognized other expense, net, of $5,000 and other income, net, of $24,000, respectively. For the three and nine months ended September 30, 2017, the Company recognized other income, net, of $33,000 and other expense, net, of $4,000, respectively.

(Benefit) provision for Income Taxes

Income tax expense (benefit) was $0.3 million and $0.1 million with effective income tax rates of (153.9)% and (13.6)% for the three and nine months ended September 30, 2018, respectively. This is compared to income tax expense of $0.1 million and $0.4 million with effective income tax rates of (17.9)% and 112.4%, for the three and nine months ended September 30, 2017, respectively. The Company's income tax (benefit) provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. Tax expense in 2018 is comprised mainly of federal income tax expense, foreign income tax expense, and state taxes. Tax expense in 2017 is comprised mainly of foreign income tax expense, Alternative Minimum Tax, state taxes, and deferred tax expense relating to the tax amortization of goodwill.

Our effective tax rates were (153.9)% and (13.6%) for the three and nine months ended September 30, 2018. For the three months ended September 30, 2018, the difference between our effective tax rate of (153.9)% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain foreign tax contingencies, discrete item adjustments for the foreign taxes, and return to provision true-ups which were known as of September 30, 2018. For the nine months ended September 30, 2018, the difference between the effective tax rate of  (13.6)% and the U.S. statutory federal income tax rate of 21% was primarily due to changes in jurisdictional income and the inclusion of income (loss) from an acquisition in the second quarter of 2018.

Because of its net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from the year 1997 and forward. The Company is subject to foreign tax examinations by tax authorities for years 2011 forward for Sweden, 2015 forward for China, 2015 forward for India, and 2016 forward for the UK.

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

The Company has recorded full valuation allowances for its Chinese, U.K., and Swedish net deferred tax assets at September 30, 2018.

The Company follows the guidance in SEC Staff Accounting Bulletin 118 (SAB 118), which provides additional clarification regarding the application of ASC 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act's enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year of the enactment date. The Company will complete the remeasurement of its deferred taxes at December 31, 2018.

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

Liquidity and Capital Resources

As of September 30, 2018, the Company's cash, cash equivalents and restricted cash totaled $9.8 million compared to $20.1 million at December 31, 2017.

For the nine months ended September 30, 2018 and 2017, net cash (used in) provided by operating activities was $(6.4) million and $3.0 million, respectively. The year over year change of $9.4 million in cash flows (used in) provided by operating activities was primarily driven by cash payments of $1.5 million for the restructuring expenses and the change in contract receivables, billing in excess of revenue earned and accounts payable and accrued expenses, which was mainly due to timing differences of cash collections and billing.

Net cash used in investing activities totaled $10.5 million and $8.6 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash outflow in 2018 was primarily driven by the acquisition of True North, the net cash consideration of which was $9.6 million; $0.4 million increase in fixed assets primarily due to increase in lease improvements and furniture and fixtures as we entered into a new lease agreement in December 2017 and relocated most of our corporate functions, including finance, legal, and R&D to a new office in Columbia, Maryland in March 2018; and $0.2 million increase in capitalized software development costs as more software reached development stage. These increases were offset by a decrease of $8.5 million net consideration related to the acquisition of Absolute in 2017.

For the nine months ended September 30, 2018 and 2017, cash provided by (used in) financing activities totaled $7.0 million and $(1.1) million, respectively. The increase in the cash inflow from financing activities was largely driven by the proceeds from issuance of a term loan of $10.2 million, net of discount and issuance costs, a decrease of $0.6 million in the Company's withholding of RSUs in order to pay employees' payroll withholding taxes on vested RSUs; the increase was partially offset by repayments of $1.2 million on the term loan and an increase of $1.3 million in contingent consideration payments to the former Hyperspring owners as we paid off the earnout.

At September 30, 2018, the Company had cash, cash equivalents and restricted cash of $9.8 million. The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.

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

On May 11, 2018, upon acquisition of True North, the Company drew down approximately $10.3 million to fund the transaction, $0.5 million of which was repaid to the Bank on the same day. At September 30, 2018, the outstanding balance of the long-term debt was $9.0 million.

At September 30, 2018, there were no outstanding borrowings on the RLOC and five letters of credit totaling $2.3 million. The amount available at September 30, 2018, after consideration of the letters of credit was approximately $2.7 million.

The credit facility agreement is subject to standard financial covenants and reporting requirements. At September 30, 2018, the Company was in compliance with its financial covenants.

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

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(518)	$(605)	$(1,033)	$(44)
Interest expense (income), net	114	(15)	153	(60)
(Benefit) provision for income taxes	314	92	124	399
Depreciation and amortization	914	247	1,858	754
EBITDA	824	(281)	1,102	1,049
Change in fair value of contingent consideration	-	139	-	436
Restructuring charges	70	-	1,177	45
Stock-based compensation expense	507	627	1,535	1,873
Impact of the change in fair value of derivative instruments	59	(71)	306	(226)
Acquisition-related expense	-	454	491	473
Bad debt expense due to customer bankruptcy	-	-	65	122
Adjusted EBITDA	$1,460	$868	$4,676	$3,772

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

(in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(518)	$(605)	$(1,033)	$(44)
Change in fair value of contingent consideration	-	139	-	436
Restructuring charges	70	-	1,177	45
Stock-based compensation expense	507	627	1,535	1,873
Impact of the change in fair value of derivative instruments	59	(71)	306	(226)
Acquisition-related expense	-	454	491	473
Amortization of intangible assets related to acquisitions	632	50	1,094	148
Bad debt expense due to customer bankruptcy	-	-	65	122
Adjusted net income	$750	$594	$3,635	$2,827

Diluted loss per common share	$(0.03)	$(0.03)	$(0.05)	$-

Adjusted earnings per common share – Diluted	$0.04	$0.03	$0.18	$0.14

Weighted average shares outstanding - Diluted(1)	20,166,912	19,702,742	19,932,921	19,601,661

(1) During the three and nine months ended September 30, 2018, the Company reported a GAAP net loss and positive adjusted net income. Accordingly, there were 380,024 and 312,714 dilutive shares from options and RSUs included in the adjusted earnings per common share calculation for the three and nine months ended September 30, 2018, that were considered anti-dilutive in determining the GAAP diluted loss per common share.

(1) During the three and nine months ended September 30, 2017, the Company reported a GAAP net loss and positive adjusted net income. Accordingly, there were 421,972 and 396,883 dilutive shares from options and RSUs included in the adjusted earnings per common share calculation for the three and nine months ended September 30, 2017, that were considered anti-dilutive in determining the GAAP diluted loss per common share.

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

On May 11, 2018, the Company completed the purchase of True North Consulting, LLC. True North constitutes 18% of total assets of the Company at September 30, 2018, and 5% of the Company's consolidated revenue for the nine months ended September 30, 2018. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired company's controls by the quarter-end, the Company's management has excluded True North from its evaluation of disclosure controls and procedures from the date of such acquisition through September 30, 2018.

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

Date:  November 14, 2018
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)