Form 10-Q
period 2019-03-31
GSE SYSTEMS INC
filed 2019-05-15
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit such files). Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer",  and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  [  ]  No [X]

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 Par Value	GVP	The NASDAQ Capital Market

There were 19,996,304 shares of common stock, with a par value of $0.01 per share outstanding as of April 30, 2019.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,346	$12,123
Contract receivables, net	18,636	21,077
Prepaid expenses and other current assets	1,953	1,800
Total current assets	31,935	35,000

Equipment, software, and leasehold improvements	5,516	5,293
Accumulated depreciation	(4,320)	(4,228)
Equipment, software, and leasehold improvements, net	1,196	1,065

Software development costs, net	596	615
Goodwill	16,709	13,170
Intangible assets, net	8,999	6,080
Deferred tax assets	7,589	5,461
Operating lease - right of use assets, net	4,331	-
Other assets	69	49
Total assets	$71,424	$61,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of debt issuance costs and original issue discount	$4,763	$1,902
Accounts payable	1,573	1,307
Accrued expenses	1,577	2,646
Accrued compensation	2,702	3,649
Billings in excess of revenue earned	7,511	10,609
Accrued warranty	1,123	981
Income taxes payable	1,382	1,176
Other current liabilities	1,148	60
Total current liabilities	21,779	22,330

Long-term debt, less current portion, net of debt issuance costs and original issue discount	17,341	6,610
Operating lease liabilities	3,703	-
Other liabilities	1,333	1,371
Total liabilities	44,156	30,311

Commitments and contingencies

Stockholders' equity:
Preferred stock $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 21,595,215 shares issued, 19,996,304 shares outstanding as of March 31, 2019; 60,000,000 shares authorized, 21,485,445 shares issued, 19,886,534 shares outstanding as of December 31, 2018	216	214
Additional paid-in capital	78,578	78,118
Accumulated deficit	(46,805)	(42,569)
Accumulated other comprehensive loss	(1,722)	(1,635)
Treasury stock at cost, 1,598,911 shares on March 31, 2019 and December 31, 2018	(2,999)	(2,999)
Total stockholders' equity	27,268	31,129
Total liabilities and stockholders' equity	$71,424	$61,440

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2019	2018

Revenue	$22,194	$22,895
Cost of revenue	17,458	17,997
Gross profit	4,736	4,898

Operating expenses:
Selling, general and administrative	4,423	4,527
Research and development	240	329
Restructuring charges	-	917
Loss on impairment	5,464	-
Depreciation	91	103
Amortization of definite-lived intangible assets	509	150
Total operating expenses	10,727	6,026

Operating loss	(5,991)	(1,128)

Interest (expense) income, net	(208)	22
Gain (loss) on derivative instruments, net	93	(156)
Other income, net	22	25
Loss before income taxes	(6,084)	(1,237)

(Benefit) provision for income taxes	(1,848)	259
Net loss	$(4,236)	$(1,496)

Basic loss per common share	$(0.21)	$(0.08)

Diluted loss per common share	$(0.21)	$(0.08)

Weighted average shares outstanding - Basic	19,950,746	19,514,385

Weighted average shares outstanding - Diluted	19,950,746	19,514,385

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net loss	$(4,236)	$(1,496)
Cumulative translation adjustment	(87)	(45)
Comprehensive loss	$(4,323)	$(1,541)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total
Balance, January 1, 2019	21,485	$214	$78,118	$(42,569)	$(1,635)	(1,599)	$(2,999)	$31,129

Stock-based compensation expense	-	-	570	-	-	-	-	570
Common stock issued for options exercised	2	1	41	-	-	-	-	42
Common stock issued for RSUs vested	108	1	(1)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(150)	-	-	-	-	(150)
Foreign currency translation adjustment	-	-	-	-	(87)	-	-	(87)
Net loss	-	-	-	(4,236)	-	-	-	(4,236)
Balance, March 31, 2019	21,595	$216	$78,578	$(46,805)	$(1,722)	(1,599)	$(2,999)	$27,268

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total
Balance, January 1, 2018	21,024	$210	$76,802	$(42,870)	$(1,471)	(1,599)	$(2,999)	$29,672

Cumulative effect of adopting ASC 606	-	-	-	655	-	-	-	655
Stock-based compensation expense	-	-	595	-	-	-	-	595
Common stock issued for options exercised	110	1	56	-	-	-	-	57
Common stock issued for RSUs vested	82	1	(1)	-	-	-	-	-
Vested RSU shares withheld to pay taxes	-	-	(76)	-	-	-	-	(76)
Foreign currency translation adjustment	-	-	-	-	(45)	-	-	(45)
Net loss	-	-	-	(1,496)	-	-	-	(1,496)
Balance, March 31, 2018	21,216	$212	$77,376	$(43,711)	$(1,516)	(1,599)	$(2,999)	$29,362

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,236)	$(1,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment	5,464	-
Depreciation	91	103
Amortization of definite-lived intangible assets	509	150
Amortization of capitalized software development costs	129	118
Change in fair value of contingent consideration	(1,200)	-
Stock-based compensation expense	597	627
(Gain) loss on derivative instruments, net	(93)	156
Deferred income taxes	(2,128)	(90)
Changes in assets and liabilities:
Contract receivables, net	5,388	(4,683)
Prepaid expenses and other assets	439	(12)
Accounts payable, accrued compensation, and accrued expenses	(2,446)	647
Billings in excess of revenue earned	(3,185)	(1,127)
Accrued warranty	62	(75)
Other liabilities	23	154
Cash used in operating activities	(586)	(5,528)

Cash flows from investing activities:
Capital expenditures	(11)	(318)
Capitalized software development costs	(110)	(105)
Acquisition of DP Engineering, net of cash acquired	(13,521)	-
Cash used in investing activities	(13,642)	(423)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	14,263	-
Repayment of long-term debt	(671)	-
Proceeds from issuance of common stock on the exercise of stock options	42	57
Contingent consideration payments to former owners of Hyperspring, LLC	-	(1,701)
Shares withheld to pay taxes	(150)	(76)
Cash provided by (used in) financing activities	13,484	(1,720)

Effect of exchange rate changes on cash	(33)	10
Net decrease in cash, cash equivalents and restricted cash	(777)	(7,661)
Cash, cash equivalents, and restricted cash, beginning balance	12,123	20,071
Cash, cash equivalents, and restricted cash, ending balance	$11,346	$12,410

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation
GSE is a leading provider of professional and technical engineering, staffing services, and simulation software to clients in the power and process industries. References in this report to “GSE,” the “Company,” “we” and “our” are to GSE Systems and its subsidiaries, collectively.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying balance sheet data for the year ended December 31, 2018 was derived from our audited financial statements, but it does not include all disclosures required by U.S. GAAP.
The results of operations for interim periods are not necessarily an indication of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 27, 2019.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to revenue recognition on contracts with customers, allowance for doubtful accounts, product warranties, valuation of goodwill and intangible assets acquired including impairment test, valuation of long-lived assets to be disposed of, valuation of contingent consideration issued in business acquisitions, valuation of stock-based compensation awards, and the recoverability of deferred tax assets. Actual results could differ from these estimates and those differences could be material.
Revenue recognition

The Company derives its revenue through three broad revenue streams: 1) System Design and Build (SDB), 2) Software, and 3) Training and Consulting services. We recognize revenue from SDB and software contracts mainly through the Performance Improvement Solutions segment and the training and consulting service contracts through both the Performance Improvement Solutions ("Performance") segment and Nuclear Industry Training and Consulting ("NITC")segment.

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

The contracts within the training and consulting services revenue stream are either time and materials (T&M) based or fixed-price based. Under a typical T&M contract, the Company is compensated based on the number of hours of approved time provided by temporary workers and the bill rates which are fixed by type of work, as well as approved expenses incurred. Customers are billed on a regular basis, such as weekly, biweekly or monthly. In accordance with Accounting Standards Codification (ASC) 606-10-55-18, Revenue from contracts with customers, we elected to apply the "right to invoice" practical expedient, under which we recognize revenue in the amount to which we have the right to invoice. The invoice amount represents the number of hours of approved time worked by each temporary worker multiplied by the bill rate for the type of work, as well as approved expenses incurred. Under a typical fixed-price contract, we recognize the revenue using the completed contract method as we are not able to reasonably estimate costs to complete and contracts typically have a term of less than one month.

For contracts with multiple performance obligations, we allocate the contract price to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers.

2.	Recent Accounting Pronouncements
Accounting pronouncements recently adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2016-02, Leases (Topic 842), a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest applicable period presented in the consolidated financial statements, with certain practical expedients available.

The Company adopted the new standard using the modified retrospective approach effective on January 1, 2019. The Company's adoption included lease codification improvements that were issued by the FASB through March 2019.

The FASB made available several practical expedients in adopting the new lease accounting guidance. The Company elected the package of practical expedients permitted under the transition guidance within the amended guidance, which among other things, allowed registrants to carry forward historical lease classification. The Company elected the practical expedient that allows the combination of both lease and non-lease components as a single component and account for it as a lease for all classes of underlying assets. The Company elected not to apply the new guidance to short term leases with an initial term of twelve months or less. The Company recognizes those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company elected to use a single discount rate for a portfolio of leases with reasonably similar characteristics.

The most significant impact was the recognition of ROU assets and related lease liabilities for operating leases on the consolidated balance sheets. The Company recognized ROU assets and related lease liabilities of $2.7 million and $3.0 million respectively, related to operating lease commitments, as of January 1, 2019. The operating lease ROU asset represents the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. The new guidance did not have a material impact on the Company's cash flows or results of operations. See Note 17 of the consolidated financial statements.

Accounting pronouncements not yet adopted

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04).  ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019. We are currently evaluating the potential impact of the adoption of ASU 2017-04 on our consolidated financial statements.

3.	Basic and Diluted Loss per Common Share

Basic loss per share is computed by dividing net loss by weighted average number of outstanding shares of common stocks outstanding for the period. Diluted net loss per share adjusts the weighted average shares outstanding for the potential dilution that could occur if outstanding vested stock options were exercised and restricted stock units ("RSU") were vested, unless the impact of potential dilutive common shares outstanding has an anti-dilutive impact on diluted net loss per share. Since we experienced a net loss for both periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the three months ended March 31, 2019 and 2018 excludes the impact of potentially dilutive common shares related to the exercise of outstanding stock options and the vesting of RSUs since those shares would have an anti-dilutive effect on loss per share.

The weighted average number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three months ended
	March 31,
	2019	2018
Numerator:
Net loss	$(4,236)	$(1,496)

Denominator:
Weighted-average shares outstanding for basic loss per share	19,950,746	19,514,385

Effect of dilutive securities:
Stock options and restricted stock units	-	-

Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	19,950,746	19,514,385

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	237,834	763,200

4.	Acquisitions
2019 Acquisition
DP Engineering
On February 15, 2019, through its wholly-owned subsidiary Performance Solutions, the Company entered into a membership interest purchase agreement with Steven L. Pellerin, Christopher A. Davenport, and DP Engineering (the “DP Engineering Purchase Agreement”), to purchase 100% of the membership interests in DP Engineering for $13.5 million. The purchase price is subject to customary pre- and post-closing working capital adjustments plus an additional earn-out amount not to exceed $5 million, potentially payable in 2020 and 2021 depending on DP Engineering’s satisfaction of certain targets for adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") in calendar years 2019 and 2020, respectively.  The acquisition was completed through the drawdown of $14.3 million (including transaction costs) of the term loan. An escrow of approximately $1.7 million was funded at the closing and is available to GSE to satisfy indemnification claims for 18 months after the closing.
DP Engineering is a provider of value-added technical engineering solutions and consulting services to nuclear power plants with an emphasis on preparation and implementation of design modifications during plant outages, which is in line with our Performance  segment.  Located in Fort Worth, Texas, DP Engineering is well-regarded as a leading service provider to the nuclear power industry, having been designated an “engineer of choice” by two large power generation companies.  The Company's allocation of the purchase price remains preliminary and the net assets are subject to adjustments within the measurement period, which is not to exceed one year from the acquisition date.
Based on preliminary forecasted adjusted EBITDA of DP Engineering for year 2019 and 2020, as of the acquisition date, the estimated fair value of the total earn-out amount was $1.2 million.
The following table summarizes the calculation of adjusted purchase price as of the acquisition date (in thousands):
Base purchase price per agreement	$13,500
Pre closing working capital adjustment	155
Fair value of contingent consideration	1,200
Total purchase price	$14,855

The following table summarizes the consideration paid to acquire DP Engineering and the preliminary fair value of the assets acquired and liabilities assumed at the date of the transaction. Due to the recent completion of the acquisition, the Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair value. As of March 31, 2019, the Company had not finalized the determination of the fair value allocated to various assets and liabilities, including, but not limited to, contract receivables, prepaid expenses and other current assets, intangible assets, accounts payable, accrued expenses, contingent consideration, accrued compensation and the residual amount allocated to goodwill. The following amounts except for cash are all reflected in the consolidated statement of cash flows within the "Acquisition of DP Engineering, net of cash acquired" line caption.
(in thousands)
Total purchase price	$14,855
Purchase price allocation:
Cash	134
Contract receivables	2,934
Prepaid expenses and other current assets	209
Property, and equipment, net	210
Intangible assets	6,798
Other assets	1,806
Accounts payable and accrued expenses	(1,375)
Other liabilities	(1,494)
Total identifiable net assets	9,222
Goodwill	5,633
Net assets acquired	$14,855

The fair value of the assets acquired includes gross trade receivables of $2.9 million, of which the Company expects to collect in full. GSE did not acquire any other class of receivable as a result of the acquisition of DP Engineering.
DP Engineering contributed revenue of $1.6 million to GSE for the period from February 15, 2019 to March 31, 2019.
The goodwill is primarily attributable to value-added technical engineering solutions and consulting services to nuclear power plants with an emphasis on preparation and implementation of design modification during plant outages, and the workforce of the acquired business and the significant synergies expected to arise after the acquisition of DP Engineering. The total amount of goodwill is expected to be tax deductible. All of the $5.6 million of goodwill was assigned to our Performance segment. As discussed above, the goodwill amount is provisional pending receipt of the final valuations of various assets and liabilities and is subject to adjustments within the measurement period, which is not to exceed one year from the acquisition date.
The Company identified other intangible assets of $6.8 million, including customer contracts and relationships, tradename, and non-compete agreements, with amortization periods of five to fifteen years. Please see Note 9 for further analysis on the carrying amount change due to impairment on goodwill and definite-lived intangible assets at March 31, 2019.
The following table summarizes the fair value of intangible assets acquired at the date of acquisition and the related weighted average amortization period:
Intangible Assets	Weighted average amortization period	Fair Value
	(in years)	(in thousands)
Customer relationships	15	$4,898
Tradename	10	1,172
Non-compete agreements	5	728
Total		$6,798

2018 Acquisition
True North
On May 11, 2018, GSE, through its wholly-owned subsidiary Performance Solutions, entered into a membership interest purchase agreement with Donald R. Horn, Jenny C. Horn, and True North Consulting LLC (the "True North Purchase Agreement") to purchase 100% of the membership interests in True North Consulting LLC (True North) for $9.75 million. The purchase price was subject to customary pre- and post-closing working capital adjustments, resulting in total consideration of $9.9 million. The True North Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations. An escrow of $1.5 million was funded from the cash paid to the sellers of True North at the closing and is available to GSE to promote retention of key personnel and satisfy indemnification claims for 18 months after the closing. The acquisition of True North was completed on an all-cash transaction basis. In connection with the acquisition, we issued a $10.3 million term loan to finance the transaction (including the transaction costs). See note 14, for further details of the loan.
True North is a provider of technical engineering solutions to nuclear and fossil fuel power plants with an emphasis on regulatory-driven ASME code programs. Located in Montrose, Colorado, True North is a well-regarded service provider to leading companies in the power industry. The acquisition of True North is expected to broaden our engineering services offering, expand our relationships with several of the largest nuclear energy providers in the United States, and add a highly specialized, complementary talent pool to our employee base.
The following table summarizes the consideration paid to acquire True North and the preliminary fair value of the assets acquired and liabilities assumed at the date of the transaction. The Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair value. As of March 31, 2019, the Company had not finalized the determination of the fair value allocated to various assets and liabilities, including, but not limited to, contract receivables, prepaid expenses and other current assets, intangible assets, accounts payable, accrued expenses, accrued compensation and the residual amount allocated to goodwill.

(in thousands)

Total purchase price	$9,915

Purchase price allocation:
Cash	306
Contract receivables	1,870
Prepaid expenses and other current assets	8
Property, and equipment, net	1
Intangible assets	5,088
Accounts payable, accrued expenses	(1,744)
Accrued compensation	(353)
Total identifiable net assets	5,176
Goodwill	4,739
Net assets acquired	$9,915

The fair value of the assets acquired includes gross trade receivables of $1.9 million, of which the Company has collected in full as of March 31, 2019. GSE did not acquire any other class of receivable as a result of the acquisition of True North.

The goodwill is primarily attributable to a broader engineering service offering to new and existing customers, the workforce of the acquired business and the significant synergies expected to arise after the acquisition of True North. The total amount of goodwill is expected to be tax deductible. All of the $4.7 million of goodwill was assigned to our Performance segment. The Company is still evaluating the impact of the True North acquisition on our reporting units. As discussed above, the goodwill amount is provisional pending receipt of the final valuations of various assets and liabilities.

The Company identified other intangible assets of $5.1 million, including customer relationships, tradename, non-compete agreements, and alliance agreements, with amortization periods of four to fifteen years. The fair value of the intangible assets is provisional pending receipt of the final valuations for these assets.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for GSE, True North, and DP Engineering as if the business combinations had occurred on January 1, 2018.

	Three months ended March 31,
	2019	2018
Revenue	$25,178	$29,889
Net loss	(3,451)	(3,629)

The pro forma financial information for all periods presented has been calculated after applying GSE's accounting policies and has also included pro forma adjustments resulting from these acquisitions, including amortization charges of the intangible assets identified from these acquisitions, interest expenses related to the financing transaction in connection with the acquisition of DP Engineering, and the related tax effects as if aforementioned companies were combined as of January 1, 2018.

For the three months ended March 31, 2019, the Company has incurred $0.6 million of transaction costs related to the acquisition of DP Engineering. Due to a triggering event occurred after the acquisition as depicted in Note 9, an impairment test was conducted, which resulted in substantially writing down the estimated fair value of goodwill and definite-lived intangible assets initially recognized upon the acquisition. These expenses are included in general and administrative expense on GSE's consolidated statements of operations and are reflected in pro forma loss for the three months ended March 31, 2019, in the table above.
The pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had been completed on January 1, 2018, nor is it intended to be an indication of future operating results.

5.	Restructuring Activities

On December 27, 2017, the board of GSE Systems approved an international restructuring plan to streamline and optimize the Company's global operations. Beginning in December 2017, GSE has been in the process of consolidating its engineering services and R&D activities to Maryland and ceasing an unprofitable non-core business in the United Kingdom (UK). As a result, the Company closed its offices in Nyköping, Sweden; Chennai, India; and Stockton-on-Tees, UK. These actions are designed to improve Company productivity by eliminating duplicate employee functions, increasing GSE's focus on its core business, improving efficiency and maintaining the full range of engineering capabilities while reducing costs and organizational complexity.
GSE eliminated approximately 40 positions since 2017 due to these changes, primarily in Europe and India, and will undertake other cost-savings measures. The restructuring plan is expected to be completed by the end of 2019. As a result of these efforts, GSE expects to record a total restructuring charge of approximately $2.2 million, primarily related to workforce reductions, contract termination costs and asset write-offs due to the exit activities. As of March 31, 2019, we had recorded total restructuring charges totaling $2.0 million since 2017. We incurred no costs during the three months ended March 31, 2019. We recognized $1.3 million of restructuring cost for the year ended December 31, 2018. In addition to the total recognized restructuring costs, the Company has an estimated $1.7 million of cumulative translation adjustments that will be charged against net loss and an estimated $1.0 million of tax benefits that will be realized upon liquidation of these foreign entities. GSE expects to recognize the remaining restructuring costs, currency translation adjustments and tax benefits by the end of 2019.
For the three months ended March 31, 2019,  we made payments related to our restructuring for employee termination benefits for the amount of $52,000 that have been previously accrued. The accrued employee termination benefits were included in "accrued compensation", and the accrued lease termination costs were included in "accrued expenses" in the consolidated balance sheets.
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

Upon the acquisition of DP Engineering on February 15, 2019, the Company recognized the estimated fair value of contingent consideration for $1.2 million. At March 31, 2019, due to a triggering event as depicted in Note 9, an impairment test was conducted on DP Engineering's goodwill and definite-lived intangible assets and determined $1.2 million of fair value of contingent consideration recognized upon acquisition of DP Engineering has reduced to zero due to the triggering event as depicted in Note 9. There was no contingent liability outstanding as of March 31, 2019.

During the three months ended March 31, 2018, the Company made payment of $1.7 million to pay off the remaining contingent consideration, related to the acquisition of Hyperspring in 2014. There was no contingent liability as of March 31, 2018.

7.	Contract Receivables
Contract receivables represent the Company's unconditional rights to consideration due from a broad base of both domestic and international customers. All contract receivables are considered to be collectible within twelve months.

The components of contract receivables are as follows:

(in thousands)	March 31,	December 31,
	2019	2018

Billed receivables	$10,205	$15,998
Unbilled receivables	8,859	5,506
Allowance for doubtful accounts	(428)	(427)
Total contract receivables, net	$18,636	$21,077

Management reviews collectability of receivables periodically and records an allowance for doubtful accounts to reduce our receivables to their net realizable value when it is probable that the Company will not be able to collect all amounts according to the contractual terms of the receivable. The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, specific identification and review of customer accounts. During the three months ended March 31, 2019 and 2018, the Company did not record any allowances for doubtful accounts. The minor fluctuation on the balance of allowances for doubtful accounts was due to foreign currency exchange rate.

During April 2019, the Company invoiced $6.2 million of the unbilled amounts related to the balance at March 31, 2019.

As of March 31, 2019, the Company had two customers that accounted for 18.7% and 20.2% of its consolidated contract receivables, respectively. As of December 31, 2018, the Company had one customer that accounted for 16.8% of its consolidated contract receivables.
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

Software development costs capitalized were approximately $110,000 and $105,000 for the three months ended March 31, 2019 and 2018, respectively.  Total amortization expense was approximately $129,000 and $118,000 for the three months ended March 31, 2019 and 2018, respectively.

9.	Goodwill and Intangible Assets
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

On February 15, 2019, we acquired DP Engineering (as depicted in Note 4) and preliminarily recorded goodwill and identified intangible assets as part of the acquisition. On February 23, 2019, an unexpected event occurred at one of DP Engineering's significant customers and all pending work for that customer was suspended pending a root cause analysis on February 28, 2019. While that analysis is now complete, and virtually all of the suspended projects have been restarted, the customer has indicated that DP Engineering will be suspended from obtaining new projects for up to six months from the date of original notice of suspension or approximately September 2019. While the Company and DP Engineering are working to rehabilitate the customer relationship, the Company determined that the notice of suspension was a triggering event necessitating an interim goodwill impairment test.
On May 10, 2019, the Company determined that a material impairment had occurred, requiring an interim assessment for impairment to be completed related to both $5.6 million of goodwill recorded and $6.8 million of definite-lived intangible assets in the acquisition.
The impairment test was based on income based approach with discounted cash flow method and market based approach with guideline public company method and merger and acquisition method.
The preliminary result of the interim impairment testing indicated that the current estimated fair value of goodwill recorded from the acquisition of DP Engineering had declined below its initial estimated fair value at the acquisition date. As a result, the Company recognized an impairment charge of $2.1 million to write down the goodwill on DP Engineering. The fair value of goodwill recognized from the acquisition of DP Engineering is still provisional and subject to further measurement period adjustment based upon the preliminary purchase price allocation. The Company determined that the impact of the suspension of obtaining new contracts from that customer resulted in a material downward revision to DP Engineering's revenue and profitability forecasts when compared to the acquisition date valuation. The impairment charge on goodwill was recorded within "Loss on impairment" in our consolidated statements of operations.
Changes in the net carrying amount of goodwill from December 31, 2018 through March 31, 2019 were due to the acquisition of DP Engineering, and were comprised of the following items:
(in thousands)
	Performance Improvement Solutions	Nuclear Industry Training and Consulting	Total
Balance, January 1, 2019	$4,739	$8,431	$13,170
Acquisition	5,633	-	5,633
Dispositions	-	-	-
Goodwill impairment loss	(2,094)	-	(2,094)
Balance, March 31, 2019	$8,278	$8,431	$16,709

Intangible Assets Subject to Amortization
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

As discussed in Note 4, Acquisitions, we recognized definite-lived intangible assets of $6.8 million upon acquisition of DP Engineering on February 15, 2019, including customer contracts and relationships, trademarks and non-compete agreements, with amortization periods of five to fifteen years. Amortization of our definite-lived intangible assets is recognized on a straight-line basis over the estimate useful life of the associated assets.
As described above, following a February 23, 2019 event occurred at a customer location and subsequent receipt of a suspension notice on February 28, 2019, the Company has concluded that DP Engineering's relationship with a significant customer has been adversely impacted. The DP Engineering customer contracts and relationships were the major definite-lived intangible assets that were recognized upon the acquisition of DP Engineering. Accordingly, the Company determined that, in addition to the above describe testing of a potential impairment of goodwill, an interim definite-lived intangible asset impairment test was also necessary.
Therefore, the impairment test of the definite-lived intangible assets recognized upon the acquisition of DP Engineering was also conducted.
The interim impairment test was based on the present value of revised cash flow projected for five to fifteen years. The result of the impairment test indicated that the current estimated fair value of noted definite-lived intangible assets had declined below their initial estimated fair value. As a result, the Company recognized an impairment charge of $3.4 million. The fair value of definite-lived intangible assets recognized upon the acquisition of DP Engineering is still provisional and subject to further measurement period adjustment according to purchase price allocation. The impairment charge of $3.4 million on definite-lived intangible assets were recorded within "Loss on impairment" in our consolidated statements of operations.

Changes in the gross carrying amount, accumulated amortization, addition and impairment of definite-lived intangible assets from December 31, 2018 through March 31, 2019 was comprised of the following items:

(in thousands)
	For the Three Months Ended March 31, 2019
	Beginning Gross	Accumulated	Addition	Impairment	Net
	Carrying Amount	Amortization
Amortized intangible assets:
Customer relationships	$6,831	$(2,745)	$4,898	$(3,370)	$5,614
Trade names	1,295	(405)	1,172	-	2,062
Developed technology	471	(471)			-
Non-contractual customer relationships	433	(433)			-
Noncompete agreement	221	(61)	728	-	888
Alliance agreement	527	(92)			435
Others	167	(167)			-
Total	$9,945	$(4,374)	$6,798	$(3,370)	$8,999

(in thousands)	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$6,831	$(2,375)	$4,456
Trade names	1,295	(318)	977
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreement	221	(35)	186
Alliance agreement	527	(66)	461
Others	167	(167)	-
Total	$9,945	$(3,865)	$6,080

Amortization expense related to definite-lived intangible assets totaled $0.5 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years:
(in thousands)
Years ended December 31:
2019 (remainder)	$1,536
2020	1,973
2021	1,470
2022	1,152
2023	868
Thereafter	2,000
Total	$8,999

10.	Fair Value of Financial Instruments
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
Level 2:  inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  A Level 2 input must be observable for substantially the full term of the asset or liability. The Monte Carlo model was used to calculate the fair value of level 2 instrument liability award. The inputs used are current stock price, expected term, risk-free rate, number of trials, volatility and interest rates.
Level 3:  inputs are unobservable and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. The contingent consideration was based on EBITDA.
At March 31, 2019, and December 31, 2018, the Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate fair value based upon their short-term nature.
As of March 31, 2019, the Company had four standby letters of credit totaling $1.9 million which represent performance bonds on three contracts.
For the three months ended March 31, 2019, the Company did not have any transfers between fair value Level 1, Level 2 or Level 3.  The Company did not hold any non-financial assets or non-financial liabilities subject to fair value measurements on a recurring basis at March 31, 2019.

The following table presents assets and liabilities measured at fair value at March 31, 2019:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$825	$-	$-	$825
Foreign exchange contracts	-	145	-	145
Total assets	$825	$145	$-	$970

Liability awards	$-	$(232)	$-	$(232)
Interest rate swap contract	-	(128)	-	(128)
Total liabilities	$-	$(360)	$-	$(360)

Money market funds at both March 31, 2019 and December 31, 2018 are included in cash and cash equivalents in the respective consolidated balance sheets.

The following table presents assets and liabilities measured at fair value at December 31, 2018:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$824	$-	$-	$824
Foreign exchange contracts	-	43	-	43
Total assets	$824	$43	$-	$867

Liability awards	$-	$(118)	$-	$(118)
Interest rate swap contract	-	(103)	0	(103)
Total liabilities	$-	$(221)	$0	$(221)

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the three months ended March 31, 2019:

(in thousands)
Balance, January 1, 2019	$-
Issuance of contingent consideration in connection with acquisitions	1,200
Change in fair value	(1,200)
Balance, March 31, 2019	$-

11.	Derivative Instruments

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

As of March 31, 2019, the Company had foreign exchange contracts outstanding of approximately 3.2 million Euro. The contracts expire on various dates through December 2020. At December 31, 2018, the Company had contracts outstanding of approximately 3.2 million Euro at fixed rates.

Interest Rate Risk Management

As discussed in Note 13, the Company entered into a term loan to finance the acquisition of True North in May 2018. The loan bears interest at adjusted one-month LIBOR plus a margin ranging between 2% and 2.75% depending on the overall leverage ratio of the Company. As part of our overall risk management policies, in June 2018, the Company entered into a pay-fixed, receive-floating interest rate swap contract with a notional amount of $9.0 million to reduce the impact associated with interest rate fluctuations. The notional value amortizes monthly in equal amounts based on the five-year principal repayment terms. The terms of the swap require the Company to pay interest on the basis of a fixed rate of 3.02%, and the Company will receive interest on the basis of one-month USD-LIBOR-BBA-Bloomberg.

The Company reports all derivatives at fair value. These contracts are recognized as either assets or liabilities, depending upon the derivative’s fair value. The estimated net fair values of the derivative contracts on the consolidated balance sheets are as follows:

	March 31,	December 31,
(in thousands)	2019	2018
Prepaid expenses and other current assets
Foreign exchange contracts	$145	$43
Total asset derivatives	145	43

Other liabilities
Interest rate swaps	(128)	(103)
Total liability derivatives	(128)	(103)

Net fair value	$17	$(60)

The Company has not designated the derivative contracts as hedges. The changes in the fair value of the derivative contracts are included in gain (loss) on derivative instruments, net, in the consolidated statements of operations.

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

For the three months ended March 31, 2019 and 2018, the Company recognized net gain (loss) on its derivative instruments as outlined below:

	Three months ended March 31,
(in thousands)	2019	2018
Interest rate swap - change in fair value	$(26)	$-
Foreign exchange contracts - change in fair value	102	(118)
Remeasurement of related contract receivables, and billings in excess of revenue earned	17	(38)
Gain (loss) on derivative instruments, net	$93	$(156)

12.	Stock-Based Compensation

The Company recognizes stock-based compensation expense for all equity-based awards issued to employees, directors and non-employees that are expected to vest. Stock-based compensation expense is based on the fair value of awards as of the grant date.  The Company recognized $570,000 and $595,000 of stock-based compensation expense related to equity awards for the three months ended March 31, 2019 and 2018, respectively, under the fair value method. In addition to the stock-based compensation expense recognized, the Company also recognized $27,000 and $32,000 of expense related to the change in the fair value of cash-settled restricted stock units (RSUs) during the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, the Company granted approximately three hundred thousand time-vesting RSUs to employees with an aggregate fair value of $0.8 million. During the three months ended March 31, 2018, the Company granted approximately two hundred thousand time-vesting RSUs to employees with an aggregate fair value of $0.7 million. A portion of the time-vesting RSUs vest quarterly in equal amounts over the course of eight quarters and the remainder vest annually in equal amounts over the course of three years. The fair value of the time-vesting RSUs is expensed ratably over the requisite service period, which ranges from one to three years.

The Company's 1995 long-term incentive program (LTIP) provides for the issuance of performance-vesting and time-vesting restricted stock units to certain executives and other Company employees. Vesting of the performance-vesting restricted stock units (PRSU's) is contingent upon the employee's continued employment and the Company's achievement of certain performance goals during designated performance period as established by the Compensation Committee of the Board of Directors. We recognize compensation expense, net of estimated forfeitures, for PRSU's on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PRSUs that are  expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.
During the three months ended March 31, 2019, the Company granted approximately three hundred fifty thousand performance-vesting RSUs to employees with an aggregate fair value of $0.9 million. During three months ended March 31, 2018, the Company did not grant any performance-vesting RSUs. The Company did not any grant stock options for the three months ended March 31, 2019 and 2018.

13.	Debt

The Company entered into a three-year, $5.0 million revolving line of credit facility (RLOC) with Citizens Bank, National Association (the Bank) on December 29, 2016, to fund general working capital needs, including acquisitions. On May 11, 2018, GSE  entered into an Amended and Restated Credit and Security Agreement (the Credit Agreement) with the Bank, amending and restating the Company's existing Credit and Security Agreement with the Bank, which included a $5.0 million asset-based revolving credit facility between the Company and the Bank, to now include (a) a $5.0 million revolving credit facility not subject to a borrowing base, including a letter of credit sub-facility, and (b) a $25.0 million delayed draw term loan facility available to be drawn upon for up to 18 months and to finance certain permitted acquisitions by the Company. The credit facilities mature in five years and bear interest at one-month LIBOR plus a margin that varies depending on the overall leverage ratio of the Company and its subsidiaries. Revolving loans are interest-only with principal due at maturity, while term loans require monthly payments of principal and interest based on an amortization schedule. The Company's obligations under the Credit Agreement are guaranteed by the Company's wholly-owned subsidiaries. The credit facilities are secured by liens on all assets of the Company. Attendant to the Company's acquisition of DP Engineering, the Company and the Bank entered into a Third Amendment and Reaffirmation Agreement and a Fourth Amendment and Reaffirmation Agreement on February 15, 2019 and March 20, 2019, respectively.

RLOC

We intend to continue using the RLOC for short-term working capital needs and the issuance of letters of credit in connection with business operations. Letter of credit issuance fees range between 1.25% and 2% depending on the Company’s overall leverage ratio, and the Company pays an unused RLOC fee quarterly based on the average daily unused balance.

At March 31, 2019, there were no outstanding borrowings under the RLOC and four letters of credit totaling $1.9 million. The amount available at March 31, 2019, after consideration of letters of credit was approximately $3.1 million.

Term Loan

As discussed in Note 4, we acquired DP Engineering on February 15, 2019 for approximately $13.5 million in cash. The purchase price was subject to customary pre- and post-closing working capital adjustments plus an additional earn-out amount not to exceed $5.0 million potentially payable in 2020 and 2021. We drew down $14.3 million to finance the acquisition of DP Engineering. The loan bears interest at the adjusted one-month LIBOR plus a margin ranging between 2% and 2.75% depending on the overall leverage ratio of the Company and matures in five years.

As discussed in Note 4, we also acquired True North on May 11, 2018 for approximately $9.75 million in cash.  The purchase price was subject to customary pre and post-closing working capital adjustments. We drew down $10.3 million to finance the acquisition of True North, $0.5 million of which was repaid to the Bank on the same day. The loan bears interest at the adjusted one-month LIBOR plus a margin ranging between 2% and 2.75% depending on the overall leverage ratio of the Company and matures in five years. We also incurred $70,000 debt issuance costs and $75,000 loan origination fees related to the Credit Agreement. Debt issuance costs and loan origination fees are reported as a direct deduction from the carrying amount of the loan and are amortized over the term of the loan using the effective interest method.

The outstanding long-term debt under the delayed draw term loan facility was as follows:

(in thousands)	March 31, 2019	December 31, 2018
Long-term debt, net of discount	$22,104	$8,512
Less: current portion of long-term debt	(4,763)	1,902
Long-term debt, less current portion	$17,341	$6,610

The Credit Agreement contains customary covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company's ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions after any applicable grace period could result in the obligations under the Credit Agreement becoming immediately due and payable and termination of the credit facilities. In addition to non-compliance with covenants and restrictions, the Credit Agreement also contains other customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the Bank may declare the obligations under the Credit Agreement to be immediately due and payable and may terminate the credit facilities. At March 31, 2019, the Company was in compliance with its financial covenants.

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

(in thousands)

Balance, January 1, 2019	$1,621
Current period provision	89
Current period claims	(27)
Currency adjustment	2
Balance at March 31, 2019	$1,685

15.	Revenue

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

The following table represents a disaggregation of revenue by type of goods or services for the three months ended March 31, 2019 and 2018, along with the reportable segment for each category:

(in thousands)
	Three months ended March 31,
	2019	2018
Performance Improvement Solutions segment
System Design and Build	$6,442	$7,495
Software	749	869
Training and Consulting Services	4,999	1,537

Nuclear Industry Training and Consulting segment
Training and Consulting Services	10,004	12,994
Total revenue	$22,194	$22,895

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

The following table reflects the balance of contract liabilities and the revenue recognized in the reporting period that was included in the contract liabilities from contracts with customers:

(in thousands)
	March 31, 2019	December 31, 2018
Billings in excess of revenue earned (BIE)	$7,511	$10,609
Revenue recognized in the period from amounts included in BIE at the beginning of the period	$5,040	11,275

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

For the three months ended March 31, 2019, the Company recognized revenue of $0.8 million related to performance obligations satisfied in previous periods.

As of March 31, 2019, the aggregate amount of transaction price allocated to the remaining performance obligations of SDB, software and fixed-price training and consulting services contracts is $33.7 million. The Company will recognize the revenue as the performance obligations are satisfied, which is expected to occur over the next 12 months.

16.	Income Taxes

The following table presents the (benefit) provision for income taxes and the effective tax rates:

(in thousands)	Three months ended March 31,
	2019	2018
(Benefit) provision for income taxes	$(1,848)	$259
Effective tax rate	30.4%	(20.9)%

The Company's income tax (benefit) provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. Tax expense in 2019 is comprised mainly of the tax impact of the loss for impairment, federal income tax expense, foreign income tax expense, and state tax expense. Tax expense in 2018 is comprised mainly of federal income tax expense, foreign income tax expense, and state tax expense.

Our effective tax rate was 30.4% for the three months ended March 31, 2019. For the three months ended March 31, 2019, the difference between our effective tax rate of 30.4% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in valuation allowance in our China subsidiary, discrete item adjustments for the U.S. and foreign taxes, including the tax impact of the loss for impairment, and the excess book deduction related to stock options and restricted stock units that were exercised or vested during the quarter. For the three months ended March 31, 2018, the difference between the effective tax rate of (20.9)% and the U.S. statutory federal income tax rate of 21% was primarily due to our China subsidiary which had taxable income for the three months ended March 31, 2018 and the accruals related to uncertain tax positions for certain foreign tax contingencies.

Because of its net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from the year 2000 and forward. The Company is subject to foreign tax examinations by tax authorities for years 2011 forward for Sweden, 2015 forward for China, 2015 forward for India, and 2016 forward for the UK.

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

The Company recognizes deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. The Company has evaluated all positive and negative evidence and determined that it will continue to assess a full valuation allowance on its India, Swedish and U.K. net deferred assets as of March 31, 2019.  The Company has determined that it will continue to assess a valuation allowance on its China deferred tax asset related to transfer pricing. The Company has determined that it is more likely than not that it will realize the benefits of its deferred taxes in the U.S.

17.	Leases

The Company maintains leases of office facilities and equipment. Leases generally have remaining terms of one year to six years, whereas leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. The Company recognizes lease expense for minimum lease payments on a straight-line basis over the term of the lease. Certain leases include options to renew or terminate. Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease, with renewal periods generally ranging from one year to five years. The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disruption to operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease.
Upon the adoption of the new lease standard ASU 2016-02, on January 1, 2019, the Company elected the package of practical expedients permitted under the transition guidance within the amended guidance, which among other things, allowed registrants to carry forward historical lease classification. Accordingly, all existing leases that were classified as operating leases by the Company historically, were classified as operating leases.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU assets represent the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. The Company's real estate leases, which are comprised primarily of office spaces, represent a majority of the lease liability. The majority of our lease payments are fixed, although an immaterial portion of payments are variable in nature. Variable lease payments vary based on changes in facts and circumstances related to the use of the ROU and are recorded as incurred. The Company uses an incremental borrowing rate based on rates available at commencement in determining the present value of future payments.
The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. The Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Lease contracts are evaluated at inception to determine whether they contain a lease, where the Company obtains the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets (in thousands):

Operating Leases	Classification	March 31, 2019
Leased Assets
Operating lease - right of use assets	Long term assets	$4,331

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	1,088
Operating lease liabilities	Long term liabilities	3,703
		$4,791

The Company has entered into a sublease with a tenant to rent out 3,822 of square feet from the lease at its Sykesville office on April 1, 2017, with the exact same consideration as on the head lease. The sublease does not relieve the Company of its primary lease obligation. The lessor agreement was an operating lease historically. The Company does not recognize underlying assets for the sublease as a lessor of the operating lease. The net amount received from the sublease is recorded within selling, general and administrative expenses.

The table below summarizes the lease income and expenses recorded in the consolidated statement of operations incurred during the three months ended March 31, 2019, (in thousands):

Lease Cost	Classification	Three Months Ended March 31, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$228
Short-term leases costs (2)	Selling, general and administrative expenses	38
Sublease income (3)	Selling, general and administrative expenses	(16)
Net lease cost		$250

(1) Includes variable lease costs which are immaterial.
(2) Include leases maturity less than twelve months from the report date.
(3) Sublease portfolio consists of the sublease part of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The future minimum lease payments under non-cancellable operating leases are reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted operating lease liabilities as recognized at March 31, 2019 consolidated balance sheets (in thousands):

Operating Leases
2019	$986
2020	1,246
2021	1,216
2022	1,157
2023	622
After 2023	107
Total lease payments	$5,334
Less: Interest	543
Present value of lease payments	$4,791

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, the Company uses the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	Three Months Ended March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.44
Weighted-average discount rate
Operating leases	5%

The table below sets out the classification of lease payments in the consolidated statement of cash flows. The right-of-use assets obtained in exchange for operating lease liabilities represent new operating  leases obtained through business combination during the three months ended March 31, 2019.

(in thousands)

Other Information	Three Months Ended March 31, 2019
- Operating cash flows used in operating leases	$235
Cash paid for amounts included in measurement of liabilities	235

Right-of-use assets obtained in exchange for new operating liabilities	$1,777

18.	Segment Information
The Company has two reportable business segments. The Performance segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve. Solutions include simulation for both training and engineering applications. Example engineering services include, but not limited to, plant design verification and validation, thermal performance evaluation and optimization programs, and engineering programs for plants for ASME code and ASME Section XI. The Company provides these services through GSE, True North and DP Engineering across all market segments. Example training applications include turnkey and custom training services. Contract terms are typically less than two years.

The NITC segment provides specialized workforce solutions primarily to the nuclear industry, working at clients' facilities. This business is managed through our Hyperspring and Absolute subsidiaries. The business model, management focus, margins and other factors clearly separate this business line from the rest of the GSE product and service portfolio.

On February 15, 2019, through our wholly-owned subsidiary GSE Performance Solutions, Inc., the Company entered into the DP Engineering Purchase Agreement, to purchase 100% of the membership interests in DP Engineering. DP Engineering is a provider of value-added technical engineering solutions and consulting services to nuclear power plants with an emphasis on preparation and implementation of design modifications during plant outages.  Located in Fort Worth, Texas, DP Engineering is well-regarded as a leading service provider to the nuclear power industry, having been designated an “engineer of choice” by two large power generation companies.   For reporting purposes, DP Engineering is included in our Performance segment due to similarities in services provided including engineering solutions and implementation of design modifications to nuclear power sector.

On May 11, 2018, GSE, through our wholly-owned subsidiary GSE Performance Solutions, Inc., entered into the True North Purchase Agreement to purchase 100% of the membership interests in True North. True North is a provider of technical engineering solutions to nuclear and fossil fuel power plants with an emphasis on regulatory-driven ASME code programs. The acquisition of True North is expected to broaden our engineering services offering, expand our relationships with several of the largest nuclear energy providers in the United States, and add a highly specialized, complimentary talent pool to our employee base. For reporting purposes, True North is included in our Performance segment due to similarities in services provided including technical engineering solutions to the nuclear and fossil fuel power sector.
Due to the impairment described in Note 9 related to DP Engineering, we recognized charges totaling $5.5 million related to the impairment of certain definite-lived intangible assets and goodwill in our Performance segment.
Our primary measure of segment performance as shown in the table below excluded loss on impairment of intangible and goodwill, and the change in fair value of contingent consideration, net, which we do not believe are representative of the ongoing operations of the Performance segment. Excluding this discrete item from our segment measure of performance allows for better period over period comparison.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant:

(in thousands)	Three months ended
	March 31,
	2019	2018
Revenue:
Performance Improvement Solutions	$12,190	$9,901
Nuclear Industry Training and Consulting	10,004	12,994
	$22,194	$22,895

Operating loss:
Performance Improvement Solutions	$(802)	$(790)
Nuclear Industry Training and Consulting	(925)	(338)
Loss on impairment	(5,464)	-
Change in fair value of contingent consideration, net	1,200	-
Operating loss	(5,991)	(1,128)

Interest (expense) income, net	(208)	22
Gain (loss) on derivative instruments, net	93	(156)
Other income, net	22	25
Loss before income taxes	$(6,084)	$(1,237)

19. Non-consolidated Variable Interest Entity
The Company, through its wholly owned subsidiary DP Engineering, effectively holds 48% membership interest in DP-NXA Consultants LLC (DP-NXA) upon the acquisition of DP Engineering on February 15, 2019.
DP-NXA was established to provide in industrial services that include civil, structural, architectural, electrical, fire protection, plumbing, mechanical consulting engineering services to customers. DP-NXA sub-contracts their work to its two owners, NXA Consultants LLC (NXA), which owns 52% of the entity, and DP Engineering. DP Engineering and NXA contributed $48 and $52, respectively, for 48% and 52% interest in DP-NXA. DP Engineering recorded the contributed cash as an equity investment.
Upon the acquisition of DP Engineering, the Company evaluated the nature of DP Engineering's investment in DP-NXA and determined that DP-NXA is a variable interest entity (“VIE”). The Company does not have the power to direct activities that most significantly impact DP-NXA, and therefore, cannot be DP-NXA’s primary beneficiary. Furthermore, the Company concluded that it did not hold a controlling financial interest in DP-NXA since NXA, the VIE's majority owner, makes all operation and business decisions. As a result, the Company did not consolidate the assets and liabilities of the VIE in our financial statements.
The Company's maximum exposure to loss is limited to the investment in the VIE. As of March 31, 2019, the Company has not made any additional contributions to DP-NXA and its maximum exposure to loss relating to this unconsolidated VIE was immaterial. As of March 31, 2019, the Company does not have existing guarantee in relation to DP-NXA and any third-party it contracted with.
The Company will reevaluate if DP-NXA meets the definition of a VIE upon specific reconsideration of events.
The following table presents the carrying amount and classification of the assets related to the Company’s variable interests in non-consolidated VIE and the maximum exposure to loss at March 31, 2019.
(In thousands)	March 31, 2019
Assets
Cash:
Checking account	$155
Total assets	155
Liabilities
Credit card and other payables	1
Total liabilities	1
Total net assets	154
Maximum exposure to loss	$154

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On February 15, 2019, GSE acquired DP Engineering for $13.5 million (subject to pre- and post-closing working capital adjustments). DP Engineering is a provider of value-added technical engineering solutions and consulting services to nuclear power plants with an emphasis on preparation and implementation of design modifications during plant outages.  Located in Fort Worth, Texas, DP Engineering is well-regarded as a leading service provider to the nuclear power industry, having been designated an “engineer of choice” by two large power generation companies. The Company's allocation of the purchase price remains incomplete and the net assets are subject to adjustments within the measurement period, which is not to exceed one year from the acquisition date. For reporting purposes, DP Engineering is included in our Performance segment due to similarities in services provided including engineering solutions and implementation of design modifications to the nuclear power sector.
Approximately one week following our acquisition of DP Engineering, an adverse event occurred at one of DP Engineering’s major customer's location that affected plant operations. In its initial analysis of the causes of that event, the customer identified a prior plant modification by DP Engineering as meriting further analysis. As is customary in the industry, pursuant to an Engineer of Choice agreement, the customer issued DP Engineering a Notice of Suspension while a root cause analysis was completed. We completed our root cause analysis and presented it to the customer on April 25, 2019. Following the initial analysis, the customer had DP Engineering restarted all existing work with the Company, however, the customer also informed DP Engineering that it was suspended from bidding new contracts for new work for up to six months. We believe this incident adversely impacted our relationship with the customer and the Company. As a result, DP Engineering has experienced a significant decline in new orders from this customer and are not able or permitted to bid on new work.  The Company determined this represented a triggering event requiring an interim assessment for impairment. As the result of impairment, we recognized the impairment charges of $2.1 million on goodwill and $3.4 million on definite-lived intangible assets related to the acquisition of DP Engineering. Due to the recentness of this acquisition, we have not finalized the allocation of our purchase price to the tangible and intangible assets of DP Engineering we purchased. As such, we may need to record additional expense once the purchase price allocation is final. As a result, on May 10, 2019, the Company determined that a material impairment had occurred, requiring an interim assessment for impairment to be completed.
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
Performance Improvement Solutions (approximately 55% of revenue)
Our Performance segment primarily encompasses our power plant high-fidelity simulation solutions, engineering services for ASME programs, thermal performance optimization and plan design modifications, and interactive computer-based tutorials/simulation focused on the process industry. This segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve, primarily nuclear and fossil fuel power generation, as well as the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. GSE and its predecessors have been providing these services since 1976.
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
On February 15, 2019, through its wholly-owned subsidiary GSE Performance Solutions, Inc., the Company entered into the DP Engineering Purchase Agreement, to purchase 100% of the membership interests in DP Engineering. For reporting purposes, DP Engineering is included in our Performance segment due to similarities in services provided including engineering solutions and implementation of design modifications to nuclear power sector.
On May 11, 2018, GSE, through GSE Performance Solutions, Inc., entered into the True North Purchase Agreement to purchase 100% of the membership interests in True North. For reporting purposes, True North is included in our Performance Improvement Solutions segment due to similarities in services provided including technical engineering solutions to the nuclear and fossil fuel power sector.
Nuclear Industry Training and Consulting (approximately 45% of revenue)

Nuclear Industry Training and Consulting provides highly specialized, expert-professionals to the nuclear power industry. These employees work at our clients' facilities under client direction. Examples of these highly skilled positions are senior reactor operations instructors, procedure writers, project managers, work management specialists, planners and training material developers. This business is managed through the Hyperspring and Absolute subsidiaries. The business model, management focus, margins and other factors clearly separate the business line from the rest of the Company's product and service portfolio. GSE and its predecessors have been providing these training and consulting services since 1997.

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
Pursue roll-up acquisition strategy. We have complemented our organic growth strategy through selective acquisitions including, but not limited to, the following: engineering; training, staffing and consulting service businesses for the power industry, with a particular focus on nuclear power; and software utilized in the power industry, both domestic and international. We have been focusing our efforts on acquisitions that would enhance our existing portfolio of products and services, strengthen our relationships with our existing customers, and potentially expand our footprint to include new customers in our core served industries. We have made three acquisitions since 2017 and believe the opportunity exists to acquire more businesses that are complementary to ours, allowing us to accelerate our growth strategy.

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
Cyber security. Global cyber security threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems, and maintenance of backup and protective systems), cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cyber security incident include reputational damage, litigation with third parties, civil or regulatory liability for loss of sensitive or protected information such as personal data, incident response costs, diminution in the value of our investment in research, development and engineering, loss of intellectual property, and increased cyber security protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.
Employees.  As of March 31, 2019, we had approximately 521 employees, which includes approximately 286 in our Performance Improvement segment and approximately 235 in our Nuclear Industry Training and Consulting segment. To date, we have been able to locate and engage highly qualified employees as needed and we expect our growth efforts to be addressed through attracting top talent.

Backlog.  As of March 31, 2019, we had approximately $68.9 million of total gross revenue backlog, which included $47.9 million of Performance Improvement Solutions backlog and $21.0 million of Nuclear Industry Training and Consulting backlog. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client.  We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

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

Results of Operations - three months ended March 31, 2019 versus three months ended March 31, 2018

Revenue.  Revenue for the three months ended March 31, 2019 totaled $22.2 million, which was 3.1% less than the $22.9 million of revenue for the three months ended March 31, 2018. The decrease in revenue was primarily due to decrease in the NITC segment listed below:
(in thousands)	Three months ended
	March 31,
	2019	2018
Revenue:
Performance Improvement Solutions	$12,190	$9,901
Nuclear Industry Training and Consulting	10,004	12,994
Total revenue	$22,194	$22,895

Performance Improvement Solutions revenue increased 23.1% to $12.2 million for the three months ended March 31, 2019 from $9.9 million for the three months ended March 31, 2018. The change was mainly driven by an increase of $3.7 million due to acquisitions of TNC and DP Engineering, which was partially offset by a decrease of $0.2 million from international subsidiaries as a result of the winding down of our international subsidiaries, and a decrease of $1.2 million in GSE Performance due to major project completion in first quarter of 2019. We recorded total Performance Improvement Solutions orders of $4.6 million and $5.9 million for the three months ended March 31, 2019 and 2018, respectively.

Nuclear Industry Training and Consulting revenue decreased (23.0%) to $10.0 million for the three months ended March 31, 2019 from $13.0 million for the three months ended March 31, 2018.  The decrease in sales was attributed to lower demand for staff augmentation support from two major customers. Nuclear Industry Training and Consulting orders totaled $9.8 million, and $18.8 million for the three months ended March 31, 2019 and 2018, respectively. In the first quarter of 2019, the Company has increased the business development team to grow sales and to make us more responsive to the needs of our new and existing customers.

At March 31, 2019, backlog was $68.9 million: $47.9 million for the Performance Improvement Solutions segment and $21.0 million for Nuclear Industry Training and Consulting. At December 31, 2018, the Company's backlog was $69.0 million: $47.8 million for the Performance Improvement Solutions segment and $21.2 million for Nuclear Industry Training and Consulting.

Gross profit. Gross profit was $4.7 million, or 21.3%, for the three months ended March 31, 2019, compared to $4.9 million, or 21.4% for the same period in 2018.

(in thousands)	Three months ended
	March 31,
	2019	%	2018	%
Gross profit:
Performance Improvement Solutions	$3,699	30.3%	$3,251	32.8%
Nuclear Industry Training and Consulting	1,037	10.4%	1,647	12.7%
Total gross profit	$4,736	21.3%	$4,898	21.4%
The increase in gross profit for Performance Improvement Solutions for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily driven by the acquisitions of True North and DP Engineering as well as cost savings realized on certain large projects through percentage of  completion contracts, which were not expected to recur in the foreseeable future. For the three months ended March 31, 2019 and 2018, our revenue on training and consulting services through T&M or fixed-price contracts accounted for 41% and 16% of the segment revenue, respectively.

The decrease in gross profit margin during 2019 for Nuclear Industry Training and Consulting was primarily driven by lower margin from Hyperspring and Absolute projects.
Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses totaled $4.4 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively. Significant changes in the components of SG&A spending were as follows:

($ in thousands)	Three months ended
	March 31,
	2019	%	2018	%
Selling, general and administrative expenses:
Corporate charges	$3,233	73.1%	$3,337	73.7%
Business development expenses	944	21.3%	918	20.3%
Facility operation & maintenance (O&M)	245	5.6%	271	6.0%
Others	1	0.0%	1	0.0%
Total	$4,423	100.0%	$4,527	100.0%

Corporate charges decreased $(0.1) million due primarily to $1.0 million of additional general and administrative expenses relate to our acquisitions of True North and DP Engineering, $0.6 million of acquisition related expense,  offset by $0.5 million of savings as a result of our international restructuring plan along with other corporate cost saving initiatives and $1.2 million of decrease due to change on the fair value of contingent consideration.

Research and development.  Research and development costs consist primarily of software engineering personnel and other related costs.  Research and development costs, net of capitalized software, totaled $240,000 and $329,000 for the three months ended March 31, 2019 and 2018, respectively. Before capitalization of software development costs, research and development totaled $350,000 and $434,000 for three months ended March 31, 2019 and 2018, respectively.

Restructuring charges. On December 27, 2017, our Board of Directors approved an international restructuring plan to streamline and optimize our global operations. We expected restructuring charges to total $2.2 million, excluding any tax impacts and cumulative translation adjustments. For the three months ended March 31, 2019, we did not incur any restructuring charges. As of March 31, 2019, we had incurred total restructuring charges of $2.0 million since 2017, and we expect to record the remaining restructuring charges of approximately $0.2 million before the end of 2019. The restructuring charges exclude cumulative translation adjustment losses of approximately $1.7 million, assuming currency rates at March 31, 2019, which will be recorded as a charge against net income upon liquidation of the respective foreign subsidiaries. We also expect to recognize tax benefits related to the liquidation of these subsidiaries that we anticipate will offset a majority of the currency translation adjustment losses. For the three months ended March 31, 2019, the Company made payments related to our restructuring for employee termination benefits totaling $0.1 million that had been previously accrued for. For the three months ended March 31, 2018, we recorded restructuring charges of $0.9 million, which represented true-up adjustments related to the restructuring plan initiated in 2015.

Depreciation. Depreciation expense totaled $91,000 and $103,000 for the three months ended March 31, 2019 and 2018, respectively.

Amortization of definite-lived intangible assets. Total amortization expense related to definite-lived intangible assets totaled $0.5 million and $0.2 million for the three months ended March 31, 2019, and 2018, respectively.

Impairment on goodwill and definite-lived intangible assets. Due to the interim impairment test performed on the goodwill and definite-lived intangible assets obtained through business combination with DP Engineering, the Company recognized an impairment charge of $2.1 million related to goodwill and $3.4 million related to definite-lived intangible assets, both initially recognized upon the acquisition of DP Engineering for the three months ended March 31, 2019 (See Note 9). There was no impairment recognized for the three months ended March 31, 2018.

Gain (Loss) on derivative instruments, net. Gain (loss) on derivative instruments relates to the Company's foreign exchange contracts and remeasurement of foreign currency-denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals. These amounts are remeasured into the functional currency using the current exchange rate at the end of the period. For the three months ended March 31, 2019, we recognized a gain of $102,000 on the change in fair value of foreign exchange contracts, and a gain of $17,000 from the remeasurement of contract receivables, billings in excess of revenue earned and subcontractor accruals. For the three months ended March 31, 2018, we recognized a loss of $118,000 on the change in fair value of foreign exchange contracts, and a loss of $38,000 from the remeasurement of contract receivables, billings in excess of revenue earned and subcontractor accruals.

Interest (expense) income, net. Interest expense totaled $222,000 and $0 for the three months ended March 31, 2019 and 2018, respectively. Interest income totaled $14,000 and $22,000 for the three months ended March 31, 2019 and 2018, respectively. The Company drew down under its five-year term loan of $14.3 million in February 2019 to finance the acquisition of  DP Engineering, and has recorded interest expense of $83,000 related to the term loan for the period of time this additional debt was outstanding during the three months ended March 31, 2019. Interest expense is expected to increase in the future as the debt from the acquisition of DP Engineering was only outstanding for a half of the three months ended March 31, 2019.

Other (expense) income, net.  The Company recognized $22,000 of other income, net and $25,000 of other income, net for the three months ended March 31, 2019 and 2018, respectively.

(Benefit) Provision for income taxes.  Income tax benefit was $(1.8) million, or an effective income tax rate of 30.4%, for the three months ended March 31, 2019, compared to $0.3 million, or an effective income tax rate of (20.9%), for the three months ended March 31, 2018. The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. Tax expense in 2019 is comprised mainly of the tax impact of the loss for impairment, federal income tax expense, foreign income tax expense, and state tax expense. Tax expense in 2018 is comprised mainly of federal income tax expense, foreign income tax expense, and state tax expense.

The difference in our effective tax rate and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in valuation allowance in our China subsidiary, discrete item adjustments for the U.S. and foreign taxes, including the tax impact of the loss for impairment, and the excess book deduction related to stock options and restricted stock units that were exercised or vested during the year.

Because of its net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations from the year 2000 and forward. The Company is subject to foreign tax examinations by tax authorities for years 2011 forward for Sweden, 2015 forward for China, 2015 forward for India and 2016 forward for the UK.

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

Liquidity and Capital Resources

As of March 31, 2019, the Company’s cash and cash equivalents totaled $11.3 million compared to $12.1 million at December 31, 2018.

For the three months ended March 31, 2019 and 2018, net cash used in operating activities was $(0.6) million and $(5.5) million, respectively. The year over year change of $4.9 million in cash flows used in operating activities was primarily driven by the loss on impairment, change in the fair value of contingent consideration,  the change in contract receivables, billing in excess of revenue earned and accounts payable and accrued expenses, which was mainly due to timing differences of cash collections and billing.

Net cash used in investing activities totaled $(13.6) million and $(0.4) million for the three months ended March 31, 2019 and 2018, respectively. The increase in cash outflow in 2019 was primarily driven by the acquisition of DP Engineering, the net cash consideration of which was $14.8 million.

For the three months ended March 31, 2019 and 2018, cash provided by (used in) financing activities totaled $13.5 million and $(1.7) million, respectively. The increase in the cash inflow from financing activities was largely driven by the proceeds from issuance of a term loan of $14.3 million; the increase was partially offset by an increase of $0.1 million in the Company's withholding of RSUs in order to pay employees’ payroll withholding taxes on vested RSUs, and repayments of $0.7 million on the term loan.

At March 31, 2019, the Company had cash and cash equivalents of $11.3 million. The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.

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

On May 11, 2018, upon acquisition of True North, the Company drew down approximately $10.3 million to fund the transaction, $0.5 million of which was repaid to the Bank on the same day. On February 15, 2019, upon acquisition of DP Engineering, the Company drew down approximately $14.3 million to fund the transaction. At March 31, 2019, the outstanding balance of the long-term debt was $22.1 million.

At March 31, 2019, there were no outstanding borrowings on the RLOC and four letters of credit totaling $1.9 million. The amount available at March 31, 2019, after consideration of the letters of credit was approximately $3.1 million.

The credit facility agreement is subject to standard financial covenants and reporting requirements. At March 31, 2019, the Company was in compliance with its financial covenants.

Non-GAAP Financial Measures
References to “EBITDA” mean net (loss) income, before taking into account interest expense (income), provision for income taxes, depreciation and amortization. References to Adjusted EBITDA exclude loss on impairment, impact of the change in fair value of contingent consideration, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments, and acquisition-related expense. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other GAAP measures, are useful to investors to evaluate the Company’s results because it excludes certain items that are not directly related to the Company’s core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation G follows:
(in thousands)
	Three months ended
	March 31,
	2019	2018
Net loss	$(4,236)	$(1,496)
Interest expense (income), net	208	(22)
Provision for income taxes	(1,848)	259
Depreciation and amortization	729	371
EBITDA	(5,147)	(888)
Loss on impairment	5,464	-
Impact of the change in fair value of contingent consideration	(1,200)	-
Restructuring charges	-	917
Stock-based compensation expense	597	627
Impact of the change in fair value of derivative instruments	(93)	156
Acquisition-related expense	628	-
Adjusted EBITDA	$249	$812

Adjusted Net Income and Adjusted EPS Reconciliation (in thousands, except share and per share amounts)
References to Adjusted net income exclude the impact of gain from loss on impairment, impact of the change in fair value of contingent consideration, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments, acquisition-related expense, and amortization of intangible assets related to acquisitions. Adjusted Net Income and adjusted earnings per share (adjusted EPS) are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes adjusted net income and adjusted EPS, in addition to other GAAP measures, are useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period, such as stock-based compensation expense.  These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP adjusted net income and adjusted EPS to GAAP net income, the most directly comparable GAAP financial measure, is as follows:
(in thousands)	Three months ended
	March 31,
	2019	2018
Net loss	$(4,236)	$(1,496)
Loss on impairment	5,464	-
Impact of the change in fair value of contingent consideration	(1,200)	-
Restructuring charges	-	917
Stock-based compensation expense	597	627
Impact of the change in fair value of derivative instruments	(93)	156
Acquisition-related expense	628	-
Amortization of intangible assets related to acquisitions	509	150
Adjusted net income	$1,669	$354

Diluted loss per common share	$(0.21)	$(0.08)

Adjusted earnings per common share – Diluted	$0.08	$0.02

Weighted average shares outstanding - Diluted(1)	20,188,580	19,902,752

(1) During the three months ended March 31, 2019 and 2018, the Company reported both a GAAP net loss and positive adjusted net income. Accordingly, there were 237,834 and 388,367 dilutive shares from options and RSUs included in the adjusted earnings per common share calculation, that were considered anti-dilutive in determining the GAAP diluted loss per common share.

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

On February 15, 2019, the Company completed the purchase of DP Engineering. DP Engineering constitutes 17.0% of total assets of the Company at March 31, 2019, and 7% of the Company's consolidated revenue for the three months ended March 31, 2019. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired company's controls by the quarter-end, the Company's management has excluded DP Engineering from its evaluation of disclosure controls and procedures from the date of such acquisition through March 31, 2019.

On May 11, 2018, the Company completed the acquisition of True North, LLC (True North). True North constitutes 23.7% of total assets of the Company at December 31, 2018, and 8.6% of the Company's consolidated revenue for the year ended December 31, 2018. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired company's controls by quarter-end, the Company's management has excluded True North from its evaluation of disclosure controls and procedures and management's report on internal control over financial reporting and changes therein below from the date of such acquisition through March 31, 2019. Our management is in the process of reviewing the operations of True North and implementing GSE's internal control structure over the acquired operations.
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

The Company has added the below risk factor to the disclosure.
If we cannot comply with the financial or other restrictive covenants in our credit agreement, or obtain waivers or other relief from our lender, we may cause an event of default to occur, which could result in loss of our sources of liquidity and acceleration of our debt.
In order to fund our recent acquisitions, we borrowed under a delayed-draw term loan. Our ability to generate sufficient cash flow from operations to make scheduled payments on our term loan will depend on a range of economic, competitive and business factors, some of which are outside our control. If we are unable to meet our debt service obligations, we may need to refinance or restructure all or a portion of our debt on or before its stated maturity date, sell assets, pay down our outstanding debt and/or raise equity. We may not be able to refinance or restructure any of our debt, sell assets or raise equity, in each case on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance or restructure our obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our credit agreement also contains financial and other restrictive covenants. Our ability to comply with the covenants in our credit agreement will depend upon our future performance and various other factors, some of which are beyond our control. We may not be able to maintain compliance with all of these covenants. In that event, we would need to seek an amendment to our credit agreement, a waiver from our lender, utilize cash to pay down outstanding debt and/or refinance or restructure our debt. There can be no assurance that we could obtain future amendments or waivers of our credit agreement, or refinance or restructure our debt, in each case on commercially reasonably terms or at all. Our failure to maintain compliance with the covenants under our credit agreement could result in an event of default, subject to applicable notice and cure provisions. Upon the occurrence of an event of default under our credit agreement, our lender could elect to declare all amounts outstanding thereunder to be immediately due and payable, terminate all commitments to extend further credit and cease making further loans. If we were unable to repay all outstanding amounts in full, our lender could exercise various remedies including instituting foreclosure proceedings against our assets pledged to them as collateral to secure that debt.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
Fourth Amendment and Reaffirmation Agreement dated as of March 20, 2019, by and among GSE Systems, Inc., and GSE Performance Solutions, Inc., as Borrowers, GSE True North Consulting, LLC, Hyperspring, LLC, Absolute Consulting, Inc., and DP Engineering LLC, as Guarantors, and Citizens Bank, National Association, as Bank. Filed herewith.

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

Date:  May 15, 2019
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)