Form 10-Q
period 2019-06-30
GSE SYSTEMS INC
filed 2019-08-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2019

or

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
Emerging growth company □

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

There were 20,099,981 shares of common stock, with a par value of $0.01 per share outstanding as of July 31, 2019.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,672	$12,123
Contract receivables, net	19,065	21,077
Prepaid expenses and other current assets	2,210	1,800
Total current assets	30,947	35,000

Equipment, software, and leasehold improvements	5,522	5,293
Accumulated depreciation	(4,419)	(4,228)
Equipment, software, and leasehold improvements, net	1,103	1,065

Software development costs, net	599	615
Goodwill	16,709	13,170
Intangible assets, net	8,454	6,080
Deferred tax assets	7,049	5,461
Operating lease - right of use assets, net	4,071	-
Other assets	64	49
Total assets	$68,996	$61,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of debt issuance costs and original issue discount	$4,773	$1,902
Accounts payable	1,879	1,307
Accrued expenses	1,145	2,646
Accrued compensation	3,006	3,649
Billings in excess of revenue earned	6,165	10,609
Accrued warranty	1,136	981
Income taxes payable	1,163	1,176
Other current liabilities	1,133	60
Total current liabilities	20,400	22,330

Long-term debt, less current portion, net of debt issuance costs and original issue discount	16,161	6,610
Operating lease liabilities	3,439	-
Other liabilities	1,375	1,371
Total liabilities	41,375	30,311

Commitments and contingencies

Stockholders' equity:
Preferred stock $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 21,698,635 shares issued, 20,099,724 shares outstanding as of June 30, 2019; 60,000,000 shares authorized, 21,485,445 shares issued, 19,886,534 shares outstanding as of December 31, 2018	217	214
Additional paid-in capital	79,028	78,118
Accumulated deficit	(46,930)	(42,569)
Accumulated other comprehensive loss	(1,695)	(1,635)
Treasury stock at cost, 1,598,911 shares on June 30, 2019 and December 31, 2018	(2,999)	(2,999)
Total stockholders' equity	27,621	31,129
Total liabilities and stockholders' equity	$68,996	$61,440

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenue	$23,458	$24,698	$45,652	$47,593
Cost of revenue	17,591	18,358	35,049	36,355
Gross profit	5,867	6,340	10,603	11,238

Operating expenses:
Selling, general and administrative	4,343	4,793	8,766	9,320
Research and development	156	189	396	518
Restructuring charges	2	190	2	1,107
Loss on impairment	-	-	5,464	-
Depreciation	102	176	193	279
Amortization of definite-lived intangible assets	547	312	1,056	462
Total operating expenses	5,150	5,660	15,877	11,686

Operating income (loss)	717	680	(5,274)	(448)

Interest (expense), net	(316)	(61)	(524)	(39)
Loss on derivative instruments, net	(101)	(91)	(8)	(247)
Other (expense) income, net	(19)	4	3	29
Income (loss) before income taxes	281	532	(5,803)	(705)
Provision (benefit) for income taxes	406	(449)	(1,442)	(190)
Net (loss) income	$(125)	$981	$(4,361)	$(515)

Basic (loss) income per common share	$(0.01)	$0.05	$(0.22)	$(0.03)

Diluted (loss) income per common share	$(0.01)	$0.05	$(0.22)	$(0.03)

Weighted average shares outstanding - Basic	20,006,492	19,651,441	19,979,018	19,580,046

Weighted average shares outstanding - Diluted	20,006,492	20,029,123	19,979,018	19,580,046

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net (loss) income	$(125)	$981	$(4,361)	$(515)
Cumulative translation adjustment	27	(182)	(60)	(227)
Comprehensive (loss) income	$(98)	$799	$(4,421)	$(742)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock					Treasury Stock
Six Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total
Balance, January 1, 2019	21,485	$214	$78,118	$(42,569)	$(1,635)	(1,599)	$(2,999)	$31,129

Stock-based compensation expense	-	-	1,069	-	-	-	-	1,069
Common stock issued for options exercised	9	1	74	-	-	-	-	75
Common stock issued for RSUs vested	205	2	(2)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(231)	-	-	-	-	(231)
Foreign currency translation adjustment	-	-	-	-	(60)	-	-	(60)
Net loss	-	-	-	(4,361)	-	-	-	(4,361)
Balance, June 30, 2019	21,699	$217	$79,028	$(46,930)	$(1,695)	(1,599)	$(2,999)	$27,621

Balance, January 1, 2018	21,024	$210	$76,802	$(42,870)	$(1,471)	(1,599)	$(2,999)	$29,672

Cumulative effect of adopting ASC 606	-	-	-	655	-	-	-	655
Stock-based compensation expense	-	-	968	-	-	-	-	968
Common stock issued for options exercised	130	1	93	-	-	-	-	94
Common stock issued for RSUs vested	157	2	(2)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(250)	-	-	-	-	(250)
Foreign currency translation adjustment	-	-	-	-	(227)	-	-	(227)
Net loss	-	-	-	(515)	-	-	-	(515)
Balance, June 30, 2018	21,311	$213	$77,611	$(42,730)	$(1,698)	(1,599)	$(2,999)	$30,397

	Common Stock					Treasury Stock
Three Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total
Balance, April 1, 2019	21,595	$216	$78,578	$(46,805)	$(1,722)	(1,599)	$(2,999)	$27,268

Stock-based compensation expense	-	-	499	-	-	-	-	499
Common stock issued for options exercised	8	-	33	-	-	-		33
Common stock issued for RSUs vested	96	1	(1)	-	-	-		-
Shares withheld to pay taxes	-	-	(81)	-	-	-		(81)
Foreign currency translation adjustment	-	-	-	-	27	-		27
Net loss	-	-	-	(125)	-	-		(125)
Balance, June 30, 2019	21,699	$217	$79,028	$(46,930)	$(1,695)	(1,599)	$(2,999)	$27,621

Balance, April 1, 2018	21,216	$212	$77,376	$(43,711)	$(1,516)	(1,599)	$(2,999)	$29,362

Stock-based compensation expense	-	-	373	-	-	-	-	373
Common stock issued for options exercised	20	-	37	-	-	-	-	37
Common stock issued for RSUs vested	75	1	(1)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(174)	-	-	-	-	(174)
Foreign currency translation adjustment	-	-	-	-	(182)	-	-	(182)
Net income	-	-	-	981	-	-	-	981
Balance, June 30, 2018	21,311	$213	$77,611	$(42,730)	$(1,698)	(1,599)	$(2,999)	$30,397

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,361)	$(515)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment	5,464	-
Depreciation	193	279
Amortization of definite-lived intangible assets	1,056	462
Amortization of capitalized software development costs	228	203
Change in fair value of contingent consideration	(1,200)	-
Stock-based compensation expense	1,036	1,028
Loss on derivative instruments, net	8	247
Bad debt expense	-	117
Deferred income taxes	(1,590)	(179)
Gain on sale of equipment, software, and leasehold improvements	(7)	-
Changes in assets and liabilities:
Contract receivables, net	4,878	(3,030)
Prepaid expenses and other assets	(4)	506
Accounts payable, accrued compensation, and accrued expenses	(2,276)	(1,082)
Billings in excess of revenue earned	(4,512)	(4,121)
Accrued warranty	117	(239)
Other liabilities	61	(15)
Cash used in operating activities	(909)	(6,339)

Cash flows from investing activities:
Proceeds from sale of equipment, software and leasehold improvements	13	-
Purchase of equipment, software and leasehold improvements	(25)	(488)
Capitalized software development costs	(212)	(272)
Acquisition of True North Consulting, net of cash acquired	-	(9,791)
Acquisition of DP Engineering, net of cash acquired	(13,521)	-
Cash used in investing activities	(13,745)	(10,551)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	14,263	10,154
Repayment of long-term debt	(1,841)	(683)
Proceeds from issuance of common stock	75	94
Contingent consideration payments to former owners of Hyperspring, LLC	-	(1,701)
Shares withheld to pay taxes	(231)	(250)
Cash provided by financing activities	12,266	7,614

Effect of exchange rate changes on cash	(63)	(313)
Net decrease in cash, cash equivalents and restricted cash	(2,451)	(9,589)
Cash, cash equivalents, and restricted cash, beginning balance	12,123	20,071
Cash, cash equivalents, and restricted cash, ending balance	$9,672	$10,482

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation
GSE Systems, Inc. is a leading provider of professional and technical engineering, staffing services, and simulation software to clients in the power and process industries. References in this report to “GSE,” the “Company,” “we” and “our” are to GSE Systems and its subsidiaries, collectively.
The consolidated interim financial statements included herein have been prepared by GSE and are unaudited. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted.
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

The Company adopted the new standard using the modified retrospective approach effective on January 1, 2019. The Company's adoption included lease codification improvements that were issued by the FASB through June 2019.

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

The most significant impact was the recognition of ROU assets and related lease liabilities for operating leases on the consolidated balance sheets. The Company recognized ROU assets and related lease liabilities of $2.7 million and $3.0 million respectively, related to operating lease commitments, as of January 1, 2019. The operating lease ROU asset represents the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. The new guidance did not have a material impact on the Company's cash flows or results of operations. See Note 16 of the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04").  ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019. We are currently evaluating the potential impact of the adoption of ASU 2017-04 on our consolidated financial statements.

3.	Basic and Diluted (Loss) Income per Common Share

Basic (loss) income per share is computed by dividing net (loss) income by weighted average number of outstanding shares of common stock outstanding for the period. Diluted net (loss) income per share adjusts the weighted average shares outstanding for the potential dilution that could occur if outstanding vested stock options were exercised and restricted stock units ("RSU") were vested, unless the impact of potential dilutive common shares outstanding are anti-dilutive. Since we experienced a net loss for the three months ended June 30, 2019, six months ended June 30, 2019 and 2018, basic and diluted net loss per share are the same. The diluted loss per share for the three months ended June 30, 2019, and six months ended June 30, 2019 and 2018 excludes the impact of potentially dilutive securities since they would have an anti-dilutive effect. The diluted income per share for three months ended June 30, 2018 includes the impact of potentially dilutive securities.
The number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(125)	$981	$(4,361)	$(515)

Denominator:
Weighted-average shares outstanding for basic loss per share	20,006,492	19,651,441	19,979,018	19,580,046

Effect of dilutive securities:
Stock options and restricted stock units	-	377,682	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	20,006,492	20,029,123	19,979,018	19,580,046

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	263,241	374,833	175,848	714,821

4.	Acquisitions
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
Based on preliminary forecasted adjusted EBITDA of DP Engineering for year 2019 and 2020, as of the acquisition date, the estimated fair value of the total earn-out amount was $1.2 million and was recorded as contingent consideration.
The following table summarizes the calculation of adjusted purchase price as of the acquisition date (in thousands):
Base purchase price per agreement	$13,500
Pre closing working capital adjustment	155
Fair value of contingent consideration	1,200
Total purchase price	$14,855

The following table summarizes the consideration paid to acquire DP Engineering and the preliminary fair value of the assets acquired and liabilities assumed at the date of the transaction. Due to the recent completion of the acquisition, the Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair value. As of June 30, 2019, the Company had not finalized the determination of the fair value allocated to various assets and liabilities, including, but not limited to, contract receivables, prepaid expenses and other current assets, intangible assets, accounts payable, accrued expenses, contingent consideration, accrued compensation and the residual amount allocated to goodwill. The following amounts except for cash are all reflected in the consolidated statement of cash flows within the "Acquisition of DP Engineering, net of cash acquired" line caption.
(in thousands)
Total purchase price	$14,855
Purchase price allocation:
Cash	134
Contract receivables	2,934
Prepaid expenses and other current assets	209
Property, and equipment, net	210
Intangible assets	6,798
Other assets	1,806
Accounts payable and accrued expenses	(1,375)
Other liabilities	(1,494)
Total identifiable net assets	9,222
Goodwill	5,633
Net assets acquired	$14,855

The fair value of the assets acquired includes gross trade receivables of $2.9 million, of which the Company has collected in full. GSE did not acquire any other class of receivable as a result of the acquisition of DP Engineering.
The goodwill is primarily attributable to value-added technical engineering solutions and consulting services to nuclear power plants with an emphasis on preparation and implementation of design modification during plant outages, the workforce of the acquired business and the significant synergies expected to arise after the acquisition of DP Engineering. The total amount of goodwill is expected to be tax deductible. All of the $5.6 million of goodwill was assigned to our Performance segment. As discussed above, the goodwill amount is provisional pending receipt of the final valuations of various assets and liabilities and is subject to adjustments within the measurement period, which is not to exceed one year from the acquisition date.
The Company identified other intangible assets of $6.8 million, including customer contracts and relationships, tradename, and non-compete agreements, with amortization periods of five years to fifteen years. Please see Note 8 for further analysis on the carrying amount change due to impairment on goodwill and definite-lived intangible assets during the six months ended June 30, 2019.
The Company is assessing the likelihood of additional impairment against goodwill and intangible assets upon the termination notice received from the customer of DP Engineering on August 6, 2019, as described in Note 8 and Note 19.
The following table summarizes the fair value of intangible assets acquired at the date of acquisition and the related weighted average amortization period:
Intangible Assets	Weighted average amortization period	Fair Value
	(in years)	(in thousands)
Customer relationships	15	$4,898
Tradename	10	1,172
Non-compete agreements	5	728
Total		$6,798

DP Engineering contributed revenue of $4.3 million to GSE for the period from February 15, 2019 to June 30, 2019.
2018 Acquisition
True North
On May 11, 2018, GSE, through its wholly-owned subsidiary Performance Solutions, entered into a membership interest purchase agreement with Donald R. Horn, Jenny C. Horn, and True North Consulting LLC (the "True North Purchase Agreement") to purchase 100% of the membership interests in True North Consulting LLC ("True North") for $9.75 million. The purchase price was subject to customary pre- and post-closing working capital adjustments, resulting in total consideration of $9.9 million. The True North Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations. An escrow of $1.5 million was funded from the cash paid to the sellers of True North at the closing and is available to GSE to promote retention of key personnel and satisfy indemnification claims for 18 months after the closing. The acquisition of True North was completed on an all-cash transaction basis. In connection with the acquisition, we drew down a $10.3 million term loan to finance the transaction (including the transaction costs). See Note 12, for further details of the loan.
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
The following table summarizes the consideration paid to acquire True North and the preliminary fair value of the assets acquired and liabilities assumed at the date of the transaction. The Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair value. As of June 30, 2019, the Company had finalized the determination of the fair value allocated to various assets and liabilities, including, but not limited to, contract receivables, prepaid expenses and other current assets, intangible assets, accounts payable, accrued expenses, accrued compensation and the residual amount allocated to goodwill.

(in thousands)

Total purchase price	$9,915

Purchase price allocation:
Cash	306
Contract receivables	1,870
Prepaid expenses and other current assets	8
Property, and equipment, net	1
Intangible assets	5,088
Accounts payable, accrued expenses	(1,744)
Accrued compensation	(353)
Total identifiable net assets	5,176
Goodwill	4,739
Net assets acquired	$9,915

The fair value of the assets acquired includes gross trade receivables of $1.9 million, of which the Company has collected in full as of June 30, 2019. GSE did not acquire any other class of receivable as a result of the acquisition of True North.

The goodwill is primarily attributable to a broader engineering service offering to new and existing customers, the workforce of the acquired business and the significant synergies expected to arise after the acquisition of True North. The total amount of goodwill is tax deductible. All of the $4.7 million of goodwill was assigned to our Performance segment.

The Company identified other intangible assets of $5.1 million, including customer relationships, tradename, non-compete agreements, and alliance agreements, with amortization periods of four years to fifteen years. The fair value of the intangible assets is finalized per final valuations for these assets.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for GSE, True North and DP Engineering as if the business combinations had occurred on January 1, 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited and in thousands)

Revenue	$23,458	$31,664	$48,636	$59,577
Net income (loss)	77	1,331	(4,250)	(173)

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

For the six months ended June 30, 2019, the Company has incurred $0.6 million of transaction costs related to the acquisition of DP Engineering. Due to a triggering event described in Note 8, an impairment test was conducted, which resulted in substantially writing down the estimated fair value of goodwill and some of the definite-lived intangible assets initially recognized upon the acquisition. These expenses are included in general and administrative expense on GSE's consolidated statements of operations and are reflected in pro forma loss for the six months ended June 30, 2019, in the table above.
For the six months ended June 30, 2018, the Company has incurred $0.5 million of transaction costs related to the acquisition of True North. These expenses are included in general and administrative expense on GSE's consolidated statements of operations and are reflected in pro forma loss for the six months ended June 30, 2018, in the table above.
The pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had been completed on January 1, 2018, nor is it intended to be an indication of future operating results.

5.	Restructuring Activities

On December 27, 2017, the board of GSE approved an international restructuring plan to streamline and optimize the Company's global operations. Beginning in December 2017, GSE has been in the process of consolidating its engineering services and R&D activities to Maryland and ceasing an unprofitable non-core business in the United Kingdom (UK). As a result, the Company closed its offices in Nyköping, Sweden; Chennai, India; and Stockton-on-Tees, UK. These actions are designed to improve Company productivity by eliminating duplicate employee functions, increasing GSE's focus on its core business, improving efficiency and maintaining the full range of engineering capabilities while reducing costs and organizational complexity.
GSE eliminated approximately 40 positions since 2017 due to these changes, primarily in Europe and India, and will undertake other cost-savings measures. The restructuring plan is expected to be completed by the end of 2019. As a result of these efforts, GSE expects to record a total restructuring charge of approximately $2.2 million, primarily related to workforce reductions, contract termination costs and asset write-offs due to the exit activities. As of June 30, 2019, we had recorded total restructuring charges totaling $2.0 million since 2017. We incurred $2,000 costs during the six months ended June 30, 2019. We recognized $1.3 million of restructuring cost for the year ended December 31, 2018. In addition to the total recognized restructuring costs, the Company has an estimated $1.3 million of cumulative translation adjustments that will be charged against net loss and an estimated $1.0 million of tax benefits that will be realized upon liquidation of these foreign entities. GSE expects to recognize the remaining restructuring costs, currency translation adjustments and tax benefits by the end of 2019.
For the six months ended June 30, 2019,  we made payments related to our restructuring for employee termination benefits and other legal expenses in the amount of $54,000 that had been previously accrued.
6.	Contingent Consideration

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company. Under ASC 805, Business Combinations, contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. At each reporting date, the contingent consideration obligation is revalued to estimated fair value and changes in fair value subsequent to the acquisition are reflected in income or expense in the consolidated statements of operations and could cause a material impact to our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

In connection with the acquisition of DP Engineering on February 15, 2019, the Company recognized the estimated fair value of contingent consideration for $1.2 million. During the six months ended June 30, 2019, as a result of the triggering event described in Note 8, an impairment test was conducted on DP Engineering's goodwill and definite-lived intangible assets and the Company determined the $1.2 million of contingent consideration recognized upon acquisition of DP Engineering has reduced to zero since the related earn-out payment is no longer expected to be paid. We have recorded this reduction as an offset to selling, general and administrative expenses in unaudited consolidated statements of operations. There was no contingent liability as of June 30, 2019.

7.	Contract Receivables
Contract receivables represent the Company's unconditional rights to consideration due from a broad base of both domestic and international customers. All contract receivables are considered to be collectible within twelve months.

The components of contract receivables are as follows:

(in thousands)	June 30,	December 31,
	2019	2018

Billed receivables	$10,816	$15,998
Unbilled receivables	8,675	5,506
Allowance for doubtful accounts	(426)	(427)
Total contract receivables, net	$19,065	$21,077

Management reviews collectability of receivables periodically and records an allowance for doubtful accounts to reduce our receivables to their net realizable value when it is probable that the Company will not be able to collect all amounts according to the contractual terms of the receivable. The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, specific identification and review of customer accounts. During the six months ended June 30, 2019 and 2018, the Company did not record any allowances for doubtful accounts. The minor fluctuation on the balance of allowances for doubtful accounts was due to foreign currency exchange rates.

During July 2019, the Company invoiced $6.1 million of the unbilled amounts related to the balance at June 30, 2019.

As of June 30, 2019, the Company had one customer that accounted for 30.2% its consolidated contract receivables. As of December 31, 2018, the Company had one customer that accounted for 16.8% of its consolidated contract receivables.

8	Goodwill and Intangible Assets
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

As discussed in Note 4, we recognized definite-lived intangible assets of $6.8 million upon acquisition of DP Engineering on February 15, 2019, including customer contracts and relationships, trademarks and non-compete agreements, with amortization periods of 5 to 15 years. Amortization of our definite-lived intangible assets is recognized on a straight-line basis over the estimate useful life of the associated assets.
Following the February 23, 2019 event occurring at a DP Engineering customer location and subsequent receipt of the Notice of Suspension on February 28, 2019, the Company concluded that DP Engineering's relationship with a significant customer has been adversely impacted. The DP Engineering customer contracts and relationships were the major component of the definite-lived intangible assets recognized in connection with the acquisition of DP Engineering. Accordingly, the Company determined that a triggering event had occurred requiring an interim assessment of whether a potential impairment of definite-lived intangible asset impairment test was necessary.
Therefore, the impairment test of the definite-lived intangible assets recognized upon the acquisition of DP Engineering was also conducted according to ASC 350, Intangibles-Goodwill and other.
The interim impairment test was based on the present value of revised cash flow projected for five to fifteen years. The result of the impairment test indicated that the current estimated fair value of noted definite-lived intangible assets had declined below their initial estimated fair value. As a result, the Company recognized an impairment charge of $3.4 million at March 31, 2019. The fair value of definite-lived intangible assets recognized upon the acquisition of DP Engineering is still provisional and subject to further measurement period adjustment according to purchase price allocation rules. The impairment charge of $3.4 million on definite-lived intangible assets was recorded within "Loss on impairment" in our consolidated statements of operations.
Changes in the gross carrying amount, accumulated amortization, addition and impairment of definite-lived intangible assets from December 31, 2018 through June 30, 2019 were as following:

(in thousands)
	For the Six Months Ended June 30, 2019
	Beginning Gross	Accumulated	Addition	Impairment	Net
	Carrying Amount	Amortization
Amortized intangible assets:
Customer relationships	$6,832	$(3,098)	$4,898	$(3,370)	$5,262
Trade names	1,295	(515)	1,172	-	1,952
Developed technology	471	(471)	-	-	-
Non-contractual customer relationships	433	(433)	-	-	-
Noncompete agreement	221	(117)	728	-	832
Alliance agreement	527	(119)	-	-	408
Others	167	(167)	-	-	-
Total	$9,946	$(4,920)	$6,798	$(3,370)	$8,454

(in thousands)	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$6,831	$(2,375)	$4,456
Trade names	1,295	(318)	977
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreements	221	(35)	186
Alliance agreement	527	(66)	461
Others	167	(167)	-
Total	$9,945	$(3,865)	$6,080

Amortization expense related to definite-lived intangible assets totaled $0.5 million and $0.3 million for the three months ended June 30, 2019 and 2018, and $1.1 million and $0.5 million for the six months ended June 30, 2019, and 2018, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years:
(in thousands)
Years ended December 31:
2019 (remainder)	$990
2020	1,973
2021	1,470
2022	1,152
2023	868
Thereafter	2,001
Total	$8,454

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

On February 15, 2019, we acquired DP Engineering (as described in Note 4) and preliminarily recorded goodwill and identified intangible assets as part of the acquisition. On February 23, 2019, an unexpected event occurred at one of DP Engineering's significant customers and all pending work for that customer was suspended pending a root cause analysis on February 28, 2019. While that analysis is now complete, and virtually all of the suspended projects have been restarted, the customer has indicated that DP Engineering will be suspended from obtaining new projects. The Company determined that the notice of suspension was a triggering event necessitating a goodwill impairment test.
On May 10, 2019, the Company determined that a material impairment had occurred, requiring an assessment for impairment to be completed related to $5.6 million of goodwill recorded in the acquisition.
The impairment test was based on income based approach with discounted cash flow method, and market based approach including both guideline public company method and merger and acquisition method.
The impairment test results indicated that the current estimated fair value of goodwill recorded from the acquisition of DP Engineering had declined below its initial estimated fair value at the acquisition date. As a result, the Company recognized an impairment charge of $2.1 million to write down the goodwill on DP Engineering. The fair value of goodwill recognized from the acquisition of DP Engineering is still provisional and subject to further measurement period adjustment based upon the preliminary purchase price allocation. The Company determined that the impact of the suspension of obtaining new contracts from that customer resulted in a material downward revision to DP Engineering's revenue and profitability forecasts when compared to the acquisition date valuation. The impairment charge on goodwill was recorded within "Loss on impairment" in our consolidated statements of operations.
Changes in the net carrying amount of goodwill from December 31, 2018 through June 30, 2019 were due to the acquisition of DP Engineering, and were comprised of the following items:
(in thousands)
	Performance Improvement Solutions	Nuclear Industry Training and Consulting	Total
Balance, January 1, 2019	$4,739	$8,431	$13,170
Acquisition	5,633	-	5,633
Dispositions	-	-	-
Goodwill impairment loss	(2,094)	-	(2,094)
Balance, June 30, 2019	$8,278	$8,431	$16,709

9.	Fair Value of Financial Instruments
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
At June 30, 2019, and December 31, 2018, the Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate fair value based upon their short-term nature.
As of June 30, 2019, the Company had three standby letters of credit totaling $0.9 million which represent performance bonds on three contracts.
For the three and six months ended June 30, 2019, the Company did not have any transfers between fair value Level 1, Level 2 or Level 3.  The Company did not hold any non-financial assets or non-financial liabilities subject to fair value measurements on a recurring basis at June 30, 2019.

Money market funds at both June 30, 2019 and December 31, 2018 are included in cash and cash equivalents in the respective consolidated balance sheets.
The following table presents assets and liabilities measured at fair value at June 30, 2019:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$575	$-	$-	$575
Foreign exchange contracts	-	113	-	113
Total assets	$575	$113	$-	$688

Liability awards	$-	$(112)	$-	$(112)
Interest rate swap contract	-	(191)	-	(191)
Total liabilities	$-	$(303)	$-	$(303)

Money market funds at both June 30, 2019 and December 31, 2018 are included in cash and cash equivalents in the respective consolidated balance sheets.

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

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the six months ended June 30, 2019:

(in thousands)
Balance, January 1, 2019	$-
Issuance of contingent consideration in connection with acquisitions	1,200
Change in fair value	(1,200)
Balance, June 30, 2019	$-

10.	Derivative Instruments

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

As of June 30, 2019, the Company had foreign exchange contracts outstanding of approximately 3.7 million Euro. The contracts expire on various dates through December 2020. At December 31, 2018, the Company had contracts outstanding of approximately 3.2 million Euro at fixed rates.

Interest Rate Risk Management

As discussed in Note 12, the Company entered into a term loan to finance the acquisition of True North in May 2018 and revised on June 28, 2019. The loan bears interest at adjusted one-month LIBOR plus a margin ranging between 2.00% and 2.75% depending on the overall leverage ratio of the Company. As part of our overall risk management policies, in June 2018, the Company entered into a pay-fixed, receive-floating interest rate swap contract with a notional amount of $9.0 million to reduce the impact associated with interest rate fluctuations. The notional value amortizes monthly in equal amounts based on the 5-year principal repayment terms. The terms of the swap require the Company to pay interest on the basis of a fixed rate of 3.02%, and the Company will receive interest on the basis of one-month USD-LIBOR-BBA-Bloomberg.

The Company reports all derivatives at fair value. These contracts are recognized as either assets or liabilities, depending upon the derivative’s fair value. The estimated net fair values of the derivative contracts on the consolidated balance sheets are as follows:

	June 30,	December 31,
(in thousands)	2019	2018
Prepaid expenses and other current assets
Foreign exchange contracts	$113	$43
Total asset derivatives	113	43

Other liabilities
Interest rate swaps	(191)	(103)
Total liability derivatives	(191)	(103)

Net fair value	$(78)	$(60)

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

For the three and six months ended June 30, 2019 and 2018, the Company recognized a net (loss) gain on its derivative instruments as outlined below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018

Interest rate swap - change in fair value	$(62)	$(11)	$(88)	$(11)
Foreign exchange contracts-change in fair value	(32)	(46)	70	(164)
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	(7)	(34)	10	(72)
Loss on derivative instruments, net	$(101)	$(91)	$(8)	$(247)

11.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees and directors that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date. The Company recognized $0.5 million and $0.4 million of stock-based compensation expense related to equity awards for the three months ended June 30, 2019 and 2018, respectively, and recognized $1.1 million and $1.0 million of stock-based compensation expense related to equity awards for the six months ended June 30, 2019 and 2018, respectively, under the fair value method. In addition to the equity-based compensation expense recognized, the Company also recognized $(60,000) and $28,000 of stock-based compensation related to the change in the fair value of cash-settled restricted stock units (RSUs) during the three months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded net reduction of $33,000 and $60,000 in the fair value of cash-settled RSUs, respectively.

During the three and six months ended June 30, 2019, the Company granted approximately 200,000 and 500,000 time-based RSUs with an aggregate fair value of $0.6 million and $1.4 million, respectively. For the three and six months ended June 30, 2018, the Company granted approximately 200,000 and 400,000 time-based RSUs with an aggregate fair value of $0.6 million and $1.3 million, respectively. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, a portion vest one year after grant and the remainder vest annually in equal amounts over the course of three years. The fair value of the time-based RSUs is expensed ratably over the requisite service period, which ranges from one year to three years.

The Company's 1995 long-term incentive program ("LTIP") provides for the issuance of performance-vesting and time-vesting restricted stock units to certain executives and other Company employees. Vesting of the performance-vesting restricted stock units (PRSU's) is contingent upon the employee's continued employment and the Company's achievement of certain performance goals during designated performance period as established by the Compensation Committee of the Board of Directors. We recognize compensation expense, net of estimated forfeitures, for PRSU's on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PRSUs that are expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.
During six months ended June 30, 2019, the Company granted approximately 350,000 performance-based RSUs to employees with an aggregate fair value of $0.9 million. During three months ended June 30, 2019, the Company did not grant any performance-based RSUs. During the three and six months ended June 30, 2018, the Company did not grant any performance-based RSUs. The Company did not grant any stock options for the three and six months ended June 30, 2019 and 2018.

12.	Debt

The Company entered into a 3-year, $5.0 million revolving line of credit facility ("RLOC") with Citizens Bank National Association (the Bank) on December 29, 2016 to fund general working capital needs and provide funding for acquisitions. On May 11, 2018, GSE  entered into an Amended and Restated Credit and Security Agreement (the Credit Agreement) with the Bank, amending and restating the Company's existing Credit and Security Agreement with the Bank, which included a $5.0 million asset-based revolving credit facility between the Company and the Bank, to now include (a) a $5.0 million revolving credit facility not subject to a borrowing base, including a letter of credit sub-facility, and (b) a $25.0 million delayed draw term loan facility available to be drawn upon for up to 18 months and to finance certain permitted acquisitions by the Company. The credit facilities mature in five years and bear interest at one-month LIBOR plus a margin that varies depending on the overall leverage ratio of the Company and its subsidiaries. Revolving loans are interest-only with principal due at maturity, while term loans require monthly payments of principal and interest based on an amortization schedule. The Company's obligations under the Credit Agreement are guaranteed by the Company's wholly owned subsidiaries. The credit facilities are secured by liens on all assets of the Company. Attendant to the Company's acquisition of DP Engineering, the Company and the Bank entered into a Third Amendment and Reaffirmation Agreement and a Fourth Amendment and Reaffirmation Agreement on February 15, 2019 and March 20, 2019, respectively. On June 28, 2019, the Company and the Bank entered into a Fifth Amendment and Reaffirmation Agreement, which changed fixed charge coverage ratio from 1.25, to four different ratios ranging from 1.05 to 1.25 among different time periods and changed leverage ratio to: (i) 2.75 to 1.00 for the periods ending on June 30, 2019, September 30, 2019, December 31, 2019 and March 31, 2020; (ii) 2.50 to 1.00 for the periods ending June 30, 2020 and September 30, 2020; (iii) 2.25 to 1.00 for the periods ending December 31st, March 31st, June 30th and September 30th thereafter.

RLOC

We intend to continue using the RLOC for short-term working capital needs and the issuance of letters of credit in connection with business operations. Letter of credit issuance fees range between 1.25% and 2% depending on the Company’s overall leverage ratio, and the Company pays an unused RLOC fee quarterly based on the average daily unused balance.

At June 30, 2019, there were no outstanding borrowings under the RLOC and three letters of credit totaling $0.9 million. The amount available at June 30, 2019, after consideration of letters of credit was approximately $4.1 million.

Term Loan

As discussed in Note 4, we acquired DP Engineering on February 15, 2019 for approximately $13.5 million in cash. The purchase price was subject to customary pre- and post-closing working capital adjustments plus an additional earn-out amount not to exceed $5.0 million potentially payable in 2020 and 2021. We drew down $14.3 million to finance the acquisition of DP Engineering. The loan bears interest at the adjusted one-month LIBOR plus a margin ranging between 2% and 2.75% depending on the overall leverage ratio of the Company and matures in five years. There were no debt issuance costs and loan origination fees associated with the loan related for our acquisition of DP Engineering.

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

The outstanding long-term debt under the delayed draw term loan facility was as follows:

(in thousands)	June 30, 2019	December 31, 2018
Long-term debt, net of discount	$20,934	$8,512
Less: current portion of long-term debt	(4,773)	1,902
Long-term debt, less current portion	$16,161	$6,610

The Credit Agreement contains customary covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company's ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions after any applicable grace period could result in the obligations under the Credit Agreement becoming immediately due and payable and termination of the credit facilities. In addition to non-compliance with covenants and restrictions, the Credit Agreement also contains other customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the Bank may declare the obligations under the Credit Agreement to be immediately due and payable and may terminate the credit facilities. At June 30, 2019, the Company was in compliance with its financial covenants.

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

(in thousands)

Balance, January 1, 2019	$1,621
Current period provision	175
Current period claims	(58)
Currency adjustment	(1)
Balance at June 30, 2019	$1,737

14.	Revenue

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers, upon the adoption of ASU 2014-09, Revenue from Contracts with Customers, and all the related updates (collectively, the new revenue standard) on January 1, 2018, using the modified retrospective transition method.

We generate revenue primarily through three broad revenue streams: 1) System Design and Build ("SDB"), 2) Software, and 3) Training and Consulting Services. We recognize revenue from SDB and software contracts mainly through the Performance Improvement Solutions segment and the training and consulting service contracts through both the Performance Improvement Solutions segment and Nuclear Industry Training and Consulting segment.

The following table represents a disaggregation of revenue by type of goods or services for the three and six months ended June 30, 2019 and 2018, along with the reportable segment for each category:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Performance Improvement Solutions segment
System Design and Build	$5,595	$7,300	$12,037	$14,795
Software	635	546	1,384	1,415
Training and Consulting Services	6,780	3,018	11,779	4,555

Nuclear Industry Training and Consulting segment
Training and Consulting Services	10,448	13,834	20,452	26,828

Total revenue	$23,458	$24,698	$45,652	$47,593

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

The following table reflects the revenue recognized in the reporting periods that were included in the contract liabilities from contracts with customers:

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue recognized in the period from amounts included in Billings in Excess at the beginning of the period	$2,813	$2,738	$7,853	$7,954

For an SDB contract, we generally have two main performance obligations: the training simulator build and post contract support ("PCS"). The training simulator build generally includes hardware, software, and labor. We recognize the training simulator build revenue over the construction and installation period using the cost-to-cost input method. In applying the cost-to-cost input method, we use the actual costs incurred to date relative to the total estimated costs to measure the work progress toward the completion of the performance obligation and recognize revenue accordingly. Estimated contract costs are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimates is recognized in the period in which the change is identified. Estimated losses are recognized in the period such losses are identified. Uncertainties inherent in the performance of contracts include labor availability and productivity, material costs, change order scope and pricing, software modification and customer acceptance issues. The reliability of these cost estimates is critical to the Company's revenue recognition as a significant change in the estimates can cause the Company's revenue and related margins to change significantly from the amounts estimated in the early stages of the project.

For the three and six months ended June 30, 2019, the Company recognized revenue of $1.1 million and $1.9 million related to performance obligations satisfied in previous periods, respectively.

As of June 30, 2019, the aggregate amount of transaction price allocated to the remaining performance obligations of SDB, software and fixed-price training and consulting services contracts is $27.2 million. The Company will recognize the revenue as the performance obligations are satisfied, which is expected to occur over the next 12 months.
15.	Income Taxes

The following table presents the provision (benefit) for income taxes and the effective tax rates:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Provision (benefit) for income taxes	$406	$(449)	$(1,442)	$(190)
Effective tax rate	144.5%	(84.4)%	24.8%	27.0%

The Company's income tax provision (benefit) for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense for the six months ended June 30, 2019 is comprised mainly of the tax impact of the loss on impairment, federal, foreign, and state tax expense. Total income tax expense for the six months ended June 30, 2018 is comprised mainly of federal, foreign, and state tax expense.

Our effective tax rates were 144.5% and 24.8% for the three and six months ended June 30, 2019, respectively. For the three months ended June 30, 2019, the difference between our effective tax rate of 144.5% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in valuation allowance in our China subsidiary, discrete item adjustments for the U.S. and foreign taxes, and the excess book deduction related to stock options and restricted stock units that were exercised or vested during the quarter. For the six months ended June 30, 2019, the difference between the effective tax rate of 24.8% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain foreign tax contingencies, and discrete item adjustments, including the tax impact of the loss on impairment.

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

The Company recognizes deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. The Company has evaluated all positive and negative evidence and determined that it will continue to assess a full valuation allowance on its India, Swedish and U.K. net deferred assets as of June 30, 2019. The Company has determined that it will continue to assess a valuation allowance on its China deferred tax asset related to transfer pricing. The Company has determined that it is more likely than not that it will realize the benefits of its deferred taxes in the U.S.

16.	Leases

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

Lease contracts are evaluated at inception to determine whether they contain a lease, where the Company obtains the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets (in thousands):

Operating Leases	Classification	June 30, 2019
Leased Assets
Operating lease - right of use assets	Long term assets	$4,071

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	1,078
Operating lease liabilities	Long term liabilities	3,439
		$4,517

The Company has entered into a sublease with a tenant to rent out 3,822 of square feet from the lease at its Sykesville office on April 1, 2017, with the exact same consideration as on the head lease for our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, Maryland. The sublease does not relieve the Company of its primary lease obligation. The lessor agreement was an operating lease historically. The Company does not recognize underlying assets for the sublease as a lessor of the operating lease. The net amount received from the sublease is recorded within selling, general and administrative expenses.

The table below summarizes the lease income and expenses recorded in the consolidated statement of operations incurred during the three and six months ended June 30, 2019, (in thousands):

Lease Cost	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$317	$545
Short-term leases costs (2)	Selling, general and administrative expenses	35	73
Sublease income (3)	Selling, general and administrative expenses	(16)	(32)
Net lease cost		$336	$586

(1) Includes variable lease costs which are immaterial.
(2) Include leases maturity less than twelve months from the report date.
(3) Sublease portfolio consists of the sublease part of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The future minimum lease payments under non-cancellable operating leases are reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted operating lease liabilities as recognized at June 30, 2019 consolidated balance sheets (in thousands):

Operating Leases
2019	$654
2020	1,246
2021	1,216
2022	1,156
2023	622
After 2023	107
Total lease payments	$5,001
Less: Interest	484
Present value of lease payments	$4,517

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, the Company uses the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	Six Months Ended June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.22
Weighted-average discount rate
Operating leases	5%

The table below sets out the classification of lease payments in the consolidated statement of cash flows. The right-of-use assets obtained in exchange for operating lease liabilities represent new operating  leases obtained through business combination during the six months ended June 30, 2019.

(in thousands)

Other Information	Six Months Ended June 30, 2019
- Operating cash flows used in operating leases	$567
Cash paid for amounts included in measurement of liabilities	567

Right-of-use assets obtained in exchange for new operating liabilities	$1,777

17.	Segment Information
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
Due to the impairment described in Note 8 related to DP Engineering, we recognized charges totaling $5.5 million related to the impairment of certain definite-lived intangible assets and goodwill in our Performance segment.
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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenue:
Performance Improvement Solutions	$13,010	$10,864	$25,200	$20,765
Nuclear Industry Training and Consulting	10,448	13,834	20,452	26,828
	23,458	24,698	45,652	47,593

Operating loss:
Performance Improvement Solutions	1,010	619	208	(171)
Nuclear Industry Training and Consulting	(293)	61	(1,218)	(277)
Loss on impairment	-	-	(5,464)	-
Change in fair value of contingent consideration, net	-	-	1,200	-

Operating income (loss)	717	680	(5,274)	(448)

Interest (expense), net	(316)	(61)	(524)	(39)
Loss on derivative instruments, net	(101)	(91)	(8)	(247)
Other (expense) income, net	(19)	4	3	29
Income (loss) before income taxes	$281	$532	$(5,803)	$(705)

18. Non-consolidated Variable Interest Entity
The Company, through its wholly owned subsidiary DP Engineering, effectively holds a 48% membership interest in DP-NXA Consultants LLC ("DP-NXA").
DP-NXA was established to provide industrial services that include civil, structural, architectural, electrical, fire protection, plumbing, mechanical consulting engineering services to customers. DP-NXA sub-contracts their work to its two owners, NXA Consultants LLC ("NXA"), which owns 52% of the entity, and DP Engineering. DP Engineering and NXA contributed $48 and $52, respectively, for 48% and 52% interest in DP-NXA. DP Engineering recorded the contributed cash as an equity investment.
The Company evaluated the nature of DP Engineering's investment in DP-NXA and determined that DP-NXA is a variable interest entity (“VIE”). Since the Company does not have the power to direct activities that most significantly impact DP-NXA, it cannot be DP-NXA’s primary beneficiary. Furthermore, the Company concluded that it did not hold a controlling financial interest in DP-NXA since NXA, the VIE's majority owner, makes all operation and business decisions. The Company accounts for its investment in DP-NXA using the equity method of accounting due to the fact the Company exerts significant influence with its 48% of membership interest, but does not control the financial and operating decisions.
The Company's maximum exposure to any losses incurred by DP-NXA is limited to its investment. As of June 30, 2019, the Company has not made any additional contributions to DP-NXA and believes its maximum exposure to any losses incurred by DP-NXA was not material. As of June 30, 2019, the Company does not have existing guarantee with or to DP-NXA, or any third-party work contracted with it.
For the three and six months ended June 30, 2019, the carrying value of the investment in DP-NXA is zero. We do not have any investment income or loss from DP-NXA for the three and six months ended June 30, 2019.
The following table presents the carrying amount and classification of the assets related to the Company’s variable interests in non-consolidated VIE and the maximum exposure to loss at June 30, 2019.
(In thousands)	June 30, 2019
Assets
Cash:
Checking account	$184
Total assets	$184
Liabilities
Credit card and other payables	184
Total liabilities	184
Total net assets	$-
Maximum exposure to loss	$-

19.	Subsequent Events
On August 6, 2019, the Company received, as a follow on to the Notice of Suspension the Company received from a customer of DP Engineering, a notice of termination from this customer, notifying the Company that they were terminating their consulting service agreement with DP Engineering. This termination letter followed the receipt of the Notice of Suspension received on February 28, 2019, as more fully described in Note 4 and Note 8. Work in progress with this customer under open contract orders will be completed under existing terms and agreements and is unaffected by the notice of termination. Management plans to evaluate whether any further impairment of the intangibles acquired in our acquisition of DP Engineering will be required during the third quarter of 2019 or if there is any impact on the Company's deferred tax assets. The Company is assessing the impact of this customer loss on its business operations and is implementing plans to align DP Engineering's operations with evolving business needs.

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
Approximately one week following our acquisition of DP Engineering, an adverse event occurred at one of DP Engineering’s major customer's location that affected plant operations. In its initial analysis of the causes of that event, the customer identified a prior plant modification by DP Engineering as meriting further analysis. As is customary in the industry, pursuant to an Engineer of Choice agreement, the customer issued DP Engineering a Notice of Suspension while a root cause analysis was completed. We completed our root cause analysis and presented it to the customer on April 25, 2019. Following the initial analysis, the customer had DP Engineering restart all existing work with the Company, however, the customer also informed DP Engineering that it was suspended from bidding new contracts. This incident adversely impacted the relationship between DP Engineering and its customer. As a result, DP Engineering experienced a significant decline in new orders from this customer and was not able or permitted to bid on new work. The Company determined this represented a triggering event requiring an interim assessment for impairment. As a result of the impairment analysis, we recognized the impairment charges of $2.1 million on goodwill and $3.4 million on definite-lived intangible assets related to the acquisition of DP Engineering during the quarter ended March 31, 2019. Upon the further notice of termination from the customer on August 6, 2019, as disclosed in Note 19, management will be assessing during the third quarter of 2019 the impact of this customer loss on DP Engineering and the likelihood of additional impairment that would be recognized against goodwill and intangible assets. Due to the recentness of this acquisition, we have not finalized the allocation of our purchase price to the tangible and intangible assets of DP Engineering we purchased. As such, we may need to record additional expense once the purchase price allocation is final.
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
Performance Improvement Solutions (approximately 55% of revenue at June 30, 2019 )
Our Performance segment primarily encompasses our power plant high-fidelity simulation solutions, engineering services for ASME programs, thermal performance optimization and plan design modifications, and interactive computer-based tutorials/simulation focused on the process industry. This segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve, primarily nuclear and fossil fuel power generation, as well as the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. GSE and its predecessors have been providing these services since 1976.
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
Nuclear Industry Training and Consulting (approximately 45% of revenue at June 30, 2019)

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
Employees.  As of June 30, 2019, we had approximately 480 employees, which includes approximately 262 in our Performance Improvement segment and approximately 218 in our Nuclear Industry Training and Consulting segment. To date, we have been able to locate and engage highly qualified employees as needed and we expect our growth efforts to be addressed through attracting top talent.

Backlog.  As of June 30, 2019, we had approximately $54.9 million of total gross revenue backlog, which included $38.6 million of Performance Improvement Solutions backlog and $16.3 million of Nuclear Industry Training and Consulting backlog. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client.  We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three months ended June 30,				Six months ended June 30,
	2019	%	2018	%	2019	%	2018	%
Revenue	$23,458	100.0%	$24,698	100.0%	$45,652	100.0%	$47,593	100.0%
Cost of revenue	17,591	75.0%	18,358	74.3%	35,049	76.8%	36,355	76.4%
Gross profit	5,867	25.0%	6,340	25.7%	10,603	23.2%	11,238	23.6%
Operating expenses:
Selling, general and administrative	4,343	18.5%	4,793	19.4%	8,766	19.2%	9,320	19.6%
Research and development	156	0.7%	189	0.8%	396	0.9%	518	1.1%
Restructuring charges	2	0.0%	190	0.8%	2	0.0%	1,107	2.3%
Loss on impairment	-	0.0%	-	0.0%	5,464	12.0%	-	0.0%
Depreciation	102	0.4%	176	0.7%	193	0.4%	279	0.6%
Amortization of definite-lived intangible assets	547	2.3%	312	1.3%	1,056	2.3%	462	1.0%
Total operating expenses	5,150	22.0%	5,660	22.9%	15,877	34.8%	11,686	24.6%

Operating income (loss)	717	3.0%	680	2.8%	(5,274)	(11.6)%	(448)	(1.0)%

Interest (expense), net	(316)	(1.3)%	(61)	(0.2)%	(524)	(1.1)%	(39)	(0.1)%
Loss on derivative instruments, net	(101)	(0.4)%	(91)	(0.4)%	(8)	0.0%	(247)	(0.5)%
Other (expense) income, net	(19)	(0.1)%	4	0.0%	3	0.0%	29	0.1%

Income (loss) before income taxes	281	1.2%	532	2.2%	(5,803)	(12.7)%	(705)	(1.5)%
Provision (benefit) for income taxes	406	1.7%	(449)	(1.8)%	(1,442)	(3.2)%	(190)	(0.4)%
Net (loss) income	$(125)	(0.5)%	$981	4.0%	$(4,361)	(9.6)%	$(515)	(1.1)%

Results of Operations - Three and six months ended June 30, 2019, versus three and six months ended June 30, 2018

Revenue. Total revenue for the three months ended June 30, 2019, decreased 5.0% compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, revenue decreased 4.1% compared to the six months ended June 30, 2018. The decrease in revenue was primarily due to decrease in revenue in the Nuclear Industry Training and Consulting segment, as described below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Revenue:
Performance Improvement Solutions	$13,010	$10,864	$25,200	$20,765
Nuclear Industry Training and Consulting	10,448	13,834	20,452	26,828
Total revenue	$23,458	$24,698	$45,652	$47,593

Performance Improvement Solutions revenue increased approximately $2.1 million or 19.8% during the three months ended June 30, 2019, compared to the same period in the prior year. Total new orders for this segment were $3.7 million during the three months ended June 30, 2019, a decrease of $(4.9) million when compared to the $8.6 million in the new orders during the three months ended June 30, 2018. The increase in revenue was primarily due to the acquisition of DP Engineering, which contributed to $2.7 million of revenue to the segment during the three months ended June 30, 2019. This increase was partially offset by a decline of $0.6 million from foreign subsidiaries that we will close by the end of 2019. The decline in new orders is due to a combination of factors including expected new orders being delayed until the second half of the year, the cyclical nature of our industry and business, and the retooling of the business development in the first half of the year.

For the six months ended June 30, 2019, Performance Improvement Solutions revenue was $25.2 million compared to $20.8 million for the six months ended June 30, 2018. We recorded total new orders of $8.3 million during the six months ended June 30, 2019, a decrease of $(6.2) million compared to $14.5 million in the six months ended June 30, 2018. The increase in revenue for the six months ended June 30, 2019 compared to the prior year was mainly driven by the acquisition of DP Engineering, which contributed  $4.3 million of revenues to the segment since the acquisition.

For the three months ended June 30, 2019, Nuclear Industry Training and Consulting revenue decreased $(3.4) million, or 24.5% compared to the three months ended June 30, 2018. Total new orders for this segment were $5.8 million in the three months ended June 30, 2019, compared to $7.4 million in the prior year. The decrease in the revenue was largely due to lower customer demand for staffing and less work completed during the three months ended June 30, 2019. The decline in new orders is due to a combination of factors including customer budget cut, the cyclical nature of our industry and business, and the retooling of the business development in the first half of the year.

For the six months ended June 30, 2019, Nuclear Industry Training and Consulting revenue decreased $(6.4) million, or 23.8% compared to the six months ended June 30, 2018. We recorded total new orders of $15.6 million in the six months ended June 30, 2019, compared to $26.2 million in the six months ended June 30, 2018. The $(6.4) million decrease in revenue was primarily due to lower customer demand for staffing from the Company's major customers for the six months ended June 30, 2019.

As of June 30, 2019, backlog was $54.9 million: $38.6 million for the Performance Improvement Solutions business segment, and $16.3 million for Nuclear Industry Training and Consulting. As of December 31, 2018, the Company's backlog was $70.6 million: $49.4 million for the Performance Improvement Solutions business segment and $21.2 million for Nuclear Industry Training and Consulting. The decrease of backlog was primarily due to 2018 backlog that was converted to revenues during 2019 and has only been partially backfilled by new orders.

Gross Profit. Gross profit totaled $5.9 million for the three months ended June 30, 2019, compared to $6.3 million for the same period in 2018.  As a percentage of revenue, gross profit decreased from 25.7% for the three months ended June 30, 2018, to 25.0% for the three months ended June 30, 2019.  For the six months ended June 30, 2019, gross profit was $10.6 million compared to $11.2 million for the same period in 2018.  As a percentage of revenue, gross profit decreased from 23.6% for the six months ended June 30, 2018, to 23.2% for the six months ended June 30, 2019.

	Three months ended				Six months ended
	June 30,				June 30,
(in thousands)	2019	%	2018	%	2019	%	2018	%
Gross profit:
Performance Improvement Solutions	$4,540	34.9%	$4,429	40.8%	$8,239	32.7%	$7,680	37.0%
Nuclear Industry Training and Consulting	1,327	12.7%	1,911	13.8%	2,364	11.6%	3,558	13.3%
Consolidated gross profit	$5,867	25.0%	$6,340	25.7%	$10,603	23.2%	$11,238	23.6%

The decrease in gross profit percentage for Performance Improvement Solutions for the three and six months ended June 30, 2019, was primarily due to lower margin projects completed in the first half of 2019 when compared to the comparable periods in 2018.

The gross profit percentage in Nuclear Industry Consulting and Training was slightly lower during the three and six months ended June 30, 2019, as compared to other periods, mainly due to normal changes in the mix of projects with different margins.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses totaled $4.3 million in the three months ended June 30, 2019, a 9.4% decrease from the $4.8 million for the same period in 2018. For the six months ended June 30, 2019 and 2018, SG&A expenses totaled $8.8 million and $9.3 million, respectively. Fluctuations in the components of SG&A spending were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Corporate charges	$3,046	$3,432	$7,479	$6,769
Business development	858	965	1,802	1,883
Facility operation & maintenance (O&M)	434	276	679	547
Bad debt expense	-	117	-	117
Change in contingent consideration	-	-	(1,200)	-
Other	5	3	6	4
Total	$4,343	$4,793	$8,766	$9,320

Corporate charges were $3.4 million for the three months ended June 30, 2018, $3.0 million for the three months ended June 30, 2019. For the six months ended June 30, 2019 and 2018, corporate charges increased from $6.8 million to $7.5 million. The increase was primarily driven by the following: $2.1 million of higher corporate charges attributable to the acquisition of DP Engineering and True North, which was partially offset by $0.6 million of lower corporate charges on international subsidiaries, $0.5 million of lower performance bonus and $0.2 million of lower professional fees.

Business development expense decreased $(0.1) million and $(0.1) million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

Facility O&M expenses increased $158,000 and $132,000 for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase in 2019 was mainly due to the acquisition of DP Engineering in February 2019, which resulted in the lease of additional office space in Fort Worth, Texas, Baton Rouge, Louisiana, and Russellville, Arkansas.

As a result of the triggering event occurring at DP Engineering, the Company determined the fair value of the contingent consideration recorded in connection with the acquisition of DP Engineering in February 2019 was zero and recorded the reduction as an offset to selling, general and administrative expenses.
Research and Development Expenses. Research and development (R&D) costs consist primarily of software engineering personnel and other related costs. R&D costs, net of capitalized software, totaled $156,000 and $189,000 for the three months ended June 30, 2019 and 2018, respectively. Before capitalization of software development costs, R&D costs totaled $0.3 million and $0.4 million for each of the three months ended June 30, 2019 and 2018. R&D costs, net of capitalized software, totaled $0.4 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. R&D expenses before capitalization of software development costs totaled $0.6 million and $0.8 million for each of the six months ended June 30, 2019 and 2018. The decrease in R&D expenses in 2019 was mainly due to less headcount in current year.

Restructuring Charges. On December 27, 2017, the Board of GSE Systems, Inc. approved an international restructuring plan to streamline and optimize the Company's global operations and we announced we expected restructuring charges to total $2.2 million, excluding any tax impacts and cumulative translation adjustments. The Company recorded restructuring charges of approximately $2,000 for the three months ended June 30, 2019, primarily consisting of legal expenses on restructuring. As of June 30, 2019, we had recorded accumulated restructuring charges of $2,000, and we expect to record the remaining restructuring charges of approximately $0.1 million by the end of 2019. For the six months ended June 30, 2018 we recorded restructuring charges of $1.1 million, which represented additional restructuring accruals related to the restructuring plan initiated in 2015.

Depreciation. Depreciation expense decreased $(74,000) and $(86,000) for the three and six months ended June 30, 2019, compared to the same periods in 2018.

Amortization of Definite-lived Intangible Assets. Amortization expense related to definite-lived intangible assets totaled $547,000  and $312,000 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, amortization expense related to definite-lived intangible assets totaled $1.1 million and $0.5 million, respectively. The increase in amortization of definite-lived intangible assets in 2019 was primarily due to the acquisition of DP Engineering and True North. During the three and six months ended June 30, 2019, DP Engineering's amortization expenses totaled $117,000 and $168,000, respectively. During the three and six months ended June 30, 2019, True North's amortization expenses totaled $291,000 and $623,000, respectively.

Interest (expense), net. Interest expense totaled $316,000 and $524,000 for the three and six months ended June 30, 2019, respectively. Interest expense totaled $61,000 and $39,000 for the three and six months ended June 30, 2018, respectively. The Company issued a five-year term loan of $14.3 million in February 2019 to finance the acquisition of DP Engineering, and has recorded interest expense of $196,000 related to the term loan for the three months ended June 30, 2019.

Loss on derivative instruments, net. In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We control a portion of these risks through a risk management program that includes the use of derivative instruments. (Loss) gain on derivative instruments relates to the Company's interest rate swap contracts, foreign exchange contracts and remeasurement of foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals. The following table summarizes the components of the (loss) gain recognized for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest rate swap - change in fair value	$(62)	$(11)	$(88)	$(11)
Foreign exchange contracts- change in fair value	(32)	(46)	70	(164)
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	(7)	(34)	10	(72)
Loss on derivative instruments, net	$(101)	(91)	$(8)	$(247)

Other Income (Expense), Net.  For the three and six months ended June 30, 2019, the Company recognized other expense, net, of $19,000 and other income, net, of $3,000, respectively. For the three and six months ended June 30, 2018, the Company recognized other income, net, of $4,000 and other income, net, of $29,000, respectively.

Provision (benefit) for Income Taxes

Income tax expense (benefit) was $0.4 million and $(1.4) million with effective income tax rates of 144.5% and 24.8% for the three and six months ended June 30, 2019, respectively. This is compared to income tax expense of $(0.4) million and $(0.2) million with effective income tax rates of (84.4)% and 27.0%, for the three and six months ended June 30, 2018, respectively. The Company's income tax provision (benefit) for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. Tax expense in 2019 is comprised mainly of the tax impact for loss on impairment, and federal, foreign, and state tax expense. Tax expense in 2018 is comprised mainly of federal, foreign, and state tax expense.

Our effective tax rates were 144.5% and 24.8% for the three and six months ended June 30, 2019. For the three months ended June 30, 2019, the difference between our effective tax rate of 144.5% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in valuation allowance in our China subsidiary, discrete item adjustments for the U.S. and foreign taxes, and then excess book deduction related to stock options and restricted stock units that were exercised or vested during the quarter.  For the six months ended June 30, 2019, the difference between the effective tax rate of  24.8% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain foreign contingencies, and discrete item adjustments, including the tax impact of the loss on impairment.

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

The Company has recorded full valuation allowances for its Chinese, U.K., and Swedish net deferred tax assets at June 30, 2019.

During the quarter ended June 30, 2018, the Company identified an immaterial error of $1.2 million, or $0.06 per share, in the December 31, 2017 financial statements related to the release of the valuation allowance against deferred tax assets attributable to windfall tax benefits recognized upon the adoption of ASU 2016-09. The portion relating to ASU 2016-09 should have been recorded to the consolidated statement of operations as an increase to our benefit for income taxes with a resulting increase to net income during the year ended December 31, 2017, however, the adjustment was recorded to accumulated deficit in the consolidated statement of changes in stockholders’ equity. This had no impact to the ending accumulated deficit balance at December 31, 2017.

Additionally, the Company identified a $0.7 million classification error between deferred tax asset and deferred tax liability at December 31, 2017 due to improper netting of deferred taxes by jurisdiction. Accordingly, we reclassified $0.7 million of deferred tax liabilities, which was included in other liabilities to deferred tax assets in our December 31, 2017 consolidated balance sheet.

The Company evaluated the required changes and has made adjustments for the year ended December 31, 2018. The financial statements for the year ended December 31, 2018 have reflected the correct data.

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

Liquidity and Capital Resources

As of June 30, 2019, the Company’s cash and cash equivalents totaled $9.7 million compared to $12.1 million at December 31, 2018.

For the six months ended June 30, 2019 and 2018, net cash used in operating activities was $(0.9) million and $(6.3) million, respectively. The increase of $5.4 million in cash flows provided by operating activities was primarily driven by the collection of  contract receivables during the period.

Net cash used in investing activities totaled $(13.7) million and $(10.6) million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash outflow in 2019 was primarily driven by the acquisition of DP Engineering, the net cash consideration of which was $14.8 million.

For the six months ended June 30, 2019 and 2018, cash provided by financing activities totaled $12.3 million and $7.6 million, respectively. The increase in the cash inflow from financing activities was largely driven by the proceeds from draw down of a term loan of $14.3 million; the increase was partially offset by an increase of repayments of $1.8 million on the term loan.

At June 30, 2019, the Company had cash and cash equivalents of $9.7 million. The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.

Credit Facilities

Citizens Bank

The Company entered into a three-year, $5.0 million revolving line of credit facility (RLOC) with Citizens Bank, National Association (the Bank) on December 29, 2016, to fund general working capital needs. On June 28, 2019, GSE and Performance Solutions (collectively, the Borrower) entered into an Amended and Restated Credit and Security Agreement (the Credit Agreement) with the Bank, amending and restating the Company's existing Credit and Security Agreement with the Bank, which included a $5.0 million asset-based revolving credit facility between the Borrower and the Bank, to now include (a) a $5.0 million revolving credit facility not subject to a borrowing base, including a letter of credit sub-facility, and (b) a $25.0 million delayed draw term loan facility available to be drawn upon for up to 18 months and to finance certain permitted acquisitions by the Company.

On May 11, 2018, upon acquisition of True North, the Company drew down approximately $10.3 million to fund the transaction, $0.5 million of which was repaid to the Bank on the same day. On February 15, 2019, upon acquisition of DP Engineering, the Company drew down approximately $14.3 million to fund the transaction. At June 30, 2019, the outstanding balance of the long-term debt was $20.9 million.

At June 30, 2019, there were no outstanding borrowings on the RLOC and three letters of credit totaling $0.9 million. The amount available at June 30, 2019, after consideration of the letters of credit was approximately $4.1 million.

The credit facility agreement is subject to financial covenants, some of which was amended on June 28, 2019, and reporting requirements. At June 30, 2019, the Company was in compliance with its financial covenants.

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
(in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) income	$(125)	$981	$(4,361)	$(515)
Interest expense (income), net	316	61	524	39
Provision for income taxes	406	(449)	(1,442)	(190)
Depreciation and amortization	748	573	1,477	944
EBITDA	1,345	1,166	(3,802)	278
Loss on impairment	-	-	5,464	-
Impact of the change in fair value of contingent consideration	-	-	(1,200)	-
Restructuring charges	2	190	2	1,107
Stock-based compensation expense	439	401	1,036	1,028
Impact of the change in fair value of derivative instruments	101	91	8	247
Acquisition-related expense	-	491	628	491
Bad debt expense due to customer bankruptcy	-	65	-	65
Adjusted EBITDA	$1,887	$2,404	$2,136	$3,216

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
(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) income	$(125)	$981	$(4,361)	$(515)
Loss on impairment	-	-	5,464	-
Impact of the change in fair value of contingent consideration	-	-	(1,200)	-
Restructuring charges	2	190	2	1,107
Stock-based compensation expense	439	401	1,036	1,028
Impact of the change in fair value of derivative instruments	101	91	8	247
Acquisition-related expense	-	491	628	491
Amortization of intangible assets related to acquisitions	547	312	1,056	462
Bad debt expense due to customer bankruptcy	-	65	-	65
Adjusted net income	$964	$2,531	$2,633	$2,885

Diluted (loss) income per common share	$(0.01)	$0.05	$(0.22)	$(0.03)

Adjusted earnings per common share – Diluted	$0.05	$0.13	$0.13	$0.14

Weighted average shares outstanding - Diluted(1)	20,269,733	20,029,123	20,154,866	19,920,034

(1) During the six months ended June 30, 2019 and 2018, the Company reported both a GAAP net loss and positive adjusted net income. Accordingly, there were 175,848 and 714,821 dilutive shares from options and RSUs included in the adjusted earnings per common share calculation, that were considered anti-dilutive in determining the GAAP diluted loss per common share.

(1)  During the three months ended June 30, 2019, the Company reported a GAAP net loss and positive adjusted net income. Accordingly, there were 263,241 dilutive shares from options and RSUs included in the adjusted earnings per common share calculation, that were considered anti-dilutive in determining the GAAP diluted loss per common share. During the three months ended June 30, 2018, the Company reported both a GAAP net income and positive adjusted net income. Accordingly, there were 377,682 dilutive shares from options and RSUs included in the adjusted earnings per common share calculation.

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

On February 15, 2019, the Company completed the purchase of DP Engineering. DP Engineering constitutes 16.7% of total assets of the Company at June 30, 2019, and 9% of the Company's consolidated revenue for the six months ended June 30, 2019. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired company's controls by the quarter-end, the Company's management has excluded DP Engineering from its evaluation of disclosure controls and procedures from the date of such acquisition through June 30, 2019.

On May 11, 2018, the Company completed the acquisition of True North, LLC (True North). True North constitutes 23.7% of total assets of the Company at December 31, 2018, and 8.6% of the Company's consolidated revenue for the year ended December 31, 2018.  Our management has implemented GSE's disclosure controls and procedures over the acquired operation of True North as of June 30, 2019.
Changes in Internal Control over Financial Reporting

Other than changes to apply our internal control structure to True North, there were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

On March 29, 2019, a former employee of Absolute Consulting, Inc., filed a putative class action against Absolute and the Company, Joyce v. Absolute Consulting Inc., case number 1:19 cv 00868 RDB, in the United States District Court for the District of Maryland. The lawsuit alleges that plaintiff was not properly compensated for overtime hours that he worked.  In addition, he alleges that there is a class of employees who were not properly compensated for overtime hours worked. Absolute and the Company waived service and, on May 28, 2019, Absolute filed an answer to the complaint and the Company filed a motion to dismiss asserting that the Company was not the plaintiff’s employer and, therefore, not a proper party to the litigation. The plaintiff has responded and opposed the motion to dismiss. No scheduling order has been issued and the motion to dismiss remains pending. The Company and Absolute intend to vigorously defend this litigation. The Company is unable to conclude that the likelihood of an unfavorable outcome in this matter is remote or probable, but the Company and Absolute continue to deny the allegations and defend the case. The Company has asserted an indemnification claim related to this litigation against the sellers of Absolute.
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

10.1
Fifth Amendment and Reaffirmation Agreement, dated as of June 28, 2019, by and among Citizens Bank, National Association, as Bank, and GSE Systems, Inc. and GSE Performance Solutions, Inc. as Borrower, GSE True North Consulting, LLC, Hyperspring, LLC, Absolute Consulting, Inc. and DP Engineering, LLC as Guarantor. Incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2019.

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

Date:  August 14, 2019
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)