Form 10-Q
period 2019-09-30
GSE SYSTEMS INC
filed 2019-11-19
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2019

or

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

There were 20,007,469 shares of common stock, with a par value of $0.01 per share outstanding as of October 31, 2019.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,606	$12,123
Contract receivables, net	16,566	21,077
Prepaid expenses and other current assets	1,836	1,800
Total current assets	27,008	35,000

Equipment, software, and leasehold improvements	5,627	5,293
Accumulated depreciation	(4,525)	(4,228)
Equipment, software, and leasehold improvements, net	1,102	1,065

Software development costs, net	648	615
Goodwill	16,709	13,170
Intangible assets, net	7,960	6,080
Deferred tax assets	6,635	5,461
Operating lease - right of use assets, net	3,720	-
Other assets	77	49
Total assets	$63,859	$61,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of debt issuance costs and original issue discount	$4,778	$1,902
Accounts payable	1,174	1,307
Accrued expenses	1,820	2,646
Accrued compensation	2,904	3,649
Billings in excess of revenue earned	3,870	10,609
Accrued warranty	1,185	981
Income taxes payable	1,368	1,176
Other current liabilities	1,078	60
Total current liabilities	18,177	22,330

Long-term debt, less current portion, net of debt issuance costs and original issue discount	14,968	6,610
Operating lease liabilities	3,121	-
Other liabilities	1,070	1,371
Total liabilities	37,336	30,311

Commitments and contingencies

Stockholders' equity:
Preferred stock $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 21,788,525 shares issued, 20,189,614 shares outstanding as of September 30, 2019; 60,000,000 shares authorized, 21,485,445 shares issued, 19,886,534 shares outstanding as of December 31, 2018	218	214
Additional paid-in capital	79,138	78,118
Accumulated deficit	(48,050)	(42,569)
Accumulated other comprehensive loss	(1,784)	(1,635)
Treasury stock at cost, 1,598,911 shares on September 30, 2019 and December 31, 2018	(2,999)	(2,999)
Total stockholders' equity	26,523	31,129
Total liabilities and stockholders' equity	$63,859	$61,440

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenue	$20,031	$21,801	$65,683	$69,394
Cost of revenue	15,358	16,380	50,407	52,735
Gross profit	4,673	5,421	15,276	16,659

Operating expenses:
Selling, general and administrative	3,465	4,366	12,231	13,686
Research and development	130	247	526	765
Restructuring charges	740	70	742	1,177
Loss on impairment	-	-	5,464	-
Depreciation	107	132	300	411
Amortization of definite-lived intangible assets	494	632	1,550	1,094
Total operating expenses	4,936	5,447	20,813	17,133

Operating loss	(263)	(26)	(5,537)	(474)

Interest (expense), net	(288)	(114)	(812)	(153)
Loss on derivative instruments, net	(61)	(59)	(69)	(306)
Other income (expense), net	59	(5)	62	24
Loss before income taxes	(553)	(204)	(6,356)	(909)
Provision (benefit) for income taxes	568	314	(874)	124
Net loss	$(1,121)	$(518)	$(5,482)	$(1,033)

Basic loss per common share	$(0.06)	$(0.03)	$(0.27)	$(0.05)

Diluted loss per common share	$(0.06)	$(0.03)	$(0.27)	$(0.05)

Weighted average shares outstanding - Basic	20,007,469	19,786,888	20,021,829	19,620,207

Weighted average shares outstanding - Diluted	20,007,469	19,786,888	20,021,829	19,620,207

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net loss	$(1,121)	$(518)	$(5,482)	$(1,033)
Cumulative translation adjustment	(89)	(31)	(149)	(258)
Comprehensive loss	$(1,210)	$(549)	$(5,631)	$(1,291)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock					Treasury Stock
Nine Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total
Balance, January 1, 2019	21,485	$214	$78,118	$(42,569)	$(1,635)	(1,599)	$(2,999)	$31,129

Stock-based compensation expense	-	-	1,238	-	-	-	-	1,238
Common stock issued for options exercised	9	1	89	-	-	-	-	90
Common stock issued for RSUs vested	294	3	(3)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(304)	-	-	-	-	(304)
Foreign currency translation adjustment	-	-	-	-	(149)	-	-	(149)
Net loss	-	-	-	(5,482)	-	-	-	(5,482)
Balance, September 30, 2019	21,789	$218	$79,138	$(48,050)	$(1,784)	(1,599)	$(2,999)	$26,523

Balance, January 1, 2018	21,024	$210	$76,802	$(42,870)	$(1,471)	(1,599)	$(2,999)	$29,672

Cumulative effect of adopting ASC 606	-	-	-	655	-	-	-	655
Stock-based compensation expense	-	-	1,370	-	-	-	-	1,370
Common stock issued for options exercised	214	2	37	-	-	-	-	39
Common stock issued for RSUs vested	194	2	(2)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(331)	-	-	-	-	(331)
Foreign currency translation adjustment	-	-	-	-	(258)	-	-	(258)
Net loss	-	-	-	(1,033)	-	-	-	(1,033)
Balance, September 30, 2018	21,432	$214	$77,876	$(43,248)	$(1,729)	(1,599)	$(2,999)	$30,114

	Common Stock					Treasury Stock

Three Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total
Balance, July 1, 2019	21,699	$217	$79,028	$(46,930)	$(1,695)	(1,599)	$(2,999)	$27,622

Stock-based compensation expense	-	-	169	-	-	-	-	169
Common stock issued for options exercised	0	-	15	-	-	-		15
Common stock issued for RSUs vested	90	1	(1)	-	-	-		-
Shares withheld to pay taxes	-	-	(73)	-	-	-		(73)
Foreign currency translation adjustment	-	-	-	-	(89)	-		(89)
Net loss	-	-	-	(1,121)	-	-		(1,121)
Balance, September 30, 2019	21,789	$218	$79,138	$(48,050)	$(1,784)	(1,599)	$(2,999)	$26,523

Balance, July 1, 2018	21,311	$213	$77,611	$(42,730)	$(1,698)	(1,599)	$(2,999)	$30,397

Stock-based compensation expense	-	-	402	-	-	-	-	402
Common stock issued for options exercised	84	-	(56)	-	-	-	-	(56)
Common stock issued for RSUs vested	37	1	-	-	-	-	-	1
Shares withheld to pay taxes	-	-	(81)	-	-	-	-	(81)
Foreign currency translation adjustment	-	-	-	-	(31)	-	-	(31)
Net income	-	-	-	(518)	-	-	-	(518)
Balance, September 30, 2018	21,432	$214	$77,876	$(43,248)	$(1,729)	(1,599)	$(2,999)	$30,114

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,482)	$(1,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment	5,464	-
Depreciation	300	411
Amortization of definite-lived intangible assets	1,550	1,094
Amortization of capitalized software development costs	293	353
Change in fair value of contingent consideration	(1,200)	-
Stock-based compensation expense	1,150	1,535
Loss on derivative instruments, net	69	306
Bad debt expense	48	146
Deferred income taxes	(1,276)	74
Gain on sale of equipment, software, and leasehold improvements	(7)	-
Changes in assets and liabilities:
Contract receivables, net	7,314	(3,165)
Prepaid expenses and other assets	438	948
Accounts payable, accrued compensation, and accrued expenses	(2,400)	(965)
Billings in excess of revenue earned	(6,777)	(5,800)
Accrued warranty	102	(256)
Other liabilities	82	(8)
Cash used in operating activities	(332)	(6,360)

Cash flows from investing activities:
Proceeds from sale of equipment, software and leasehold improvements	8	-
Purchase of equipment, software and leasehold improvements	(127)	(510)
Capitalized software development costs	(326)	(325)
Acquisition of True North Consulting, net of cash acquired	-	(9,635)
Acquisition of DP Engineering, net of cash acquired	(13,521)	-
Cash used in investing activities	(13,966)	(10,470)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	14,263	10,154
Repayment of long-term debt	(3,029)	(1,164)
Proceeds from issuance of common stock	90	39
Contingent consideration payments to former owners of Hyperspring, LLC	-	(1,701)
Shares withheld to pay taxes	(304)	(331)
Cash provided by financing activities	11,020	6,997

Effect of exchange rate changes on cash	(239)	(398)
Net decrease in cash, cash equivalents and restricted cash	(3,517)	(10,231)
Cash, cash equivalents, and restricted cash, beginning balance	12,123	20,071
Cash, cash equivalents, and restricted cash, ending balance	$8,606	$9,840

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to revenue recognition on contracts with customers, allowance for doubtful accounts, product warranties, valuation of goodwill and intangible assets acquired including the determination of fair value in impairment tests, valuation of long-lived assets to be disposed of, valuation of contingent consideration issued in business acquisitions, valuation of stock-based compensation awards, and the recoverability of deferred tax assets. Actual results could differ from these estimates and those differences could be material.

Going Concern Consideration

The Company is currently in compliance with its debt covenants; however, it is probable, based on our forecasts, that we will not be in compliance with these covenants at future measurement dates in the following twelve-month period. We do have the ability to cure one of the two financial covenants, the leverage ratio, by paying down an amount of debt necessary to meet the leverage ratio and we are considering taking this action. Regarding the fixed charge coverage ratio, we anticipate reducing fixed charges, namely excess real estate at the DP Engineering office and other space to be made idle. We will be working with Citizens Bank, National Association (the Bank) to obtain a modification of our covenant requirements that would, based on our projections, provide forecasted compliance with the covenants. If at such future time a covenant violation were to occur and if we are unable to agree to amended financial covenant measures with the Bank before such time or obtain a waiver in the event of subsequent non-compliance, the Company would likely not be able to repay the entirety of the outstanding debt in the event the Bank were to call the debt, thus leading to substantial doubt about the Company’s ability to continue as a going concern until such amendments or waivers are in place.

Based on our cash flow projection, we believe our funds from operations and availability of cash provide us with sufficient funds to cure one of the forecasted violations if we choose to; have sufficient cash to fund our on-going operations and make our scheduled debt repayments in the normal course of business.

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

Accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including, but not limited to, trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The new guidance also modifies the impairment model for available-for-sale debt securities and requires the entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. The standard also indicates that entities may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On October 16, 2019 the FASB voted to defer the deadlines for private companies and certain small public companies, including smaller reporting companies, to implement the new accounting standards on credit losses. The new effective date is January 1, 2023. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company's consolidated financial position, results of operations and cash flows.

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

3.	Basic and Diluted (Loss) Income per Common Share

Basic (loss) income per share is computed by dividing net (loss) income by weighted average number of outstanding shares of common stock outstanding for the period. Diluted net (loss) income per share adjusts the weighted average shares outstanding for the potential dilution that could occur if outstanding vested stock options were exercised and restricted stock units ("RSU") were vested, unless the impact of potential dilutive common shares outstanding are anti-dilutive. Since we experienced a net loss in each period presented, basic and diluted net loss per share are the same. The diluted loss per share, in each period present, excludes the impact of potentially dilutive securities since they would have an anti-dilutive effect.

The number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(1,121)	$(518)	$(5,482)	$(1,033)

Denominator:
Weighted-average shares outstanding for basic loss per share	20,007,469	19,786,888	20,021,829	19,620,207

Effect of dilutive securities:
Stock options and restricted stock units	-	-	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	20,007,469	19,786,888	20,021,829	19,620,207

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	578,676	713,024	397,131	645,714

4.	Acquisitions

2019 Acquisition

DP Engineering

On February 15, 2019, through its wholly-owned subsidiary Performance Solutions, the Company entered into a membership interest purchase agreement with Steven L. Pellerin, Christopher A. Davenport, and DP Engineering (the “DP Engineering Purchase Agreement”), to purchase 100% of the membership interests in DP Engineering for $13.5 million. The purchase price is subject to customary pre- and post-closing working capital adjustments plus an additional earn-out amount not to exceed $5 million, potentially payable in 2020 and 2021 depending on DP Engineering’s satisfaction of certain targets for adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") in calendar years 2019 and 2020, respectively.  The acquisition was completed through the drawdown of $14.3 million (including transaction costs) of the term loan. An escrow of approximately $1.7 million was funded at the closing and is available to GSE to satisfy indemnification claims arising within 18 months after the closing.

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

Based on preliminary forecasted adjusted EBITDA of DP Engineering for the years 2019 and 2020, as of the acquisition date, the estimated fair value of the total earn-out amount was $1.2 million and was recorded as contingent consideration. Subsequent to the acquisition, it was determined that the conditions related to the contingent consideration would not be met and hence $1.2 million was taken to income in the first quarter of 2019.

The following table summarizes the calculation of adjusted purchase price as of the acquisition date (in thousands):

Base purchase price per agreement	$13,500
Pre closing working capital adjustment	155
Fair value of contingent consideration	1,200
Total purchase price	$14,855

The following table summarizes the consideration paid to acquire DP Engineering and the preliminary fair value of the assets acquired and liabilities assumed at the date of the transaction. Due to the recent completion of the acquisition, the Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair value. As of September 30, 2019, the Company had not finalized the determination of the fair value allocated to various assets and liabilities, including, but not limited to, contract receivables, prepaid expenses and other current assets, intangible assets, accounts payable, accrued expenses, contingent consideration, accrued compensation and the residual amount allocated to goodwill. The following amounts except for cash are all reflected in the consolidated statement of cash flows within the "Acquisition of DP Engineering, net of cash acquired" line caption.

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

Approximately one week following our acquisition of DP Engineering, an adverse event occurred at one of DP Engineering’s major customer's location that affected plant operations. This incident adversely impacted the relationship between DP Engineering and its customer. The Company determined this represented a triggering event requiring an interim assessment for impairment. As a result of the impairment analysis, we recognized the impairment charges of $2.1 million on goodwill and $3.4 million on definite-lived intangible assets related to the acquisition of DP Engineering during the quarter ended March 31, 2019. On August 6, 2019, as a follow on to the Notice of Suspension, the Company received a Notice of Termination from this customer, notifying the Company that they were terminating their Engineer of Choice consulting service agreement with DP Engineering.  Please see Note 8 for further analysis on the carrying amount change due to impairment on goodwill and definite-lived intangible assets during the nine months ended September 30, 2019. Additionally, also see Item 2. Management’s Discussion and Analysis for further discussion regarding the termination of Engineer of Choice of DP Engineering’s major customer.

The following table summarizes the fair value of intangible assets acquired at the date of acquisition and the related weighted average amortization period:

Intangible Assets	Weighted average amortization period	Fair Value
	(in years)	(in thousands)
Customer relationships	15	$4,898
Tradename	10	1,172
Non-compete agreements	5	728
Total		$6,798

DP Engineering contributed revenue of $6.5 million to GSE for the period from February 15, 2019 to September 30, 2019.

2018 Acquisition

True North

On May 11, 2018, GSE, through its wholly-owned subsidiary Performance Solutions, entered into a membership interest purchase agreement with Donald R. Horn, Jenny C. Horn, and True North Consulting LLC (the "True North Purchase Agreement") to purchase 100% of the membership interests in True North Consulting LLC ("True North") for $9.75 million. The purchase price was subject to customary pre- and post-closing working capital adjustments, resulting in total consideration of $9.9 million. The True North Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations. An escrow of $1.5 million was funded from the cash paid to the sellers of True North at the closing and is available to GSE to promote retention of key personnel and satisfy indemnification claims arising within 18 months after the closing. The acquisition of True North was completed on an all-cash transaction basis. In connection with the acquisition, we drew down a $10.3 million term loan to finance the transaction (including the transaction costs). See Note 12, for further details of the loan.

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

The following table summarizes the consideration paid to acquire True North and the preliminary fair value of the assets acquired and liabilities assumed at the date of the transaction. The Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair value. As of September 30, 2019, the Company had finalized the determination of the fair value allocated to various assets and liabilities, including, but not limited to, contract receivables, prepaid expenses and other current assets, intangible assets, accounts payable, accrued expenses, accrued compensation and the residual amount allocated to goodwill.

(in thousands)
Total purchase price	$9,915

Purchase price allocation:
Cash	306
Contract receivables	1,870
Prepaid expenses and other current assets	8
Property, and equipment, net	1
Intangible assets	5,088
Accounts payable, accrued expenses	(1,744)
Accrued compensation	(353)
Total identifiable net assets	5,176
Goodwill	4,739
Net assets acquired	$9,915

The fair value of the assets acquired includes gross trade receivables of $1.9 million, of which the Company has collected in full as of September 30, 2019. GSE did not acquire any other class of receivable as a result of the acquisition of True North.

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

Three months ended September 30,			Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited and in thousands)

Revenue	$20,031	$26,932	$68,667	$89,679
Net loss	(919)	(1,204)	(5,371)	(1,509)

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

For the nine months ended September 30, 2019, the Company has incurred $0.6 million of selling, general and administrative costs related to the acquisition of DP Engineering. Due to a triggering event described in Note 8, an impairment test was conducted, which resulted in substantially writing down the estimated fair value of goodwill and some of the definite-lived intangible assets initially recognized upon the acquisition. These expenses are included in general and administrative expense on GSE's consolidated statements of operations and are reflected in pro forma loss for the nine months ended September 30, 2019, in the table above.

For the nine months ended September 30, 2018, the Company has incurred $0.5 million of selling, general and administrative costs related to the acquisition of True North. These expenses are included in general and administrative expense on GSE's consolidated statements of operations and are reflected in pro forma loss for the nine months ended September 30, 2018, in the table above.

The pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had been completed on January 1, 2018, nor is it intended to be an indication of future operating results.

5.	Restructuring Activities

International Restructuring

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

GSE eliminated approximately 40 positions since 2017 due to these changes, primarily in Europe and India, and will continue to undertake other cost-savings measures. The international restructuring plan is expected to be completed by the end of 2019. As a result of these efforts, GSE expects to record a total restructuring charge of approximately $2.2 million, primarily related to the international workforce reductions, contract termination costs and asset write-offs due to the exit activities. As of September 30, 2019, we had recorded total restructuring charges of $2.0 million since 2017. We incurred $2,000 of costs during the nine months ended September 30, 2019. We recognized $1.3 million of restructuring cost for the year ended December 31, 2018. In addition to the restructuring costs recognized to date, the Company has an estimated $1.3 million of cumulative translation adjustments that will be charged against net loss and an estimated $1.0 million of tax benefits that will be realized upon liquidation of these foreign entities. GSE expects to recognize the remaining restructuring costs, currency translation adjustments and tax benefits by the end of 2019.

For the nine months ended September 30, 2019,  we made payments related to our restructuring for employee termination benefits and other legal expenses in the amount of $54,000 that had been previously accrued.

DP Engineering Restructuring

During the third quarter of 2019, the Company implemented a restructuring plan as a result of the work suspension of DP Engineering's largest customer and subsequent notification on August 6, 2019 that the Engineer of Choice contract was being terminated.  Accordingly, the Company took the necessary measures to reduce DP’s workforce by approximately 12 FTE’s and in addition terminated one of its office leases early resulting in one-time costs of $293,000 being paid in the quarter.  This reduction in force aligns the workforce to the current level of business going forward.

Collectively, for the nine months ended September 30, 2019, the Company recorded restructuring charges of approximately $0.7 million, of which $0.3 million related to DP Engineering severance and lease termination and $0.4 million related to an executive departure related to the suspension of the Company’s acquisition strategy.

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

In connection with the acquisition of DP Engineering on February 15, 2019, the Company recognized the estimated fair value of contingent consideration for $1.2 million. During the nine months ended September 30, 2019, as a result of the triggering event described in Note 8, an impairment test was conducted on DP Engineering's goodwill and definite-lived intangible assets and the Company determined the $1.2 million of contingent consideration recognized upon acquisition of DP Engineering has reduced to zero since the related earn-out payment is no longer expected to be paid. We have recorded this reduction as an offset to selling, general and administrative expenses in unaudited consolidated statements of operations. There was no contingent liability as of September 30, 2019.

7.	Contract Receivables

Contract receivables represent the Company's unconditional rights to consideration due from a broad base of both domestic and international customers. All contract receivables are considered to be collectible within twelve months.

The components of contract receivables are as follows:

(in thousands)	September 30,	December 31,
	2019	2018

Billed receivables	$8,281	$15,998
Unbilled receivables	8,754	5,506
Allowance for doubtful accounts	(469)	(427)
Total contract receivables, net	$16,566	$21,077

Management reviews collectability of receivables periodically and records an allowance for doubtful accounts to reduce our receivables to their net realizable value when it is probable that the Company will not be able to collect all amounts according to the contractual terms of the receivable. The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, specific identification and review of customer accounts. During the nine months ended September 30, 2019 and 2018, the Company did not record any allowances for doubtful accounts. The minor fluctuation on the balance of allowances for doubtful accounts was due to foreign currency exchange rates.

During October 2019, the Company invoiced $6.3 million of the September 30, 2019 unbilled amounts.

As of September 30, 2019, the Company had one customer that accounted for 26.3% its consolidated contract receivables. As of December 31, 2018, the Company had one customer that accounted for 16.8% of its consolidated contract receivables.

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

Following the February 23, 2019 event occurring at a DP Engineering customer location and subsequent receipt of the Notice of Suspension on February 28, 2019, the Company concluded that DP Engineering's relationship with it's largest customer has been adversely impacted. The DP Engineering customer contracts and relationships were the major component of the definite-lived intangible assets recognized in connection with the acquisition of DP Engineering. Accordingly, the Company determined that a triggering event had occurred requiring an interim assessment of whether a potential impairment of definite-lived intangible asset impairment test was necessary.

Therefore, the impairment test of the definite-lived intangible assets recognized upon the acquisition of DP Engineering was also conducted according to ASC 350, Intangibles-Goodwill and other.

The interim impairment test was based on the present value of revised cash flow projected for five to fifteen years. The result of the impairment test indicated that the current estimated fair value of noted definite-lived intangible assets had declined below their initial estimated fair value. As a result, the Company recognized an impairment charge of $3.4 million at March 31, 2019. The fair value of definite-lived intangible assets recognized upon the acquisition of DP Engineering is still provisional and subject to further measurement period adjustment according to purchase price allocation rules. The impairment charge of $3.4 million on definite-lived intangible assets was recorded within "Loss on impairment" in our consolidated statements of operations. Due to the August 6th Notice of Termination of the EOC agreement with DP Engineering, the Company performed  additional impairment testing as of September 30th, 2019 and at this time have determined no further impairment is needed.

Changes in the gross carrying amount, accumulated amortization, addition and impairment of definite-lived intangible assets from December 31, 2018 through September 30, 2019 were as following:

(in thousands)
	For the Nine Months Ended September 30, 2019
	Beginning Gross	Accumulated	Addition	Impairment	Net
	Carrying Amount	Amortization
Amortized intangible assets:
Customer relationships	$6,833	$(3,411)	$4,898	$(3,370)	$4,950
Trade names	1,295	(621)	1,172	-	1,846
Developed technology	471	(471)	-	-	-
Non-contractual customer relationships	433	(433)	-	-	-
Noncompete agreement	221	(167)	728	-	782
Alliance agreement	527	(145)	-	-	382
Others	167	(167)	-	-	-
Total	$9,947	$(5,415)	$6,798	$(3,370)	$7,960

(in thousands)	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$6,831	$(2,375)	$4,456
Trade names	1,295	(318)	977
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreements	221	(35)	186
Alliance agreement	527	(66)	461
Others	167	(167)	-
Total	$9,945	$(3,865)	$6,080

Amortization expense related to definite-lived intangible assets totaled $0.5 million and $0.6 million for the three months ended September 30, 2019 and 2018, and $1.6 million and $1.1 million for the nine months ended September 30, 2019, and 2018, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years and thereafter:

(in thousands)
Years ended December 31:
2019 (remainder)	$495
2020	1,974
2021	1,471
2022	1,152
2023	868
Thereafter	2,000
Total	$7,960

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

On February 15, 2019, we acquired DP Engineering (as described in Note 4) and preliminarily recorded goodwill and identified intangible assets as part of the acquisition. On February 23, 2019, an unexpected event occurred at one of DP Engineering's significant customers and all pending work for that customer was suspended pending a root cause analysis on February 28, 2019. While that analysis is now complete, and virtually all of the suspended projects have been restarted, the customer terminated the existing contract on August 6th 2019. The Company determined that the notice of suspension was a triggering event necessitating a goodwill impairment test.

On May 10, 2019, the Company determined that a material impairment had occurred, requiring an assessment for impairment to be completed related to $5.6 million of goodwill recorded in the acquisition.

The impairment test used an income-based approach with discounted cash flow method, and market-based approach including both guideline public company method and merger and acquisition method.

The impairment test results indicated that the current estimated fair value of goodwill recorded from the acquisition of DP Engineering had declined below its initial estimated fair value at the acquisition date. As a result, the Company recognized an impairment charge of $2.1 million to write down the goodwill on DP Engineering. The fair value of goodwill recognized from the acquisition of DP Engineering is still provisional and subject to further measurement period adjustment based upon the preliminary purchase price allocation. The Company determined that the impact of the suspension of obtaining new contracts from that customer resulted in a material downward revision to DP Engineering's revenue and profitability forecasts when compared to the acquisition date valuation. The impairment charge on goodwill was recorded within "Loss on impairment" in our consolidated statements of operations. Due to the August 6th Notice of Termination of the EOC agreement with DP Engineering, the Company performed, under ASC 350 guidance, additional impairment testing as of September 30th, 2019 and at this time have determined no further impairment is needed.

Changes in the net carrying amount of goodwill from December 31, 2018 through September 30, 2019 were due to the acquisition of DP Engineering, and were comprised of the following items:

(in thousands)
	Performance Improvement Solutions	Nuclear Industry Training and Consulting	Total
Balance, January 1, 2019	$4,739	$8,431	$13,170
Acquisition	5,633	-	5,633
Dispositions	-	-	-
Goodwill impairment loss	(2,094)	-	(2,094)
Balance, September 30, 2019	$8,278	$8,431	$16,709

9.	Fair Value of Financial Instruments

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

At September 30, 2019, and December 31, 2018, the Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate fair value based upon their short-term nature.

As of September 30, 2019, the Company had four standby letters of credit totaling $1.2 million which represent performance bonds on four contracts.

For the three and nine months ended September 30, 2019, the Company did not have any transfers between fair value Level 1, Level 2 or Level 3.  The Company did not hold any non-financial assets or non-financial liabilities subject to fair value measurements on a recurring basis at September 30, 2019.

The following table presents assets and liabilities measured at fair value at September 30, 2019:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$375	$-	$-	$375
Foreign exchange contracts	-	68	-	68
Total assets	$375	$68	$-	$443

Liability awards	$-	$(18)	$-	$(18)
Interest rate swap contract	-	(192)	-	(192)
Total liabilities	$-	$(210)	$-	$(210)

Money market funds at both September 30, 2019 and December 31, 2018 are included in cash and cash equivalents in the respective consolidated balance sheets.

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

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the nine months ended September 30, 2019:

(in thousands)
Balance, January 1, 2019	$-
Issuance of contingent consideration in connection with acquisitions	1,200
Change in fair value	(1,200)
Balance, September 30, 2019	$-

10.	Derivative Instruments

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

As of September 30, 2019, the Company had one foreign exchange contract outstanding of approximately 1.0 million Euro. The contract is set to expire in March 2020. At December 31, 2018, the Company had contracts outstanding of approximately 3.2 million Euro at fixed rates.

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

The Company reports all derivatives at fair value. These contracts are recognized as either assets or liabilities, depending upon the derivative’s fair value. The estimated net fair values of the derivative contracts on the consolidated balance sheets are as follows:

	September 30,	December 31,
(in thousands)	2019	2018
Prepaid expenses and other current assets
Foreign exchange contracts	$68	$43
Total asset derivatives	68	43

Other liabilities
Interest rate swaps	(192)	(103)
Total liability derivatives	(192)	(103)

Net fair value	$(124)	$(60)

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

For the three and nine months ended September 30, 2019 and 2018, the Company recognized a net (loss) gain on its derivative instruments as outlined below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018

Interest rate swap - change in fair value	$(1)	$(28)	$(89)	$(39)
Foreign exchange contracts-change in fair value	(45)	(14)	25	(178)
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	(15)	(17)	(5)	(89)
Loss on derivative instruments, net	$(61)	$(59)	$(69)	$(306)

11.	Stock-Based Compensation

The Company recognizes compensation expense for all equity-based compensation awards issued to employees and directors that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date. The Company recognized $0.2 million and $0.4 million of stock-based compensation expense related to equity awards for the three months ended September 30, 2019 and 2018, respectively, and recognized $1.2 million and $1.4 million of stock-based compensation expense related to equity awards for the nine months ended September 30, 2019 and 2018, respectively, under the fair value method. In addition to the equity-based compensation expense recognized, the Company also recognized income of $(55,000) and expense of $105,000 of stock-based compensation related to the change in the fair value of cash-settled restricted stock units (RSUs) during the three months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded a net reduction of $88,000 and an increase of $165,000 in the fair value of cash-settled RSUs, respectively.

During the three and nine months ended September 30, 2019, the Company granted approximately 8,500 and 508,500 time-based RSUs with an aggregate fair value of $0.02 million and $1.4 million, respectively. For the three and nine months ended September 30, 2018, the Company granted approximately 0 and 400,000 time-based RSUs with an aggregate fair value of $0.0 million and $1.3 million, respectively. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, a portion vest one year after grant and the remainder vest annually in equal amounts over the course of three years. The fair value of the time-based RSUs is expensed ratably over the requisite service period, which ranges from one year to three years.

The Company's 1995 long-term incentive program ("LTIP") provides for the issuance of performance-vesting and time-vesting restricted stock units to certain executives and other Company employees. Vesting of the performance-vesting restricted stock units (PRSU's) is contingent upon the employee's continued employment and the Company's achievement of certain performance goals during designated performance periods as established by the Compensation Committee of the Board of Directors. We recognize compensation expense, net of estimated forfeitures, for PRSU's on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PRSUs that are expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

During nine months ended September 30, 2019, the Company granted approximately 350,000 performance-based RSUs to employees with an aggregate fair value of $0.9 million. A cumulative adjustment reversing $150,000 of expense recognized in the first half of 2019 was recorded in the three-month period ended September 30, 2019 upon determination that vesting was no longer probable related to the revenue and EBITDA targets. During the three months ended September 30, 2019, the Company did not grant any performance-based RSUs. During the three and nine months ended September 30, 2018, the Company did not grant any performance-based RSUs. The Company did not grant any stock options during the three and nine months ended September 30, 2019 and 2018.

12.	Debt

The Company entered into a 3-year, $5.0 million revolving line of credit facility ("RLOC") with Citizens Bank National Association (the Bank) on December 29, 2016 to fund general working capital needs and provide funding for acquisitions. On May 11, 2018, GSE  entered into an Amended and Restated Credit and Security Agreement (the Credit Agreement) with the Bank, amending and restating the Company's existing Credit and Security Agreement with the Bank, which included a $5.0 million asset-based revolving credit facility between the Company and the Bank, to now include (a) a $5.0 million revolving credit facility not subject to a borrowing base, including a letter of credit sub-facility, and (b) a $25.0 million delayed draw term loan facility available to be drawn upon for up to 18 months and to finance certain permitted acquisitions by the Company. The credit facilities mature in five years and bear interest at one-month LIBOR plus a margin that varies depending on the overall leverage ratio of the Company and its subsidiaries. Revolving loans are interest-only with principal due at maturity, while term loans require monthly payments of principal and interest based on an amortization schedule. The Company's obligations under the Credit Agreement are guaranteed by the Company's wholly owned subsidiaries. The credit facilities are secured by liens on all assets of the Company. Attendant to the Company's acquisition of DP Engineering, the Company and the Bank entered into a Third Amendment and Reaffirmation Agreement and a Fourth Amendment and Reaffirmation Agreement on February 15, 2019 and March 20, 2019, respectively. On June 28, 2019, the Company and the Bank entered into a Fifth Amendment and Reaffirmation Agreement, which changed the fixed charge coverage ratio from 1.25, to four different ratios ranging from 1.05 to 1.25 among different time periods and changed the leverage ratio to: (i) 2.75 to 1.00 for the periods ending on June 30, 2019, September 30, 2019, December 31, 2019 and March 31, 2020; (ii) 2.50 to 1.00 for the periods ending June 30, 2020 and September 30, 2020; (iii) 2.25 to 1.00 for the periods ending December 31st, March 31st, June 30th and September 30th thereafter.

RLOC

We intend to continue using the RLOC for short-term working capital needs and the issuance of letters of credit in connection with business operations. Letter of credit issuance fees range between 1.25% and 2% depending on the Company’s overall leverage ratio, and the Company pays an unused RLOC fee quarterly based on the average daily unused balance.

At September 30, 2019, there were no outstanding borrowings under the RLOC and four letters of credit totaling $1.2 million. The amount available at September 30, 2019, after consideration of letters of credit was approximately $3.8 million.

Term Loan

As discussed in Note 4, we acquired DP Engineering on February 15, 2019 for approximately $13.5 million in cash. The purchase price was subject to customary pre- and post-closing working capital adjustments plus an additional earn-out amount not to exceed $5.0 million potentially payable in 2020 and 2021. We drew down $14.3 million to finance the acquisition of DP Engineering. The loan bears interest at the adjusted LIBOR plus a margin ranging between 2% and 2.75% depending on the overall leverage ratio of the Company and matures in five years. There were no debt issuance costs and loan origination fees associated with the loan related for our acquisition of DP Engineering.

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

The outstanding long-term debt under the delayed draw term loan facility was as follows:

(in thousands)	September 30, 2019	December 31, 2018
Long-term debt, net of discount	$19,746	$8,512
Less: current portion of long-term debt	(4,778)	1,902
Long-term debt, less current portion	$14,968	$6,610

The Credit Agreement contains customary covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company's ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions after any applicable grace period could result in the obligations under the Credit Agreement becoming immediately due and payable and termination of the credit facilities. In addition to non-compliance with covenants and restrictions, the Credit Agreement also contains other customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the Bank may declare the obligations under the Credit Agreement to be immediately due and payable and may terminate the credit facilities. At September 30, 2019, the Company was in compliance with its financial covenants. See Note 1 going concern consideration regarding future covenant compliance.

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

(in thousands)
Balance, January 1, 2019	$1,621
Current period provision	185
Current period claims	(83)
Currency adjustment	(7)
Balance at September 30, 2019	$1,716

14.	Revenue

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

The following table represents a disaggregation of revenue by type of goods or services for the three and nine months ended September 30, 2019 and 2018, along with the reportable segment for each category:

(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Performance Improvement Solutions segment
System Design and Build	$4,435	$5,109	$16,472	$19,904
Software	786	586	2,170	2,001
Training and Consulting Services	6,196	4,154	17,975	8,709

Nuclear Industry Training and Consulting segment
Training and Consulting Services	8,614	11,952	29,066	38,780

Total revenue	$20,031	$21,801	$65,683	$69,394

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

The following table reflects the revenue recognized in the reporting periods that were included in the contract liabilities from contracts with customers:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue recognized in the period from amounts included in Billings in Excess at the beginning of the period	$762	$1,980	$8,615	$9,934

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

For the three and nine months ended September 30, 2019, the Company recognized revenue of $0.7 million and $2.4 million related to performance obligations satisfied in previous periods, respectively.

As of September 30, 2019, the aggregate amount of transaction price allocated to the remaining performance obligations of SDB, software and fixed-price training and consulting services contracts is $27.4 million. The Company will recognize the revenue as the performance obligations are satisfied, which is expected to occur over the next 12 months.

15.	Income Taxes

The following table presents the provision (benefit) for income taxes and the effective tax rates:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Provision (benefit) for income taxes	$568	$314	$(874)	$124
Effective tax rate	(102.7)%	(153.9)%	13.8%	(13.6)%

The Company's income tax provision (benefit) for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense for the nine months ended September 30, 2019 is comprised mainly of the tax impact of the loss on impairment, federal, foreign, and state tax expense. Total income tax expense for the nine months ended September 30, 2018 is comprised mainly of federal, foreign, and state tax expense.

Our effective tax rates were (102.7)% and 13.8% for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2019, the difference between our effective tax rate of (102.7)% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in valuation allowance in our China subsidiary, discrete item adjustments for the U.S. and foreign taxes, the excess book deduction related to stock options and restricted stock units that were exercised or vested during the quarter, and the impact of the loss on impairment. For the nine months ended September 30, 2019, the difference between the effective tax rate of 13.8% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain foreign tax contingencies, and discrete item adjustments, including the tax impact of the loss on impairment.

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

The Company recognizes deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. The Company has evaluated all positive and negative evidence and determined that it will continue to assess a full valuation allowance on its India, Swedish and U.K. net deferred assets as of September 30, 2019. The Company has determined that it will continue to assess a valuation allowance on its China deferred tax asset related to transfer pricing. The Company has determined that it is more likely than not that it will realize the benefits of its deferred taxes in the U.S. Refer to Note 1 – Going Concern Considerations which highlights possible events which could negatively impact the realization of deferred tax assets.

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

Lease contracts are evaluated at inception to determine whether they contain a lease, where the Company obtains the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets (in thousands):

Operating Leases	Classification	September 30, 2019
Leased Assets
Operating lease - right of use assets	Long term assets	$3,720

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	1,024
Operating lease liabilities	Long term liabilities	3,121
		$4,146

The Company executed a sublease agreement with a tenant to rent out 3,650 square feet from the lease at its Sykesville office on May 1, 2019. This agreement is in addition to the 3,822 of square feet previously subleased, which was entered into on April 1, 2017. The sublease does not relieve the Company of its primary lease obligation. The lessor agreements are both considered operating leases, maintaining the historical classification of the underlying lease. The Company does not recognize any underlying assets for the subleases as a lessor of  operating leases. The net amount received from the sublease is recorded within selling, general and administrative expenses.

The table below summarizes the lease income and expenses recorded in the consolidated statements of operations incurred during the three and nine months ended September 30, 2019, (in thousands):

Lease Cost	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$307	$852
Short-term leases costs (2)	Selling, general and administrative expenses	46	119
Sublease income (3)	Selling, general and administrative expenses	(43)	(75)
Net lease cost		$310	$896

(1) Includes variable lease costs which are immaterial.

(2) Include leases maturing less than twelve months from the report date.

(3) Sublease portfolio consists of 2 tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The future minimum lease payments under non-cancellable operating leases are reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted operating lease liabilities as recognized at September 30, 2019 consolidated balance sheets (in thousands):

Operating Leases
2019	$305
2020	1,199
2021	1,181
2022	1,156
2023	622
After 2023	107
Total lease payments	$4,570
Less: Interest	424
Present value of lease payments	$4,146

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, the Company uses the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	Nine Months Ended September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.00
Weighted-average discount rate
Operating leases	5%

The table below sets out the classification of lease payments in the consolidated statement of cash flows. The right-of-use assets obtained in exchange for operating lease liabilities represent new operating leases obtained through our business combination during the nine months ended September 30, 2019.

(in thousands)
Other Information	Nine Months Ended September 30, 2019
- Operating cash flows used in operating leases	$893
Cash paid for amounts included in measurement of liabilities	893

Right-of-use assets obtained in exchange for new operating liabilities	$1,777

17.	Segment Information

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

Our primary measure of segment performance as shown in the table below excluded loss on impairment of intangible assets and goodwill, and the change in fair value of contingent consideration, net, which we do not believe are representative of the ongoing operations of the Performance segment. Excluding these discrete items from our segment measure of performance allows for better period over period comparison.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenue:
Performance Improvement Solutions	$11,417	$9,849	$36,617	$30,614
Nuclear Industry Training and Consulting	8,614	11,952	29,066	38,780
	20,031	21,801	65,683	69,394

Operating income (loss):
Performance Improvement Solutions	77	494	285	110
Nuclear Industry Training and Consulting	(340)	(520)	(1,558)	(584)
Loss on impairment	-	-	(5,464)	-
Change in fair value of contingent consideration, net	-	-	1,200	-

Operating loss	(263)	(26)	(5,537)	(474)

Interest (expense), net	(288)	(114)	(812)	(153)
Loss on derivative instruments, net	(61)	(59)	(69)	(306)
Other income (expense), net	59	(5)	62	24
Loss before income taxes	$(553)	$(204)	$(6,356)	$(909)

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

The Company's maximum exposure to any losses incurred by DP-NXA is limited to its investment. As of September 30, 2019, the Company has not made any additional contributions to DP-NXA and believes its maximum exposure to any losses incurred by DP-NXA was not material. As of September 30, 2019, the Company does not have existing guarantee with or to DP-NXA, or any third-party work contracted with it.

For the three and nine months ended September 30, 2019, the carrying value of the investment in DP-NXA is zero. We do not have any investment income or loss from DP-NXA for the three and nine months ended September 30, 2019.

The following table presents the carrying amount and classification of the assets related to the Company’s variable interests in non-consolidated VIE and the maximum exposure to loss at September 30, 2019.

(In thousands)	September 30, 2019
Assets
Cash:
Checking account	$254
Total assets	$254
Liabilities
Credit card and other payables	254
Total liabilities	254
Total net assets	$-
Maximum exposure to loss	$-

19	Commitments and Contingencies

Contingencies

On March 29, 2019, a former employee of Absolute Consulting, Inc., filed a putative class action against Absolute and the Company, Joyce v. Absolute Consulting Inc., case number 1:19 cv 00868 RDB, in the United States District Court for the District of Maryland. The lawsuit alleges that plaintiff was not properly compensated for overtime hours that he worked. The Company and Absolute intend to vigorously defend this litigation. The Company is unable to conclude that the likelihood of an unfavorable outcome in this matter is remote or probable, but the Company and Absolute continue to deny the allegations and defend the case. Legal defense costs are expensed as incurred.

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

Approximately one week following our acquisition of DP Engineering, an adverse event occurred at one of DP Engineering’s major customer's location that affected plant operations. In its initial analysis of the causes of that event, the customer identified a prior plant modification by DP Engineering as meriting further analysis. As is customary in the industry, pursuant to an Engineer of Choice agreement, the customer issued DP Engineering a Notice of Suspension while a root cause analysis was completed. We completed our root cause analysis and presented it to the customer on April 25, 2019. Following the initial analysis, the customer had DP Engineering restart all existing work with the Company, however, the customer also informed DP Engineering that it was suspended from bidding new contracts. This incident adversely impacted the relationship between DP Engineering and its customer. As a result, DP Engineering experienced a significant decline in new orders from this customer and was not able or permitted to bid on new work. The Company determined this represented a triggering event requiring an interim assessment for impairment. As a result of the impairment analysis, we recognized the impairment charges of $2.1 million on goodwill and $3.4 million on definite-lived intangible assets related to the acquisition of DP Engineering during the quarter ended March 31, 2019. On August 6, 2019, as a follow on to the Notice of Suspension, the Company received a Notice of Termination from this customer, notifying the Company that they were terminating their Engineer of Choice consulting service agreement with DP Engineering. Accordingly, DP Engineering is completing work under any open Contract Orders in accordance with the terms of the respective Contract Orders and the Agreement, which shall be deemed to remain in effect for purposes only of completing any such Contract Orders. Upon notice of termination from the customer, management has been assessing the impact of this customer loss on DP Engineering and the likelihood of additional impairment that would be recognized against goodwill and intangible assets. Due to the recentness of this acquisition, we have not finalized the allocation of our purchase price to the tangible and intangible assets of DP Engineering we purchased. As such, we may need to record additional expense once the purchase price allocation is final.

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

Performance Improvement Solutions (approximately 56% of revenue at September 30, 2019 )

Our Performance segment primarily encompasses our power plant high-fidelity simulation solutions, engineering services for ASME programs, thermal performance optimization and plan design modifications, and interactive computer-based tutorials/simulation focused on the process industry. This segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve, primarily nuclear and fossil fuel power generation, as well as natural adjacencies in the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. GSE and its predecessors have been providing these services since 1976.

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

Nuclear Industry Training and Consulting (approximately 44% of revenue at September 30, 2019)

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

Business Strategy

Our objective has been to create a leading specialty engineering, expert staffing and technology delivery platform focused primarily on the nuclear power industry. We offer our differentiated suite of products and services to adjacent markets such as the fossil power and process industries where our offerings are a natural fit, delivering a clear and compelling value proposition to the market. Our primary growth strategy had been twofold: (1) seek acquisitions to accelerate our overall growth in a manner that is complementary to our core business and (2) expand organically within our core markets by leveraging our market leadership position and drive increased usage and product adoption via new products and services. To accomplish this objective, we will pursue the following activities:

Strategic pause in our executed roll-up acquisition strategy. We have complemented our organic growth strategy through selective acquisitions including, but not limited to, the following: engineering; training, staffing and consulting service businesses for the power industry, with a particular focus on nuclear power; and software utilized in the power industry, both domestic and international. We deliberately had focused our acquisition efforts to would enhance our portfolio of products and services, strengthen our relationships with our existing customers, and potentially expand our footprint to include new customers in our core served industries. We have made three acquisitions since 2017 and believe the opportunity exists to acquire more businesses that are complementary to ours, allowing us to accelerate our growth strategy. Given our current desire to focus on cross selling and upselling across our existing business portfolio, our acquisition of tuck-ins is on pause.  We will focus on organic growth across the portfolio and leverage cash flow to pay down debt associated with our acquisition line of credit with our bank. While our roll-up acquisition strategy is on pause, the company remains open to transformational opportunities that may present themselves.

Summary of recent acquisitions: In February 2019, we acquired DP Engineering, a specialized provider of high-value engineering services and solutions to the nuclear power industry. In May 2018, we acquired True North, a leading provider of specialty engineering solutions to the nuclear power industry and in September 2017, we acquired Absolute, a provider of technical consulting and staffing solutions to the global nuclear power industry. The acquisitions of Absolute, True North and DP Engineering are expected to strengthen the Company's global leadership in the nuclear services area. The acquisitions added new capabilities to the GSE solution offering and bring new highly complementary customers to GSE, while at the same time deepening GSE relationships with existing clients. These acquisitions, together with our earlier acquisition of Hyperspring in November 2014, are a significant proof point of the thesis that GSE is a compelling platform for consolidating a fragmented vendor ecosystem for nuclear power. We believe the acquisitions add scale and focus to the business, while positioning GSE as a "go to" provider of technical and consulting solutions to the power industry, in particular nuclear power. We feel that now is a good time to focus on organic growth opportunities through cross selling and upselling to the industry.

Expand our total addressable market. Our focus on growth means introducing product capabilities or new product and service categories that create value for our customers and therefore expand our total addressable market. Currently we are working on initiatives to expand our solution offerings in both of our business segments that may include, but not be limited to, the following: expanding our software product portfolio to include enhanced power and process simulation tools and systems that are complementary to our core offerings; delivering enhanced learning management systems/solutions; offering fully outsourced training solutions to our customers; adding work flow process improvement solutions; tailoring operational reporting and business intelligence solutions to address the unique need of our end user markets; and adding new services to broaden our market reach. To reiterate, the current focus of these expansion efforts are primarily organic in nature.

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

Employees.  As of September 30, 2019, we had approximately 411 employees, which includes approximately 219 in our Performance Improvement segment and approximately 192 in our Nuclear Industry Training and Consulting segment. To date, we have been able to locate and engage highly qualified employees as needed and we expect our growth efforts to be addressed through attracting top talent.

Backlog.  As of September 30, 2019, we had approximately $53.7 million of total gross revenue backlog, which included $37.8 million of Performance Improvement Solutions backlog and $15.9 million of Nuclear Industry Training and Consulting backlog. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client.  We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

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

Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue:

(in thousands)	Three months ended September 30,				Nine months ended September 30,
	2019	%	2018	%	2019	%	2018	%
Revenue	$20,031	100.0%	$21,801	100.0%	$65,683	100.0%	$69,394	100.0%
Cost of revenue	15,358	76.7%	16,380	75.1%	50,407	76.7%	52,735	76.0%
Gross profit	4,673	23.3%	5,421	24.9%	15,276	23.3%	16,659	24.0%
Operating expenses:
Selling, general and administrative	3,465	17.3%	4,366	20.0%	12,231	18.6%	13,686	19.7%
Research and development	130	0.6%	247	1.1%	526	0.8%	765	1.1%
Restructuring charges	740	3.7%	70	0.3%	742	1.1%	1,177	1.7%
Loss on impairment	-	0.0%	-	0.0%	5,464	8.3%	-	0.0%
Depreciation	107	0.5%	132	0.6%	300	0.5%	411	0.6%
Amortization of definite-lived intangible assets	494	2.5%	632	2.9%	1,550	2.4%	1,094	1.6%
Total operating expenses	4,936	24.6%	5,447	25.0%	20,813	31.7%	17,133	24.7%

Operating loss	(263)	(1.3)%	(26)	(0.1)%	(5,537)	(8.4)%	(474)	(0.7)%

Interest (expense), net	(288)	(1.4)%	(114)	(0.5)%	(812)	(1.2)%	(153)	(0.2)%
Loss on derivative instruments, net	(61)	(0.3)%	(59)	(0.3)%	(69)	(0.1)%	(306)	(0.4)%
Other income (expense), net	59	0.3%	(5)	0.0%	62	0.1%	24	0.0%

Loss before income taxes	(553)	(2.8)%	(204)	(0.9)%	(6,356)	(9.7)%	(909)	(1.3)%
Provision (benefit) for income taxes	568	2.8%	314	1.4%	(874)	(1.3)%	124	0.2%
Net loss	$(1,121)	(5.6)%	$(518)	(2.4)%	$(5,482)	(8.3)%	$(1,033)	(1.5)%

Results of Operations - Three and nine months ended September 30, 2019, versus three and nine months ended September 30, 2018

Revenue. Total revenue for the three months ended September 30, 2019 decreased 8.1% compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019 revenue decreased 5.3% compared to the nine months ended September 30, 2018. The decrease in revenue was primarily due to decrease in revenue in the Nuclear Industry Training and Consulting segment, as described below.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Revenue:
Performance Improvement Solutions	$11,417	$9,849	$36,617	$30,614
Nuclear Industry Training and Consulting	8,614	11,952	29,066	38,780
Total revenue	$20,031	$21,801	$65,683	$69,394

Performance Improvement Solutions revenue increased approximately $1.6 million or 15.9% during the three months ended September 30, 2019 compared to the same period in the prior year. The increase in revenue was primarily due to the acquisition of DP Engineering, which contributed to $2.2 million of revenue to the segment during the three months ended September 30, 2019. This increase was partially offset by a decline of $0.4 million from foreign subsidiaries that we will close by the end of 2019. The decline in new orders is due to a combination of factors including expected new orders being delayed until the second half of the year, the cyclical nature of our industry and business, and the re-establishment of our business development strategy in the first half of the year. Total new orders for this segment were $10.7 million during the three months ended September 30, 2019, a decrease of $(6.5) million when compared to the $17.2 million in the new orders during the three months ended September 30, 2018.

For the nine months ended September 30, 2019 Performance Improvement Solutions revenue was $36.6 million compared to $30.6 million for the nine months ended September 30, 2018. We recorded total new orders of $19.0 million during the nine months ended September 30, 2019, a decrease of $(12.7) million compared to $31.7 million in the nine months ended September 30, 2018. The increase in revenue for the nine months ended September 30, 2019 compared to the prior year was mainly driven by the acquisition of True North Consulting and DP Engineering, which contributed  $10.3 million of revenue, partially offset by a decrease from foreign operations of $1.5 million for the period.

For the three months ended September 30, 2019, Nuclear Industry Training and Consulting revenue decreased $(3.3) million, or 27.9% compared to the three months ended September 30, 2018. Total new orders for this segment were $8.3 million in the three months ended September 30, 2019, compared to $10.7 million in the prior year. The decrease in the revenue was largely due to lower customer demand for staffing during the three months ended September 30, 2019. The decline in new orders is due to a combination of factors including customer budget cut, the cyclical nature of our industry and business, and the re-establishment of our business development strategy in the first half of the year.

For the nine months ended September 30, 2019, Nuclear Industry Training and Consulting revenue decreased $(9.7) million, or 25.0% compared to the nine months ended September 30, 2018. We recorded total new orders of $23.9 million in the nine months ended September 30, 2019, compared to $36.9 million in the nine months ended September 30, 2018. The $(9.7) million decrease in revenue was primarily due to lower customer demand for staffing from the Company's major customers for the nine months ended September 30, 2019.

As of September 30, 2019, backlog was $53.7 million: $37.8 million for the Performance Improvement Solutions business segment, and $15.9 million for Nuclear Industry Training and Consulting. As of December 31, 2018, the Company's backlog was $70.6 million: $49.4 million for the Performance Improvement Solutions business segment and $21.2 million for Nuclear Industry Training and Consulting. The decrease of backlog is primarily due to lower orders in 2019. Orders have decreased by $25.7 million (37.5%): $12.7 million (40.1%) for Performance Improvement Solutions, and $13.0 million (35.2%) for NITC.

Gross Profit. Gross profit totaled $4.7 million for the three months ended September 30, 2019, compared to $5.4 million for the same period in 2018.  As a percentage of revenue, gross profit decreased from 24.9% for the three months ended September 30, 2018, to 23.3% for the three months ended September 30, 2019.  For the nine months ended September 30, 2019, gross profit was $15.3 million compared to $16.7 million for the same period in 2018.  As a percentage of revenue, gross profit decreased from 24.0% for the nine months ended September 30, 2018, to 23.3% for the nine months ended September 30, 2019.

	Three months ended				Nine months ended
	September 30,				September 30,
(in thousands)	2019	%	2018	%	2019	%	2018	%
Gross profit:
Performance Improvement Solutions	$3,548	31.1%	$3,638	36.9%	$11,787	32.2%	$11,318	37.0%
Nuclear Industry Training and Consulting	1,125	13.1%	1,783	14.9%	3,489	12.0%	5,341	13.8%
Consolidated gross profit	$4,673	23.3%	$5,421	24.9%	$15,276	23.3%	$16,659	24.0%

In Performance Improvement Solutions, three and nine months ended September 30, 2019, gross margin percentage decreased 5.8% and 4.8% respectively. This decrease is primarily related to DP Engineering, which decreased gross margin percentage by 7.9% and 7.9%  for the three and nine months ended September 30, 2019 respectively.

The gross profit percentage in Nuclear Industry Consulting and Training was slightly lower during the three and nine months ended September 30, 2019, as compared to other periods, mainly due to normal changes in the mix of projects with different margins and overall lower utilization rates.
.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses totaled $3.5 million in the three months ended September 30, 2019, a 20.6% decrease from the $4.4 million for the same period in 2018. For the nine months ended September 30, 2019 and 2018, SG&A expenses totaled $12.2 million and $13.7 million, respectively. Fluctuations in the components of SG&A spending were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Corporate charges	$2,321	$3,265	$9,800	$10,034
Business development	747	844	2,549	2,727
Facility operation & maintenance (O&M)	348	228	1,027	775
Bad debt expense	48	29	48	146
Change in contingent consideration	-	-	(1,200)	-
Other	1	-	7	4
Total	$3,465	$4,366	$12,231	$13,686

Corporate charges were $3.3 million for the three months ended September 30, 2018 compared to $2.3 million for the three months ended September 30, 2019. For the nine months ended September 30, 2019 and 2018, the Company incurred corporate charges of $9.8 and $10.0 million, respectively. The acquisition of DP Engineering and True North Consulting, increased Corporate charges by $1.3 million which was offset primarily by a $1.4 million dollar reduction in incentive compensation, and $0.1 million reduction in severance expense included as corporate charges.

Business development expense decreased $(0.1) million and $(0.2) million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

Facility O&M expenses increased $120,000 and $252,000 for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase in 2019 was mainly due to the acquisition of DP Engineering in February 2019, which resulted in the lease of additional office space in Fort Worth, Texas, Baton Rouge, Louisiana, and Russellville, Arkansas.

As a result of the triggering event occurring at DP Engineering, the Company determined the fair value of the contingent consideration recorded in connection with the acquisition of DP Engineering in February 2019 was zero and recorded the reduction as an offset to selling, general and administrative expenses.

Research and Development Expenses. Research and development (R&D) costs consist primarily of software engineering personnel and other related costs. R&D costs, net of capitalized software, totaled $0.1 and $0.2 for the three months ended September 30, 2019 and 2018, respectively. Before capitalization of software development costs, R&D costs totaled $0.2 million and $0.3 million for each of the three months ended September 30, 2019 and 2018. R&D costs, net of capitalized software, totaled $0.5 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively. R&D expenses before capitalization of software development costs totaled $0.9 million and $1.1 million for each of the nine months ended September 30, 2019 and 2018. The decrease in R&D expenses in 2019 was mainly due to less headcount in the current year.

Restructuring Charges. On December 27, 2017, the Board of GSE Systems, Inc. approved an international restructuring plan to streamline and optimize the Company's global operations and we announced we expected restructuring charges to total $2.2 million, excluding any tax impacts and cumulative translation adjustments. As of September 30, 2019, we had incurred restructuring charges of $2 million, and we expect the remaining restructuring charges of approximately $0.2 million by the end of 2019. Additionally for the nine months ended September 30, 2018 we incurred restructuring charges of $1.1 million, which represented costs associated to the restructuring plan initiated in 2015. For the three months ended September 30, 2019, the Company recorded restructuring charges of approximately $0.7 million of which $0.3 million related to DP Engineering severance and $0.4 million related to an executive departure related to the suspension of the Company’s acquisition strategy.

Depreciation. Depreciation expense decreased $(25,000) and $(111,000) for the three and nine months ended September 30, 2019, compared to the same periods in 2018.

Amortization of Definite-lived Intangible Assets. Amortization expense related to definite-lived intangible assets totaled $0.5 million  and $0.6 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, amortization expense related to definite-lived intangible assets totaled $1.6 million and $1.1 million, respectively. The increase in amortization of definite-lived intangible assets in 2019 was primarily due to the acquisition of DP Engineering and True North.

Interest (expense), net. Interest expense totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively. Interest expense totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively. The Company issued a five-year term loan of $14.3 million in February 2019 to finance the acquisition of DP Engineering, and recorded interest expense of $0.2 million and $0.4 million for the three months ended September 30, 2019, respectively, related to the term loan.

Loss on derivative instruments, net. In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We control a portion of these risks through a risk management program that includes the use of derivative instruments. (Loss) gain on derivative instruments relates to the Company's interest rate swap contracts, foreign exchange contracts and remeasurement of foreign currency denominated contract receivables, billings in excess of revenue earned, and subcontractor accruals. The following table summarizes the components of the (loss) gain recognized for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest rate swap - change in fair value	$(1)	$(28)	$(89)	$(39)
Foreign exchange contracts- change in fair value	(45)	(14)	25	(178)
Remeasurement of related contract receivables, billings in excess of revenue earned, and subcontractor accruals	(15)	(17)	(5)	(89)
Loss on derivative instruments, net	$(61)	(59)	$(69)	$(306)

Other Income (Expense), Net.  For the three and nine months ended September 30, 2019, the Company recognized other expense, net, of $59,000 and other income, net, of $62,000, respectively. For the three and nine months ended September 30, 2018, the Company recognized other income, net, of ($5,000) and other income, net, of $24,000, respectively.

Provision (benefit) for Income Taxes

Income tax expense (benefit) was $0.6 million and $(0.9) million with effective income tax rates of (102.7)% and 13.8% for the three and nine months ended September 30, 2019, respectively. This is compared to income tax expense of $0.3 million and $0.1 million with effective income tax rates of (153.9)% and (13.6)%, for the three and nine months ended September 30, 2018, respectively. The Company's income tax provision (benefit) for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. Tax expense in 2019 is comprised mainly of the tax impact for loss on impairment, and federal, foreign, and state tax expense. Tax expense in 2018 is comprised mainly of federal, foreign, and state tax expense.

Our effective tax rates were (102.7)% and 13.8% for the three and nine months ended September 30, 2019. For the three months ended September 30, 2019, the difference between our effective tax rate of (102.7)% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in valuation allowance in our China subsidiary, discrete item adjustments for the U.S. and foreign taxes, the excess book deduction related to stock options and restricted stock units that were exercised or vested during the quarter, and the tax impact of the loss on impairment.  For the nine months ended September 30, 2019, the difference between the effective tax rate of  13.8% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain foreign contingencies, and discrete item adjustments, including the tax impact of the loss on impairment.

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

The Company has recorded full valuation allowances for its Chinese, U.K., and Swedish net deferred tax assets at September 30, 2019.

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

Liquidity and Capital Resources

As of September 30, 2019, the Company’s cash and cash equivalents totaled $8.6 million compared to $12.1 million at December 31, 2018.

For the nine months ended September 30, 2019 and 2018, net cash used in operating activities was $(0.3) million and $(6.4) million, respectively. The increase of $6.0 million in cash flows provided by operating activities was primarily driven by the collection of  contract receivables during the period.

Net cash used in investing activities totaled $(14.0) million and $(10.6) million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash outflow in 2019 was primarily driven by the acquisition of DP Engineering, the net cash consideration of which was $13.5 million.

For the nine months ended September 30, 2019 and 2018, cash provided by financing activities totaled $11.0 million and $7.0 million, respectively. The increase in the cash inflow from financing activities was largely driven by the proceeds from draw down of a term loan of $14.3 million; the increase was partially offset by an increase of repayments of $3.0 million on the term loan.

At September 30, 2019, the Company had cash and cash equivalents of $8.6 million. The Company believes that its (i) cash and cash equivalents and (ii) cash generated from normal operations will be sufficient to fund its working capital and other requirements for at least the next twelve months.

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

On May 11, 2018, upon acquisition of True North, the Company drew down approximately $10.3 million to fund the transaction, $0.5 million of which was repaid to the Bank on the same day. On February 15, 2019, upon acquisition of DP Engineering, the Company drew down approximately $13.5 million to fund the transaction. At September 30, 2019, the outstanding balance of the long-term debt was $19.7 million.

At September 30, 2019, there were no outstanding borrowings on the RLOC and four letters of credit totaling $1.2 million. The amount available at September 30, 2019, after consideration of the letters of credit was approximately $3.8 million.

The credit facility agreement is subject to financial covenants, some of which was amended on June 28, 2019, and reporting requirements. At September 30, 2019, the Company was in compliance with its financial covenants.

Going Concern Consideration

The Company is currently in compliance with its debt covenants; however, it is probable, based on our forecasts, that we will not be in compliance with these covenants at future measurement dates in the following twelve-month period. We do have the ability to cure one of the two financial covenants, the leverage ratio, by paying down an amount of debt necessary to meet the leverage ratio and we are considering taking this action. Regarding the fixed charge coverage ratio, we anticipate reducing fixed charges, namely excess real estate at the DP Engineering office and other space to be made idle. We will be working with the Bank to obtain a modification of our covenant requirements that would, based on our projections, provide forecasted compliance with the covenants. If at such future time a covenant violation were to occur and if we are unable to agree to amended financial covenant measures with the Bank before such time or obtain a waiver in the event of subsequent non-compliance, the Company would likely not be able to repay the entirety of the outstanding debt in the event the Bank were to call the debt, thus leading to substantial doubt about the Company’s ability to continue as a going concern until such amendments or waivers are in place.

Based on our cash flow projection, we believe our funds from operations and availability of cash provide us with sufficient funds to cure one of the forecasted violations if we choose to; have sufficient cash to fund our on-going operations and make our scheduled debt repayments in the normal course of business.

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

(in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(1,121)	$(518)	$(5,482)	$(1,033)
Interest expense (income), net	288	114	812	153
Provision for income taxes	568	314	(874)	124
Depreciation and amortization	666	573	2,143	1,858
EBITDA	401	483	(3,401)	1,102
Loss on impairment	-	-	5,464	-
Impact of the change in fair value of contingent consideration	-	-	(1,200)	-
Restructuring charges	740	70	742	1,107
Stock-based compensation expense	114	401	1,150	1,535
Impact of the change in fair value of derivative instruments	61	59	69	306
Acquisition-related expense	116	491	744	491
Bad debt expense due to customer bankruptcy	-	65	-	65
Adjusted EBITDA	$1,432	$1,569	$3,568	$4,606

Adjusted Net Income and Adjusted EPS Reconciliation (in thousands, except share and per share amounts)

References to Adjusted net income exclude the impact of gain from loss on impairment, impact of the change in fair value of contingent consideration, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments, acquisition-related expense, and amortization of intangible assets related to acquisitions, net of income tax expense impact of adjustments. Adjusted Net Income and adjusted earnings per share (adjusted EPS) are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes adjusted net income and adjusted EPS, in addition to other GAAP measures, are useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period, such as stock-based compensation expense.  These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP adjusted net income and adjusted EPS to GAAP net income, the most directly comparable GAAP financial measure, is as follows:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(1,121)	$(518)	$(5,482)	$(1,033)
Loss on impairment	-	-	5,464	-
Impact of the change in fair value of contingent consideration	-	-	(1,200)	-
Restructuring charges	740	70	742	1,107
Stock-based compensation expense	114	401	1,150	1,535
Impact of the change in fair value of derivative instruments	61	59	69	306
Acquisition-related expense	116	491	744	491
Amortization of intangible assets related to acquisitions	494	312	1,550	1,094
Bad debt expense due to customer bankruptcy	-	65	-	65
Income tax expense impact of adjustments	186	(63)	(1,761)	(1,165)
Adjusted net income	$590	$817	$1,276	$2,400

Adjusted earnings per common share – Diluted	$0.03	$0.04	$0.06	$0.12

Weighted average shares outstanding - Diluted(1)	20,586,145	20,166,912	20,418,960	19,932,921

(1) During the nine months ended September 30, 2019 and 2018, the Company reported both a GAAP net loss and positive adjusted net income. Accordingly, there were 397,131 and 645,714 dilutive shares from options and RSUs included in the adjusted earnings per common share calculation, that were considered anti-dilutive in determining the GAAP diluted loss per common share.

(1)  During the three months ended September 30, 2019 and 2018, the Company reported a GAAP net loss and positive adjusted net income. Accordingly, there were 578,676 and 713,024  dilutive shares from options and RSUs included in the adjusted earnings per common share calculation, that were considered anti-dilutive in determining the GAAP diluted loss per common share.

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

On February 15, 2019, the Company completed the purchase of DP Engineering. DP Engineering constitutes 16.8% of total assets of the Company at September 30, 2019, and 10% of the Company's consolidated revenue for the nine months ended September 30, 2019. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired company's controls by the quarter-end, the Company's management has excluded DP Engineering from its evaluation of disclosure controls and procedures from the date of such acquisition through September 30, 2019.

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

A disruption, failure or breach of our networks or systems, including as a result of cyber-attacks, could harm our business.

Global cyber security threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems, and maintenance of backup and protective systems), cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cyber security incident include reputational damage, litigation with third parties, civil or regulatory liability for loss of sensitive or protected information such as personal data, incident response costs, diminution in the value of our investment in research, development and engineering, loss of intellectual property, and increased cyber security protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

99.1	Separation Agreement of Christopher D. Sorrells, dated September 18, 2019, including Amendment to Restricted Share Unit Agreements.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 19, 2019
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)