Form 10-K
period 2019-12-31
GSE SYSTEMS INC
filed 2020-06-11
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 970-7800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 Par Value	GVP	The NASDAQ Capital Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧No □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer □	Accelerated filer □	Non-accelerated filer □	Smaller reporting company ⌧
Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  ☐ No ⌧

The aggregate market value of Common Stock held by non-affiliates of the Registrant was $47,033,354 on June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of such stock on that date of $2.34.

The number of shares outstanding of the registrant’s Common Stock as of May 31, 2020 was 20,389,082 shares.

TABLE OF CONTENTS

PART I		Page
Item 1.	Business	3
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Mine Safety Disclosures	14

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	58
Item 9A.	Controls and Procedures	58
Item 9B.	Other Information	58

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	58
Item 11.	Executive Compensation	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
Item 13.	Certain Relationships and Related Transactions, and Director Independence	60
Item 14.	Principal Accountant Fees and Services	60

PART IV
Item 15.	Exhibits and Financial Statement Schedules	60
Item 16.	Form 10-K Summary	61
	SIGNATURES	62
	Exhibits Index	61

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.
This report and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on management’s assumptions, expectations and projections about us, and the industry within which we operate, and that have been made pursuant to the Private Securities Litigation Reform Act of 1995 reflecting our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as “anticipate”, “believe”, “continue”, “estimate”, “intend”, “may”, “plan”, “potential”, “predict”, “expect”, “should”, “will” and similar expressions, or the negative of these terms or other comparable terminology, have been used to identify these forward-looking statements. These forward-looking statements may also use different phrases. These statements regarding our expectations reflect our current beliefs and are based on information currently available to us. Accordingly, these statements by their nature are subject to risks and uncertainties, including those listed under Item 1A Risk Factors, which could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Except as otherwise required by federal securities law, we are not obligated to update or revise these forward looking statements to reflect new events or circumstances. We caution you that a variety of factors, including but not limited to the factors described below and in Item 1A Risk Factors, could cause our business conditions and results to differ materially from what is contained in forward-looking statements:
-	changes in the rate of economic growth in the United States and other major international economies;
-	changes in investment by the nuclear and fossil electric utility industry, the chemical and petrochemical industries, or the U.S. military;
-	changes in the financial condition of our customers;
-	changes in the regulatory environment;
-	changes in project design or schedules;
-	contract cancellations;
-	changes in our estimates of costs to complete projects;
-	changes in trade, monetary and fiscal policies worldwide;
-	currency fluctuations;
-	war and/or terrorist attacks on facilities either owned by our customers or our company, or where equipment or services are or may be provided;
-	initiation, prosecution, or outcomes of future litigation;
-	protection and validity of our trademarks and other intellectual property rights;
-	increasing competition by foreign and domestic companies;
-	compliance with our debt covenants;
-	recoverability of claims against our customers and others;
-	changes in estimates used in our critical accounting policies; and
-	impact of the Novel Coronavirus COVID-19 (coronavirus), or other future pandemics, on the global economy and on our customers, suppliers, employees and business.
The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report on Form 10-K. Other factors and assumptions not identified above were also involved in the formation of these forward-looking statements and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described above and in Item 1A Risk Factors in connection with any forward-looking statements that may be made by us. You should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.
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
We execute projects globally with approximately 363 employees, as of December 31, 2019. We operate from offices in the U.S. and China and with our employees deployed at client sites. While most of our revenue comes from the nuclear power market, we also serve the fossil, refining, chemical, and petrochemical markets.
GSE Systems was formed on March 30, 1994, to consolidate the simulation and related businesses of General Physics International Engineering & Simulation, S3 Technologies, and EuroSim. The Company completed its Initial Public Offering in 1995.
On November 14, 2014, we acquired Hyperspring, LLC (Hyperspring). Hyperspring is a nuclear industry expert staffing firm that employs highly skilled, high-value professionals primarily filling training and consulting positions on a contract basis for nuclear power plant operators. Hyperspring professionals provide training, operations and maintenance support including: generic fundamentals exams (GFES), accreditation training visit (ATV) preparation, senior reactor operator (SRO) certification, procedure development, work management, tagging/labeling, outage execution, planning/scheduling, corrective action, self-assessments and equipment reliability. Customers have included Entergy, TVA, PSEG Nuclear and First Energy.
On September 20, 2017, we acquired Absolute Consulting, Inc. (Absolute). Absolute is a provider of technical consulting and staffing solutions to the global nuclear power industry with expertise in procedure writing, engineering, technical support, project management, training, project controls, and corrective actions. Customers have included Entergy, Duke Energy, Vistra Energy and Southern Nuclear Operating Company.
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

Branding
On January 27, 2020, GSE Systems announced that it has completed a brand refresh to help unify the market presence of its recently acquired businesses under the new name GSE Solutions™. This undertaking is intended to more accurately reflect its comprehensive suite of solutions to the global power industry, particularly nuclear operations. The rebranding effort includes a new parent company market identity, a unified website for all lines of business, www.gses.com, and repositioned solution-sets more focused on the people, services, and products that the company as a whole provides. GSE Systems, Inc. remains the legal name of the parent company, publicly traded on Nasdaq under the ticker symbol “GVP”. But GSE operations and marketing will use the more distinct trademark “GSE Solutions” as a way to communicate the fact that GSE’s specialized businesses units help customers reduce risk and optimize performance through unique solutions, a centralized project approach, expert resource management, and a culture of continuous improvement.
Operating Segments
We operate through two reportable business segments: Performance Improvement Solutions and Nuclear Industry Training and Consulting. Each segment focuses on delivering solutions to customers within our targeted markets - primarily the power and process industries. Marketing and communications, accounting, finance, legal, human resources, corporate development, information systems and other administrative services are organized at the corporate level. Business development and sales resources are generally aligned with each segment to support existing customer accounts and new customer development. The business units collaborate to facilitate cross-selling and the development of new solutions. The following is a description of our business segments:
·●	Performance Improvement Solutions (approximately 55% of revenue)
Our Performance Improvement Solutions segment primarily encompasses our power plant high-fidelity simulation solutions, technical engineering services for ASME programs and thermal performance optimization, and interactive computer based tutorials/simulation focused on the process industry. This segment includes various simulation products, engineering services, and operation training systems delivered primarily to the nuclear and fossil fuel power generation and the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. GSE and its predecessors have been providing these services since 1976.
Our engineering solutions include the following: (1) in-service testing for engineering programs focused on ASME OM code including Appendix J, balance of plant programs, and thermal performance; (2) in-service inspection for specialty engineering including ASME Section XI; (3) software solutions; and (4) mechanical design, civil/structural design, electrical, instrumentation and controls design, digital controls/cyber security, and fire protection for nuclear power plant design modifications.  Our True North and DP Engineering businesses typically work as either the engineer of choice or specialty engineer of choice for our clients under master services agreements.  GSE has been providing these engineering solutions and services since 1995.
We include both True North and DP Engineering in our Performance Improvement Solutions due to their service offerings.
·●	Nuclear Industry Training and Consulting (approximately 45% of revenue)
Nuclear Industry Training and Consulting provides highly specialized and skilled nuclear operations instructors, procedure writers, technical engineers, and other consultants to the nuclear power industry. These employees work at our clients’ facilities under client direction. Examples of these highly skilled positions are senior reactor operations instructors, procedure writers, project managers, work management specialists, planners and training material developers. This business is managed through our Hyperspring and Absolute subsidiaries. The business model, management focus, margins and other factors clearly separate the business line from the rest of the Company’s product and service portfolio. GSE has been providing these services since 1997.
Financial information is provided in Note 20 of the accompanying consolidated financial statements regarding our business segments and geographic operations and revenue.
Business Strategy, Industry Trends, Products and Services
Business Strategy
Our objective has been to create a leading specialty engineering, expert staffing and technology delivery platform focused primarily on the nuclear power industry. We offer our differentiated suite of products and services to adjacent markets such as the defense industry, the fossil power and process industries where our offerings are a natural fit, delivering a clear and compelling value proposition to the market. Our growth strategy had been twofold: (1) seek acquisitions to accelerate our overall growth in a manner that is complementary to our core business and (2) expand organically within our core markets by leveraging our market leadership position and drive increased usage and product adoption via new products and services. To accomplish this objective, we will pursue the following activities:
Strategic pause in our executed roll-up acquisition strategy. Over the past few years we have complemented our organic growth strategy with selective acquisitions including, but not limited to, the following: engineering; training, staffing and consulting service businesses for the power industry, with a particular focus on nuclear power; and software utilized in the power industry, both domestic and international. We had focused our acquisition efforts on opportunities that would enhance our portfolio of products and services, strengthen our relationships with our existing customers, and potentially expand our footprint to include new customers in our core served industries. Following this strategy, we have made three acquisitions since 2017.  Although we believe opportunities still exist to acquire more businesses that would be complementary to ours, given our current desire to focus on cross selling and upselling across our existing business portfolio, we have paused our acquisition of new businesses.  Our current efforts are focused on organic growth across the portfolio while utilizing free cash flow to pay down debt associated with our delayed-draw term loan facility. While our roll-up acquisition strategy is on pause, the Company remains open to transformational opportunities that may present themselves.

Summary of recent acquisitions: In February 2019, we acquired DP Engineering, a specialized provider of high-value engineering services and solutions to the nuclear power industry. In May 2018, we acquired True North, a leading provider of specialty engineering solutions to the nuclear power industry, and in September 2017, we acquired Absolute, a provider of technical consulting and staffing solutions to the global nuclear power industry. The acquisitions of Absolute, True North, and DP Engineering collectively enhanced the Company’s unique capabilities in the nuclear services area. The acquisitions have added new capabilities to the GSE solution offering and bring new highly complementary customers to GSE, while at the same time deepening GSE relationships with existing clients. These acquisitions have added scale and focus to the business, while positioning GSE as a “go to” provider of technical and consulting solutions to the power industry, particularly nuclear power. We feel that now is the time to focus on organic growth opportunities through cross selling and upselling GSE’s full range of products and services to the industry.
Expand our total addressable market Our focus on organic growth means enhancing our product capabilities or new product and introduce new service categories that create value for our customers and therefore expand our total addressable market. Currently we are working on initiatives to expand our solution offerings in both of our business segments that may include, but are not limited to, the following: expanding our software product portfolio to include enhanced power and process simulation tools and systems that are complementary to our core offerings; delivering enhanced learning management systems/solutions; offering fully outsourced training solutions to our customers; adding work flow process improvement solutions; tailoring operational reporting and business intelligence solutions to address the unique need of our end user markets; and adding new services to broaden our market reach. With the pause of our roll-up acquisition strategy, our current expansion efforts are primarily organic in nature.
We are unique among engineering firms in the nuclear market in ability to serve the entire lifecycle of a plant through a combination of expert service not found in other Engineers of Choice.  We offer clients the ability to perform the upfront engineering design, address and optimize regulatory compliance, optimize designs through simulation assisted engineering, and provide all of the professional temporary staffing needed for a wide variety of specialized engineering projects.
Initiatives such as these will broaden our scope and enable us to engage more deeply with the segments we serve and to address the needs of customers in adjacent segments. We have delivered a compelling solution, the GSE GPWRTM Generic Pressurized Water Reactor simulation technology, proving that our modeling technology can be sold in generic form via traditional license terms and conditions to the nuclear industry ecosystem. We have both upgraded and expanded the EnVision™ library of simulation and eLearning tutorials for the process industries with specific new products for training clients in the upstream segment of the oil and gas industry including launching a new cloud-based training platform, EnVision™ Learning On-Demand, that significantly extends the capabilities of its industry leading EnVision™ tutorials and simulations. We continue to provide cutting edge training systems by adapting our technology to systems that meet the specific needs of customers such as U.S. government laboratories.
Research and development (R&D) We invest in R&D to deliver unique solutions that add value to our end-user markets. We have delivered nuclear core and Balance-of-Plant modeling and visualization systems to the industry. To address the nuclear industry’s need for more accurate simulation of both normal and accident scenarios, we provide our DesignEP® and RELAP5-HD® solutions. Our entire JADETM suite of simulation software, including industry leading JTOPMERET® and JElectricTM software, provides the most accurate simulation of Balance-of-Plant and electrical systems available to the nuclear and fossil plant simulation market. The significant enhancements we have made to our SimExec® and OpenSimTM platforms enables customers to be more efficient in the daily operation of their simulators. We are bringing SimExec® and OpenSimTM together into a next generation unified environment that will add new capabilities as requested by clients and driven by market need.
We intend to continue to make pragmatic and measured investments in R&D that first and foremost are driven by the market and complement our growth strategy. Such investments in R&D may result in on-going enhancement of existing solutions as well as the creation of new solutions to serve our target markets, ensuring that we add greater value that is easier to use, at lower total cost of ownership than any alternative available to customers. GSE has pioneered a number of industry standards and intends to continue to be one of the most innovative companies in our industry. During the years ended December 31, 2019 and 2018, we have made R&D investments totaling $1.1 million and $1.3 million, respectively.
Strengthen and develop our talent while delivering high-quality solutions Our experienced employees and management team are our most valuable resources. Attracting, training, and retaining top talent is critical to our success. To achieve our talent goals, we intend to remain focused on providing our employees with entrepreneurial opportunities to increase client contact within their areas of expertise and to expand and deepen our service offerings. We will also continue to provide our employees with training, personal and professional growth opportunities, performance-based incentives including opportunities for stock ownership, bonuses and competitive benefits as benchmarked to our industry and locations. We have developed a strong reputation for quality services based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, and exceptional expertise across multiple service sectors. We have received numerous industry certificates and awards over the years for outstanding service.
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
In the United States, the energy industry is expected to continue to lose more of its workforce than it can attract within the next few years as baby boomers retire on the traditional schedule. As the nuclear industry continues to operate and modernizes its fleet and strains to maintain the high standards of training for the existing workforce, existing plant simulator systems, which provide a critical environment for training services, are often operating 24 hours a day. With workers retiring and the need to backfill as well as expand the workforce for new units, certain operators are exploring the opportunity to de-bottleneck their existing simulator capabilities through the creation of dual reference simulators. Other workforce shortages and/or short-term spikes in demand for specialist skills that we offer similarly are positive developments for our business. This labor environment continues to foster opportunities for technology firms, such as ours, to innovate and develop investment worthy solutions.
Globally, as more people increase their standard of living, their demand for power will increase, which in turn will require the on-going construction of power plants to meet this surging demand. The drive to lower carbon emissions from power generation while ensuring a stable baseload to accommodate intermittent energy sources such as wind and solar power brings focus on the essential nature of nuclear power.  Developing a skilled labor force to operate these plants and keeping their skills current and their certifications in compliance with regulatory requirements is a key challenge facing the global power industry.
Status of nuclear power industry
The world’s nuclear reactors make an essential contribution to supplying clean and reliable electricity.  With world awareness of the impact of carbon emissions from bring fossil fuels, there is growing recognition of the importance of nuclear power, which emits no carbon in generating electricity.
According to the International Atomic Energy Agency most recent data, at the end of 2018 the capacity of the world’s 449 operable reactors was 397 GWe, up 4 GWe on the previous year. Nine new reactors were connected to the grid in 2018, with a combined capacity of 10.4 GWe. Seven reactors were closed down in 2018, with a combined capacity of 5.4 GWe. Of these, four are Japanese reactors that had not generated since 2011, and a fifth, Chinshan 1, had not generated since 2015, so these closures had minimal impact on overall electricity generation in 2018. Four reactors in Japan, with a combined capacity of 5.6 GWe, were given approval to restart. Japan continues to evaluate and prepare for further plant re-starts.
Reactors in the USA produced more electricity in 2018 than in any previous year, with 808 TWh generated. While 2019 data has not yet been reported, with the US fleet leading the world in capacity factors, this is expected to yet again achieve a record output. This amounts to about 20% of total electrical output. Two new AP-1000 reactors remain under construction at Southern Company’s Plant Vogtle. In regulated markets where the economy is growing, the nuclear fleet is profitable and expanding, with two reactors under construction in the southeast U.S. Certain US states in the deregulated power markets  have introduced economic incentives that support nuclear generation by recognizing the value of the clean, zero-carbon generation of electricity. This has provided critical economic support in states that are desperately trying to achieve emissions targets. With that said, in other states other reactors, particularly older single unit reactors, are under threat from distorted and challenging market conditions resulting from wind and solar subsidies and abundant and very cheap natural gas.
The world’s nuclear plants continue to perform excellently. Growth is strong, with more than 20 new reactors scheduled to be connected before the end of 2020, including two in the U.S. For the industry to reach the Harmony goal of supplying at least 25% of the world’s electricity before 2050, much greater commitment from policymakers will be required.
Longer term, the trends for nuclear power have promise as small-scale modular reactors (SMR’s) advance in development and prototyping.  A project is planned to build a NuScale Power SMR at Idaho National Labs. NuScale Power is a long-standing GSE customer. Tennessee Valley Authority submitted an application for an early site permit for two or more SMRs modules (up to 800 MWe, 2420 MWt) at the Clinch River Nuclear site on May 12, 2016. In January 2017 the Nuclear Regulatory Commission accepted and docketed the early site permit. United States Department of Energy (“DOE”) recently released a draft plan to double America’s nuclear power capacity by 2050.  The plan, dubbed “Vision 2050”, promotes expanding America’s nuclear capacity through advanced reactor designs including small and medium-size reactors.
We are seeing government focus on supporting the development of advanced reactors beyond SMR’s that offer significant promise.  In 2019, the DOE announced plans to build a Versatile Test Reactor, or VTR. This capability will help accelerate the testing of advanced nuclear fuels, materials, instrumentation, and sensors. It will also allow DOE to modernize its essential nuclear energy research and development infrastructure, and conduct crucial advanced technology and materials testing necessary to re-energize the U.S. nuclear energy industry. This is an exciting new development for the continued advancement of nuclear power in the United States.
In addition, in 2019, significant progress has been made by DOE to support the introduction of a domestic source of high-assay low-enriched uranium, or HALEU for short. More than 20 U.S. companies are developing advanced reactors that will completely change the way we think about the nuclear industry. Many of these companies require HALEU fuel for their designs, and DOE has risen to the challenge in developing near-term and long-term fuel supplies to ensure the United States continues to lead the way in this critical research and design effort for Advanced Reactors.
We believe GSE is well positioned to take full advantage of these strategic global and domestic trends by providing high fidelity simulation, engineering and training solutions to the global power and process industries.
The longer-term fundamentals of our end markets remain solid, as the nuclear power industry continues to invest for safety, operational reliability, extension of plant life and performance improvement to generate more power from existing assets.  Given the difficult-to-replicate assets, specialized employees and innovative technologies that we have amassed under a single go-to service provider platform, we are very optimistic about GSE’s future.
Products and Services
Performance Improvement Solutions
To assist our clients in creating world-class internal training and engineering improvement processes, we offer a set of integrated and scalable products and services that provide a structured program focused on continuous skills improvement for experienced employees to engineering services, including plant design verification and validation, ASME code compliance, and design plant modification work. We provide the right solutions to solve our clients’ most pressing needs.
For workforce development and training, students and instructors alike must have a high degree of confidence that their power plant simulator truly reflects plant behavior across the entire range of operations. To earn this confidence, GSE’s simulation solution starts with the most robust engineering approach possible. Using state-of-the-art modeling tools combined with our leading nuclear power modeling expertise, GSE provides simulation solutions that achieve unparalleled fidelity and accuracy. The solutions that GSE provides are also known for ease of use, resulting in increased productivity for end-users. For these reasons, GSE has delivered more nuclear power plant simulators than any other company in the world.
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
Examples of the types of simulators we sell include the following:
●
Universal Training Simulators: These products complement our Self-Paced Training Tutorials by reinforcing what the student learned in the tutorial, putting it into practice on the Universal Simulator. The simulation models are high fidelity and represent a typical plant or typical process, rather than the exact replication of a client’s plant. We have delivered over 360 such simulation models to clients consisting of major oil companies and educational institutions. This learning content is now being offered through a cloud-bases subscription model that enables easier access and wider use of the content.  Two of the world’s largest refiners are using the platform across all global refining facilities, one signing a new five year SaaS contract at the end of 2019.

●
Part-Task Training Simulators: Like our Universal Simulators, we provide other unique training solutions such as a generic nuclear plant simulator and VPanel® displays, which replicate control room hardware and simulator solutions specific to industry needs such as severe accident models to train on and aid in the understanding of events like the Fukushima Daiichi accident.

●
Plant-Specific Operator Training Simulators: These simulators exactly replicate the plant control room and plant operations. They provide the highest level of realism and training available, and allow users to practice their own plant-specific procedures. Clients can safely practice startup, shutdown, and other normal operations, as well as response to abnormal events we all hope they never have to experience in real life. Since our inception, we have delivered over 490 plant-specific simulators to clients in the nuclear power, fossil power and process industries worldwide.

Nuclear Industry Training and Consulting
As our customers’ experienced staff retire, access to experts that can help operate and train existing and new employees in how to operate their plants is essential to ensure safe ongoing plant operations. In addition, operating and training needs change over time and sometimes our clients require fixed priced discrete projects or specialized courses in contrast to straight staff augmentation. The industry needs operating personnel, including procedure writers, engineers, operators and instructors who can step in and use as well as update the client’s operating methods, procedures, training material and more. Finding technical professionals and instructors, who know the subject, can perform the work or teach it to others and can adapt to the client’s culture, is critical. GSE provides qualified professionals, instructors and turnkey projects/courses that work within the client’s system and complement the operating or training methods they already have in place. Examples of our training program courses include senior reactor operator certification, generic fundamentals training, and simulation supervisor training. In addition, we also provide expert support through consulting or turnkey projects for procedure writing, technical engineers, project managers, training material upgrade and development, outage execution, planning and scheduling, corrective actions programs, and equipment reliability.
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
Customers and Locations
For almost 50 years, we have been developing next-generation, custom training simulation technologies. Since we built the first commercial full-scope nuclear power plant simulator in 1971, we have completed more than 1,100 installations, from full scope simulation systems to desktop workforce development solutions, in 50 countries.
In 2019, approximately 16% of our revenue was generated from end-users outside the United States and we have a concentration of revenue from one individual customer, which accounted for 27.8% of our consolidated revenue. A small representative list of our customer base includes: ABB Inc., American Electric Power, Bechtel Hanford National Laboratory, Duke Energy, EDF Energy (United Kingdom), Emerson Process Management, Entergy Nuclear Operations Inc, Exelon, PSEG Nuclear, Inc., Siemens AG (Germany), Southern Nuclear Operating Company, Inc., State Nuclear Power Automation System Engineering Company (China), Savannah River Nuclear Solutions, LLC, Slovenkse Elektrarne, A.S. (Slovakia), Tennessee Valley Authority, and Westinghouse Electric Co.
Hydrocarbon and chemical process customers include numerous large oil refineries and chemical plants such as BP (worldwide), Statoil ASA (Norway), Chevron,, Shell Oil Company (worldwide), Total (Belgium), and Valero (USA).
Marketing and Sales
We market our products and services through a network of direct sales staff, agents and representatives, and strategic alliance partners. Market-oriented business and customer account teams define and implement specific campaigns to pursue opportunities.
We continue to have a proactive public relations program, issuing non-financial press releases to announce product development and significant deliveries, as well as our presence at numerous industry trade shows and technical conferences. We are active on numerous social media platforms and strive to build a strong presence across all media that our clients use to find information about the Company. Our goal is to provide useful information at each stage of the client’s journey with the Company.
The Company’s ability to support its multi-facility, international, and multinational clients is facilitated by its network of offices and strategic partners in the U.S. and overseas. In addition to its office located in China, the Company’s ability to conduct international business is enhanced by its multilingual and multicultural workforce. GSE has strategic relationships with system integrators and agents representing its interests in Bulgaria, Japan, Malaysia, Singapore, South Korea, Taiwan, Ukraine and various locations in the Gulf Coast Countries of the Middle East.
Competition
In the nuclear simulation market, we compete in a global market including firms located in Canada, France and the U.S., such as L-3 MAPPS Inc., a subsidiary of Harris (Canada), CORYS T.E.S.S (France) and Western Services Corporation. In the fossil simulation market, we competes with smaller companies in the U.S. and overseas. In the process industry our main competition comes from large digital control system/automation companies such as Honeywell and Schneider. In the engineering market, we compete with firms primarily from North America such as Enercon Services, Kinetrics, Sargent & Lundy, and AECOM.
The Nuclear Industry Training and Consulting business services include technical professional and training-related and services as well as staff augmentation solutions. The competition for these services includes but is not limited to the following: GP Strategies, The Westwind Group, Professional Training Technologies, and Western Technical Services. The competition for staff augmentation includes: Day & Zimmerman, The Planet Group, and The Westwind Group.
Competitive Advantages
Although there is competition in various industry niches, few companies in our space can combine our engineering, simulation and training expertise, especially for the nuclear power industry. Few of our competitors serve the broader performance improvement market and few work across the full spectrum of energy markets including nuclear and fossil power plus petrochemicals.
Proprietary Software Tools. We developed a library of proprietary software tools including auto-code generators and system models that substantially improve and expedite the design, production and integration, testing and modification of software and systems. These tools are used to automatically generate the computer code and systems models required for specific functions commonly used in simulation applications, thereby enabling the Company or its customers to develop high-fidelity, real-time software quickly, accurately and at lower costs. The Company also has an expertise integrating third-party engineering codes into the Company’s simulation environment, thereby offering some of the most sophisticated technical solutions in the market. The Company has a substantial library of Process-Specific Simulation models and eLearning Modules aimed at the oil and gas, refining and specialty chemicals markets.
Industry Expertise. We are a leading innovator and developer of real-time simulation software with more than 40 years of experience producing high-fidelity, real-time simulators. As a result, the Company has acquired substantial applications expertise in the energy and process industries. As of December 31, 2019,  the Company employed a highly educated and experienced multinational workforce of approximately 363 employees, including approximately 148 engineers and scientists in fields such as chemical, mechanical and electrical engineering, applied mathematics and computer sciences, and approximately 140 instructors and plant operations staff specialists. As a result of the DP Engineering acquisition, we have added approximately 32 employees.
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
The Company does not own any patents. The Company believes that all of the Company’s trademarks (especially those that use the phrase “GSE Systems”) are valid and will have an unlimited duration as long as they are adequately protected and sufficiently used. The Company’s licenses are perpetual in nature and will have an unlimited duration as long as they are adequately protected and the parties adhere to the material terms and conditions.
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
Industries Served
The following chart illustrates the approximate percentage of the Company’s 2019 and 2018 consolidated revenue by industries served:
	Years ended December 31,
	2019	2018
Nuclear power	90%	91%
Fossil fuel power	7%	6%
Process	2%	3%
Other	1%	0%
Total	100%	100%

Backlog
As of December 31, 2019, we had approximately $52.7 million of total gross revenue in backlog compared to $70.6 million as of December 31, 2018.  Most of our contract terms are for less than 24 months. Our backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts.  Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client.  We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until we have reason to believe that such changes may occur.
Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third-party or pass-through costs to subcontractors and other parties.  Because backlog is not a defined accounting term, our computation of backlog may not necessarily be comparable to that of our industry peers.
Employees
As of December 31, 2019, we had approximately 363 employees, which include 205 our Performance Improvement segment and 158 our Nuclear Industry Training and Consulting segment.   Excluding our Nuclear Industry Training and Consulting business, which consists primarily of contracted instructors, our employee attrition rate for 2019 among all staff was approximately 10%.  To date, we have been able to locate and engage highly qualified employees as needed and we expect our growth efforts to be addressed through attracting top talent.

COVID-19 virus

The safety of our employees, their families and our customers are of primary concern to us. We operates consistent with Center for Disease Control and Prevention (“CDC”) and Federal and State guidelines. Changes in our operations as a result of COVID-19 is primarily reflecting in requiring employees to work from home vs. the office if able for the time being. As a result, employees almost entirely work from home for the Performance Solutions line of business, but for when required to be at the client site for essential project work. When at the client site, the employee(s) are required to become thoroughly familiar with client safety guidelines including COVID-19 guidelines. The use of IP/telephony has enabled our employees to be nearly as productive working from home vs. the office. We expect efficiency to improve with time along a natural learning curve. It is important to note that we have been designated as an essential services provider for certain nuclear power and defense customers. Performance Projects, since they are essential, for the most part continue without pause. For our staff augmentation, we have seen certain contract for NITC customers paused and or delayed as clients shrink their own on-premise workforces to the bare minimum in response to the pandemic; as a result the NITC business has seen its deployed billable employee base contract since the start of the pandemic. NITC still has a meaningful deployment of billable employees at client sites delivering essential services working at the direction of our customers. While we are still receiving new orders, we are experiencing a significant decline in the volume of new orders compared to prior periods. The COVID-19 crisis is still an evolving situation and we are unable to predict when it will end or the future impact it will have on the business and our operations will be. We have experienced current projects in our Performance Solutions and NITC segments being delayed or paused.

Delayed filing of Form 10K

We are filing our Form 10-K later than we have historically. We relied on the order issued by the SEC dated March 25, 2020: Order Under Section 36 of the Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies (Release No. 34-88465)(the “Order”). The Order extends, by no later than forty-five (45) days, the deadlines for filing certain reports made under the Securities Exchange Act of 1934, including Annual Reports on Form 10-K, for registrants subject to the reporting obligations under the Exchange Act that have been impacted by COVID-19, and have filing deadlines between March 1 and July 1, 2020. As a result of federal, state, and local government continuing measures to prevent the spread of COVID-19, including policies regarding working from home, the preparation of the Company’s financial statements and disclosures have taken a greater amount of time than originally expected as the Company’s staff have experienced delays in completing audit-related functions and required disclosures.

ITEM 1A.                                RISK FACTORS.
The following are some of the factors that we believe could cause our actual results to differ materially from historical results and from the results contemplated by the forward-looking statements contained in this report and other public statements we have made.  Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.  Most of these risks are generally beyond our control.  If any of the risks or uncertainties described below, or any such other or additional risks and uncertainties actually occurs, our business, results of operations and financial condition could be materially and adversely affected.  The following information should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes under Item 8 - Financial Statements and Supplementary Data.
A novel strain of coronavirus, the COVID-19 virus, may adversely affect our business operations and financial condition.
In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our customers’ operations, our employees and our employee productivity. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. These supply chain effects, and the direct effect of the virus and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in many cases, are working remotely and using various technologies to perform their functions. We might experience delays or changes in customer demand, particularly if customer funding priorities change. Further, in reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. Our Performance Solutions business segment, as they are classified essential, for the most part continue without pause. With regard to our Nuclear Industry Training and Consulting business segment, because of the embedded presence of our on-site workforce, if COVID-19 or a similar outbreak of infectious disease were to prevent our workers from being deployed to the applicable customer site, it may disrupt our Nuclear Industry Training and Consulting service offerings, interrupt performance on our Nuclear Industry Training and Consulting contracts with clients and negatively impact our business, financial condition and results of operations. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.
If we cannot comply with the financial or other restrictive covenants in our credit agreement, or obtain waivers or other relief from our lender, we may cause an event of default to occur, which could result in loss of our sources of liquidity and acceleration of our debt.
In order to fund our recent acquisitions, we borrowed under a delayed-draw term loan facility. Our ability to generate sufficient cash flow from operations to make scheduled payments on our term loan will depend on a range of economic, competitive and business factors, some of which are outside our control. If we are unable to meet our debt service obligations, we may need to refinance or restructure all or a portion of our debt on or before its stated maturity date, sell assets, pay down our outstanding debt and/or raise equity. We may not be able to refinance or restructure any of our debt, sell assets or raise equity, in each case on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance or restructure our obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our credit agreement also contains financial and other restrictive covenants. Our ability to comply with the covenants in our credit agreement will depend upon our future performance and various other factors, some of which are beyond our control. We may not be able to maintain compliance with all of these covenants. In that event, we would need to seek an amendment to our credit agreement, a waiver from our lender, utilize cash to pay down outstanding debt and/or refinance or restructure our debt. There can be no assurance that we could obtain future amendments or waivers of our credit agreement, or refinance or restructure our debt, in each case on commercially reasonably terms or at all. Our failure to maintain compliance with the covenants under our credit agreement could result in an event of default, subject to applicable notice and cure provisions. Upon the occurrence of an event of default under our credit agreement, our lender could elect to declare all amounts outstanding thereunder to be immediately due and payable, terminate all commitments to extend further credit and cease making further loans. If we were unable to repay all outstanding amounts in full, our lender could exercise various remedies including instituting foreclosure proceedings against our assets pledged to them as collateral to secure that debt.
We have incurred indebtedness under the CARES Act which will be subject to review, may not be forgivable in whole or in part, and may eventually have to be repaid.
The Company has applied for, and has received, funds under the Paycheck Protection Program after the period end in the amount of $10.0 million serviced by Citizen's Bank. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.
On April 24, 2020, the Company received the loan. Under the terms of the CARES Act and the corresponding promissory note, the use of the proceeds of the loan is restricted to payroll costs (as defined in the CARES Act), covered rent, covered utility payments and certain other expenditures that, while permitted, would not result in forgiveness of a corresponding portion of the loan. Following recent amendments to the Paycheck Protection Program, after an eight- or twenty-four-week period starting with the disbursement of the loan proceeds, the Company may apply for forgiveness of some or all of the loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest (not applicable to the Company), covered rent, and covered utility payments, in each case incurred by the Company during the eight- or twenty-four-week period following the date of first disbursement. Certain reductions in the Company’s payroll costs or full time equivalent employees (when compared against the applicable measurement period) may reduce the amount of the Loan eligible for forgiveness.
The U.S. Department of the Treasury ("Treasury") and the U.S. Small Business Administration ("SBA") have announced that they will review all Payroll Protection Program loans that equal or exceed $2.0 million. Guidance from Treasury and SBA has been slow to develop and occasionally unclear. At the same time, the Payroll Protection Program has been amended twice with the latest series of amendments significantly altering the timeline associated with the Payroll Protection Program spending and loan forgiveness. While the Company believes that it acted in good faith and has complied with all requirements of the Payroll Protection Program, if Treasury or SBA determined that the Company’s loan application was not made in good faith or that the Company did not otherwise meet the eligibility requirements of the Payroll Protection Program, we may not receive forgiveness of the loan (in whole or in part) and we could be required to return the loan or a portion thereof. Further, there is no guarantee that the Company will receive forgiveness for any amount, and forgiveness will be subject to Company’s submission to its lender of information and documentation as required by SBA and the lender.
A failure to obtain forgiveness of the Payroll Protection Program loan may adversely impact loan covenants under our senior credit facility. In the event that our Payroll Protection Program loan was not forgiven in whole or in part, we may need to seek an amendment to our credit agreement, a waiver from our lender, utilize cash to repay the Payroll Protection Program debt and/or refinance or restructure our outstanding debt. There can be no assurance that we could obtain future amendments or waivers of our credit agreement, or refinance or restructure our debt, in each case on commercially reasonably terms or at all. Our failure to maintain compliance with the covenants under our credit agreement could result in an event of default, subject to applicable notice and cure provisions. Upon the occurrence of an event of default under our credit agreement, our lender could elect to declare all amounts outstanding thereunder to be immediately due and payable, terminate all commitments to extend further credit and cease making further loans. If we were unable to repay all outstanding amounts in full, our lender could exercise various remedies including instituting foreclosure proceedings against our assets pledged to them as collateral to secure that debt.
Substantial doubt has been raised in our ability to continue as going concern as a result of the economic slowdown caused the global COVID 19 pandemic and continued deterioration of business could have an adverse effect.
The global COVID-19 pandemic could continue to have a negative impact on our financial position and results of operations. Negative impacts could include but are not limited to: loss or delayed orders, canceled or paused projects, possible disruption of business as a result of worker illness or mandated shutdowns, our ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital. Any additional deterioration in the business would result in missing minimum EBITDA covenants and possibly leverage ratios associated with covenants contained in our senior credit facility.
Although as of December 31, 2019, we are in compliance with the amended financial covenants contained in our debt agreement with our lender, and have entered into an additional amendment in April 2020, we cannot rely on forecasted future earnings and could continue to see further deterioration in business causing non-compliance.  Management believes the entity will be able to continue to develop new opportunities and will be able to obtain additional debt amendments; however, there is no assurance.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.
We are required by the Securities and Exchange Commission ("SEC")  to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.
Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 due to the existence of two material weaknesses in internal control over financial reporting surrounding the evaluation of significant or unusual transactions and certain controls within the  financial reporting close process. Management realizes that two material weaknesses in our internal controls are serious matters and require thoughtful responses. We developed and implemented a remediation plan to address the identified material weakness as follows: (i) hiring of dedicated staffing, (ii) revision of controls in application of guidance, (iii) shortening the close process, (iv) new revenue process tools and controls and (v) and expanding on mitigating controls.
Although we believe that these efforts have strengthened our internal control over financial reporting and address the concern that gave rise to the material weakness as of December 31, 2019, we cannot be certain that our expanded knowledge and revised internal control procedures will ensure that we maintain adequate internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and The NASDAQ Capital Market (Nasdaq), we could confront an enfocement action from the SEC and/or deslisting from Nasdaq. In either case, such an event could have a material adverse affect on our business. Finally, inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
Our business is largely dependent on sales to the nuclear power industry.  Any significant disruption in this industry would have a material adverse effect upon our revenue and profitability.
In 2019, 90% of our revenue was from customers in the nuclear power industry (91% in 2018). We expect to derive a significant portion of our revenue from customers in the nuclear power industry for the foreseeable future. Market demand for, and our ability to supply nuclear power plant simulators and related products and services is dependent on the continued operation of nuclear power plants globally and, to a lesser extent, on the construction of new nuclear power plants. A wide range of factors affect the continued operation and construction of nuclear power plants, including the political, regulatory and legal environment in which they operate, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, such as the one which occurred at the Fukushima Daiichi nuclear plant in 2011, and general economic conditions. Significant regulatory changes in the U.S. or abroad could materially affect demand for our products, the profitability of our service deliveries to nuclear power industry customers, and the overall efficacy of our current business model.
Our sales to foreign customers expose us to risks associated with operating internationally.
Sales of products and services to end users outside the United States accounted for approximately 16% of the Company’s consolidated revenue in 2019 and 15% of consolidated revenue in 2018. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:
·	export laws and regulations that could erode our profit margins or restrict the export of some or all of our products;
·	compliance with the U.S. Foreign Corrupt Practices Act and similar non-U.S. regulations such as the UK Bribery Act;
·	the burden and cost of compliance with foreign laws, treaties and technical standards generally, as well as responding to changes in those requirements;
·	contract award and funding delays;
·	potential restrictions on transfers of funds;
·	potential difficulties in accounts receivable collection;
·	currency fluctuations, including costs and potentially limited availability of viable hedging options;
·	import and export duties and value added or other taxes;
·	transportation and communication delays and interruptions;
·	differences in insurance availability and coverage in some jurisdictions;
·	difficulties involving strategic alliances and managing foreign sales agents or representatives;
·	uncertainties arising from foreign local business practices and cultural considerations; and
·	potential military conflicts and political risks.
·	potential disruption of our international business due to the worldwide COVID-19 virus outbreak.
In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may continue to adversely affect our international customers’ operations, our employees and our employee productivity. It may also continue to impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, resulting in increased costs, and  delays or disruptions in performance. These supply chain effects, and effect of the virus and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins.
While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our  business, we cannot ensure that such measures will be adequate.  During the years ended December 31, 2019 and 2018, we did not have revenues greater than 10% from any individual foreign country.
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
The U.S. nuclear industry has significant customer concentration with a limited number of entities owning all of the 99 nuclear reactors currently operating in the United States. In 2019, we continued to experience high customer concentration with respect to each of our businesses. Indeed, one customer accounted for 27.8% of our total consolidated revenue for the year-ended December 31, 2019. We monitor our customer concentration and seek to diversify our customer base within this concentrated industry. In addition to pursuing diversification strategies and expanding relationships with targeted customers, we mitigate the associated customer concentration risk by developing meaningful relationships with each nuclear power plant, which are often separately responsible for vendor selection and individual procurement decisions.
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
For the years ended December 31, 2019 and 2018, the following customers have provided more than 10% of Nuclear Industry Training and Consulting segment’s revenues:
	Years ended December 31,
	2019	2018
Customer A	46%	48%
Customer B	11%	12%

Hyperspring and Absolute, which together comprise our Nuclear Industry Training and Consulting segment, may lose a significant customer if any existing contract with such customer expires without extension, renewal, or negotiation or if it is terminated by the customer prior to its expiration. A number of Hyperspring’s and Absolute’s contracts typically are subject to expiration during each year, and either company may lose any of these contracts if they are unable to extend, renew, or renegotiate the contracts. The loss of a significant customer would adversely affect our Nuclear Industry Training and Consulting segment’s revenue, results of operations, and cash flows.
For the years ended December 31, 2019 and 2018, the following customer has provided more than 10% of Performance Improvement Solutions segment’s revenues:
	Years ended December 31,
	2019	2018
Customer C	10%	26%
Customer A	13%	2%

Customer A also provided 27.8% and 26.9% of our total consolidated revenue for the years ended December 31, 2019 and 2018, respectively. While the acquisition of DP Engineering increased our product and service offerings, we anticipate that it will further increase the customer concentration in our Performance Improvement Solutions segment.
GSE Performance Solutions, Inc., GSE True North Consulting, LLC, and DP Engineering, which together comprise our Performance Improvement Solutions segment, may lose a significant customer if any existing contract with such customer expires without extension, renewal, or negotiation or if it is terminated by the customer prior to expiration. A majority of the contracts entered into by our Performance Improvement Solutions businesses are able to be terminated by our customer on relatively short notice without cause or further compensation. The loss of any significant customer would adversely affect our Performance Improvement Solutions segment’s revenue, results of operations, and cash flows.
A sustained decline in the price of our common stock or weaker than forecasted operating results could result in write-downs of goodwill and other intangible assets and capitalized software development costs.
In conjunction with business acquisitions, we record goodwill and other intangible assets and review their fair value for impairment annually as of December 31, or on an interim basis if impairment indicators are present, such as a significant reduction in our market capitalization, significant declines in operating performance or disruptions to the business that could reduce our future cash flow. On November 14, 2014, we recorded $5.6 million of goodwill related to our acquisition of Hyperspring. On September 20, 2017, we recorded $2.8 million of goodwill related to our acquisition of Absolute. On May 11, 2018, we recorded $4.7 million of goodwill related to our acquisition of True North, LLC. On February 15, 2019, we recorded $5.8 million of goodwill related the acquisition of DP Engineering. Following the February 23, 2019 event occurring at DP Engineering’s largest customer and subsequent receipt of the Notice of Suspension on February 28, 2019. The Company determined that the notice of suspension was a triggering event necessitating an interim assessment of a potential impairment of definite-lived intangible assets and goodwill. The Company recognized an  impairment charge of  $5.6 million to write down goodwill on DP Engineering at March 31, 2019. We tested our goodwill at the reporting unit level as of December 31, 2019 and 2018, and there was no indication of impairment. We can provide no assurance that we will not have an impairment charge in future periods as the result of changing conditions. See Note 7 to our consolidated financial statements for information regarding our goodwill.

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
Our revenue was $83.0 million and $92.2 million for the years ended December 31, 2019 and 2018, respectively. We had operating loss of $7.4 million and operating income $1.4 million for the years ended December 31, 2019 and 2018, respectively. Our operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of launch or release of new products and enhancements by us and our competitors, and fluctuating global economic conditions. Because our expense levels are based in part on our expectations as to future revenue and includes certain fixed, pre-negotiated, and prepaid costs, we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Because of this lag in response time, such revenue shortfalls likely would have a disproportionate adverse effect on our operating results.
Our backlog is subject to unexpected adjustments and cancellations and may not be a reliable indicator of future revenues or earnings.
Backlog represents products or services that our customers have committed by contract or purchase order to purchase from us and that we have not yet delivered or recognized as revenue. Our backlog as of December 31, 2019 and 2018 was $52.7 million and $70.6 million, respectively. There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Because of project cancellations or changes in project scope and schedule, we cannot predict with certainty whether or when backlog services will be performed, or products delivered.  In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Our poor project performance could increase the cost associated with a project. Thus, delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate the revenues and profits that we actually realize from projects in backlog.  Reductions in our backlog due to cancellation or modification by a customer or for other reasons may adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts and orders included in our backlog.  Many, but not all, of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs and payments, for work performed prior to cancellation including varying percentages of the profits we would have realized had the contract been completed. We usually have no contractual right to payment for all of the lost revenue or lost profits in the event of cancellation of the contracts and orders reflected in our backlog, however. Projects may remain in our backlog for extended periods of time. If we experience significant project terminations, suspensions, or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.
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
We may be required to issue performance, advance payment, and bid bonds to our customers and potential customers as a normal part of our business activities. Our customers may have the ability to draw upon these performance bonds in the event we fail to cure a material breach of the contract within a specified period after receiving notice from the customer regarding the nature of the breach. For the year ended December 31, 2019, we did not issue any advance payment or performance bonds, but we may be required to do so in the future to secure contract awards.
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
We cannot be certain that our software and services do not infringe issued patents, copyrights, trademarks or other intellectual property rights of third parties. We may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of intellectual property rights of third parties by us or our licensees concerning their use of our software products and integration technologies and services. Third parties may bring claims of infringement directly against us, or because our software is integrated with our customers’ networks and business processes, as well as other software applications against us, our customers, and our business partners or software suppliers, if the cause of the alleged infringement cannot easily be determined.
Claims of alleged infringement may have a material adverse effect on our business and may discourage potential customers from doing business with us on acceptable terms, if at all, even if the claims are ultimately adjudicated to have no merit, dismissed, or settled. Defending against claims of infringement may be time-consuming and may result in substantial costs and diversion of resources, including our management’s attention to our business. Furthermore, a party making an infringement claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products or modules.  Claims of intellectual property infringement also might require us to enter costly royalty or license agreements. We may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Our business, operating results and financial condition could be harmed significantly if any of these events were to occur, and the price of our common stock could be adversely affected.  In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. Although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us entirely or at all from, liability that may be imposed under any of the types of claims described above.
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
The existence of some provisions of our certificate of incorporation and bylaws and Delaware law could discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These include provisions:
·	providing that our Board of Directors fixes the number of members of the board and fills all vacancies on the Board of Directors;
·	providing for the division of our Board of Directors into three classes with staggered terms;
·	limiting who may call special meetings of stockholders;
·	prohibiting stockholder action by written consent, thereby requiring stockholder action to be taken at a meeting of the stockholders;
·	establishing advance notice requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings;
·	establishing supermajority vote requirements for certain amendments to our certificate of incorporation and bylaws;
·	limiting the right of stockholders to remove directors; and
·	authorizing the issuance of “blank check” preferred stock, which could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt.
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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19 While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the recent enactment of the CARES Act, the Company is unable to fully quantify the impact, if any, that the CARES Act will have on its financial position, results of operations or cash flows.

ITEM 1B.                          UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The Company is headquartered in Sykesville, Maryland. On November 28, 2017, the Company entered into an office lease agreement to sublease 5,039 rentable square feet of an office building located in Columbia, Maryland. The lease is for an initial six years and six months with two renewal periods of five years each. The Company relocated many of the back-office employees to the new office in the first quarter of 2018 from its Sykesville, Maryland office.
The Company leases a facility in Sykesville, Maryland (37,000 square feet). The lease for this facility expires on June 30, 2023. As of December 31, 2019, the Company subleased approximately 7,472 square feet of the facility with a sublease term ending June 30, 2023. As of December 31, 2019, as part of the Company’s ongoing restructuring plan, management decided to cease-use, and abandoned (21,913 square feet) a portion of this right of use lease.
In addition, the Company leases office space domestically in Huntsville, Alabama; Navarre, Florida; Montrose, Colorado; Fort Worth, Texas, and internationally in Beijing, China. The Company leases these facilities for terms ending between 2020 and 2023. Additionally, as of December 31, 2019, management decided to cease-use, abandoned (9,936 square feet) a portion of the right of use lease in Fort Worth, Texas. See Notes 6 and 18 to our consolidated financial statements for information regarding our restructuring activity and leases.

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

On March 29, 2019, a former employee of Absolute Consulting, Inc., filed a putative class action against Absolute and the Company, Joyce v. Absolute Consulting Inc., case number 1:19 cv 00868 RDB, in the United States District Court for the District of Maryland. The lawsuit alleges that plaintiff was not properly compensated for overtime hours that he worked.  In addition, he alleges that there is a class of employees who were not properly compensated for overtime hours worked. Absolute and the Company waived service and, on May 28, 2019, Absolute filed an answer to the complaint and the Company filed a motion to dismiss asserting that the Company was not the plaintiff’s employer and, therefore, not a proper party to the litigation. The court has granted the Company’s motion to dismiss the Company from the case, and the deadline has now passed for the plaintiff to amend the complaint to allege additional facts supporting reinsertion of the Company as a defendant.  Therefore, only Absolute remains as a defendant. No scheduling order has been issued. Absolute intends to vigorously defend this litigation with the Company’s assistance and support. The Company is unable to conclude that the likelihood of an unfavorable outcome in this matter is remote or probable, but Absolute continues to deny the allegations and defend the case. The Company has asserted an indemnification claim related to this litigation against the sellers of Absolute.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s common stock is listed on the NASDAQ Capital Market, where it trades under the symbol “GVP”.  The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s common stock reported by the Nasdaq Stock Exchange for each full quarterly period within the two most recent fiscal years:
2019
Quarter	High	Low
First	$3.15	$2.40
Second	$2.87	$2.17
Third	$2.31	$1.67
Fourth	$1.84	$1.08

2018
Quarter	High	Low
First	$3.55	$3.10
Second	$3.40	$3.10
Third	$3.80	$2.75
Fourth	$3.50	$2.00

On May 31, 2020, there were 20,389,082 shares of common stock outstanding. As of the latest record date, the Company had 740 holders of record. This number does not include GSE, holder of treasury shares, or beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The Company has never declared or paid a cash dividend on its common stock. The Company currently intends to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future on its common stock.
The Company believes factors such as quarterly fluctuations in results of operations and announcements of new products by the Company or by its competitors may cause the market price of the common stock to fluctuate, perhaps significantly. In addition, in recent years the stock market in general, the shares of technology companies in particular, have experienced extreme price fluctuations. The Company’s common stock has also experienced a relatively low trading volume, making it further susceptible to extreme price fluctuations. Additionally, market and geopolitical unexpected or unpredictable events may cause adverse market price fluctuations of the common stock. These factors may adversely affect the market price of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA.
This information is not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Approximately one week following our acquisition of DP Engineering, an adverse event occurred at one of DP Engineering’s major customer’s location that affected plant operations. In its initial analysis of the causes of that event, the customer identified a prior plant modification by DP Engineering as meriting further analysis. As is customary in the industry, pursuant to an Engineer of Choice agreement, the customer issued DP Engineering a Notice of Suspension while a root cause analysis was completed. We completed our root cause analysis and presented it to the customer on April 25, 2019. Following the initial analysis, the customer had DP Engineering restart all existing work with the Company, however, the customer also informed DP Engineering that it was suspended from bidding new contracts. This incident adversely impacted the relationship between DP Engineering and its customer. As a result, DP Engineering experienced a significant decline in new orders from this customer and was not able or permitted to bid on new work. The Company determined this represented a triggering event requiring an interim assessment for impairment. As a result of the impairment analysis, we recognized impairment charges of $5.6 million on goodwill assets related to the acquisition of DP Engineering during the quarter ended March 31, 2019. On August 6, 2019, as a follow on to the Notice of Suspension, the Company received a Notice of Termination from this customer, notifying the Company that they were terminating their Engineer of Choice consulting service agreement with DP Engineering. Accordingly, DP Engineering is completing work under any open contract orders in accordance with the terms of the respective contract orders and the consulting services agreement, which shall be deemed to remain in effect for purposes only of completing any such Contract Orders. Upon notice of termination from the customer, management has been assessing the impact of this customer loss on DP Engineering and the likelihood of additional impairment that would be recognized against goodwill and intangible assets.
In December 2019, a novel strain of coronavirus, the COVID-19 virus, was reported in Wuhan, China. On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of the COVID-19 virus. On March 11, 2020, the WHO declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. As of the date of this report, both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. As such, the ultimate impact the pandemic will have on the Company’s financial condition, liquidity, and future results of operations is highly uncertain and subject to change. Management is actively monitoring the situation on its financial condition, liquidity, operations, operations, industry, supplies, and workforce. The Company expects that financial results for the fiscal year 2020 will be lower as a result of COVID-19. In response, however, our Absolute Consulting business is providing payroll services for more than 100 individuals deployed for a stand-up hospital in Long Beach, California in support of the state’s COVID-19 efforts.
The Company has applied for, and received, funds under the PPP after the period end in the amount of $10.0 serviced by Citizen’s Bank. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.
Results of Operations.
The following table sets forth the results of operations for the periods presented expressed as a percentage of revenue.
($ in thousands)	Years ended December 31,
	2019	%	2018	%
Revenue	$82,975	100.0%	$92,249	100.0%
Cost of revenue	62,677	75.5%	69,119	74.9%

Gross profit	20,298	24.5%	23,130	25.1%
Operating expenses
Selling, general and administrative	16,169	19.5%	17,469	18.9%
Research and development	710	0.9%	899	1.0%
Restructuring charges	2,478	3.0%	1,269	1.4%
Loss on impairment	5,597	6.7%	-	0.0%
Depreciation	363	0.4%	515	0.6%
Amortization of definite-lived intangible assets	2,400	2.9%	1,612	1.7%
Total operating expenses	27,717	33.4%	21,764	23.6%

Operating (loss) income	(7,419)	-8.9%	1,366	1.5%

Interest expense	(988)	-1.2%	(268)	-0.3%
Loss on derivative instruments	(13)	0.0%	(350)	(0.4%)
Other income (expense), net	2,068	2.5%	29	0.0%

Income (loss) before income taxes	(6,352)	-7.7%	777	0.8%
Provision (benefit) for income taxes	5,733	6.9%	1,131	1.2%

Net loss	$(12,085)	-14.6%	$(354)	(0.4%)

Comparison of the Years Ended December 31, 2019 to December 31, 2018.
Revenue.  Revenue for the year ended December 31, 2019, totaled $83.0 million, which was 10.1% less than the $92.2 million of revenue for the year ended December 31, 2018.  The year over year decrease in revenue was attributable to the  Nuclear Industry Training and Consulting segment:
(in thousands)	Year ended December 31,
	2019	2018
Revenue:
Performance Improvement Solutions	$45,776	$42,954
Nuclear Industry Training and Consulting	37,199	49,295
Total revenue	$82,975	$92,249

Performance Improvement Solutions revenue increased 6.6% from $43.0 million to $45.8 million for the years ended December 31, 2018 and 2019, respectively. The increase in revenue for the year ended December 31, 2019 compared to the prior year was driven primarily by the acquisition of DP Engineering, which contributed $8.2 million of revenue to the segment. This increase was offset by a decline of $6.1 million in revenue from three major nuclear sumulation projects. We recorded total Performance Improvement Solutions orders of $27.4 million and $42.6 million for the years ended December 31, 2019 and 2018, respectively. The decline in new orders is due to a combination of factors including expected new orders being delayed until the following year, the cyclical nature of our industry and business, and the re-establishment of our business development strategy in the first half of the year
For the year ended December 31, 2019, Nuclear Industry Training and Consulting revenue totaled $37.2 million compared to revenue of $49.3 million during the year ended December 31, 2018. The $(12.1) million decrease was largely due to lower customer demand for staffing due to three major staff augmentation projects in 2018 coming to a close in the beginning of 2019 resulting in lower utilization during the year ended December 31, 2019. Nuclear Industry Training and Consulting orders totaled $31.7 million and $45.4 million for the years ended December 31, 2019 and 2018, respectively. The decline in new orders is due to a combination of factors including customer budget cuts and the cyclical nature of our industry and business.
At December 31, 2019, the Company’s backlog was $52.7 million: $37.2 million for the Performance Improvement Solutions segment, $1.7 million of which was attributable to DP Engineering and $15.5 million for the Nuclear Industry Training and Consulting segment. At December 31, 2018, the Company’s backlog was $70.6 million: $49.4 million for the Performance Improvement Solutions segment and $21.2 million for the Nuclear Industry Training and Consulting segment. Nuclear Industry Training and Consulting segment’s backlog decreased by $5.7 million compared to December 31, 2018. The decrease in backlog is primarily due to 2018 backlog that was converted to revenues during 2019 and has only been partially replaced by new orders. Excluding DP Engineering, Performance Improvement Solutions segment’s backlog decreased by $13.9 million, primarily due to 2018 backlog that was converted to revenues during 2019 and has only been partially replaced by new orders.
Gross profit.  Gross profit was $20.3 million, or 24.5%, for the year ended December 31, 2019 compared to $23.1 million, or 25.1%, for the year ended December 31, 2018.
($ in thousands)	Years ended December 31,
	2019	%	2018	%
Gross profit:
Performance Improvement Solutions	$15,231	33.3%	$16,457	38.3%
Nuclear Industry Training and Consulting	5,067	13.6%	6,673	13.5%
Consolidated gross profit	$20,298	24.5%	$23,130	25.1%

As a percentage of revenue, the Performance Improvement Solutions segment’s gross profit decreased from $16.5 million, or 38.3% for the year ended December 31, 2018 to $15.2 million, or 33.3%, for the year ended December 31, 2019. The decrease in gross profit percentage for Performance Improvement Solutions during 2019 was primarily driven by DP Engineering, which decreased Performance Improvement Solutions margin by 3.9%. The lower margin at DP Engineering in 2019 was driven by the adverse event at a significant customer.
For the years ended December 31, 2019 and 2018, the Nuclear Industry Training and Consulting segment had gross margin of 13.6% and 13.5%, respectively.  The minor fluctuations in gross profit percentage for Nuclear Industry Training and Consulting for the periods presented were due to normal changes in the mix of projects with different margins.
Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses totaled $16.2 million and $17.5 million for the years ended December 31, 2019 and 2018, respectively.  Fluctuations in the components of SG&A spending were as follows:
($ in thousands)	Years ended December 31,
	2019	%	2018	%
Selling, general and administrative expenses:
Corporate charges	$12,217	75.6%	$12,826	73.4%
Business development	3,779	23.4%	3,478	19.9%
Facility operation & maintenance (O&M)	1,334	8.3%	866	5.0%
Contingent consideration	(1,200)	(7.4)%	-	0.0%
Bad debt expense	31	0.2%	294	1.7%
Other	8	0.0%	5	0.0%
Total	$16,169	100.0%	$17,469	100.0%
Corporate charges decreased $(0.6) million in 2019 compared to 2018.  The decrease was primarily due to a $2.1 million  reduction in incentive compensation, and $0.1 million reduction in severance expense which was offset by the acquisition of DP Engineering and True North Consulting, which increased Corporate charges by $1.3 million.
Business development charges increased $0.3 million in 2019 compared to 2018. The minor fluctuations for the periods presented were due to the re-establishment of our business development strategy in the first half of 2019.
Facility O&M expenses increased $0.5 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in 2019 was mainly due to the acquisition of DP Engineering in February 2019, which resulted in the lease of additional office space in Fort Worth, Texas, Baton Rouge, Louisiana, and Russellville, Arkansas. At the end of 2019, only a portion of the Fort Worth, Texas office space remained.
As a result of the triggering event occurring at DP Engineering, the Company determined the fair value of the contingent consideration recorded in connection with the acquisition of DP Engineering in February 2019 was zero and recorded the reduction as an offset to selling, general and administrative expenses.
Bad debt expense. We recorded bad debt expense of $31,000 and $0.3 million for the years ended December 31, 2019 and December 31, 2018, respectively.  GSE reserved the bad debt allowance based on historical trends of past due accounts, write-offs, and specific identification and review of customer accounts.
Research and development.  Research and development costs consist primarily of software engineering personnel and other related costs.  Research and development costs, net of capitalized software, totaled $0.7 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively.
Restructuring charges.  Restructuring charges totaled $2.5 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively. On December 27, 2017, the Board of GSE approved an international restructuring plan to streamline and optimize the Company’s global operations. Under the restructuring plan, we expect a total international restructuring charge of $2.2 million, excluding any tax impacts and cumulative translation adjustments. We recorded a severance expense of $0.4 million, lease termination fee of $0.7 million and other costs of $0.2 million for the year December 31, 2018. In the twelve months ending December 31, 2019, we recorded $0.1 million relating to international restructuring. We expect to record the remaining restructuring charges in our 2020 Statement of Operations, along with the impact of amounts previously recorded as cumulative translation adjustments in accumulated comprehensive income and certain other tax impacts. The increase in our 2019 restructuring plan charges resulted, inpart from the work suspension of DP Engineering’s largest customer. We recorded $1.6 million in lease abandonment and  termination fees, and $0.7 million related to employee termination benefits.
Loss on impairment. Loss on impairment totaled $5.6 million for the year ended December 31, 2019. There was zero loss on impairment for the year ended December 31, 2018. The increase is due to the $5.6 million impairment charge on the goodwill related to the acquisition of DP Engineering. See Note 7 for additional information regarding the impairment.
Depreciation. Depreciation expense totaled $0.4 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively. The decrease was primarily due to the continued depreciation of our assets above the capital expenditures replacing them.
Amortization of definite-lived intangible assets.  Amortization expense related to definite-lived intangible assets totaled $2.4 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively.  The increase in amortization expense was primarily due to the amortization expense of $0.7 million related to assets held by DP Engineering.
Interest expense.  Interest (expense) income net, totaled $(1.0) million for the year ended December 31, 2019. Interest (expense) income totaled $(0.3) million for year ended December 31, 2018. Through the Company’s term loan facility with Citizen’s Bank, a five-year term loan of $14.3 million in February 2019 was issued to finance the acquisition of DP Engineering, and has recorded interest expense of $1.0 million related to the DP Engineering and True North term loans for the year ended December 31, 2019.
Loss on derivative instruments. The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables. The Company had not designated the contracts as hedges and recognized a gain on the change in the estimated fair value of the contracts of $6,000 for the year ended December 31, 2019, and a loss of $(0.2) million for the year ended December 31, 2018.
The foreign currency denominated trade receivables, unbilled receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into the functional currency using the current exchange rate at the end of the period.  The gain or loss resulting from such remeasurement is also included in gain (loss) on derivative instruments net in the consolidated statements of operations. For the years ended December 31, 2019 and 2018, the Company incurred gain of $38,000 and loss of $(0.1) million, respectively, from the remeasurement of such assets and liabilities.
Other income (expense), net.  The Company recognized $2.1 million and $29,000 of other income, net for the years ended December 31, 2019 and 2018, respectively. The Company entered into a settlement agreement pursuant to which the sellers of DP Engineering agreed to release the full escrow account balance to the Company and pay additional funds, in the total amount of $2.0 million. The Company received these funds on December 31, 2019.
Provision for Income Taxes.  The Company files tax returns in the United States federal jurisdiction and in several state and foreign jurisdictions. Because of the net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations for tax years 2000, and forward, and is subject to foreign tax examinations by tax authorities for the years 2014 and forward. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.
The Company’s tax expense (benefit) in 2019 was $5.7 million, representing an annual effective tax rate of (90.3)%, and consisted of $0.4 million of current tax provision and $5.3 million of deferred taxes. The Company’s tax expense in 2018 was $1.1 million, representing an annual effective rate of 145.6% and consisted of $0.5 million of current tax provision and $0.6 million of deferred taxes.
The significant change of $4.7 million in deferred tax expense (benefits) was primarily driven the recognition of $6.8 million of valuation allowance against the deferred tax assets related to the U.S. and foreign entities which was partially offset by the generation of a deferred tax asset related to the goodwill impairment in the U.S. entities. See Note 15 for additional information.
The difference between the effective rate and statutory rate primarily resulted from the recognition of a valuation allowance, permanent differences, accruals related to uncertain tax positions for certain foreign tax contingencies and revenue recognition, and return to provision true-ups. See Note 15 for additional information.
Coronavirus Aid, Relief and Economic Security Act (“CARES”)
On March 27, 2020, the United States government enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the recent enactment of the CARES Act, the Company is unable to fully quantify the impact, if any, that the CARES Act will have on its financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates.
In preparing the Company’s consolidated financial statements, management makes several estimates and assumptions that affect the Company’s reported amounts of assets, liabilities, revenues and expenses.  Those accounting estimates that have the most significant impact on the Company’s operating results and place the most significant demands on management’s judgment are discussed below.  For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates may require adjustment. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted.
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
Revenue from the sale of perpetual standalone and term software licenses, which do not require significant modification or customization, is recognized upon its delivery to the customer. Revenue from the sale of cloud based subscription applications is recognized ratably over the subscription period following delivery to the customer. Delivery is considered to have occurred when the customer receives access to the software or the cloud based application.
A software license sale contract with multiple performance obligations typically includes the following elements: license, installation and training services and PCS. The total transaction price of a software license sale contract is typically fixed, and is allocated to the identified performance obligations based on their relative standalone selling prices. Revenue is recognized as the performance obligations are satisfied. Specifically, license revenue is recognized when the software license is delivered to the customer; installation and training revenue is recognized when the installation and training is completed without regard to a detailed evaluation of the point in time criteria due to the short-term nature of the installation and training services (one to two days on average); and PCS revenue is recognized ratably over the service period, as PCS is deemed as a stand-ready obligation.
The contracts within the training and consulting services revenue stream are either time and materials (T&M) based or fixed-price based. Under a typical T&M contract, the Company is compensated based on the number of hours of approved time provided by workers and the bill rates which are fixed per type of work, as well as approved expenses incurred. The customers are billed on a regular basis, such as weekly, biweekly or monthly. In accordance with Accounting Standards Codification (ASC) 606-10-55-18, we elected to apply the “right to invoice” practical expedient, under which we recognize revenue in the amount to which we have the right to invoice. The invoice amount represents the number of hours of approved time worked by each worker multiplied by the bill rate for the type of work, as well as approved expenses incurred. Under a typical fixed-price contract, we recognize the revenue on a Percentage of Completion basis as it relates to GSE Construction Contracts with revenue recognized based on project delivery over time. Revenue from the sale of short-term contracts with a delivery period of one month or less is recognized in the month completed.

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
If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step impairment test is required. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.
At December 31, 2019, we performed a quantitative step 1 analysis and have concluded that the estimated fair values of each of our reporting units as of December 31, 2019, exceeded their respective carrying values. At December 31, 2018, we performed a qualitative step 0 goodwill impairment test and concluded that the fair values of each of our reporting units exceeded their respective carrying values.
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
Capitalization of Computer Software Development Costs.  In accordance with U.S. GAAP, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers.  Once the product is available to be sold, the Company amortizes the costs, on a straight line method, over the estimated useful life of the product, which is typically three years.  As of December 31, 2019 and 2018, the Company has net capitalized software development costs of $0.6 million. On an annual basis, and more frequently as conditions indicate, the Company assesses the recovery of the unamortized software development costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs, the Company will write-down the investment to its estimated fair value based on future discounted cash flows.  The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations.  Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on the Company’s consolidated balance sheets.
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
Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.  Management makes a regular assessment of the realizability of the Company’s deferred tax assets.  In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. At December 31, 2019, the Company’s largest deferred tax asset was $5.3 million of net operating losses, excluding the impact of uncertain tax positions. It primarily relates to a U.S. net operating loss carryforward of $4.7 million; $4.6 million of the net operating loss carryforward expires in various amounts between 2023 and 2037; $0.1 million of the net operating loss carryforward is an indefinite lived deferred tax asset. The Company does not believe that it is more likely than not that it will be able to realize its deferred tax assets for its U.S. and foreign deferred tax assets at December 31, 2019, therefore, we have established a $7.6 million valuation allowance for our net deferred tax assets.

Liquidity and Capital Resources.
As of December 31, 2019, GSE had cash and cash equivalents of $11.7 million compared to $12.1 million at December 31, 2018.
Cash provided by (used in) operating activities.  For the years ended December 31, 2019 and 2018, net cash (used in) provided by operating activities totaled $4.0 million and $(3.5) million, respectively.  The year over year increase in cash provided by operating activities was largely driven by:
●
A $12.3 million increase in net inflows from changes in net working capital primarily due to significantly increased billing in 2019 and a lower accounts receivable balance as of December 31, 2019 compared to prior year.

●	A $0.3 million increase in operating expenses (excluding non-cash operating expenses) mainly driven by higher administrative cost due to recent acquisitions.
●	The increase was partially offset by a $2.8 million decrease in gross profit, primarily driven by decreased gross margin from DP Engineering and decreased revenues from the NITC business segment.
Net cash used in investing activities. For the year ended December 31, 2019, net cash used in investing activities was $14.1 million compared to net cash of $10.6 million used in investing activities in the prior year. The increase in cash outflow in 2019 was primarily due to the acquisition of DP Engineering, which resulted in a cash outflow of $13.5 million, compared to the net cash outflow of $9.6 million was primarily due to acquisition of  True North in fiscal year 2018.
Net cash provided by (used in) financing activities.  For the years ended December 31, 2019 and 2018, net cash provided by (used in) financing activities totaled $9.7 million and $6.5 million, respectively. The increase in the cash provided from financing activities in 2019 is largely driven by the proceeds from issuance of a term loan of $14.3 million, net of discount and issuance costs, a decrease of $0.1 million in the Company’s withholding RSUs in order to pay employees’ payroll withholding taxes on vested RSUs, partially offset by a $4.3  million due to repayment of long-term debt.
Debt
Citizen’s Bank
The Company entered into a three-year, $5.0 million revolving line of credit facility (RLOC) with Citizen’s Bank on December 29, 2016, to fund general working capital needs, including acquisitions. The Company is not required to maintain a restricted cash collateral account at Citizen’s Bank for outstanding letters of credit and working capital advances. The credit facility agreement is subject to standard financial covenants and reporting requirements.
On May 11, 2018, the Company entered into an Amended and Restated Credit and Security Agreement (the Credit Agreement) with the Bank, amending and restating the Company’s existing Credit and Security Agreement with the Bank, which included a $5.0 million asset-based revolving credit facility between the Company and the Bank, to now include (a) a $5.0 million revolving credit facility not subject to a borrowing base, including a letter of credit sub-facility, and (b) a $25.0 million delayed draw term loan facility available to be drawn upon for up to 18 months and to finance certain permitted acquisitions by the Company. The credit facilities mature in five years and bear interest at LIBOR plus a margin that varies depending on the overall leverage ratio of the Company and its subsidiaries. Revolving loans are interest-only with principal due at maturity, while term loans require monthly payments of principal and interest based on an amortization schedule. The Company drew down $10.3 million on the delayed draw term loan facility for the acquisition of True North, of which $0.5 million was repaid to the bank on the same day.
Attendant to the Company’s acquisition of DP Engineering, the Company and the Bank entered into a Third Amendment and Reaffirmation Agreement and a Fourth Amendment and Reaffirmation Agreement on February 15, 2019 and March 20, 2019, respectively. On June 28, 2019, the Company and the Bank entered into a Fifth Amendment and Reaffirmation Agreement, which changed the fixed charge coverage ratio from 1.25, to four different ratios ranging from 1.05 to 1.25 among different time periods and changed the leverage ratio to: (i) 2.75 to 1.00 for the periods ending on June 30, 2019, September 30, 2019, December 31, 2019 and March 31, 2020; (ii) 2.50 to 1.00 for the periods ending June 30, 2020 and September 30, 2020; (iii) 2.25 to 1.00 for the periods ending December 31st, March 31st, June 30th and September 30th thereafter. The Company drew down $14.3 on the delayed draw term loan facility million to finance the acquisition of DP Engineering.
On January 8, 2020, the Company entered into an Sixth Amendment and Reaffirmation Agreement. The amendments contained therein relaxed the fixed charge coverage ratio and leverage ratio, as well as delayed testing of both financial covenants, but added a covenant requiring that the Company maintain a consolidated, Adjusted EBITDA target of $4.25 million to be tested as of December 31, 2019, March 31, 2020, and June 30, 2020. Further, the Company agreed to maintain a minimum USA Liquidity of at least $5.0 million in the aggregate, to be tested bi-weekly as of the fifteenth (15th) and the last day of each month beginning on December 31, 2019 and thereafter until June 30, 2020. In addition to the revised covenants, GSE was required to pay a $20,000 bank fee and additional principal payments as follows: January 6, 2020 of $3.0 million, March 31, 2020 of $1.0 million, and June 30, 2020 of $1.0 million.

On April 17, 2020, the Company entered into a Seventh Amendment and Reaffirmation Agreement. The Company shall maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, to be tested quarterly as of the last day of each quarter beginning with the quarter ending June 30, 2021, on rolling four-quarter basis. The Company shall not exceed a maximum leverage ratio, to be tested quarterly as of the last day of each quarter beginning with the quarter ending September 30, 2020, on a rolling four-quarter basis as follows:  (i)  3.00 to 1.00 for the period ending on September 30, 2020, (ii) 2.50 to 1.00 for the period ending on December 31, 2020, and (iii) 2.25 to 1.00 for the period ending on March 31, 2021 and for the periods ending on each December 31, March 31, June 30 and September 30 thereafter.  In addition to the revised covenants, GSE was required to pay a $50,000 bank fee and additional principal payments as follows: April 17, 2020 $0.75 million, and June 30, 2020 $0.5 million. The Company has the option to refinance the term loan facility if certain requirements are met, including meeting certain covenant thresholds.

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
At December 31, 2019, there were no outstanding borrowings under the RLOC and four letters of credit totaling $1.2 million were outstanding. The amount available at December 31, 2019, after consideration of the borrowing base, letters of credit and working capital advances was approximately $3.8 million. At December 31, 2018, there were no outstanding borrowings on the RLOC and 5 letters of credit totaling $2.3 million.  See Note 13 for additional information.
Going Concern Consideration
We are in compliance with the amended financial covenants contained in our debt agreement with Citizen’s Bank at December 31, 2019 and in April 2020 entered into an amendment, which removes certain covenants through March 31, 2021.

We are experiencing, as a result of the COVID-19 pandemic a negative impact on our financial position and results of operations. We have, and are likely to continue to experience loss or delayed orders, disruption of business as a result of worker illness or mandated shutdowns, and this could impact our ability to maintain compliance with loan covenants, our ability to  refinance existing indebtedness, and access to new capital. As part of our certification for the PPP we indicated without these funds, the risk of employee terminations, layoffs and other drastic cost reductions exists. While the PPP funds will provide sufficient liquidity for the Company these funds will not prevent us from potentially not meeting the minimum EBITDA covenants and potentially not meeting the leverage ratio covenants in the future. Including the proceeds from our PPP loan, we believe we have sufficient cash to meet our operating requirement needs for at least the next twelve months, however since some of our loan covenants are related to operating performance, and our operating performance is being significantly impacted by COVID-19 we believe it is probable that we will not meet our debt covenants requirement during all of 2020. If our debt becomes due and payable as a result of a covenant violation, it calls into question our ability to continue as a going concern.

Liquidity
At December 31, 2019, the Company’s cash and cash equivalents totaled $11.7 million.
As discussed above, the Company has a $5.0 million RLOC with Citizen’s Bank to fund general working capital needs, including acquisitions. At December 31, 2019, the amount available under this RLOC, after consideration of the borrowing base, letters of credit and working capital advances was approximately $3.8 million. This credit facility provides the Company with additional flexibility to pursue its strategic initiatives and continue to expand the business.
On January 6, 2020, the Company entered into an Sixth Amendment and Reaffirmation Agreement. In addition to the revised covenants, GSE was required to pay a $20,000 bank fee and additional principal payments as follows: January 6, 2020 of $3.0 million, March 31, 2020 of $1.0 million, and June 30, 2020 of $1.0 million.

On April 10, 2020, the Company entered into the Seventh Amendment and Reaffirmation Agreement. In addition to the revised covenants, GSE was required to pay a $50,000 bank fee and additional principal payments as follows:  April 10, 2020 of $0.75 million, and June 30, 2020 of $0.5 million.

The Company entered 2020 with $52.7 million of backlog; $44.3 million of which is expected to convert to revenue in 2020.  The Company anticipates that its normal operations will generate sufficient liquidity and working capital to fund its consolidated operations during the next twelve months without additional financing. However, any additional deterioration in the business would result in non-compliance with bank covenants.
The Company has applied for, and received, funds under the PPP after the period end in the amount of $10.0 million serviced by Citizen’s Bank. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.
Foreign Exchange.
A portion of the Company’s international sales revenue has been and may be received in a currency other than the currency in which the expenses relating to such revenue are paid. Accordingly, the Company periodically enters into forward foreign exchange contracts to manage the market risks associated with the fluctuations in foreign currency exchange rates. As of December 31, 2019, the Company did not hold a position in forward foreign exchange contracts.
Off-balance Sheet Obligations.
The Company has no off-balance sheet obligations as of December 31, 2019, except for its operating lease commitments and outstanding letters of credit and surety bonds.
Other Matters.
Management believes inflation has not had a material impact on the Company’s operations.

EBITDA and Adjusted EBITDA Reconciliation (in thousands)
References to “EBITDA” mean net (loss) income, before taking into account interest expense (income), provision for income taxes, depreciation and amortization. References to Adjusted EBITDA exclude the impact of loss on impairment, gain from the change in fair value of contingent consideration, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments, acquisition-related expense, acquisition-related legal settlement and bad debt expense due to customer bankruptcy. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other GAAP measures, are useful to investors to evaluate the Company’s results because it excludes certain items that are not directly related to the Company’s core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation G follows:

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net loss	$(6,603)	$679	$(12,085)	$(354)
Interest expense (income), net	176	115	988	268
Provision (benefit) for income taxes	6,607	1,007	5,733	1,131
Depreciation and amortization	986	776	3,129	2,634
EBITDA	1,166	2,577	(2,235)	3,679
Loss on impairment	133	-	5,597	-
Change in fair value of contingent consideration	-	-	(1,200)	-
Restructuring charges	1,736	92	2,478	1,269
Stock-based compensation expense	270	(9)	1,420	1,526
Impact of the change in fair value of derivative instruments	(56)	44	13	350
Acquisition-related expense	-	49	744	540
Acquisition-related legal settlement	(2,025)	-	(2,025)	-
Bad debt expense due to customer bankruptcy	-	20	-	85
Adjusted EBITDA	$1,224	$2,773	$4,792	$7,449

Adjusted Net Income and Adjusted EPS Reconciliation (in thousands, except per share amounts)

References to Adjusted net income exclude the impact of gain from the change in fair value of contingent consideration, loss on impairment, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments, acquisition-related expense, acquisition-related legal settlement, amortization of intangible assets related to acquisitions, bad debt expense due to customer bankruptcy, release of valuation allowance, and income tax expense impact of adjustments. Adjusted Net Income and adjusted earnings per share (adjusted EPS) are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes adjusted net income and adjusted EPS, in addition to other GAAP measures, are useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period.  These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP adjusted net income and adjusted EPS to GAAP net income, the most directly comparable GAAP financial measure, is as follows:
	Three Months ended		Twelve Months ended
	December 31,		December 31,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	audited	audited
Net loss	$(6,603)	$679	$(12,085)	$(354)
Change in fair value of contingent consideration	-	-	(1,200)	-
Loss on impairment	133	-	5,597	-
Restructuring charges	1,736	92	2,478	1,269
Stock-based compensation expense	270	(9)	1,420	1,526
Impact of the change in fair value of derivative instruments	(56)	44	13	350
Acquisition-related expense	-	49	744	540
Acquisition-related legal settlement	(2,025)	-	(2,025)	-
Amortization of intangible assets related to acquisitions	595	518	2,400	1,612
Bad debt expense due to customer bankruptcy	-	20	-	85
Release of valuation allowance	6,820	(339)	6,820	(339)
Income tax expense impact of adjustments	5,138	(627)	3,851	(8,251)
Adjusted net (loss) income	$6,008	$427	$8,013	$(3,562)

Diluted earnings (loss) per common share	$(0.32)	$0.03	$(0.60)	$(0.02)

Adjusted earnings (loss) per common share – Diluted	$0.29	$0.02	$0.39	$(0.18)

Weighted average shares outstanding – Diluted	20,560,399	20,100,489	20,376,255	19,704,999

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required of a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
GSE Systems, Inc.
Sykesville, Maryland
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GSE Systems, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital as of December 31, 2019. In addition, the risk of future covenant defaults under the Company’s credit agreement raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2014.
McLean, Virginia
June 11, 2020

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
ASSETS	2019	2018

ASSETS
Cash and cash equivalents	$11,691	$12,123
Contract receivables, net	17,207	21,077
Prepaid expenses and other current assets	1,880	1,800
Total current assets	30,778	35,000

Equipment, software and leasehold improvements	5,523	5,293
Accumulated depreciation	(4,584)	(4,228)
Equipment, software and leasehold improvements, net	939	1,065

Software development costs, net	641	615
Goodwill	13,339	13,170
Intangible assets, net	10,479	6,080
Deferred tax assets	57	5,461
Operating lease - right of use assets, net	2,215	-
Other assets	61	49
Total assets	$58,509	$61,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of debt issuance costs and original issue discount	$18,481	$1,902
Accounts payable	1,097	1,307
Accrued expenses	1,871	2,646
Accrued compensation	1,876	3,649
Billings in excess of revenue earned	7,613	10,609
Accrued warranty	921	981
Income taxes payable	1,341	1,176
Other current liabilities	1,234	60
Total current liabilities	34,434	22,330

Long-term debt, less current portion, net of debt issuance costs and original issue discount	-	6,610
Operating lease liabilities	3,000	-
Other liabilities	956	1,371
Total liabilities	38,390	30,311

Commitments and contingencies

Stockholders' equity:
Preferred stock $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 21,838,963 shares issued, 20,240,052 shares outstanding as of December 31, 2019; 60,000,000 shares authorized, 21,485,445 shares issued, 19,886,534 shares outstanding as of December 31, 2018	218	214
Additional paid-in capital	79,400	78,118
Accumulated deficit	(54,654)	(42,569)
Accumulated other comprehensive loss	(1,846)	(1,635)
Treasury stock at cost, 1,598,911 shares	(2,999)	(2,999)
Total stockholders' equity	20,119	31,129
Total liabilities and stockholders' equity	$58,509	$61,440

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2019	2018

Revenue	$82,975	$92,249
Cost of revenue	62,677	69,119
Gross profit	20,298	23,130

Operating expenses
Selling, general and administrative	16,169	17,469
Research and development	710	899
Restructuring charges	2,478	1,269
Loss on impairment	5,597	-
Depreciation	363	515
Amortization of definite-lived intangible assets	2,400	1,612
Total operating expenses	27,717	21,764

Operating (loss) income	(7,419)	1,366

Interest expense	(988)	(268)
Loss on derivative instruments	(13)	(350)
Other income (expense), net	2,068	29

Income (loss) before income taxes	(6,352)	777

Provision (benefit) for income taxes	5,733	1,131

Net loss	$(12,085)	$(354)

Basic loss per common share	$(0.60)	$(0.02)

Diluted loss per common share	$(0.60)	$(0.02)

Weighted average shares outstanding - Basic	20,062,021	19,704,999

Weighted average shares outstanding - Diluted	20,062,021	19,704,999

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years ended December 31,
	2019	2018

Net loss	$(12,085)	$(354)

Foreign currency translation adjustment	(211)	(164)

Comprehensive loss	$(12,296)	$(518)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, January 1, 2018	21,024	$210	$76,802	$(42,870)	$(1,471)	(1,599)	$(2,999)	$29,672

Cumulative effect of adopting ASC 606	-	-	-	655	-	-	-	655
Stock-based compensation expense	-	-	1,668	-	-	-	-	1,668
Common stock issued for options exercised	220	2	134	-	-	-	-	136
Common stock issued for RSUs vested	241	2	(2)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(484)	-	-	-	-	(484)
Foreign currency translation adjustment	-	-	-	-	(164)	-	-	(164)
Net loss	-	-	-	(354)	-	-	-	(354)
Balance, December 31, 2018	21,485	$214	$78,118	$(42,569)	$(1,635)	(1,599)	$(2,999)	$31,129

Stock-based compensation expense	-	-	1,513	-	-	-	-	1,513
Common stock issued for options exercised	9	1	-	-	-	-	-	1
Common stock issued for RSUs vested	345	3	(3)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(228)	-	-	-	-	(228)
Foreign currency translation adjustment	-	-	-	-	(211)	-	-	(211)
Net loss	-	-	-	(12,085)	-	-	-	(12,085)
Balance, December 31, 2019	21,839	$218	$79,400	$(54,654)	$(1,846)	(1,599)	$(2,999)	$20,119

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,085)	$(354)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of long-lived assets to be disposed of	5,597	-
Depreciation	363	515
Amortization of definite-lived intangible assets	2,400	1,612
Amortization of capitalized software development costs	366	507
Change in fair value of contingent consideration	(1,200)	-
Stock-based compensation expense	1,420	1,526
Bad debt expense	31	294
Loss on derivative instruments, net	13	350
Deferred income taxes	5,349	644
(Gain) on sale of equipment, software, and leasehold improvements	(66)	-
Changes in assets and liabilities:
Contract receivables, net	6,754	(5,656)
Prepaid expenses and other assets	532	856
Accounts payable, accrued compensation and accrued expenses	(3,458)	(838)
Billings in excess of revenue earned	(3,051)	(2,984)
Accrued warranty	(294)	(322)
Other liabilities	1,333	367
Net cash provided by (used in) operating activities	4,004	(3,483)

Cash flows from investing activities:
Capital expenditures	(131)	(513)
Proceeds from sale of assets	13	-
Capitalized software development costs	(392)	(432)
Acquisition of True North Consulting, net of cash acquired	-	(9,609)
Acquisition of DP Engineering, net of cash acquired	(13,542)	-
Net cash used in investing activities	(14,052)	(10,554)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs and original issue discount	14,263	10,154
Repayment of long-term debt	(4,294)	(1,642)
Proceeds from issuance of common stock on the exercise of stock options	1	136
Shares withheld to pay taxes on stock based compensation	(228)	(484)
Contingent consideration payments to former Hyperspring, LLC owners	-	(1,701)
Net cash provided by financing activities	9,742	6,463

Effect of exchange rate changes on cash	(126)	(374)
Net decrease in cash and cash equivalents	(432)	(7,948)
Cash, cash equivalents and restricted cash at beginning of year	12,123	20,071
Cash, cash equivalents and restricted cash at end of year	$11,691	$12,123

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

1.  Summary of Significant Accounting Policies

Principles of consolidation

GSE Systems, Inc. is a leading provider of professional and technical engineering, staffing services, and simulation software to clients in the power and process industries. References in this report to “GSE,” the “Company,” “we” and “our” are to GSE Systems and its subsidiaries, collectively. All intercompany balances and transactions have been eliminated in consolidation.

Accounting estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, including, but not limited to those related to revenue recognition on long-term contracts, allowance for doubtful accounts, product warranties, valuation of goodwill and intangible assets acquired, impairment of long-lived assets, valuation of contingent consideration issued in business acquisitions, valuation of stock based compensation awards and the recoverability of deferred tax assets. Actual results could differ from these estimates.

Business combinations
Business combinations are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), ASC 805, Business Combinations, using the acquisition method. Under the acquisition method, the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree are recognized at fair value on the acquisition date, which is the date on which control is transferred to the Company. Any excess purchase price is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred.
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
Revenue from the sale of perpetual standalone and term software licenses, which do not require significant modification or customization, is recognized upon its delivery to the customer. Revenue from the sale of cloud based subscription applications is recognized ratably over the subscription period following delivery to the customer. Delivery is considered to have occurred when the customer receives access to the software or the cloud based application.
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
The contracts within the training and consulting services revenue stream are either time and materials (T&M) based or fixed-price based. Under a typical T&M contract, the Company is compensated based on the number of hours of approved time provided by temporary workers and the bill rates which are fixed by type of work, as well as approved expenses incurred. The customers are billed on a regular basis, such as weekly, biweekly or monthly. In accordance with ASC 606-10-55-18, Revenue from contracts with customers, we elected to apply the “right to invoice” practical expedient, under which we recognize revenue in the amount to which we have the right to invoice. The invoice amount represents the number of hours of approved time worked by each temporary worker multiplied by the bill rate for the type of work, as well as approved expenses incurred. Under a typical fixed-price contract, we recognize the revenue on a Percentage of Completion basis as it relates to GSE Construction Contracts with revenue recognized based on project delivery over time. Revenue from the sale of short-term contracts with a delivery period of one month or less is recognized in the month completed.

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

Development expenditures

Development expenditures incurred to meet customer specifications under contracts are charged to contract costs. Company sponsored development expenditures are either charged to operations as incurred and are included in research and development expenses or are capitalized as software development costs. The amounts incurred for Company sponsored development activities relating to the development of new products and services or the improvement of existing products and services, were approximately $1.1 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively. Of this amount, the Company capitalized approximately $0.4 million for the years ended December 31, 2019 and 2018.

Equipment, software and leasehold improvements, net

Equipment and purchased software are recorded at cost and depreciated using the straight-line method with estimated useful lives ranging from three years to ten years. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter, using the straight-line method. Upon sale or retirement, the cost and related depreciation are eliminated from the respective accounts and any resulting gain or loss is included in operations. Maintenance and repairs are charged to expense as incurred.

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
Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company reviews goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with Accounting Standards Update (“ASU”) 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The Company tests goodwill at the reporting unit level.
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

On February 15, 2019, we acquired DP Engineering (as described in Note 4) and preliminarily recorded goodwill and identified intangible assets as part of the acquisition. On February 23, 2019, an unexpected event occurred at one of DP Engineering’s significant customers and all pending work for that customer was suspended pending a root cause analysis on February 28, 2019. On May 10, 2019, the Company determined that a material impairment had occurred, requiring an assessment for impairment to be completed related to $5.8 million of goodwill recorded in the acquisition. See Note 7.

For the annual goodwill impairment test as of December 31, 2019, the Company performed a quantitative step 1 goodwill impairment analysis and have concluded that the estimated fair values of each of the reporting units exceeded their respective carrying values. No further goodwill impairment was recorded during 2019. At December 31, 2018, we performed a qualitative step 0 goodwill impairment test and concluded that the fair values of each of our reporting units exceeded their respective carrying values.

Foreign currency translation

The United States Dollar (“USD”) is the functional currency of GSE and our subsidiaries operating in the United States. Our subsidiaries’ financial statements are maintained in their functional currencies. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Our foreign subsidiaries’ financial statements are translated into USD using the exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated into USD using the period-end spot foreign exchange rates. Income and expenses are translated at the average exchange rate for the year. Equity accounts are translated at historical exchange rates. The effects of these translation adjustments are cumulative translation adjustments, which are reported as a component of accumulated other comprehensive income (loss) included in the consolidated statements of changes in stockholders’ equity.
For any business transaction that is in a currency different from the entity’s functional currency, we record a gain or loss based on the difference between the exchange rate at the transaction date and the exchange rate at the transaction settlement date (or rate at period end, if unsettled) to foreign currency realized gain (loss) account, net gain (loss) on derivative instruments in the consolidated statements of operations.

Income taxes

Income taxes are provided under the asset and liability method. Under this method, deferred income taxes are determined based on the differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. A provision is made for the Company’s current liability for federal, state and foreign income taxes and the change in the Company’s deferred income tax assets and liabilities.

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

Significant customers and concentration of credit risk

For the year ended December 31, 2019, we have a concentration of revenue from one individual customer, which accounted for 27.8% of our consolidated revenue. For the year ended December 31, 2018, we have a concentration of revenue from two customers, which accounted for 14.3% and 26.9% of our consolidated revenue, respectively. These customers are part of both Performance and NITC segments. No other individual customer accounted for more than 10% of our consolidated revenue in 2019 or 2018.
As of December 31, 2019, we have two customers that accounted for 10.3% and 12.6% of the Company’s consolidated contract receivables. As of December 31, 2018, the Company had one customer that accounted for 16.8% of the Company’s consolidated contract receivables. No other individual customer accounted for more than 10% of our consolidated revenue in 2019 or 2018.

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

Earnings per share

Basic loss per share is computed by dividing our net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. Since we experienced a net loss for all periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the years ended December 31, 2019 and 2018 excludes the impact of potentially dilutive common shares since those shares would have an anti-dilutive effect on loss per share.

The number of common shares and common share equivalents used in the determination of basic and diluted (loss) earnings per share were as follows:

(in thousands, except for per share data)	Years ended December 31,
	2019	2018
Numerator:
Net (loss) income attributed to common stockholders	$(12,085)	$(354)

Denominator:
Weighted-average shares outstanding for basic earnings per share	20,062,021	19,704,999

Effect of dilutive securities:
Employee stock options and warrants	-	-

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	20,062,021	19,704,999

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	314,234	217,152

Conversion of certain outstanding stock options was not assumed for the years ended December 31, 2019 and 2018 because the impact would have been anti-dilutive.

Going Concern Consideration

We are in compliance with the amended financial covenants contained in our debt agreement with Citizen’s Bank at December 31, 2019 and in April 2020 entered into an amendment, which removes certain covenants through March 31, 2021.

We are experiencing, as a result of the COVID-19 pandemic a negative impact on our financial position and results of operations. We have, and are likely to continue to experience loss or delayed orders, disruption of business as a result of worker illness or mandated shutdowns, and this could impact our ability to maintain compliance with loan covenants, our ability to  refinance existing indebtedness, and access to new capital. As part of our certification for the Paycheck Protection Program ("PPP") we indicated without these funds, the risk of employee terminations, layoffs and other drastic cost reductions exists. While the PPP funds will provide sufficient liquidity for the Company these funds will not prevent us from potentially not meeting the minimum EBITDA covenants and potentially not meeting the leverage ratio covenants in the future. Including the proceeds from our PPP loan, we believe we have sufficient cash to meet our operating requirement needs for at least the next twelve months, however since some of our loan covenants are related to operating performance, and our operating performance is being significantly impacted by COVID-19 we believe it is probable we will not meet our debt covenants requirement during all of 2020. If our debt becomes due and payable as a result of a covenant violation, it calls into question our ability to continue as a going concern.

2.  Recent Accounting Pronouncements

Accounting pronouncements recently adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest applicable period presented in the consolidated financial statements, with certain practical expedients available.

The Company adopted the new standard using the modified retrospective approach effective on January 1, 2019. The Company’s adoption included lease codification improvements that were issued by the FASB through June 2019.

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

The most significant impact was the recognition of ROU assets and related lease liabilities for operating leases on the consolidated balance sheets. The Company recognized ROU assets and related lease liabilities of $2.7 million and $3.0 million respectively, related to operating lease commitments, as of January 1, 2019. The operating lease ROU asset represents the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. The new guidance did not have a material impact on the Company’s cash flows or results of operations. See Note 18 of the consolidated financial statements.

Accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which introduces new guidance for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including, but not limited to, trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The new guidance also modifies the impairment model for available-for-sale debt securities and requires the entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. The standard also indicates that entities may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On October 16, 2019 the FASB voted to defer the deadlines for private companies and certain small public companies, including smaller reporting companies, to implement the new accounting standards on credit losses. The new effective date is January 1, 2023. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment.  ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill.  ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019.  We are currently evaluating the potential impact of the adoption of ASU 2017-04 on our consolidated financial statements.

3. Revision and Immaterial Correction of an Error in Previously Issued Financial Statements
During the quarter ended December 31, 2019, we identified errors related to the impairment of intangibles we acquired as part of our acquisition of DP Engineering.  In our March 31, 2019 interim unaudited financial statements we recorded an impairment charge to both our definite-lived intangible assets  (customer relationships) of $3.4 million and goodwill of $2.2 million. Subsequently, we concluded no impairment of the definite-lived intangibles was necessary and the entire impairment amount should have been allocated to goodwill. The revision had no overall impact on the amount of the total impairment but did impact the allocation of impairment between definite-lived intangibles and goodwill. This revision results in additional amortization of the definite-lived intangible asset. In accordance with ASC 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were immaterial to the Company’s prior 2019 interim unaudited financial statements. Since these revisions were not material to any prior period interim financial statements, no amendments to previously filed interim periodic reports are required. Consequently, the Company has adjusted for these errors by revising our historical unaudited financial statements presented herein.  The Company corrected this immaterial error by revising the March 30, 2019, June 30, 2019 and September 30, 2019 unaudited financial statements included herein.
The tables below present the effect of the financial statement adjustments related to the revision discussed above of the Company’s previously reported financial statements as of and for the periods ended March 31, June 30, and September 30, 2019. The cumulative tax effect of the revision is reflected in the twelve months ended December 31, 2019 financial statements. This misstatement had no net impact on the Company’s consolidated statements of cash flows.

The effect of the immaterial correction of an error on our previously filed unaudited consolidated financial statements as of and for the three months ended March 31, 2019 is as follows:

Consolidated balance sheets
(in thousands)
	Three months ended March 31, 2019
	As reported	Adjustment	As revised
Goodwill	$16,709	$(3,370)	$13,339
Intangible assets, net	8,999	3,309	12,308
Total assets	$71,424	$(61)	$71,363

Accumulated deficit	(46,805)	(61)	(46,866)
Total liabilities and stockholders' equity	$71,424	$(61)	$71,363

Consolidated statement of operations
	Three months ended March 31, 2019
	As reported	Adjustment	As revised
Amortization of definite-lived intangible assets	$509	$61	$570
Loss before income taxes	(6,084)	(61)	(6,145)
Net loss	$(4,236)	$(61)	$(4,297)

Basic loss per common share	$(0.21)	$(0.01)	$(0.22)
Diluted loss per common share	$(0.21)	$(0.01)	$(0.22)

Consolidated statement of stockholders' equity
	Three months ended March 31, 2019
	As reported	Adjustment	As revised
Net loss	$(4,236)	$(61)	$(4,297)

The effect of the immaterial correction of an error on our previously filed unaudited consolidated financial statements as of and for the six months ended June 30, 2019 is as follows:

Consolidated balance sheets
(in thousands)
	Six months ended June 30, 2019
	As reported	Adjustment	As revised
Goodwill	$16,709	$(3,370)	$13,339
Intangible assets, net	8,454	3,218	11,672
Total assets	$68,996	$(152)	$68,844

Accumulated deficit	$(46,930)	$(152)	$(47,082)
Total liabilities and stockholders' equity	$68,996	$(152)	$68,844

Consolidated statement of operations
	Six months ended June 30, 2019
	As reported	Adjustment	As revised
Amortization of definite-lived intangible assets	$1,056	$152	$1,208
Loss before income taxes	(5,803)	(152)	(5,955)
Net loss	$(4,361)	$(152)	$(4,513)

Basic loss per common share	$(0.22)	$(0.01)	$(0.23)
Diluted loss per common share	$(0.22)	$(0.01)	$(0.23)

Consolidated statement of stockholders’ equity
	Six months ended June 30, 2019
	As reported	Adjustment	As revised
Net loss	$(4,361)	$(152)	$(4,513)

The effect of the immaterial correction of an error on our previously filed unaudited consolidated financial statements as of and for the nine months ended September 30, 2019 is as follows:

Consolidated balance sheets
(in thousands)
	Nine months ended September 30, 2019
	As reported	Adjustment	As revised
Goodwill	$16,709	$(3,370)	$13,339
Intangible assets, net	7,960	3,116	11,076
Total assets	$63,859	$(254)	$63,605

Accumulated deficit	$(48,050)	$(254)	$(48,304)
Total liabilities and stockholders' equity	$63,859	$(254)	$63,605

Consolidated statement of operations
	Nine months ended September 30, 2019
	As reported	Adjustment	As revised
Amortization of definite-lived intangible assets	$1,550	$254	$1,804
Loss before income taxes	(6,356)	(254)	(6,610)
Net loss	$(5,482)	$(254)	$(5,736)

Basic loss per common share	$(0.27)	$(0.01)	$(0.28)
Diluted loss per common share	$(0.27)	$(0.01)	$(0.28)

Consolidated statement of stockholders' equity
	Nine months ended September 30, 2019
	As reported	Adjustment	As revised
Net loss	$(5,482)	$(254)	$(5,736)

4.  Acquisitions

DP Engineering

On February 15, 2019, the Company through its wholly-owned subsidiary GSE Performance Solutions, Inc. (Performance Solutions), entered into a membership interest purchase agreement (the “DP Engineering Purchase Agreement”) with Steven L. Pellerin, Christopher A. Davenport, and DP Engineering to purchase 100% of the membership interests in DP Engineering for $13.5 million. The acquisition of DP Engineering was completed on an all-cash transaction basis. The acquisition was completed through the draw down of $14.3 million (including transaction costs) of the term loan. During the transaction, GSE incurred and paid $0.7 million of transaction cost. The purchase price was subject to customary pre- and post-closing working capital adjustments, plus an additional earn-out amount not to exceed $5 million, potentially payable in 2020 and 2021 depending on DP Engineering’s satisfaction of certain targets for Adjusted EBITDA in calendar years 2019 and 2020, respectively.  An escrow of approximately $1.7 million was funded at the closing and was released in full to the Company in December 2019 as part of a negotiated settlement of certain Company claims for indemnification pursuant to the DP Engineering Purchase Agreement.
DP Engineering is a provider of value-added technical engineering solutions and consulting services to nuclear power plants with an emphasis on preparation and implementation of design modifications during plant outages.  Located in Fort Worth, Texas, DP Engineering is well-regarded as a leading service provider to the nuclear power industry, having been designated an “engineer of choice” by several of the largest power generation companies.

Based on preliminary forecasted adjusted EBITDA of DP Engineering for the years 2019 and 2020, as of the acquisition date, the estimated fair value of the total earn-out amount was $1.2 million and was recorded as contingent consideration. Subsequent to the acquisition, it was determined that the conditions related to the contingent consideration would not be met and hence $1.2 million was recorded to income in the first quarter of 2019.

The following table summarizes the calculation of adjusted purchase price as of the acquisition date (in thousands):

Base purchase price per agreement	$13,500
Pre closing working capital adjustment	155
Fair value of contingent consideration	1,200
Total purchase price	$14,855

The following table summarizes the consideration paid to acquire DP Engineering and the fair value of the assets acquired and liabilities assumed at the date of the transaction. The following amounts except for cash are all reflected in the consolidated statement of cash flows within the “Acquisition of DP Engineering, net of cash acquired” line caption.
(in thousands)
Total purchase price	$14,855
Purchase price allocation:
Cash	134
Contract receivables	2,934
Prepaid expenses and other current assets	209
Property, and equipment, net	98
Intangible assets	6,798
Other assets	1,806
Accounts payable and accrued expenses	(1,396)
Other liabilities	(1,494)
Total identifiable net assets	9,089
Goodwill	5,766
Net assets acquired	$14,855

The fair value of the assets acquired includes gross trade receivables of $2.9 million, of which the Company has collected in full. GSE did not acquire any other class of receivable as a result of the acquisition of DP Engineering.
The goodwill is primarily attributable to value-added technical engineering solutions and consulting services to nuclear power plants with an emphasis on preparation and implementation of design modification during plant outages, the workforce of the acquired business and the significant synergies expected to arise after the acquisition of DP Engineering. The total amount of goodwill is expected to be tax deductible. All of the $5.8 million of goodwill was assigned to our Performance Improvement Solutions segment.
Approximately one week following our acquisition of DP Engineering, an adverse event occurred at one of DP Engineering’s major customer’s location that affected plant operations. This incident adversely impacted the relationship between DP Engineering and its customer. The Company determined this represented a triggering event requiring an interim assessment for impairment. As a result of the impairment analysis, we recognized an impairment charge of $5.6 million on goodwill related to the acquisition of DP Engineering during the quarter ended March 31, 2019. On August 6, 2019, following the Notice of Suspension, the Company received a Notice of Termination from this customer, notifying the Company that they were terminating their Engineer of Choice consulting service agreement with DP Engineering.  See Note 7 for further analysis on the carrying amount change due to impairment on goodwill and definite-lived intangible assets during the year ended December 31, 2019. As described in Note 3, a revision was made to prior periods regarding the impairment of DP Engineering.

On August 27, 2019, the Company made a demand for indemnification pursuant to the DP Engineering Purchase Agreement and on December 30, 2019, the Company entered into a settlement agreement pursuant to which the sellers agreed to release the full escrow account balance to the Company and pay additional funds, in the total amount of $2.0 million. The Company received these funds on December 31, 2019.

The following table summarizes the fair value of intangible assets acquired at the date of acquisition and the related weighted average amortization period:
Intangible Assets	Weighted average amortization period	Fair Value
	(in years)	(in thousands)
Customer relationships	15	$4,898
Tradename	10	1,172
Non-compete agreements	5	728
Total		$6,798

DP Engineering contributed revenue of $8.2 million to GSE for the period from February 15, 2019 to December 31, 2019.

True North

On May 11, 2018, GSE, through Performance Solutions, entered into a membership interest purchase agreement with Donald R. Horn, Jenny C. Horn, and True North Consulting LLC (the True North Purchase Agreement) to purchase 100% of the membership interests in True North Consulting LLC (True North) for $9.8 million. The purchase price was subject to customary pre- and post-closing working capital adjustments, resulting in total consideration of $9.9 million. The True North Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations. An escrow of $1.5 million was funded from the cash paid to the sellers of True North at the closing and was available to GSE to promote retention of key personnel and satisfy indemnification claims for 18 months after the closing, but no claims were made pursuant to the membership interest purchase agreement and all funds were related to the sellers prior to December 31, 2019. The acquisition of True North was completed on an all-cash transaction basis. In connection with the acquisition, we drew down a $10.3 million term loan to finance the transaction (including the transaction costs). See Note 13 for further information on the loan.
True North is a provider of technical engineering solutions to nuclear and fossil fuel power plants with an emphasis on regulatory-driven ASME code programs. Located in Montrose, Colorado, True North is a well-regarded service provider to leading companies in the power industry. The acquisition of True North has broadened our engineering services offering, expanded our relationships with several of the largest nuclear energy providers in the United States, and has added a highly specialized, complementary talent pool to our employee base.

The following table summarizes the consideration paid to acquire True North and the fair value of the assets acquired and liabilities assumed at the date of the transaction. As of December 31, 2019, the Company had finalized the determination of the fair value allocated to various assets and liabilities.

(in thousands)

Total purchase price	$9,915

Purchase price allocation:
Cash	306
Contract receivables	1,870
Prepaid expenses and other current assets	8
Property, and equipment, net	1
Intangible assets	5,088
Accounts payable, accrued expenses	(1,744)
Accrued compensation	(353)
Total identifiable net assets	5,176
Goodwill	4,739
Net assets acquired	$9,915

The fair value of the assets acquired includes gross trade receivables of $1.9 million, of which the Company has collected in full. GSE did not acquire any other class of receivable as a result of the acquisition of True North.
True North contributed revenue of $8.0 million to GSE for the period from May 11, 2018 to December 31, 2018. For the year ended December 31, 2019, True North contributed revenue of $9.8 million to GSE.
The goodwill is primarily attributable to broader engineering service offering to new and existing customers, the workforce of the acquired business and the significant synergies expected to after since the acquisition of True North. The total amount of goodwill is expected to be tax deductible. All of the $4.7 million of goodwill was assigned to our Performance Improvement Solutions segment.

The Company identified other intangible assets of $5.1 million, including customer contracts and relationships, tradename, non-compete agreements, and alliance agreements, with amortization periods of four years to fifteen years
The following table summarizes the fair value of intangible assets acquired at the date of acquisition and the related weighted average amortization period:

Intangible Assets	Weighted Average Amortization Period	Fair Value
	(in years)	(in thousands)
Customer relationships	15	$3,758
Tradename	10	582
Alliance agreements	5	527
Non-compete agreements	4	221
Total		$5,088

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for GSE, True North and DP Engineering as if the business combinations had occurred on January 1, 2018, in thousands.

	Years ended December 31,
	2019	2018
Revenue	$85,959	$120,373
Net loss	(4,805)	(274)

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

For the year ended December 31, 2019 the Company has incurred $0.7 million of selling, general and administrative costs related to the acquisition of DP Engineering. Due to a triggering event described in Note 7, an impairment test was conducted, which resulted in substantially writing down the estimated fair value of goodwill initially recognized upon the acquisition. These expenses are included in general and administrative expense on GSE's consolidated statements of operations and are reflected in pro forma loss for the year ended December 31, 2019, in the table above.

For the year ended December 31, 2018 the Company incurred $0.5 million of selling, general and administrative costs related to the acquisition of True North. These expenses are included in general and administrative expense on GSE's consolidated statements of operations and are reflected in pro forma loss for the year ended December 31, 2018, in the table above.

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

The following table represents a disaggregation of revenue by type of goods or services for the years ended December 31, 2019 and 2018, along with the reportable segment for each category:
(in thousands)

	Twelve Months Ended December 31,
	2019	2018
Performance Improvement Solutions segment
System Design and Build	$19,574	$25,948
Software	2,883	2,883
Training and Consulting Services	23,320	14,123

Nuclear Industry Training and Consulting segment
Training and Consulting Services	37,199	49,295

Total revenue	$82,976	$92,249

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

The following table reflects the balance of contract liabilities and the revenue recognized in the reporting period that was included in the contract liabilities from contracts with customers:

(in thousands)
	December 31, 2019	December 31, 2018
Billings in excess of revenue earned (BIE)	$7,613	$10,609
Revenue recognized in the period from amounts included in BIE at the beginning of the period	$9,089	11,275

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
For the year ended December 31, 2019, the Company recognized revenue of $2.5 million related to performance obligations satisfied in previous periods.
As of December 31, 2019, the aggregate amount of transaction price allocated to the remaining performance obligations of SDB, software and fixed-price training and consulting services contracts is $28.0 million. The Company will recognize the revenue as the performance obligations are satisfied, which is expected to occur over the next twelve months.
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

6.  Restructuring expenses

International Restructuring
On December 27, 2017, the Board of the Company approved an international restructuring plan to streamline and optimize the Company’s global operations. Beginning in December 2017, GSE has been in the process of consolidating its engineering services and R&D activities to Maryland and ceasing an unprofitable non-core business in the United Kingdom (UK). As a result, the Company closed its offices in Nyköping, Sweden; Chennai, India; and Stockton-on-Tees, UK. These actions are designed to improve Company productivity by eliminating duplicate employee functions, increasing GSE’s focus on its core business, improving efficiency and maintaining the full range of engineering capabilities while reducing costs and organizational complexity.

GSE eliminated approximately 40 positions due to these changes, primarily in Europe and India, and will undertake other cost-savings measures. As a result of these efforts, as shown in the table below, GSE expects to record a restructuring charge of approximately $2.2 million in total, primarily related to workforce reductions, contracts termination costs and asset write-offs due to the exit activities. We recorded a restructuring charge of $1.3 million for the year ended December 31, 2018. In addition to the restructuring costs in the table below, the Company has an estimated $1.3 million of cumulative translation adjustments that will be charged against net income (loss) and an estimated $1.0 million of tax benefits that will be realized upon liquidation of these foreign entities. GSE expects to recognize the remaining restructuring costs, currency translation adjustments and tax benefits in 2020.
For the year ended December 31, 2019, we made payments related to our international restructuring for employee termination benefits and other legal expenses in the amount of $54,000 that had been previously accrued.

DP Engineering Restructuring

During the third quarter of 2019, the Company implemented a restructuring plan as a result of the work suspension of DP Engineering’s largest customer and subsequent notification on August 6, 2019 that the Engineer of Choice contract was being terminated.  Accordingly, the Company took the necessary measures to reduce DP’s workforce by approximately 12 FTE’s and in addition terminated one of its office leases early resulting in one-time costs of $0.3 million being paid in the third quarter.  This reduction in force aligns the workforce to the current level of business going forward.

Lease abandonment

As of December 31, 2019, management decided abandon, a portion of several operating lease right of use lease assets in long idled space in our Sykesville office and in DP Engineering’s Fort Worth office. This was decided as part of on the on-going restructuring plans to right size the organization. Management determined the square footage which would remain in use and took steps to insure the abandoned space was separated from the remaining in use space, end access of all employees to the abandoned sections, and remove any remaining office furniture assets. We applied the abandonment guidance in ASC 360-10-35. We believe “abandonment” means ceasing to use the underlying asset and lacking either the intent or the ability to sublease the underlying asset. Accordingly, lease abandonment restructuring charges incurred relating to the right of use assets for the year ended December 31, 2019 totaled $1.5 million.

The following table shows the abandoned square footage and right of use asset details:

	Sykesville	DP Engineering	Total

Square Ft in use December 1, 2019	36,549	19,871	56,420
Square Ft in use December 31, 2019	14,636	9,936	24,572
Abandoned Square Ft	21,913	9,936	31,849
(in thousands)
Pre-Abandonment ROU Balance	$1,474	$1,291	$2,765
Post-Abandonment Balance	590	646	1,236
Abandonment ROU	884	646	1,529

Collectively, for the year ended December 31, 2019, the Company recorded restructuring charges of approximately $2.5 million, of which $0.3 million related to DP Engineering severance and lease termination, and $1.5 million lease abandonment charges, and $0.5 million related to an executive departure related to the suspension of the Company’s acquisition strategy.

The following table shows the total restructuring costs:

	Total Expected Restructuring Costs	Total 2019 Restructuring Costs
Restructuring Costs
Lease Abandonment	$1,529	$1,529
Lease Abandonment costs	57	57
Lease termination costs	39	39
International Restructuring	106	106
Employee termination benefits	747	747
Total	$2,478	$2,478

7.  Goodwill and Intangible Assets

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
Following the February 23, 2019 event occurring at a DP Engineering customer location and subsequent receipt of the Notice of Suspension on February 28, 2019, the Company concluded that DP Engineering’s relationship with its largest customer has been adversely impacted. The DP Engineering customer contracts and relationships were the major component of the definite-lived intangible assets recognized in connection with the acquisition of DP Engineering. Accordingly, the Company determined that a triggering event had occurred requiring an interim assessment of whether a potential impairment of definite-lived intangible asset impairment test was necessary.
Therefore, the impairment test of the definite-lived intangible assets recognized upon the acquisition of DP Engineering was also conducted according to ASC 350, Intangibles-Goodwill and other.
The interim impairment test was based on the present value of revised cash flow projected for 5 to 15 years. The result of the impairment test concluded no impairment of the definite-lived intangibles was necessary because the undiscounted cash flow of the asset group exceeds the adjusted carrying value. Due to the August 6, 2019 Notice of Termination of the Engineer of Choice agreement with DP Engineering, the Company performed an additional interim impairment test as of September 30, 2019 and determined no further impairment testing is needed.

As described in Note 3, a revision was made to prior periods regarding the impairment of DP Engineering.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangible assets:

(in thousands)	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$11,730	$(4,079)	$7,651
Trade names	2,467	(727)	1,740
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreement	949	(217)	732
Alliance agreement	527	(171)	356
Others	167	(167)	-
Total	$16,744	$(6,265)	$10,479

(in thousands)	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$6,831	$(2,375)	$4,456
Trade names	1,295	(318)	977
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreement	221	(35)	186
Alliance agreement	527	(66)	461
Noncompete agreement	167	(167)	-
Total	$9,945	$(3,865)	$6,080

Amortization expense related to definite-lived intangible assets totaled $2.4 million and 1.6 million for the years ended December 31, 2019 and 2018, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years:

(in thousands)
Years ended December 31:
2020	$2,808
2021	2,143
2022	1,626
2023	1,199
Thereafter	2,703
$10,479

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

On February 15, 2019, we acquired DP Engineering (as described in Note 4) and preliminarily recorded goodwill and identified intangible assets as part of the acquisition. On February 23, 2019, an unexpected event occurred at one of DP Engineering’s significant customers and all pending work for that customer was suspended on February 28, 2019 pending a root cause analysis. While that analysis is now complete, and virtually all of the suspended projects have been restarted, the customer terminated the existing contract on August 6, 2019. The Company determined that the notice of suspension was a triggering event necessitating a goodwill impairment test.

On May 10, 2019, the Company determined that a triggering event had occurred, requiring an assessment for impairment to be completed. The impairment test used an income-based approach with discounted cash flow method, and market-based approach including both guideline public company method and merger and acquisition method.

The impairment test results indicated that the current estimated fair value of goodwill recorded from the acquisition of DP Engineering had declined below its initial estimated fair value at the acquisition date. As a result, the Company recognized an impairment charge of $5.6 million to write down the goodwill on DP Engineering. The Company determined that the impact of the suspension of obtaining new contracts from that customer resulted in a material downward revision to DP Engineering’s revenue and profitability forecasts when compared to the acquisition date valuation. The impairment charge on goodwill was recorded within “Loss on impairment” in our consolidated statements of operations. Due to the August 6, 2019 Notice of Termination of the Engineer of Choice agreement with DP Engineering, the Company performed, under ASC 350 guidance, additional impairment testing as of September 30, 2019 and at this time have determined no further impairment is needed. As described in Note 3, a revision was made to prior periods regarding the impairment of DP Engineering.

For the annual goodwill impairment test as of December 31, 2019, the Company performed a quantitative step 1 goodwill impairment analysis and have concluded that the estimated fair values of each of the reporting units exceeded their respective carrying values. No additional goodwill impairment was recorded at year end 2019.

As of December 31, 2019 and 2018, goodwill of $13.3 million and $13.2 million, respectively, related to the acquisitions of Hyperspring, Absolute, True North Consulting, and DP Engineering. $5.6 million impairment of goodwill was recorded in 2019.

The change in the net carrying amount of goodwill from January 1, 2018 through December 31, 2019 was comprised of the following items:

(in thousands)
	Performance Improvement Solutions	Nuclear Industry Training and Consulting	Total
Net book value at January 1, 2018	$-	$8,431	$8,431

Acquisition	4,739	-	4,739
Dispositions	-	-	-
Goodwill impairment loss	-	-	-

Net book value at December 31, 2018	$4,739	$8,431	$13,170

Acquisition	5,766	-	5,766
Dispositions	-	-	-
Goodwill impairment loss	(5,597)	-	(5,597)

Net book value at December 31, 2019	$4,908	$8,431	$13,339

8.  Contract Receivables

Contract receivables represent the Company’s unconditional rights to considerations due from a broad base of both domestic and international customers. All contract receivables are considered to be collectible within twelve months.

Recoverable costs and accrued profit not billed represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts. The components of contract receivables are as follows:

(in thousands)	December 31,
	2019	2018
Billed receivables	$11,041	$15,998
Unbilled receivables	6,624	5,506
Allowance for doubtful accounts	(458)	(427)
Total contract receivables, net	$17,207	$21,077

Management reviews collectability of receivables periodically and records an allowance for doubtful accounts to reduce our receivables to their net realizable value when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the receivable. The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, and specific identification and review of customer accounts. During the years ended December 31, 2019 and 2018, the Company recorded bad debt expense of $31,000 and $294,000, respectively.
During January 2020, the Company invoiced $3.8 million of the unbilled amounts related to the balance at December 31, 2019.

The activity in the allowance for doubtful accounts is as follows:

(in thousands)	As of and for the
	Years ended December 31,
	2019	2018

Beginning balance	$427	$137
Current year provision	31	294
Current year write-offs	-	-
Currency adjustment	-	(4)
Ending balance	$458	$427

9.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	December 31,
	2019	2018
Inventory	$-	$139
Income tax receivable	237	310
Prepaid expenses	861	556
Other current assets	782	795
Total	$1,880	$1,800

Inventory composed of raw material, is being purchased to support the construction of three major nuclear simulation projects related to a significant contract that was executed during the first quarter of 2016. The construction was completed in the first quarter of 2019. Inventory is recorded at the lower of cost or net realizable value in accordance with ASC 330, Inventory. Cost is determined using specific identification.

Other current assets primarily include value-added tax receivables and cash deposited in a Swedish tax account. Prepaid expenses primarily include prepayment for insurance and other subscription based services.

10.  Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements, net consist of the following:

(in thousands)	December 31,
	2019	2018
Computer and equipment	$2,266	$2,178
Software	1,693	1,682
Leasehold improvements	664	619
Furniture and fixtures	900	814
	5,523	5,293
Accumulated depreciation	(4,584)	(4,228)
Equipment, software and leasehold improvements, net	$939	$1,065

Depreciation expense was $0.4 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively.

11.  Product Warranty

Accrued warranty

For contracts that contain a warranty provision, the Company provides an accrual for estimated future warranty costs based on historical experience and projected claims. The Company’s contracts may contain warranty provisions ranging from one year to five years. The current portion of the accrued warranty is presented separately on the consolidated balance sheets within current liabilities whereas the noncurrent portion is included in other liabilities.

In the final quarter of 2019 management reassessed the warranty percentage used in determining project budgets for warranty projects which were active at the end of 2019 and used in project budgets for non-warranty projects active at the end of 2019. In 2018 and prior periods, the GSE standard warranty was 4% of non-physical material cost of an individual project. Physical material is excluded from this target as the associated vendor typically provides their own warranty. Based on historical warranty costs, trends in actual expenses incurred and discussions with sales managers, it is management’s determination that a 3% warranty provision is a conservative estimate for all warranty costs both for active warranty projects and active non-warranty projects. The adjustment of this change resulted in a $0.2 million decrease in warranty provision.

The activity in the accrued warranty accounts is as follows:

(in thousands)	As of and for the
	years ended December 31,
	2019	2018

Beginning balance	$1,621	$1,953

Current year provision	(133)	(107)

Current year claims	(164)	(215)

Currency adjustment	(1)	(10)

Ending balance	$1,323	$1,621

The current and non-current warranty balance is as follows:

	Years ended December 31,
	2019	2018
Current	$921	$981
Non-current	402	640
Total Warranty	$1,323	$1,621

12.  Fair Value of Financial Instruments

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
The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2019 and 2018 based upon the short-term nature of the assets and liabilities.
As of December 31, 2019, the Company had four standby letters of credit totaling $1.2 million which represent performance bonds on three contracts.

The following table presents assets and liabilities measured at fair value at December 31, 2019:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$434	$-	$-	$434
Foreign exchange contracts	-	49	-	49

Total assets	$434	$49	$-	$483
Liability awards	-	(9)	-	(9)
Interest rate swap contract	-	(160)	-	(160)

Total liabilities	$-	$(169)	$-	$(169)

The following table presents assets and liabilities measured at fair value at December 31, 2018:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$824	$-	$-	$824
Foreign exchange contracts	-	43	-	43

Total assets	$824	$43	$-	$867

Liability awards	$-	$(118)	$-	$(118)
Interest rate swap contract	-	(103)	-	(103)

Total liabilities	$-	$(221)	$-	$(221)

During the years ended December 31, 2019 and 2018, the Company did not have any transfers into or out of Level 3.

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the year ended December 31, 2019:
(in thousands)
Balance, January 1, 2019	$-
Issuance of contingent consideration in connection with acquisitions	1,200
Change in fair value	(1,200)
Balance, December 31, 2019	$-

13.  Debt

Citizen’s Bank

The Company entered into a three-year, $5.0 million revolving line of credit facility (RLOC) with Citizen’s Bank (the “Bank”) on December 29, 2016, to fund general working capital needs, including acquisitions. The Company is not required to maintain a restricted cash collateral account at the Bank for outstanding letters of credit and working capital advances. The credit facility agreement is subject to standard financial covenants and reporting requirements.
On May 11, 2018, the Company entered into an Amended and Restated Credit and Security Agreement (the Credit Agreement) with the Bank, amending and restating the Company’s existing Credit and Security Agreement with the Bank, which included a $5.0 million asset-based revolving credit facility between the Company and the Bank, to now include (a) a $5.0 million revolving credit facility not subject to a borrowing base, including a letter of credit sub-facility, and (b) a $25.0 million delayed-draw term loan facility available to be drawn upon for up to 18 months and to finance certain permitted acquisitions by the Company. The credit facilities mature in five years and bear interest at LIBOR plus a margin that varies depending on the overall leverage ratio of the Company and its subsidiaries. Revolving loans are interest-only with principal due at maturity, while term loans require monthly payments of principal and interest based on an amortization schedule.

The Company’s obligations under the Credit Agreement are guaranteed by GSE’s wholly-owned subsidiaries Hyperspring, Absolute, and True North and by any future material domestic subsidiaries (collectively, the Guarantors). Attendant to the Company’s acquisition of DP Engineering, the Company and the Bank entered into a Third Amendment and Reaffirmation Agreement and a Fourth Amendment and Reaffirmation Agreement on February 15, 2019 and March 20, 2019, respectively. On June 28, 2019, the Company and the Bank entered into a Fifth Amendment and Reaffirmation Agreement, which changed the fixed charge coverage ratio from 1.25, to four different ratios ranging from 1.05 to 1.25 among different time periods and changed the leverage ratio to: (i) 2.75 to 1.00 for the periods ending on June 30, 2019, September 30, 2019, December 31, 2019 and March 31, 2020; (ii) 2.50 to 1.00 for the periods ending June 30, 2020 and September 30, 2020; (iii) 2.25 to 1.00 for the periods ending December 31st, March 31st, June 30th and September 30th thereafter.

On January 8, 2020, the Company entered into a Sixth Amendment and Reaffirmation Agreement. The amendments contained therein relaxed the fixed charge coverage ratio and leverage ratio, as well as delayed testing of both financial covenants, but added a covenant requiring that the Company maintain a consolidated, Adjusted EBITDA target of $4.25 million to be tested as of December 31, 2019, March 31, 2020, and June 30, 2020. Further, the Company agreed to maintain a minimum USA Liquidity of at least $5.0 million in the aggregate, to be tested bi-weekly as of the fifteenth (15th) and the last day of each month beginning on December 31, 2019 and thereafter until June 30, 2020 In addition to the revised covenants, GSE was required to pay a $20,000 bank fee and additional principal payments as follows: January 6, 2020 of $3.0 million, March 31, 2020 of $1.0 million, and June 30, 2020 of $1.0 million.

On April 17, 2020, the Company entered into a Seventh Amendment and Reaffirmation Agreement. The Company shall maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, to be tested quarterly as of the last day of each quarter beginning with the quarter ending June 30, 2021, on rolling four-quarter basis. The Company shall not exceed a maximum leverage ratio, to be tested quarterly as of the last day of each quarter beginning with the quarter ending September 30, 2020, on a rolling four-quarter basis as follows:  (i)  3.00 to 1.00 for the period ending on September 30, 2020, (ii) 2.50 to 1.00 for the period ending on December 31, 2020, and (iii) 2.25 to 1.00 for the period ending on March 31, 2021 and for the periods ending on each December 31, March 31, June 30 and September 30 thereafter. In addition to the revised covenants, GSE was required to pay a $50,000 bank fee and additional principal payments as follows: April 17, 2020 $0.75, and June 30, 2020 $0.5 million. The Company has the option to refinance the term loan facility if certain requirements are met, including meeting certain covenant thresholds.

RLOC

The Company entered into a three-year, $5.0 million revolving line of credit facility with the Bank on December 29, 2016, to fund general working capital needs. We intend to continue using the RLOC for short-term working capital needs and the issuance of letters of credit in connection with business operations. Letter of credit issuance fees range between 1.25% and 2% depending on the Company’s overall leverage ratio, and the Company pays an unused RLOC fee quarterly based on the average daily unused balance.

At December 31, 2019, there were no outstanding borrowings under the RLOC and four letters of credit totaling $1.2 million. The amount available at December 31, 2019, after consideration of the letters of credit was approximately $3.8 million. At December 31, 2018, there were no outstanding borrowings on the RLOC and 5 letters of credit totaling $2.3 million.

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

Additionally, as discussed in Note 4, we acquired True North on May 11, 2018 for total consideration of approximately $9.9 million in cash. We drew down $10.3 million to finance the acquisition of True North, $0.5 million of which was repaid to the Bank on the same day. The loan bears interest at the adjusted one month-LIBOR plus a margin ranging between 2% and 2.75% depending on the overall leverage ratio of the Company and matures in five years on May 11, 2023. We also incurred $70,000 debt issuance costs and $75,000 loan origination fees related to the Credit Agreement. Debt issuance costs and loan origination fees are reported as a direct deduction from the carrying amount of the loan and are amortized over the term of the loan using the effective interest method.

At December 31, 2019, the outstanding debt under the delayed draw term loan facility was as follows:

Long-term debt, net of discount	$18,481
Less: current portion of long-term debt	18,481
Long-term debt, less current portion	$-

As discussed in Note 1, substantial doubt has been raised regarding the Company’s ability to continue as a going concern due to a probable covenant violation. As such, the classification of our debt is current.

The Credit Agreement contains customary covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions after any applicable grace period could result in the obligations under the Credit Agreement becoming immediately due and payable and termination of the credit facilities. In addition to non-compliance with covenants and restrictions, the Credit Agreement also contains other customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the Bank may declare the obligations under the Credit Agreement to be immediately due and payable and may terminate the credit facilities.

14.  Derivative Instruments

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

As of December 31, 2019, the Company had foreign exchange contracts outstanding of approximately 1.0 million Euro, which will be valid through March 2020. At December 31, 2018, the Company had contracts outstanding of approximately 3.2 million Euro at fixed rates. The contracts outstanding at December 31, 2019 have expired on various dates from January through March 2020.

Interest Rate Risk Management

As discussed in Note 13, the Company entered into a term loan to finance the acquisition of True North in May 2018, and subsequently DP Engineering, which was later amended on June 28, 2019, January 7, 2020 and April 17, 2020. The loan bears interest at adjusted one-month LIBOR plus a margin ranging between 2% and 2.75% depending on the overall leverage ratio of the Company. As part of our overall risk management policies, in June 2018, the Company entered into a pay-fixed, receive-floating interest rate swap contract with a notional amount of $9.0 million to reduce the impact associated with interest rate fluctuations. The notional value amortizes monthly in equal amounts based on the five-year principal repayment terms. The terms of the swap require the Company to pay interest on the basis of a fixed rate of 3.02%, and GSE will receive interest on the basis of one-month USD LIBOR.

The Company reports all derivatives at fair value. These contracts are recognized as either assets or liabilities, depending upon the derivative’s fair value. The estimated net fair values of the derivative contracts on the consolidated balance sheets are as follows:

	December 31,
(in thousands)	2019	2018

Asset derivatives
Prepaid expenses and other current assets	$49	$43
	49	43

Liability derivatives
Other liabilities	(160)	(103)
	(160)	(103)

Net fair value	$(111)	$(60)

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

For the years ended December 31, 2019 and 2018, the Company recognized a net (loss) gain on its derivative instruments as outlined below:

	Years ended December 31,
(in thousands)	2019	2018

Foreign exchange contracts- change in fair value	$6	$(150)
Interest rate swap - change in fair value	(57)	(103)
Remeasurement of related contract receivables and billings in excess of revenue earned	38	(97)
	$(13)	$(350)

15.  Income Taxes

The consolidated income before income taxes, by domestic and foreign sources, is as follows:

(in thousands)	Years ended December 31,
	2019	2018
Domestic	$(6,671)	$2,512
Foreign	319	(1,735)
Total	$(6,352)	$777

The provision for income taxes is as follows:

(in thousands)	Years ended December 31,
	2019	2018
Current:
Federal	$(30)	$(6)
State	60	259
Foreign	354	234
Subtotal	384	487

Deferred:
Federal	4,686	600
State	663	67
Foreign	-	(23)
Subtotal	5,349	644
Total	$5,733	$1,131

The effective income tax rate for the years ended December 31, 2019 and 2018 differed from the statutory federal income tax rate as presented below:

	Effective Tax Rate percentage (%)
	Years ended December 31,
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	(12.1)%	30.1%
Effect of foreign operations	(0.3)%	(2.1)%
Change in valuation allowance	(93.1)%	(43.6)%
Meals and Entertainment	(1.4)%	10.0%
Stock based compensation	(1.4)%	(6.9)%
Other permanent differences	(0.6)%	0.4%
Uncertain Tax Positions	0.9%	46.3%
Change in tax rate	0.0%	(2.8)%
Expired stock options	0.0%	50.7%
Change in APB 23	0.0%	(4.4)%
Prior year reconciling items	(3.3)%	(2.4)%
Expiration of capital Loss	0.0%	49.3%
Effective tax rate	(90.3)%	145.6%

The difference between the effective rate and statutory rate in 2019 primarily resulted from the recognition of a valuation allowance, permanent differences, accruals related to uncertain tax positions for certain foreign tax contingencies and revenue recognition, and return to provision true-ups. The difference between the effective tax rate and statutory rate in 2018 primarily resulted from permanent differences, the write-off of the stock option deferred tax asset due to expirations, accruals related to uncertain tax positions for certain foreign tax contingencies and revenue recognition, expiration of capital loss, and return to provision true-ups.

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. A summary of the tax effect of the significant components of the deferred income tax assets and liabilities is as follows:

(in thousands)	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$4,396	$4,074
Accruals	247	760
Reserves	408	479
Alternative minimum tax credit carryforwards	126	213
Stock-based compensation expense	539	563
Intangible assets	1,021	674
Goodwill	1,037	-
Operating lease liabilities	998	-
Other	464	324
Total deferred tax assets	9,236	7,087
Valuation allowance	(7,576)	(756)
Total deferred tax assets less valuation allowance	1,660	6,331

Deferred tax liabilities:
Undistributed earnings of foreign subsidiary	-	(103)
Software development costs	(161)	(163)
Fixed assets	(7)	(44)
Intangible assets	(22)	-
Indefinite-lived intangibles	(728)	(525)
Operating lease - right of use assets	(510)	-
Other	(175)	(138)
Total deferred tax liabilities	(1,603)	(973)

Net deferred tax assets	$57	$5,358

Deferred tax liabilities are included in “Other Liabilities” on the consolidated balance sheets. As of December 31, 2018, there was a deferred tax liability related to the operations in India. As a result of the sale of the India subsidiary during 2019, there is no longer a deferred tax liability as of December 31, 2019.

The Company files tax returns in the United States federal jurisdiction and in several state and foreign jurisdictions. Because of the net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations for tax years 2000, and forward, and is subject to foreign tax examinations by tax authorities for the years 2014 and forward. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s ability to realize its deferred tax assets depends primarily upon the preponderance of positive evidence that could be demonstrated by three year cumulative positive earnings, reversal of existing deferred temporary differences, and generation of sufficient future taxable income to allow for the utilization of deductible temporary differences.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to the future realization of deferred tax assets to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The analysis is performed on a jurisdiction by jurisdiction basis. The Company provides forward forecasting which is incorporated into the scheduling analysis to support realization of the deferred tax assets.

The Company performed a detailed analysis of the valuation allowance position for it’s worldwide deferred tax assets. Both objectively verifiable positive and negative evidence are considered in the analysis. When analyzing the need for a valuation allowance, the Company first looks to the history of cumulative income or losses and three years is generally considered a reliable measure of historical earnings.

At September 30, 2019, the Company relied upon the strength of its three year cumulative positive core earnings and the projection of future taxable income in the U.S., both of which supported the realization of all of the U.S. deferred tax assets. At this time, the Company determined that a valuation allowance in the U.S. was not appropriate.

Since the third quarter analysis, the U.S. three year cumulative positive core earnings has decreased substantially. Furthermore, due to substantial doubt about the entity’s ability to continue as a going concern, the Company no longer feels that it can rely upon forecasted future earnings and its impact on future taxable income in the valuation allowance analysis. Accordingly, the Company has determined that it does not have sufficient positive, objectively verifiable evidence to substantiate the realizability of the U.S. deferred tax assets at December 31, 2019 and therefore a valuation allowance is appropriate at this time on its U.S. deferred tax assets in the amount of $6.9 million, with the exception of its alternative minimum tax credit that will be refunded at the filing of its 2019 U.S. income tax return.

Due to a history of losses in the U.K. and Sweden and the inability to rely upon forecasted future earnings in China and Slovakia due to the going concern opinion, the Company does not have sufficient positive, objectively verifiable evidence to substantiate the recovery of the deferred tax assets for its U.K., Swedish, and Chinese deferred tax assets at December 31, 2019. Accordingly, a full valuation allowance of $0.7 million has been established on these deferred tax assets, predominantly comprised of net operating losses.

At December 31, 2019, the Company’s largest consolidated deferred tax asset was $5.3 million of net operating losses, excluding the impact of uncertain tax provisions. It primarily relates to a U.S. Federal net operating loss carryforward of  $4.0 million net ($19.2 million gross). $3.9 million net ($18.5 million gross) of the net operating loss carryforward expires in various amounts between 2023 and 2037; $0.1 million net ($0.7 million gross) of the net operating loss carryforward is an indefinite lived deferred tax asset. The net operating loss deferred tax asset also includes $0.7 million net of state net operating losses. $0.5 million net of the state net operating loss carryforwards expire in various amounts through 2039; $0.2 million of the state net operating loss is an indefinite lived deferred tax asset.

The net operating loss deferred tax asset also includes $0.6 million net ($2.8 million gross) of net operating losses from international operations which is an indefinite lived deferred tax asset.

As of December 31, 2019 and 2018, the Company’s consolidated cash and cash equivalents totaled $11.7 million and $12.1 million, respectively, including cash and cash equivalents held at non-U.S. entities totaling $4.4 million and $4.7 million, respectively. The non-U.S. entities include operating subsidiaries located in China, United Kingdom, Sweden and Slovakia.  Of these, the Company does not assert permanent reinvestment in the UK, Sweden or Slovakia.  Accordingly, the Company analyzed the cumulative earnings and profits and determined no US deferred liability exists given aggregated accumulated deficits. Undistributed earnings in China are considered indefinitely reinvested as of December 31, 2019, to fund the Company’s ongoing international operations. If the Company were to repatriate funds from China, the Company would not incur any tax due to an accumulated earnings and profits deficit.

The Company has made an entity classification (CTB) election to treat GSE UK as a disregarded entity effective January 1, 2018.  Therefore, as of January 1, 2018, GSE UK is treated as a branch of the US for tax purposes. Accordingly, GSE UK’s 2019 activity has been included in the US Company’s income tax provision.

Uncertain Tax Positions

During 2019 and 2018, the Company recorded tax liabilities for certain foreign tax contingencies. The Company recorded these uncertain tax positions in other current liabilities on the consolidated balance sheets.

During 2018, the Company recorded a tax liability for an uncertain tax position related to revenue recognition in the US. The uncertain tax position is recorded as a component of current and deferred liability. An accounting method change was filed with the 2018 tax return, accordingly, the uncertain tax position related to revenue recognition has been reversed in 2019.

The following table outlines the Company’s uncertain tax liabilities, including accrued interest and penalties for each jurisdiction:

	China		Ukraine		South Korea			U.S.
(in thousands)	Tax	Interest and Penalties	Tax	Interest and Penalties	Tax	Interest and Penalties	Tax	Interest and Penalties	Total

Balance, January 1, 2018	$216	$262	$100	$28	$341	$45	$833	-	$1,825
Increases	-	23	-	44	120	66	163	4	420
Decreases	12	-	18	-	-	-	-	-	30
Balance, December 31, 2018	$204	$285	$82	$72	$461	$111	$996	$4	$2,215
Increases	-	33	-	-	93	67	-	2	195
Decreases	3	-	4	12	-	-	203	-	222
Balance, December 31, 2019	$201	$318	$78	$60	$554	$178	$793	$6	$2,188

16.  Capital Stock
The Company’s charter authorizes 62,000,000 total shares of stock, of which 60,000,000 shares have been designated as common stock and 2,000,000 are designated as preferred stock. The Board of Directors has the authority to establish one or more classes of preferred stock and to determine, within any class of preferred stock, the preferences, rights and other terms of such class.
As of December 31, 2019, the Company has reserved 5,900,759 shares of common stock for issuance; 5,000 are reserved for shares upon exercise of outstanding stock options and 1,951,208 are reserved for shares upon vesting of restricted stock units.  The Company has 1,599,241 shares available for future grants under the Company’s 1995 Long-Term Incentive Plan.

17.  Stock-Based Compensation

Long-term incentive plan
During 1995, the Company established the 1995 Long-Term Incentive Stock Option Plan (the Plan), which permits the granting of stock options (including incentive stock options and nonqualified stock options) stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination of these to employees, directors or consultants. The Plan expires on April 21, 2026; the total number of shares that could be issued under the Plan is 7,500,000. As of December 31, 2019, 4,174,981 shares have been issued under the Plan, 5,000 stock options and 1,951,208 restricted stock units (RSUs) were outstanding under the Plan, while 1,599,241 shares remain for future grants under the Plan.

The Company recognizes compensation expense on a pro rata straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. The Company recognizes the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change. The Company has not capitalized any portion of its stock-based compensation. The Company’s forfeiture rate is based on actuals.
During the years ended December 31, 2019 and 2018, the Company recognized $1.4 million and $1.5 million, respectively, of stock-based compensation expense under the fair value method. Accordingly, the Company recognized associated deferred income tax expense (benefits) of $86,000 and $(53,000), respectively, during the years ended December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, there were approximately $93,000 and $142,000 of stock-based compensation expense related to the change in fair value of cash-settled RSUs, which the Company accounts for as a liability.

Stock options

Options to purchase shares of the Company’s common stock under the Plan expire in either seven years or ten years from the date of grant and become exercisable in three, five, or seven installments with a certain percentage of options vesting on the first anniversary of the grant date and additional options vesting on each of the subsequent anniversaries of the grant date, subject to acceleration under certain circumstances.

Information with respect to stock option activity as of and for the year ended December 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)

Options outstanding at January 1, 2019	55,000	$1.87
Options granted	-	-
Options exercised	(50,000)	1.89
Options forfeited	-	-
Options outstanding at December 31, 2019	5,000	1.65	$-	0.87
Options expected to vest	-	-	$-	-
Options exercisable at December 31, 2019	5,000	$-	$-	-

Information with respect to stock option activity as of and for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)

Options outstanding at January 1, 2018	1,046,833	$3.33
Options granted	-	-
Options exercised	(486,500)	1.88
Options forfeited	(505,333)	4.89
Options outstanding at December 31, 2018	55,000	1.87	$17	2.08
Options expected to vest	-	-	$-	-
Options exercisable at December 31, 2018	55,000	$-	$-	-

The Company did not grant stock options during the years ended December 31, 2019, and 2018, and the number of options vested were zero and 24,000 respectively.

The Company received cash for the exercise price associated with stock options exercised of $127,000 and $136,000 during the years ended December 31, 2019 and 2018, respectively. The total intrinsic value realized by participants on stock options exercised was $0 and $701,318 during the years ended December 31, 2019 and 2018, respectively.

Restricted Stock Units

During the years ended December 31, 2019 and 2018, the Company issued RSUs to employees which vest upon the achievement of specific market-based or time-based measures.  The fair value for RSU’s is calculated based on the stock price on the grant date and expensed ratably over the requisite service period, which ranges between one year and five years.  The following table summarizes the information about vested and unvested restricted stock units for the years ended December 31, 2019 and 2018.

	Number of Shares	Weighted Average Fair Value

Nonvested RSUs at January 1, 2018	1,634,663	$1.96
RSUs granted	428,526	3.23
RSUs forfeited	(140,997)	2.47
RSUs vested	(350,667)	3.30

Nonvested RSUs at December 31, 2018	1,571,525	$1.96

Nonvested RSUs at January 1, 2019	1,571,525	$1.96
RSUs granted	918,459	2.56
RSUs forfeited	(64,172)	3.12
RSUs vested	(452,087)	3.30

Nonvested RSUs at December 31, 2019	1,973,725	$1.49

As of December 31, 2019, the Company had $0.5 million of unrecognized compensation expense related to the RSUs expected to be recognized on a pro-rata straight line basis over a weighted average remaining service period of approximately 0.98 years.

18.  Leases

The Company maintains leases of office facilities and equipment. Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. The Company recognizes lease expense for minimum lease payments on a straight-line basis over the term of the lease. Certain leases include options to renew or terminate. Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease, with renewal periods generally ranging from one year to five years. The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disruption to operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU assets represent the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. The Company’s real estate leases, which are comprised primarily of office spaces, represent a majority of the lease liability. The majority of our lease payments are fixed, although an immaterial portion of payments are variable in nature. Variable lease payments vary based on changes in facts and circumstances related to the use of the ROU assets and are recorded as incurred. The Company uses an incremental borrowing rate based on rates available at commencement in determining the present value of future payments.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. The Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Lease abandonment

As discussed in Note 6, as of December 31, 2019, management decided to abandon, a portion of several operating lease right of use lease assets in long idled space in our Sykesville office and in DP Engineering’s Fort Worth office. This was decided as part of the on-going restructuring plans to right size the organization. Management took steps to insure the abandoned space was separated from the remaining in use space, end access of all employees to the abandoned sections, and remove any remaining office furniture assets. We applied the abandonment guidance in ASC 360-10-35. We believe “abandonment” means ceasing to use the underlying asset and lacking either the intent or the ability to sublease the underlying asset. Accordingly, lease abandonment restructuring charges incurred relating to the ROU assets for the year ended December 31, 2019 totaled $1.5 million.

Lease contracts are evaluated at inception to determine whether they contain a lease, where the Company obtains the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets (in thousands):

Operating Leases	Classification	December 31, 2019
Leased Assets
Operating lease - right of use assets	Long term assets	$2,215

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	1,153
Operating lease liabilities	Long term liabilities	3,000
		$4,153

The Company executed a sublease agreement with a tenant to rent out 3,650 square feet from the lease at its Sykesville office on May 1, 2019. This agreement is in addition to the 3,822 of square feet previously subleased, which was entered into on April 1, 2017. The sublease does not relieve the Company of its primary lease obligation. The sublease agreements are both considered operating leases, maintaining the historical classification of the underlying lease. The Company does not recognize any underlying assets for the subleases as a lessor of  operating leases. The net amount received from the sublease is recorded within selling, general and administrative expenses.

The table below summarizes the lease income and expenses recorded in the consolidated statements of operations incurred year to date ended December 31, 2019 , (in thousands):

Lease Cost	Classification	Twelve months ended December 31, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$1,112
Short-term leases costs (2)	Selling, general and administrative expenses	121
Sublease income (3)	Selling, general and administrative expenses	(107)
Net lease cost		$1,126

(1) Includes variable lease costs which are immaterial.
(2) Include leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of 2 tenants, which sublease parts of our office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The Company is obligated under certain noncancelable operating leases for office facilities and equipment.  Future minimum lease payments under noncancelable operating leases as of December 31, 2019 are as follows:

(in thousands)	Gross Future
Minimum Lease
Payments

2020	$1,335
2021	1,293
2022	1,184
2023	622
2024	106
Thereafter	-
Total	$4,540
Less: Interest	387
Present value of lease payments	$4,153

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, the Company uses the incremental borrowing rate as the lease discount rate:

Lease Term and Discount Rate	Twelve months ended December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	3.51
Weighted-average discount rate
Operating leases	5.00%

The table below sets out the classification of lease payments in the consolidated statement of cash flows. The ROU assets obtained in exchange for operating lease liabilities represent new operating leases obtained through our business combination during the year to date ended December 31, 2019:

(in thousands)
Other Information	Twelve months ended December 31, 2019
- Operating cash flows used in operating leases	$1,275
Cash paid for amounts included in measurement of liabilities	1,275

ROU assets obtained in exchange for new operating liabilities	$1,777

19.  Employee Benefits

The Company has a qualified defined contribution plan that covers all U.S. employees under Section 401(k) of the Internal Revenue Code. Under this plan, the Company’s stipulated basic contribution matches a portion of the participants’ contributions based upon a defined schedule for GSE Performance Improvement Solutions employees. The Company’s contributions to the plan were approximately $290,000 and $309,000 for the years ended December 31, 2019 and 2018, respectively.

20.  Segment Information

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
On February 15, 2019, through our wholly-owned subsidiary GSE Performance Solutions, Inc., the Company entered into the DP Engineering Purchase Agreement, to purchase 100% of the membership interests in DP Engineering. DP Engineering is a provider of value-added technical engineering solutions and consulting services to nuclear power plants with an emphasis on preparation and implementation of design modifications during plant outages. For reporting purposes, DP Engineering is included in our Performance Improvement Solutions segment due to similarities in services provided including engineering solutions and implementation of design modifications to the nuclear power sector.
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

(in thousands)	Years ended December 31,
	2019	2018
Revenue:
Performance Improvement Solutions	$45,776	$42,954
Nuclear Industry Training and Consulting	37,199	49,295
	$82,975	$92,249

Depreciation:
Performance Improvement Solutions	$345	$385
Nuclear Industry Training and Consulting	18	130
	$363	$515

Amortization of definite-lived intangible assets:
Performance Improvement Solutions	$1,871	$898
Nuclear Industry Training and Consulting	529	714
	$2,400	$1,612

Operating (loss) income
Performance Improvement Solutions	$(5,802)	$2,640
Nuclear Industry Training and Consulting	(1,617)	(1,274)

Operating (loss) income	$(7,419)	$1,366

Interest expense	(988)	(268)
Loss on derivative instruments	(13)	(350)
Other income (expense), net	2,068	29
Income (loss) before income taxes	$(6,352)	$777

Additional information relating to segments is as follows:

(in thousands)	December 31,
	2019	2018

Performance Improvement Solutions	$41,550	$40,353
Nuclear Industry Training and Consulting	16,959	21,087
Total assets	$58,509	$61,440

For the years ended December 31, 2019 and 2018, 90% and 91%, respectively, of the Company’s consolidated revenue was from customers in the nuclear power industry. The Company designs, develops and delivers business and technology solutions to the energy industry worldwide.  Revenue, operating income (loss) and total assets for the Company’s United States, European, and Asian subsidiaries as of and for the years ended December 31, 2019 and 2018 are as follows:

(in thousands)	Year ended December 31, 2019
	United States	Europe	Asia	Eliminations	Consolidated

Revenue	$81,597	$-	$1,378	$-	$82,975
Transfers between geographic locations	623	-	124	(747)	-
Total revenue	$82,220	$-	$1,502	$(747)	$82,975
Operating income (loss)	$(7,710)	$54	$237	$-	$(7,419)
Total assets, at December 31	$184,115	$3,526	$2,805	$(131,937)	$58,509

(in thousands)	Year ended December 31, 2018
	United States	Europe	Asia	Eliminations	Consolidated

Revenue	$88,979	$2,150	$1,120	$-	$92,249
Transfers between geographic locations	2,046	-	199	(2,245)	-
Total revenue	$91,025	$2,150	$1,319	$(2,245)	$92,249
Operating income (loss)	$2,902	$(1,116)	$(420)	$-	$1,366
Total assets, at December 31	$171,206	$3,893	$3,592	$(117,251)	$61,440

Revenues by geographic location above are attributed to the contracting entity.  Therefore, revenues from a foreign customer that contracted directly with our U.S. entity are included in revenues from the United States. All revenues in Asia were attributable to our Chinese subsidiary. In Europe, total revenues  for the year ended December 31, 2019 were zero due to the Sweden and UK office closures in 2018.

Alternatively, revenues from customers domiciled in foreign countries were approximately 16% and 15%, of the Company’s consolidated 2019 and 2018 revenue, respectively.  Revenues from foreign countries where our customers reside were all individually less than 10% of the Company’s consolidated revenues during 2019 and 2018.

21.  Supplemental Disclosure of Cash Flow Information

(in thousands)	Year ended December 31,
	2019	2018
Cash paid:
Interest	$989	$278
Income taxes	$489	$187

22.  Non-consolidated Variable Interest Entity

The Company, through its wholly owned subsidiary DP Engineering, effectively holds a 48% membership interest in DP-NXA Consultants LLC (“DP-NXA”).
DP-NXA was established to provide industrial services that include civil, structural, architectural, electrical, fire protection, plumbing, mechanical consulting engineering services to customers. DP-NXA sub-contracts their work to its two owners, NXA Consultants LLC (“NXA”), which owns 52%of the entity, and DP Engineering. DP Engineering and NXA contributed $48,000 and $52,000, respectively, for 48% and 52% interest in DP-NXA. DP Engineering recorded the contributed cash as an equity investment.
The Company evaluated the nature of DP Engineering’s investment in DP-NXA and determined that DP-NXA is a variable interest entity (“VIE”). Since the Company does not have the power to direct activities that most significantly impact DP-NXA, it cannot be DP-NXA’s primary beneficiary. Furthermore, the Company concluded that it did not hold a controlling financial interest in DP-NXA since NXA, the VIE’s majority owner, makes all operation and business decisions. The Company accounts for its investment in DP-NXA using the equity method of accounting due to the fact the Company exerts significant influence with its 48% of membership interest, but does not control the financial and operating decisions.
The Company’s maximum exposure to any losses incurred by DP-NXA is limited to its investment. As of December 31, 2019, the Company has not made any additional contributions to DP-NXA and believes its maximum exposure to any losses incurred by DP-NXA was not material. As of December 31, 2019, the Company does not have existing guarantee with or to DP-NXA, or any third-party work contracted with it.
For the year ended December 31, 2019, the carrying value of the investment in DP-NXA was zero. We do not have any investment income or loss from DP-NXA for the year to date ended December 31, 2019.

23. Commitments and Contingencies

Contingencies

On March 29, 2019, a former employee of Absolute Consulting, Inc., filed a putative class action against Absolute and the Company, Joyce v. Absolute Consulting Inc., case number 1:19 cv 00868 RDB, in the United States District Court for the District of Maryland. The lawsuit alleges that plaintiff was not properly compensated for overtime hours that he worked. The Company has been dismissed from the case, but Absolute intends to vigorously defend this litigation with the Company’s assistance and support. The Company is unable to conclude that the likelihood of an unfavorable outcome in this matter is remote or probable, but Absolute continues to deny the allegations and defend the case. Legal defense costs are expensed as incurred.

Per ASC 450 Accounting for Contingencies guidance, the Company reviewed potential items and areas where a loss contingency could arise. In the opinion of management, the Company is not a party to any legal proceeding, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s consolidated results of operations, financial position or cash flows. Legal defense costs are expensed as incurred.

24.  Contingent Consideration

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

In connection with the acquisition of DP Engineering on February 15, 2019, the Company recognized the estimated fair value of contingent consideration for $1.2 million. During the year ended December 31, 2019, as a result of the triggering event described in Note 7, an impairment test was conducted on DP Engineering’s goodwill and definite-lived intangible assets and the Company determined the $1.2 million of contingent consideration recognized upon acquisition of DP Engineering reduced to zero since the related earn-out payment is no longer expected to be paid. We have recorded this reduction as an offset to selling, general and administrative expenses in unaudited consolidated statements of operations. There was zero contingent liability as of December 31, 2019.

25. Subsequent Events

In December 2019, a novel strain of coronavirus, the COVID-19 virus, was reported in Wuhan, China. On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of the COVID-19 virus. On March 11, 2020, the WHO declared the COVID-19 a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States.
As of the date of this report, both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. As such, the ultimate impact the pandemic will have on the Company’s financial condition, liquidity, and future results of operations is highly uncertain and subject to change. Management is actively monitoring the situation on its financial condition, liquidity, operations, operations, industry, supplies, and workforce. Given the highly fluid situation of COVID-19 and the global response to prevent the spread, the Company is unable to estimate the impact of COVID-19 on our business operations, revenues and financial condition in fiscal year 2020.
The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which could impact the Company’s performance and trigger impairment of the Company’s goodwill and intangible assets.
The Company is dependent on its workforce being deployed to deliver its services. Social distancing and shelter-in-place directives may impact the Company’s ability to deploy its workforce effectively. With regard to our Nuclear Industry Training and Consulting (“NITC”) business segment, because of the embedded presence of our on-site workforce, if COVID-19 or a similar outbreak of infectious disease were to prevent our workers from being deployed to the applicable customer site. While expected to be temporary, it may disrupt our NITC service offerings, interrupt performance on our NITC contracts with clients and negatively impact our business, financial condition and results of operations. The safety of our employees, their families and our customers are of primary concern to GSE. The company operates consistent with  Federal and State guidelines. As a result, employees almost entirely work from home for the Performance Solutions segment, but for when required to be at the client site for essential project work. When at the client site, employees are required to become thoroughly familiar with client safety guidelines including COVID-19 guidelines. Performance Projects, since they are essential, for the most part continue without pause. For our staff augmentation, we have seen certain contract for NITC customers paused and or delayed as clients shrink their own on-premise workforces to the bare minimum in response to the pandemic; as a result the NITC business has seen its deployed billable employee base contract since the start of the pandemic. NITC still has a meaningful deployment of billable employees at client sites delivering essential services working at the direction of our customers. While we are still receiving new orders, we are experiencing a significant decline in the volume of new orders compared to prior periods. The COVID-19 crisis is still an evolving situation and we are unable to predict when it will end or the future impact it will have on the business and our operations will be. We have experienced current projects in our Performance Solutions and NITC segments being delayed or paused. The Company has been designated as an essential services provider for certain nuclear power and defense customers, which constitute greater than 90% of our business.
We have significant debt principal payments on our term loan due in June 2020, which a decline in sales due to the impact of COVID-19 on consumers, our customers, or our ability to satisfy performance obligations, may lead to the Company seeking debt restructuring and additional sources financing. Additionally, it is probable we fail to meet certain covenant provisions in our debt arrangements due to the impact of COVID-19. On April 17, 2020 the Company entered into an Amendment and Reaffirmation Agreement with the Bank granting certain waivers and improved leverage ratios. We have made principal payments of $3.0 million in January 2020, $1.0 million March 2020, and $0.75 million April 2020 with a scheduled $1.5 million payment in June 2020.
Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, as described above, for these reasons and other reasons that may come to light if the pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition in fiscal year 2020. The Company expects that financial results for the fiscal year 2020 will be lower as a result of COVID-19.
CARES Act
On March 27, 2020, the CARES Act was enacted. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the recent enactment of the CARES Act, the Company is unable to fully quantify the impact, if any, that the CARES Act will have on its financial position, results of operations or cash flows.

The Company has applied for, and has received, funds under the Paycheck Protection Program after the period end in the amount of $10.0 million serviced by Citizens Bank. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO), who is its principal executive officer, and Chief Financial Officer (CFO), who is its principal financial officer, to allow timely decisions regarding required disclosure.  Based on an evaluation of our disclosure controls and procedures as of December 31, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
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
Management, including our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 due to the existence of the material weaknesses in internal control over financial reporting described below from management.
Material Weaknesses Identified

1.
Misapplication of U.S. GAAP guidance in our evaluation of significant or unusual transactions, resulting in a correction of an error in previously issued interim financial statements regarding the calculation and recognition of an impairment charge, creating the risk that the misapplication of other guidance could give rise to material errors;

2.	Controls over financial reporting close process including: journal entry review and approval, balance sheet reconciliation preparation and review, and monthly flux variance analysis controls.

Management realizes that two material weaknesses in our internal controls surrounding the evaluation of significant or unusual transactions and financial reporting close process are serious matters and require thoughtful responses. To address the control environment surrounding the evaluation of significant or unusual transactions and application of guidance, management has focused on: (i) hiring dedicated staffing and (ii) revision of controls in application of guidance. Management has hired key management level staffing, a permanent Controller with a background in remediating control environments, and a permanent SEC reporting manager. The Company is performing a review of its controls surrounding the application of guidance with experts in control environments in order to remediate its controls to prevent the misapplication of guidance in the future.
To address the control environment surrounding the financial reporting process, management has implemented substantial remedial measures focusing on four key areas: (i) hiring of dedicated staffing, (ii) shortening the close process, (iii) new revenue process tools and controls, (iv) and expanding its mitigating controls. Management has redesigned the tools used in its monthly flux reviews to evaluate differences at a more precise level in order to identify and prevent errors in the financial close process. In addition to addressing accounting resource turnover, management added additional staffing at the level which will provide the necessary support required to observe all accounting controls and workflow processes to perform the financial reporting controls. Furthermore, management has realigned its accounting resources to optimize workflows and has set in motion a plan to shorten the close cycle. A plan management believes, with the additional staffing resources, will allow for increased time spent on performing analytics and using newly implemented tools to observe control activities necessary to identify errors in our financial statements. Additionally, management has redesigned revenue process controls and the tools used in its monthly reviews to evaluate differences at a more precise level to identify and prevent errors in the financial close process.
(c)  Changes in Internal Control over Financial Reporting

Other than described above in Item 9A, Controls and Procedures, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS

Independent Directors

Name		Age	Title(s)
John D. (“Jack”) Fuller	(1)	69	Director, Chairman of the Board of Directors
James H. Stanker	(1)	62	Director, Chair of the Audit Committee
Suresh Sundaram	(1)	55	Director, Chair of the Compensation Committee
J. Barnie Beasley	(1)	68	Director, Chair of the Nominating & Governance Committee
Kathryn O’Connor Gardner	(1)	44	Director

(1)            Member of Audit Committee, Compensation Committee, and Nominating & Governance Committee

Directors who are also Executive Officers

Name	Age	Titles
Kyle J. Loudermilk	52	Chief Executive Officer, President, Director

Executive Officers

Name	Age	Title(s)
Paul T. Abbott	53	President, Nuclear Industry Training & Consulting Division
Emmett A. Pepe	55	Chief Financial Officer, Treasurer
Daniel W. Pugh	54	Chief Legal and Risk Officer, Secretary

Background of Directors and Executive Officers and Qualifications of Directors

Biographical information with respect to the directors and executive officers of GSE Systems is set forth below.  There are no familial relationships between any directors or executive officers.

Independent Directors

J. Barnie Beasley – Mr. Beasley has served as an independent director of GSE Systems since June 2018.  He currently serves on the Boards of Directors of American Electric Power (NYSE:AEP), one of the largest electric utilities in the United States, delivering electricity to nearly 5.4 million customers in 11 states, and of KCI Technologies, Inc., a privately held engineering services company.  His AEP director responsibilities include a five-year membership on the Audit Committee and membership on the Policy Committee, Human Resources and Compensation Committee, and the Nuclear Oversight Committee, of which he is Chairman.  On the KCI Technologies board Mr. Beasley serves as Chairman of the Compensation Committee and as a member of the Audit Committee and the Nominating and Governance Committee.  He also served from 2014 to 2019 as an independent consultant to Energy Solutions, an international nuclear services company.  In this consulting role he served as Chairman of the Nuclear Safety Review Board for the nuclear power stations being decommissioned by Energy Solutions.

Mr. Beasley retired in 2008 as Chairman, President, and Chief Executive Officer of Southern Nuclear Operating Company, the subsidiary of the Southern Company that operates and maintains Southern Company’s nuclear power plants.  Mr. Beasley’s career with Southern Nuclear Operating Company began in 1997, where he served as Vice President and later as Executive Vice President and Chief Nuclear Officer before becoming Chairman, President, and CEO.  Prior to Southern Nuclear, Mr. Beasley spent 27 years in various roles with Georgia Power Company including Plant General Manager of the Vogtle Nuclear Generating Station.

Mr. Beasley served for five years on the Board of Directors of Energy Solutions (NYSE:ES), a public international nuclear services company with operations throughout the United States, Canada, the United Kingdom, and other countries.  As a director on the Energy Solutions board, he served on the Audit Committee and the Compensation Committee, and was involved in the company’s successful sale in 2013 to a private equity group.  He also served for three years as an independent nuclear safety and operations expert advising the Tennessee Valley Authority (TVA) Board of Directors.  Mr. Beasley’s prior board service also includes the National Nuclear Accrediting Board, the Board of Directors and Executive Committee of the Nuclear Energy Institute (NEI), the Board of Directors of the Foundation for Nuclear Studies, and the Board of Directors of the Southeastern Electric Exchange.

Mr. Beasley graduated from the University of Georgia with a B.S. degree in Engineering.  He has held a Senior Reactor Operator’s license from the U.S. Nuclear Regulatory Commission, and he currently holds a Professional Engineering License in the State of Georgia.  He served for ten years as a member of the College of Engineering Advisory Board at the University of Georgia for which he also served as its inaugural Chairman.  He is a member of both the Georgia Society and the National Society of Professional Engineers.

Mr. Beasley’s extensive experience working in the nuclear power industry enables him to make valuable contributions of business and strategic insight to GSE’s executive leadership team and the Company’s Board of Directors.  Mr. Beasley’s broad career experience in corporate, governance, and financial roles enables him to provide leadership expertise as a member of the Board, in the area of corporate governance as Chair of the Company’s Nominating Committee, as a financial expert on the Company’s Audit Committee, and as a member of the Compensation Committee of the Board.

John D. (“Jack”) Fuller – Mr. Fuller has served as an independent director of GSE Systems since June 2017 and as Chairman of the Board of Directors since June 2018.  Mr. Fuller retired as Chairman of the Board of GE Hitachi Nuclear Energy (“GEH”), a global alliance that is headquartered in Wilmington, North Carolina, in July 2011.  Mr. Fuller has two decades of experience in the nuclear industry serving in senior leadership positions covering new power plant development, nuclear services, fuels, enrichment and related nuclear technologies.  He previously served as President and CEO of the GEH alliance, CEO of Global Nuclear Fuels and as the CFO for nuclear business of General Electric Company.  Mr. Fuller’s previous assignments with GE were in multiple business disciplines of the Aircraft Engine business, the Aerospace business, and the Information Technology and Energy segments.  He initially joined GE in 1972.  Mr. Fuller also spent a few years as Corporate Controller of Mead Corporation.  In his 40-year career, Mr. Fuller held senior leadership assignments in general management, business development, strategic planning, finance, product development and plant operations.

Mr. Fuller also currently serves as Chairman of the Board of Plantation Village, a non-profit senior living community organization located in Wilmington, North Carolina.  Until recently he served as an independent member of the Board of Directors of PaR Systems, LLC, a privately held automation and robotics applications company based in Minneapolis, Minnesota, and on the boards of both the Nuclear Energy Institute in Washington, DC, and the World Nuclear Association in London, England.  Prior to his retirement, he was actively engaged in supporting nuclear industry initiatives on a global basis.  Mr. Fuller’s for-profit and not for profit board roles over the past 16 years have included committee assignments in the areas of finance, audit, quality, compensation development, strategic planning, executive development, and board leadership including service as Chairman of several of these boards.  He is a native of northern Ohio, and earned a Bachelor degree in Aeronautics/Math from Miami University, Oxford, Ohio.

Mr. Fuller’s broad and deep experience in the nuclear industry enable him to contribute meaningful insight into the Company’s business and experience-based strategic guidance to the executive team and his fellow directors.  He currently serves as a member of the Audit, Compensation, and Nominating Committees of the Board.

Kathryn O’Connor Gardner – Ms. Gardner most recently was a Senior Vice President and Corporate Credit Research Analyst within AllianceBernstein’s high-yield research group, focusing on the energy sector.  In this role, she oversaw all energy-related investments for traditional high yield portfolios with roughly $35 billion in assets under management.  She was also an Investment Committee Member for the Energy Opportunity Funds at AllianceBernstein.  Prior to joining AllianceBernstein in 2016, Ms. Gardner was a Managing Director on the sell-side at Deutsche Bank where she covered industries including energy, automotive and aerospace & defense.  Ms. Gardner’s Wall Street experience spans more than 20 years, and she also has experience serving as an advisor for startups on strategy, financial analysis and capital market transactions.

Ms. Gardner is a Founding Board Member of the Haas Center for Gender, Equity & Leadership, which seeks to build the economic case for supporting workplace diversity, and is a member of the Haas Dean’s Advisory Board, which brings together the school’s next generation of leaders.  Finally, she sits on the board of the CSNK2A1 Foundation, which is focused on finding a cure for an ultra-rare genetic disorder called Okur-Chung Neurodevelopmental Syndrome.  Ms. Gardner holds a BS in economics and a BA in business administration (Walter A. Haas School of Business) from the University of California, Berkeley.

James H. Stanker – Mr. Stanker has served as a director of the Company since August 2016.  Mr. Stanker has more than 30 years of strategic audit expertise and financial leadership with multinational corporations in the technology, manufacturing, and commercial product industries.  Since September 1, 2018, he has served as the chief financial officer of Processa Pharmaceuticals, Inc., and is currently a visiting professor in the George B. Delaplaine School of Business at Hood College.  On August 1, 2016, Mr. Stanker concluded a sixteen-year career at Grant Thornton LLP, where he served in various leadership capacities, including audit partner, professional practice director for the Atlantic Coast market, and global head of audit quality for the Firm’s international organization.  Prior to Grant Thornton, Mr. Stanker served terms as the Chief Financial Officer of a Nasdaq-listed technology company and as the Chief Financial Officer of a privately-held life science startup.  He started his career as an auditor with Touche Ross in the early 1980s.  Mr. Stanker earned a Master of Business Administration from California State University, East Bay, and a B.S. degree in Aeronautics from San Jose State University.  He is a Certified Public Accountant.

Mr. Stanker’s career accomplishments in financial services and audit enables him to provide broad financial expertise and technology leadership as a member of the Board and the Audit, Compensation, and Nominating Committees of the Board, and to play a critical role as a financial expert on, and as Chair of, the Company’s Audit Committee.

Suresh Sundaram, Ph.D. – Dr. Sundaram has served as a director of the Company since September 2016.  Dr. Sundaram has more than 25 years of experience in product development, sales, and marketing, focused on simulation technology.  He is currently a GM at Trimble Inc., a publicly traded (Nasdaq: TRMB) positioning, modeling, connectivity, and data analytics technology provider.  Prior to Trimble, he was the Chief Product and Marketing Officer at CiBO Technologies, a Cambridge, Massachusets based startup bringing simulation and data science technology to the agriculture industry; the Senior Vice President – Products and Marketing at Exa Corporation, a publicly-traded simulation software company focused on product engineering solutions, serving as part of the executive management team that successfully sold Exa to Dassault Systèmes in 2017; and held a variety of leadership roles during a twenty-year career at Aspen Technology, a publicly-traded process software company, where most recently he was Senior Vice President of Products and Market Strategy.  Dr. Sundaram earned his Master of Science and Ph.D. degrees in Chemical Engineering from the Massachusetts Institute of Technology (MIT) and a Bachelor of Science degree in Chemical Engineering from the Indian Institute of Technology (IIT), Bombay.

Dr. Sundaram brings a wide range of applicable experience and knowledge to his role as a member of the Board, particularly with respect to providing strategic guidance on product development and marketing, and as a member of the Audit, Compensation, and Nominating Committees of the Board.  He also contributes his expertise in executive and board compensation and leadership as Chair of the Company’s Compensation Committee.

Directors who are also Executive Officers

Kyle J. Loudermilk – Mr. Loudermilk joined the Company in August 2015 as the CEO and President and also serves as a member of the Board of Directors.  He is a technology executive whose 25-year career has focused on growing technology companies through organic growth, geographic expansion and acquisitions, creating significant stockholder value along the way.

Mr. Loudermilk was the VP of Operations – Technology from 2013 to 2015 and VP of Corporate Development from 2005 to 2009 at MicroStrategy, a company focused on business intelligence, big data, and mobile identity solutions.  From 2009 to 2012 he was the VP of Product Management at Datatel, now known as Ellucian, a firm focused on higher education solutions, growing the company significantly through new product introduction during his tenure.  Mr. Loudermilk held management roles including VP of the Design and Simulation Business Unit and VP of R&D/Operations at Aspen Technology.  He began his career as a Process Engineer for Mobil Oil Corporation.  He earned his B.S. and M.S. from Columbia University in chemical engineering, and is an alumnus of Harvard Business School having completed The General Manager Program.

Mr. Loudermilk’s extensive experience in leading and providing strategic guidance to technology driven organizations enables him to contribute valuable perspective and first-hand knowledge as a Board member.
Executive Officers

Paul T. Abbott – Mr. Abbott is the President of the Company’s Nuclear Industry Training & Consulting Division.  He was a principal of Hyperspring LLC, helping grow that business since 2007, and assumed the role of divisional President in November 2017.  Prior to joining Hyperspring, he was a senior reactor operator at two different U.S. nuclear facilities and served in the U.S. Navy.  He earned his B.S. in Nuclear Engineering Technology from Excelsior College.

Emmett A. Pepe – Mr. Pepe has served as the Company’s Chief Financial Officer and Treasurer since July 2016.  From 2012 to 2016, Mr. Pepe had served as Senior Vice President – Finance and worldwide Controller of MicroStrategy, Inc., a publicly-traded enterprise-analytics, mobile, and security software company, overseeing that company’s financial activities including accounting, financial reporting, tax, and treasury.  From 2007 to 2012, Mr. Pepe served as Vice President – Accounting and Corporate Controller at BroadSoft, Inc., a software and services company that enables telecommunications service providers to deliver hosted, cloud-based unified communications to their enterprise customers.  While at BroadSoft, Mr. Pepe was responsible for overall global accounting, SEC reporting, tax, treasury, human resources, and facilities, and was part of the executive management team that took BroadSoft public in 2010.  Mr. Pepe also has held a number of senior financial leadership positions with various other companies including Software AG, webMethods, Inc., British Telecom Inc., Concert Communications Company, and MCI Communications Corporation.  Mr. Pepe has a B.S. degree in Accounting from Penn State University and is a Certified Public Accountant.

Daniel W. Pugh – Mr. Pugh joined the Company in February 2016 and serves as its Chief Legal and Risk Officer and Corporate Secretary.  He is a business attorney with more than 25 years of experience working with technology-enabled software and service companies.  Mr. Pugh’s core areas of expertise include operations, transactions, risk management, technology development and commercialization, intellectual property protection, and corporate practices improvement.  From October 2010 through January 2016, Mr. Pugh served as General Counsel of ANCILE Solutions, Inc., a leading workforce performance improvement enterprise software company, where he was responsible for all legal and corporate matters and operational risk management.  Prior to that he served as General Counsel of Synthetic Genomics, Inc., a biotechnology and biofuels research and development company, and as Counsel to other public and private businesses.  His degrees include a S.B. from the Massachusetts Institute of Technology, a J.D. from the University of Maryland Carey School of Law, where he served as Executive Editor of the Maryland Law Review, and a M.B.A. from the University of Maryland Smith School of Business.  Mr. Pugh also is a Certified Financial Risk Manager (FRM).

CORPORATE GOVERNANCE

The Board of Directors

The Board oversees the business affairs of the Company, while Management carries out the daily processes, controls and execution of the Company’s long-term strategy.  Among the Board’s most significant responsibilities are the oversight of the Company’s long-term strategy, the selection and support of the CEO of the Company, and the annual election of the Company’s executive officers.  The Board has the responsibility for establishing broad corporate policies and for the overall performance of the Company.  The Board recognizes the importance of ensuring that the Company’s overall business strategy is designed to create long-term value for Company stockholders.  As a result, the Board maintains an active oversight role in formulating, planning and implementing the Company’s long-term strategy and has sought to align compensation incentives with that vision.  Members of the Board are kept informed of the Company’s business and progress in relation to this long-term strategy by regular communications with the CEO, various reports and documents sent to them, and by way of operating and financial reports made at Board and Committee meetings.  The Board regularly considers the progress of and challenges to the Company’s strategy and related risks throughout the year.  At each regularly-scheduled Board meeting, the Chairman leads an executive session with the non-employee members of the Board to discuss executive officer performance, the Company’s long-term plans, and strategic and other significant business developments since the last meeting.

In terms of the structure of the Board, the Company’s Certificate of Incorporation provides that the Board is divided into three classes, as nearly equal in number as possible, that serve staggered three-year terms.  The stockholders elect at least one class of directors annually.  The term of the incumbent Class I directors, John D. (“Jack”) Fuller and James H. Stanker, will conclude at the 2020 annual meeting or when their successors are duly elected and qualify; provided, however, that each of Mr. Fuller and Mr. Stanker have advised the Company that they do not intend to stand for re-election and, in the event that a successor is not duly elected and qualified at the Annual Meeting, each intends to resign effective as of such date. Class II directors (Suresh Sundaram and J. Barnie Beasley) serve until the 2021 annual meeting and their successors are duly elected and qualified, and Class III directors (Kathryn O’Connor Gardner and Kyle J. Loudermilk) serve until the 2022 annual meeting and their successors are duly elected and qualified.  The Board believes that the Company continues to be best served by a staggered or classified board as it promotes continuity as the Company pursues its business strategy.  Nevertheless, the Board is aware of the concerns related to a staggered Board and, in recent years, has promoted Board refreshment and revitalization.

Independence

The Board has adopted specific director independence criteria, consistent with the NASDAQ listing standards, to assist it in making determinations regarding the independence of its members.  The Board considers the independence of its members at least annually.  No directors will be deemed to be independent unless the Board affirmatively determines that the director in question has no material relationship with the Company, directly or as an officer, stockholder, member or partner of an organization that has a material relationship with the Company.  The Board has determined that no director other than Mr. Loudermilk has a direct or indirect material relationship with the Company, nor does any other director have a direct or indirect material interest in any transaction involving the Company.  Every director other than Mr. Loudermilk satisfies the Company’s independence criteria.  The Board has further determined that all of the members of the Audit Committee (Messrs. Stanker, Sundaram, Fuller, and Beasley, and Ms. Gardner) meet the applicable heightened standards for audit committee independence.

Board Leadership Structure

Mr. Fuller currently serves as Chairman of the Board of Directors.  Mr. Loudermilk currently serves as Chief Executive Officer and President of the Company. The Company believes it is the Chairman’s responsibility to lead the Board of Directors and the Chief Executive Officer’s responsibility to lead the day-to-day operations of the Company. As directors continue to have more oversight responsibility than ever before, the Company believes it is beneficial to have a Chairman whose focus and responsibility is to lead the Board, which allows the Chief Executive Officer to focus on running the Company.  This separation of responsibilities ensures that there is no duplication of effort between the Chairman and the Chief Executive Officer. The Company believes this separation of leadership provides strong leadership for its Board, while also positioning its Chief Executive Officer as the leader of the Company in the eyes of customers, employees, and stockholders.

Board’s Role in Oversight

While the Board oversees risk management, Company management is charged with managing risk.  The Board and the Audit Committee monitor and evaluate the effectiveness of the Company’s internal controls at least annually.  Management communicates with the Board, committees, and individual directors on the significant risks identified and how they are being managed.  Directors are free to, and indeed often do, communicate directly with senior management.  The Board implements its risk oversight function both as a whole and through Committees.  The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, and accounting matters.  The Audit Committee oversees the audit function and the Company’s ethics programs.  The Audit Committee members meet separately with representatives of the Company’s independent registered public accounting firm.  The Compensation Committee evaluates the risks and rewards associated with the Company’s compensation philosophy and programs.  The Nominating Committee selects and recommends to the full Board nominees for election as directors.  The Nominating Committee also bears responsibility for overseeing corporate governance matters.

Board of Director Attendance

The Board held thirteen meetings during the fiscal year ended December 31, 2019.  During the 2019 fiscal year, no director attended less than seventy-five percent (75%) of the aggregate of (1) the total number of meetings of the Board (held during the period for which he or she was a director) and (2) the total number of meetings held by all committee(s) of the Board on which he or she served (during the periods that he or she served on those committees).  The Company encourages, but does not require, all of its directors to attend the Annual Meeting of Stockholders, and all directors attended the Annual Meeting in 2019.

Committees of the Board of Directors

The Board has three standing committees:  the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee.  As a Nasdaq Capital Market listed company, we are subject to the NASDAQ listing standards.  The Company is required under the NASDAQ listing standards to have a majority of independent directors and all of the members of the Audit Committee are required to comply with additional, heightened independence standards applicable to a director’s service on such committee.

Audit Committee – The Audit Committee consists of Ms. Gardner and Messrs. Fuller, Sundaram, Beasley, and Stanker (Chair), each of whom meets the general as well as the heightened independence standards set by applicable SEC rules and the NASDAQ listing standards.  In addition, the Board has determined that Mr. Stanker, Ms. Gardner, and Mr. Beasley are “audit committee financial experts” as defined by applicable SEC and NASDAQ rules.  The Audit Committee operates under a written charter adopted by the Board.  Management is responsible for the Company’s internal controls and preparing the Company’s consolidated financial statements.  The Company’s independent registered public accounting firm is responsible for performing an independent audit of the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and issuing a report thereon and the Committee is responsible for overseeing the conduct of these activities.  The Audit Committee appoints and engages the independent registered public accounting firm, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm and reviews the adequacy of the Company’s internal accounting controls.  The Audit Committee met nine times during fiscal year 2019.  See “Audit Committee Report” below.  The Audit Committee Charter is available on our website at www.gses.com.

Compensation Committee – The Compensation Committee consists of Dr. Sundaram (Chair), Mr. Stanker, Mr. Fuller, Mr. Beasley, and Ms. Gardner.  Dr. Sundaram, Mr. Stanker, Mr. Fuller, Mr. Beasley, and Ms. Gardner are all “independent” directors as that term is defined by applicable NASDAQ listing standards.  The Compensation Committee is responsible for recommending to the full Board the compensation for the Company’s executive officers, including the granting of awards under the Company’s 1995 Long-Term Incentive Plan, as amended (the “Long-Term Incentive Plan”).  The Compensation Committee met five times during fiscal year 2019, and members of the Compensation Committee provided further advice and recommendations to the Board as a whole on Compensation Committee matters at Board meetings.  The Compensation Committee operates pursuant to a written Charter which is available on our website at www.gses.com.

Nominating and Governance Committee – The Nominating and Governance Committee consists of Mr. Fuller, Mr. Stanker, Dr. Sundaram, Ms. Gardner, and Mr. Beasley (Chair).  All five members are “independent” directors as that term is defined by applicable NASDAQ listing standards.  The Nominating Committee selects and recommends to the full Board nominees for election as directors and oversees the Company’s corporate governance generally.  The Nominating Committee met five times during fiscal year 2019, and members of the Nominating and Governance Committee provided further advice and recommendations to the Board as a whole on Committee matters at Board meetings.  The Nominating Committee operates pursuant to a written Charter which is available on our website at www.gses.com.

Enhancements to Corporate Governance

Led by the Nominating and Governance Committee, the Board of Directors is committed to best practices in corporate governance.  The Board believes that good governance enhances stockholder value and goes beyond simply complying with the basic requirements of state law and NASDAQ and SEC rules and regulations.  Good governance means taking thoughtful approach to promote integrity, accountability, transparency, and the highest ethical standards.  The Board and its Nominating and Governance Committee are committed to having an engaged and independent Board that upholds the strictest ethical standards.  During 2019, the Board continued its efforts to analyze existing practices, evaluate best practices, and make improvements through adoption of revised policies and practices to ensure effective governance.  The Board anticipates that these efforts will continue to include the following:

Development of a Board Skills Matrix – When evaluating each director nominee and the potential needs and composition of the Board as a whole, the Nominating and Governance Committee looks for individuals with the potential to make significant contributions that will enhance the Board’s ability to continue to serve the long-term interests of the Company and its stockholders.  The Board also self-assesses its own strengths and weaknesses to identify skills that individuals may add to the Board.  To that end, the Nominating and Governance Committee has undertaken an effort to identify critical attributes, experiences, qualifications, and skills required of members of the Board to deliver long-term value to the stockholders of the Company.  From that list, the Board develops a matrix to ensure each of the identified critical attributes, experiences, qualifications, and skills are adequately represented among the Company’s directors.  The Nominating and Governance Committee and the Board will regularly review this skills matrix to confirm that it appropriately supports the Company’s long-term strategy.

Board Tenure and Diversity – As a key component of ensuring that the Board reflects an appropriate mix of attributes, experiences, qualifications, and skills, the Nominating and Governance Committee regularly reviews director diversity, tenure, and succession.  In recent years, the Board has experienced significant refreshment as a result of this process, adding new directors each of the past three years.  The Committee believes that in future years the Company will benefit from the deep Company knowledge and continuity of longer-tenured directors complemented by the fresh perspectives of newer directors.  In future years, relying in part on its developing skills matrix, the Company intends to pursue diversity in all forms to enhance the long-term value of the Company for its stockholders.

Self-Evaluation – Beginning in 2019, the Nominating and Governance Committee led an enhanced annual performance evaluation of the Board.  Board members completed questionnaires that collected information about the overall effectiveness of the Board and each Board committee together with specific commentary on strengths and weaknesses of these groups.  The evaluations were compiled and analyzed both quantitatively and qualitatively, and then discussed in detail within each Board committee and among the full Board.  Next, each director was asked to complete a questionnaire assessing the effectiveness of the individual Board members; following compilation and analysis, the Board chairman discussed these results individually with each director as a tool for self-analysis and improvement. The positive outcomes of the 2019 self-evaluation process confirm the Board’s view that self-evaluation of Board and committee performance is an integral part of its commitment to continuous improvement.

Whistleblower Policies and Ombudsman – The Board’s enhanced internal reporting and whistleblower mechanisms continued to operate during 2019, providing alternative outlets for complaints within the Company.  The Board has taken these steps to ensure that employee concerns and complaints reach the Board, and the Board receives reports from the Company Ethics and Compliance Officer on a quarterly basis.

Communications with the Board of Directors

The Board desires to foster open communications with its stockholders regarding issues of a legitimate business purpose affecting the Company.  Under the Board’s supervision, the Company makes a concerted effort to engage with stockholders to ensure that the Board considers their views and address their interests.  In addition to meeting with stockholders to discuss performance, strategy, and operations, the Company also engages with its stockholders to solicit their views on matters of corporate governance and other topics.  In addition to communicating with stockholders during our proxy season, Mr. Loudermilk, Mr. Pepe, and Mr. Fuller engage with many of our major stockholders to promote a constructive dialogue.

To this end, the Board has adopted policies and procedures to facilitate written communications by stockholders to the Board.  Persons wishing to write to our Board, a specific director, a committee of the Board, the Chairman of the Board of Directors, or the non-management directors as a group, should send correspondence to the Corporate Secretary at 1332 Londontown Blvd., Suite 200, Sykesville, Maryland 21784.

The Corporate Secretary will forward to the directors all communications that, in his judgment, are appropriate for consideration by the directors.  Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the stockholders, to the functioning of the Board, or to the affairs of the Company.  Any correspondence received that is addressed generically to the Board will be forwarded to the Chairman of the Board, with a copy to the Chair of the Audit Committee.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Ethics for the directors, Principal Executive Officers, and Senior Financial Officers of the Company and its subsidiaries, and a Conduct of Business Policy for directors, officers, and employees of the Company and its subsidiaries.  It is the Company’s intention to disclose any amendments to or waivers of such Code of Ethics or Conduct of Business Policy on the Company’s website at www.gses.com.  The Company’s Code of Ethics and Conduct of Business Policy is available on the Company’s website at www.gses.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires any person who was one of our executive officers, directors or who owned more than ten percent (10%) of any publicly traded class of our equity securities at any time during the fiscal year (the “Reporting Persons”), to file reports of ownership and changes in ownership of equity securities of the Company with the SEC.  These Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) filings.

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to the Company during the most recent fiscal year, and Forms 5 and amendments thereto with respect to its most recent fiscal year, or written representations from certain Reporting Persons that such filings were not required, the Company believes that all forms except for one were filed in a timely manner in 2019; one Form 4 was filed late by one day in March 2019 for Christopher Sorrells.

ITEM 11.                          EXECUTIVE COMPENSATION

In 2019, the Compensation Committee once again engaged the services of a compensation consultant, Aon Consulting, Inc. (“Aon”), to evaluate the compensation practice of the Company with respect to its Named Executive Officers, benchmark that compensation against similar companies, and offer recommendations as to how the Compensation Committee could align incentive compensation with the Company’s long-term strategy.  Aon regularly partners with compensation committees and management teams to help guide their approach to setting executive pay.  Aon maintains policies and procedures to avoid conflicts of interest, performs no other work for the Company, and does not trade in the Company’s common stock.  There are no business or personal relationships among Aon and the Named Executive Officers or members of the Compensation Committee.  As a result of the compensation review process, the Board adopted certain benchmarks with regard to Company performance in 2020 and beyond that the Board believes will best align Executive Compensation with the investment thesis and long-term plan that the Company has articulated to its stockholders.

Summary Compensation Table

The following table sets forth all plan and non-plan compensation awarded to, earned by or paid for all services rendered in all capacities to the Company and its subsidiaries by the Named Executive Officers for each of the last two completed fiscal years.  The Named Executive Officers listed in the following table include our principal executive officer (“PEO”) and our two most highly compensated officers other than the PEO.

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation	Total
Kyle J. Loudermilk	2019	$425,000	$-	$691,074	$-	$17,161	$1,133,235
Chief Executive Officer	2018	$371,400	$-	$270,374	$334,260	$13,465	$989,499
Christopher D. Sorrells	2019	$350,000(3)	$-	$414,645	$-	$8,664	$685,809
Chief Operating Officer	2018	$307,805	$-	$149,351	$277,025	$8,802	$742,983
Emmett A. Pepe	2019	$300,000	$-	$276,429	$-	$10,874	$587,303
Chief Financial Officer	2018	$265,300	$-	$102,999	$191,016	$10,719	$570,034
Paul T. Abbott	2019	$257,500	$54,262(4)	$25,800	$-	$10,086	$347,648
President, NITC Division	2018	$250,000	$61,131(4)	$-	$125,000	$6,666	$442,797

(1)            The amounts in this column reflect the aggregate grant date fair value of RSU awards, as computed in accordance with generally accepted accounting principles, assuming no forfeitures, for awards granted pursuant to the Long-Term Incentive Plan.  Assumptions used in the calculation of these amounts are included in Note 17 to the Company’s audited financial statements for the fiscal year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 11, 2020.

(2)            Reflects amounts earned under an executive bonus plan approved by the Compensation Committee of the Board of Directors.  For 2019, each of Mr. Loudermilk, Mr. Sorrells, and Mr. Pepe were eligible to receive a cash bonus with a potential value up to 100% of the their salary in the event of over-achievement of financial targets, while Mr. Abbott was eligible to receive a cash bonus with a potential value up to 50% of his salary.  The Company failed to achieve the minimum financial performance targets set forth in the 2019 executive bonus plan, and therefore the Board of Directors determined that no executive bonuses were payable with respect to 2019.

(3)            A portion of this amount was salary continuation pay pursuant to a Separation Agreement, described more fully below.

(4)            These amounts reflect quarterly bonus amounts paid to Mr. Abbott during 2018 and 2019 pursuant to a separate Bonus Agreement between the Company and Mr. Abbott dated November 13, 2017.

Outstanding Equity Awards at December 31, 2019

The following tables set forth certain information with respect to unexercised options and unvested restricted share unit (“RSU”) awards held by the Named Executive Officers at the end of the fiscal year ended December 31, 2019.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options at 12/31/2019				Equity Incentive Plan Awards
Name	Exercisable	Un-exercisable	Option Exercise Price ($/share)	Option Expiration Date	Number of RSUs that have not vested		Market value of RSUs that have not vested (1)
Kyle J. Loudermilk	-	-	$-		658,334	(2)	$1,086,251

Christopher D. Sorrells	-	-	$-		356,430	(3)	$588,110

Emmett A. Pepe	-	-	$-		187,335	(4)	$309,103

Paul T. Abbott	-	-	$-		128,753	(5)	$212,442

(1)            Market value is based on the closing market price of the Common Stock on the last trading day of the year, December 31, 2019, of $1.65.

(2)            These stock awards vest as follows:  (a) 200,000 performance-restricted stock units (“PRSUs”) vest when the volume-weighted average price (“VWAP”) of the Common Stock over a 30-day period exceeds $4.25 per share; (b) 250,000 PRSUs vest when the VWAP of the Common Stock over a 30-day period exceeds $6.00 per share, with 70,000 of these PRSUs to be settled in Common Stock and the remaining 180,000 to be settled in cash upon vesting; (c) 14,881 time-restricted stock units (“TRSUs”) vest on each of March 31, 2020, June 30, 2020, September 30, 2020; and December 31, 2020; (d) up to 74,405 PRSUs vest based on the Company’s total revenue earned during fiscal year 2021, with 44,643 vesting upon achievement of the minimum target of $200 million in total revenue for 2021, up to another 14,881 PRSUs vesting upon achievement of total revenue between $200 million and $250 million for 2021, and up to another 14,881 PRSUs vesting upon achievement of total revenue between $250 million and $300 million for 2021 (pro-rated in each of the last two cases for 2021 revenue amounts between $200 million and $250 million and between $250 million and $300 million, respectively; and (e) up to 74,405 PRSUs vest based on the Company’s Adjusted EBITDA during fiscal year 2021, with 44,643 vesting upon achievement of the minimum target of $20 million in Adjusted EBITDA for 2021, up to another 14,881 PRSUs vesting upon achievement of Adjusted EBITDA between $20 million and $25 million for 2021, and up to another 14,881 PRSUs vesting upon achievement of Adjusted EBITDA between $25 million and $30 million for 2021 (pro-rated in each of the last two cases for 2021 Adjusted EBITDA amounts between $20 million and $25 million and between $25 million and $30 million, respectively.

(3)            These stock awards vest as follows:  (a) 125,000 PRSUs vest when the VWAP of the Common Stock over a 30-day period exceeds $4.25 per share; (b) 160,000 PRSUs vest when the VWAP of the Common Stock over a 30-day period exceeds $6.00 per share, with 85,000 of these PRSUs to be settled in Common Stock and the remaining 75,000 to be settled in cash upon vesting; and (c) up to 71,430 PRSUs vest, if at all, upon a change of control of the Company on or prior to September 30, 2020, with the actual number of PRSUs that would vest to be calculated based on (i) the ratio of the Company’s total revenue earned during the 12-month period prior to the change of control compared to $250 million, multiplied by 35,715 PRSUs, and (ii) the ratio of the Company’s Adjusted EBITDA during the 12-month period prior to the change of control compared to $25 million, multiplied by 35,715 PRSUs.

(4)            These stock awards vest as follows:  (a) 48,000 PRSUs vest when the VWAP of the Common Stock over a 30-day period exceeds $4.25 per share; (b) 56,000 PRSUs vest when the VWAP of the Common Stock over a 30-day period exceeds $6.00 per share; (c) 5,952 TRSUs vest on each of March 31, 2020, June 30, 2020, and September 30, 2020; (d) 5,955 TRSUs vest on December 31, 2020; (e) up to 29,762 PRSUs vest based on the Company’s total revenue earned during fiscal year 2021, with 17,858 vesting upon achievement of the minimum target of $200 million in total revenue for 2021, up to another 5,952 PRSUs vesting upon achievement of total revenue between $200 million and $250 million for 2021, and up to another 5,952 PRSUs vesting upon achievement of total revenue between $250 million and $300 million for 2021 (pro-rated in each of the last two cases for 2021 revenue amounts between $200 million and $250 million and between $250 million and $300 million, respectively; and (f) up to 29,762 PRSUs vest based on the Company’s Adjusted EBITDA during fiscal year 2021, with 17,858 vesting upon achievement of the minimum target of $20 million in Adjusted EBITDA for 2021, up to another 5,952 PRSUs vesting upon achievement of Adjusted EBITDA between $20 million and $25 million for 2021, and up to another 5,952 PRSUs vesting upon achievement of Adjusted EBITDA between $25 million and $30 million for 2021 (pro-rated in each of the last two cases for 2021 Adjusted EBITDA amounts between $20 million and $25 million and between $25 million and $30 million, respectively.

(5)            These stock awards vest as follows:  (a) 50,000 PRSUs vest when the VWAP of the Common Stock over a 30-day period exceeds $4.25 per share; (b) 50,000 PRSUs vest when the VWAP of the Common Stock over a 30-day period exceeds $6.00 per share; (c) 9,583 TRSUs vest on each of March 31, 2020, June 30, 2020, and September 30, 2020; and (d) 9,587 TRSUs vest on December 31, 2020.

Employment Agreements – All of the Named Executive Officers have entered into employment agreements.  The terms of all of such agreements are summarized below.

Loudermilk Employment Agreement – Mr. Loudermilk entered into an employment agreement with the Company, dated July 1, 2015, as amended July 1, 2016, June 12, 2017 and January 11, 2019 (the “Loudermilk Employment Agreement”), which provides that he will serve as the Chief Executive Officer and President of the Company for a term ended on December 31, 2018.  The term was extended, and will automatically extend, for additional one-year periods unless either Mr. Loudermilk or the Company decides not to extend the term.  Under the Loudermilk Employment Agreement, Mr. Loudermilk is entitled to a base salary of at least $350,000, which may be increased (but not decreased) by the Compensation Committee.  For the year ended December 31, 2019, the Compensation Committee increased Mr. Loudermilk’s base salary to $425,000.  In addition, Mr. Loudermilk is entitled to a bonus of a certain percentage of his base salary, subject to achievement of annual performance goals.  In 2019, Mr. Loudermilk was eligible to earn a bonus of up to $425,000; based on the Company’s financial performance, however, no bonus was paid to Mr. Loudermilk for 2019.  Mr. Loudermilk is entitled to participate in all employee benefits available to senior executives or employees of the Company.

Benefits include a 401(k) savings plan, which is a tax-qualified retirement savings plan pursuant to which all U.S. employees, including the Named Executive Officers, are able to contribute up to the limit prescribed by the Internal Revenue Code (a) on a before-tax basis for traditional 401(k) participants, and (b) on a post-tax basis for Roth 401(k) participants.  The Company matches 50% of contributions up to 6% of eligible compensation to all 401(k) plan participants other than certain field professionals working for Hyperspring, LLC, and Absolute Consulting, Inc., subject to IRS compensation limits.

The Loudermilk Employment Agreement will terminate prior to the end of its term if certain events occur.  If the Loudermilk Employment Agreement terminates due to Mr. Loudermilk’s death, disability, or for “Cause”, the Company will pay him through the date of termination.  Termination for “Cause” includes:  willful and continued failure by Mr. Loudermilk to perform his duties (other than as a result of disability) after 30 days’ notice and opportunity to cure; his willful engaging in misconduct that materially adversely affects the Company’s business or prospects; his felony conviction or plea of no contest to a crime of moral turpitude; abuse of alcohol or drugs affecting his performance; or material breach of a material term of the Loudermilk Employment Agreement.

If the Company terminates the Loudermilk Employment Agreement for any reason other than death, disability, or Cause, or if Mr. Loudermilk terminates the Loudermilk Employment Agreement for “Good Reason”, the Company will pay Mr. Loudermilk 12 months’ salary, payable as and when salaries are generally paid to executive officers, and he will continue to be eligible to participate in all medical, dental, life insurance, and 401(k) plan benefits for that 12-month period.  He will also receive a prorated bonus to the extent he otherwise would have earned one had he remained employed through the end of the year of termination, payable within the first quarter of the following year.  Mr. Loudermilk’s unvested restricted stock units are forfeited upon termination of his employment, except that a certain percentage of the PRSUs previously granted to him may vest if his employment is terminated by the Company without Cause or by him for Good Reason.  Mr. Loudermilk may terminate the Loudermilk Employment Agreement for “Good Reason” if:  his duties, responsibilities or authority are materially reduced without his consent; his base salary and bonus opportunity are reduced; his benefits are discontinued or materially reduced, in the aggregate; his primary office is moved more than fifty (50) miles from his current office; or the Company materially breaches the Loudermilk Employment Agreement.

The Loudermilk Employment Agreement provides Mr. Loudermilk with benefits in the event of a Change of Control that are different from those described above.  Those benefits are triggered if he terminates his employment for Good Reason (defined above) or the Company terminates his employment for any reason other than Cause (defined above), in each case within one year following the effective date of a Change of Control (defined below).  Those benefits are payable in lieu of any other termination benefits and consist of the following:  Mr. Loudermilk will receive his base salary and benefits for a period of 12 months from the date of termination of his employment, payable as and when salaries are generally paid to executive officers of the Company, and he will also receive, on the date of termination, a lump sum equal to the greater of (i) the actual amount of bonus earned as of the date of termination or (ii) the target amount of bonus for the period during which his employment terminates.  In addition, upon a Change of Control, a certain percentage of Mr. Loudermilk’s PRSUs may vest based on the date of the Change of Control and the volume-weighted average Price (“VWAP”) of the Common Stock at that time.

A “Change of Control” occurs if either of the following events occur:  (1) Any person not in control of the Company as of the date of the Loudermilk Employment Agreement (other than an employee benefit plan of the Company, or a company owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of voting securities of the Company) becomes the beneficial owner of a majority of the combined voting power of the Company; or (2) the stockholders of the Company approve:  (x) a plan of complete liquidation of the Company; (y) an agreement for the sale or disposition of all or substantially all the Company’s assets; or (z) a merger, consolidation, or reorganization of the Company with or involving any other corporation, other than a merger, consolidation, or reorganization that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least a majority of the combined voting power of the voting securities of the Company (or such surviving entity) outstanding immediately after such merger, consolidation, or reorganization.

Mr. Loudermilk agreed during the term of the Loudermilk Employment Agreement, and for a one-year period following termination of the Loudermilk Employment Agreement, not to compete with Company or solicit employees or customers of the Company.

In 2019, the Company entered into a Retention Agreement with Mr. Loudermilk (the “Retention Agreement”). The Retention Agreement provides for payment of a cash bonus on July 1, 2020, so long as he remains employed by the Company and has not given notice of resignation or retirement as of that date. The bonus would also be made upon the occurrence of a Change of Control, as defined above (the earlier of such an occurrence or the July 1, 2020, date being the “Retention Date”). Under the Retention Agreement, on the Retention Date, Mr. Loudermilk would be entitled to a bonus in the amount of $100,000, in addition to any amounts provided under his Employment Agreement.

Sorrells Employment Agreement – Mr. Sorrells entered into an employment agreement with the Company, dated August 15, 2016, as amended June 12, 2017, and January 11, 2019 (the “Sorrells Employment Agreement”), which provided that he will serve as the Chief Operating Officer of the Company for a term that ended on December 31, 2018.  The term was extended through December 31, 2019.  Under the Sorrells Employment Agreement, Mr. Sorrells was entitled to a base salary of at least $290,000, which may be increased (but not decreased) by the Compensation Committee.  For the year ended December 31, 2018, the Compensation Committee increased Mr. Sorrells’s base salary to $350,000.  In addition, Mr. Sorrells was entitled to a bonus of a certain percentage of his base salary, subject to achievement of annual performance goals.  In 2019, Mr. Sorrells was eligible to earn a bonus of up to $350,000; due to Mr. Sorrells’s resignation on September 30, 2020, and entry into a Separation Agreement as described below (the “Separation Agreement”), Mr. Sorrells was paid an agreed bonus amount of $35,000 with respect to 2019.  Mr. Sorrells was entitled to participate in all employee benefits available to senior executives or employees of the Company, and pursuant to the Separation Agreement these benefits will continue until September 30, 2020.

The Sorrells Employment Agreement would have terminated prior to the end of its term if certain events had occurred.  If the Sorrells Employment Agreement had terminated due to Mr. Sorrells’s death, disability, or for Cause (as defined above for Mr. Loudermilk), the Company would have paid him through the date of termination.  None of these events occurred prior to Mr. Sorrells’s resignation.

If the Company terminated the Sorrells Employment Agreement for any reason other than death, disability, or Cause, or if Mr. Sorrells terminated the Sorrells Employment Agreement for Good Reason (as defined above for Mr. Loudermilk), the Company would pay Mr. Sorrells twelve months’ salary, payable as and when salaries are generally paid to executive officers, and he would continue to be eligible to participate in all medical, dental, life insurance, and 401(k) plan benefits for that 12-month period.  He would also receive a prorated bonus to the extent he otherwise would have earned one had he remained employed through the end of the year of termination, payable within the first quarter of the following year.  As described below, the Separation Agreement contains provisions effectuating these terms.  Pursuant to the relevant grant agreements, Mr. Sorrells’s unvested restricted stock units would be forfeited upon termination of his employment, except that a certain percentage of PRSUs may vest if his employment is terminated by the Company without Cause or by him for Good Reason.  Notwithstanding these provisions, the Company and Mr. Sorrells agreed to certain accelerated vesting terms for his unvested RSUs as described below.

The Sorrells Employment Agreement provided Mr. Sorrells with benefits in the event of a Change in Control that were different from those described above.  Those benefits would have been triggered if he terminated his employment for Good Reason (defined above) or the Company terminated his employment for any reason other than Cause (defined above), in each case within one year following the effective date of a Change of Control.  Those benefits would be payable in lieu of any other termination benefits and consist of the following:  Mr. Sorrells would receive his base salary and benefits for a period of 12 months from the date of termination of his employment, payable as and when salaries are generally paid to executive officers of the Company, and he would also receive, on the date of termination, a lump sum equal to the greater of (i) the actual amount of bonus earned as of the date of termination or (ii) the target amount of bonus for the period during which his employment terminates.  In addition, upon a Change of Control, a certain percentage of Mr. Sorrells’s PRSUs may vest based on the date of the Change of Control and the VWAP of the Common Stock at that time.  As described below, the Separation Agreement includes terms replacing these provisions.

Mr. Sorrells agreed during the term of the Sorrells Employment Agreement, and for a one-year period following termination of the Sorrells Employment Agreement, not to compete with Company or solicit employees or customers of the Company.

The Separation Agreement provided that Mr. Sorrells’s employment would end as of September 30, 2019.  In exchange for Mr. Sorrells’s resignation from the Company’s Board of Directors and various mutual releases and covenants, the Company and Mr. Sorrells agreed that the Company would continue to pay him his base salary for a period of fourteen months on the Company’s ‘regular payroll dates, and that the Company would fund the cost of Mr. Sorrells’s COBRA benefits for a period of twelve months if he elected to receive them.  The Company also agreed to pay Mr. Sorrells 10% of his 2019 bonus eligibility in March 2020.  All other benefits and compensation were terminated.  Finally, the Company also agreed (a) to amend Mr. Sorrells’ time-restricted share unit grant agreements to accelerate the vesting of his then-unvested TRSUs to September 30, 2019; (b) to amend Mr. Sorrells’s performance-vesting restricted share unit grant agreements to extend the performance period during which such PRSUs may vest if the performance criteria are satisfied until September 30, 2020.

Pepe Employment Agreement – Mr. Pepe entered into an employment agreement with the Company, dated July 1, 2016, as amended June 12, 2017, and January 11, 2019 (the “Pepe Employment Agreement”), which provides that he will serve as the Chief Financial Officer of the Company for a term that ended on December 31, 2018.  The term was extended, and will automatically extend, for additional one-year periods unless either Mr. Pepe or the Company decides not to extend the term.  Under the Pepe Employment Agreement, Mr. Pepe is entitled to a base salary of at least $250,000, which may be increased (but not decreased) by the Board of Directors.  For the year ended December 31, 2019, the Compensation Committee increased Mr. Pepe’s base salary to $300,000.  In addition, Mr. Pepe is entitled to a bonus of a certain percentage of his base salary, subject to achievement of annual performance goals.  In 2019, Mr. Pepe was eligible to earn a bonus of up to $300,000; based on the Company’s financial performance, however, no bonus was paid to Mr. Pepe for 2019.  Mr. Pepe is entitled to participate in all employee benefits available to senior executives or employees of the Company.

The Pepe Employment Agreement will terminate prior to the end of its term if certain events occur.  If the Pepe Employment Agreement terminates due to Mr. Pepe’s death, disability, or for Cause (as defined above for Mr. Loudermilk), the Company will pay him through the date of termination.

If the Company terminates the Pepe Employment Agreement for any reason other than death, disability, or Cause, or if Mr. Pepe terminates the Pepe Employment Agreement for Good Reason (as defined above for Mr. Loudermilk), the Company will pay Mr. Pepe twelve months’ salary, payable as and when salaries are generally paid to executive officers, and he will continue to be eligible to participate in all medical, dental, life insurance, and 401(k) plan benefits for that 12-month period.  He will also receive a prorated bonus to the extent he otherwise would have earned one had he remained employed through the end of the year of termination, payable within the first quarter of the following year.  Mr. Pepe’s unvested restricted stock units are forfeited upon his termination of employment, except that a certain percentage of PRSUs may vest if his employment is terminated by the Company without Cause or by him for Good Reason.

The Pepe Employment Agreement provides Mr. Pepe with benefits in the event of a Change in Control that are different from those described above.  Those benefits are triggered if he terminates his employment for Good Reason (defined above) or the Company terminates his employment for any reason other than Cause (defined above), in each case within one year following the effective date of a Change of Control.  Those benefits are payable in lieu of any other termination benefits and consist of the following:  Mr. Pepe will receive his base salary and benefits for a period of 12 months from the date of termination of his employment, payable as and when salaries are generally paid to executive officers of the Company, and he will also receive, on the date of termination, a lump sum equal to greater of (i) the actual amount of bonus earned as of the date of termination or (ii) the target amount of bonus for the period during which his employment terminates.  In addition, upon a Change of Control, a certain percentage of Mr. Pepe’s PRSUs may vest based on the date of the Change of Control and the VWAP of the Common Stock at that time.

Mr. Pepe agreed during the term of the Pepe Employment Agreement, and for a one-year period following termination of the Pepe Employment Agreement, not to compete with Company or solicit employees or customers of the Company.

In 2019, the Company entered into a Retention Agreement with Mr. Pepe (the “Retention Agreement”). The Retention Agreement provides for payment of a cash bonus on July 1, 2020, so long as he remains employed by the Company and has not given notice of resignation or retirement as of that date. The bonus would also be made upon the occurrence of a Change of Control, as defined above (the earlier of such an occurrence or the July 1, 2020, date being the “Retention Date”). Under the Retention Agreement, on the Retention Date, Mr. Pepe would be entitled to a bonus in the amount of $70,000, in addition to any amounts provided under his Employment Agreement.

Abbott Employment Agreements – Mr. Abbott entered into an employment agreement with the Company, dated November 15, 2017 (the “Abbott Employment Agreement”), which provides that he will serve as the President, GSE Absolute/Hyperspring Division of the Company for a term that ends on December 31, 2020.  The term will automatically extend for additional one-year periods unless either Mr. Abbott or the Company decides not to extend the term.  Under the Abbott Employment Agreement, Mr. Abbott is entitled to a base salary of at least $250,000, which may be increased (but not decreased) by the Board of Directors.  For the year ended December 31, 2019, the Company increased Mr. Abbott’s base salary to $257,500.  In addition, Mr. Abbott is entitled to a bonus of a certain percentage of his base salary, subject to achievement of annual performance goals.  In 2019, Mr. Abbott was eligible to earn a bonus of up to $128,750; based on the Company’s financial performance, however, no bonus was paid to Mr. Abbott for 2019.  In addition, pursuant to a separate Bonus Agreement between the Company and Mr. Abbott dated November 13, 2017, Mr. Abbott earned quarterly bonuses in 2019 for a total amount of $54,262.  Mr. Abbott is entitled to participate in all employee benefits available to senior executives or employees of the Company.  The Abbott Employment Agreement will terminate prior to the end of its term if certain events occur.  If the Abbott Employment Agreement terminates due to Mr. Abbott’s death, disability, or for Cause (as defined above for Mr. Loudermilk), the Company will pay him through the date of termination.

If the Company terminates the Abbott Employment Agreement for any reason other than death, disability, or Cause, or if Mr. Abbott terminates the Abbott Employment Agreement for Good Reason (as defined above for Mr. Loudermilk), the Company will pay Mr. Abbott six months’ salary, payable as and when salaries are generally paid to executive officers, and he will continue to be eligible to participate in all medical, dental, life insurance, and 401(k) plan benefits for that six-month period.  He will also receive a prorated bonus to the extent he otherwise would have earned one had he remained employed through the end of the year of termination, payable within the first quarter of the following year.  Mr. Abbott’s unvested restricted stock units are forfeited upon his termination of employment, except that a certain percentage of PRSUs may vest if his employment is terminated by the Company without Cause or by him for Good Reason.

The Abbott Employment Agreement provides Mr. Abbott with benefits in the event of a Change in Control that are different from those described above.  Those benefits are triggered if he terminates his employment for Good Reason (defined above) or the Company terminates his employment for any reason other than Cause (defined above), in each case within one year following the effective date of a Change of Control.  Those benefits are payable in lieu of any other termination benefits and consist of the following:  Mr. Abbott will receive his base salary and benefits for a period of six months from the date of termination of his employment, payable as and when salaries are generally paid to executive officers of the Company, and he will also receive, on the date of termination, a lump sum equal to 50% of the average of the bonus amounts paid to him for the two years prior to the year in which the Change of Control takes place.  In addition, upon a Change of Control, a certain percentage of Mr. Abbott’s PRSUs may vest based on the date of the Change of Control and the VWAP of the Common Stock at that time.

Mr. Abbott agreed during the term of the Abbott Employment Agreement, and for a one-year period following termination of the Abbott Employment Agreement, not to compete with Company or solicit employees or customers of the Company.

COMPENSATION OF DIRECTORS
As more fully described below, during 2019 the Company (a) paid cash compensation and (b) granted time-vesting restricted stock units (TRSUs) to directors who were classified as “independent directors” based upon the SEC and NASDAQ criteria for director independence.

(a)
Annual Cash Compensation:  Following the 2019 Annual Meeting of the stockholders, based upon input from the Board’s independent compensation consultant, the Board adopted a revised compensation plan for non-employee directors that is better aligned with the Company’s peers.  Pursuant to the current compensation plan:  (a) each non-employee director is paid annual cash compensation of $30,000; (b) each non-employee director also is paid cash compensation of $2,500 for each Board committee on which the director serves; (c) the Chairman of the Board of Directors is paid additional cash compensation of $10,000; and (d) the Chairs of each of the Compensation Committee, Audit Committee, and Nominating and Governance Committee are paid additional annual cash compensation of $5,000.  The foregoing cash compensation amounts are paid in equal quarterly installments for each quarter in which the director served.

(b)
TRSUs Granted:  In addition, based on advice from the Board’s independent compensation consultant, the Board granted to each independent director a number of TRSUs from the Long-Term Incentive Plan determined by dividing $60,000 by the closing price per share of the Common Stock on the last trading day prior to the grant, vesting at the earlier of 12 months after the date of grant or the Company’s subsequent annual meeting.

The table below summarizes the compensation paid by the Company to independent directors.

	Fees Earned	Stock
	or Paid in Cash	Awards(1)	Total

J. Barnie Beasley	$38,750	$59,999	$98,749	(2)
John D. Fuller	$43,750	$59,999	$103,749	(3)
Kathryn O’Connor Gardner	$9,375	$29,016	$38,391	(4)
James H. Stanker	$39,375	$59,999	$99,374	(5)
Suresh Sundaram	$39,375	$59,999	$99,374	(6)

(1)
The amounts in this column reflect the aggregate grant date fair value of TRSUs, as computed in accordance with generally accepted accounting principles, assuming no forfeitures, for awards granted pursuant to the Long-Term Incentive Plan.  Assumptions used in the calculation of the stock award values are included in Note 17 to the Company’s audited financial statements for the fiscal year ended December 31, 2019, included herewith.

(2)
Mr. Beasley was awarded 25,316 TRSUs in June 2019 having an aggregate grant date fair value of $59,999.  In addition, 7,911 TRSUs that were granted to Mr. Beasley in 2018 vested during 2019, resulting in the issuance to Mr. Beasley of 7,911 shares of Common Stock valued at the date of vesting at $2.23 per share (these shares are not included in the “Stock Awards” column for Mr. Beasley because the underlying TRSUs were granted during 2018).  At fiscal year-end, Mr. Beasley had no stock options and 25,316 TRSUs outstanding.

(3)
Mr. Fuller was awarded 25,316 TRSUs in June 2019 having an aggregate grant date fair value of $59,999.  In addition, 7,911 TRSUs that were granted to Mr. Fuller in 2018 vested during 2019, resulting in the issuance to Mr. Fuller of 7,911 shares of Common Stock valued at the date of vesting at $2.23 per share (these shares are not included in the “Stock Awards” column for Mr. Fuller because the underlying TRSUs were granted during 2018).  At fiscal year-end, Mr. Fuller had no stock options and 25,316 TRSUs outstanding.

(4)	Ms. Gardner was awarded 23,590 TRSUs in December 2019 having an aggregate grant date fair value of $29,016. At fiscal year-end, Ms. Gardner had no stock options and 23,590 TRSUs outstanding.
(5)
Mr. Stanker was awarded 25,316 TRSUs in June 2019 having an aggregate grant date fair value of $59,999.  In addition, 7,911 TRSUs that were granted to Mr. Stanker in 2018 vested during 2019, resulting in the issuance to Mr. Stanker of 7,911 shares of Common Stock valued at the date of vesting at $2.23 per share (these shares are not included in the “Stock Awards” column for Mr. Stanker because the underlying TRSUs were granted during 2018).  At fiscal year-end, Mr. Stanker had no stock options and 25,316 TRSUs outstanding.

(6)
Dr. Sundaram was awarded 25,316 TRSUs in June 2019 having an aggregate grant date fair value of $59,999.  In addition, 7,911 TRSUs that were granted to Dr. Sundaram in 2018 vested during 2019, resulting in the issuance to Dr. Sundaram of 7,911 shares of Common Stock valued at the date of vesting at $2.23 per share (these shares are not included in the “Stock Awards” column for Dr. Sundaram because the underlying TRSUs were granted during 2018).  At fiscal year-end, Dr. Sundaram had no stock options and 25,316 TRSUs outstanding.

Through its Compensation Committee, the Board intends to continue assessing the manner in which it compensates its non-employee directors and to consider and implement further modifications to its compensation policies as necessary to continue to attract high-quality individuals to serve on the Board and to align its compensation of non-employee directors with best practices observed by similar companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Voting Securities and Principal Holders Thereof

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Common Stock as of May 1, 2020 (the “Measurement Date”), by (1) all beneficial owners of 5% or more of the Common Stock; (2) each director and nominee for election as director; (3) each executive officer named in the Summary Compensation Table appearing in Item 11 hereof (the “Named Executive Officers”); and (4) all executive officers, directors and nominees of the Company as a group.  The number of shares beneficially owned by each person is determined under the rules of the Securities and Exchange Commission (the “SEC”) and the information is not necessarily indicative of beneficial ownership for any other purpose.  SEC rules deem a person to be the beneficial owner of any securities which that person has the right to acquire within 60 days of the Measurement Date.  The Common Stock is the only class of voting securities of the Company.  Except as otherwise indicated in the footnotes to the tables below, the Company believes that the beneficial owners of the Common Stock have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Unless otherwise indicated, the address for each of the stockholders listed below is c/o GSE Systems, Inc., 1332 Londontown Blvd., Suite 200, Sykesville, Maryland 21784.

Name of Beneficial Owner	GSE Common Stock Amount and Nature of Beneficial Ownership (A)(1)		Percent of Class (B)(1)
Beneficial Owners:

NGP Energy Technology Partners II, L.P. 1700 K St. NW, Suite 750 Washington, DC 20006	2,616,525	(2)	12.9%

Polar Asset Management Partners Inc. 401 Bay Street, Suite 1900 P.O. Box 19 Toronto, Ontario, M5H 2Y4, Canada	2,000,000	(3)	9.8%

PVAM Perlus Microcap Fund L.P. c/o Conyers Trust Company (Cayman) Limited Cricket Square, Hutchins Drive, P.O. Box 2681 Grand Cayman, KY1-1111, Cayman Islands PVAM Holdings Ltd. and Pacific View Asset Management (UK) LLP 8th Floor, 20 Farringdon Street London, EC4A 4AB, United Kingdom	1,658,819	(4)	8.2%

Needham Asset Management, LLC, Needham Investment Management L.L.C., Needham Aggressive Growth Fund, and George A. Needham 250 Park Avenue, 10th Floor New York, NY 10177-1099	1,100,683	(5)	5.4%

(table continued) Name of Beneficial Owner	GSE Common Stock Amount and Nature of Beneficial Ownership (A)(1)		Percent of Class (B)(1)

Board and Management
J. Barnie Beasley	33,227	(6)	*
John D. Fuller	40,579	(7)	*
Kathryn O’Connor Gardner	23,590	(8)
James H. Stanker	48,118	(9)	*
Suresh Sundaram	51,961	(10)	*
Kyle J. Loudermilk	470,803	(11)	2.3%
Emmett A. Pepe	132,751	(12)	*
Christopher D. Sorrells	418,451	(13)	2.1%
Paul T. Abbott	110,003	(14)	*

Directors and Executive Officers as a group (9 persons)	1,388,160	(15)	6.8%

*	Less than one percent.
(A)	This table is based on information supplied by officers, directors and principal stockholders of the Company and on any Schedules 13D or 13G filed with the SEC.
(B)	Applicable percentages are based on 20,319,396 shares outstanding on the Measurement Date, adjusted where applicable for each owner as required by rules promulgated by the SEC.
(1)	Includes all time-restricted stock units vesting within 60 days of the Measurement Date.
(2)
Based on a Schedule 13G filed with the SEC on February 13, 2020, by NGP Energy Technology Partners II, L.P., on its own behalf and on behalf of NGP ETP II, L.L.C., Energy Technology Partners, L.L.C., and Philip J. Deutch. Each of the Reporting Persons other than NGP Energy Technology Partners II, L.P., disclaim beneficial ownership over the securities reported except to the extent of the Reporting Persons’ pecuniary interest therein.

(3)
Based on a Schedule 13G filed with the SEC on February 11, 2020, by Polar Asset Management Partners Inc.  Polar Asset Management Partners Inc. serves as investment advisor to Polar Multi-Strategy Master Fund, Polar Micro-Cap Fund, Polar Micro-Cap Fund II L.P., and certain managed accounts, with respect to the shares of Common Stock, and shares with such entities collectively the right to receive or the power to direct the receipt of dividends therefrom or the proceeds of sale thereof.

(4)
Based on a Schedule 13G/A filed with the SEC on February 14, 2020, on behalf of PVAM Perlus Microcap Fund L.P., PVAM Holdings Ltd., and Pacific View Asset Management (UK) LLP, as reporting persons with respect to the shares of Common Stock.

(5)
Based on a Schedule 13G filed with the SEC on February 14, 2020, by Needham Asset Management, LLC, Needham Investment Management L.L.C., Needham Aggressive Growth Fund, and George A. Needham.  Each of Needham Asset Management, LLC, Needham Investment Management L.L.C., and George A. Needham share voting and dispositive power with respect to 1,100,683 shares of Common Stock, while Needham Aggressive Growth Fund shares voting and dispositive power with respect to 1,052,625 shares of Common Stock.

(6)	Includes 7,911 shares of Common Stock owned directly by Mr. Beasley and 25,316 shares of Common Stock issuable upon vesting of time-restricted stock units held by Mr. Beasley.
(7)	Includes 15,263 shares of Common Stock owned directly by Mr. Fuller and 25,316 shares of Common Stock issuable upon vesting of time-restricted stock units held by Mr. Fuller.
(8)	Includes 23,590 shares of Common Stock issuable upon vesting of time-restricted stock units held by Ms. Gardner.
(9)	Includes 22,802 shares of Common Stock owned directly by Mr. Stanker and 25,316 shares of Common Stock issuable upon vesting of time-restricted stock units held by Mr. Stanker.
(10)	Includes 26,645 shares of Common Stock owned directly by Dr. Sundaram and 25,316 shares of Common Stock issuable upon vesting of time-restricted stock units held by Dr. Sundaram.
(11)	Includes 470,803 shares of Common Stock owned directly by Mr. Loudermilk.
(12)	Includes 132,751 shares of Common Stock owned directly by Mr. Pepe.
(13)
Includes 418,451 shares of Common Stock owned directly by Mr. Sorrells as of his departure from the Company on September 30, 2019.  The Company is not apprised of any changes in Mr. Sorrells’s ownership after that date.

(14)            Includes 110,003 shares of Common Stock owned directly by Mr. Abbott.
(15)
Includes 1,231,254 shares of Common Stock owned directly by the directors and executive officers and 156,906 shares of Common Stock issuable upon vesting of time-restricted stock units held by the directors and executive officers.

The following table sets forth the equity compensation plan information for the year ended December 31, 2019:
Plan Category		Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	Options	5,000	$1.65
RSUs		1,951,208	$1.49
		1,956,208	$1.49	1,599,241
Equity compensation plans not approved by security holders		--	$--	--
Total		1,956,208	$1.49	1,599,241

Table above excludes 255,000 RSUs granted under the Company’s 1995 Long-Term Incentive Plan that are settled in cash instead of shares.

For a description of the material terms of our stock-based compensation plans, see Notes 16 and 17 to the consolidated financial statements in Item 8 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Party Transactions

It is the Company’s policy that any transactions with related parties are to be reviewed and approved by the Company’s Audit Committee, with the exception of officer compensation which is approved by the Compensation Committee.

Director Independence

The Board has adopted specific director independence criteria, consistent with the NASDAQ listing standards, to assist it in making determinations regarding the independence of its members.  The Board considers the independence of its members at least annually.  No directors will be deemed to be independent unless the Board affirmatively determines that the director in question has no material relationship with the Company, directly or as an officer, stockholder, member or partner of an organization that has a material relationship with the Company.  The Board has determined that no director other than Mr. Loudermilk has a direct or indirect material relationship with the Company, nor does any other director have a direct or indirect material interest in any transaction involving the Company.  Every director other than Mr. Loudermilk satisfies the Company’s independence criteria.  The Board has further determined that all of the members of the Audit Committee (Messrs. Stanker, Sundaram, Fuller, and Beasley, and Ms. Gardner) meet the applicable heightened standards for audit committee independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT COMMITTEE REPORT

The Audit Committee has:

reviewed and discussed the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, with management and with BDO USA, LLP, the Company’s independent registered public accounting firm for 2019, who represented to the Audit Committee that the Company’s consolidated financial statements for the year ended December 31, 2019, were prepared in accordance with U.S. Generally Accepted Accounting Principles;

discussed with BDO USA, LLP, the matters required under applicable professional auditing standards and regulations by the Public Company Accounting Oversight Board (“PCAOB”) Statement on Auditing Standards No. 1301, Communications with Audit Committees;

received the written disclosures and the letter from BDO USA, LLP, required by the applicable requirements of the PCAOB regarding BDO USA, LLP’s communications with the Audit Committee concerning independence, including Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and has discussed with BDO USA, LLP its independence from the Company and its management;

discussed with BDO USA, LLP, the overall scope and plans of their audit, and met with BDO USA, LLP, with and without management present, to discuss the results of their examinations and the overall quality of the Company’s financial reporting; and

recommended, based on the reviews and discussions referred to above, to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for filing with the SEC.

By the members of the Audit Committee:

James H. Stanker, Chair
John D. Fuller
Suresh Sundaram
J. Barnie Beasley
Kathryn O’Connor Gardner

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

The Audit Committee pre-approves all audit and permissible non-audit services provided to the Company by its independent registered public accounting firm.  These services may include audit services, audit-related services, tax services, and other services.  The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent registered public accounting firm.  Management must provide a detailed description of each proposed service and the projected fees and costs (or a range of such fees and costs) for the service.  The policies and procedures require management to provide quarterly updates to the Audit Committee regarding services rendered to date and services yet to be performed.

As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to its Chair for audit and permitted non-audit services.  Any service pre-approved by the Audit Committee or its Chair must be reported to the Audit Committee at the next scheduled quarterly meeting.  In addition, the pre-approval procedures require that all proposed engagements of BDO USA, LLP, for services of any kind be directed to the Company’s Chief Financial Officer before they are submitted for approval prior to the commencement of any service.

The following table presents fees for professional audit services and other related services rendered by BDO USA, LLP, to the Company for the years ended December 31, 2019 and 2018.  The Audit Committee approved 100% of the services described in the following table.

	2019	2018

Audit fees (1)	$914,349	$547,620

Audit-related fees (2)	49,091	68,180

Tax fees	-	-

All other fees	-	-

Total Fees	$963,440	$615,800

(1)
Audit fees consisted of fees for the audit of the Company’s consolidated financial statements, including quarterly review services in accordance with SAS No. 100 and statutory audit services for subsidiaries of the Company.

(2)
Audit related fees consisted of fees for the audit of the financial statements of the Company’s 401(k) Savings Plan, in the amount of $22,471, and fees for the audit of the financial statements of the Company’s recently acquired subsidiary, in the amount of $26,620.

There were no other fees paid to BDO USA, LLP, except as outlined in the above table.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1)  List of Financial Statements

The following financial statements are included in Item 8:

GSE Systems, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
Notes to Consolidated Financial Statements

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

2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession

2.1
Membership Interests Purchase Agreement, dated as of November 14, 2014, by and between Dale Jennings, Paul Abbott, Shawn McKeever and Mickey Ellis and GSE Power Systems. Incorporated herein by reference to Exhibit 2.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on November 17, 2014.

2.2
Amendment to Membership Interests Purchase Agreement, dated as of May 13, 2015, by and between Shawn McKeever and GSE Performance Solutions, Inc. (previously known as GSE Power Systems, Inc.). Incorporated herein by reference to Exhibit 10.2 of GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on May 14, 2015.

2.3
Stock Purchase Agreement, dated as of September 20, 2017, by and among GSE Performance Solutions, Inc.,  Richard D Linton and Cynthia Linton (and certain trusts owned thereby), Absolute Consulting, Inc., and Richard D. Linton, as representative of all the Sellers and the Trustees.  Incorporated herein by reference to Exhibit 2.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on September 20, 2017.

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

3.3
Amendment to the Certificate of Incorporation of GSE Systems, Inc., dated June 12, 2018. Incorporated herein by reference to Exhibit 3.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 15, 2018.

3.4
Third Amended and Restated Bylaws of GSE Systems, Inc., amended and restated on September 14, 2016  Incorporated herein by reference to Exhibit 3.2 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on September 16, 2016.

3.5
First Amendment to the Third Amended and Restated Bylaws of GSE Systems, Inc., effective as of June 12, 2018. Incorporated herein by reference to Exhibit 3.2 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 15, 2018.

10.	Material Contracts
10.1
Agreement of Lease, dated February 27, 2008, by and between 1332 Londontown, LLC and GSE Systems, Inc.   Incorporated herein by reference to Exhibit 10.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on March 11, 2008.

10.2
Amendment of Lease to Agreement of Lease, dated May 28, 2008, by and between 1332 Londontown, LLC and GSE Systems, Inc. Incorporated herein by reference to Exhibit 10.20 of GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on March 19, 2015.

10.3
Second Amendment of Lease to Agreement of Lease, dated July 22, 2010, by and between 1332 Londontown Road, LLC and GSE Systems, Inc. Incorporated herein by reference to Exhibit 10.21 of GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on March 19, 2015.

10.4
Third Amendment of Lease to Agreement of Lease, dated May 15, 2012, by and between 1332 Londontown Road, LLC and GSE Systems, Inc. Incorporated herein by reference to Exhibit 10.22 of GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on March 19, 2015.

10.5
Fourth Amendment of Lease to Agreement of Lease, dated April 15, 2014, by and between 1332 Londontown Road, LLC and GSE Systems, Inc. Incorporated herein by reference to Exhibit 10.1 of GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014.
.

10.6
GSE Systems, Inc. 1995 Long-Term Incentive Plan, amended and restated, dated as of March 6, 2014. Incorporated herein by reference to Exhibit A of GSE Systems, Inc. Form DEF 14A filed with the Securities and Exchange Commission on April 29, 2014. *

10.7
Form of Option Agreement Under the GSE Systems, Inc. 1995 Long-Term Incentive Plan.  Incorporated herein by reference to Exhibit 10.9 of GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on March 31, 1997. *

10.8
Form of Restricted Share Unit Agreement pursuant to the GSE Systems, Inc. 1995 Long-Term Incentive Plan, as amended and restated, dated as of April 22, 2016.  Incorporated herein by reference to Exhibit 10.2 of GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016.*

10.9
Form of Amendment to Restricted Share Unit Agreement, dated July 1, 2016.  Incorporated herein by reference to Exhibit 99.8 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016. *

10.10
Employment Agreement, dated July 1, 2016, by and between GSE Systems, Inc. and Emmett A. Pepe.  Incorporated herein by reference to Exhibit 99.2 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 5, 2016. *

10.11
Amendment to Employment Agreement between Emmett Pepe and GSE Systems, Inc. dated as of June 12, 2017. Incorporated herein by reference to Exhibit 99.4 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.*

10.12
Amendment No. 2 to Employment Agreement between GSE Systems, Inc. and Emmett Pepe, dated as of January 11, 2019. Incorporated herein by reference to Exhibit 99.3 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on January 11, 2019.*

10.13
Employment Agreement between Christopher D. Sorrells and GSE Systems, Inc. dated as of August 15, 2016.  Incorporated herein by reference to Exhibit 10.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on August 19, 2016. *

10.14
Amendment to Employment Agreement between Christopher D. Sorrells and GSE Systems, Inc. dated as of June 12, 2017. Incorporated herein by reference to Exhibit 99.2 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.*

10.15
Amendment No. 2 to Employment Agreement, dated January 11, 2019, by and between GSE Systems, Inc. and Christopher D. Sorrells. Incorporated herein by reference to Exhibit 99.2 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on January 11, 2019.*

10.16
Separation Agreement of Christopher D. Sorrells, dated September 18, 2019, including Amendment to Restricted Share Unit Agreements herein by reference to Exhibit 10.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on September 19, 2019.

10.17
Employment Agreement, dated December 1, 2015, by and between GSE Systems, Inc. and Bahram Meyssami. Incorporated herein by reference to Exhibit 10.1 of GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.*

10.18
Amendment to Employment Agreement, dated June 12, 2017, by and between GSE Systems, Inc. and Bahram Meyssami. Incorporated herein by reference to Exhibit 99.3 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.*

10.19
Employment Agreement, dated July 1, 2015, by and between GSE Systems, Inc. and Kyle J. Loudermilk.  Incorporated herein by reference to Exhibit 10.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 31, 2015. *

10.20
Amendment to Employment Agreement, dated July 1, 2016, by and between GSE Systems, Inc. and Kyle J. Loudermilk. Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.*

10.21
Amendment No. 2 to Employment Agreement, dated June 12, 2017, by and between GSE Systems, Inc. and Kyle Loudermilk. Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.*

10.22
Amendment No. 3 to Employment Agreement, dated January 11, 2019, by and between GSE Systems, Inc. and Kyle J. Loudermilk. Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on January 11, 2019.*

10.23	Employment Agreement, dated November 15, 2017, by and between GSE Systems, Inc. and Paul Abbott. Filed herewith.
10.24
Restricted Share Unit Agreement, dated July 1, 2015, by and between GSE Systems, Inc. and Kyle J. Loudermilk.  Incorporated herein by reference to Exhibit 10.2 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 31, 2015.*

10.25
Amendment to Restricted Share Unit Agreement, dated July 1, 2016, by and between GSE Systems, Inc. and Kyle J. Loudermilk.  Incorporated herein by reference to Exhibit 99.2 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.*

10.26
Restricted Share Unit Agreement (Cash Award), dated July 1, 2015, by and between GSE Systems, Inc. and Kyle J. Loudermilk.  Incorporated herein by reference to Exhibit 99.3 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.*

10.27
Restricted Share Unit Agreement (Common Stock Award), dated July 1, 2016, by and between GSE Systems, Inc. and Kyle J. Loudermilk.  Incorporated herein by reference to Exhibit 99.4 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.*

10.28
Restricted Share Unit Agreement, dated July 1, 2016, by and between GSE Systems, Inc. and Emmett A. Pepe.  Incorporated herein by reference to Exhibit 99.3 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 5, 2016.*

10.29
Restricted Share Unit Agreement, dated August 15, 2016, by and between GSE Systems, Inc. and Christopher D. Sorrells.  Incorporated herein by reference to Exhibit 10.2 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on August 19, 2016.*

10.30
Restricted Share Unit Agreement, dated August 15, 2016, by and between GSE Systems, Inc. and Christopher D. Sorrells.  Incorporated herein by reference to Exhibit 10.3 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on August 19, 2016.*

10.31
Restricted Share Unit Agreement (Cash Award), dated August 15, 2016, by and between GSE Systems, Inc. and Christopher D. Sorrells.  Incorporated herein by reference to Exhibit 10.4 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on August 19, 2016.*

10.32 10.32
Amendment to Restricted Share Unit Agreements, dated September 18, 2019, by and between GSE Systems, Inc. and Christopher D. Sorrells. Incorporated herein by reference to Exhibit A to Exhibit 10.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on September 19, 2019 and Exhibit 99.1 of GSE Systems, Inc. Form 10-Q filed with the Securities Exchange Commission on November 19, 2019.

10.33
Restricted Share Unit Agreement, dated December 1, 2015, by and between GSE Systems, Inc. and Bahram Meyssami. Incorporated herein by reference to Exhibit 10.2 of GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.*

10.34
Amendment to Restricted Share Unit Agreement, dated July 1, 2016, by and between GSE Systems, Inc. and Bahram Meyssami. Incorporated herein by reference to Exhibit 10.3 of GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.*

10.35
Credit and Security Agreement, dated December 29, 2016, by and between Citizens Bank, National Association, GSE Systems, Inc. and GSE Performance Solutions, Inc.. Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on January 4, 2017.

10.36
Amended and Restated Credit and Security Agreement, dated as of May 11, 2018, by and among Citizens Bank, National Association, GSE Systems, Inc. and GSE Performance Solutions, Inc.. Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on May 14, 2018.

10.37
Amendment and Reaffirmation Agreement, dated February 22, 2017, and effective as of December 29, 2016, by and among GSE Systems, Inc., GSE Performance Solutions, Inc. and Citizens Bank, National Association. Incorporated herein by reference to Exhibit 10.36 of GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on March 28, 2017.

10.38
Second Amendment and Reaffirmation Agreement dated as of May 25, 2018, by and among GSE Systems, Inc., GSE Performance Solutions, Inc. GSE True North Consulting, LLC, Hyperspring, LLC, Absolute Consulting, Inc. and Citizens Bank, National Association. Incorporated herein by reference to Exhibit 10.35 of GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on March 28, 2019.

10.39
Third Amendment and Reaffirmation Agreement dated as of February 15, 2019, by and among GSE Systems, Inc.,GSE Performance Solutions, Inc., GSE True North Consulting, LLC, Hyperspring, LLC, Absolute Consulting, Inc. and DP Engineering Ltd. Co., and Citizens Bank, National Association. Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on February 19, 2019.

10.40
Fourth Amendment and Reaffirmation Agreement dated as of March 20, 2019, by and among GSE Systems, Inc., and GSE Performance Solutions, Inc., as Borrowers, GSE True North Consulting, LLC, Hyperspring, LLC, Absolute Consulting, Inc., and DP Engineering LLC, as Guarantors, and Citizens Bank, National Association, as Bank. Filed herewith.

10.41
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

10.42
Sixth Amendment and Reaffirmation Agreement, dated as of December 31, 2019, by and among Citizens Bank, National Association, as Bank, and GSE Systems, Inc. and GSE Performance Solutions, Inc. as Borrower, GSE True North Consulting, LLC, Hyperspring, LLC, Absolute Consulting, Inc. and DP Engineering, LLC as Guarantor. Incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2020.

10.43
Seventh Amendment and Reaffirmation Agreement, dated as of March,31 2020, by and among Citizens Bank, National Association, as Bank, and GSE Systems, Inc. and GSE Performance Solutions, Inc. as Borrower, GSE True North Consulting, LLC, Hyperspring, LLC, Absolute Consulting, Inc. and DP Engineering, LLC as Guarantor. Incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020.

10.44
Sixth Comprehensive Amendment to Financing Documents, dated as of December 29, 2016, by and between Branch Banking and Trust Company, GSE Systems, Inc., and GSE Performance Solutions, Inc. Incorporated herein by reference to Exhibit 99.2 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on January 4, 2017.

10.45	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.38 of GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on March 28, 2019.
10.46
Retention Agreement, dated December 20, 2019, by and between GSE Systems, Inc. and Kyle J. Loudermilk. Incorporated herein by reference to Exhibit 10.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on December 20, 2019.

10.47
Retention Agreement, dated December 20, 2019, by and between GSE Systems, Inc. and Emmett A. Pepe. Incorporated herein by reference to Exhibit 10.2 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on December 20, 2019.

10.48
Settlement and Release Agreement, dated December 30, 2019, by, among, and between GSE Performance Solutions, Inc., GSE Systems, Inc. and their subsidiaries and affiliates, including, but not limited to, DP Engineering Ltd. Co., Christopher A. Davenport, and Steven L. Pellerin. Incorporated herein by reference to Exhibit 10.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on January 6, 2020.

10.49	Collateral Assignment of Rights Under Escrow Agreement dated March 31, 2020, is made by GSE Performance Solutions Inc., in favor of Citizens Bank, National Association. Filed herewith.
10.50
Promissory Note, dated April 23, 2020, by and between GSE Systems, Inc. and Citizens Bank, N.A., received by the Company under the Small Business Administration Paycheck Protection Program of the Coronavirus Air, Relief and Economic Security Act of 2020. Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on April 30, 2020

14	Code of Ethics
14.1
Code of Ethics for the Principal Executive Officer and Senior Financial Officers. Previously filed in connection with the GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on March 31, 2006 and incorporated herein by reference.

21	Subsidiaries.
21.1	List of Subsidiaries of Registrant at December 31, 2019, filed herewith.
23	Consent of Independent Registered Public Accounting Firm
23.1	Consent of BDO USA, LLP, filed herewith.
24	Power of Attorney
24.1	Power of Attorney for Directors’ and Officers’ Signatures on SEC Form 10-K, filed herewith.
31	Certifications
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

GSE Systems, Inc.
By: / s / Kyle J. Loudermilk
Kyle J. Loudermilk
Chief Executive Officer

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: June 11, 2020	/s / KYLE J. LOUDERMILK
Kyle J. Loudermilk, Chief Executive Officer
(Principal Executive Officer)

Date: June 11, 2020	/ s / EMMETT A. PEPE
Emmett A. Pepe, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 11, 2020	(John D. Fuller, Chairman of the Board	)	By:	/ s / EMMETT A. PEPE
	(Jim Stanker, Chairman of the Audit Committee	)		Emmett A. Pepe
	(Suresh Sundaram, Director	)		Attorney-in-Fact
	(J. Barnie Beasley, Director	)

A Power of Attorney, dated June 11, 2020 authorizing Emmett A. Pepe to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 on behalf of certain of the directors of the Registrant is filed as Exhibit 24.1 to this Annual Report.