Form 10-Q
period 2020-03-31
GSE SYSTEMS INC
filed 2020-07-23
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2020

or

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
Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  [  ]  No [X]

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 Par Value	GVP	The NASDAQ Capital Market

There were 20,551,080 shares of common stock, with a par value of $0.01 per share outstanding as of June 30, 2020.

The filing of GSE’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 was delayed due to circumstances related to the COVID-19 pandemic. We experienced delays in completing the impairment analysis of our long-lived assets, due to a COVID-19 triggering event. Additional disclosures required to the pandemic caused delays in our preparation of these financial statements. As a result of federal, state and local government continuing measures to further prevent the spread of COVID-19, Management has encouraged employees work remotely. We were unable to file our financial statements on a timely basis and expected to file by June 29, 2020.

We relied on the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies (Release No. 34-88465) and dated March 25, 2020 to delay the filing of our quarterly report.

GSE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,360	$11,691
Contract receivables, net	13,650	17,207
Prepaid expenses and other current assets	1,818	1,880
Total current assets	26,828	30,778

Equipment, software and leasehold improvements	5,518	5,523
Accumulated depreciation	(4,679)	(4,584)
Equipment, software and leasehold improvements, net	839	939

Software development costs, net	627	641
Goodwill	13,339	13,339
Intangible assets, net	5,506	10,479
Deferred tax assets, net	-	57
Operating lease - right of use assets, net	2,053	2,215
Other assets	60	61
Total assets	$49,252	$58,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$3,500	$-
Current portion of long-term debt, net of debt issuance costs and original issue discount	13,319	18,481
Accounts payable	1,403	1,097
Accrued expenses	1,446	1,871
Accrued compensation	1,878	1,876
Billings in excess of revenue earned	6,332	7,613
Accrued warranty	949	921
Income taxes payable	1,680	1,341
Other current liabilities	1,238	1,234
Total current liabilities	31,745	34,434

Operating lease liabilities	2,704	3,000
Other liabilities	1,032	956
Total liabilities	35,481	38,390

Commitments and contingencies

Stockholders' equity:
Preferred stock $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 21,979,404 shares issued, 20,380,493 shares outstanding as of March 31, 2020; 21,838,963 shares issued, 20,240,052 shares outstanding as of December 31, 2019	219	218
Additional paid-in capital	79,495	79,400
Accumulated deficit	(60,912)	(54,654)
Accumulated other comprehensive loss	(2,032)	(1,846)
Treasury stock at cost, 1,598,911 shares at March 31, 2020 and December 31, 2019	(2,999)	(2,999)
Total stockholders' equity	13,771	20,119
Total liabilities and stockholders' equity	$49,252	$58,509

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended
	March 31, 2020	March 31, 2019

Revenue	$17,705	$22,194
Cost of revenue	13,590	17,458
Gross profit	4,115	4,736

Operating expenses:
Selling, general and administrative	4,948	4,423
Research and development	210	240
Restructuring charges	10	-
Loss on impairment	4,302	5,464
Depreciation	108	91
Amortization of definite-lived intangible assets	670	570
Total operating expenses	10,248	10,788

Operating loss	(6,133)	(6,052)

Interest expense, net	(241)	(208)
(Loss) gain on derivative instruments, net	(43)	93
Other income, net	29	22
Loss before income taxes	(6,388)	(6,145)

Benefit from income taxes	(130)	(1,848)
Net loss	$(6,258)	$(4,297)

Net loss per common share - basic and diluted	$(0.31)	$(0.22)

Weighted average shares outstanding used to compute net loss per share - basic and diluted	20,342,933	19,950,746

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended
	March 31, 2020	March 31, 2019
Net loss	$(6,258)	$(4,297)
Cumulative translation adjustment	(186)	(87)
Comprehensive loss	$(6,444)	$(4,384)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount		Total
Balance at January 1, 2020	21,839	$218	$79,400	$(54,654)	$(1,846)	(1,599)	$	$(2,999)	$20,119

Stock-based compensation expense	-	-	147	-	-	-		-	147
Common stock issued for RSUs vested	140	1	(1)	-	-	-		-	-
Shares withheld to pay taxes	-	-	(51)	-	-	-		-	(51)
Foreign currency translation adjustment	-	-	-	-	(186)	-		-	(186)
Net loss	-	-	-	(6,258)	-	-		-	(6,258)
Balance at March 31, 2020	21,979	$219	$79,495	$(60,912)	$(2,032)	(1,599)		$(2,999)	$13,771

Balance at January 1, 2019	21,485	$214	$78,118	$(42,569)	$(1,635)	(1,599)	$(2,999)	$31,129

Stock-based compensation expense	-	-	570	-	-	-	-	570
Common stock issued for options exercised	2	1	41	-	-	-	-	42
Common stock issued for RSUs vested	108	1	(1)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(150)	-	-	-	-	(150)
Foreign currency translation adjustment	-	-	-	-	(87)	-	-	(87)
Net loss	-	-	-	(4,297)	-	-	-	(4,297)
Balance at March 31, 2019	21,595	$216	$78,578	$(46,866)	$(1,722)	(1,599)	$(2,999)	$27,207

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(6,258)	$(4,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on impairment	4,302	5,464
Depreciation	108	91
Amortization of definite-lived intangible assets	670	570
Amortization of capitalized software development costs	75	129
Change in fair value of contingent consideration	-	(1,200)
Stock-based compensation expense	141	597
Loss (gain) on derivative instruments, net	43	(93)
Bad debt expense	93	-
Deferred income taxes	57	(2,128)
Changes in assets and liabilities:
Contract receivables	3,453	5,388
Prepaid expenses and other assets	525	439
Accounts payable, accrued compensation and accrued expenses	(121)	(2,446)
Billings in excess of revenue earned	(1,220)	(3,185)
Accrued warranty	(26)	62
Other liabilities	(201)	23
Cash provided by (used in) operating activities	1,641	(586)

Cash flows from investing activities:
Capital expenditures	(1)	(11)
Capitalized software development costs	(61)	(110)
Acquisition of DP Engineering, net of cash acquired	-	(13,521)
Cash used in investing activities	(62)	(13,642)

Cash flows from financing activities:
Proceeds from line of credit	3,500	-
Proceeds from issuance of long-term debt	-	14,263
Repayment of long-term debt	(5,162)	(671)
Proceeds from issuance of common stock	-	42
Shares withheld to pay taxes	(51)	(150)
Cash (used in) provided by financing activities	(1,713)	13,484

Effect of exchange rate changes on cash and cash equivalents	(197)	(33)
Net decrease in cash and cash equivalents	(331)	(777)
Cash and cash equivalents at the beginning of the year	11,691	12,123
Cash and cash equivalents at the end of the year	$11,360	$11,346

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

GSE Systems, Inc. is a leading provider of professional and technical engineering, staffing services and simulation software to clients in the power and process industries. References in this report to “GSE” or "we” and "our" are to GSE Systems, Inc. and our subsidiaries, collectively.

The consolidated interim financial statements included herein have been prepared by GSE and are unaudited. In the opinion of the management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying balance sheet data for the year ended December 31, 2019 was derived from our audited financial statements, but it does not include all disclosures required by U.S. GAAP.

The results of operations for interim periods are not necessarily an indication of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 11, 2020.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to revenue recognition on contracts with customers, allowance for doubtful accounts, product warranties, valuation of goodwill and intangible assets acquired including the determination of fair value in impairment tests, valuation of long-lived assets to be disposed of, valuation of contingent consideration issued in business acquisitions, valuation of stock-based compensation awards and the recoverability of deferred tax assets. Actual results of these, and other items not listed, could differ from these estimates and those differences could be material.

COVID-19

We began working remotely at the period end, due to the COVID-19 impact and continue to do so, available, and mandated by local, state and federal regulations. As a result, employees almost entirely work from home for the Performance Solutions segment, but for when required to be at the client site for essential project work. Performance Projects, since they are essential, for the most part continue without pause. For our staff augmentation, we have seen certain contract for NITC customers paused and or delayed as clients shrink their own on-premise workforces to the bare minimum in response to the pandemic; as a result the NITC business has seen its deployed billable employee base contract since the start of the pandemic. Although we cannot fully estimate the length or gravity of the impact of the COVID-19 outbreak at this time, we have experienced delays in commencing new projects, which has delayed or ability to recognize revenue. In addition, we have had order reductions or changes due to the pandemic. We expect the financial results for the fiscal year 2020 to be lower as a result of COVID-19.

Going Concern Consideration

As a result of the COVID-19 pandemic, we are experiencing a negative impact on our financial position and results of operations. We are likely to continue to experience delays in commencing outstanding orders or loss of orders altogether, disruption of our business as a result of worker illness or mandated shutdowns, and this could impact our ability to maintain compliance with our debt covenants, our ability to refinance existing indebtedness and our ability to access new capital. We received $10 million from the Paycheck Protection Program ("PPP") and indicated without these funds, the risk of employee terminations, layoffs and other drastic cost reductions exists. While the PPP funds will provide us liquidity, these funds will not prevent us from potentially not meeting the minimum EBITDA covenant or other of our debt covenants in the future. Including the proceeds from the PPP, we believe we have sufficient cash to meet our operating requirement needs for at least the next twelve months; however since some of our loan covenants are related to operating performance, and our operating performance is being significantly impacted by the COVID-19 pandemic, we believe it is probable we will not remain in compliance with our debt covenants throughout the remainder of fiscal 2020. As a result of the expected debt covenant violation, we have classified our debt as short-term in our consolidated balance sheets as of March 31, 2020 and December 31, 2019, which creates substantial doubt regarding our ability to continue as a going concern.

2.	Recent Accounting Pronouncements
Accounting pronouncements recently adopted
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019.

We adopted the new standard and began using the simplified approach on January 1, 2020.

Accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including, but not limited to, trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The new guidance also modifies the impairment model for available-for-sale debt securities and requires the entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. The standard also indicates that entities may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. The ASU is effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On October 16, 2019 the FASB voted to defer the deadlines for private companies and certain small public companies, including smaller reporting companies, to implement the new accounting standards on credit losses. The new effective date is January 1, 2023. We are currently evaluating the effects, if any, that the adoption of this guidance will have on our consolidated financial position, results of operations and cash flows.

3.	Basic and Diluted (Loss) Income per Common Share

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of outstanding shares of common stock for the period. Diluted net (loss) income per share adjusts the weighted average shares outstanding for the potential dilution that could occur if outstanding vested stock options were exercised and restricted stock units ("RSU") were vested, unless the impact of potential dilutive common shares outstanding are anti-dilutive. Since we experienced a net loss in each period presented, basic and diluted net loss per share are the same. The diluted loss per share, in each period presented, excludes the impact of 59,421 and 237,834 potentially dilutive securities during the three months ended March 31, 2020 and 2019, since they would have an anti-dilutive effect.

4.	Acquisition of DP Engineering
On February 15, 2019, we acquired 100% of the membership interests in DP Engineering for $13.5 million, subject to certain earn out provisions. We funded the acquisition by borrowing $14.3 million under our term loan agreement with Citizens Bank.
The following table summarizes the calculation of adjusted purchase price as of the acquisition date:
(in thousands)
Base purchase price per agreement	$13,500
Pre closing working capital adjustment	155
Fair value of contingent consideration	1,200
Total purchase price	$14,855

The following table summarizes the consideration we paid to acquire DP Engineering, and the fair value of the assets acquired and liabilities assumed on February 15, 2019.
(in thousands)
Total purchase price	$14,855
Purchase price allocation:
Cash	134
Contract receivables	2,934
Prepaid expenses and other current assets	209
Property and equipment, net	98
Intangible assets	6,798
Other assets	1,806
Accounts payable and accrued expenses	(1,396)
Other liabilities	(1,494)
Total identifiable net assets	9,089
Goodwill	5,766
Net assets acquired	$14,855

The fair value of the assets acquired includes gross trade receivables of $2.9 million, of which we have collected in full. We did not acquire any other class of receivable as a result of the acquisition of DP Engineering.

The goodwill was primarily attributable to value-added technical engineering solutions and consulting services to nuclear power plants with an emphasis on preparation and implementation of design modification during plant outages, the workforce of the acquired business and the significant synergies expected to arise after the acquisition of DP Engineering. The total amount of goodwill is expected to be tax deductible. All of the $5.8 million of goodwill was assigned to our Performance Improvement Solutions segment.

We identified other intangible assets of $6.8 million, including customer contracts and relationships, tradename and non-compete agreements, with amortization periods of five years to fifteen years.

Approximately one week following our acquisition of DP Engineering, an adverse event occurred at one of DP Engineering’s major customer's locations that affected plant operations. We received a Notice of Suspension from that customer. This event adversely impacted the relationship between DP Engineering and this customer. We concluded this event represented a triggering event requiring an interim assessment of the intangible assets we acquired to determine if they had been impaired. As a result of the impairment analysis, we recognized the impairment charges of $5.6 million related to the acquired goodwill in our March 31, 2019 consolidated financial statements. On August 6, 2019, we received a Notice of Termination from this customer, notifying us they were terminating their Engineer of Choice consulting service agreement with DP Engineering. We concluded this represented a new triggering event and during the third quarter of 2019 we evaluated whether any additional impairment existed. We concluded, based on our analysis that no additional impairment was necessary.

Included in the purchase price of DP Engineering was the estimated fair value of an earn-out totaling $1.2 million, which we initially recorded as contingent consideration. Subsequent to the acquisition, primarily as a result of the events described above, we determined the conditions related to the contingent consideration would not be met and therefore we reversed this amount through our statement of operations in the first quarter of 2019.

On August 27, 2019, we made a demand for indemnification, pursuant to the DP Engineering Purchase Agreement. On December 30, 2019, we entered into a settlement agreement pursuant to which the sellers agreed to release the full escrow account balance to us, plus additional funds, in the total amount of $2.0 million. We received these funds on December 31, 2019.

Unrelated to the event described above, during the three months ended March 31, 2020, we concluded, as a result of the COVID-19 virus that a triggering event occurred requiring an interim assessment for impairment of our intangible assets, including those associated with DP Engineering. As a result of this analysis, we recorded an impairment charge of $4.3 million related to DP Engineering's definite-lived intangible assets in our March 31, 2020 consolidated financial statements.

DP Engineering recognized $1.4 million of revenue during the three months ended March 31, 2020.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the quarter ended March 31, 2019 in the table below summarizes the combined results of operations for GSE and DP Engineering as if the business combinations had occurred on January 1, 2019 (in thousands).

Revenue	$25,178
Net loss	(3,451)

The pro forma financial information has been calculated after applying GSE's accounting policies and includes pro forma adjustments resulting from our acquisition of DP Engineering, including amortization charges related to the intangible assets acquired, interest expenses related to the financing transaction in connection with the acquisition of DP Engineering, and the related tax effects as if aforementioned companies were combined as of January 1, 2019.

For the three months ended March 31, 2019, we incurred $600 thousand of selling, general and administrative costs related to the acquisition of DP Engineering. Due to the Q1 2019 triggering events described above, we also recorded a $5.6 million impairment of DP Engineering's goodwill during the three months ended March 31, 2019.
The pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had been completed on January 1, 2019, nor is it intended to be an indication of future operating results.

5.	Contract Receivables
Contract receivables represent our unconditional rights to consideration due from a broad base of both domestic and international customers. All contract receivables are considered to be collectible within    .

The components of contract receivables are as follows:

(in thousands)	March 31, 2020	December 31, 2019

Billed receivables	$6,707	$11,041
Unbilled receivables	7,377	6,624
Allowance for doubtful accounts	(434)	(458)
Total contract receivables, net	$13,650	$17,207

Management reviews collectability of receivables periodically and records an allowance for doubtful accounts to reduce its receivables to their net realizable value when it is probable that we will not be able to collect all amounts according to the contractual terms of the receivable. The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, specific identification and review of customer accounts. During the three months ended March 31, 2020 and 2019, we recorded bad debt expense of $93 thousand and $0, respectively.

During April 2020, we invoiced $4.5 million of the March 31, 2020 unbilled amounts.

As of March 31, 2020, we had one customer that accounted for 20% of our consolidated contract receivables. As of December 31, 2019, we had two customers that accounted for 13% and 10% of our consolidated contract receivables.

6.	Goodwill and Intangible Assets

Intangible Assets Subject to Amortization

Amortization of intangible assets other than goodwill is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for customer relationships, which are recognized in proportion to the related projected revenue streams. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. GSE does not have any intangible assets with indefinite useful lives other than goodwill.

During the three months ended March 31, 2020, we determined the impact of the COVID-19 virus on our operations was an indicator of a triggering event that could result in an impairment of our long-lived assets. As such, we performed an interim analysis to determine if an impairment existed at March 31, 2020 by its individual asset groupings, which management determined to be at the subsidiary level. We used a discounted cash flow analysis to test for impairment and concluded that the carrying value of the definite-lived intangible assets of DP Engineering exceeded its carrying value by $4.3 million, and we recorded an impairment for this amount as of March 31, 2020. No impairment was identified related to any other asset groupings.

Changes in the gross carrying amount, accumulated amortization, addition and impairment of definite-lived intangible assets was as follows:

(in thousands)	As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impact of Impairment	Net
Amortized intangible assets:
Customer relationships	$11,730	$(4,584)	$(3,102)	$4,044
Trade names	2,467	(816)	(778)	873
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	949	(267)	(422)	260
Alliance agreement	527	(198)	-	329
Others	167	(167)	-	-
Total	$16,744	$(6,936)	$(4,302)	$5,506

(in thousands)	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$11,730	$(4,079)	$7,651
Trade names	2,467	(727)	1,740
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreements	949	(217)	732
Alliance agreement	527	(171)	356
Others	167	(167)	-
Total	$16,744	$(6,265)	$10,479

Amortization expense related to definite-lived intangible assets totaled $670 thousand and $570 thousand for the three months ended March 31, 2020 and 2019, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years and thereafter:
(in thousands)
Years ended December 31:
2020 (remainder)	$1,271
2021	1,213
2022	910
2023	640
2024	444
Thereafter	1,028
Total	$5,506

Goodwill
We review goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. We have determined that we have two reporting units, which are the same as our two operating segments: (i) Performance Improvement Solutions ("Performance") and (ii) Nuclear Industry Training and Consulting ("NITC").

We reviewed our goodwill for impairment, due to the COVID-19 interim triggering event noted above. Based upon our analysis, we determined the fair value of our goodwill at the reporting unit level exceeded the carrying value and determined no impairment charge was required during the three months ended March 31, 2020.
7.	Fair Value of Financial Instruments
ASC 820, Fair Value Measurement, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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
At March 31, 2020 and December 31, 2019, we considered the recorded value of certain of its financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate fair value based upon their short-term nature.
As of March 31, 2020, we had four standby letters of credit totaling $1.2 million, which represent performance bonds on four contracts.
For the three months ended March 31, 2020, we did not have any transfers between fair value Level 1, Level 2 or Level 3. We did not hold any non-financial assets or non-financial liabilities subject to fair value measurements on a recurring basis at March 31, 2020.

The following table presents assets and liabilities measured at fair value at March 31, 2020:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$434	$-	$-	$434
Total assets	$434	$-	$-	$434

Liability awards	-	(3)	-	(3)
Interest rate swap contract	-	(257)	-	(257)
Total liabilities	$-	$(260)	$-	$(260)

Money market funds at both March 31, 2020 and December 31, 2019 are included in cash and cash equivalents in the respective consolidated balance sheets.

The following table presents assets and liabilities measured at fair value at December 31, 2019:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$434	$-	$-	$434
Foreign exchange contracts	-	49	-	49
Total assets	$434	$49	$-	$483

Liability awards	$-	$(9)	$-	$(9)
Interest rate swap contract	-	(160)	-	(160)
Total liabilities	$-	$(169)	$-	$(169)

8.	Derivative Instruments

In the normal course of business our operations are exposed to fluctuations in foreign currency values and interest rate changes. We may seek to control a portion of these risks through a risk management program that includes the use of derivative instruments.

Foreign Currency Risk Management

We utilize forward foreign currency exchange contracts to manage market risks associated with fluctuations in foreign currency exchange rates and to minimize credit exposure by limiting counterparties to nationally recognized financial institutions.

As of March 31, 2020, we had no foreign exchange contracts outstanding.

Interest Rate Risk Management

As discussed in Note 10, we entered into an amended Credit Agreement in May 2018 and revised via the Seventh Amendment and Reaffirmation Agreement on April 17, 2020. The loan bears interest at adjusted one-month USD LIBOR, plus a margin ranging between 2.00% and 2.75% depending on our overall leverage ratio. As part of its overall risk management policies, in June 2018 we entered into a pay-fixed, receive-floating interest rate swap contract with a notional amount of $9.0 million to reduce the impact associated with interest rate fluctuations. The notional value amortizes monthly in equal amounts based on the 5-year principal repayment terms. The terms of the swap requires us to pay interest on the basis of a fixed rate of 3.02%, and we receive interest on the basis of one-month USD LIBOR.

We reports all derivatives at fair value. These contracts are recognized as either assets or liabilities, depending upon the derivative’s fair value. The estimated net fair values of the derivative contracts on the consolidated balance sheets are as follows:

	March 31,	December 31,
(in thousands)	2020	2019
Prepaid expenses and other current assets
Foreign exchange contracts	$-	$49
Total asset derivatives	-	49

Other liabilities
Interest rate swaps	(257)	(160)
Total liability derivatives	(257)	(160)

Net fair value	$(257)	$(111)

We have not designated any of its derivative contracts as hedges. Changes in the fair value of the derivative contracts are included in gain (loss) on derivative instruments, net in the consolidated statements of operations.

The foreign currency denominated contract receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into our functional currency, using the current exchange rate at the end of the period. The gain or (loss) resulting from such remeasurement is also included in gain (loss) on derivative instruments, net in the consolidated statements of operations.

For the three months ended March 31, 2020 and 2019, we recognized a net (loss) gain on our derivative instruments as outlined below:

	Three months ended March 31,
(in thousands)	2020	2019
Interest rate swap - change in fair value	$(97)	$(26)
Foreign exchange contracts	17	102
Remeasurement of related contract receivables, and billings in excess of revenue earned	37	17
(Loss) gain on derivative instruments, net	$(43)	$93

During the three months ended March 31, 2020, we realized a gain of $17 thousand for foreign exchange contracts due to their close out during the quarter, and we recorded a gain of $102 thousand related to the change in the fair value of foreign exchange contracts for the three months ended March 31, 2019.
9.	Stock-Based Compensation

We recognize stock-based compensation expense for all equity-based awards issued to employees, directors and non-employees that are expected to vest. Stock-based compensation expense is based on the fair value of awards as of the grant date. We recognized $147 thousand and $570 thousand of stock-based compensation expense related to equity awards for the three months ended March 31, 2020 and 2019, respectively, under the fair value method. In addition to the stock-based compensation expense recognized, we also recognized $(6) thousand and $27 thousand of expense related to the change in the fair value of cash-settled restricted stock units (RSUs) during the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, we granted 30,000 time-vesting RSUs to employees with an aggregate fair value of approximately $21 thousand. During the three months ended March 31, 2019, the Company granted approximately 300,000 time-vesting RSUs to employees with an aggregate fair value of approximately $800 thousand. A portion of the time-vesting RSUs vest quarterly in equal amounts over the course of eight quarters, and the remainder vest annually in equal amounts over the course of three years. The fair value of the time-vesting RSUs is expensed ratably over the requisite service period, which ranges from one year to three years.

Our 1995 long-term incentive program (LTIP) provides for the issuance of performance-vesting and time-vesting restricted stock units to certain executives and other employees. Vesting of the performance-vesting restricted stock units (PRSU's) is contingent upon the employee's continued employment, and our achievement of certain performance goals during designated performance period as established by the Compensation Committee of the Board of Directors. We recognize compensation expense, net of estimated forfeitures, for PRSU's on a straight-line basis, over the performance period and based on the probable outcome of achievement of the financial targets. At the end of each reporting period, the Company estimates the number of PRSUs that are expected to vest, based on the probability and extent to which the performance goals will be met, to determine the expense for the period. If the number of shares expected to be earned changes during the period of performance, we make a cumulative adjustment to compensation expense based on the revised number of shares expected to vest.

During the three months ended March 31, 2020, we granted approximately 510,000 performance-vesting RSUs to key employees with an aggregate fair value of approximately $600 thousand. These awards vest over three years based upon certain financial metrics achieved during fiscal 2022. Approximately 50% of these awards are based upon obtaining certain revenue targets, and the remainder are based upon achieving certain Adjusted EBITDA targets. During the three months ended March 31, 2019, we granted approximately 350,000 performance-vesting RSUs. These awards vest over three years based upon achieving certain financial metrics during 2021 for revenue and Adjusted EBITDA.

We did not any grant stock options for the three months ended March 31, 2020 or 2019.

10.	Debt

We entered into a 3-year, $5.0 million revolving line of credit facility with Citizens Bank National Association (the “Bank") to fund general working capital needs and acquisitions. We amended this facility on May 11, 2018 with the Amended and Restated Credit and Security Agreement (the “Credit Agreement" or the “Credit Facility”) to (a) expand the $5.0 million revolving line of credit to include a letter of credit sub-facility and not subject to a borrowing base ("the RLOC") and (b) to add a $25.0 million term loan facility, available to finance permitted acquisitions over the following 18 months. The credit facility is subject to certain financial covenants and reporting requirements, matures in five years and bear interest at the one-month USD LIBOR, plus a margin that varies depending on our overall leverage ratio. The RLOC has required monthly payments of only interest, with principal due at maturity, while our term loan draws require monthly payments of principal and interest, based on an amortization schedule. We are not required to maintain a restricted cash collateral account at Citizens Bank for the RLOC. Our obligations under the Credit Agreement are guaranteed by our wholly-owned subsidiaries Hyperspring, Absolute, True North, DP Engineering and by any future material domestic subsidiaries (collectively, "the Guarantors").

On June 28, 2019, we entered into the Fifth Amendment and Reaffirmation Agreement, which changed our fixed charge coverage ratio from 1.25 to (i) 2.75 to 1.00 for the period ending March 31, 2020; (ii) 2.50 to 1.00 for the periods ending June 30, 2020 and September 30, 2020; (iii) 2.25 to 1.00 for the periods ending December 31st, March 31st, June 30th and September 30th, thereafter.

On January 8, 2020, due to an expected violation of our covenants, we entered into the Sixth Amendment and Reaffirmation Agreement and effective on December 31, with our Bank to relax the fixed charge coverage ratio and leverage ratio and delay testing of both financial covenants. We agreed to an additional covenant, requiring us to maintain a consolidated Adjusted EBITDA target of $4.25 million, tested quarterly as of December 31, 2019, March 31, 2020 and June 30, 2020. Further, we agreed to maintain a minimum USA liquidity of at least $5.0 million in the aggregate, tested bi-weekly as of the fifteenth and the last day of each month, beginning on December 31, 2019 and until June 30, 2020. In addition to the revised covenants, we agreed to make accelerated principal payments of $3.0 million on January 6, 2020; $1.0 million on March 31, 2020; and $1.0 million on June 30, 2020.

On April 17, 2020, we entered into the Seventh Amendment and Reaffirmation Agreement and effective March 31, 2020, which requires us to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, tested quarterly as of the last day of each quarter, beginning with the quarter ending June 30, 2021. In addition, we agreed to not exceed a maximum leverage ratio, tested quarterly as of the last day of each quarter and beginning with the quarter ending September 30, 2020 as follows:  (i)  3.00 to 1.00 for the period ending on September 30, 2020; (ii) 2.50 to 1.00 for the period ending on December 31, 2020; and (iii) 2.25 to 1.00 for the period ending on March 31, 2021 and for the periods ending December 31, March 31, June 30 and September 30, thereafter. We additionally agreed to make accelerated principal payments of $0.75 million on April 17, 2020 and $0.5 million on June 30, 2020.

We have the option to refinance the term loan facility if certain requirements are met, including certain covenant thresholds.

Revolving Line of Credit

We intend to continue using the RLOC for short-term working capital needs and the issuance of letters of credit in connection with business operations. Letter of credit issuance fees range between 1.25% and 2.00% depending on our overall leverage ratio, and we pay an unused RLOC fee quarterly based on the average daily unused balance.

At March 31, 2020, we had borrowed $3.5 million under the RLOC, and there were four letters of credit totaling $1.2 million outstanding to certain of our customers. The amount available at March 31, 2020, after consideration of letters of credit, was approximately $0.3 million.

Term Loan

As discussed in Note 4, we acquired DP Engineering on February 15, 2019 for approximately $13.5 million in cash and borrowed $14.3 million to finance the acquisition. The loan matures in five years and bears interest at the adjusted USD LIBOR, plus a margin ranging between 2.00% and 2.75% depending on our overall leverage ratio. There were no debt issuance costs or loan origination fees associated with this transaction.

Additionally, to fund the acquisition of True North, we borrowed $10.3 million on May 11, 2018, $0.5 million of which was repaid to the Bank on the same day. The loan matures in five years and bears interest at the adjusted one-month USD LIBOR, plus a margin ranging between 2.00% and 2.75% depending on our overall leverage ratio. We incurred $70 thousand of debt issuance costs and $75 thousand of loan origination fees related to this transaction. Debt issuance costs and loan origination fees are reported as a direct deduction from the carrying amount of the loan and amortized over the term of the loan using the effective interest method.

Possible violation of debt covenants during Fiscal 2020

As discussed in Note 1, substantial doubt has been raised regarding our ability to continue as a going concern due to a probable debt covenant violation and have classified our debt as current in our consolidated balance sheets as of March 31, 2020 and December 31, 2019.

The Credit Agreement contains customary covenants, as described above, and restrictions typical for a financing of this type, that, among other things, restricts our ability to incur additional debt, pay dividends, make distributions, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions after any applicable grace period could result in the obligations under the Credit Agreement becoming immediately due and payable and termination of the facilities. If an event of default under the Credit Agreement occurs and is continuing, then the Bank may declare the obligations under the Credit Agreement to be immediately due and payable and may terminate the credit facilities.

11.	Product Warranty

We accrue for estimated warranty costs at the time the related revenue is recognized and based on historical experience and projected claims. Our System Design and Build contracts generally include a one-year base warranty on the systems. The portion of our warranty provision expected to be incurred within 12 months is classified as current within accrued warranty and totals $949 thousand and the remaining $344 thousand is classified as long-term within other liabilities. The activity in the accrued warranty accounts during the current period is as follows:

(in thousands)
Balance, January 1, 2020	$1,323
Current period provision	47
Current period claims	(73)
Currency adjustment	(4)
Balance at March 31, 2020	$1,293

12.	Revenue

We generate revenue primarily through three broad revenue streams: 1) System Design and Build ("SDB"), 2) Software and 3) Training and Consulting Services. We recognize revenue from SDB and software contracts mainly through our Performance segment. Training and consulting service contracts are recognized through both our Performance and NITC segments.

The following table represents a disaggregation of revenue by type of goods or services for the three months ended March 31, 2020 and 2019, along with the reportable segment for each category:

(in thousands)
	Three months ended
	March 31, 2020	2019
Performance segment
System Design and Build	$3,813	$6,442
Software	910	749
Training and Consulting Services	4,988	4,999

NITC segment
Training and Consulting Services	7,994	10,004

Total revenue	$17,705	$22,194

SDB contracts are typically fixed-priced, and we receive payments based on a billing schedule established in our contracts. We generally have 2 main performance obligations: the training simulator build and Post Contract Support ("PCS").
Fees for Post Contract Support ("PCS") are normally paid in advance of the service period.

The training simulator build generally includes hardware, software and labor. We recognize revenue for the training simulator build over the construction and installation period, using the cost-to-cost input method. In applying the cost-to-cost input method, we use the actual costs incurred to date, relative to the total estimated costs, to measure the work progress towards the completion of the performance obligation and recognize revenue accordingly. Estimated contract costs are reviewed and revised periodically during the contract period, and the cumulative effect of any change in estimates is recognized in the period in which the change is identified. Estimated losses are recognized in the period such losses are identified. Uncertainties inherent in the performance of contracts include labor availability and productivity, material costs, change order scope and pricing, software modification and customer acceptance issues. The reliability of these cost estimates is critical to our revenue recognition as a significant change in the estimates can cause our revenue and related margins to change significantly from the amounts estimated in the early stages of the project.

The transaction price for Software contracts is generally fixed and revenue is recognized upon delivery of the software, with fees due in advance of or shortly after delivery of the software.

We recognize Training and Consulting Services revenue as services are performed and bill our customers on a regular basis, such as weekly, biweekly or monthly for services provided and in time with revenue recognition.

Contract liability, which we classify as billing in excess of revenue earned, relates to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied.

The following table reflects the revenue recognized in the reporting periods that were included in contract liabilities from contracts with customers:

(in thousands)
	Three months ended
	March 31, 2020	March 31, 2019
Revenue recognized in the period from amounts included in Billings in Excess of Revenue Earned at the beginning of the period	$3,762	$5,040

As of March 31, 2020, the aggregate amount of transaction price allocated to the remaining performance obligations of SDB, software and fixed-price training and consulting services contracts is $22.8 million. We will recognize the revenue as the performance obligations are satisfied and expected this to occur over the next 12 months.

13.	Income Taxes

The following table shows the provision for (benefit from) income taxes and our effective tax rates:

(in thousands)	Three months ended
	March 31, 2020	March 31, 2019
Benefit from income taxes	$(130)	$(1,848)
Effective tax rate	2.0%	30.1%

Our income tax benefit for the interim periods presented is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense for the three months ended March 31, 2020 is comprised mainly of foreign and state tax expense. Total income tax expense for the three months ended March 31, 2019 is comprised mainly of the tax impact of the loss for impairment, federal, foreign and state tax expense.

Our effective tax rate was 2.0% and 30.1% for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the difference between our effective tax rate of 2.0% and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in tax valuation allowance in our US and China subsidiaries and discrete item adjustments for U.S. and foreign taxes. For the three months ended March 31, 2019, the difference between the effective tax rate of 30.1% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in tax valuation allowance in our China subsidiary, discrete item adjustments for the U.S. and foreign taxes, the tax impact of the loss for impairment and the excess book deduction related to stock options and restricted stock units that were exercised or vested during the quarter.

Because of our net operating loss carryforwards, we are subject to U.S. federal and state income tax examinations from the year 2000 and forward. We are subject to foreign tax examinations by tax authorities for years 2014 and forward in Sweden, 2015 and forward in China, 2015 and forward in India and 2016 and forward in the United Kingdom.

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

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that it will continue to assess a full valuation allowance on its U.S., Swedish U.K., Chinese and Slovakian net deferred assets as of March 31, 2020. We have determined that it is not more likely than not that it will realize the benefits of its deferred taxes in the U.S and foreign jurisdictions.

14.	Leases

We maintain leases of office facilities and equipment. Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. We recognize lease expense for minimum lease payments on a straight-line basis over the term of the lease. Certain leases include options to renew or terminate. Renewal options are exercisable based upon our discretion and vary based on the nature of each lease, with renewal periods generally ranging from one year to five years. The term of the lease includes renewal periods, only if we are reasonably certain that we will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, we consider several factors, including but not limited to, the cost of moving to another location, the cost of disruption to operations, whether the purpose or location of the leased asset is unique and the terms associated with extending the lease.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU assets represent the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. Our real estate leases, which are comprised primarily of office spaces, represent a majority of the lease liability. The majority of our lease payments are fixed, although an immaterial portion of payments are variable in nature. Variable lease payments vary based on changes in facts and circumstances related to the use of the ROU and are recorded as incurred. We use an incremental borrowing rate based on rates available at commencement in determining the present value of future payments.

We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. We apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets (in thousands):

Operating Leases	Classification	March 31, 2020	December 31, 2019
Leased Assets
Operating lease - right of use assets	Long term assets	$2,053	$2,215

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	1,159	1,153
Operating lease liabilities	Long term liabilities	2,704	3,000
		$3,863	$4,153

We executed a sublease agreement with a tenant to sublease 3,650 square feet from the office space in Sykesville on May 1, 2019. This agreement is in addition to the 3,822 of square feet previously subleased, which was entered into on April 1, 2017. The sublease does not relieve us of our primary lease obligation. The lessor agreements are both considered operating leases, maintaining the historical classification of the underlying lease. We do not recognize any underlying assets for the subleases as a lessor of operating leases. The net amount received from the sublease is recorded within selling, general and administrative expenses.

The table below summarizes the lease income and expenses recorded in the consolidated statements of operations incurred during the three months ended March 31, 2020, (in thousands):

		Three months ended
Lease Cost	Classification	March 31, 2020	March 31, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$321	$228
Short-term leases costs (2)	Selling, general and administrative expenses	1	38
Sublease income (3)	Selling, general and administrative expenses	(32)	(16)
Net lease cost		$290	$250

(1) Includes variable lease costs which are immaterial.
(2) Include leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of 2 tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The future minimum lease payments under non-cancellable operating leases are reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted operating lease liabilities as recognized at March 31, 2020 consolidated balance sheet (in thousands):

Operating Leases
2020	$995
2021	1,292
2022	1,184
2023	622
2024	106
After 2024	-
Total lease payments	$4,199
Less: Interest	336
Present value of lease payments	$3,863

We calculated the weighted-average remaining lease term, presented in years below and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, we use the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	3.28	3.51
Weighted-average discount rate
Operating leases	5.00%	5.00%

The table below sets out the classification of lease payments in the consolidated statement of cash flows. The right-of-use assets obtained in exchange for operating lease liabilities represent the new operating leases obtained through our business combinations during the three months ended March 31, 2020.

(in thousands)
	Three months ended
Other Information	March 31, 2020	March 31, 2019
- Operating cash flows used in operating leases	$339	$235
Cash paid for amounts included in measurement of liabilities	339	235

15.	Segment Information
We have two reportable business segments. The Performance Improvements Solutions segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve. The Performance segment includes simulation for both training and engineering applications. Examples of engineering services include, but are not limited to, plant design verification and validation, thermal performance evaluation and optimization programs and engineering programs for plants for ASME code and ASME Section XI. We provide these services through GSE, True North and DP Engineering across all market segments. Example training applications include turnkey and custom training services. Contract terms are typically less than two years.

The NITC segment provides specialized workforce solutions primarily to the nuclear industry, working at clients' facilities. This business is managed through our Hyperspring and Absolute subsidiaries. The business model, management focus, margins and other factors clearly separate this business line from the rest of our product and service portfolio.

Our primary measure of segment performance, as shown in the table below, excludes the loss on impairment of intangible assets and goodwill and the change in fair value of contingent consideration, net related to the DP Engineering acquisition, which do not accurately represent the ongoing operations of the Performance Improvements Solutions segment. Excluding these discrete items from the segment measure of performance allows for better period over period comparison.

The following table summarizes the revenue and operating results attributable to our reportable segments and includes a reconciliation of segment revenue to consolidated revenue and segment loss to consolidated loss before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant:

(in thousands)	Three months ended
	March 31, 2020	March 31, 2019
Revenue:
Performance Improvement Solutions	$9,711	$12,190
Nuclear Industry Training and Consulting	7,994	10,004
Total revenue	$17,705	$22,194

Operating loss:
Performance Improvement Solutions	$(1,272)	$(863)
Nuclear Industry Training and Consulting	(559)	(925)
Loss on impairment	(4,302)	(5,464)
Change in fair value of contingent consideration, net	-	1,200
Operating loss	(6,133)	(6,052)

Interest expense, net	(241)	(208)
(Loss) gain on derivative instruments, net	(43)	93
Other income, net	29	22
Loss before income taxes	$(6,388)	$(6,145)

16.	Commitments and Contingencies

Per ASC 450 Contingencies, we review potential items and areas where a loss contingency could arise. In the opinion of management, we are not a party to any legal proceeding, the outcome of which, in management's opinion, individually or in the aggregate, would have a material effect on our consolidated results of operations, financial position or cash flows. Legal defense costs are expensed as incurred.

Joyce v. Absolute Consulting, Inc.

On March 29, 2019, a former employee of Absolute Consulting, Inc., filed a putative class action against Absolute and us in the United States District Court for the District of Maryland (case number 1:19 cv 00868 RDB). The lawsuit alleged the plaintiff was not properly compensated for overtime hours worked. We have been dismissed from the case, but Absolute remains a party and continues to deny allegations and defend this litigation with GSE’s assistance. In July 2020, mediation occurred between Absolute and the plaintiff, at which the parties reached a tentative understanding but not yet a final settlement or conclusion (see Note 17). The parties will continue to work together to finalize a settlement based on the terms of their understanding, which will then be presented for approval to the court. We are unable to conclude regarding the likelihood of an unfavorable outcome or if this matter is remote or probable.

17.	Subsequent Events
On July 14, 2020, a mediation session occurred between our legal counsel, Absolute Consulting's management and the plaintiffs in the Joyce v. Absolute Consulting Inc. matter (see Note 16). As a result, the parties have entered into non-binding memorandum of understanding (‘MOU’), which if memorialized in a final settlement agreement that receives court approval, would result in an estimated gross settlement between $861 thousand and $1.5 million. If the case is not settled, then the parties would remain in their pre-MOU positions. We are unable to conclude that the likelihood of an unfavorable outcome in this matter is remote or probable.

CARES Act

On April 24, 2020, we received funds under the Paycheck Protection Program, a part of the CARES Act. The loan is serviced by Citizen’s Bank, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We plan to use the funds for payroll and related costs, rent, utilities and other debt obligations incurred before February 15, 2020. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on our ability to adhere to the forgiveness criteria. The loan bears interest at a rate of 0.98% per annum and matures on April 24, 2022, with the first payment deferred until November 2020. Under the terms of the PPP, certain amounts may be forgiven if they are used in accordance with the CARES Act. The Company believes that the full amount of the $10.0 million Paycheck Protection Program loan will be forgiven.

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

GSE is a leading provider of professional and technical engineering, staffing services and simulation software to clients in the power and process industries. We provide customers with simulation, engineering and plant services that help clients reduce risks associated with operating their plants, increase revenue through improved plant and employee performance, and lower costs through improved operational efficiency. In addition, we provide professional services that systematically help clients fill key vacancies in the organization on a short-term basis, primarily in procedures, engineering, technical support, and training focused on regulatory compliance and certification in the nuclear power industry. Our operations also include interactive computer-based tutorials and simulation software for the refining, chemical, and petrochemical industries.

In December 2019, a novel strain of coronavirus, the COVID-19 virus, was reported in Wuhan, China. On March 11, 2020, the WHO declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. As of the date of this report, both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. As such, the ultimate impact the pandemic will have on the Company’s financial condition, liquidity and future results of operations is highly uncertain and subject to change. Management is actively monitoring the situation on its financial condition, liquidity, operations, industry, supplies and workforce. The Company expects that financial results for the fiscal year 2020 will be negatively affected as a result of COVID-19.

During the three months ended March 31, 2020, we determined that the COVID-19 virus was an indicator of a triggering event that could result in an impairment of our assets. Based upon this assessment, we performed an interim analysis of our individual asset groupings at the subsidiary level and concluded that the carrying value of the assets of DP Engineering exceeded its fair value. We used the discounted cash flow analysis to test for impairment and calculated that the fair value exceed the carrying value of the DP Engineering definite-lived intangible assets by $4.3 million and recorded an impairment for this amount as of March 31, 2020.

On April 24, 2020, we received funds under the Paycheck Protection Program, a part of the CARES Act. The loan is serviced by Citizen’s Bank, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We plan to use the funds for payroll and related costs, rent, utilities and other debt obligations incurred before February 15, 2020. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on our ability to adhere to the forgiveness criteria. The loan bears interest at a rate of 0.98% per annum and matures on April 24, 2022, with the first payment deferred until November 2020. Under the terms of the PPP, certain amounts may be forgiven if they are used in accordance with the CARES Act. The Company believes that the full amount of the $10.0 million Paycheck Protection Program loan will be forgiven.

General Business Environment

We operate through two reportable business segments: Performance Improvement Solutions and NITC. Each segment focuses on delivering solutions to customers within our targeted markets - primarily the power and process industries. Marketing and communications, accounting, finance, legal, human resources, corporate development, information systems and other administrative services are organized at the corporate level. Business development and sales resources are generally aligned with each segment to support existing customer accounts and new customer development. The business units collaborate to facilitate cross-selling and the development of new solutions. The following is a description of our business segments:

Performance Improvement Solutions (approximately 55% of revenue at March 31, 2020)

Our Performance Improvement Solutions segment primarily encompasses our power plant high-fidelity simulation solutions, engineering services for ASME programs, thermal performance optimization and plan design modifications, and interactive computer-based tutorials/simulation focused on the process industry. This segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve, primarily nuclear and fossil fuel power generation, as well as natural adjacencies in the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. GSE and its predecessors have been providing these services since 1976.

Our engineering solutions include the following: (1) in-service testing for engineering programs focused on ASME OM code including Appendix J, balance of plant programs, and thermal performance; (2) in-service inspection for specialty engineering including ASME Section XI; (3) software solutions; and (4) mechanical design, civil/structural design, electrical, instrumentation and controls design, digital controls/cyber security and fire protection for nuclear power plant design modifications.  Our True North and DP Engineering businesses typically work as either the engineer of choice or specialty engineer of choice for our clients under master services agreements.  GSE and its predecessors have been providing these engineering solutions and services since 1995.

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

Nuclear Industry Training and Consulting (approximately 45% of revenue at March 31, 2020)

NITC provides highly specialized, expert-professionals to the nuclear power industry. These employees work at our clients' facilities under client direction. Examples of these highly skilled positions are senior reactor operations instructors, procedure writers, project managers, work management specialists, planners and training material developers. This business is managed through the Hyperspring and Absolute subsidiaries. The business model, management focus, margins and other factors clearly separate the business line from the rest of the Company's product and service portfolio. GSE and its predecessors have been providing these training and consulting services since 1997.

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

Strategic pause in our executed roll-up acquisition strategy: Over the past few years we have complemented our organic growth strategy with selective acquisitions including, but not limited to, the following: engineering; training, staffing and consulting service businesses for the power industry, with a particular focus on nuclear power; and software utilized in the power industry, both domestic and international. We had focused our acquisition efforts on opportunities that would enhance our portfolio of products and services, strengthen our relationships with our existing customers, and potentially expand our footprint to include new customers in our core served industries. Following this strategy, we have made three acquisitions since 2017.  Although we believe opportunities still exist to acquire more businesses that would be complementary to ours, given our current desire to focus on cross selling and upselling across our existing business portfolio, we have paused our acquisition of new businesses.  Our current efforts are focused on organic growth across the portfolio while utilizing free cash flow to pay down debt associated with our delayed-draw term loan facility. While our roll-up acquisition strategy is on pause, the Company remains open to transformational opportunities that may present themselves.

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

Expand our total addressable market: Our focus on organic growth means enhancing our product capabilities or new product and introduce new service categories that create value for our customers and therefore expand our total addressable market. Currently we are working on initiatives to expand our solution offerings in both of our business segments that may include, but are not limited to, the following: expanding our software product portfolio to include enhanced power and process simulation tools and systems that are complementary to our core offerings; delivering enhanced learning management systems/solutions; offering fully outsourced training solutions to our customers; adding work flow process improvement solutions; tailoring operational reporting and business intelligence solutions to address the unique need of our end user markets; and adding new services to broaden our market reach. With the pause of our roll-up acquisition strategy, our current expansion efforts are primarily organic in nature.

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

Research and development (R&D): We invest in R&D to deliver unique solutions that add value to our end-user markets. We have delivered nuclear core and Balance-of-Plant modeling and visualization systems to the industry. To address the nuclear industry's need for more accurate simulation of both normal and accident scenarios, we provide our DesignEP® and RELAP5-HD® solutions. Our entire JADETM suite of simulation software, including industry leading JTOPMERET® and JElectricTM software, provides the most accurate simulation of balance of plant and electrical systems available to the nuclear and fossil plant simulation market. The significant enhancements we have made to our SimExec® and OpenSimTM platforms enables customers to be more efficient in the daily operation of their simulators. We are bringing SimExec® and OpenSimTM together into a next generation unified environment that will add new capabilities as requested by clients and driven by market need.
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

Strengthen and develop our talent while delivering high-quality solutions: Our experienced employees and management team are our most valuable resources. Attracting, training, and retaining top talent is critical to our success. To achieve our talent goals, we intend to remain focused on providing our employees with entrepreneurial opportunities to increase client contact within their areas of expertise and to expand and deepen our service offerings. We will also continue to provide our employees with training, personal and professional growth opportunities, performance-based incentives including opportunities for stock ownership, bonuses and competitive benefits as benchmarked to our industry and locations. We have developed a strong reputation for quality services based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, and exceptional expertise across multiple service sectors. We have received numerous industry certificates and awards over the years for outstanding service.

Employees:  As of March 31, 2020, we had approximately 394 employees, which includes approximately 195 in our Performance Improvement Solutions segment and approximately 183 in our NITC segment. To date, we have been able to locate and engage highly qualified employees as needed and we expect our growth efforts to be addressed through attracting top talent.

Backlog:  As of March 31, 2020, we had approximately $54.0 million of total gross revenue backlog, which included $32.2 million of Performance Improvement Solutions backlog and $21.8 million of NITC backlog. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client.  We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

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
Results of Operations

The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenue.

(in thousands)	Three months ended
	March 31, 2020%		March 31, 2019%
Revenue	$17,705	100.0%	$22,194	100.0%
Cost of revenue	13,590	76.8%	17,458	78.7%

Gross profit	4,115	23.2%	4,736	21.3%
Operating expenses:
Selling, general and administrative	4,948	27.9%	4,423	19.9%
Research and development	210	1.2%	240	1.1%
Restructuring charges	10	0.1%	-	0.0%
Loss on impairment	4,302	24.3%	5,464	24.6%
Depreciation	108	0.6%	91	0.4%
Amortization of definite-lived intangible assets	670	3.8%	570	2.6%
Total operating expenses	10,248	57.9%	10,788	48.6%

Operating loss	(6,133)	(34.7)%	(6,052)	(27.3)%

Interest expense, net	(241)	-1.4%	(208)	(0.9%)
(Loss) gain on derivative instruments, net	(43)	(0.2)%	93	0.4%
Other income, net	29	0.2%	22	0.1%

Loss before income taxes	(6,388)	(36.1)%	(6,145)	(27.7)%

Benefit from income taxes	(130)	(0.7)%	(1,848)	-8.3%

Net loss	$(6,258)	(35.3)%	$(4,297)	(19.4)%

Results of Operations - three months ended March 31, 2020 versus three months ended March 31, 2019

Revenue

Revenue for the three months ended March 31, 2020 totaled $17.7 million, which was 20.2% less than the $22.2 million of revenue for the three months ended March 31, 2019. The decrease in revenue over the prior fiscal period was due to a decrease in both of our reporting segments, Performance Improvement Solutions and NITC, as shown below:
	Three months ended
(in thousands)	March 31, 2020	March 31, 2019
Revenue:
Performance Improvement Solutions	$9,711	$12,190
Nuclear Industry Training and Consulting	7,994	10,004
Total revenue	$17,705	$22,194

Performance Improvement Solutions revenue decreased 20.3% to $9.7 million for the three months ended March 31, 2020 from $12.2 million for the three months ended March 31, 2019. The change was mainly driven by a decrease of $2.2 million in Performance due to major simulator project completions in the first quarter of 2019, which have not been replaced. In addition, we experienced a reduction in international revenue of $0.3 million for the three months ended March 31, 2020, as compared to the same period in 2019. We recorded total Performance orders of $5.4 million and $4.6 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, our revenue on training and consulting services through time and material or fixed-price contracts accounted for 51% and 41% of the segment's revenue, respectively.

Nuclear Industry Training and Consulting revenue decreased 20.1% to $8.0 million for the three months ended March 31, 2020 from $10.0 million, for the three months ended March 31, 2019. The decrease in sales was attributed to lower demand for staff augmentation support from two major customers, and the completion of a large project on December 31, 2019. NITC orders totaled $14.3 million and $9.8 million for the three months ended March 31, 2020 and 2019, respectively. In the first quarter of 2019, we increased the business development team to grow sales and to make us more responsive to the needs of our new and existing customers.

At March 31, 2020, backlog was $54.0 million, of which $32.2 million was attributed to the Performance segment and $21.8 million was attributed to the NITC segment. At December 31, 2019, our backlog was $52.7 million, of which $37.2 million was attributed to the Performance segment and $15.5 million was attributed to the NITC segment.

Gross profit

Gross profit was $4.1 million or 23.2%, for the three months ended March 31, 2020, compared to $4.7 million or 21.3%, for the same period in 2019.

(in thousands)	Three months ended
	March 31, 2020%		March 31, 2019%
Gross profit:
Performance Improvement Solutions	$3,028	31.2%	$3,699	30.3%
Nuclear Industry Training and Consulting	1,087	13.6%	1,037	10.4%
Total gross profit	$4,115	23.2%	$4,736	21.3%
The decrease in our gross profit of $621 thousand was primarily driven by decreased gross profit margins in our Performance segment, due to completion of higher margin projects in our True North and DP Engineering subsidiaries during fiscal 2019.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses totaled $4.9 million and $4.4 million for the three months ended March 31, 2020 and 2019, respectively. Significant changes in the components of SG&A spending were as follows:

($ in thousands)	Three months ended
	March 31, 2020%		March 31, 2019%
Selling, general and administrative expenses:
Corporate charges	$3,679	74.4%	$4,433	48.2%
Contingent consideration	-	0.0%	(1,200)	27.1%
Business development expenses	936	18.9%	944	21.3%
Facility operation & maintenance (O&M)	236	4.7%	245	5.5%
Bad debt expense	93	1.9%	-	0.0%
Other	4	0.1%	1	0.0%
Total	$4,948	100.0%	$4,423	100.0%

Corporate charges

Corporate charges decreased $446 thousand during the three months ended March 31, 2020 due primarily to a reduction of $600 thousand in acquisition costs paid during the three months ended March 31, 2019 for DP Engineering.

Contingent consideration

Change in fair value of contingent consideration initially recorded for DP Engineering with no similar charge in the three months ended March 31, 2020.

Bad debt expense

We recorded bad debt expense of $93 thousand and $0 for the three months ended March 31, 2020 and 2019, respectively. We record bad debt allowance based on historical trends of past due amounts, write-offs and specific identification and review of customer accounts.

Research and development

Research and development costs consist primarily of software engineering personnel and other related costs. Research and development costs, net of capitalized software, totaled $210 thousand and $240 thousand for the three months ended March 31, 2020 and 2019, respectively. Before capitalization of software development costs, research and development costs totaled $272 thousand and $350 thousand for three the months ended March 31, 2020 and 2019, respectively.

Restructuring charges

For the three months ended March 31, 2020, we incurred $10 thousand of restructuring charges, due primarily to restoration of a leased space due to abandonment. For the three months ended March 31, 2019, we recorded $0 of restructuring charges.

Depreciation

Depreciation expense totaled $108 thousand and $91 thousand for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense relates primarily to computers and related equipment for employees for both years.

Amortization of definite-lived intangible assets

Amortization expense related to definite-lived intangible assets totaled $670 thousand and $570 thousand for the three months ended March 31, 2020 and 2019, respectively. The amortization recorded in both years relates to definite-lived intangible assets acquired in recent fiscal years and predominately consists of customer related intangibles and trademarks.

Impairment on goodwill and definite-lived intangible assets

We determined that the COVID-19 pandemic was a triggering event, requiring an interim impairment test to be performed on our long-lived assets. Management determined that the lowest level of separately, identifiable assets was at the subsidiary level. Based upon our analysis, we determined that the carrying value of the definite-lived intangible assets of DP Engineering exceeded its fair value and recognized a $4.3 million impairment during the three months ended March 31, 2020. In the prior year, we recognized an impairment charge of $5.6 million related to goodwill, upon the acquisition of DP Engineering during the three months ended March 31, 2019 (see Note 4 to the consolidated financial statements).

Gain (Loss) on derivative instruments, net

Gain (loss) on derivative instruments, net relates to our foreign exchange contracts and remeasurement of foreign currency-denominated contract receivables, billings in excess of revenue earned and subcontractor accruals. These amounts are remeasured into the functional currency, using the current exchange rate at the end of the period. For the three months ended March 31, 2020, we recognized a gain of $17 thousand on the change in fair value of foreign exchange contracts and a gain of $37 thousand from the remeasurement of contract receivables, billings in excess of revenue earned and subcontractor accruals. For the three months ended March 31, 2019, we recognized a gain of $102 thousand on the change in fair value of foreign exchange contracts and a gain of $17 thousand from the remeasurement of contract receivables, billings in excess of revenue earned and subcontractor accruals.

Interest expense (income), net

Interest expense totaled $241 thousand and $222 thousand for the three months ended March 31, 2020 and 2019, respectively. Interest income totaled $0 and $14 thousand for the three months ended March 31, 2020 and 2019, respectively.

Other (expense) income, net

We recognized $29 thousand of other income, net and $22 thousand of other income, net for the three months ended March 31, 2020 and 2019, respectively.

Income tax benefit

Income tax benefits were $130 thousand, or an effective income tax rate of 2.0%, for the three months ended March 31, 2020, compared to $1.8 million, or an effective income tax rate of 30.1%, for the three months ended March 31, 2019. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Tax expense in 2020 is comprised mainly of foreign income tax expense and state tax expense. Tax expense in 2019 is comprised mainly of the tax impact of the loss for impairment, federal income tax expense, foreign income tax expense and state tax expense.

Our effective tax rate was 2.0% and 30.1% for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the difference between the effective tax rate of 2.0% and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in tax valuation allowance in our US and China subsidiaries and discrete item adjustments for the U.S. and foreign taxes. For the three months ended March 31, 2019, the difference between the effective tax rate of 30.1% and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in valuation allowance in our China subsidiary, discrete item adjustments for the U.S. and foreign taxes, including the tax impact of the loss for impairment, and the excess book deduction related to stock options and restricted stock units that were exercised or vested during the quarter.

Because of our net operating loss carryforwards, we are subject to U.S. federal and state income tax examinations from the year 2000 and forward. We are subject to foreign tax examinations by tax authorities for years 2014 forward for Sweden, 2015 forward for China, 2015 forward for India and 2016 forward for the UK.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that we will continue to assess a full valuation allowance on our U.S., Swedish, U.K., Chinese and Slovakian net deferred assets as of March 31, 2020. We have determined that it is not more likely than not that we will realize the benefits of our deferred taxes in the U.S. and foreign jurisdictions.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, Management makes several estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses. Our most significant estimates relate to revenue recognition on contracts with customers, allowance for doubtful accounts, product warranties, valuation of goodwill and intangible assets acquired, valuation of long-lived assets to be disposed of, valuation of contingent consideration issued in business acquisitions, valuation of stock based compensation awards and the recoverability of deferred tax assets. These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our most recent Annual Report on Form 10-K. For all of our accounting policies, management cautions that future events rarely develop exactly as forecasted, and our best estimates may require adjustment as facts and circumstances change.

Liquidity and Capital Resources

As of March 31, 2020, our cash and cash equivalents totaled $11.4 million compared to $11.7 million at December 31, 2019.

For the three months ended March 31, 2020 and 2019, net cash provided by (used in) operating activities was $1.6 million and $(0.6) million, respectively. The increase of $2.2 million in cash flows provided by operating activities was primarily driven by collection of contract receivables during the period.

Net cash used in investing activities totaled $(0.1) million and $(13.6) million for the three months ended March 31, 2020 and 2019, respectively. The decrease in cash outflow used in investing activities in 2020 was primarily driven by the acquisition of DP Engineering in the three months ended March 31, 2019, for which the net cash consideration was $13.5 million.

For the three months ended March 31, 2020 and 2019, cash (used in) provided by financing activities totaled $(1.7) million and $13.5 million, respectively. The increase in the cash outflow from financing activities was driven by a reduction of draws on long-term debt of $14.3 million during the three months ended March 31, 2020; offset by an increase in repayments on term loans of $(4.5) million and a draw on the line of credit of $3.5 million.

We received funds under the Paycheck Protection Program after the period end in the amount of $10.0 million. We plan to use these funds for payroll and related costs, rent, utilities and other debt obligations incurred before February 15, 2020. The Company believes that the full amount of the $10.0 million Paycheck Protection Program loan will be forgiven based upon current projections.

We believe that our cash and cash equivalents at March 31, 2020, cash generated from our normal operations, and the PPP funds received will be sufficient to fund our operating requirements for at least the next twelve months. The PPP funds will not help us avoid violating our debt covenants or prevent substantial doubt from being raised about our ability to continue as a going concern, as discussed below.

Going Concern Consideration

As a result of the COVID-19 pandemic, we are experiencing a negative impact on our financial position and results of operations. We are likely to continue to experience delays in commencing outstanding orders or loss of orders altogether, disruption of our business as a result of worker illness or mandated shutdowns, and this could impact our ability to maintain compliance with our debt covenants, our ability to refinance existing indebtedness and our ability to access new capital. We received $10 million from the Paycheck Protection Program ("PPP") and indicated without these funds, the risk of employee terminations, layoffs and other drastic cost reductions exists. While the PPP funds will provide us liquidity, these funds will not prevent us from potentially not meeting the minimum EBITDA covenant or other of our debt covenants in the future. Including the proceeds from the PPP, we believe we have sufficient cash to meet our operating requirement needs for at least the next twelve months; however since some of our loan covenants are related to operating performance, and our operating performance is being significantly impacted by the COVID-19 pandemic, we believe it is probable we will not remain in compliance with our debt covenants throughout the remainder of fiscal 2020. As a result of the expected debt covenant violation, we have classified our debt as short-term in our consolidated balance sheets as of March 31, 2020 and December 31, 2019, which creates substantial doubt regarding our ability to continue as a going concern.

Credit Facilities

We entered into a 3-year, $5.0 million revolving line of credit facility ("RLOC") with Citizens Bank National Association (the Bank) on December 29, 2016 to fund general working capital needs and provide funding for acquisitions. We are not required to maintain a restricted cash collateral account at Citizens Bank for outstanding letters of credit and working capital advances. The credit facility agreement is subject to certain financial covenants and reporting requirements.

On May 11, 2018, we entered into an Amended and Restated Credit and Security Agreement ("the Credit Agreement") with the Bank to include (a) a $5.0 million revolving credit facility, not subject to a borrowing base, with a letter of credit sub-facility, and (b) a $25.0 million delayed draw term loan facility available to be drawn upon for up to 18 months to finance certain permitted acquisitions. The credit facilities mature in five years and bear interest at one-month USD LIBOR plus a margin that varies depending on our overall leverage ratio. Revolving loans are interest-only with principal due at maturity, while term loans require monthly payments of principal and interest based on an amortization schedule.

Our obligations under the Credit Agreement are guaranteed by our wholly-owned subsidiaries Hyperspring, Absolute, True North, DP Engineering and by any future material domestic subsidiaries (collectively, the Guarantors). On June 28, 2019, we entered into the Fifth Amendment and Reaffirmation Agreement on June 28, 2019. This agreement changed the fixed charge coverage ratio from 1.25, to four different ratios ranging from 1.05 to 1.25 among different time periods and changed the leverage ratio to: (i) 2.75 to 1.00 for the period ending March 31, 2020; (ii) 2.50 to 1.00 for the periods ending June 30, 2020 and September 30, 2020; (iii) 2.25 to 1.00 for the periods ending December 31st, March 31st, June 30th and September 30th thereafter.

On January 8, 2020, we entered into the Sixth Amendment and Reaffirmation Agreement due to implications of the COVID-19, effective on December 31, 2020 pandemic and an expectation by management for a future violation of our debt covenants. The amendments contained therein relaxed the fixed charge coverage ratio and leverage ratio, as well as delayed testing of both financial covenants, but added a covenant requiring that the Company maintain a consolidated, Adjusted EBITDA target of $4.25 million to be tested as of December 31, 2019, March 31, 2020 and June 30, 2020. Further, we agreed to maintain a minimum USA liquidity of at least $5.0 million in the aggregate, to be tested bi-weekly as of the fifteenth and the last day of each month beginning on December 31, 2019 and thereafter until June 30, 2020. In addition to the revised covenants, we agreed to make additional principal payments as follows: $3.0 million on January 6, 2020; $1.0 million on March 31, 2020; and $1.0 million on June 30, 2020.

On April 17, 2020, we entered into a Seventh Amendment and Reaffirmation Agreement, effective on March 31, 2020. The Agreement requires us to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, to be tested quarterly as of the last day of each quarter beginning with the quarter ending June 30, 2021 and on a rolling four-quarter basis. We agreed not to exceed a maximum leverage ratio, to be tested quarterly as of the last day of each quarter, beginning with the quarter ending September 30, 2020, on a rolling four-quarter basis as follows:  (i)  3.00 to 1.00 for the period ending on September 30, 2020, (ii) 2.50 to 1.00 for the period ending on December 31, 2020, and (iii) 2.25 to 1.00 for the period ending on March 31, 2021 and for the periods ending on each December 31, March 31, June 30 and September 30 thereafter. In addition to the revised covenants, we agreed to make additional principal payment as follows: $0.75 million on April 17, 2020; and $0.5 million on June 30, 2020. We have the option to refinance the term loan facility if certain requirements are met, including certain covenant thresholds.

At March 31, 2020, the outstanding balance of our long-term debt was $13.3 million.

At March 31, 2020, there were $3.5 million outstanding borrowings on the RLOC and four letters of credit totaling $1.2 million. The amount available at March 31, 2020, after consideration of the letters of credit was approximately $0.3 million.

The credit facility agreement is subject to financial covenants, some of which were amended on April 17, 2020. At March 31, 2020, we were in compliance with our financial covenants, but we have projected non-compliance with the EBITDA covenant. We have a plan to address the expected non-compliance; however, due to our projections of failure to meet all of our covenants, we have classified our debt as current in our consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

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

(in thousands)
	Three months ended
	March 31,
	2020	2019
Net loss	$(6,258)	$(4,297)
Interest expense (income), net	241	208
Benefit from income taxes	(130)	(1,848)
Depreciation and amortization	853	790
EBITDA	(5,294)	(5,147)
Loss on impairment	4,302	5,464
Impact of the change in fair value of contingent consideration	-	(1,200)
Restructuring charges	10	-
Stock-based compensation expense	141	597
Impact of the change in fair value of derivative instruments	43	(93)
Acquisition-related expense	181	628
Adjusted EBITDA	$(617)	$249

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

(in thousands)	Three months ended
	March 31,
	2020	2019
Net loss	$(6,258)	$(4,297)
Loss on impairment	4,302	5,464
Impact of the change in fair value of contingent consideration	-	(1,200)
Restructuring charges	10	-
Stock-based compensation expense	141	597
Impact of the change in fair value of derivative instruments	43	(93)
Acquisition-related expense	181	628
Amortization of intangible assets related to acquisitions	670	570
Income tax expense impact of adjustments	-	(1,165)
Adjusted net (loss) income	$(911)	$504

Adjusted earnings per common share – Diluted	$(0.04)	$0.02

Weighted average shares outstanding - Diluted(1)	20,342,933	20,188,580

(1) During the three months ended March 31, 2020 and 2019, the Company reported both a GAAP net loss and adjusted net loss and an adjusted net loss and adjusted net income during the three months ended March 31, 2020 and 2019, respectively. Accordingly, there were 59,421 and 237,834 dilutive shares from options and RSUs included in the adjusted earnings per common share calculation that were considered anti-dilutive in determining the GAAP diluted (loss)/income per common share.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required of a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report and our annual report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective; we are currently in remediation of our internal controls to address the following material weaknesses identified in our Form 10-K for the year ended December 31, 2019:

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

Management realizes that two material weaknesses in our internal controls surrounding the evaluation of significant or unusual transactions and financial reporting close process are serious matters and require thoughtful responses. To address the control environment surrounding the evaluation of significant or unusual transactions and application of guidance, management has focused on: (i) hiring dedicated staffing and (ii) revision of controls in application of guidance. Management has hired key management level staffing, including a permanent Controller with a background in remediating control environments and a permanent SEC reporting manager. We are performing a review of our controls surrounding the application of guidance with experts in control environments in order to remediate our controls and prevent the misapplication of guidance in the future.

To address the control environment surrounding the financial reporting process, management has implemented measures focusing on four key areas: (i) hiring of dedicated staffing, (ii) shortening the close process, (iii) new revenue process tools and controls, (iv) and expanding our mitigating controls. Management has redesigned the tools used in its monthly flux reviews to evaluate differences at a more precise level in order to identify and prevent errors in the financial close process. In addition to addressing accounting resource turnover, management added additional staffing at the level which will provide the necessary support required to observe all accounting controls and workflow processes to perform the financial reporting controls. Furthermore, management has realigned its accounting resources to optimize workflows and has set in motion a plan to shorten the close cycle. A plan management believes, with the additional staffing resources, will allow for increased time spent on performing analytics and using newly implemented tools to observe control activities necessary to identify errors in our financial statements. Additionally, management has redesigned revenue process controls and the tools used in its monthly reviews to evaluate differences at a more precise level to identify and prevent errors in the financial close process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

GSE and its subsidiaries are from time to time involved in litigation incidental to the conduct of its business. GSE and its subsidiaries are not a party to, and its property is not the subject of, any material pending legal proceedings that, in the opinion of management, are likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

On March 29, 2019, a former employee of Absolute Consulting, Inc., filed a putative class action against Absolute and the Company, Joyce v. Absolute Consulting Inc., case number 1:19 cv 00868 RDB, in the United States District Court for the District of Maryland. The plaintiff alleges he was not properly compensated for overtime hours worked. On July 14, 2020, a mediation session occurred between our legal counsel, Absolute Consulting's management and the plaintiffs in the Joyce v. Absolute Consulting Inc. matter. As a result, the parties have entered into non-binding memorandum of understanding (‘MOU’), which if memorialized in a final settlement agreement that receives court approval, would result in an estimated gross settlement between $861 thousand and $1.5 million. If the case is not settled, then the parties would remain in their pre-MOU positions.
Item 1A.	Risk Factors

The following additional risk factors should be read in conjunction with the risk factors set forth under "Item 1A. Risk Factors" in our 2019 Form 10-K. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K.

A novel strain of coronavirus, the COVID-19 virus, may adversely affect our business operations and financial condition.

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our customers’ operations, our employees and our employee productivity. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. These supply chain effects, and the direct effect of the virus and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in many cases, are working remotely and using various technologies to perform their functions. We might experience delays or changes in customer demand, particularly if customer funding priorities change. Further, in reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. Our Performance Improvement Solutions business segment, as they are classified essential, for the most part continue without pause. With regard to our NITC business segment, because of the embedded presence of our on-site workforce, if COVID-19 or a similar outbreak of infectious disease were to prevent our workers from being deployed to the applicable customer site, it may disrupt our NITC service offerings, interrupt performance on our Nuclear Industry Training and Consulting contracts with clients and negatively impact our business, financial condition and results of operations. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

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

We have incurred indebtedness under the CARES Act, which will be subject to review, may not be forgivable in whole or in part and may eventually have to be repaid.

We received funds under the Paycheck Protection Program, after the period end, in the amount of $10.0 million, serviced by Citizen's Bank. The application for these funds requires us to, in good faith, certify that the current economic uncertainty made the loan request necessary to support our ongoing operations. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

On April 24, 2020, after the period end, the Company received the loan. Under the terms of the CARES Act and the corresponding promissory note, the use of the proceeds of the loan is restricted to payroll costs (as defined in the CARES Act), covered rent, covered utility payments and certain other expenditures that, while permitted, would not result in forgiveness of a corresponding portion of the loan. Following recent amendments to the Paycheck Protection Program, after an eight- or twenty-four-week period starting with the disbursement of the loan proceeds, the Company may apply for forgiveness of some or all of the loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest (not applicable to the Company), covered rent, and covered utility payments, in each case incurred by the Company during the eight- or twenty-four-week period following the date of first disbursement. Certain reductions in the Company’s payroll costs or full-time equivalent employees (when compared against the applicable measurement period) may reduce the amount of the Loan eligible for forgiveness.
The U.S. Department of the Treasury ("Treasury") and the U.S. Small Business Administration ("SBA") have announced that they will review all Payroll Protection Program loans that equal or exceed $2.0 million. Guidance from Treasury and SBA has been slow to develop and occasionally unclear. At the same time, the Payroll Protection Program has been amended twice with the latest series of amendments significantly altering the timeline associated with the Payroll Protection Program spending and loan forgiveness. While the Company believes that it acted in good faith and has complied with all requirements of the Payroll Protection Program, if Treasury or SBA determined that the Company’s loan application was not made in good faith or that the we did not otherwise meet the eligibility requirements of the Payroll Protection Program, we may not receive forgiveness of the loan (in whole or in part) and we could be required to return the loan or a portion thereof. Further, there is no guarantee that we will receive forgiveness for any amount and forgiveness will be subject to review by our Bank of information and documentation that we submit, as required by SBA and the lender.
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
Although as of March 31, 2020, we are in compliance with the amended financial covenants contained in our debt agreement, and have entered into an additional amendment in April 2020, we cannot rely on forecasted future earnings and could continue to see further deterioration in business causing non-compliance. Management believes the entity will be able to continue to develop new opportunities and will be able to obtain additional debt amendments; however, there is no assurance.
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

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 or at March 31, 2020 due to the existence of two material weaknesses in internal control over financial reporting surrounding the evaluation of significant or unusual transactions and certain controls within the  financial reporting close process. Management realizes that two material weaknesses in our internal controls are serious matters and require thoughtful responses. We developed and implemented a remediation plan to address the identified material weakness as follows: (i) hiring of dedicated staffing, (ii) revision of controls to improve review of complex transactions and application of guidance, (iii) shortening the close process, (iv) new revenue process tools and controls and (v) and expanding our mitigating controls.

Although we believe that these efforts have strengthened our internal control over financial reporting and address the concern that gave rise to the material weakness as of December 31, 2019, we cannot be certain that our expanded knowledge and revised internal control procedures will ensure that we maintain adequate internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and The NASDAQ Capital Market (Nasdaq), we could confront an enforcement action from the SEC and/or delisting from Nasdaq. In either case, such an event could have a material adverse effect on our business. Finally, inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Date:  July 23, 2020
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)