Form 10-Q
period 2020-06-30
GSE SYSTEMS INC
filed 2020-08-20
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2020

or

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

Large accelerated filer □	Accelerated filer □	Non-accelerated filer □	Smaller reporting company ☒
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

There were 20,553,913 shares of common stock, with a par value of $0.01 per share outstanding as of July 31, 2020.

GSE SYSTEMS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,298	$11,691
Contract receivables, net	12,335	17,207
Prepaid expenses and other current assets	1,935	1,880
Total current assets	32,568	30,778

Equipment, software and leasehold improvements, net of accumulated depreciation of ($4,659) and ($4,584)	756	939
Software development costs, net	633	641
Goodwill	13,339	13,339
Intangible assets, net	5,063	10,479
Deferred tax assets, net	-	57
Right-of-use assets, net	1,839	2,215
Other assets	61	61
Total assets	$54,259	$58,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$3,500	$-
Debt, net of issuance costs and discount	9,815	18,481
Accounts payable	505	1,097
Accrued expenses	1,109	1,871
Accrued compensation	2,445	1,876
Billings-in-excess of revenue earned	7,132	7,613
Accrued warranty	952	921
Income taxes payable	1,707	1,341
Other current liabilities	2,042	1,234
Total current liabilities	29,207	34,434

Paycheck Protection Program Loan (PPP)	10,000	-
Operating lease liabilities noncurrent	2,405	3,000
Other noncurrent liabilities	636	956
Total liabilities	42,248	38,390

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 22,149,735 shares issued, 20,550,824 shares outstanding as of June 30, 2020; 21,838,963 shares issued, 20,240,052 shares outstanding as of December 31, 2019	221	218
Additional paid-in capital	79,676	79,400
Accumulated deficit	(63,061)	(54,654)
Accumulated other comprehensive loss	(1,826)	(1,846)
Treasury stock at cost, 1,598,911 shares at June 30, 2020 and December 31, 2019	(2,999)	(2,999)
Total stockholders' equity	12,011	20,119
Total liabilities and stockholders' equity	$54,259	$58,509

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue	$14,340	$23,458	$32,045	$45,652
Cost of revenue	10,778	17,591	24,368	35,049
Gross profit	3,562	5,867	7,677	10,603
Operating expenses:
Selling, general and administrative	4,722	4,343	9,670	8,766
Research and development	179	156	389	396
Restructuring charges	-	2	10	2
Loss on impairment	-	-	4,302	5,464
Depreciation	70	102	178	193
Amortization of intangible assets	444	638	1,114	1,208
Total operating expenses	5,415	5,241	15,663	16,029
Operating (loss) income	(1,853)	626	(7,986)	(5,426)

Interest expense, net	(187)	(316)	(428)	(524)
Gain (loss) on derivative instruments, net	47	(101)	4	(8)
Other income (expense), net	24	(19)	53	3
(Loss) income before income taxes	(1,969)	190	(8,357)	(5,955)
Provision for (benefit from) income taxes	180	406	50	(1,442)
Net loss	$(2,149)	$(216)	$(8,407)	$(4,513)

Net loss per common share - basic and diluted	$(0.11)	$(0.01)	$(0.41)	$(0.23)

Weighted average shares outstanding used to compute net loss per share - basic and diluted	20,407,958	20,006,492	20,375,446	19,979,018

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(2,149)	$(216)	$(8,407)	$(4,513)
Cumulative translation adjustment	206	27	20	(60)
Comprehensive loss	$(1,943)	$(189)	$(8,387)	$(4,573)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Six months ended	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance at January 1, 2020	21,839	$218	$79,400	$(54,654)	$(1,846)	(1,599)	$(2,999)	$20,119

Stock-based compensation expense	-	-	324	-	-	-	-	324
Common stock issued for RSUs vested	311	3	(3)	-	-	-		-
Shares withheld to pay taxes	-	-	(45)	-	-	-		(45)
Foreign currency translation adjustment	-	-	-	-	20	-		20
Net loss	-	-	-	(8,407)	-	-		(8,407)

Balance at June 30, 2020	22,150	$221	$79,676	$(63,061)	$(1,826)	(1,599)	$(2,999)	$12,011

Balance at January 1, 2019	21,485	$214	$78,118	$(42,569)	$(1,635)	(1,599)	$(2,999)	$31,129

Stock-based compensation expense	-	-	1,069	-	-	-	-	1,069
Common stock issued for options exercised	9	1	74	-	-	-	-	75
Common stock issued for RSUs vested	205	2	(2)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(231)	-	-	-	-	(231)
Foreign currency translation adjustment	-	-	-	-	(60)	-	-	(60)
Net loss	-	-	-	(4,513)	-	-	-	(4,513)

Balance at June 30, 2019	21,699	$217	$79,028	$(47,082)	$(1,695)	(1,599)	$(2,999)	$27,469

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Three months ended	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance at April 1, 2020	21,979	$219	$79,495	$(60,912)	$(2,032)	(1,599)	$(2,999)	$13,771

Stock-based compensation expense	-	-	177	-	-	-	-	177
Common stock issued for RSUs vested	171	2	(2)	-	-	-	-	-
Shares withheld to pay taxes	-	-	6	-	-	-	-	6
Foreign currency translation adjustment	-	-	-	-	206	-	-	206
Net loss	-	-	-	(2,149)	-	-	-	(2,149)

Balance at June 30, 2020	22,150	$221	$79,676	$(63,061)	$(1,826)	(1,599)	$(2,999)	$12,011
Balance at April 1, 2019	21,595	$216	$78,578	$(46,866)	$(1,722)	(1,599)	$(2,999)	$27,207

Stock-based compensation expense	-	-	499	-	-	-	-	499
Common stock issued for options exercised	8	-	33	-	-	-	-	33
Common stock issued for RSUs vested	96	1	(1)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(81)	-	-	-	-	(81)
Foreign currency translation adjustment	-	-	-	-	27	-	-	27
Net loss	-	-	-	(216)	-	-	-	(216)

Balance at June 30, 2019	21,699	$217	$79,028	$(47,082)	$(1,695)	(1,599)	$(2,999)	$27,469

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(8,407)	$(4,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on impairment	4,302	5,464
Depreciation	178	193
Amortization of intangible assets	1,114	1,208
Amortization of capitalized software development costs	159	228
Change in fair value of contingent consideration	-	(1,200)
Stock-based compensation expense	324	1,036
Bad debt expense	93	-
(Gain) loss on derivative instruments, net	(4)	8
Deferred income taxes	57	(1,590)
Gain on sale of assets	(5)	(7)

Changes in assets and liabilities:
Contract receivables	4,656	4,878
Prepaid expenses and other assets	531	(4)
Accounts payable, accrued compensation and accrued expenses	309	(2,276)
Billings-in-excess of revenue earned	(396)	(4,512)
Accrued warranty	(110)	117
Other liabilities	(781)	61
Cash provided by (used in) operating activities	2,020	(909)

Cash flows from investing activities:
Capital expenditures	(1)	(25)
Capitalized software development costs	(152)	(212)
Proceeds from sale of equipment, software and leasehold improvements	11	13
Acquisition of DP Engineering, net of cash acquired	-	(13,521)
Cash used in investing activities	(142)	(13,745)

Cash flows from financing activities:
Proceeds from line of credit	3,500	-
Proceeds from issuance of long-term debt	-	14,263
Repayment of long-term debt	(8,595)	(1,841)
Proceeds from Paycheck Protection Program Loan	10,000	-
Proceeds from issuance of common stock	-	75
Deferred financing costs	(70)	-
Shares withheld to pay taxes	(45)	(231)
Cash provided by financing activities	4,790	12,266

Effect of exchange rate changes on cash and cash equivalents	(61)	(63)
Net increase (decrease) in cash and cash equivalents	6,607	(2,451)
Cash and cash equivalents at the beginning of the year	11,691	12,123
Cash and cash equivalents at the end of the period	$18,298	$9,672

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

GSE Systems, Inc. is a leading provider of professional and technical engineering, staffing services and simulation software to clients in the power and process industries. References in this report to "GSE" or "we" or "our" or "the Company" are to GSE Systems, Inc. and our subsidiaries, collectively.

The consolidated interim financial statements included herein have been prepared by GSE and are unaudited. In the opinion of our management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet data for the year ended December 31, 2019 was derived from our audited financial statements, but it does not include all disclosures required by U.S. GAAP.

The results of operations for interim periods are not necessarily an indication of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission on June 11, 2020.

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

COVID-19

GSE employees began working remotely during the first quarter of 2020, due to the COVID-19 pandemic, and will continue to do so, when available and as mandated by local, state and federal regulations. Employees almost entirely work from home for our Performance Improvement Solutions ("Performance") segment, except when required to be at the client site for essential project work. Our Performance contracts, which are considered an essential service, are permitted to and mostly continue without pause; however, we have experienced certain delays on new business. For our staff augmentation, we have seen certain contracts for our Nuclear Industry Training and Consulting ("NITC") customers paused and or delayed as clients shrink their own on-premise workforces to the minimum operating levels in response to the pandemic; as a result, our NITC business has seen its billable employee base decline since the start of the pandemic. Although we cannot fully estimate the length or gravity of the impact of the COVID-19 pandemic to our business at this time, we have experienced delays in commencing new projects and thus our ability to recognize revenue has been delayed for some contracts. We have also had order reductions or other negative changes to orders due to the pandemic. We routinely monitor our operating expenses as a result of contract delays and have made adjustments to keep our gross profit at a sustainable level. As a result of the COVID-19 pandemic, we expect our financial results for the fiscal year 2020 to be lower than fiscal 2019 and forecasts we prepared at the beginning of the 2020 year.

Going Concern

As a result of the COVID-19 pandemic, we are experiencing a negative impact on our financial position and results of operations. We are likely to continue to experience delays in commencing work on outstanding orders or loss of orders altogether, disruption of our business as a result of worker illness or mandated shutdowns, our ability to refinance existing indebtedness and our ability to access new capital, and this has caused us to violate our debt covenants as of June 30, 2020. We received $10 million from the Paycheck Protection Program ("PPP") and indicated without these funds, the risk of employee terminations, layoffs and other drastic cost reductions exists. While the PPP funds have provided us with additional liquidity, these funds did not prevented us from failing to meet our minimum EBITDA covenant on our Citizens Bank credit facility at June 30, 2020 or other debt covenants requirement in the future. Including the proceeds from the PPP, we believe we have sufficient cash to meet our operating requirement needs for at least the next twelve months; however since some of our loan covenants are related to operating performance, and our operating performance is being significantly impacted by the COVID-19 pandemic, we believe it is probable we will not remain in compliance with our debt covenants throughout the remainder of fiscal 2020. As a result of the June 30, 2020 minimum EBITDA covenant violation and future expected debt covenant violations, we have classified our debt as short-term in our consolidated balance sheets as of June 30, 2020 and December 31, 2019, which creates substantial doubt regarding our ability to continue as a going concern.

We are currently in negotiations with the Bank to resolve the minimum EBITDA debt covenant for the quarter ended June 30, 2020, as well as addressing future covenant requirements. To resolve these matters, the Bank may charge us additional fees and require us to pay a portion of our outstanding debt on accelerated payment terms.

Note 2 - Recent Accounting Policies

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

Accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including, but not limited to, trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The new guidance also modifies the impairment model for available-for-sale debt securities and requires the entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. The standard also indicates that entities may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. The ASU is effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On October 16, 2019, the FASB voted to defer the deadlines for private companies and certain small public companies, including smaller reporting companies, to implement the new accounting standards on credit losses. The new effective date is January 1, 2023. We are currently evaluating the effects, if any, that the adoption of this guidance will have on our consolidated financial position, results of operations and cash flows.

Note 3 - Basic and Diluted Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock for the period. Diluted net loss per share adjusts the weighted average shares outstanding for the potential dilution that could occur if outstanding vested stock options were exercised and restricted stock units ("RSU") were vested, unless the impact of potential dilutive common shares outstanding are anti-dilutive. Since we experienced a net loss in each period presented, basic and diluted net loss per common share were the same.

The number of common shares and common share equivalents used in the determination of basic and diluted loss per common share were as follows:

(in thousands, except for share amounts)	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net loss	$(2,149)	$(216)	$(8,407)	$(4,513)

Denominator:
Weighted-average shares outstanding for basic loss per share	20,407,958	20,006,492	20,375,446	19,979,018

Effect of dilutive securities:
Stock options and restricted stock units	-	-	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	20,407,958	20,006,492	20,375,446	19,979,018

Shares related to dilutive securities excluded from calculation because inclusion would be anti-dilutive	74,732	263,241	56,373	175,848

Note 4 - Paycheck Protection Program Loan

We entered into the Paycheck Protection Program Loan (the "PPP Loan") agreement with Citizens Bank, (our or the "Bank") which was approved by the bank and funded on April 24, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The PPP Loan matures on April 24, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principle and interest payments are due for any portion of the loan balance that is not forgiven and deferred for ten months after the last day of the covered period, August 9, 2021.

The PPP Loan funds were received on April 24, 2020. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Payroll Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100% of the principal amount of the loan is guaranteed by the Small Business Administration ("SBA") and (3) an amount up to the full principal amount may qualify for loan forgiveness in accordance with the terms of CARES Act. We are not yet able to determine the amount that might be forgiven. To the extent the loan amount is not forgiven under the PPP, we are obligated to make equal monthly payments of principal and interest, beginning after determination of forgiveness by the Bank. We may apply for forgiveness any time on or before the maturity date of the loan. The SBA provides for certain customary events of default, including if The Company (i) Fails to do anything required by the Note and other Loan Documents (ii) does not disclose, or anyone acting on its behalf does not disclose, any material fact to the Bank or the SBA (iii) makes, or anyone acting on its behalf makes, a materially false or misleading representation to lender or the SBA (iv) reorganizes, merges, consolidates or otherwise changes ownership or business structure without the Bank’s prior written consent (v) Takes certain prohibited actions after the Bank makes a determination that the PPP Loan is not entitled to full forgiveness. Upon default the Bank may require immediate payment of all amounts owing under the PPP Loan or file suit and obtain judgment.

As of June 30, 2020, the Company was in full compliance with all requirements in order to apply for forgiveness under the PPP Loan.

We have classified the full $10 million of the PPP Loan as long-term in our consolidated balance sheet as of June 30, 2020 and recorded $18 thousand in interest expense during the three and six months ended June 30, 2020.

Note 5 - Contract Receivables

Contract receivables represent our unconditional rights to consideration due from our domestic and international customers. We expect to collect all contract receivables within the next twelve months.

The components of contract receivables were as follows:

(in thousands)	June 30, 2020	December 31, 2019

Billed receivables	$6,657	$11,041
Unbilled receivables	6,080	6,624
Allowance for doubtful accounts	(402)	(458)
Total contract receivables, net	$12,335	$17,207

Management reviews collectability of receivables periodically and records an allowance for doubtful accounts to reduce the Company's receivables to their net realizable value when management determines it is probable that we will not be collect all amounts according to the contractual terms of the receivable. The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, specific identification and review of customer accounts. During the six months ended June 30, 2020 and 2019, we recorded bad debt expense of $93 thousand and $0, respectively.

During the month of July 2020, we invoiced $3.0 million of the unbilled amounts as of the period ended June 30, 2020. We expect to bill the remaining unbilled amounts during the remainder of fiscal 2020.

As of June 30, 2020, we had two customers that accounted for 12% and 11% of our consolidated contract receivables. As of December 31, 2019, we had two customers that accounted for 13% and 10% of our consolidated contract receivables.

Note 6 - Goodwill and Intangible Assets

Goodwill

We review goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. We have determined that we have two reporting units, which are the same as our two operating segments, Performance and NITC.

We reviewed our goodwill for impairment as of the first quarter of fiscal 2020, due to the COVID-19 interim triggering event. Based upon our analysis, we determined the fair value of our goodwill at the reporting unit level exceeded the carrying value and determined no impairment charge was required as of the period ended March 31, 2020. No other triggering event was noted during the three months ended June 30, 2020.

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

During the first quarter of fiscal 2020, we determined that the impact of the COVID-19 pandemic on our operations was an indicator of a triggering event that could result in an impairment of our long-lived assets. As such, we performed an interim analysis to determine if an impairment existed as of the period ended March 31, 2020 by its individual asset groupings, which management determined to be at the subsidiary level. We used a discounted cash flow analysis to test for impairment and concluded that the carrying value of the definite-lived intangible assets of DP Engineering exceeded its fair value by $4.3 million, and we recorded an impairment for this amount as of the three months ended March 31, 2020. Management determined no additional triggering impact occurred during the three months ended June 30, 2020.

Changes in the gross carrying amount, accumulated amortization and impairment of definite-lived intangible assets were as follows:

(in thousands)	As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Impact of Impairment	Net
Amortized intangible assets:
Customer relationships	$11,730	$(4,910)	$(3,102)	$3,718
Trade names	2,467	(884)	(778)	805
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreements	949	(290)	(422)	237
Alliance agreements	527	(224)	-	303
Others	167	(167)	-	-
Total	$16,744	$(7,379)	$(4,302)	$5,063

(in thousands)	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$11,730	$(4,079)	$7,651
Trade names	2,467	(727)	1,740
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreements	949	(217)	732
Alliance agreements	527	(171)	356
Others	167	(167)	-
Total	$16,744	$(6,265)	$10,479

Amortization expense related to definite-lived intangible assets totaled $444 thousand and $638 thousand for the three months ended June 30, 2020 and 2019 and $1.1 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. The following table shows the estimated amortization expense of our definite-lived intangible assets for the next five years and thereafter:

(in thousands)
Years ended December 31:
2020 (remainder)	$829
2021	1,213
2022	911
2023	640
2024	435
and thereafter	1,035
Total	$5,063

Note 7 - Fair Value of Financial Instruments

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

As of June 30, 2020 and December 31, 2019, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

As of June 30, 2020, we had four standby letters of credit totaling $1.2 million, which represent performance bonds on four contracts.

For the three and six months ended June 30, 2020 and 2019, we did not have any transfers between fair value Level 1, Level 2 or Level 3. We did not hold any non-financial assets or non-financial liabilities subject to fair value measurements on a recurring basis as of June 30, 2020.

Money market funds as of  both June 30, 2020 and December 31, 2019 are included in cash and cash equivalents in the respective consolidated balance sheets.

The following table presents assets and liabilities measured at fair value at June 30, 2020:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$434	$-	$-	$434
Total assets	434	-	-	434

Liability awards	-	(3)	-	(3)
Interest rate swap contract	-	(234)	-	(234)
Total liabilities	$-	$(237)	$-	$(237)

The following table presents assets and liabilities measured at fair value at December 31, 2019:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$434	$-	$-	$434
Foreign exchange contracts	-	49	-	49
Total assets	$434	$49	$-	$483

Liability awards	$-	$(9)	$-	$(9)
Interest rate swap contract	-	(160)	-	(160)
Total liabilities	$-	$(169)	$-	$(169)

Note 8 - Derivative Instruments

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

As of June 30, 2020, we had no foreign exchange contracts outstanding.

Interest Rate Risk Management

As discussed in Note 10, we entered into an amended Credit Agreement in May 2018 and revised via the Seventh Amendment and Reaffirmation Agreement on April 17, 2020. The loan bears interest at adjusted one-month USD LIBOR, plus a margin ranging between 2.00% and 2.75% depending on our overall leverage ratio. In June 2018, as part of our overall risk management policies, we entered into a pay-fixed, receive-floating interest rate swap contract with a notional amount of $9.0 million to reduce the impact associated with interest rate fluctuations. The notional value amortizes monthly in equal amounts based on the 5-year principal repayment terms. Per the terms of the swap, we are required to pay interest on the basis of a fixed rate of 3.02%, and we receive interest on the basis of one-month USD LIBOR.

For the periods presented, we did not elect to designate any of our derivative contracts as hedges. Changes in the fair value of the derivative contracts are included in gain (loss) on derivative instruments, net in the consolidated statements of operations.

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

We recognized a net gain (loss) on our derivative instruments as outlined below:

	Three months ended		Six months ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Interest rate swap - change in fair value	$23	$(62)	$(74)	$(88)
Foreign exchange contracts	-	(32)	17	70
Remeasurement of related contract receivables, billings-in-excess of revenue earned, and subcontractor accruals	24	(7)	61	10
Gain (loss) on derivative instruments, net	$47	$(101)	$4	$(8)

During the six months ended June 30, 2020, we realized a gain of $17 thousand for foreign exchange contracts due to their close out during fiscal 2020, and we recorded a loss of $74 thousand related to the change in the fair value of foreign exchange contracts for the six months ended June 30, 2019.

Note 9 - Stock-based Compensation

We recognize compensation expense for all equity-based compensation awards issued to employees and directors that are expected to vest. Stock compensation is calculated based upon the fair value of awards as of the grant date. During the three months ended June 30, 2020 and 2019, we recognized $177 thousand and $499 thousand of stock-based compensation expense related to equity awards, respectively. We recognized $324 thousand and $1.1 million of stock-based compensation expense related to equity awards for the six months ended June 30, 2020 and 2019, respectively, under the fair value method. In addition to the equity-based compensation expense recognized, the Company also recognized $0 and $60 thousand of stock-based compensation related to the change in the fair value of cash-settled restricted stock units (RSUs) during the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, the Company recorded stock-based compensation expense of $6 thousand and income of $33 thousand for the same period ended 2019 for the fair value of cash-settled RSUs, respectively.

During three and six months ended June 30, 2020, we granted approximately 10,000 and 40,000 time-based RSUs with an aggregate fair value of approximately $10 thousand and $31 thousand, respectively. For three and six months ended June 30, 2019, we granted approximately 200,000 and 500,000 time-based RSUs with an aggregate fair value of $600 thousand and $1.4 million, respectively. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, and the remainder vest annually in equal amounts over the course of three years. The fair value of the time-based RSUs is expensed ratably over the requisite service period, which ranges from one to three years.

GSE’s 1995 long-term incentive program ("LTIP") provides for the issuance of performance-vesting and time-vesting restricted stock units to certain executives and other Company employees. Vesting of the performance-vesting restricted stock units ("PRSU") is contingent upon the employee's continued employment and the Company's achievement of certain performance goals during designated performance periods as established by the Compensation Committee of the Company's Board of Directors. We recognize compensation expense, net of estimated forfeitures, for PRSU's on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PRSUs that are expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

During the three months ended June 30, 2020, we did not grant any performance-based RSUs to employees and during the six months ended June 30, 2020 we granted approximately 510,000 performance-based RSUs with an aggregate fair-value of $600 thousand to key employees. Based upon our current forecasts, we expect these performance-based RSUs to vest and recognized stock-based compensation expense related to these awards of $50 thousand and $62 thousand for the three and six months ended June 30, 2020. These awards vest over three years based upon achieving certain financial metrics during fiscal 2022. Approximately 50% of these awards are based upon obtaining certain revenue targets, and the remainder are based upon achieving certain Adjusted EBITDA targets. During the three months ended June 30, 2019, we did not grant any performance-based RSUs to employees and during the six months ended June 30, 2019, we granted approximately 350,000 performance-based RSUs to key employees with an aggregate fair-value of $926 thousand. These awards vest over three years based upon achieving certain financial metrics achieved during fiscal 2021 for revenue and Adjusted EBITDA.

We did not grant any stock options for three and six months ended June 30, 2020 and 2019.

Note 10 - Debt

On December 29, 2016, we entered a 3-year and $5.0 million revolving line of credit facility and amended it on with Citizens Bank National Association (the “Bank") to fund general working capital needs and acquisitions. We amended this facility on May 11, 2018 with the Citizens Bank National Association (the “Bank") to fund general working capital needs and acquisitions. We amended this facility on Amended and Restated Credit and Security Agreement (the “Credit Agreement" or the “Credit Facility”) to (a) expand the $5.0 million revolving line of credit to include a letter of credit sub-facility and not subject to a borrowing base ("the RLOC") and (b) to add a $25.0 million term loan facility, available to finance permitted acquisitions over the following 18 months. The credit facility is subject to certain financial covenants and reporting requirements, matures in five years on May 11, 2023 and bears interest at the one-month USD LIBOR, plus a margin that varies depending on our overall leverage ratio. The RLOC has required monthly payments of only interest, with principal due at maturity, while our term loan draws require monthly payments of principal and interest, based on an amortization schedule. We are not required to maintain a restricted cash collateral account at Citizens Bank for the RLOC. Our obligations under the Credit Agreement are guaranteed by our wholly-owned subsidiaries Hyperspring, Absolute, True North, DP Engineering and by any future material domestic subsidiaries (collectively, "the Guarantors").

On June 28, 2019, we entered into the Fifth Amendment and Reaffirmation Agreement, which changed our fixed charge coverage ratio from 1.25 to (i) 2.75 to 1.00 for the period ending March 31, 2020; (ii) 2.50 to 1.00 for the periods ending June 30, 2020 and September 30, 2020; (iii) 2.25 to 1.00 for the periods ending December 31st, March 31st, June 30th and September 30th, thereafter.

On January 8, 2020, due to an expected violation of our covenants, we entered into the Sixth Amendment and Reaffirmation Agreement and with an effective date of December 31, with our Bank to relax the fixed charge coverage ratio and leverage ratio and delay testing of both financial covenants. We agreed to an additional covenant, requiring us to maintain a consolidated Adjusted EBITDA target of $4.25 million, tested quarterly as of December 31, 2019, March 31, 2020 and June 30, 2020. Further, we agreed to maintain a minimum USA liquidity of at least $5.0 million in the aggregate, tested bi-weekly as of the fifteenth and the last day of each month, beginning on December 31, 2019 and until June 30, 2020. In addition to the revised covenants, we agreed to make accelerated principal payments of $3.0 million on January 6, 2020; $1.0 million on March 31, 2020; and $0.5 million on June 30, 2020.

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

We incurred $20 thousand of debt issuance costs and $50 thousand of debt amendment fees related to the sixth and seventh amendments to our Credit Agreement during the six months ended June 30, 2020.

Revolving Line of Credit (“RLOC”)

We intend to continue using the RLOC for short-term working capital needs and the issuance of letters of credit in connection with business operations. Letter of credit issuance fees range between 1.25% and 2.00% of the value of the letter of credit, depending on our overall leverage ratio. We pay an unused RLOC fee quarterly based on the average daily unused balance.

As of June 30, 2020, we had outstanding borrowings of $3.5 million under the RLOC and four letters of credit totaling $1.2 million outstanding to certain of our customers. The amount available under our RLOC as of June 30, 2020, after consideration of letters of credit, was approximately $0.3 million.

We were in breach of our debt covenants as of June 30, 2020. The Bank may declare the obligations under the Credit Agreement to be immediately due and payable and may terminate the credit facilities.

Term Loan

As discussed in Note 4, we acquired DP Engineering on February 15, 2019 for approximately $13.5 million in cash from proceeds of $14.3 million from a term loan with the Bank to finance the acquisition. The loan matures five years from the borrowing date and bears interest at the adjusted USD LIBOR, plus a margin ranging between 2.00% and 2.75% depending on our overall leverage ratio. There were no debt issuance costs or loan origination fees associated with this transaction.

Additionally, to fund the acquisition of True North, we borrowed $10.3 million on May 11, 2018, $0.5 million of which was repaid to the Bank on the same day. The loan matures in five years from the borrowing date and bears interest at the adjusted one-month USD LIBOR, plus a margin ranging between 2.00% and 2.75% depending on our overall leverage ratio. We incurred $0 in debt issuance costs and $75 thousand of loan origination fees related to this transaction. Debt issuance costs and loan origination fees are reported as a direct deduction from the carrying amount of the loan and amortized over the term of the loan using the effective interest method.

Violation of minimum EBITDA debt covenant during the three months ended June 30, 2020

As discussed in Note 1, due to the violation of our Q2 minimum EBITDA covenant violation and our forecasted future debt covenant violations, we are in technical default of our credit agreement. While we work with our bank to resolve this issue, our debt has been classified as current in our consolidated balance sheets as of June 30, 2020 and December 31, 2019.

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

Note 11 - Product Warranty

We accrue for estimated warranty costs at the time the related revenue is recognized and based on historical experience and projected claims. Our System Design and Build contracts generally include a one year base warranty on the systems. The portion of our warranty provision expected to be incurred within 12 months is classified as current within accrued warranty and totals $952 thousand and the remaining $263 thousand is classified as long-term within other liabilities. The activity in the accrued warranty accounts during the current period is as follows:

(in thousands)
Balance at January 1, 2020	$1,323
Current period provision	2
Current period claims	(112)
Currency adjustment	2
Balance at June 30, 2020	$1,215

Note 12 - Revenue

We primarily generate revenue through three distinct revenue streams: (1) System Design and Build ("SDB"), (2) Software and (3) Training and Consulting Services across our Performance and NITC segments. We recognize revenue from SDB and software contracts mainly through our Performance segment. We recognize training and consulting service contracts through both segments.

The following table represents a disaggregation of revenue by type of goods or services for three and six months ended June 30, 2020 and 2019, along with the reporting segment for each category:

	Three months ended		Six months ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Performance segment
SDB	$3,249	$5,595	$7,062	$12,037
Software	723	635	1,633	1,384
Training and consulting	4,300	6,780	9,288	11,779

NITC segment
Training and consulting	6,068	10,448	14,062	20,452

Total revenue	$14,340	$23,458	$32,045	$45,652

SDB contracts are typically fixed-priced, and we receive payments based on a billing schedule established in our contracts. We generally have two main performance obligations: (1) the training simulator build and (2) the Post Contract Support ("PCS") period. Fees for PCS are normally paid in advance of the related service period.

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

The transaction price for Software contracts is generally fixed, and we recognize revenue upon delivery of the software, with fees due in advance or shortly after delivery of the software.

We recognize Training and Consulting Services revenue as services are performed and bill our customers for services that we have provided on a regular basis (i.e.  weekly, biweekly or monthly) and in time with revenue recognition.

Contract liability, which we classify as billing-in-excess of revenue earned, relates to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied.

The following table reflects revenue recognized in the reporting periods presented that was included in contract liabilities from contracts with customers as of the beginning of the periods presented:

(in thousands)	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue recognized in the period from amounts included in Billings-in-Excess of Revenue Earned at the beginning of the period	$939	$2,813	$4,701	$7,853

Note 13 - Income Taxes

The following table presents the provision for (benefit from) income taxes and our effective tax rates:

(in thousands)	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Provision for (benefit from) income taxes	$180	$406	$50	$(1,442)
Effective tax rate	9.1%	213.7%	0.6%	(24.2)%

Our income tax benefit for the interim periods presented is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense for the six months ended June 30, 2020 was comprised mainly of foreign and state tax expense. Total income tax expense for the six months ended June 30, 2019 was comprised mainly of the tax impact of the loss for impairment, federal, foreign and state tax expense.

Our income effective tax rate was 9.1% and 0.6% for the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, the difference between our income tax expense at an effective tax rate of 9.1% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in tax valuation allowance in our US and China subsidiaries and discrete item adjustments for U.S. and foreign taxes. For the six months ended June 30, 2020, the difference between income tax expense at an effective tax rate of 0.6% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in tax valuation allowance in our US and China subsidiaries, discrete item adjustments for the U.S. and foreign taxes and the tax impact of the loss for impairment.

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

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that it will continue to assess a full valuation allowance on its U.S., Swedish U.K., Chinese and Slovakian net deferred assets as of June 30, 2020. We have determined that it is not more likely than not that the Company  will realize the benefits of its deferred taxes in the U.S and foreign jurisdictions.

Note 14 - Leases

We maintain leases of office facilities and equipment. Leases generally have remaining terms of one to three, whereas leases with an initial term of twelve months or less are not recognized on our consolidated balance sheet. We recognize lease expense for minimum lease payments on a straight-line basis over the term of the lease. Certain leases include options to renew or terminate. Renewal options are exercisable based upon our discretion and vary based on the nature of each lease, with renewal periods generally ranging from one to five years. The term of the lease includes renewal periods, only if we are reasonably certain that we will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, we consider several factors, including but not limited to, the cost of moving to another location, the cost of disruption to our operations, the purpose or location of the leased asset and the terms associated with extending the lease.

Operating lease Right-of-Use ("ROU") assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU assets represent the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. Our real estate leases, which are comprised primarily of office spaces, represent a majority of our remaining lease liability. The majority of our lease payments are fixed, although an immaterial portion of payments are variable in nature. Variable lease payments vary based on changes in facts and circumstances related to the use of the ROU and are recorded as incurred. We use an incremental borrowing rate based on rates available at commencement in determining the present value of future payments.

We have lease agreements with lease and non-lease components, which are accounted for as a single lease. We apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets (in thousands):

		As of
Operating Leases	Classification	June 30, 2020	December 31, 2019

Leased Assets
Operating lease - right of use assets	Long term assets	$1,839	$2,215

Lease Liabilities
Operating lease liabilities - current	Other current liabilities	1,121	1,153
Operating lease liabilities	Long term liabilities	2,405	3,000
		$3,526	$4,153

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

The table below summarizes the lease income and expenses recorded in the consolidated statements of operations incurred during the six months ended June 30, 2020 and 2019, (in thousands):

		Six months ended
Lease Cost	Classification	June 30, 2020	June 30, 2019

Operating lease cost (1)	Selling, general and administrative expenses	$418	$545
Short-term leases costs (2)	Selling, general and administrative expenses	1	73
Sublease income (3)	Selling, general and administrative expenses	(64)	(32)
Net lease cost		$355	$586

(1) Includes variable lease costs which are immaterial.
(2) Includes leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of two tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The future minimum lease payments under non-cancellable operating leases are reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted operating lease liabilities as recognized at June 30, 2020 in our consolidated balance sheet (in thousands):

Operating Leases
2020	$647
2021	1,255
2022	1,166
2023	631
2024	116
and thereafter	-
Total lease payments	3,815
Less: Interest	289
Present value of lease payments	$3,526

We calculated the weighted-average remaining lease term, presented in years below and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, we use the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	3.11	3.51
Weighted-average discount rate
Operating leases	5.00%	5.00%

The table below sets out the classification of lease payments in the consolidated statement of cash flows.

(in thousands)	Six months ended
Other Information	June 30, 2020	June 30, 2019

Operating cash flows used in operating leases	$675	$567
Cash paid for amounts included in measurement of liabilities	675	567

Note 15 - Segment Information

We have two reportable business segments. Our Performance segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve. The Performance segment provides simulations for both training and engineering applications. Examples of engineering services include, but are not limited to, plant design verification and validation, thermal performance evaluation and optimization programs and engineering programs for plants for the ASME "(American Society of Mechanical Engineers") code and ASME Section XI. We provide these services through GSE, True North and DP Engineering across all market segments. Examples of training applications include turnkey and custom training services, and our contract terms are typically less than two years.

The NITC segment provides specialized workforce solutions primarily to the nuclear industry, working primarily at our clients' facilities. This business is managed through our Hyperspring and Absolute subsidiaries. The business model, management focus, margins and other factors clearly separate this business line from the rest of our products and service portfolio.

Our primary measure of segment performance, as shown in the table below, excludes the loss on impairment of intangible assets and goodwill, the provision for loss on legal settlement (see Note 16) and the change in fair value of contingent consideration, net related to the DP Engineering acquisition in fiscal 2019, which do not accurately represent the ongoing operations of our operating segments. Management believes that excluding these discrete items from the segment measure of performance allows for better period over period comparison.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant:

	Three months ended		Six months ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue:
Performance	$8,273	$13,010	$17,984	$25,200
NITC	6,067	10,448	14,061	20,452
Total revenue	14,340	23,458	32,045	45,652

Operating (loss) income:
Performance	(695)	919	(1,967)	56
NITC	(297)	(293)	(856)	(1,218)
Provision for legal settlement	(861)	-	(861)	-
Loss on impairment	-	-	(4,302)	(5,464)
Change in fair value of contingent consideration, net	-	-	-	1,200

Operating (loss) income	(1,853)	626	(7,986)	(5,426)

Interest expense, net	(187)	(316)	(428)	(524)
Gain (loss) on derivative instruments, net	47	(101)	4	(8)
Other income (expense), net	24	(19)	53	3
(Loss) income before income taxes	$(1,969)	$190	$(8,357)	$(5,955)

Note 16 - Commitments and Contingencies

Joyce v. Absolute Consulting, Inc.

On March 29, 2019, a former employee of Absolute Consulting, Inc., filed a putative class action against Absolute and us, Joyce v. Absolute Consulting Inc., case number 1:19 cv 00868 RDB, in the United States District Court for the District of Maryland. The lawsuit alleges that plaintiff and certain other employees were not properly compensated for overtime hours that they worked. The Company has been dismissed from the case, but Absolute intends to vigorously defend this litigation with the Company’s assistance and support. Absolute has entered into a settlement agreement as of August 17, 2020 and, pending court approval, anticipates the probable conclusion of this matter to be dismissal of the case in exchange for Absolute’s payment of a settlement amount and fees totaling $861 thousand. The Company has provisioned for this amount in its financial statements for the period ended June 30, 2020. Certain terms of the settlement agreement would require Absolute to pay up to $639 thousand in additional claims that may be asserted, for a total potential liability not to exceed $1.5 million, however no other claims are known at this time. Absolute continues to deny the allegations and defend the case. The Company has asserted an indemnification claim related to this litigation against the sellers of Absolute, which holds approximately a $1 million escrow balance.

Per ASC 450 Accounting for Contingencies, we review potential items and areas where a loss contingency could arise. In the opinion of management, we are not a party to any legal proceeding, the outcome of which, in management's opinion, individually or in the aggregate, would have a material effect on our consolidated results of operations, financial position or cash flows, other than as noted above. We expense legal defense costs as incurred.

Note 17 - Subsequent Events

See Note 10 - Debt and Note 16 - Commitments and Contingencies for details of subsequent events.

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

GSE is a leading provider of professional and technical engineering, staffing services and simulation software to clients in the power and process industries. We provide customers with simulation, engineering and plant services that help clients reduce risks associated with operating their plants, increase revenue through improved plant and employee performance, and lower costs through improved operational efficiency. In addition, we provide professional services that systematically help clients fill key vacancies in the organization on a short-term basis, primarily in procedures, engineering, technical support and training focused on regulatory compliance and certification in the nuclear power industry. Our operations also include interactive computer-based tutorials and simulation software for the refining, chemical, and petrochemical industries.

In December 2019, a novel strain of coronavirus, the COVID-19 virus, was reported in Wuhan, China. On March 11, 2020, the WHO declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. As of the date of this report, both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. As such, the ultimate impact the pandemic will have on the Company’s financial condition, liquidity and future results of operations is highly uncertain and subject to change. Management is actively monitoring the situation on its financial condition, liquidity, operations, industry, supplies and workforce. The Company's operating results for the six months ended June 30, 2020 have been impacted by the COVID-19 pandemic, and we expect the financial results for the remainder of fiscal year 2020 will be negatively affected as a result of the pandemic.

During the six months ended June 30, 2020, we determined that the COVID-19 virus was an indicator of a triggering event that could result in an impairment of our assets. Based upon this assessment, we performed an interim analysis of our individual asset groupings at the subsidiary level and concluded that the carrying value of the assets of DP Engineering exceeded its fair value. We used an undiscounted cash flow analysis to test for impairment and calculated that the carrying value exceeded the fair value of the DP Engineering definite-lived intangible assets by $4.3 million and recorded an impairment for this amount as of March 31, 2020.

On April 24, 2020, we received funds under the Paycheck Protection Program, a part of the CARES Act. The loan is serviced by Citizen’s Bank, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We plan to use the funds for payroll and related costs, rent, utilities and other debt obligations incurred before February 15, 2020. The receipt of these funds, and the forgiveness of the PPP Loan attendant to these funds, is dependent on our ability to adhere to the forgiveness criteria. The PPP Loan bears interest at a rate of 1% per annum and matures on April 24, 2022, with the first payment deferred until August 9, 2021. Under the terms of the PPP Loan, certain amounts may be forgiven if they are used in accordance with the CARES Act. As of the period end, we have maintained compliance with all of the requirements to obtain forgiveness of the full amount of the PPP Loan. We believe that our use of the proceeds and other conditions consistent with the requirements for forgiveness have been met but are unable to determine the amount that may be ultimately forgiven.

General Business Environment

We operate through two reportable business segments: Performance and NITC. Each segment focuses on delivering solutions to customers within our targeted markets - primarily the power and process industries. Marketing and communications, accounting, finance, legal, human resources, corporate development, information systems and other administrative services are organized at the corporate level. Business development and sales resources are generally aligned with each segment to support existing customer accounts and new customer development. The business units collaborate to facilitate cross-selling and the development of new solutions. The following is a description of our business segments:

Performance Improvement Solutions (approximately 56% of revenue at June 30, 2020)

Our Performance segment primarily encompasses our power plant high-fidelity simulation solutions, engineering services for ASME programs, thermal performance optimization and plan design modifications and interactive computer-based tutorials/simulation focused on the process industry. This segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve, primarily nuclear and fossil fuel power generation, as well as natural adjacencies in the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. GSE and its predecessors have been providing these services since 1976.

Our engineering solutions include the following: (1) in-service testing for engineering programs focused on ASME OM code including Appendix J, balance of plant programs, and thermal performance; (2) in-service inspection for specialty engineering including American Society of Mechanical Engineers (“ASME”) Section XI; (3) software solutions; and (4) mechanical design, civil/structural design, electrical, instrumentation and controls design, digital controls/cyber security and fire protection for nuclear power plant design modifications.  Our True North and DP Engineering businesses typically work as either the engineer of choice or specialty engineer of choice for our clients under master services agreements.  GSE and its predecessors have been providing these engineering solutions and services since 1995.

On February 15, 2019, through its wholly owned subsidiary GSE Performance Solutions, Inc., the Company entered into the DP Engineering Purchase Agreement, to purchase 100% of the membership interests in DP Engineering. For reporting purposes, DP Engineering is included in our Performance segment due to similarities in services provided including engineering solutions and implementation of design modifications to the nuclear power sector.

Nuclear Industry Training and Consulting (approximately 44% of revenue at June 30, 2020)

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

Business Strategy

Our objective has been to create a leading specialty engineering, expert staffing and technology delivery platform focused primarily on the nuclear power industry. We offer our differentiated suite of products and services to adjacent markets such as the defense industry, the fossil power and process industries where our offerings are a natural fit, delivering a clear and compelling value proposition to the market. Our growth strategy was twofold: (1) seek acquisitions to accelerate our overall growth in a manner that is complementary to our core business and (2) expand organically within our core markets by leveraging our market leadership position and drive increased usage and product adoption via new products and services.

Due to recent developments in fiscal 2020 and the impact of the COVID-19 pandemic, management has changed its business strategy and will pause its executed roll-up acquisition strategy.

Over the past few years we have complemented our organic growth strategy with selective acquisitions including, but not limited to, the following: engineering; training, staffing and consulting service businesses for the power industry, with a particular focus on nuclear power; and software utilized in the power industry, both domestic and international. We had focused our acquisition efforts on opportunities that would enhance our portfolio of products and services, strengthen our relationships with our existing customers, and potentially expand our footprint to include new customers in our core served industries. Following this strategy, we have made three acquisitions since 2017. Although we believe opportunities still exist to acquire more businesses that would be complementary to ours, given our current desire to focus on cross selling and upselling across our existing business portfolio and the current impact of the COVID-19 pandemic on our business, we have paused our acquisition strategy. Our current efforts are focused on organic growth across the portfolio while utilizing free cash flow to pay down debt associated with our delayed-draw term loan facility. While our roll-up acquisition strategy is on pause, we remain open to transformational opportunities that may present themselves.

Summary of recent acquisitions, prior to pause in company acquisitions

In February 2019, we acquired DP Engineering, a specialized provider of high-value engineering services and solutions to the nuclear power industry. In May 2018, we acquired True North, a leading provider of specialty engineering solutions to the nuclear power industry, and in September 2017, we acquired Absolute, a provider of technical consulting and staffing solutions to the global nuclear power industry. The acquisitions of Absolute, True North, and DP Engineering collectively enhanced our unique capabilities in the nuclear services area. The acquisitions have added new capabilities to the GSE solution offering and bring new highly complementary customers to GSE, while at the same time deepening GSE relationships with existing clients. These acquisitions have added scale and focus to the business, while positioning GSE as a “go to” provider of technical and consulting solutions to the power industry, particularly nuclear power. We feel that now is the time to focus on organic growth opportunities through cross selling and upselling GSE’s full range of products and services to the industry.

Expand our total addressable market

Our focus on organic growth means enhancing our product capabilities or new product and introduce new service categories that create value for our customers and therefore expand our total addressable market. Currently, we are working on initiatives to expand our solution offerings in both of our business segments that may include, but are not limited to, the following: expanding our software product portfolio to include enhanced power and process simulation tools and systems that are complementary to our core offerings; delivering enhanced learning management systems/solutions; offering fully outsourced training solutions to our customers; adding workflow process improvement solutions; tailoring operational reporting and business intelligence solutions to address the unique need of our end user markets; and adding new services to broaden our market reach. With the pause of our roll-up acquisition strategy, our current expansion efforts are primarily organic in nature.

We are unique among engineering firms in the nuclear market in ability to serve the entire lifecycle of a plant through a combination of expert service not found in other engineers of choice. We offer clients the ability to perform the upfront engineering design, address and optimize regulatory compliance, optimize designs through simulation assisted engineering and provide all temporary professional staffing needed for a wide variety of specialized engineering projects.

Initiatives such as these will broaden our scope and enable us to engage more deeply with the segments we serve and to address the needs of customers in adjacent segments. We have delivered a compelling solution, the GSE GPWRTM Generic Pressurized Water Reactor (“GPWR”) simulation technology, proving that our modeling technology can be sold in generic form via traditional license terms and conditions to the nuclear industry ecosystem. We have both upgraded and expanded the EnVision™ library of simulation and eLearning tutorials for the process industries with specific new products for training clients in the upstream segment of the oil and gas industry including launching a new cloud-based training platform, EnVision™ Learning On-Demand, that significantly extends the capabilities of its industry leading EnVision™ tutorials and simulations. We continue to provide cutting edge training systems by adapting our technology to systems that meet the specific needs of customers such as U.S. government laboratories.

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

Employees

As of June 30, 2020, we had approximately 300 employees, which includes approximately 185 employees in our Performance segment and approximately 115 employees in our NITC segment. To date, we have been able to locate and engage highly qualified employees as needed and we expect our growth efforts to be addressed through attracting top talent.

Backlog

As of June 30, 2020, we had approximately $46.6 million of total gross revenue backlog, which included $31.2 million of Performance backlog and $15.4 million of NITC backlog. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client.  We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third-party or pass-through costs to subcontractors and other parties. Because backlog is not a GAAP measurement, our computation of backlog may not necessarily be comparable to that of our industry peers.

Product and Services

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

For virtual commissioning, designers of first-of-a-kind plants or existing plants need a highly accurate dynamic simulation platform to model a wide variety of design assumptions and concepts, from control strategies to plant behavior to human factors. Because new builds and upgrades to existing plants result in deployment of new technology, often involving the integration of disparate technologies for the first time, a high-fidelity simulator enables designers to model the interaction between systems in advance of construction. With our combination of simulation technology and expert engineering, GSE was chosen to build first-of-a-kind simulators for the AP1000, PBMR, and small modular reactors such as those being built by NuScale.

Examples of the types of simulators we sell include the following:

●
Universal Training Simulators: Our products complement our Self-Paced Training Tutorials by reinforcing what the student learned in the tutorial, putting it into practice on the Universal Simulator. The simulation models are high fidelity and represent a typical plant or typical process, rather than the exact replication of a client’s plant. We have delivered over 360 such simulation models to clients consisting of major oil companies and educational institutions. This learning content is now being offered through a cloud-bases subscription model that enables easier access and wider use of the content.  Two of the world’s largest refiners are using the platform across all global refining facilities, one signing a new five year SaaS contract at the end of 2019.

●
Part-Task Training Simulators:  Like our Universal Simulators, we provide other unique training solutions such as a generic nuclear plant simulator and VPanel® displays, which replicate control room hardware and simulator solutions specific to industry needs such as severe accident models to train on and aid in the understanding of events like the Fukushima Daiichi accident.

●
Plant-Specific Operator Training Simulators:  These simulators exactly replicate the plant control room and plant operations and provide the highest level of realism and training available for users to practice their own plant-specific procedures. Clients can safely practice startup, shutdown and simulate other normal operations, as well as respond to abnormal events in expectation for real life events. Since our inception, we have delivered over 490 plant-specific simulators to clients in the nuclear power, fossil power and process industries worldwide.

Nuclear Industry Training and Consulting

As our customers’ experienced staff retire, access to experts that can help operate and train existing and new employees in how to operate their plants is essential to ensure safe ongoing plant operations. In addition, operating and training needs change over time and sometimes our clients require fixed priced discrete projects or specialized courses in contrast to straight staff augmentation. The industry needs operating personnel, including procedure writers, engineers, operators and instructors who can step in and use as well as update the client’s operating methods, procedures, training material and more. Finding technical professionals and instructors, who know the subject, can perform the work or teach it to others and can adapt to the client’s culture, is critical. GSE provides qualified professionals, instructors and turnkey projects/courses that work within the client’s system and complement the operating or training methods they already have in place. Examples of our training program courses include senior reactor operator certification, generic fundamentals training, and simulation supervisor training. In addition, we also provide expert support through consulting or turnkey projects for procedure writing, technical engineers, project managers, training material upgrade and development, outage execution, planning and scheduling, corrective actions programs and equipment reliability.

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

Results of Operations

The following table sets forth our results of operations, expressed in thousands of dollars and as a percentage of revenue:

	Three months ended				Six months ended
(in thousands)	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	$	%	$	%	$	%	$	%
Revenue	$14,340	100.0%	$23,458	100.0%	$32,045	100.0%	$45,652	100.0%
Cost of Revenue	10,778	75.2%	17,591	75.0%	24,368	76.0%	35,049	76.8%
Gross Profit	3,562	24.8%	5,867	25.0%	7,677	24.0%	10,603	23.2%

Operating expenses:
Selling, general and administrative	4,722	32.9%	4,343	18.5%	9,670	48.9%	8,766	35.1%
Research and development	179	1.2%	156	0.7%	389	1.2%	396	0.9%
Restructuring charges	-	-	2	-	10	0.0%	2	0.0%
Loss on impairment	-	-	-	-	4,302	13.4%	5,464	12.0%
Depreciation	70	0.5%	102	0.4%	178	0.6%	193	0.4%
Amortization of intangible assets	444	3.1%	638	2.7%	1,114	3.5%	1,208	2.6%
Total operating expenses	5,415	37.8%	5,241	22.3%	15,663	48.9%	16,029	35.1%
Operating (loss) income	(1,853)	(13.0)%	626	2.7%	(7,986)	(24.9)%	(5,426)	(11.9)%
Interest expense, net	(187)	(1.3)%	(316)	(1.3)%	(428)	(1.3)%	(524)	(1.1)%
Gain (loss) on derivative instruments, net	47	0.3%	(101)	(0.4)%	4	0.0%	(8)	0.0%
Other income (expense), net	24	0.2%	(19)	(0.1)%	53	0.2%	3	0.0%
(Loss) income before income taxes	(1,969)	(13.7)%	190	0.8%	(8,357)	(26.1)%	(5,955)	(13.0)%
Provision for (benefit from) income taxes	180	1.3%	406	1.7%	50	0.2%	(1,442)	(3.2)%
Net loss	$(2,149)	(15.0)%	$(216)	(0.9)%	$(8,407)	(26.2)%	$(4,513)	(9.9)%

Revenue

Total revenue for the three months ended June 30, 2020 decreased 38.9% as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020 revenue decreased 29.8% as compared to the same period in 2019.

	Three months ended				Six months ended
(in thousands)	June 30, 2020	June 30, 2019	Change		June 30, 2020	June 30, 2019	Change
Revenue:			$	%			$	%
Performance	$8,273	$13,010	$(4,737)	(36.4)%	$17,984	$25,200	$(7,216)	(28.6)%
NITC	6,067	$10,448	(4,381)	(41.9)%	14,061	$20,452	(6,391)	(31.2)%
Total revenue	$14,340	$23,458	$(9,118)	(38.9)%	$32,045	$45,652	$(13,607)	(29.8)%

Performance Improvement Solutions revenue decreased approximately $4.7 million or 36.4% during the three months ended June 30, 2020 compared to the same period in the prior year. The decrease in revenue was primarily due to headwinds we experienced from the COVID-19 pandemic and our inability to commence certain contracts remotely, several significant projects ending in the prior year, and also a reduction in revenue for DP Engineering, due to an incident with one of its customers in fiscal 2019. Total new orders for the Performance segment were $7.1 million during the quarter ended June 30, 2020, an increase of $3.4 million when compared to the $3.7 million in the new orders during the quarter ended June 30, 2019. The increase in new orders is due to a combination of factors including additional funding for long standing time & material contracts and various smaller system design and build projects.

For the six months ended June 30, 2020, Performance revenue was $18.0 million compared to $25.2 million for the same period in 2019.  The decrease of $7.2 million in revenue during fiscal 2020 over the same period in 2019 was due primarily to a reduction of revenue in our DP Engineering subsidiary due to an incident with one of its customers in fiscal 2019, several significant projects ending in the prior fiscal year and headwinds due to the COVID-19 pandemic and related delays in commencing new contracts. We also reduced our foreign operations due to planned restructuring and to focus on our domestic operations We recorded total new orders for Performance of $12.5 million during the six months ended June 30, 2020, an increase of $4.2 million compared to $8.3 million during the six months ended June 30, 2019 due primarily to bookings of various system design and build projects.

Nuclear Industry Training and Consulting revenue decreased approximately $4.4 million or 41.9% during the three months ended June 30, 2020 compared to the same period in 2019. The decrease in the revenue was largely due to lower customer demand for staffing and headwinds that we experienced from the COVID-19 pandemic. We recorded a net reduction in orders of $(0.3) million during the three months ended June 30, 2020, a decrease compared to $5.8 million of orders during the same period of the prior year. The decrease in new orders is due to a combination of factors including project stoppages due to the COVID-19 pandemic and the cyclical nature of our industry and business.

For the six months ended June 30, 2020, NITC revenue decreased $6.4 million or 31.2% compared to the same period of fiscal 2019. The decrease in revenue was primarily due to stoppage of existing projects and delays in commencing new contracts due to the COVID-19 pandemic and a reduction in demand for staffing from our major customers.  We recorded total new orders of $14.0 million during the six months ended June 30, 2020 compared to $15.6 million during the six months ended June 30, 2019.

As of June 30, 2020, our backlog was $46.6 million, of which $31.2 million was attributed to the Performance segment and $15.4 million was attributed to the NITC segment. As of December 31, 2019, our backlog was $52.7 million with $37.2 million attributed to our Performance segment and $15.5 million to NITC. The decrease in our backlog over the prior fiscal year is primarily due to lower orders during the first six months of 2020.

Gross Profit

Gross profit totaled $3.6 million or 24.8% of revenue and $5.9 million or 25.0% of revenue for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, gross profit totaled $7.7 million compared to $10.6 million for the same period in 2019. As a percentage of revenue, gross profit was 24.0% and 23.2% for the six months ended June 30, 2020 and 2019, respectively.

	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
(in thousands)	$	%	$	%	$	%	$	%
Gross profit:
Performance	$2,730	33.0%	$4,540	34.9%	$5,758	32.0%	$8,239	32.7%
NITC	832	13.7%	1,327	12.7%	1,919	13.6%	2,364	11.6%
Total gross profit	$3,562	24.8%	$5,867	25.0%	$7,677	24.0%	$10,603	23.2%

Performance gross profit decreased during three and six months ended June 30, 2020 by $1.8 million and $2.5 million, respectively. This decrease is primarily related to several significant projects completed in the prior year that were not replaced with new orders.

Gross profit in our NITC segment was lower during three and six months ended June 30, 2020 compared to the same periods in fiscal 2019 by $495 thousand and $445 thousand, respectively. Compared to the same period in fiscal 2019, the decrease in gross profit was primarily driven by project stoppages and new contract delays due to the COVID-19 pandemic.

Selling, general and administrative expenses

SG&A expenses totaled $4.7 million for the quarter ended June 30, 2020 or an increase of 8.7% from the $4.3 million for the same period in 2019. For the six months ended June 30, 2020, SG&A expenses totaled $9.7 million and $8.8 million, respectively. Components of SG&A were as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Corporate charges	$2,792	$3,046	$6,471	$7,479
Provision for loss on legal settlement	861	-	861	-
Change in contingent consideration	-	-	-	(1,200)
Business development expenses	810	858	1,746	1,802
Facility operation & maintenance	255	434	491	679
Bad debt expense	-	-	93	-
Other	4	5	8	6
Total SG&A	$4,722	$4,343	$9,670	$8,766

Corporate charges

Corporate charges were $2.8 million for the quarter ended June 30, 2020 compared to $3.0 million for the same period of the prior fiscal year. For the six months ended June 30, 2019, we incurred corporate charges of $6.5 million and $7.5 million, respectively. The reduction in corporate charges during the six months ended June 30, 2020 was due to charges of $628 thousand in the 2019 fiscal period for the acquisition of DP Engineering with no similar charges during fiscal 2020 and offset by additional consulting charges predominately for accounting, tax and legal due to the impact of COVID-19 pandemic.

Change in contingent consideration

As a result of the triggering event with our subsidiary DP Engineering in fiscal 2019, we determined the fair value of the contingent consideration recorded in connection with the acquisition in February 2019 was zero. We recorded the reduction in the contingent consideration as an offset to selling, general and administrative expenses in the amount of $1.2 million for the six months ended June 30, 2019.

Provision for loss on legal settlement

During the three and six months ended June 30, 2020, we recorded a $861 thousand charge to operations as a provision for an expected legal settlement between our consolidated subsidiary Absolute Consulting, Inc. and a former employee, who claims Absolute did not fully pay the former employee for overtime hours worked (see Note 16 to the consolidated financial statements).

Business development expenses

Business development expense decreased $48 thousand and $56 thousand to $810 thousand and $1.7 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 due primarily to less travel for client acquisition.

Facility operation & maintenance (“O&M”)

Facility O&M expenses decreased $179 thousand and $188 thousand for three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease in 2020 was mainly due to lease abandonments in the second half of fiscal 2019 and the first half of fiscal 2020.

Bad debt expense

During the six months ended June 30, 2020 and 2019, we recorded bad debt expense of $93 thousand and $0, respectively. We recorded zero in bad debt expense during the three months ended June 30, 2020 and 2019.

Research and development

Research and development (R&D) costs consist primarily of software engineering personnel and other related costs. R&D costs, net of capitalized software, totaled $179 thousand and $156 thousand for the three months ended June 30, 2020 and 2019, respectively. Before capitalization of software development costs, R&D costs totaled $389 thousand and $396 thousand for each of the six months ended June 30, 2020 and 2019. The decrease in R&D expenses in fiscal 2020 was mainly due to less headcount in the current year.

Loss on impairment of goodwill and definite-lived intangible assets

We determined that the COVID-19 pandemic was a triggering event, requiring an interim impairment test to be performed on our long-lived assets as of the period ended March 31, 2020. Based upon our analysis, we determined that the carrying value of the definite-lived intangible assets of DP Engineering exceeded its fair value and recognized a $4.3 million impairment during the three and six months ended June 30, 2020. In the prior year, we recognized an impairment charge of $5.6 million related to goodwill, upon the acquisition of DP Engineering, during the three and six months ended June 30, 2019.

Depreciation

We recorded depreciation expense of $70 thousand and $102 thousand for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, we recorded depreciation expense of $178 thousand and $193 thousand, respectively. The reduction of $32 thousand and $15 thousand for the three and six months ended June 30, 2020 over the same period in 2019 was due primarily to fully depreciated assets in 2020, no acquisitions in the current fiscal year and a reduction of capital expenditures of $24 thousand over the six months ended June 30, 2019.

Amortization of intangible assets

Amortization expense related to definite-lived intangible assets totaled $444 thousand and $638 thousand for the quarter ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, amortization expense related to definite-lived intangible assets totaled $1.1 million and $1.2 million, respectively. The decrease in amortization of intangible assets in fiscal 2020 was primarily due to a reduction in the carrying value of definite-lived intangible assets due to impairments recorded for DP Engineering in the six months ended June 30, 2020 and 2019.

Interest expense, net

Interest expense totaled $187 thousand and $316 thousand for the three months ended June 30, 2020 and 2019, respectively. Interest expense totaled $428 thousand and $524 thousand for the six months ended June 30, 2020 and 2019, respectively. The reduction in interest expense, net for the period ended June 30, 2020 compared to June 30, 2019 was due primarily to a reduction in total indebtedness, net of the Paycheck Protection Program Loan, from $20.9 million as of June 30, 2019 compared to $13.3 million as of June 30, 2020.

Other income (expense), net

For the three months ended June 30, 2020 and 2019, we recognized other income, net of $24 thousand and other expense, net of $19 thousand, respectively. For the six months ended June 30, 2020 and 2019, we recognized other income, net of $53 thousand and other income, net of $3 thousand, respectively.

Provision for (benefit from) Income Taxes

Income income tax benefit for the interim periods presented is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense for the six months ended June 30, 2020 was comprised mainly of foreign and state tax expense. Total income tax expense for the six months ended June 30, 2019 was comprised mainly of the tax impact of the loss for impairment, federal, foreign and state tax expense.

Total income tax expense for the six months ended June 30, 2020 was comprised mainly of foreign and state tax expense. Total income tax expense for the six months ended June 30, 2019 was comprised mainly of the tax impact of the loss for impairment, federal, foreign and state tax expense.

Our income effective tax rate was 9.1% and 0.6% for the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, the difference between our income tax expense at an effective tax rate of 9.1% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in tax valuation allowance in our US and China subsidiaries and discrete item adjustments for U.S. and foreign taxes. For the six months ended June 30, 2020, the difference between the income tax expense at an effective tax rate of 0.6% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in tax valuation allowance in our US and China subsidiaries, discrete item adjustments for the U.S. and foreign taxes and the tax impact of the loss for impairment.

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

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that it will continue to assess a full valuation allowance on its U.S., Swedish U.K., Chinese and Slovakian net deferred assets as of June 30, 2020. We have determined that it is not more likely than not that it will realize the benefits of its deferred taxes in the U.S and foreign jurisdictions.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, Management makes several estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses. Our most significant estimates relate to revenue recognition on contracts with customers, allowance for doubtful accounts, product warranties, valuation of goodwill and intangible assets acquired, valuation of long-lived assets to be disposed of, valuation of contingent consideration issued in business acquisitions, valuation of stock based compensation awards and the recoverability of deferred tax assets. These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our most recent Annual Report on Form 10-K, filed with the SEC on June 11, 2020. For all accounting policies described in this document, management cautions that future events rarely develop exactly as forecasted and even our best estimates may require adjustment as facts and circumstances change.

Liquidity and Capital Resources

As of June 30, 2020, our cash and cash equivalents totaled $18.3 million, compared to $11.7 million as of December 31, 2019.

For the six months ended June 30, 2020, net cash provided by operating activities was $2 million and net cash used in operating activities was $909 thousand. The increase of $2.9 million in cash flows provided by operating activities was primarily due to collections of previously billed revenue offset by a reduction in net income.

Net cash used in investing activities totaled $146 thousand and $13.7 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in the cash outflow for investing activities year over year was primarily driven by the acquisition of DP Engineering in the six months ended June 30, 2019, for which the net cash consideration was $13.5 million.

For the six months ended June 30, 2020 and 2019, cash provided by financing activities totaled $4.8 million and $12.3 million, respectively. The decrease in cash provided by financing activities was driven by an increase in payments on long term debt of $6.8 million, offset by a draw on our revolving line of credit of $3.5 million and proceeds of the PPP Loan of $10.0 million during the six months ended June 30, 2020 over the same period of the prior fiscal year.

As discussed above, we received $10 million in funds under the Paycheck Protection Program during the period. We have used and plan to continue to use these funds for payroll and related costs, rent, utilities and other debt obligations incurred before February 15, 2020. At this time, we are unable to determine if we will obtain forgiveness from the Bank but were in compliance with all of the restrictions of the PPP as of the period end.

Paycheck Protection Program Loan

We entered into the Paycheck Protection Program Loan (the "PPP") agreement with Citizens Bank, (our or the "Bank") which was approved by the bank and funded on April 24, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The PPP Loan matures on April 24, 2022 and bears interest at a rate of 1% per annum. Monthly amortized principle and interest payments are deferred for ten months after the last day of the covered period, August 9, 2021. The PPP Loan funds were received on April 24, 2020. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Payroll Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 percent of the principal amount of the loan is guaranteed by the Small Business Administration and (3) an amount up to the full principal amount may qualify for loan forgiveness in accordance with the terms of CARES Act. We are not yet able to determine the amount that might be forgiven. As of June 30, 2020, the Company was in full compliance with all covenants with respect to the PPP Loan.

We have classified the full $10 million of the PPP Loan as long-term in our consolidated balance sheet as of June 30, 2020 and recorded $18 thousand in interest expense during the three months ended June 30, 2020.

Credit Facilities

On December 29, 2016, we entered into a 3-year, $5.0 million revolving line of credit facility ("RLOC") with Citizens Bank National Association (the Bank) on December 29, 2016 to fund general working capital needs and provide funding for acquisitions. We are not required to maintain a restricted cash collateral account at Citizens Bank for outstanding letters of credit and working capital advances. The credit facility agreement is subject to certain financial covenants and reporting requirements.

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

Our obligations under the Credit Agreement are guaranteed by our wholly owned subsidiaries Hyperspring, Absolute, True North, DP Engineering and by any future material domestic subsidiaries (collectively, the Guarantors). On June 28, 2019, we entered into the Fifth Amendment and Reaffirmation Agreement on June 28, 2019. This agreement changed the fixed charge coverage ratio from 1.25, to four different ratios ranging from 1.05 to 1.25 among different time periods and changed the leverage ratio to: (i) 2.75 to 1.00 for the period ending March 31, 2020; (ii) 2.50 to 1.00 for the periods ending June 30, 2020 and September 30, 2020; (iii) 2.25 to 1.00 for the periods ending December 31st, March 31st, June 30th and September 30th thereafter.

On January 8, 2020, due to an expected violation of our covenants, we entered into the Sixth Amendment and Reaffirmation Agreement and effective on December 31, with our Bank to relax the fixed charge coverage ratio and leverage ratio and delay testing of both financial covenants. We agreed to an additional covenant, requiring us to maintain a consolidated Adjusted EBITDA target of $4.25 million, tested quarterly as of December 31, 2019, March 31, 2020 and June 30, 2020. Further, we agreed to maintain a minimum USA liquidity of at least $5.0 million in the aggregate, tested bi-weekly as of the fifteenth and the last day of each month, beginning on December 31, 2019 and until June 30, 2020. In addition to the revised covenants, we agreed to make accelerated principal payments of $3.0 million on January 6, 2020; $1.0 million on March 31, 2020; and $0.5 million on June 30, 2020.

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

We incurred $0 of debt issuance costs and $75 thousand of debt amendment fees related to the amendments entered into with our Bank as of the six months ended June 30, 2020.

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

As of June 30, 2020, we had outstanding borrowings of $3.5 million under the RLOC and four letters of credit totaling $1.2 million outstanding to certain of our customers. The amount available under our RLOC as of June 30, 2020, after consideration of letters of credit, was approximately $0.3 million.

We were in breach of our debt covenants as of June 30, 2020. Per our agreement with the Bank, the full $3.5 million on our line of credit is callable as due.

Going Concern Consideration

As a result of the COVID-19 pandemic, we are experiencing a negative impact on our financial position and results of operations. We are likely to continue to experience delays in commencing outstanding orders or loss of orders altogether, disruption of our business as a result of worker illness or mandated shutdowns, our ability to refinance existing indebtedness and our ability to access new capital, and this has caused us to violate our debt covenants for the three months ended June 30, 2020. We received $10 million from the PPP and indicated without these funds, the risk of employee terminations, layoffs and other drastic cost reductions exists. While the PPP funds have provided us with additional liquidity, these funds did not prevented us from meeting the minimum EBITDA covenant on our Citizens Bank credit facility at June 30, 2020 or other of our debt covenants in the future. Including the proceeds from the PPP, we believe we have sufficient cash to meet our operating requirement needs for at least the next twelve months; however since some of our loan covenants are related to operating performance, and our operating performance is being significantly impacted by the COVID-19 pandemic, we are currently not in compliance with our EBITDA covenant and believe it is probable we will not remain in compliance with our debt covenants throughout the remainder of fiscal 2020. As a result of the June 30, 2020 minimum EBITDA covenant violation and future expected debt covenant violations, we have classified our debt as short-term in our consolidated balance sheets as of June 30, 2020 and December 31, 2019, which creates substantial doubt regarding our ability to continue as a going concern.

We are currently in negotiations with the Bank to resolve the minimum EBITDA debt covenant for the quarter ended June 30, 2020, as well as addressing future covenant requirements. To resolve these matters, the Bank may charge us additional fees and require us to pay a portion of our outstanding debt on accelerated payment terms.

Non-GAAP Financial Measures

Adjusted EBITDA

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

(in thousands)
	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(2,149)	$(216)	$(8,407)	$(4,513)
Interest expense, net	187	316	428	524
Provision for (benefit from) income taxes	180	406	50	(1,442)
Depreciation and amortization	593	839	1,451	1,629
EBITDA	(1,189)	1,345	(6,478)	(3,802)
Provision for legal settlement	861	-	861	-
Loss on impairment	-	-	4,302	5,464
Impact of the change in contingent consideration	-	-	-	(1,200)
Restructuring charges	-	2	10	2
Stock-based compensation expense	177	439	324	1,036
Gain (loss) on derivative instruments	(47)	101	(4)	8
Acquisition-related expenses	7	-	188	628
Adjusted EBITDA	$(191)	$1,887	$(797)	$2,136

Adjusted Net Income (Loss) and Adjusted EPS Reconciliation

References to Adjusted Net Income (Loss) exclude the impact of gain from loss on impairment, impact of the change in fair value of contingent consideration, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments, acquisition-related expense, and amortization of intangible assets related to acquisitions, net of income tax expense impact of adjustments. Adjusted Net Income and adjusted earnings per share (adjusted EPS) are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes adjusted net income and adjusted EPS, in addition to other GAAP measures, are useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period, such as stock-based compensation expense.  These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP adjusted net income and adjusted EPS to GAAP net income, the most directly comparable GAAP financial measure, is as follows:

(in thousands)	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net loss	$(2,149)	$(216)	$(8,407)	$(4,513)
Provision for legal settlement	861	-	861	-
Loss on impairment	-	-	4,302	5,464
Impact of the change in fair value of contingent consideration	-	-	-	(1,200)
Restructuring charges	-	2	10	2
Stock-based compensation expense	177	439	324	1,036
Gain (loss) on derivative instruments, net	(47)	101	(4)	8
Acquisition-related expense	7	-	188	628
Amortization of intangible assets related to acquisitions	444	638	1,114	1,208
Adjusted net (loss) income	$(707)	$964	$(1,612)	$2,633

Adjusted (loss) earnings per common share – basic and diluted	$(0.03)	$0.05	$(0.08)	$0.13

Weighted average shares outstanding used to compute adjusted net (loss) earnings per share - basic and diluted(1)	20,407,958	20,269,733	20,375,446	20,154,866

(1) During the three and six months ended June 30, 2020, we reported a GAAP net loss and an adjusted net loss. Accordingly, there were 74,732 and 56,373 dilutive shares from RSUs that were excluded from the adjusted net loss calculation during fiscal 2020.

(1) During the three and six months ended June 30, 2019, we reported a GAAP net loss and an adjusted net income. Accordingly, there were 263,241 and 175,848 of dilutive shares that were included in the adjusted earnings per share calculation that were excluded when calculating the net loss per common share.

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

2.	Controls over financial reporting close process including journal entry review and approval, balance sheet reconciliation preparation and review, and monthly flux variance analysis controls.

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

To address the control environment surrounding the financial reporting process, management has implemented measures focusing on four key areas: (i) hiring of dedicated staffing; (ii) shortening the close process; (iii) new revenue process tools and controls; and (iv) expanding our mitigating controls. Management has redesigned the tools used in its monthly flux reviews to evaluate differences at a more precise level in order to identify and prevent errors in the financial close process. In addition to addressing accounting resource turnover, management added additional staffing at the level which will provide the necessary support required to observe all accounting controls and workflow processes to perform the financial reporting controls. Furthermore, management has realigned its accounting resources to optimize workflows and has set in motion a plan to shorten the close cycle. A plan management believes, with the additional staffing resources, will allow for increased time spent on performing analytics and using newly implemented tools to observe control activities necessary to identify errors in our financial statements. Additionally, management has redesigned revenue process controls and the tools used in its monthly reviews to evaluate differences at a more precise level to identify and prevent errors in the financial close process.

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

PART II – OTHER INFORMATION

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

On March 29, 2019, a former employee of Absolute Consulting, Inc., filed a putative class action against Absolute and the Company, Joyce v. Absolute Consulting Inc., case number 1:19 cv 00868 RDB, in the United States District Court for the District of Maryland. The lawsuit alleges that plaintiff and certain other employees were not properly compensated for overtime hours that they worked. The Company has been dismissed from the case, but Absolute intends to vigorously defend this litigation with the Company’s assistance and support. Absolute has entered into a settlement agreement as of August 17, 2020 and, pending court approval, anticipates the probable conclusion of this matter to be dismissal of the case in exchange for Absolute’s payment of a settlement amount and fees totaling $861 thousand. The Company has provisioned for this amount in its financial statements for the period ended June 30, 2020. Certain terms of the settlement agreement would require Absolute to pay up to $639 thousand in additional claims that may be asserted, for a total potential liability not to exceed $1.5 million, however no other claims are known at this time. The Company has asserted an indemnification claim related to this litigation against the sellers of Absolute, which holds approximately a $1 million escrow balance.

Item 1a. Risk Factors

The following additional risk factors should be read in conjunction with the risk factors set forth under "Item 1A. Risk Factors" in our 2019 Form 10-K. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K.

A novel strain of coronavirus, the COVID-19 virus has adversely affected our business operations and financial condition.

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. This highly contagious disease spread to most of the countries in the world and throughout the United States, during the first half of fiscal 2020, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our customers’ operations, our employees and our employee productivity. It may also impact the ability of our subcontractors, partners and suppliers to operate and fulfill their contractual obligations and result in an increase in costs, delays or disruptions in performance. These supply chain effects, and the direct effect of the virus and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in many cases, are working remotely and using various technologies to perform their functions. We have experienced delays or changes in customer demand, particularly due to customer funding priorities and the necessity to socially distance. Further, in reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. Our Performance Improvement Solutions business segment, as they are classified essential, for the most part continue without pause. With regard to our NITC business segment, because of the embedded presence of our on-site workforce, if COVID-19 or a similar outbreak of infectious disease were to prevent our workers from being deployed to the applicable customer site, it may disrupt our NITC service offerings, interrupt performance on our Nuclear Industry Training and Consulting contracts with clients and negatively impact our business, financial condition and results of operations. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

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

We received funds under the Paycheck Protection Program on April 24, 2020, in the amount of $10 million, serviced by Citizens Bank. The application for these funds requires us to, in good faith, certify that the current economic uncertainty made the loan request necessary to support our ongoing operations. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

We plan to continue to use the proceeds from the Paycheck Protection Program for eligible payroll costs (as defined in the CARES Act), covered rent, covered utility payments and certain other expenditures that, while permitted, would not result in forgiveness of a corresponding portion of the loan. Following recent amendments to the Paycheck Protection Program, after an eight- or twenty-four-week period starting with the disbursement of the loan proceeds, the Company may apply for forgiveness of some or all of the loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest (not applicable to the Company), covered rent, and covered utility payments, in each case incurred by the Company during the eight- or twenty-four-week period following the date of first disbursement. Certain reductions in the Company’s payroll costs or full-time equivalent employees (when compared against the applicable measurement period) may reduce the amount of the Loan eligible for forgiveness.

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

The global COVID-19 pandemic has continued to have a negative impact on our financial position and results of operations during the quarter ended June 30, 2020. We have experienced cancelled and delayed orders, canceled or paused projects, possible disruption of business as a result of worker illness or mandated shutdowns, our ability to maintain compliance with loan covenants and/or refinance existing indebtedness and access to new capital. The deterioration of our business due to the COVID-19 pandemic made us miss our minimum EBITDA covenants and possibly leverage ratios associated with covenants contained in our senior credit facility.

We were not in compliance with the amended financial covenants contained in our debt agreement, which were amended in April 2020. As the pandemic continues to distort our projections, we cannot rely on forecasted future earnings and could continue to see further deterioration in business causing non-compliance. Management believes the entity will be able to continue to develop new opportunities and will be able to obtain additional debt amendments; however, there is no assurance. We do have cash from the PPP loan and from ongoing operations to meet our operating requirements for at least the next twelve months.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2020 or at December 31, 2019 due to the existence of two material weaknesses in internal control over financial reporting surrounding the evaluation of significant or unusual transactions and certain controls within the  financial reporting close process. Management realizes that two material weaknesses in our internal controls are serious matters and require thoughtful responses. We developed and implemented a remediation plan to address the identified material weakness as follows: (i) hiring of dedicated staffing, (ii) revision of controls to improve review of complex transactions and application of guidance, (iii) shortening the close process, (iv) new revenue process tools and controls and (v) and expanding our mitigating controls.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

10.1	PPP Loan Agreement

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2020
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)