Form 10-Q
period 2020-09-30
GSE SYSTEMS INC
filed 2020-11-16
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
1332 Londontown Blvd., Suite 200, Sykesville MD	21784
(Address of principal executive offices)	(Zip Code)

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

There were 20,621,413 shares of common stock, with a par value of $0.01 per share outstanding as of October 31, 2020.

GSE SYSTEMS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,660	$11,691
Contract receivables, net	11,143	17,207
Prepaid expenses and other current assets	1,717	1,880
Total current assets	20,520	30,778

Equipment, software and leasehold improvements, net of accumulated depreciation of $4,737 and $4,584	683	939
Software development costs, net	642	641
Goodwill	13,339	13,339
Intangible assets, net	4,649	10,479
Deferred tax assets, net	-	57
Right-of-use assets, net	1,726	2,215
Other assets	58	61
Total assets	$41,617	$58,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$3,506	$-
PPP Loan, current portion	447	-
Debt, net of issuance costs and discount	-	18,481
Accounts payable	482	1,097
Accrued expenses	983	1,871
Accrued compensation	2,240	1,876
Billings-in-excess of revenue earned	6,362	7,613
Accrued warranty	843	921
Income taxes payable	1,830	1,341
Other current liabilities	1,442	1,234
Total current liabilities	18,135	34,434

PPP Loan, noncurrent portion	9,597	-
Operating lease liabilities noncurrent	2,100	3,000
Other noncurrent liabilities	350	956
Total liabilities	30,182	38,390

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 22,220,324 shares issued, 20,621,413 shares outstanding as of September 30, 2020; 21,838,963 shares issued, 20,240,052 shares outstanding as of December 31, 2019	222	218
Additional paid-in capital	79,676	79,400
Accumulated deficit	(63,722)	(54,654)
Accumulated other comprehensive loss	(1,742)	(1,846)
Treasury stock at cost, 1,598,911 shares at September 30, 2020 and December 31, 2019	(2,999)	(2,999)
Total stockholders' equity	11,435	20,119
Total liabilities and stockholders' equity	$41,617	$58,509

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue	$12,922	$20,031	$44,967	$65,683
Cost of revenue	9,603	15,358	33,971	50,407
Gross profit	3,319	4,673	10,996	15,276
Operating expenses:
Selling, general and administrative	2,878	3,465	12,548	12,231
Research and development	137	130	526	526
Restructuring charges	185	740	195	742
Loss on impairment	-	-	4,302	5,464
Depreciation	76	107	254	300
Amortization of intangible assets	414	596	1,528	1,804
Total operating expenses	3,690	5,038	19,353	21,067
Operating loss	(371)	(365)	(8,357)	(5,791)

Interest expense, net	(128)	(288)	(556)	(812)
Gain (loss) on derivative instruments, net	31	(61)	35	(69)
Other (expense) income, net	(77)	59	(24)	62
Loss before income taxes	(545)	(655)	(8,902)	(6,610)
Provision for (benefit from) income taxes	116	568	166	(874)
Net loss	$(661)	$(1,223)	$(9,068)	$(5,736)

Net loss per common share - basic and diluted	$(0.03)	$(0.06)	$(0.44)	$(0.29)

Weighted average shares outstanding used to compute net loss per share - basic and diluted	20,563,452	20,007,469	20,438,571	20,021,829

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(661)	$(1,223)	$(9,068)	$(5,736)
Cumulative translation adjustment	84	(89)	104	(149)
Comprehensive loss	$(577)	$(1,312)	$(8,964)	$(5,885)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Nine months ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance at January 1, 2020	21,839	$218	$79,400	$(54,654)	$(1,846)	(1,599)	$(2,999)	$20,119

Stock-based compensation	-	-	357	-	-	-	-	357
Common stock issued for RSUs vested	381	4	(4)	-	-	-		-
Shares withheld to pay taxes	-	-	(77)	-	-	-		(77)
Foreign currency translation adjustment	-	-	-	-	104	-		104
Net loss	-	-	-	(9,068)	-	-		(9,068)

Balance at September 30, 2020	22,220	$222	$79,676	$(63,722)	$(1,742)	(1,599)	$(2,999)	$11,435

Balance at January 1, 2019	21,485	$214	$78,118	$(42,569)	$(1,635)	(1,599)	$(2,999)	$31,129

Stock-based compensation	-	-	1,238	-	-	-	-	1,238
Common stock issued for options exercised	9	1	89	-	-	-	-	90
Common stock issued for RSUs vested	295	3	(3)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(304)	-	-	-	-	(304)
Foreign currency translation adjustment	-	-	-	-	(149)	-	-	(149)
Net loss	-	-	-	(5,736)	-	-	-	(5,736)

Balance at September 30, 2019	21,789	$218	$79,138	$(48,305)	$(1,784)	(1,599)	$(2,999)	$26,268

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Three months ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance at July 1, 2020	22,150	$221	$79,676	$(63,061)	$(1,826)	(1,599)	$(2,999)	$12,011

Stock-based compensation	-	-	33	-	-	-	-	33
Common stock issued for RSUs vested	70	1	(1)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(32)	-	-	-	-	(32)
Foreign currency translation adjustment	-	-	-	-	84	-	-	84
Net loss	-	-	-	(661)	-	-	-	(661)

Balance at September 30, 2020	22,220	$222	$79,676	$(63,722)	$(1,742)	(1,599)	$(2,999)	$11,435

Balance at July 1, 2019	21,699	$217	$79,028	$(47,082)	$(1,695)	(1,599)	$(2,999)	$27,469

Stock-based compensation	-	-	169	-	-	-	-	169
Common stock issued for options exercised	-	-	15	-	-	-	-	15
Common stock issued for RSUs vested	90	1	(1)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(73)	-	-	-	-	(73)
Foreign currency translation adjustment	-	-	-	-	(89)	-	-	(89)
Net loss	-	-	-	(1,223)	-	-	-	(1,223)

Balance at September 30, 2019	21,789	$218	$79,138	$(48,305)	$(1,784)	(1,599)	$(2,999)	$26,268

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(9,068)	$(5,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on impairment	4,302	5,464
Depreciation	254	300
Amortization of intangible assets	1,528	1,804
Amortization of capitalized software development costs	248	293
Amortization of deferred financing fees	155	-
Change in fair value of contingent consideration	-	(1,200)
Stock-based compensation expense	357	1,150
Bad debt expense	103	48
(Gain) loss on derivative instruments, net	(35)	69
Deferred income taxes	57	(1,276)
Gain on sale of assets	(5)	(7)
Changes in assets and liabilities:
Contract receivables	6,114	7,314
Prepaid expenses and other assets	983	438
Accounts payable, accrued compensation and accrued expenses	(1,536)	(2,400)
Billings-in-excess of revenue earned	(1,195)	(6,777)
Accrued warranty	(285)	102
Other liabilities	(332)	82
Cash provided by (used in) operating activities	1,645	(332)

Cash flows from investing activities:
Capital expenditures	(4)	(127)
Capitalized software development costs	(250)	(326)
Proceeds from sale of equipment	11	8
Acquisition of DP Engineering, net of cash acquired	-	(13,521)
Cash used in investing activities	(243)	(13,966)

Cash flows from financing activities:
Proceeds from line of credit	4,200	-
Repayment of line of credit	(694)	-
Proceeds from issuance of long-term debt	-	14,263
Repayment of long-term debt	(18,480)	(3,029)
Interest rate swap	(209)	-
Proceeds from Paycheck Protection Program Loan	10,000	-
Proceeds from issuance of common stock	-	90
Deferred financing costs	(80)	-
Shares withheld to pay taxes	(77)	(304)
Cash (used in) provided by financing activities	(5,340)	11,020

Effect of exchange rate changes on cash and cash equivalents	(93)	(239)
Net decrease in cash and cash equivalents	(4,031)	(3,517)
Cash and cash equivalents at the beginning of the year	11,691	12,123
Cash and cash equivalents at the end of the period	$7,660	$8,606

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

COVID-19

GSE employees began working remotely during the first quarter of 2020 due to the COVID-19 pandemic and will continue to do so when practical and as mandated by local, state and federal directives and regulations. Employees almost entirely work from home within our Performance Improvement Solutions ("Performance") segment, except when required to be at the client site for essential project work. Our Performance contracts, which are considered an essential service, are permitted to and mostly continue without pause; however, we have experienced certain delays in new business. For our staff augmentation business, we have seen certain contracts for our Nuclear Industry Training and Consulting ("NITC") customers paused or delayed as clients shrink their own on-premise workforces to the minimum operating levels in response to the pandemic; as a result, our NITC segment has experienced a decline in its billable employee base since the start of the pandemic. Although we cannot fully estimate the length or gravity of the impact of the COVID-19 pandemic to our business at this time, we have experienced delays in commencing new projects and thus our ability to recognize revenue has been delayed for some contracts. We have also experienced order reductions or other negative changes to orders due to the pandemic. We routinely monitor our operating expenses as a result of contract delays and have made adjustments to keep our gross profit at a sustainable level. As a result of the COVID-19 pandemic, we expect our financial results for the fiscal year 2020 to be lower than fiscal 2019 and forecasts we prepared at the beginning of the 2020 year.

Going Concern

As a result of the COVID-19 pandemic, we have experienced a negative impact on our fiscal 2020 financial position and results of operations. We will likely continue to experience delays in commencing work on outstanding orders or loss of orders altogether, disruption of our business as a result of worker illness or mandated shutdowns, and decline in our ability to refinance existing indebtedness and access new capital.

We signed the Eighth Amendment and Reaffirmation Agreement (the “Eighth Amendment”) with Citizens Bank National Association (the “Bank"), resulting in the full payoff of our long-term debt during the three months ended September 30, 2020, in response to the breach of our Adjusted EBITDA debt covenant during the three months ended June 30, 2020. The Eighth Amendment also altered or removed certain of our debt covenants and required a minimum US liquidity of $3.5 million to be tested biweekly (see Note 10). We continue to experience a negative impact to our results of operations and financial position from the COVID-19 pandemic. Based upon our current projections and outstanding balance on our revolving line of credit, we may be in violation of our leverage ratio in Q1 2021; however, we believe we have various options available to remediate or prevent the potential violation. Our options include continuing to development new revenue opportunities, reducing our operating costs such as our workforce, including reductions in compensation and benefits or eliminating fixed costs such as office space. In addition, we may further pay down outstanding debt balances by repatriating cash held in foreign operations. If necessary, we could potentially refinance our debt obligations, to an asset based or other loan arrangement.  Also, working with our bank, we could potentially obtain additional debt amendments, including waivers of potential covenant breaches. We have no assurance that it will be possible to implement any of these on acceptable terms, however.

We received $10 million pursuant to the Paycheck Protection Program (““PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and indicated that without these funds, the risk of employee terminations, layoffs and other drastic cost reductions exists. Although the PPP funds have provided us with additional liquidity, these funds did not prevent us from failing to comply with our minimum Adjusted EBITDA covenant with our Bank during the three months ended June 30, 2020. While the Company expects the PPP loan to be forgiven, we are unable to determine with certainty whether we will receive forgiveness from the Small Business Administration (see Note 4).

Including the proceeds from the PPP, we believe we have sufficient cash to meet our operating requirement needs for at least the next twelve months; however, since some of our loan covenants are related to operating performance and our operating performance continues to be impacted by the COVID-19 pandemic, we may be in violation with our amended debt covenants during fiscal 2021. If we are unable to maintain compliance with our covenants, the Bank may call our outstanding Revolving Line of Credit due, which may create substantial doubt regarding our ability to continue as a going concern.

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

Accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including, but not limited to, trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The new guidance also modifies the impairment model for available-for-sale debt securities and requires the entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. The standard also indicates that entities may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On October 16, 2019, the FASB voted to defer the deadlines for private companies and certain small public companies, including smaller reporting companies, to implement the new accounting standards on credit losses. The new effective date is January 1, 2023. As a smaller reporting company, we have elected to defer adoption in line with new deadlines and are currently evaluating the effects, if any, that the adoption of this guidance will have on our consolidated financial position, results of operations and cash flows.

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities, Investments – Equity Method and Joint Ventures, and Derivatives and Hedging, which provides clarity for companies that holds equity securities at cost to first update the fair value of an investment, immediately prior to applying the Equity Method of Accounting; or clarity for companies that enter into forward contracts to purchase additional shares of an equity security that would then require the investee to account for the investment via the Equity Method. This ASU is applicable for public companies starting with fiscal years beginning after December 31, 2020 and interim periods within those fiscal years. The Company plans to adopt ASU 2020-01 in Q1 of Fiscal 2021 and does not currently hold any investments at cost, and thus expects no impact to its financial statements.

In September 2020, the FASB issued ASU 2020-10, Codification Improvements, which is part of an ongoing attempt to improve the consistency of the codification. Previously the option to disclose information it the footnotes to the financial statements was in one of two sections: Disclosure Section (Section 50) or Other Presentation Matters (Section 45). ASU 2010-10 conforms the disclosure requirements into Section 50 and provides additional information on specific guidance that was previously unclear or not included in the codification. This ASU is applicable for Public Companies starting with fiscal years beginning after December 15, 2020, with early adoption available for interim and annual financial statements not already filed and using the retrospective approach. Currently, the Company is reviewing the guidance for applicability; however, the FASB does not believe that this should change any of the current reporting or disclosure requirements. The Company plans to adopt ASU 2020-10 starting in Q1 of Fiscal 2021.

Note 3 - Basic and Diluted Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock for the period. Diluted net loss per share adjusts the weighted average shares outstanding for the potential dilution that could occur if outstanding vested stock options were exercised and restricted stock units ("RSU") were vested, unless the impact of such potential dilutive common shares outstanding would be anti-dilutive. Since we experienced a net loss in each period presented, basic and diluted net loss per common share were the same.

The number of common shares and common share equivalents used in the determination of basic and diluted loss per common share were as follows:

(in thousands, except for share amounts)	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Net loss	$(661)	$(1,223)	$(9,068)	$(5,736)

Denominator:
Weighted-average shares outstanding for basic loss per share	20,563,452	20,007,469	20,438,571	20,021,829

Effect of dilutive securities:
Stock options and restricted stock units	-	-	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	20,563,452	20,007,469	20,438,571	20,021,829

Shares related to dilutive securities excluded from calculation because inclusion would be anti-dilutive	66,261	578,676	12,172	397,131

Note 4 - Paycheck Protection Program Loan

We entered into the PPP Loan agreement with our Bank, which was approved and funded on April 24, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The PPP Loan matures on April 24, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are due for any portion of the loan balance that is not forgiven and are automatically deferred for ten months after the last day of our covered period on August 9, 2021.

The PPP Loan contains events of default and other provisions customary for a loan of this type. The Payroll Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100% of the principal amount of the loan is guaranteed by the Small Business Administration ("SBA") and (3) an amount up to the full principal and any accrued interest may qualify for loan forgiveness in accordance with the terms of CARES Act. We are not yet able to determine the amount that might be forgiven, but we have accumulated forgivable expenses beyond our original loan amount and are currently assessing any potential limiting factors as a part of the process to file with the Bank. We are ultimately subject to the SBA’s review process for forgiveness. To the extent the loan amount is not forgiven under the PPP, we are obligated to make equal monthly payments of principal and interest, beginning after review of forgiveness by the Bank.

The SBA provides for certain customary events of default, including if the Company (i) fails to do anything required by the Note and other Loan Documents; (ii) does not disclose, or anyone acting on its behalf does not disclose, any material fact to the Bank or the SBA; (iii) makes, or anyone acting on its behalf makes, a materially false or misleading representation to lender or the SBA; (iv) reorganizes, merges, consolidates or otherwise changes ownership or business structure without the Bank’s prior written consent; (v) takes certain prohibited actions after the Bank makes a determination that the PPP Loan is not entitled to full forgiveness. Upon default the Bank may require immediate payment of all amounts owing under the PPP Loan or file suit and obtain judgment.

As of September 30, 2020, we have classified the $10 million of outstanding PPP Loan and accrued interest of $44 thousand as debt in our consolidated balance sheets. We classified $0.4 million as current and $9.6 million as noncurrent in our consolidated balance sheets. We recorded $26 thousand and $44 thousand of interest expense during the three and nine months ended September 30, 2020, respectively.

As of September 30, 2020, the Company believes it was in full compliance with all requirements in order to apply for forgiveness under the PPP Loan. We may apply for forgiveness any time on or before the maturity date of the loan.

Note 5 - Contract Receivables
Contract receivables represent our unconditional rights to consideration due from our domestic and international customers. We expect to collect all contract receivables within the next twelve months.

The components of contract receivables were as follows:

(in thousands)	September 30, 2020	December 31, 2019

Billed receivables	$5,319	$11,041
Unbilled receivables	6,239	6,624
Allowance for doubtful accounts	(415)	(458)
Total contract receivables, net	$11,143	$17,207

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

During the three months ended September 30, 2020 and 2019, we recorded bad debt expense of $10 thousand and $48 thousand, respectively. During the nine months ended September 30, 2020 and 2019, we recorded bad debt expense of $0.1 million and $48 thousand, respectively.

During the month of October 2020, we invoiced $2.6 million of the unbilled amounts as of the period ended September 30, 2020. We expect to bill the remaining unbilled amounts during the remainder of fiscal 2020.

As of September 30, 2020, we had two customers that accounted for 9% and 7% of our consolidated contract receivables. As of December 31, 2019, we had two customers that accounted for 13% and 10% of our consolidated contract receivables.

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

We reviewed our goodwill for impairment as of the first quarter of fiscal 2020, due to the COVID-19 interim triggering event. Based upon our analysis, we determined the fair value of our goodwill at the reporting unit level exceeded the carrying value and determined no impairment charge was required as of the period ended March 31, 2020. No other triggering event was noted during the nine months ended September 30, 2020.

The table below reflects the net carrying amount of goodwill from January 1, 2020 to September 30, 2020 for each reporting segment:

(in thousands)
	Performance	NITC	Total
Balance at January 1, 2020	$4,908	$8,431	$13,339
Balance at September 30, 2020	$4,908	$8,431	$13,339

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

Management determined no additional triggering impact occurred during the nine months ended September 30, 2020.

Changes in the gross carrying amount, accumulated amortization and impairment of definite-lived intangible assets were as follows:

(in thousands)	As of September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Impact of Impairment	Net
Amortized intangible assets:
Customer relationships	$11,730	$(5,207)	$(3,102)	$3,421
Trade names	2,467	(952)	(778)	737
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreements	949	(313)	(422)	214
Alliance agreements	527	(250)	-	277
Others	167	(167)	-	-
Total	$16,744	$(7,793)	$(4,302)	$4,649

(in thousands)	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$11,730	$(4,079)	$7,651
Trade names	2,467	(727)	1,740
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreements	949	(217)	732
Alliance agreements	527	(171)	356
Others	167	(167)	-
Total	$16,744	$(6,265)	$10,479

Amortization expense related to definite-lived intangible assets totaled $0.4 million and $0.6 million for the three months ended September 30, 2020 and 2019. Amortization expense totaled $1.5 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively. The following table shows the estimated amortization expense of our definite-lived intangible assets for the next five years and thereafter:
(in thousands)
Years ended December 31:
2020 (remainder)	$415
2021	1,213
2022	911
2023	640
2024	435
and thereafter	1,035
Total	$4,649

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

As of September 30, 2020 and December 31, 2019, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

For the three and nine months ended September 30, 2020 and 2019, we did not have any transfers between fair value Level 1, Level 2 or Level 3. We did not hold any non-financial assets or non-financial liabilities subject to fair value measurements on a recurring basis as of September 30, 2020.

Money market funds as of both September 30, 2020 and December 31, 2019 are included in cash and cash equivalents in the respective consolidated balance sheets.

The following table presents assets measured at fair value at September 30, 2020:

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

As of December 31, 2019, we had classified our foreign exchange contracts within Other Assets. Our interest rate swap contract and liability awards were classified within other noncurrent assets as of the period ended December 31, 2019.

Note 8 - Derivative Instruments

In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We may seek to control a portion of these risks through a risk management program that includes the use of derivative instruments.

Foreign Currency Risk Management

Our foreign currency denominated contract receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into our functional currency, using the current exchange rate at the end of the period. The gain or (loss) resulting from such remeasurement is also included in gain (loss) on derivative instruments, net in the consolidated statements of operations.

We utilize foreign currency exchange contracts to manage market risks associated with fluctuations in foreign currency exchange rates and to minimize credit exposure by limiting counterparties to nationally recognized financial institutions.

As of September 30, 2020, we had no foreign exchange contracts outstanding.

Interest Rate Risk Management

In June 2018, as part of our overall risk management policies, we entered into a pay-fixed, receive-floating interest rate swap contract with a notional amount of $9.0 million to reduce the impact associated with interest rate fluctuations on our outstanding term loans (see Note 10). The loan bears interest at adjusted one-month USD LIBOR, plus a margin ranging between 2.00% and 2.75% depending on our overall leverage ratio. The notional value amortizes monthly in equal amounts based on the 5-year principal repayment terms. Per the terms of the swap, we are required to pay interest on the basis of a fixed rate of 3.02%, and we receive interest on the basis of one-month USD LIBOR.

As discussed in Note 10, we signed the Eighth Amendment and Reaffirmation Agreement with our Bank and repaid the $9.1 million outstanding balance on our term loans. Accordingly, we exited the swap agreement related to this loan and paid $0.2 million in cash.

For the periods presented, we did not elect to designate any of our derivative contracts as hedges. Changes in the fair value of the derivative contracts are included in gain (loss) on derivative instruments, net in the consolidated statements of operations.

We recognized a net gain (loss) on our derivative instruments as outlined below:

	Three months ended		Nine months ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Interest rate swap	$25	$(1)	$(49)	$(89)
Foreign exchange contracts	-	(45)	17	25
Remeasurement of related contract receivables, billings-in-excess of revenue earned, and subcontractor accruals	6	(15)	67	(5)
Gain (loss) on derivative instruments, net	$31	$(61)	$35	$(69)

Note 9 - Stock-based Compensation

We recognize compensation expense for all equity-based compensation awards issued to employees and directors that are expected to vest. Stock compensation is calculated based upon the fair value of awards as of the grant date. During the three months ended September 30, 2020 and 2019, we recognized $0.03 million in stock-based compensation expense and $0.2 million of stock-based compensation expense related to equity awards, respectively. We recognized $0.4 million and $1.2 million of stock-based compensation expense related to equity awards for the nine months ended September 30, 2020 and 2019, respectively, under the fair value method. In addition to the equity-based compensation expense recognized, the Company also recognized $0 and $60 thousand of stock-based compensation related to the change in the fair value of cash-settled restricted stock units (RSUs) during the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, the Company recorded stock-based compensation income of $6 thousand and income of $88 thousand for the same period ended 2019 for the fair value of cash-settled RSUs, respectively.

During the three and nine months ended September 30, 2020, we granted approximately 130,000 and 170,000 time-based RSUs with an aggregate fair value of approximately $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2019, we granted approximately 8,500 and 509,000 time-based RSUs with an aggregate fair value of $20 thousand and $1.4 million, respectively. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, and the remainder vest annually in equal amounts over the course of one to three years. The fair value of the time-based RSUs is expensed ratably over the requisite service period, which ranges from one to three years.

GSE’s 1995 long-term incentive program ("LTIP") provides for the issuance of performance-vesting and time-vesting restricted stock units to certain executives and employees. Vesting of the performance-vesting restricted stock units ("PRSU") is contingent upon the employee's continued employment and the Company's achievement of certain performance goals during designated performance periods as established by the Compensation Committee of the Company's Board of Directors. We recognize compensation expense, net of estimated forfeitures, for PRSU's on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PRSUs that are expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

During the three months ended September 30, 2020, we did not grant any performance-based RSUs to employees and during the nine months ended September 30, 2020 we granted approximately 512,000 performance-based RSUs with an aggregate fair-value of $0.6 million to key employees. Based upon our current forecasts, we do not expect to achieve the Adjusted EBITDA targets. A cumulative adjustment reversing $0.1 million of expense recognized in the first half of 2020 was recorded in the three months ended September 30, 2020 upon determination that vesting was no longer probable for the revenue and EBITDA targets.

During the nine months ended September 30, 2019, we granted approximately 350,000 performance-based RSUs to key employees with an aggregate fair-value of $0.9 million. These awards vest over three years based upon achieving certain financial metrics achieved during fiscal 2021 for revenue and Adjusted EBITDA. A cumulative adjustment reversing $0.2 million of expense recognized in the first half of 2019 was recorded in the three months ended September 30, 2019 upon determination that vesting was no longer probable for the revenue and EBITDA targets.

The Company did not grant any stock options for three and nine months ended September 30, 2020 and 2019.

Note 10 - Debt

On December 29, 2016, we entered a 3-year $5.0 million revolving line of credit facility with Citizens Bank National Association (the “Bank") to fund general working capital needs and acquisitions. On May 11, 2018, we entered into the Amended and Restated Credit and Security Agreement (the “Credit Agreement” or the “Credit Facility”) to (a) expand the $5.0 million revolving line of credit (the “RLOC”) to include a letter of credit sub-facility and not be subject to a borrowing base and (b) to add a $25.0 million term loan facility, available to finance permitted acquisitions over the following 18 months. The credit facility was subject to certain financial covenants and reporting requirements and was scheduled to mature in five years on May 11, 2023 and accrued interest at the one-month USD LIBOR, plus a margin that varies depending on our overall leverage ratio. The RLOC had required monthly payments of only interest, with principal due at maturity, while our term loan draws required monthly payments of principal and interest based on an amortization schedule. Our obligations under the Credit Agreement was guaranteed by our wholly owned subsidiaries Hyperspring, Absolute, True North, DP Engineering and by any future material domestic subsidiaries (collectively, "the Guarantors").

On January 8, 2020, due to an expected violation of our covenants, we entered into the Sixth Amendment and Reaffirmation Agreement with an effective date of December 31, 2019, with our Bank to relax the fixed charge coverage ratio and leverage ratio and delay testing of both financial covenants. We agreed to an additional covenant, requiring us to maintain a consolidated Adjusted EBITDA target of $4.25 million, tested quarterly as of December 31, 2019, March 31, 2020 and June 30, 2020. Further, we agreed to maintain a minimum USA liquidity of at least $5.0 million in the aggregate, tested bi-weekly as of the fifteenth and the last day of each month, beginning on December 31, 2019 and until June 30, 2020. In addition to the revised covenants, we agreed to make accelerated principal payments of $3.0 million on January 6, 2020; $1.0 million on March 31, 2020; and $0.5 million on June 30, 2020. We incurred $20 thousand of debt issuance costs related to this amendment.

On April 17, 2020, we entered into the Seventh Amendment and Reaffirmation Agreement and effective March 31, 2020, which required us to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, tested quarterly as of the last day of each quarter, beginning with the quarter ending June 30, 2021. In addition, we agreed to not exceed a maximum leverage ratio, tested quarterly as of the last day of each quarter and beginning with the quarter ending September 30, 2020 as follows:  (i) 3.00  to 1.00 for the period ending on September 30, 2020; (ii) 2.50 to 1.00 for the period ending on December 31, 2020; and (iii) 2.25 to 1.00 for the period ending on March 31, 2021 and for the periods ending December 31, March 31, June 30 and September 30, thereafter. We additionally agreed to make accelerated principal payments of $0.75 million on April 17, 2020 and $0.5 million on June 30, 2020. We incurred $50 thousand of debt issuance costs related to this amendment.

On August 28, 2020, we signed the Eighth Amendment and Reaffirmation Agreement, “the Eighth Amendment”, with an effective date of June 29, 2020, due to violating our minimum Adjusted EBITDA covenant during the three months ended June 30, 2020. As part of the amendment, we agreed to pay $10 million to the Bank during the three months ended September 30, 2020, of which $694 thousand was paid to reduce our RLOC. We paid $9.1 million of our long-term debt and paid out $0.2 million for the unwinding of the interest rate swap agreement during the quarter. We incurred $10 thousand in additional debt issuance costs related to the amendment, which we expensed during the three months ended September 30, 2020.

The amendment removed our minimum Adjusted EBITDA covenant and changed our other debt covenants on an ongoing basis as follows: our maximum fixed charge coverage ratio will be tested quarterly as of the last day of each quarter, beginning with the quarter ending December 31, 2021 and must be 1.00 to 1.00; our leverage ratio will be tested quarterly, starting on March 31, 2021 as follows: (i) 3.00 to 1.00 for the period ending March 31, 2021; (ii) 2.75 to 1.00 for the period ending on June 30, 2021, (iii) 2.50 to 1.00 for the period ending on September 30, 2021, and (iv) 2.00 to 1.00 for the period ending on December 31, 2021 and for the periods ending on each December 31st, March 31st, June 30th and September 30th thereafter. We are also required to maintain a minimum of $3.5 million in aggregate USA liquidity, which was tested on September 15, 2020 and will be tested bi-weekly on an on-going basis. We are currently projecting to be in violation of our Q1 2021 leverage ratio and are considering several options at our disposal to address the matter (See Note 1).

The PPP Loan does not factor into the expenses or liabilities used in the calculation of our debt covenants, unless we determine that more than $1 million of the original PPP Loan balance will not be forgiven.

The Bank also agreed to remove its collateral agreement with the Company’s subsidiaries as part of the Eighth Amendment and repayment of our outstanding term loans during the three months ended September 30, 2020.

Revolving Line of Credit (“RLOC”)

During the three months ended September 30, 2020, we paid down $0.7 million on our RLOC as part of the Eighth Amendment and Reaffirmation Agreement, discussed above. We immediately drew down $0.7 million on the RLOC to fund our working capital needs. As of September 30, 2020, we had outstanding borrowings of $3.5 million under the RLOC and four letters of credit totaling $1.2 million outstanding to certain of our customers. After consideration of letters of credit, the amount available under the RLOC was approximately $0.3 million as of September 30, 2020.

We intend to continue using the RLOC for short-term working capital needs and the issuance of letters of credit in connection with business operations. Letter of credit issuance fees range between 1.25% and 2.00% of the value of the letter of credit, depending on our overall leverage ratio. We pay an unused RLOC fee quarterly based on the average daily unused balance.

Term Loans

As part of the Eight Amendment and Reaffirmation Agreement discussed above, we repaid all of $9.1 million outstanding balance on our term during the three months ended September 30, 2020.

We acquired DP Engineering on February 15, 2019 for approximately $13.5 million in cash, mainly from proceeds of $14.3 million from a term loan with our Bank. As of September 30, 2020, the loan is fully repaid and incurred interest at the adjusted USD LIBOR, plus a margin ranging between 2.00% and 2.75% depending on our overall leverage ratio. There were no debt issuance costs or loan origination fees associated with this transaction.

To fund the acquisition of True North, we borrowed $10.3 million on May 11, 2018, and immediately repaid $0.5 million to the Bank on the same day. The loan is fully repaid and incurred interest at the one-month USD LIBOR, plus a margin ranging between 2.00% and 2.75% depending on our overall leverage ratio. We incurred $70 thousand in debt issuance costs and $75 thousand of loan origination fees related to this transaction, which were fully amortized as of the period ended September 30, 2020, due to a write-off of $0.1 million previously unamortized debt issuance costs during the quarter.

Note 11 - Product Warranty

We accrue for estimated warranty costs at the time the related revenue is recognized and based on historical experience and projected claims. Our System Design and Build contracts generally include a one year base warranty on the systems. The portion of our warranty provision expected to be incurred within 12 months is classified as current within accrued warranty and totals $0.8 million and the remaining $0.2 million is classified as long-term within other noncurrent liabilities. The activity in the accrued warranty accounts during the current period is as follows:

(in thousands)
Balance at January 1, 2020	$1,323
Current period provision	(136)
Current period claims	(149)
Currency adjustment	9
Balance at September 30, 2020	$1,047

Note 12 - Revenue

We primarily generate revenue through three distinct revenue streams: (1) System Design and Build ("SDB"), (2) Software and (3) Training and Consulting Services across our Performance and NITC segments. We recognize revenue from SDB and software contracts mainly through our Performance segment. We recognize training and consulting service contracts through both segments.

The following table represents a disaggregation of revenue by type of goods or services for three and nine months ended September 30, 2020 and 2019, along with the reporting segment for each category:

	Three months ended		Nine months ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Performance segment
SDB	$2,473	$4,435	$9,535	$16,472
Software	942	786	2,575	2,170
Training and consulting	3,842	6,196	13,130	17,975

NITC segment
Training and consulting	5,665	8,614	19,727	29,066

Total revenue	$12,922	$20,031	$44,967	$65,683

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

The following table reflects revenue recognized in the reporting periods presented that was included in contract liabilities from contracts with customers as of the beginning of the periods presented:

(in thousands)	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue recognized in the period from amounts included in Billings-in-Excess of Revenue Earned at the beginning of the period	$1,520	$762	$6,221	$8,615

Note 13 - Income Taxes

The following table presents the provision for (benefit from) income taxes and our effective tax rates:

(in thousands)	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Loss before income taxes	$(545)	$(655)	$(8,902)	$(6,610)
Provision for (benefit from) income taxes	$116	$568	$166	$(874)
Effective tax rate	(21.3)%	(86.7)%	(1.9)%	13.2%

Our income tax expense (benefit) for the interim periods presented is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense for the nine months ended September 30, 2020 was comprised mainly of foreign and state tax expense. Total income tax benefit for the nine months ended September 30, 2019 was comprised mainly of the tax impact of the loss for impairment, federal, foreign and state tax expense.

Our income effective tax rate was 21.3% and 1.9% for the three and nine months ended September 30, 2020, respectively. For the three months ended September 30, 2020, the difference between our income tax expense at an effective tax rate of 21.3% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in tax valuation allowance in our US and China subsidiaries and discrete item adjustments for U.S. and foreign taxes. For the nine months ended September 30, 2020, the difference between income tax expense at an effective tax rate of 1.9% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in tax valuation allowance in our US and China subsidiaries, discrete item adjustments for the U.S. and foreign taxes and the tax impact of the loss for impairment.

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

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that we will continue to assess a full valuation allowance on our U.S., Swedish U.K., Chinese and Slovakian net deferred assets as of September 30, 2020. We have determined that it is not more likely than not that the Company will realize the benefits of its deferred taxes in the U.S and foreign jurisdictions.

Note 14 - Leases

We maintain leases of office facilities and equipment. Leases generally have remaining terms of one to three years, whereas leases with an initial term of twelve months or less are not recognized on our consolidated balance sheet. We recognize lease expense for minimum lease payments on a straight-line basis over the term of the lease. Certain leases include options to renew or terminate. Renewal options are exercisable based upon our discretion and vary based on the nature of each lease, with renewal periods generally ranging from one to five years. The term of the lease includes renewal periods, only if we are reasonably certain that we will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, we consider several factors, including but not limited to, the cost of moving to another location, the cost of disruption to our operations, the purpose or location of the leased asset and the terms associated with extending the lease.

Operating lease Right-of-Use ("ROU") assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU assets represent the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. Our real estate leases, which are comprised primarily of office spaces, represent most of our remaining lease liability. Most of our lease payments are fixed, although an immaterial portion of payments are variable in nature. Variable lease payments vary based on changes in facts and circumstances related to the use of the ROU and are recorded as incurred. We use an incremental borrowing rate based on rates available at commencement in determining the present value of future payments.

We have lease agreements with lease and non-lease components, which are accounted for as a single lease. We apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities. Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset.

The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets (in thousands):

		As of
Operating Leases	Classification	September 30, 2020	December 31, 2019

Leased Assets
Operating lease - right of use assets	Long term assets	$1,726	$2,215

Lease Liabilities
Operating lease liabilities - current	Other current liabilities	1,141	1,153
Operating lease liabilities	Long term liabilities	2,100	3,000
		$3,241	$4,153

During the three months ended September 30, 2020, we notified the landlord of our consolidated subsidiary Absolute’s home office of our decision not to renew the lease.

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

The table below summarizes lease income and expense recorded in the consolidated statements of operations incurred during the nine months ended September 30, 2020 and 2019, (in thousands):

		Three months ended		Nine months ended
Lease Cost	Classification	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Operating lease cost (1)	Selling, general and administrative expenses	$207	$307	$625	$852
Short-term leases costs (2)	Selling, general and administrative expenses	-	46	1	119
Sublease income (3)	Selling, general and administrative expenses	(33)	(43)	(97)	(75)
Net lease cost		$174	$310	$529	$896

(1) Includes variable lease costs which are immaterial.
(2) Includes leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of two tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The future minimum lease payments under non-cancellable operating leases are reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted operating lease liabilities as recognized at September 30, 2020 in our consolidated balance sheet (in thousands):

Operating Leases
2020	$319
2021	1,255
2022	1,166
2023	631
2024	116
and thereafter	-
Total lease payments	$3,487
Less: Interest	246
Present value of lease payments	$3,241

We calculated the weighted-average remaining lease term, presented in years below and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, we use the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	2.83	3.51
Weighted-average discount rate
Operating leases	5.00%	5.00%

The table below sets out the classification of lease payments in the consolidated statement of cash flows.

(in thousands)	Nine months ended
Cash paid for amounts included in measurement of liabilities	September 30, 2020	September 30, 2019

Operating cash flows used in operating leases	$1,015	$893

Right-of-use assets obtained in exchange for new operating leases	$-	$1,777

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

Our primary measure of segment performance, as shown in the table below, excludes the loss on impairment of intangible assets and goodwill, the provision for loss on legal settlement, net (see Note 16) and the change in fair value of contingent consideration, net related to the DP Engineering acquisition in fiscal 2019, which do not accurately represent the ongoing operations of our operating segments. Management believes that excluding these discrete items from the segment measure of performance allows for better period over period comparison.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant:

	Three months ended		Nine months ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue:
Performance	$7,257	$11,417	$25,240	$36,617
NITC	5,665	8,614	19,727	29,066
Total revenue	12,922	20,031	44,967	65,683

Operating loss:
Performance	(74)	(25)	(2,041)	31
NITC	(1,249)	(340)	(2,105)	(1,558)
Gain on legal settlement, net	952	-	91	-
Loss on impairment	-	-	(4,302)	(5,464)
Change in fair value of contingent consideration, net	-	-	-	1,200

Operating loss	(371)	(365)	(8,357)	(5,791)

Interest expense, net	(128)	(288)	(556)	(812)
Gain (loss) on derivative instruments, net	31	(61)	35	(69)
Other (expense) income, net	(77)	59	(24)	62
Loss before income taxes	$(545)	$(655)	$(8,902)	$(6,610)

Note 16 - Commitments and Contingencies

Joyce v. Absolute Consulting, Inc.

On March 29, 2019, a former employee of Absolute Consulting, Inc., filed a putative class action against Absolute and the Company, Joyce v. Absolute Consulting Inc., case number 1:19 cv 00868 RDB, in the United States District Court for the District of Maryland. The lawsuit alleged that the plaintiff and certain other employees were not properly compensated for overtime hours worked. The Company was subsequently dismissed from the case, leaving Absolute as the sole defendant.

On August 17, 2020, Absolute entered into a Settlement Agreement with the plaintiffs, with a maximum settlement amount of $1.5 million, which required Court approval. On September 8, 2020, the Settlement Agreement between Absolute and the plaintiffs was ratified by the Court, and the case was dismissed, although the parties remain bound by the terms of the settlement agreement. Following Court approval, Absolute made an initial payment toward the settlement amount, including legal fees, of $625 thousand. The Company’s best estimate of liability pursuant to the settlement agreement, including the initial payment plus estimated claim amounts of known plaintiffs, is $861 thousand. The Company provisioned for this amount in its quarterly financial statements for the period ended June 30, 2020 within selling, general and administrative expenses. Depending upon the final number of claims asserted, the settlement agreement may require Absolute to pay up to an additional $639 thousand beyond the Company’s provision in additional claims, for a total potential liability not to exceed $1.5 million. Because the process of notifying potential class members is currently ongoing, as of September 30, 2020, and as of the date the financial statements were available or issuance, the Company has not been notified of any other claims and has recorded no additional settlement expense during the three months ended September 30, 2020.

On September 29, 2020, the Company received $952 thousand from a general escrow account, originally set up as part of the Company’s purchase of Absolute during fiscal 2017. The Company presented the gain on Joyce legal settlement and the benefit from the proceeds from the release of escrow from the Absolute transaction in selling, general and administrative expenses, in the amount of $91 thousand for the three and nine months ended September 30, 2020.

Per ASC 450 Accounting for Contingencies, the Company reviews potential items and areas where a loss contingency could arise. In the opinion of management, we are not a party to any legal proceeding, the outcome of which, in management's opinion, individually or in the aggregate, would have a material effect on our consolidated results of operations, financial position or cash flows, other than as noted above. We expense legal defense costs as incurred.

Note 17 - Subsequent Events

Management determined that there were no material significant events that occurred between the period ended September 30, 2020 and the date these financial statements were available for issuance.

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

In December 2019, a novel strain of coronavirus, the COVID-19 virus, was reported in Wuhan, China. On March 11, 2020, the WHO declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. As of the date of this report, both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. As such, the ultimate impact the pandemic will have on the Company’s financial condition, liquidity and future results of operations is highly uncertain and subject to change. Management is actively monitoring the situation on its financial condition, liquidity, operations, industry, supplies and workforce. The Company's operating results for the nine months ended September 30, 2020 have been impacted by the COVID-19 pandemic, and we expect the financial results for the remainder of fiscal year 2020 will continue to be negatively affected as a result of the pandemic.

During the three months ended September 30, 2020, we determined that the COVID-19 virus was an indicator of a triggering event that could result in an impairment of our assets. Based upon this assessment, we performed an interim analysis of our individual asset groupings at the subsidiary level and concluded that the carrying value of the assets of DP Engineering exceeded its fair value. We used an undiscounted cash flow analysis to test for impairment and calculated that the carrying value exceeded the fair value of the DP Engineering definite-lived intangible assets by $4.3 million and recorded an impairment for this amount as of March 31, 2020. During the nine months ended September 30, 2020, no other triggering event was determined to have occurred.

On April 24, 2020, we received funds under the Paycheck Protection Program (“PPP”), a part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan is serviced by Citizens Bank, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We plan to use the funds for payroll and related costs, rent and utilities. The receipt of these funds, and the forgiveness of the PPP Loan attendant to these funds, is dependent on our ability to adhere to the forgiveness criteria. The PPP Loan bears interest at a rate of 1% per annum and matures on April 24, 2022, with the first payment deferred until August 9, 2021. Under the terms of the PPP Loan, certain amounts may be forgiven if they are used in accordance with the CARES Act. As of the period end, we have maintained compliance with all of the requirements to obtain forgiveness of the full amount of the PPP Loan. We believe that our use of the proceeds and other conditions consistent with the requirements for forgiveness have been met but are unable to determine the amount that may be ultimately forgiven.

General Business Environment

We operate through two reportable business segments: Performance and NITC. Both segments focus on delivering solutions to customers within our targeted markets, primarily the power and process industries. Marketing and communications, accounting, finance, legal, human resources, corporate development, information systems and other administrative services are organized at the corporate level. Business development and sales resources are generally aligned with each segment to support existing customer accounts and new customer development. The business units collaborate to facilitate cross-selling and the development of new solutions. The following is a description of our business segments:

Performance Improvement Solutions (approximately 56% of revenue at September 30, 2020)

Our Performance segment primarily encompasses our power plant high-fidelity simulation solutions, engineering services for American Society of Mechanical Engineers (“ASME”) programs, thermal performance optimization and plan design modifications and interactive computer-based tutorials/simulation focused on the process industry. This segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve, primarily nuclear and fossil fuel power generation, as well as natural adjacencies in the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. GSE and its predecessors have been providing these services since 1976.

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

On February 15, 2019, we purchased 100% of the membership interests in DP Engineering. For reporting purposes, we include DP Engineering in our Performance segment, due to similarities in services provided including engineering solutions and implementation of design modifications to the nuclear power sector.

Nuclear Industry Training and Consulting (approximately 44% of revenue at September 30, 2020)

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

Business Strategy

Our objective has been to create a leading, specialty engineering, expert staffing and technology delivery platform focused primarily on the nuclear power industry. We offer a differentiated suite of products and services to adjacent markets, such as the defense industry, the fossil power and process industries where our offerings are a natural fit, delivering a clear and compelling value proposition to the market. Our growth strategy was twofold: (1) seek acquisitions to accelerate our overall growth in a manner that is complementary to our core business and (2) expand organically within our core markets by leveraging our market leadership position and drive increased usage and product adoption via new products and services.

Due to recent developments in fiscal 2020 and the impact of the COVID-19 pandemic, management has changed its executed roll-up acquisition strategy.

Over the past few years, we have complemented our organic growth strategy with selective acquisitions including, but not limited to, the following: engineering; training, staffing and consulting service businesses for the power industry, with a particular focus on nuclear power; and software utilized in the power industry, both domestic and international. We had focused our acquisition efforts on opportunities that would enhance our portfolio of products and services, strengthen our relationships with our existing customers, and potentially expand our footprint to include new customers in our core served industries. Although we believe opportunities still exist to acquire more businesses that would be complementary to ours, given our current desire to focus on cross selling and upselling across our existing business portfolio and the current impact of the COVID-19 pandemic on our business, we have paused our acquisition strategy. Our current efforts are focused on organic growth across the portfolio while utilizing free cash flow to pay down debt associated with our delayed-draw term loan facility. While our roll-up acquisition strategy is on pause, we remain open to transformational opportunities that may present themselves.

Summary of recent acquisitions, prior to pause in company acquisitions

In February 2019, we acquired DP Engineering, a specialized provider of high-value engineering services and solutions to the nuclear power industry. In May 2018, we acquired True North, a leading provider of specialty engineering solutions to the nuclear power industry, and in September 2017, we acquired Absolute, a provider of technical consulting and staffing solutions to the global nuclear power industry. The acquisitions of Absolute, True North and DP Engineering collectively enhanced our unique capabilities in the nuclear services area. The acquisitions have added new capabilities to the GSE solution offering and bring new highly complementary customers to GSE, while at the same time deepening GSE relationships with existing clients. These acquisitions have added scale and focus to the business, while positioning GSE as a “go to” provider of technical and consulting solutions to the power industry, particularly nuclear power. We feel that now is the time to focus on organic growth opportunities through cross selling and upselling GSE’s full range of products and services to the industry.

Expand our total addressable market

Our focus on organic growth means enhancing our product capabilities by bringing new products to market and introducing new service categories that create value for our customers and therefore expand our total addressable market. Currently, we are working on initiatives to expand our solution offerings in both of our business segments that may include, but are not limited to, the following: expanding our software product portfolio to include enhanced power and process simulation tools and systems that are complementary to our core offerings; delivering enhanced learning management systems/solutions; offering fully outsourced training solutions to our customers; adding workflow process improvement solutions; tailoring operational reporting and business intelligence solutions to address the unique need of our end user markets; and adding new services to broaden our market reach. With the pause of our roll-up acquisition strategy, our current expansion efforts are primarily organic in nature.

We are unique among engineering firms in the nuclear market in our ability to serve the entire lifecycle of a plant through a combination of expert service not found in other engineers of choice. We offer clients the ability to perform the upfront engineering design, address and optimize regulatory compliance, optimize designs through simulation assisted engineering and provide all temporary professional staffing needed for a wide variety of specialized engineering projects.

Initiatives such as these will broaden our scope and enable us to engage more deeply with the segments we serve and to address the needs of customers in adjacent segments. We have delivered a compelling solution, the GSE GPWRTM Generic Pressurized Water Reactor (“GPWR”) simulation technology, proving that our modeling technology can be sold in generic form via traditional license terms and conditions to the nuclear industry ecosystem. We have both upgraded and expanded the EnVision™ library of simulation and eLearning tutorials for the process industries with specific new products for training clients in the upstream segment of the oil and gas industry including launching a new cloud-based training platform, EnVision™ Learning On-Demand, which significantly extends the capabilities of its industry leading EnVision™ tutorials and simulations. We continue to provide cutting edge training systems by adapting our technology to systems that meet the specific needs of customers such as U.S. government laboratories.

Research and development (R&D)

We invest in R&D to deliver unique solutions that add value to our end-user markets. We have delivered nuclear core and Balance-of-Plant modeling and visualization systems to the industry. To address the nuclear industry's need for more accurate simulation of both normal and accident scenarios, we provide our DesignEP® and RELAP5-HD® solutions. Our entire JADETM suite of simulation software, including industry leading JTOPMERET® and JElectricTM software, provides the most accurate simulation of balance of plant and electrical systems available to the nuclear and fossil plant simulation market. The significant enhancements we have made to our SimExec® and OpenSimTM platforms enables customers to be more efficient in the daily operation of their simulators. We have brought SimExec® and OpenSimTM together into a next generation unified environment that added new capabilities as requested by clients and driven by market need.

Our software tools leverage the high-end expertise of our experienced staff in helping plants operate better and more efficiently. One area of significant enhancement is in improving the thermal performance of power plants. We have introduced the next generation platform in TSM Enterprise, providing the technology solution to centralize and continuously monitor plant thermal performance across the fleet.  The solution benefits our customers by automating standardized reporting in modern dashboards available to engineers and decision makers across the fleet, leverage automation to facilitate troubleshooting plant performance issues, reducing time and error with direct access to source data, and applying industry guidelines for problem resolution. This platform also supports integration with Data Validation and Reconciliation (DVR) (implemented by GSE’s True North division) that enhances the quality of data for analysis and decision making, providing a solution to better detect and identify faulty measurements/sensors and thus reduce maintenance costs by focusing on critical components.

We continue to make pragmatic and measured investments in R&D that first and foremost are driven by the market and complement our growth strategy. Such investments in R&D may result in on-going enhancement of existing solutions as well as the creation of new solutions to serve our target markets, ensuring that we add greater value that is easier to use, at lower total cost of ownership than any alternative available to customers. GSE has pioneered a number of industry standards and intends to continue to be one of the most innovative companies in our industry.

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

Employees

As of September 30, 2020, we had approximately 321 employees, which includes approximately 201 employees in our Performance segment and approximately 120 employees in our NITC segment.

Backlog

As of September 30, 2020, we had approximately $44.6 million of total gross revenue backlog, which included $33.2 million of Performance backlog and $11.4 million of NITC backlog. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

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

Examples of the types of simulators we sell include the following:

●
Universal Training Simulators: Our products complement our Self-Paced Training Tutorials by reinforcing what the student learned in the tutorial, putting it into practice on the Universal Simulator. The simulation models are high fidelity and represent a typical plant or typical process, rather than the exact replication of a client’s plant. We have delivered over 360 such simulation models to clients consisting of major oil companies and educational institutions. This learning content is now being offered through a cloud-bases subscription model that enables easier access and wider use of the content.  Two of the world’s largest refiners are using the platform across all global refining facilities, one signing a new five-year SaaS contract at the end of 2019.

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

Nuclear Industry Training and Consulting

As our customers’ experienced staff retire, access to experts that can help operate and train existing and new employees in how to operate their plants is essential to ensure safe ongoing plant operations. In addition, operating and training needs change over time and sometimes our clients require fixed priced discrete projects or specialized courses in contrast to straight staff augmentation. The industry needs operating personnel, including procedure writers, engineers, operators and instructors who can step in and use as well as update the client’s operating methods, procedures, training material and more. Finding technical professionals and instructors, who know the subject, can perform the work or teach it to others and can adapt to the client’s culture, is critical. GSE provides qualified professionals, instructors and turnkey projects/courses that work within the client’s system and complement the operating or training methods already in place. Examples of our training program courses include senior reactor operator certification, generic fundamentals training, and simulation supervisor training. In addition, we also provide expert support through consulting or turnkey projects for procedure writing, technical engineers, project managers, training material upgrade and development, outage execution, planning and scheduling, corrective actions programs and equipment reliability.

We bring together the collection of skills we have amassed for over more than 40 years beginning with its traditional roots in custom high-fidelity simulation and training solutions for the power industries, extended through the acquisition of specialized engineering capabilities, enhanced by the entry and intermediate level training solutions of EnVision and the extensive nuclear industry training and consulting services of Absolute and Hyperspring.

Results of Operations

The following table sets forth our results of operations, expressed in thousands of dollars and as a percentage of revenue:

	Three months ended				Nine months ended
(in thousands)	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	$	%	$	%	$	%	$	%
Revenue	$12,922	100.0%	$20,031	100.0%	$44,967	100.0%	$65,683	100.0%
Cost of revenue	9,603	74.3%	15,358	76.7%	33,971	75.5%	50,407	76.7%
Gross profit	3,319	25.7%	4,673	23.3%	10,996	24.5%	15,276	23.3%

Operating expenses:
Selling, general and administrative	2,878	22.3%	3,465	17.3%	12,548	27.9%	12,231	18.6%
Research and development	137	1.1%	130	0.6%	526	1.2%	526	0.8%
Restructuring charges	185	1.4%	740	3.7%	195	0.4%	742	1.1%
Loss on impairment	-	-	-	-	4,302	9.6%	5,464	8.3%
Depreciation	76	0.6%	107	0.5%	254	0.6%	300	0.5%
Amortization of intangible assets	414	3.2%	596	3.0%	1,528	3.4%	1,804	2.7%
Total operating expenses	3,690	28.6%	5,038	25.2%	19,353	43.0%	21,067	32.1%
Operating loss	(371)	(2.9)%	(365)	(1.9)%	(8,357)	(18.5)%	(5,791)	(8.8)%
Interest expense, net	(128)	(1.0)%	(288)	(1.4)%	(556)	(1.2)%	(812)	(1.2)%
Gain (loss) on derivative instruments, net	31	0.2%	(61)	(0.3)%	35	0.1%	(69)	(0.1)%
Other (expense) income, net	(77)	(0.6)%	59	0.3%	(24)	(0.1)%	62	0.1%
Loss before income taxes	(545)	(4.2)%	(655)	(3.3)%	(8,902)	(19.8)%	(6,610)	(10.1)%
Provision for (benefit from) income taxes	116	0.9%	568	2.8%	166	0.4%	(874)	(1.3)%
Net loss	$(661)	(5.1)%	$(1,223)	(6.1)%	$(9,068)	(20.2)%	$(5,736)	(8.7)%

Revenue

Total revenue for the three months ended September 30, 2020 decreased 35.5% as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020 revenue decreased 31.5% as compared to the same period in 2019.

	Three months ended				Nine months ended
(in thousands)	September 30, 2020	September 30, 2019	Change		September 30, 2020	September 30, 2019	Change
Revenue:			$	%			$	%
Performance	$7,257	$11,417	(4,161)	(36.4)%	$25,240	$36,617	(11,377)	(31.1)%
NITC	5,665	8,614	(2,948)	(34.2)%	19,727	29,066	(9,339)	(32.1)%
Total revenue	$12,922	$20,031	(7,109)	(35.5)%	$44,967	$65,683	(20,716)	(31.5)%

Performance revenue decreased approximately $4.2 million or 36.4% during the three months ended September 30, 2020 compared to the same period in the prior year. The decrease in revenue was primarily due to delays in commencing certain contracts remotely due to the COVID-19 pandemic, several significant projects ending in the prior year and also a reduction in revenue for DP Engineering, due to an incident with a customer in fiscal 2019. Total new orders for the Performance segment were $9.3 million during the quarter ended September 30, 2020, a decrease of $1.4 million when compared to the $10.7 million in the new orders during the quarter ended September 30, 2019. The decrease in new orders is due to a combination of factors including a decrease in available funding and desire to defer spending on long standing time and material contracts and various smaller system design and build projects.

For the nine months ended September 30, 2020, Performance revenue was $25.2 million compared to $36.6 million for the same period in 2019.  The decrease of $11.4 million in revenue during fiscal 2020 over the same period in 2019 was due primarily to a reduction of revenue in our DP Engineering subsidiary due to an incident with one of its customers in fiscal 2019, several significant projects ending in the prior fiscal year and delays in commencing new contracts remotely due to the COVID-19 pandemic. We recorded total new orders for Performance of $21.8 million during the nine months ended September 30, 2020, an increase of $2.8 million compared to $19.0 million during the nine months ended September 30, 2019, primarily due to bookings of various system design and build projects.

NITC revenue decreased approximately $2.9 million or 34.2% during the three months ended September 30, 2020 compared to the same period in 2019. The decrease in the revenue was largely due to lower customer demand for staffing and the suspension of significant projects due to the COVID-19 pandemic. We recorded orders of $1.6 million during the three months ended September 30, 2020, a decrease compared to $8.3 million of orders during the same period of the prior year. The decrease in new orders is due to a combination of factors including project stoppages due to the COVID-19 pandemic and the cyclical nature of our industry and business.

For the nine months ended September 30, 2020, NITC revenue decreased $9.3 million or 32.1% compared to the same period of fiscal 2019. The decrease in revenue was primarily due to stoppage of existing projects and delays in commencing new contracts due to the COVID-19 pandemic and a reduction in demand for staffing from our major customers. We recorded total new orders of $15.6 million during the nine months ended September 30, 2020, compared to $23.9 million during the nine months ended September 30, 2019, for a reduction of $8.3 million year over year.

As of September 30, 2020, our backlog was $44.6 million, of which $33.2 million was attributed to the Performance segment and $11.4 million was attributed to the NITC segment. As of December 31, 2019, our backlog was $52.7 million with $37.2 million attributed to our Performance segment and $15.5 million to NITC. The decrease in our backlog over the prior fiscal year is primarily due to lower orders during fiscal 2020.

Gross Profit

Gross profit totaled $3.3 million or 25.7% of revenue and $4.7 million or 23.3% of revenue for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, gross profit totaled $11.0 million, compared to $15.3 million for the same period in 2019. As a percentage of revenue, gross profit was 24.5% and 23.3% for the nine months ended September 30, 2020 and 2019, respectively.

	Three months ended						Nine months ended
	September 30, 2020			September 30, 2019			September 30, 2020			September 30, 2019
(in thousands)		$	%		$	%		$	%		$	%
Gross profit:
Performance	$2,482		34.2%	$3,548		31.1%	$8,240		32.6%	$11,787		32.2%
NITC	837		14.8%	1,125		13.1%	2,756		14.0%	3,489		12.0%
Total gross profit	$3,319		25.7%	$4,673		23.3%	$10,996		24.5%	$15,276		23.3%

Performance gross profit decreased during the three and nine months ended September 30, 2020 by $1.1 million and $3.5 million, respectively. The decrease is primarily related to lower revenue and several higher margin significant projects completed in the prior year that were not replaced with new orders.

Gross profit in our NITC segment was lower during the three months ended September 30, 2020, as compared to the same period in fiscal 2019 by $0.3 million, due primarily to increased revenue recognition from contracts with smaller gross profit margin and a reduction in revenue from contracts with higher gross profit margin. During the nine months ended September 30, 2020, gross profit decreased by $0.7 million to $2.8 million, compared to $3.5 million during the same period in fiscal 2019. The decrease in gross profit was primarily driven by a decrease in revenue in the NITC business offset by a reduction in direct costs.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses totaled $2.9 million for the quarter ended September 30, 2020 or a decrease of 16.9% from the $3.5 million for the same period in 2019. For the nine months ended September 30, 2020 and 2019, SG&A expenses increased by $28 thousand.

Components of SG&A were as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Corporate charges	$2,565	$2,321	$9,036	$9,800
Provision for loss on legal settlement, net	(952)	-	(91)	-
Change in contingent consideration	-	-	-	(1,200)
Business development expenses	1,013	747	2,759	2,549
Facility operation & maintenance	241	348	732	1,027
Bad debt expense	10	48	103	48
Other	1	1	9	7
Total SG&A	$2,878	$3,465	$12,548	$12,231

Corporate charges

During the three months ended September 30, 2020, corporate charges increased by $0.2 million over the same period of the prior year.

For the nine months ended September 30, 2020, corporate charges decreased by $0.8 million, to $9.0 million, from the $9.8 million in corporate charges during the nine months ended September 30, 2019. The reduction during the nine months ended September 30, 2020 was due primarily to a reduction in the use of external contractors for accounting and finance support services and charges of $0.6 million during fiscal 2019 for the acquisition of DP Engineering, with no similar charges during fiscal 2020.

Gain on legal settlement, net

During the three months ended September 30, 2020, we received $1 million in cash , pursuant to a settlement agreement related to the purchase agreement of Absolute in fiscal 2017. The $1 million of cash proceeds was recorded as an offset against the $0.9 million provision for loss on legal settlement with a class of former employees of Absolute, recorded in the second quarter of fiscal 2020. For the nine months ended September 30, 2020, we had recorded a provision for loss on legal settlement, net as a reduction to corporate charges of $91 thousand (see Note 16 to the consolidated financial statements). There were no similar transactions during the same period of 2019.

Change in contingent consideration

As a result of the triggering event with our subsidiary DP Engineering in fiscal 2019, we determined the fair value of the contingent consideration recorded in connection with the acquisition in February 2019 was zero. We recorded the reduction in the contingent consideration as an offset to selling, general and administrative expenses in the amount of $1.2 million for the nine months ended September 30, 2019.

Business development expenses

Business development expense increased by $0.3 million and $0.2 million during the three and nine months ended September 30, 2020 over the same periods of the prior fiscal year. The increase in business development expense to $1.0 million and $2.8 million in fiscal 2020, compared to $0.7 million and $2.5 million for the three and nine months ended September 2019, is primarily due to two of our subsidiaries engaging in additional business development for two of our subsidiaries.

Facility operation & maintenance (“O&M”)

Facility O&M expenses decreased by $0.1 million and $0.3 million for three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease in facility O&M during fiscal 2020 was mainly due to lease abandonments in the second half of fiscal 2019 and lease terminations in the first half of 2020.

Bad debt expense

We recorded $10 thousand and $0.1 million of bad debt expense during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, we recorded $48 thousand of bad debt expense.

Research and development

Research and development (R&D) costs consist primarily of software engineering personnel and other related costs. R&D costs, net of capitalized software, totaled $0.6 million for both the nine months ended September 30, 2020 and 2019, respectively. Before capitalization of software development costs, R&D costs totaled $0.8 million and $0.9 million for the nine months ended September 30, 2020 and 2019. The decrease in R&D expenses during fiscal 2020 was mainly due to fewer fulltime employees.

Restructuring

During the three and nine months ended September 30, 2020, we recorded restructuring charges of $0.2 million. The charges included in the three and nine months ended September 30, 2020 consisted of headcount rationalization and realignment of the business and its operations as part of our response to the COVID-19 pandemic.

During the three and nine months ended September 30, 2019, due primarily to the Company’s on-going acquisition strategy, we incurred restructuring charges of $0.7 million, of which $0.3 million related to DP Engineering Severance and $0.4 million related to the departure of an executive, for the subsequent suspension of our acquisition strategy.

As of December 31, 2019, the Company had incurred $2.5 million in restructuring expense, an increase over the amount originally estimated of $2.2 million, excluding any tax impacts and cumulative adjustments. The additional costs incurred primarily related to the termination of DP Engineering as one of the principal engineers of its client. In total, the Company recorded $1.1 million in employee severance, $2.3 million in lease termination fees and other costs of $0.5 million related to its ongoing restructuring plan.

Loss on impairment of goodwill and definite-lived intangible assets

During the three months ended September 30, 2020 and June 30, 2020, we noticed no additional triggering event that would suggest our goodwill or definite-lived intangibles were impaired.

During the three months ended March 31, 2020, we determined that the COVID-19 pandemic was a triggering event, requiring an interim impairment test to be performed on our long-lived assets as of the period end. Based upon our analysis, we determined that the carrying value of the definite-lived intangible assets of DP Engineering exceeded the fair value and recognized a $4.3 million impairment during the three months ended March 31, 2020.

During the nine months ended September 30, 2019, we recognized an impairment charge of $5.6 million related to goodwill related to the acquisition of DP Engineering in the first quarter of fiscal 2019.

Depreciation

We recorded depreciation expense of $76 thousand and $0.1 million for the three months ended September 30, 2020 and 2019, respectively. For both of the nine months ended September 30, 2020 and 2019, we recorded depreciation expense of $0.3 million. The reduction of $31 thousand and $46 thousand for the three and nine months ended September 30, 2020 over the same periods in 2019 was due primarily to fully depreciated assets in 2020 and no additional acquisitions in the current fiscal year.

Amortization of intangible assets

Amortization expense related to definite-lived intangible assets totaled $0.4 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, amortization expense related to definite-lived intangible assets totaled $1.5 million and $1.8 million, respectively. Amortization expense decreased during the three and nine months ended September 30, 2020 over the same periods in 2019 due to the reduction in the carrying value of DP Engineering’s intangible assets, due to the $5.4 million impairment in fiscal 2019.

Interest expense, net

Interest expense totaled $0.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. Interest expense totaled $0.6 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively. The reduction in interest expense, net for the period ended September 30, 2020 compared to September 30, 2019 was due primarily to a reduction in total indebtedness, net of the Paycheck Protection Program Loan, from $18.5 million as of September 30, 2019 to $3.5 million as of September 30, 2020.

Other (expense) income, net

For the three months ended September 30, 2020 and 2019, we recognized other expense, net of $77 thousand and other income, net of $59 thousand, respectively. For the nine months ended September 30, 2020 and 2019, we recognized other expense, net of $24 thousand and other income, net of $62 thousand, respectively.

Provision for (benefit from) Income Taxes

Income tax expense (benefit) for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense of $0.1 million for the three months ended September 30, 2020 was comprised mainly of foreign and state tax expense. Total income tax expense of $0.6 million for the three months ended September 30, 2019 was comprised mainly of the tax impact of the loss for impairment, federal, foreign and state tax expense.

Income tax expense of $0.2 million for the nine months ended September 30, 2020 was comprised mainly of foreign and state tax expense. The income tax benefit of $0.9 million for the nine months ended September 30, 2019 was comprised mainly of the tax impact of the loss on impairment, federal, foreign and state tax expense.

Our income effective tax rate was 21.3% and 1.9% for the three and nine months ended September 30, 2020, respectively. For the three months ended September 30, 2020, the difference between our income tax expense at an effective tax rate of 21.3% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in tax valuation allowance in our US and China subsidiaries and discrete item adjustments for U.S. and foreign taxes. For the nine months ended September 30, 2020, the difference between the income tax expense at an effective tax rate of 1.9% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in tax valuation allowance in our US and China subsidiaries, discrete item adjustments for the U.S. and foreign taxes and the tax impact of the loss for impairment.

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

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that we will continue to assess a full valuation allowance on our U.S., Swedish U.K., Chinese and Slovakian net deferred assets as of September 30, 2020. We have determined that it is not more likely than not that it will realize the benefits of its deferred taxes in the U.S and foreign jurisdictions.

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

Liquidity and Capital Resources

As of September 30, 2020, our cash and cash equivalents totaled $7.7 million, compared to $11.7 million as of December 31, 2019.

For the nine months ended September 30, 2020 and 2019, net cash provided by operating activities was $1.6 million and net cash used in operating activities was $0.3 million, respectively. The increase of $1.9 million in cash flows provided by operating activities was primarily due to recognition of revenue for amounts previously billed of $5.6 million and a reduction in the cash outflow for AP, accrued compensation and expenses of $0.9 million, offset by an increase in net loss for the company of $3.3 million over the prior fiscal year.

Net cash used in investing activities totaled $0.2 million and $14.0 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the cash outflow for investing activities year over year was primarily driven by the acquisition of DP Engineering for $13.5 million during the nine months ended September 30, 2019 and a reduction of CAPEX of $0.2 million.

For the nine months ended September 30, 2020 and 2019, cash used in financing activities totaled $5.3 million and cash provided by financing activities was $11.0 million, respectively. The increase in cash used in financing activities of $16.3 million was driven by an increase in payments on long term debt of $15.5 million, a $0.7 million payment on our RLOC and a $0.2 million payment to for the cancellation of our interest rate swap for our long-term debt. These cash outflows were offset by draws on our revolving line of credit of $4.2 million and proceeds of the PPP Loan of $10 million during the six months ended September 30, 2020, compared to a draw on long-term debt of $14.3 million during the nine months ended September 30, 2020.

Paycheck Protection Program Loan ("PPP Loan")

We entered into the PPP Loan agreement with Citizens Bank National Association (the “Bank”), which was approved and funded on April 24, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The PPP Loan matures on April 24, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principle and interest payments are due for any portion of the loan balance that is not forgiven and are automatically deferred or ten months after the last day of our covered period through August 9, 2021.

The PPP Loan contains events of default and other provisions customary for a loan of this type, including: (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100% of the principal amount of the loan is guaranteed by the Small Business Administration ("SBA") and (3) an amount up to the full principal amount may qualify for loan forgiveness in accordance with the terms of CARES Act. We have accumulated forgivable expenses beyond our loan amount and are currently assessing any potential limiting factors as a part of the process to file with our bank and are ultimately subject to the SBA’s process for forgiveness.  To the extent the loan amount is not forgiven under the PPP, we are obligated to make equal monthly payments of principal and interest, beginning after determination of forgiveness by the Bank.

As of September 30, 2020, we have classified the $10 million of outstanding PPP Loan and accrued interest of $44 thousand as debt in our consolidated balance sheets. We classified $447 thousand as current and $9,597 thousand as noncurrent in our consolidated balance sheets. We recorded $26 thousand and $44 thousand of interest expense during the three and nine months ended September 30, 2020, respectively.

As of September 30, 2020, the Company was in full compliance with all requirements in order to apply for forgiveness under the PPP Loan. We may apply for forgiveness any time on or before the maturity date of the loan.

Credit Facilities

On December 29, 2016, we entered into a 3-year $5.0 million revolving line of credit facility ("RLOC") with Citizens Bank National Association (“the Bank”) on December 29, 2016 to fund general working capital needs and provide funding for acquisitions. The credit facility agreement was subject to certain financial covenants and reporting requirements.

On May 11, 2018, we entered into the Amended and Restated Credit and Security Agreement ("the Credit Agreement") with the Bank to include (a) a $5.0 million revolving credit facility, not be subject to a borrowing base, with a letter of credit sub-facility, and (b) a $25.0 million delayed draw term loan facility available to be drawn upon for up to 18 months to finance certain permitted acquisitions. The credit facilities mature in five years and bear interest at one-month USD LIBOR plus a margin that varies depending on our overall leverage ratio. Revolving loans are interest-only with principal due at maturity, while term loans require monthly payments of principal and interest based on an amortization schedule. Our obligations under the Credit Agreement are guaranteed by our wholly owned subsidiaries Hyperspring, Absolute, True North, DP Engineering and by any future material domestic subsidiaries (collectively, the Guarantors).

On January 8, 2020, due to a projected violation of our covenants, we entered into the Sixth Amendment and Reaffirmation Agreement and effective on December 31, 2019 with our Bank to relax the fixed charge coverage ratio and leverage ratio and delay testing of both financial covenants. We agreed to an additional covenant, requiring us to maintain a consolidated Adjusted EBITDA target of $4.25 million, tested quarterly as of December 31, 2019, March 31, 2020 and June 30, 2020. Further, we agreed to maintain a minimum USA liquidity of at least $5.0 million in the aggregate, tested bi-weekly as of the fifteenth and the last day of each month, beginning on December 31, 2019 and until June 30, 2020. In addition to the revised covenants, we agreed to make accelerated principal payments of $3.0 million on January 6, 2020; $1.0 million on March 31, 2020; and $0.5 million on June 30, 2020.  We incurred $20 thousand of debt issuance costs related to this amendment.

On April 17, 2020, we entered into the Seventh Amendment and Reaffirmation Agreement and effective March 31, 2020, which requires us to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00, tested quarterly as of the last day of each quarter, beginning with the quarter ending June 30, 2021. In addition, we agreed to not exceed a maximum leverage ratio, tested quarterly as of the last day of each quarter and beginning with the quarter ending September 30, 2020 as follows:  (i) 3.00  to 1.00 for the period ending on September 30, 2020; (ii) 2.50 to 1.00 for the period ending on December 31, 2020; and (iii) 2.25 to 1.00 for the period ending on March 31, 2021 and for the periods ending December 31, March 31, June 30 and September 30, thereafter. We additionally agreed to make accelerated principal payments of $0.75 million on April 17, 2020 and $0.5 million on June 30, 2020. We incurred $50 thousand of debt issuance costs related to this amendment.
On August 28, 2020, we signed the Eighth Amendment and Reaffirmation Agreement, with an effective date of June 29, 2020, due to violating our minimum Adjusted EBITDA covenant during the three months ended June 30, 2020. As part of the amendment, we agreed to pay $10 million to the Bank during the three months ended September 30, 2020, of which $0.7 million was paid to reduce our RLOC. We paid $9.1 million of our long-term debt and paid out $0.2 million for the unwinding of the interest rate swap agreement during the quarter. We incurred $10 thousand in additional debt issuance costs related to the amendment, which we expensed during the three months ended September 30, 2020.
The amendment removed our minimum Adjusted EBITDA covenant and changed our other debt covenants on an ongoing basis as follows: our maximum fixed charge coverage ratio will be tested quarterly as of the last day of each quarter, beginning with the quarter ending December 31, 2021 and must be 1.00 to 1.00; our leverage ratio will be tested quarterly, starting on March 31, 2021 as follows: (i) 3.00 to 1.00 for the period ending March 31, 2021; (ii) 2.75 to 1.00 for the period ending on June 30, 2021, (iii) 2.50 to 1.00 for the period ending on September 30, 2021, and (iv) 2.00 to 1.00 for the period ending on December 31, 2021 and for the periods ending on each December 31st, March 31st, June 30th and September 30th thereafter. We are also required to maintain a minimum of $3.5 million in aggregate USA liquidity, which was tested on September 15, 2020 and will be tested bi-weekly on an on-going basis. We are currently projecting to be in violation of our Q1 2021 leverage ratio and are considering several options at our disposal to address the matter (See Note 1).
The PPP Loan does not factor into the expenses or liabilities used in the calculation of our debt covenants, unless we determine that more than $1 million of the original PPP Loan balance will not be forgiven. The Bank agreed to remove its collateral agreement with the Company’s subsidiaries as part of the repayment of our outstanding term loans during the three months ended September 30, 2020.

Revolving Line of Credit

During the three months ended September 30, 2020, we paid down $0.7 million on our RLOC as part of the Eighth Amendment and Reaffirmation Agreement, as discussed above. We immediately drew down $0.7 million on the RLOC to fund our working capital needs. As of September 30, 2020, we had outstanding borrowings of $3.5 million under the RLOC and four letters of credit totaling $1.2 million outstanding to certain of our customers. After consideration of letters of credit, the amount available under the RLOC was approximately $0.3 million as of September 30, 2020.

We intend to continue using the RLOC for short-term working capital needs and the issuance of letters of credit in connection with business operations. Letter of credit issuance fees range between 1.25% and 2.00% of the value of the letter of credit, depending on our overall leverage ratio. We pay an unused RLOC fee quarterly based on the average daily unused balance.

Going Concern Consideration

As a result of the COVID-19 pandemic, we have experienced a negative impact on our fiscal 2020 financial position and results of operations. We will likely to continue to experience delays in commencing work on outstanding orders or loss of orders altogether, disruption of our business as a result of worker illness or mandated shutdowns, and a decline in our ability to refinance existing indebtedness and access new capital.

We signed the Eighth Amendment and Reaffirmation Agreement (the “Eighth Amendment”) with Citizens Bank National Association (the “Bank"), resulting in the full payoff of our long-term debt during the three months ended September 30, 2020, in response to the breach of our Adjusted EBITDA debt covenant during the three months ended June 30, 2020. The Eighth Amendment also altered or removed certain of our debt covenants and required a minimum US liquidity of $3.5 million to be tested biweekly (see Note 10). We continue to experience a negative impact to our results of operations and financial position from the COVID-19 pandemic. Based upon our current projections and outstanding balance on our revolving line of credit, we may be in violation of our leverage ratio in Q1 2021; however, we believe we have various options available to remediate or prevent the potential violation. Our options include continuing to development new revenue opportunities, reducing our operating costs such as our workforce, including reductions in compensation and benefits or eliminating fixed costs such as office space. In addition, we may further pay down outstanding debt balances by repatriating cash held in foreign operations. If necessary, we could potentially refinance our debt obligations, to an asset based or other loan arrangement.  Also, working with our bank, we could potentially obtain additional debt amendments, including waivers of potential covenant breaches. We have no assurance that it will be possible to implement any of these on acceptable terms, however.

We received $10 million from the PPP and indicated that without these funds, the risk of employee terminations, layoffs and other drastic cost reductions exists. Although the PPP funds have provided us with additional liquidity, these funds did not prevent us from failing to comply with our minimum Adjusted EBITDA covenant with our Bank during the three months ended June 30, 2020. While the Company expects the PPP loan to be forgiven, we are unable to determine with certainty whether we will receive forgiveness from the Small Business Administration (see Note 4).

Including the proceeds from the PPP, we believe we have sufficient cash to meet our operating requirement needs for at least the next twelve months; however, since some of our loan covenants are related to operating performance and our operating performance continues to be impacted by the COVID-19 pandemic, we may be in violation with our amended debt covenants during fiscal 2021. If we are unable to maintain compliance with our covenants, the Bank may call our outstanding Revolving Line of Credit due, which may create substantial doubt regarding our ability to continue as a going concern.

Non-GAAP Financial Measures

Adjusted EBITDA

References to “EBITDA” mean net (loss) income, before considering interest expense (income), provision for income taxes, depreciation and amortization. References to Adjusted EBITDA excludes provision for legal settlement, loss on impairment, impact of the change in fair value of contingent consideration, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments, and acquisition-related expense. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other GAAP measures, are useful to investors to evaluate the Company’s results because it excludes certain items that are not directly related to the Company’s core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation G follows:

(in thousands)
	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(661)	$(1,223)	$(9,068)	$(5,736)
Interest expense, net	128	288	556	812
Provision for (benefit from) income taxes	116	568	166	(874)
Depreciation and amortization	579	768	2,030	2,397
EBITDA	162	401	(6,316)	(3,401)
Gain on legal settlement, net	(952)	-	(91)	-
Loss on impairment	-	-	4,302	5,464
Impact of the change in contingent consideration	-	-	-	(1,200)
Restructuring charges	185	740	195	742
Stock-based compensation expense	33	114	357	1,150
(Gain) loss on derivative instruments, net	(31)	61	(35)	69
Acquisition-related expenses	3	116	191	744
Adjusted EBITDA	$(600)	$1,432	$(1,397)	$3,568

Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Share Reconciliation

References to Adjusted Net (Loss) Income excludes the impact of provision for legal settlement, loss on impairment, impact of the change in fair value of contingent consideration, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments, acquisition-related expenses and amortization of intangible assets related to acquisitions, net of income tax expense impact of adjustments. Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Share (adjusted EPS) are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes adjusted net (loss) income and adjusted (loss) earnings per share, in addition to other GAAP measures, are useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period, such as stock-based compensation expense. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP adjusted net (loss) income and adjusted (loss) earnings per share to GAAP net loss, the most directly comparable GAAP financial measure, is as follows:

(in thousands)	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net loss	$(661)	$(1,223)	$(9,068)	$(5,736)
Gain on legal settlement, net	(952)	-	(91)	-
Loss on impairment	-	-	4,302	5,464
Impact of the change in fair value of contingent consideration	-	-	-	(1,200)
Restructuring charges	185	740	195	742
Stock-based compensation expense	33	114	357	1,150
(Gain) loss on derivative instruments, net	(31)	61	(35)	69
Acquisition-related expense	3	116	191	744
Amortization of intangible assets related to acquisitions	414	596	1,528	1,804
Income tax expense impact of adjustments	-	186	-	(1,761)
Adjusted net (loss) income	$(1,009)	$590	$(2,621)	$1,276

Adjusted (loss) earnings per common share – basic and diluted	$(0.05)	$0.03	$(0.13)	$0.06

Weighted average shares outstanding used to compute adjusted net (loss) earnings per share - basic and diluted(1)	20,563,452	20,586,145	20,438,571	20,418,960

(1) During the three and nine months ended September 30, 2020, we reported a GAAP net loss and an adjusted net loss. Accordingly there were 66,261 and 12,172 dilutive shares from RSUs that were excluded from the adjusted net loss per common share.

(1) During the three and nine months ended September 30, 2019, we reported a GAAP net loss and an adjusted net income. Accordingly there were 578,676 and 397,131 dilutive shares from RSUs included in the adjusted earnings per share calculation that were considered anti-dilutive when calculating the net loss per share.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required of a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report and our annual report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective; we are currently in remediation of our internal controls to address the following material weaknesses identified in our Form 10-K for the year ended December 31, 2019:

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

Management realizes that two material weaknesses in our internal controls surrounding the evaluation of significant or unusual transactions and financial reporting close process are serious matters and require thoughtful responses. To address the control environment surrounding the evaluation of significant or unusual transactions and application of guidance, management has focused on: (i) hiring a dedicated technical accountant and making other changes in its financial reporting function and (ii) revision of key controls in the identification, precision review and application of generally accepted accounting principles accepted in the U.S. for unusual and infrequent transactions. Management has advanced its hiring plan for accounting roles to better support a remediated controls environment. Key to this plan are management level employees, including a permanent Controller with a background in remediating control environments and a permanent SEC and technical accounting reporting manager.

To address the control environment surrounding the financial reporting process, management has implemented measures focusing on four key areas: (i) hiring of full time accounting personnel; (ii) shortening the close process; (iii) implementing new revenue process tools and controls; and (iv) expanding our mitigating controls. Management has implemented redesigned processes for its monthly flux reviews to evaluate differences at a more granular level, to identify and prevent errors in the financial close process. Management has implemented new processes and tools to facilitate the execution of updated controls and standardize their application. In addition to addressing accounting resource turnover, management added additional accounting roles to provide adequate support for timely performance of all internal controls within accounting that support the close and consolidation process as a part of external financial reporting. Furthermore, management has realigned its accounting resources and deployed new tools to optimize workflows and has started to shorten the close cycle by entity. By shortening the close cycle, the accounting team has additional time to engage with project managers and to obtain detailed information on the accuracy of revenue, its recognition and cost of revenue charges in the period. By focusing heavily on the month-end balance sheet and income statement review at a lower threshold, management believes errors are more likely to be found prior to SEC reporting periods and corrected internally. With the additional staff resources, the accounting team will have increased time to spend performing analytics and using newly implemented tools to review new revenue contracts and document control activities as necessary to identify errors in our financial statements. Additionally, management has dedicated resources to expand the accounting system by investing in additional analytical tools to augment the data produced by the company’s accounting system to increase the ease of reviewing financial data.

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

On March 29, 2019, a former employee of Absolute Consulting, Inc., filed a putative class action against Absolute and the Company, Joyce v. Absolute Consulting Inc., case number 1:19 cv 00868 RDB, in the United States District Court for the District of Maryland. The lawsuit alleged that the plaintiff and certain other employees were not properly compensated for overtime hours worked. The Company was subsequently dismissed from the case, leaving Absolute as the sole defendant.

On August 17, 2020, Absolute entered into a Settlement Agreement with the plaintiff, pending ratification by the Court, with an anticipated probable conclusion in exchange for Absolute’s payment of a settlement amount, including legal fees, of $861 thousand. The Company provisioned for this amount in its quarterly financial statements for the period ended June 30, 2020 within selling, general and administrative expenses; certain terms of the settlement agreement would require Absolute to pay up to an additional $0.6 million in additional claims that may be asserted, for a total potential liability not to exceed $1.5 million. On September 8, 2020, the Settlement Agreement between Absolute and the plaintiff was ratified by the Court and the case was dismissed, although the parties remain bound by terms of the settlement agreement. Because the process of notifying potential class members is currently ongoing, as of September 30, 2020, and as of the date the financial statements were available or issuance, the Company has not been notified of any other claims and has recorded no additional settlement expense during the three months ended September 30, 2020. Potential class members have until November 22, 2020 to join the case.

On September 29, 2020, the Company received $952 thousand from a general escrow account, originally set up as part of the Company’s purchase of Absolute during fiscal 2017. The Company presented the provision for loss on legal settlement and income for receipt of funds from the escrow as a net reduction of selling, general and administrative expenses of $91 thousand for the three and nine months ended September 30, 2020.

Per ASC 450 Accounting for Contingencies, the Company reviews potential items and areas where a loss contingency could arise. In the opinion of management, we are not a party to any legal proceeding, the outcome of which, in management's opinion, individually or in the aggregate, would have a material effect on our consolidated results of operations, financial position or cash flows, other than as noted above. We expense legal defense costs as incurred.

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

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic, and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. This highly contagious disease spread to most of the countries in the world and throughout the United States, during the first half of fiscal 2020, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets and potentially leading to a world-wide economic downturn.

The COVID-19 pandemic has caused a disruption of the normal operations of many businesses, including the temporary closure and/or scale-back of business operations, the imposition of either quarantine or remote work for employees, either by government order or on a voluntary basis. The pandemic has adversely affected our customers’ operations, our employees and their productivity. The COVID-19 pandemic may also impact the ability of our subcontractors, partners and suppliers to operate and fulfill their contractual obligations and result in an increase in costs, delays and or disruptions in our ability to satisfy contract obligations. The supply chain effects, the direct effect of the virus and the disruption on our employees and operations, has negatively impacted our ability to meet customer demands, our revenue and our profit margins.

Our employees, in many cases, continue to work remotely and utilize various technologies to perform their functions. We have experienced delays or changes in customer demand, particularly due to customer funding priorities, and the necessity for our employees to socially distance. Businesses in the United States have instituted social distancing policies as a response to the COVID-19 pandemic, including the closure of offices and worksites and have deferred planned business activities. Our Performance segment, which was classified as essential, continued work during the first half of fiscal 2020, mostly continue without pause. Regarding our NITC business segment, as our employees are required to be on-site, the COVID-19 pandemic has caused delays in commencing new contracts and or delays in new orders, as the outbreak of the infectious disease has prevented our workers from being deployed to the applicable customer site. Ongoing requirements to socially distance will continue to disrupt our NITC service offerings, interrupt performance of our NITC contracts and negatively impact our business, financial condition and results of operations.

Additionally, the disruption and volatility in the global and domestic capital markets may increase our cost of capital and limit our ability to access new capital markets. Both the health and economic aspects of the COVID-19 pandemics are highly fluid, and the future impact is still uncertain. For these reasons and additional protective or preventative measures that may develop, we may continue to experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

If we cannot comply with the financial or other restrictive covenants in our credit agreement, or obtain additional waivers or other relief from our lender, we may cause an event of default to occur, which could result in loss of our sources of liquidity and acceleration of our debt.

To fund our recent acquisitions, we borrowed under a delayed-draw term loan facility, which we fully paid off during the three months ended September 30, 2020. As of the period end, we had outstanding $3.5 million on our revolving line of credit (“RLOC”). Our ability to generate sufficient cash flow from operations to make payments on the RLOC will depend on a range of economic, competitive and business factors, some of which are outside our control. If we are unable to meet our minimum payments, we may need to refinance or restructure the RLOC before its stated maturity date. This may include selling assets, paying down the outstanding balance on the RLOC and/or raise equity. We may not be able to refinance or restructure the RLOC, sell assets or raise equity, in each case on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to repay the RLOC or restructure the outstanding balance on commercially reasonable terms could have a material adverse effect on our business, financial condition, results of operations and cash flows. The credit agreement also contains financial and other restrictive covenant, and our ability to comply with the covenants in our credit agreement will depend upon our future performance and various other factors, some of which are beyond our control. We may not be able to maintain compliance with our debt covenants. In that event, we would need to seek an amendment to our credit agreement, a waiver from our lender, utilize cash to pay down outstanding debt and/or refinance or restructure our debt. There can be no assurance that we could obtain future amendments or waivers of our credit agreement. Our failure to maintain compliance with the covenants under our credit agreement could result in an event of default, subject to applicable notice and cure provisions. Upon the occurrence of an event of default under our credit agreement, our lender could elect to declare all amounts outstanding thereunder to be immediately due and payable, terminate all commitments to extend further credit and cease making further loans. If we were unable to repay all outstanding amounts in full, our lender could exercise various remedies including instituting foreclosure proceedings against our assets pledged to them as collateral to secure that debt (see Note 10).

We have incurred indebtedness under the CARES Act, which will be subject to review, may not be forgiven in whole or in part and may eventually have to be repaid.

We received funds under the Paycheck Protection Program on April 24, 2020, in the amount of $10 million, serviced by Citizens Bank. The application for these funds requires us to, in good faith, certify that the current economic uncertainty made the loan request necessary to support our ongoing operations. This certification further requires the Company to consider our current business activity and our ability to access other sources of liquidity, sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan, and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

We used the proceeds from the PPP for eligible payroll costs (as defined in the CARES Act), covered rent, covered utility payments and certain other expenditures that, while permitted, may not result in full forgiveness of the loan. Following recent amendments to the PPP, after an eight- or twenty-four-week period starting with the disbursement of the loan proceeds, the Company may apply for forgiveness of some or all of the loan. Certain reductions in the Company’s payroll costs or full-time equivalent employees (when compared against the applicable measurement period) may reduce the amount of the Loan eligible for forgiveness.
The U.S. Department of the Treasury (the "Treasury") and the U.S. Small Business Administration (the "SBA") have announced that they will review all PPP Loans equal to or greater than $2.0 million. The PPP has been amended twice, with the latest amendment significantly altering the timeline associated with the PPP spending and loan forgiveness. While the Company believes that it acted in good faith and has complied with all requirements to obtain forgiveness of the PPP Loan, if the SBA determines that the Company’s loan application was not made in good faith or that the we did not otherwise meet the eligibility requirements of the PPP, we may not receive forgiveness of the loan (in whole or in part), and we could be required to return the loan or a portion thereof. Further, there is no guarantee that we will receive forgiveness for any portion of the loan and forgiveness will be subject to review by our Bank based upon information and documentation that we submit, as required by SBA and the lender.

A failure to obtain forgiveness of the PPP Loan will adversely impact our loan covenants under our senior credit facility. Per the Eighth Amendment (See Note 10), if we determine that $1 million or more of the original $10 million of the PPP Loan will not be forgiven by our Bank, this amount will be used in the calculation of our debt covenants. In the event of a violation of our debt covenants, we may need to seek an amendment to our credit agreement, a waiver from our lender, utilize cash to repay the PPP Loan and/or refinance or restructure our outstanding debt.There can be no assurance that we could obtain future amendments or waivers of our credit agreement, or refinance or restructure our debt, in each case on commercially reasonably terms or at all.

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

Substantial doubt has been raised in our ability to continue as going concern due to the economic slowdown caused the global COVID 19 pandemic and continued deterioration of business could have an adverse effect.

The global COVID-19 pandemic has continued to have a negative impact on our financial position and results of operations during the quarter ended September 30, 2020. We have experienced cancelled and delayed orders, canceled or paused projects, disruption of our business due to worker illness or mandated shutdowns and thus challenges to our ability to maintain compliance with loan covenants. The deterioration of our business due to the COVID-19 pandemic made us miss our minimum Adjusted EBITDA covenants, during the second quarter of fiscal 2020. As such, we agreed to repay $10 million to the Bank during the third quarter of fiscal 2020 and are now subject to minimum liquidity testing and other debt covenants (see Note 10).
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

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2020 or at December 31, 2019 due to the existence of two material weaknesses in internal control over financial reporting surrounding the evaluation of significant or unusual transactions and certain controls within the  financial reporting close process. Management realizes that two material weaknesses in our internal controls are serious matters and require thoughtful responses. We developed and implemented a remediation plan to address the identified material weakness as follows: (i) hiring of dedicated staffing, (ii) revision of controls to improve review of complex transactions and application of guidance, (iii) shortening the close process, (iv) new revenue process tools and controls and (v) and expanding our mitigating controls.

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

A disruption, failure or breach of our networks or systems, including cyber-attacks, could harm our business.

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

10.1
Eight Amendment and Reaffirmation Agreement,  dated as of June 29, 2020, by and among GSE Systems, Inc., GSE Performance Solutions, Inc., GSE True North Consulting, LLC, Hyperspring, LLC, Absolute Consulting, Inc., DP Engineering, LLC, and Citizens Bank National Association. Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on September 3, 2020.

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

Date: November 16, 2020
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)