Form 10-Q
period 2021-03-31
GSE SYSTEMS INC
filed 2021-05-17
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)

6940 Columbia Gateway Dr., Suite 470, Columbia MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 970-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 20,637,447 shares of common stock, with a par value of $0.01 per share outstanding as of April 30, 2021.

GSE SYSTEMS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,749	$6,702
Contract receivables, net	11,749	10,494
Prepaid expenses and other current assets	1,478	1,554
Total current assets	16,976	18,750

Equipment, software and leasehold improvements, net	694	616
Software development costs, net	605	630
Goodwill	13,339	13,339
Intangible assets, net	3,893	4,234
Operating lease right-of-use assets, net	1,413	1,562
Other assets	59	59
Total assets	$36,979	$39,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,506	$3,006
PPP Loan, current portion	8,832	5,034
Accounts payable	739	570
Accrued expenses	1,462	1,297
Accrued compensation	2,257	1,505
Billings in excess of revenue earned	4,947	5,285
Accrued warranty	587	665
Income taxes payable	1,549	1,621
Other current liabilities	1,596	2,498
Total current liabilities	24,475	21,481

PPP Loan, noncurrent portion	1,260	5,034
Operating lease liabilities noncurrent	1,565	1,831
Other noncurrent liabilities	263	339
Total liabilities	27,563	28,685

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 22,233,283 and 22,192,569 shares issued, 20,634,372 and 20,593,658 shares outstanding, respectively	222	222
Additional paid-in capital	79,697	79,687
Accumulated deficit	(67,396)	(65,191)
Accumulated other comprehensive loss	(108)	(1,214)
Treasury stock at cost, 1,598,911 shares	(2,999)	(2,999)
Total stockholders’ equity	9,416	10,505
Total liabilities and stockholders’ equity	$36,979	$39,190

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020

Revenue	$13,104	$17,705
Cost of revenue	10,176	13,590
Gross profit	2,928	4,115
Operating expenses:
Selling, general and administrative	3,734	4,948
Research and development	157	210
Restructuring charges	808	10
Loss on impairment	-	4,302
Depreciation	76	108
Amortization of definite-lived intangible assets	340	670
Total operating expenses	5,115	10,248
Operating loss	(2,187)	(6,133)
Interest expense, net	(54)	(241)
Gain (loss) on derivative instruments, net	-	(43)
Other income, net	1	29
Loss before income taxes	(2,240)	(6,388)
Provision for income taxes	(35)	(130)
Net loss	$(2,205)	$(6,258)
Net loss per common share - basic and diluted	$(0.11)	$(0.31)
Weighted average shares outstanding used to compute net loss per share - basic and diluted	20,628,669	20,342,933

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Net loss	$(2,205)	$(6,258)
Cumulative translation adjustment	1,106	(186)
Comprehensive loss	$(1,099)	$(6,444)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount

Balance, January 1, 2021	22,193	$222	$79,687	$(65,191)	$(1,214)	(1,599)	$(2,999)	$10,505
Stock-based compensation expense	-	-	38	-	-	-	-	38
Common stock issued for RSUs vested	41	-	-	-	-	-	-	-
Shares withheld to pay taxes	-	-	(28)	-	-	-	-	(28)
Foreign currency translation adjustment	-	-	-	-	1,106	-	-	1,106
Net loss	-	-	-	(2,205)	-	-	-	(2,205)
Balance, March 31, 2021	22,234	$222	$79,697	$(67,396)	$(108)	(1,599)	$(2,999)	$9,416

Balance, January 1, 2020	21,839	$218	$79,400	$(54,654)	$(1,846)	(1,599)	$(2,999)	$20,119
Stock-based compensation expense	-	-	147	-	-	-	-	147
Common stock issued for RSUs vested	140	1	(1)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(51)	-	-	-	-	(51)
Foreign currency translation adjustment	-	-	-	-	(186)	-	-	(186)
Net loss	-	-	-	(6,258)	-	-	-	(6,258)
Balance, March 31, 2020	21,979	$219	$79,495	$(60,912)	$(2,032)	(1,599)	$(2,999)	$13,771

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(2,205)	$(6,258)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on impairment	-	4,302
Depreciation	76	108
Amortization of intangible assets	340	670
Amortization of capitalized software development costs	97	75
Amortization of deferred financing costs	3	-
Stock-based compensation expense	38	147
Bad debt expense	4	93
(Gain) loss on derivative instruments, net	-	43
Deferred income taxes	-	57
Changes in assets and liabilities:
Contract receivables, net	(1,259)	3,453
Prepaid expenses and other assets	(1,737)	525
Accounts payable, accrued compensation and accrued expenses	1,111	(121)
Billings in excess of revenue earned	(340)	(1,220)
Accrued warranty	(156)	(26)
Other liabilities	2,070	(207)
Net cash (used in) provided by operating activities	(1,958)	1,641

Cash flows from investing activities:
Capital expenditures	(153)	(1)
Capitalized software development costs	(72)	(61)
Net cash used in investing activities	(225)	(62)

Cash flows from financing activities:
Proceeds from line of credit	-	3,500
Repayment of line of credit	(500)	-
Payment of insurance premium	(203)	-
Repayment of long-term debt	-	(5,162)
Shares withheld to pay taxes	(28)	(51)
Net cash used in financing activities	(731)	(1,713)
Effect of exchange rate changes on cash	(39)	(197)
Net decrease in cash and cash equivalents	(2,953)	(331)
Cash, cash equivalents at beginning of the period	6,702	11,691
Cash and cash equivalents at the end of the period	$3,749	$11,360

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

GSE Systems, Inc. is a leading provider of professional and technical engineering, staffing services and simulation software to clients in the power and process industries. References in this report to “GSE” or “we” or “our” or “the Company” are to GSE Systems, Inc. and our subsidiaries, collectively.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet data for the year ended December 31, 2020 was derived from our audited financial statements, but it does not include all disclosures required by U.S. GAAP.

The results of operations for interim periods are not necessarily an indication of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission on April 13, 2021.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to revenue recognition on contracts with customers, product warranties, valuation of goodwill and intangible assets acquired including the determination of fair value in impairment tests, valuation of long-lived assets to be disposed of, valuation of stock-based compensation awards, and the recoverability of deferred tax assets. Actual results of these and other items not listed could differ from these estimates and those differences could be material.

COVID-19

GSE employees began working remotely during the first quarter of 2020 due to the COVID-19 pandemic and will continue to do so when practical and as mandated by local, state and federal directives and regulations. Employees almost entirely work from home within our Performance Improvement Solutions (“Performance”) segment, except when required to be at the client site for essential project work. Our Performance contracts, which are considered an essential service, are permitted to and mostly continue without pause; however, we have experienced certain delays in new business. For our staff augmentation business, we have seen certain contracts for our Nuclear Industry Training and Consulting (“NITC” or “workforce solutions”) customers paused or delayed as clients reduce their own on-premise workforces to the minimum operating levels in response to the pandemic; as a result, our NITC segment has experienced a decline in its billable employee base since the start of the pandemic. Although we cannot fully estimate the length or gravity of the impact of the COVID-19 pandemic to our business at this time, we have experienced delays in commencing new projects and thus our ability to recognize revenue has been delayed for some contracts. Reductions in orders and other negative changes to orders experienced at the beginning of the pandemic have started to reverse in Q1 2021. We continue to closely monitor our operating expenses as a result of contract delays and have made adjustments to keep our gross profit at a sustainable level.

Going Concern

In 2020 we had several projects (primarily in our NITC business segment) delayed and new orders postponed because of the COVID-19 pandemic. We amended our credit facility with Citizens Bank, N.A. (“the Bank”) in 2020 based upon expected covenant violations and have been required to curtail term debt in exchange for revised financial covenants. Scheduled term loan repayments and agreed upon curtailment required us to use $18.5 million in available cash to pay-off our term debt in 2020. We signed a Ninth Amendment and Reaffirmation Agreement (the “Ninth Amendment”) with the Bank on March 29, 2021 to waive the fixed charge coverage ratio and leverage ratio for the quarters ending March 31 and June 30, 2021, and to adjust the thresholds for future covenants to ease the risk of non-compliance experienced in previous quarters (See Note 10). Our working capital position on March 31, 2021 was a deficit of $7.5 million. This working capital deficit was primarily due to the $8.8 million of current maturities on our PPP loan at March 31, 2021. We expect the PPP loan will be forgiven and have not received any indications to the contrary (See Note 4). If the PPP loan is not forgiven, in part or in whole, we will work with our bank to extend repayment terms as permitted to mitigate the impact on our cashflows. However, if unforgiven and unamended, our PPP loan would be due on April 23, 2022, in part or in whole, and may stress our free cash flow and the business to a degree that may cause our covenants to fail.

The COVID-19 macroeconomic environment is considered fluid and although recovery is anticipated to steadily occur over the next 12 months, a further decline will stress our ability to meet covenant requirements. Further continuance of delays in commencing work on outstanding orders or a continued loss of orders, and further disruption of our business because of worker illness or mandated shutdowns may also exacerbate the situation. Jurisdictions where our businesses operate across the country are pushing toward re-opening places of business and government support, through the American Rescue Plan Act of 2021, will continue to support the broader economy. However, the timing of these elements taking place are not predictable and may not serve to mitigate our situation or improve our specific company's health. Following the Ninth Amendment, our new covenant compliance remains dependent on meeting future projections, which are subject to the variability and unknown speed and extent of post-COVID-19 recovery.

We became eligible for the Employee Retention Credit for the first quarter of 2021 and have applied for a refund of $2.4 million dollars in April 2021. We believe we are eligible to receive the employee retention credit in the second quarter of 2021 and are currently reducing our payroll taxes as permitted under the Coronavirus Aid, Relief and Economic Security Act (See Note 17).

The Company’s management continues to explore raising capital through its access to the public markets or entering into alternative finance arrangements. Continued negative trends in operating results could be mitigated through various cost cutting measures including adjustments to headcount or compensation, vendor augmentation or delay of investment initiatives in the Company’s corporate office.

These actions, which are further supported by positively trending macroeconomic conditions, and the potential of recovery of business and orders may ease the risk of further bank covenant violations. However, when considering the unpredictability of the above, there continues to be substantial doubt the Company will continue as a going concern.

Note 2 - Recent Accounting Pronouncements

Accounting pronouncements recently adopted

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities, Investments – Equity Method and Joint Ventures, and Derivatives and Hedging, which provides clarity for companies that hold equity securities at cost to first update the fair value of an investment, immediately prior to applying the Equity Method of Accounting; or clarity for companies that enter into forward contracts to purchase additional shares of an equity security that would then require the investee to account for the investment via the Equity Method. This ASU is applicable for public companies starting with fiscal years beginning after December 31, 2020 and interim periods within those fiscal years. The Company adopted ASU 2020-01 on January 1, 2021. This standard did not have a significant impact to our consolidated financial statements since the Company does not currently hold any investments at cost.

In September 2020, the FASB issued ASU 2020-10, Codification Improvements, which is part of an ongoing attempt to improve the consistency of the codification. Previously the option to disclose information in the footnotes to the financial statements was in one of two sections: Disclosure Section (Section 50) or Other Presentation Matters (Section 45). ASU 2020-10 conforms the disclosure requirements into Section 50 and provides additional information on specific guidance that was previously unclear or not included in the codification. This ASU is applicable for public companies starting with fiscal years beginning after December 15, 2020, with early adoption available for interim and annual financial statements not already filed and using the retrospective approach. however, the FASB does not believe that this should change any of the current reporting or disclosure requirements. The Company adopted ASU 2020-10 on January 1, 2021. The adoption of this standard did not have a material impact to our consolidated financial statements.

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

Note 3 - Basic and Diluted Loss per Share

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

The weighted average number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three months ended March 31,
	2021	2020
Numerator:
Net (loss) income attributed to common stockholders	$(2,205)	$(6,258)
Denominator:
Weighted-average shares outstanding for basic earnings per share	20,628,669	20,342,933
Effect of dilutive securities:
Employee stock options and warrants	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	20,628,669	20,342,933
Shares related to dilutive securities excluded because inclusion would be anti-dilutive	43,937	59,421

Note 4 - Paycheck Protection Program Loan

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

The SBA has stated that PPP loans above $2 million will be subject to audit for appropriate usage of the funds and confirmation of loan forgiveness. GSE has stated, as part of the initial application, that the receipt of such funds were required in order to maintain its employees during the pandemic, and GSE was confident in its ability to report on the proper use the funds and obtain full forgiveness. GSE has also prepared and performed extensive review in its submission of the mandated Form 3590 – PPP Loan Necessity Questionnaire and remains confident to that end.

The terms of the loan are as follows: The July 5 legislation provides for an automatic 10 month deferment, after the coverage period, on the first payment, placing it on August 9, 2021. Subsequent payments, in accordance with our loan documentation, will occur monthly in equal monthly proportions, beginning with the first full month following the deferment period and will be comprised of principal and interest, with the loan fully due on April 23, 2022. Although the first payment is not required until September 2021, the loan balance accrues at an interest rate of 1% from April 23, 2020. If the loan is forgiven, the related interest incurred is also forgiven.

We realized all possible PPP Loan (“PPP Loan” or “Loan”) forgiveness expenses through the 24 week coverage period during the 2020 fiscal year. We have applied for forgiveness in Q1 of 2021, with expected response in Q2 of 2021. Any balance unforgiven by the SBA and accruing 1% interest since inception will be payable starting on the date instructed by the SBA and in equal monthly payments with the final balance due by April 23, 2022. Loan forgiveness is achieved by applying for forgiveness with the Company’s lender, the Bank, with expenses eligible for forgiveness as incurred and receiving final clearance from the SBA. The Bank has successfully completed their review and provided the loan forgiveness application and support to the SBA on February 26, 2021 for their process to begin, legislated to take no more than an additional 90 days. Upon receipt of the funds, a Loan Payable – PPP balance of $10 million was recorded and related interest expense is being accrued. As of December 31, 2020, GSE reported half of the loan balance and accrued interest as a short term payable.

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

As of March 31, 2021, we had $10 million of outstanding PPP Loan and accrued interest of $93 thousand as debt, which we classified $8.8 million as current and $1.3 million as noncurrent in our consolidated balance sheets. We recorded $25 thousand of interest expense during the three months ended March 31, 2021.

As of March 31, 2021, the Company was in full compliance with respect to the PPP Loan and believes the eligible expenses accumulated during the coverage period satisfy forgiveness criteria.

Note 5 - Contract Receivables

Contract receivables represent our unconditional rights to consideration due from our domestic and international customers. We expect to collect all contract receivables within the next twelve months.

The components of contract receivables were as follows:

(in thousands)	March 31, 2021	December 31, 2020

Billed receivables	$5,202	$5,694
Unbilled receivable	6,906	5,160
Allowance for doubtful accounts	(359)	(360)
Total contract receivables, net	$11,749	$10,494

Management reviews collectability of receivables periodically and records an allowance for doubtful accounts to reduce the Company’s receivables to their net realizable value when management determines it is probable that we will not be  able to collect all amounts due from customers. The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, specific identification and review of customer accounts.

During the three months ended March 31, 2021 and 2020, we recorded bad debt expense of $4 thousand and $93 thousand, respectively.

During the month of April 2021, we invoiced $2.0 million of the unbilled amounts as of the three months ended March 31, 2021.

As of March 31, 2021 and December 31, 2020 , we had no customer that accounted over 10% of our consolidated contract receivables.

Note 6 - Goodwill and Intangible Assets

During the three months ended March 31, 2020, we determined that the impact of the COVID-19 pandemic on the Company’s operations was an indicator of a triggering event that could result in potential impairment of goodwill. As such we performed a Step 1 goodwill analysis whereby, we compared the fair value of each reporting unit to its respective carrying value. Based upon this analysis, we determined the fair value of goodwill at the reporting unit levels exceeded the carrying value and thus there was no impairment for the period ended March 31, 2020. The Step 1 analysis was updated as of December 31, 2020 for our annual impairment test and did not identify any impairment of goodwill as of such date.

Our goodwill impairment analysis includes the use of a discounted cash flow model that requires management to make assumptions regarding estimates of growth rates used to forecast revenue, operating margin and terminal value as well as determining the appropriate risk-adjusted discount rates and other factors that impact fair value determinations.

Due to the impact of the COVID-19 pandemic, definite-lived intangible assets were reviewed for impairment. The undiscounted cash flows evidenced impairment for the DP Engineering asset group. As such, we used a discounted cash flow model to determine the fair value of the DP Engineering asset group and recorded an impairment charge of $4.3 million for the period ended March 31, 2020.

The Company’s intangible assets impairment analysis includes the use of undiscounted cash flow and discounted cash flow models that requires management to make assumptions regarding estimates of growth rates used to forecast revenue, operating margin and terminal value as well as determining the appropriate risk adjusted discount rates and other factors that impact fair value determinations.

Management concluded that there were no triggering events that occurred during the three months ended March 31, 2021.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangible assets:

(in thousands)	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$8,628	$(5,772)	$2,856
Trade names	1,689	(1,042)	647
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreement	527	(360)	167
Alliance agreement	527	(304)	223
Others	167	(167)	-
Total	$12,442	$(8,549)	$3,893

(in thousands)	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impact of Impairment	Net
Amortized intangible assets:
Customer relationships	$11,730	$(5,504)	$(3,102)	$3,124
Trade names	2,467	(1,020)	(778)	669
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	949	(336)	(422)	191
Alliance agreement	527	(277)	-	250
Others	167	(167)	-	-
Total	$16,744	$(8,208)	$(4,302)	$4,234

Amortization expense related to definite-lived intangible assets totaled $0.3 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years and thereafter:

(in thousands)
Years ended December 31:
2021	$874
2022	910
2023	640
2024	435
2025	334
Thereafter	700
Total	$3,893

Note 7 -  Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements, net consist of the following:

(in thousands)
	March 31, 2021	December 31, 2020
Computer and equipment	$2,233	$2,229
Software	1,845	1,695
Leasehold improvements	659	660
Furniture and fixtures	848	848
	5,585	5,432
Accumulated depreciation	(4,891)	(4,816)
Equipment, software and leasehold improvements, net	$694	$616

Depreciation expense was $76 thousand and $108 thousand for the three months ended March 31, 2021 and 2020, respectively. Capitalization of internal-use software cost of $150 thousand was recorded in software for the three months ended March 31, 2021.

Note 8 - Fair Value of Financial Instruments

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

As of March 31, 2021 and December 31, 2020, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

For the three months ended March 31, 2021, we did not have any transfers into or out of Level 3.

The following table presents assets measured at fair value at March 31, 2021:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$15	$-	$-	$15
Total assets	15	-	-	15

The following table presents assets and liabilities measured at fair value at December 31, 2020:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$435	$-	$-	$435
Total assets	$435	$-	$-	$435

Note 9 - Stock-Based Compensation

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

During the three months ended March 31, 2021 and 2020, the Company recognized $38 thousand and $147 thousand, respectively, of stock-based compensation expense under the fair value method.

During the three months ended March 31, 2021, we did not grant RSUs to employees.

During three months ended March 31, 2020, we granted approximately 30,000 time-vesting RSUs to employees with an aggregate fair value of approximately $43 thousand. A portion of the time-vesting RSUs vest quarterly in equal amounts over the course of eight quarters, and the remainder vest annually in equal amounts over the course of one to three years. The fair value of the time-vesting RSUs is expensed ratably over the requisite service period, which ranges from one year to three years.

During the three months ended March 31, 2020, we granted approximately 510,000 performance-based RSUs to key employees with an aggregate fair-value of $600 thousand. These awards vest over three years based upon achieving certain financial metrics achieved during fiscal 2022 for revenue and Adjusted EBITDA.

We did not grant stock options for the three months ended March 31, 2021 or 2020.

Note 10 - Debt

On December 29, 2016, we entered a 3-year $5.0 million revolving line of credit facility with the Bank to fund general working capital needs and acquisitions. On May 11, 2018, we entered into the Amended and Restated Credit and Security Agreement (the “Credit Agreement” or the “Credit Facility”) to (a) expand the $5.0 million revolving line of credit (the “RLOC”) to include a letter of credit sub-facility and not be subject to a borrowing base and (b) to add a $25 million term loan facility, available to finance permitted acquisitions over the following 18 months. The credit facility was subject to certain financial covenants and reporting requirements  and was scheduled to mature in five years on May 11, 2023 and accrued interest at the one-month USD LIBOR, plus a margin that varies depending on our overall leverage ratio. The RLOC had required monthly payments of only interest, with principal due at maturity, while our term loan draws required monthly payments of principal and interest based on an amortization schedule. Our obligations under the Credit Agreement are guaranteed by our wholly owned subsidiaries; Hyperspring, Absolute, True North, DP Engineering and by any future material domestic subsidiaries (collectively, “the Guarantors”).

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

On August 28, 2020, we signed the Eighth Amendment and Reaffirmation Agreement, “the Eighth Amendment”, with an effective date of June 29, 2020, due to violating our minimum Adjusted EBITDA covenant during the three months ended June 30, 2020. As part of the amendment, we agreed to pay $10 million to the Bank during the three months ended September 30, 2020, of which $0.7 million was paid to reduce our RLOC. We paid $9.1 million of our long-term debt and paid out $0.2 million for the unwinding of the interest rate swap agreement during the quarter. We incurred $10 thousand in additional debt issuance costs related to the amendment, which we expensed along with a $70 thousand previously deferred debt issuance cost during the year ended December 30, 2020.

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

On March 29, 2021, due to a projected violation of Q1 2021 leverage ratio, we signed the Ninth Amendment and Reaffirmation Agreement with an effective date of March 29, 2021, with our bank to waive the fixed charge coverage ratio and leverage ratio for the quarters ending March 31 and June 30, 2021, and we agreed, for each quarter hereafter, fixed charge coverage ratio shall not be less than 1.10 to 1.00. In addition, we agreed to not exceed a maximum leverage ratio and starting on September 30, 2021 as follows: (i) 3.25 to 1.00 for the period ending September 30, 2021; (ii) 3.00 to 1.00 for the period ending on December 31, 2021, (iii) 2.75 to 1.00 for the period ending March 31, 2022; (iv) 2.50 to 1.00 for the period ending June 30, 2022 and (v) 2.00 to 1.00 for the periods ending September 30, 2022 and each December 31st, March 31st, June 30th and September 30th thereafter. We are also required to maintain a minimum of $2.5 million in aggregate USA liquidity. As part of the amendment, we agreed, at closing, (i) to make a $0.5 million pay down of RLOC; (ii) RLOC commitment to be reduced to $4.25 million; and (iii) $0.5 million of RLOC will only be available for issuance of Letters of Credit. We also agreed to pay $0.5 million to reduce RLOC to $3.75 million by June 30, 2021 and to $3.5 million by September 30, 2021. Commencing December 31, 2021 and on the last day of each quarter, we will pay $75 thousand to reduce the RLOC. We incurred $25 thousand fees related to this amendment during the year ended December 31, 2020.

Revolving Line of Credit (“RLOC”)

During the three months ended March 31, 2021, we paid down $0.5 million on our RLOC as part of the Ninth Amendment as discussed above. As of March 31, 2021, we had outstanding borrowings of $2.5 million under the RLOC and three letters of credit totaling $933 thousand outstanding to certain of our customers. After consideration of letters of credit, the amount available under the RLOC was approximately $0.3 million with a $4.25 million total borrowing capacity as of March 31, 2021.

We intend to continue using the RLOC for short-term working capital needs and the issuance of letters of credit in connection with business operations provided, we remain in compliance with our covenants. As discussed above, we signed the Ninth Amendment on our credit facility as such our covenants have been waived through June 30, 2021. Letter of credit issuance fees range between 1.25% and 2.00% of the value of the letter of credit, depending on our overall leverage ratio. We pay an unused RLOC fee quarterly based on the average daily unused balance.

Paycheck Protection Program Loan

We applied for the PPP Loan with the Bank, which was approved by the bank and funded on April 23, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 23, 2022, and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for ten months after the last day of the covered period, August 9, 2021. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Payroll Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100% of the principal amount of the loan is guaranteed by the Small Business Administration and (3) an amount up to the full principal amount may qualify for loan forgiveness in accordance with the terms of CARES Act. We are not yet able to determine the amount that might be forgiven. As of March 31, 2021, the Company was in full compliance with respect to the PPP Loan and believes the eligible expenses accumulated during the coverage period satisfy forgiveness criteria. Forgiveness was applied for with the SBA, through our bank on February 26, 2021.

Note 11 - Product Warranty

We accrue for estimated warranty costs at the time the related revenue is recognized and based on historical experience and projected claims. Our System Design and Build contracts generally include a one-year base warranty on the systems. The portion of our warranty provision expected to be incurred within 12 months is classified as current within accrued warranty and totals $587 thousand, and the remaining $179 thousand is classified as long-term within other liabilities.

The activity in the accrued warranty accounts during the current period is as follows:

(in thousands)
Balance at January 1, 2021	$922
Current period provision	(119)
Current period claims	(36)
Currency adjustment	(1)
Balance at March 31, 2021	$766

Note 12 - Revenue

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. We primarily generate revenue through three distinct revenue streams: (1) System Design and Build (“SDB”), (2) Software and (3) Training and Consulting Services across our Performance and NITC (workforce solutions) segments. We recognize revenue from SDB and software contracts mainly through our Performance segment. We recognize training and consulting service contracts through both segments.

The following table represents a disaggregation of revenue by type of goods or services for the three months ended March 31, 2021 and 2020, along with the reportable segment for each category:

(in thousands)
	Three months ended
	March 31, 2021	March 31, 2020
Performance Improvement Solutions segment
System Design and Build	$1,862	$3,813
Point in time	-	-
Over time	1,862	3,813

Software and Support	813	910
Point in time	95	640
Over time	718	270

Training and Consulting Services	4,406	4,988
Point in time	68	29
Over time	4,338	4,959

Nuclear Industry Training and Consulting segment
Training and Consulting Services	6,023	7,994
Point in time	86	-
Over time	5,937	7,994

Total revenue	$13,104	$17,705

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

We recognize Training and Consulting Services revenue as services are provided, and we bill our customers for these services at fixed intervals (i.e., weekly, biweekly or monthly) based on contract terms.

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

The following table reflects the revenue recognized in the reporting periods that were included in contract liabilities from contracts with customers:

(in thousands)
	Three months ended
	March 31, 2021	March 31, 2020
Revenue recognized in the period from amounts included in Billings in Excess of Revenue Earned at the beginning of the period	$2,189	$3,762

Note 13 - Income Taxes

The following table shows the provision for (benefit from) income taxes and our effective tax rates:

(in thousands)	Three months ended
	March 31, 2021	March 31, 2020
Loss before income taxes	$(2,240)	$(6,388)
Provision for (benefit from) income taxes	(35)	(130)
Effective tax rate	1.6%	2.0%

Our income tax benefit for the interim periods presented is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax benefit for the three months ended March 31, 2021 and 2020 was comprised mainly of foreign and state tax benefit.

Our income effective tax rate was 1.6% and 2.0% for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the difference between our income tax benefit at an effective tax rate of 1.6% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, and discrete item adjustments for U.S. and foreign taxes. For the three months ended March 31, 2020, the difference between income tax benefit at an effective tax rate of 2.0% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. and China subsidiaries, and discrete item adjustments for U.S. and foreign taxes.

Because of our net operating loss carryforwards, we are subject to U.S. federal and state income tax examinations from the year 2000 and forward and are subject to foreign tax examinations by tax authorities for years 2015 and forward.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. The Company has an estimated $0.8 million of tax benefit that will be realized in the third quarter of 2021 upon the expiration of the statute of limitations of the tax year in which the uncertain tax position was taken.

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that it will continue to assess a full valuation allowance on our U.S., Chinese, and Slovakian net deferred assets as of March 31, 2021. We have determined that it is not more likely than not that the Company will realize the benefits of its deferred taxes in the U.S. and foreign jurisdictions.

Note 14 - Leases

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

Operating lease Right-of-Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU assets represent the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. Our real estate leases, which are comprised primarily of office spaces, represent most of our remaining lease liability. Most of our lease payments are fixed, although an immaterial portion of payments are variable in nature. These lease payments vary based on changes in facts and circumstances related to the use of the ROU asset and are recorded as incurred. We use an incremental borrowing rate based on rates available at commencement in determining the present value of future payments.

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

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets (in thousands):

		As of
Operating Leases	Classification	March 31, 2021	December 31, 2020

Leased Assets
Operating lease - right of use assets	Long term assets	$1,413	$1,562

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	1,121	1,138
Operating lease liabilities	Long term liabilities	1,565	1,831
		$2,686	$2,969

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

The table below summarizes lease income and expense recorded in the consolidated statements of operations incurred during three months ended March 31, 2021, (in thousands):

		Three months ended
Lease Cost	Classification	March 31, 2021	March 31, 2020

Operating lease cost (1)	Selling, general and administrative expenses	$192	$321
Short-term leases costs (2)	Selling, general and administrative expenses	16	1
Sublease income (3)	Selling, general and administrative expenses	(32)	(32)
Net lease cost		$176	$290

(1) Includes variable lease costs which are immaterial.
(2) Includes leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of two tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of March 31, 2021 are as follows (in thousands):

(in thousands)	Gross Future Minimum Lease Payments
2021 remainder	$941
2022	1,166
2023	631
2024	116
2025	3
Total lease payments	$2,857
Less: Interest	171
Present value of lease payments	$2,686

We calculated the weighted-average remaining lease term, presented in years below and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, we use the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	2.42	2.64
Weighted-average discount rate
Operating leases	5.00%	5.00%

The table below sets out the classification of lease payments in the consolidated statement of cash flows.

(in thousands)	Three months ended
Cash paid for amounts included in measurement of liabilities	March 31, 2021	March 31, 2020
Operating cash flows used in operating leases	$327	$339

Note 15 - Segment Information

We have two reportable business segments. The Performance Improvement Solutions segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve. Solutions include simulation for both training and engineering applications. Example engineering services include, but are not limited to, plant design verification and validation, thermal performance evaluation and optimization programs, and engineering programs for plants for ASME code and ASME Section XI. The Company provides these services across all market segments through our Performance, True North consulting, and DP Engineering subsidiaries. Example training applications include turnkey and custom training services. Contract terms are typically less than two years.

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

The Nuclear Industry Training and Consulting (workforce solutions) segment provides specialized workforce solutions primarily to the nuclear industry, working at clients’ facilities. This business is managed through our Hyperspring and Absolute subsidiaries. The business model, management focus, margins and other factors clearly separate this business line from the rest of the GSE product and service portfolio.

The following table summarizes the revenue and operating results attributable to our reportable segments and includes a reconciliation of segment revenue to consolidated revenue and segment loss to consolidated loss before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant.

(in thousands)	Three months ended
	March 31, 2021	March 31, 2020
Revenue:
Performance Improvement Solutions	$7,081	$9,711
Nuclear Industry Training and Consulting	6,023	7,994
Total revenue	$13,104	$17,705

Operating loss
Performance Improvement Solutions	$(1,403)	$(1,272)
Nuclear Industry Training and Consulting	(784)	(559)
Loss on impairment	-	(4,302)
Operating loss	(2,187)	(6,133)

Interest expense, net	(54)	(241)
Gain (loss) on derivative instruments, net	-	(43)
Other income, net	1	29
Loss before income taxes	$(2,240)	$(6,388)

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

On August 17, 2020, Absolute entered into a Settlement Agreement with the plaintiffs, with a maximum settlement amount of $1.5 million, which required Court approval. On September 8, 2020, the Settlement Agreement between Absolute and the plaintiffs was ratified by the Court, and the case was dismissed, although the parties remain bound by the terms of the settlement agreement. Following Court approval, Absolute made an initial payment toward the settlement amount, including legal fees, of $625 thousand. After the passing of an opt-in notice period expired, the final cost of settling this case, including plaintiff’s attorney fees was approximately $1.4 million. As of March 31, 2021, approximately $15 thousand of the outstanding liability remains to be paid and we are expecting this to occur as payment information is confirmed with the plaintiff’s attorneys over the next few quarters.

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

Note 17 - Subsequent Events

On April 14, 2021, Swedish Companies Registration Office (Bolagsverket) registered the closure of the GSE Power Systems AB liquidation.

We became eligible for the Employee Retention Credit for the first quarter of 2021 and have applied for a refund of $2.4 million in April 2021. We believe we are eligible to receive the employee retention credit in the second quarter of 2021 and are currently reducing our payroll taxes as permitted under the Coronavirus Aid, Relief and Economic Security Act.

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

Early in 2020 as the pandemic unfolded, the end markets that GSE serves, namely the power industries, delayed the essential services and dramatically cut back on non-essential services. Although this impacted GSE, as an essential services provider to an essential industrial base, GSE benefited from maintaining a baseline of business to continue and align itself to the realities of the pandemic. As GSE enters 2021, the effects of the pandemic are still impacting the end markets we serve, but those effects may be mitigated for a number of factors, including the following: the pandemic largely has had a targeted effect on the population; there now are a number of vaccines in the market being distributed and, despite logistical challenges, making solid progress for those in most need; the economy of the United States has not had as much disruption as was initially feared which has benefited our end markets; and most importantly the end markets of GSE seem poised to spend to catch up on essential services that had been delayed as a result of the pandemic. As GSE ended 2020 and began 2021, we have had a number of significant contract wins that have been publicly announced, which we hope is a harbinger of a more solid 2021 business environment.

On April 23, 2020, we received $10 million in funds under the Paycheck Protection Program, a part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan is serviced by Citizens Bank (the “Bank”), and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We used funds for payroll and related costs, rent and utilities. The receipt of these funds, and the forgiveness of the PPP Loan attendant to these funds, is dependent on our ability to adhere to the forgiveness criteria. The PPP Loan bears interest at a rate of 1% per annum and matures on April 23, 2022, with the first payment deferred until August 9, 2021. Under the terms of the PPP Loan, certain amounts may be forgiven if they are used in accordance with the CARES Act. As of the period end, we have maintained compliance with all of the requirements to obtain forgiveness of the full amount of the PPP Loan. We believe that our use of the proceeds and other conditions consistent with the requirements for forgiveness have been met but are unable to determine the amount that may be ultimately forgiven.

General Business Environment

We operate through two reportable business segments: Performance Improvement Solutions and Nuclear Industry Training and Consulting. The NITC segment is referred to as workforce solutions to account for the increasing activity outside of our core nuclear industry focus. Each segment focuses on delivering solutions to customers within our target markets. Marketing and communications, accounting, finance, legal, human resources, corporate development, information systems and other administrative services are organized at the corporate level. Business development and sales resources are generally aligned with each segment to support existing customer accounts and new customer development. The business units collaborate to facilitate cross-selling and the development of new solutions. The following is a description of our business segments:

Performance Improvement Solutions (approximately 54% of revenue at March 31, 2021)

Our Performance Improvement Solutions segment primarily encompasses our power plant high-fidelity simulation solutions, technical engineering services for ASME programs, power plant thermal performance optimization, and interactive computer based tutorials/simulation focused on the process industry. The Performance Solutions segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve primarily nuclear and fossil fuel power generation and the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. GSE and its predecessors have been providing these services since 1976.

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

Nuclear Industry Training and Consulting (approximately 46% of revenue at March 31, 2021)

Nuclear Industry Training and Consulting (workforce solutions) provides highly specialized and skilled nuclear operations instructors, procedure writers, technical engineers, and other consultants to the nuclear power industry. These employees work at our clients’ facilities under client direction. Examples of these highly skilled positions are senior reactor operations instructors, procedure writers, project managers, work management specialists, planners and training material developers. This business is managed through Hyperspring and Absolute subsidiaries. The business model, management focus, margins and other factors clearly separate the business line from the rest of the Company’s product and service portfolio. GSE has been providing these services since 1997.

Business Strategy

Serve existing customers and adjacencies with compelling solutions, with a focus on decarbonization:

Our objective has been to create a leading business focused on decarbonizing the power industries by providing a diverse set of highly unique and essential services and technologies. GSE is now one of the leading, publicly traded engineering and technology companies serving the zero-carbon energy sector of nuclear power and adjacent nuclear markets in DOE, US Navy and related defense sectors. As a result of this effort and established leadership position in key sectors, GSE is positioned to expand into essential clean energy opportunities that may arise such as wind, solar, hydrogen production, and others. In 2021, we will focus on organic growth in the sectors we serve by: cross selling and upselling in our existing markets as we focus on delivering significant value to our customers in a manner of excellence; create new and compelling solutions in-house as a result of advancing our technology offerings in sponsorship with industry early adopters focused on critical business need; develop new services as a result of combining the expertise of the Company;  and expand into compelling adjacent markets such as clean energy as they may arise with renewed sales focus.

Cross sell and upsell into existing markets:

GSE has spent the past several years conducting a rollup of essential services providers to the industry. To ensure efficient and streamlined operations for the business, the Company has brought all of the engineering services together into one organization with one leader; and the NITC teams together as one team under one leader. The business units operating uniformly within their respective structure. As such, the opportunity to cross-sell the capabilities across the entire customer base is greatly enhanced. This further differentiates GSE as a unique provider to industry vs. providers of specific niche services. The unified go-to market efforts, such as cross-selling capability should lead to greater share of available spending within the customer base, which in turn should lead to significant upselling opportunity. As a result of a rejuvenated marketing effort, the Company is equipped to take this new approach to market. In particular, with the US government rejoining the Paris Climate Agreement and driving to decarbonize the energy grid by 2035, and create a carbon neutral economy by 2050, decarbonization of the energy sector will require significant investment for decades to come. As a key provider of essential services to the power sector, with a focus on decarbonization, GSE is poised to benefit from and exploit this investment.

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

In the area of engineering simulations, we deliver nuclear core and Balance-of-Plant modeling and visualization systems to the industry. To address the nuclear industry’s need for more accurate simulation of both normal and accident scenarios, we provide our DesignEP® and RELAP5-HD® solutions. Our entire JADETM suite of simulation software, including industry leading JTOPMERET® and JElectricTM software, provides the most accurate simulation of Balance-of-Plant and electrical systems available to the nuclear and fossil plant simulation market. The significant enhancements we have made to our SimExec® and OpenSim TM platforms enables customers to be more efficient in the daily operation of their simulators. We have brought SimExec® and OpenSimTM together into a next generation unified environment that adds new capabilities as requested by clients and driven by market need.

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

- Strengthen and develop our talent while delivering high-quality solutions. Over the past several years GSE has assembled a unique and highly experienced group of talented individuals through organic growth and strategic acquisition. Our Engineering team comprised of design, simulation, regulatory compliance, and performance optimization capabilities are unique to the industry and capable of addressing the entire power generation life cycle.

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

Employees

As of March 31, 2021, we had approximately 339 employees, which includes approximately 197 employees in our Performance segment and approximately 142 employees in our NITC segment.

Backlog

As of March 31, 2021, we had approximately $40.2 million of total gross revenue backlog, which included $28.7 million of Performance backlog and $11.5 million of NITC backlog. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

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

With nuclear power being such a high percentage of carbon free power generation, the continued safe and efficient operation of these plants is critical to meeting decarbonization goals. We help the industry achieve these goals through better training and provide engineering services to optimize performance while maintaining regulatory compliance. Our focus is on products and services to improve the efficiency and lower operating costs for existing power generation assets. We also help the next generation of carbon free power plants achieve design approval and plant startup as quickly as possible.

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

- Workforce Solutions: Nuclear Industry Training and Consulting

As our customers’ experienced employees retire, access to industry experts to operate and train existing and new employees how to operate nuclear plants is essential to ensure safe, ongoing plant operation. In addition, operating and training needs change over time and sometimes our clients require fixed priced, discrete projects or specialized courses in contrast to straight staff augmentation. The industry needs operating personnel, including procedure writers, engineers, operators and instructors who can step in and use, as well as update the client’s operating methods, procedures, training material and more. Finding technical professionals and instructors, who know the subject, can perform the work or teach it to others and can adapt to the client’s culture is critical. GSE provides qualified professionals, instructors and turnkey projects/courses that work within the client’s system and complement the operating or training methods they already have in place. Examples of our training program courses include senior reactor operator certification, generic fundamentals training, and simulation supervisor training. GSE also provides expert support through workforce solutions, consulting, or turnkey projects for procedure writing, technical engineers, project managers, training material upgrade and development, outage execution, planning and scheduling, corrective actions programs, and equipment reliability. Our workforce solutions include traditional staffing services, such as temporary and direct hire, as well as customized approaches in which we work with our customers to evaluate their specific needs and put together a strategic plan specifically to meet their unique needs. Workforce solutions is not only a complement to our other service offerings; it often leads the way as the preferred method for many of our clients to execute entire projects and/or supplement their own staff during project peak periods or with specialized skill sets that are often hard to find. Our staffing experts give our customers the ability to ramp up quickly, eliminate risks, and provide more flexible options as situations often demand.

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

We recognize the necessity to listen to the needs of our customers and provide the right solution. Whether the answer is one of our traditional service offerings or putting together a customized approach, we have the capabilities to help our customers get the job done. We bring together the collection of skills we have amassed over more than 40 years beginning with its traditional roots in custom high-fidelity simulation and training solutions for the power industries, extended through the acquisition of specialized engineering capabilities, enhanced by the entry and intermediate level training solutions of EnVision, backed by the extensive nuclear industry training and consulting (workforce solutions) services of Absolute and Hyperspring, and now strengthened by our ability to successfully adapt, diversify, and offer a solutions based approach with our workforce solutions.

Results of Operations

The following table sets forth our results of operations, expressed in thousands of dollars and as a percentage of revenue:

	Three Months ended
(in thousands)	March 31, 2021		March 31, 2020
	$	%	$	%
Revenue	$13,104	100.0%	$17,705	100.0%
Cost of revenue	10,176	77.7%	13,590	76.8%
Gross profit	2,928	22.3%	4,115	23.2%

Operating expenses:
Selling, general and administrative	3,734	28.5%	4,948	27.9%
Research and development	157	1.2%	210	1.2%
Restructuring charges	808	6.2%	10	0.1%
Loss on impairment	-	0.0%	4,302	24.3%
Depreciation	76	0.6%	108	0.6%
Amortization of definite-lived intangible assets	340	2.6%	670	3.8%
Total operating expenses	5,115	39.0%	10,248	57.9%
Operating loss	(2,187)	(16.8)%	(6,133)	(34.7)%
Interest expense, net	(54)	(0.4)%	(241)	(1.4)%
Gain (loss) on derivative instruments, net	-	0.0%	(43)	(0.2)%
Other income, net	1	0.0%	29	0.2%
Loss before income taxes	(2,240)	(17.1)%	(6,388)	(36.1)%
Provision for income taxes	(35)	(0.3)%	(130)	(0.7)%
Net loss	$(2,205)	(16.8)%	$(6,258)	(35.3)%

Revenue

Revenue for the three months ended March 31, 2021 totaled $13.1 million, which was 26% less than the $17.7 million of revenue for the three months ended March 31, 2020.
	Three Months ended
(in thousands)	March 31, 2021	March 31, 2020	Change
Revenue:			$	%
Performance Improvement Solutions	$7,081	$9,711	(2,630)	(27)%
Nuclear Industry Training and Consulting	6,023	7,994	(1,971)	(25)%
Total revenue	$13,104	$17,705	(4,601)	(26)%

Performance Improvement Solutions revenue decreased 27% from $9.7 million to $7.1 million for the three months ended March 31, 2021 and 2020, respectively. The decrease of revenue was primarily due to several significant SDB projects ending in the prior fiscal year and delays in commencing new contracts remotely due to the COVID-19 pandemic. We recorded total Performance Improvement Solutions orders of $5.6 million and $5.4 million for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, Nuclear Industry Training and Consulting (workforce solutions) revenue decreased 25% to $6.0 million compared to revenue of $8.0 million for the three months ended March 31, 2020. The decrease in revenue was primarily due to stoppage of existing projects, ending of some large projects and delays in commencing new contracts due to the COVID-19 pandemic resulting a reduction in demand for staffing from our major customers. We recorded total new orders of $7.4 million and $14.3 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, our backlog was $40.2 million, of which, $28.7 million was attributed to the Performance segment and $11.5 million was attributed to the Nuclear Industry Training and Consulting (workforce solutions) segment. As of December 31, 2020, our backlog was $40.4 million with $30.3 million attributed to our Performance segment and $10.1 million to Nuclear Industry Training and Consulting (workforce solutions).

Gross Profit

Gross profit was $2.9 million or 22.3% of revenue and $4.1 million or 23.2% of revenue for the three months ended March 31, 2021 and 2020, respectively.

	Three Months ended
	March 31, 2021		March 31, 2020
(in thousands)	$	%	$	%
Gross profit:
Performance Improvement Solutions	$2,192	31.0%	$3,028	31.2%
Nuclear Industry Training and Consulting	736	12.2%	1,087	13.6%
Total gross profit	$2,928	22.3%	$4,115	23.2%

The Performance Improvement Solutions segment’s gross profit decreased by $0.8 million during three months ended March 31, 2021 over three months ended March 31, 2020. The decrease is primarily related to lower revenue, underutilization of staff and several significant SDB projects completed in the prior year that were not replaced with new orders.

The Nuclear Industry Training and Consulting (workforce solutions) segment’s gross profit decreased by $0.4 million during three months ended March 31, 2021 over three months ended March 31, 2020. The decrease in gross profit was primarily driven by a decrease in revenue in the NITC business and new contracts undertaken at lower margins, partially offset by a reduction in direct costs.

Selling, general and administrative expenses (“SG&A”)

Selling, general and administrative (SG&A) expenses totaled $3.7 million and $4.9 million for the three months ended March 31, 2021 and 2020, respectively. Fluctuations in the components of SG&A spending were as follows.

		Three Months ended
(in thousands)	March 31, 2021%		March 31, 2020%

Selling, general and administrative expenses:
Corporate charges	$2,758	73.9%	$3,679	74.4%
Business development	767	20.5%	936	18.9%
Facility operation & maintenance (O&M)	200	5.4%	236	4.8%
Bad debt expense	4	0.1%	93	1.9%
Other	5	0.1%	4	0.1%
Total	$3,734	100.0%	$4,948	100.0%

Corporate charges

During the three months ended March 31, 2021, corporate charges decreased by $0.9 million over the same period of the prior year. The decrease was primarily due to a reduction of external legal and consulting fees of $0.5 million and the capitalization of Indirect Labor in relation to internal-use software implementation of $0.1 million in Q1 2021.

Business development expenses

Business development expense decreased $0.2 million during the three months ended March 31, 2021 over the same period of the prior fiscal year. The decrease was primarily due to lower commission costs and reduced headcount in Q1 2021.

Facility operation & maintenance (“O&M”)

Facility O&M expenses decreased $36 thousand for three months ended March 31, 2021, respectively, compared to the same period in 2020. The decrease in facility O&M during fiscal 2021 was mainly due to lease terminations in the first half of 2020.

Bad debt expense

We recorded $4 thousand and $93 thousand of bad debt expense during the three months ended March 31, 2021 and 2020, respectively.

Research and development

Research and development costs consist primarily of software engineering personnel and other related costs. Research and development costs, net of capitalized software, totaled $157 thousand and $210 thousand for the three months ended March 31, 2021 and 2020, respectively. The decrease was mainly due to lower headcount.

Restructuring

During the three months ended March 31, 2021 and 2020, we recorded restructuring charges of $808 thousand and $10 thousand, respectively. The increase was mainly due to final charges related to the liquidation of our Sweden operations in Q1 2021, pursuant to our foreign restructuring plan.

Loss on impairment of goodwill and definite-lived intangible assets

No impairment was recorded during the three months ended March 31, 2021. Due to the impact of the COVID-19 pandemic, definite-lived intangible assets were reviewed for impairment as of March 31, 2020. The undiscounted cash flows evidenced impairment for the DP Engineering asset group. As such, the Company used a discounted cash flow model to determine the fair value of the DP Engineering asset group and recorded an impairment charge of $4.3 million for the three months ended March 31, 2020.

Depreciation

We recorded depreciation expense of $76 thousand and $108 thousand for the three months ended March 31, 2021 and 2020, respectively. The reduction of $32 thousand for the three months ended March 31, 2021 over the same period in 2020 was due primarily to fully depreciated assets in 2021.

Amortization of intangible assets

Amortization expense related to definite-lived intangible assets totaled $0.3 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in amortization expense was primarily due to the reduction in the carrying value of DP Engineering’s intangible assets due to the $4.3 million impairment in Q1 2020.

Interest expense, net

Interest expense totaled $54 thousand and $241 thousand for the three months ended March 31, 2021 and 2020, respectively. The decrease was mainly due to a reduction in total indebtedness compared to Q1 2020.

Other income, net

For the three months ended March 31, 2021 and 2020, we recognized other income, net of $1 thousand and $29 thousand, respectively.

Income taxes benefit

Income tax expense (benefit) for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax benefit of $(35) thousand and $(130) thousand for the three months ended March 31, 2021 and 2020 were comprised mainly of foreign and state tax expense.

Our income effective tax rate was 1.6% and 2.0% for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the difference between our income tax benefit at an effective tax rate of 1.6% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, and discrete item adjustments for U.S. and foreign taxes. For the three months ended March 31, 2020, the difference between income tax benefit at an effective tax rate of 2.0% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. and China subsidiaries, and discrete item adjustments for U.S. and foreign taxes.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, Management makes several estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses. Our most significant estimates relate to revenue recognition on contracts with customers, product warranties, valuation of goodwill and intangible assets acquired, valuation of long-lived assets to be disposed, valuation of stock-based compensation awards and the recoverability of deferred tax assets. These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our most recent Annual Report on Form 10-K, filed with the SEC on April 13, 2021. For all accounting policies described in this document, management cautions that future events rarely develop exactly as forecasted and even our best estimates may require adjustment as facts and circumstances change.

Liquidity and Capital Resources

As of March 31, 2021, our cash and cash equivalents totaled $3.7 million, compared to $6.7 million as of December 31, 2020.

For the three months ended March 31, 2021 and 2020, net cash used in operating activities was $2.0 million and net cash provided by operating activities was $1.6 million, respectively. The decrease of $3.6 million in cash flows used in operating activities was primarily driven by slower billing in the first quarter of 2021 and increased attention on collection of contract receivables in the prior year.

Net cash used in investing activities totaled $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase in the cash outflow for investing activities year over year was primarily driven by the increase of capital expenditures during the three months ended March 31, 2021.

For the three months ended March 31, 2021 and 2020, cash used in financing activities totaled $0.7 million and $1.7 million, respectively. The decrease in cash used in financing activities of $1.0 million was driven by a repayment on term loans of $5.2 million offset by a draw on the line of credit of $3.5 million during the three months ended March 31, 2020.

Paycheck Protection Program Loan (“PPP Loan”)

We entered into the PPP Loan agreement with the Bank, which was approved and funded on April 23, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 23, 2022, and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are due for any portion of the loan balance that is not forgiven and are automatically deferred for ten months after the last day of our covered period through August 9, 2021.

The PPP Loan contains events of default and other provisions customary for a loan of this type, including: (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100% of the principal amount of the loan is guaranteed by the Small Business Administration (“SBA”) and (3) an amount up to the full principal amount may qualify for loan forgiveness in accordance with the terms of CARES Act. We have accumulated forgivable expenses beyond our loan amount and provided all prescribed support with our application for forgiveness with our Bank. Our Bank has reviewed our application for forgiveness and associated documentation and forwarded it on February 26, 2021 to the SBA with their determination that the loan is fully forgivable. However, we are ultimately subject to the SBA’s process and conclusion for forgiveness. To the extent the loan amount is not forgiven under the PPP, we are obligated to make equal monthly payments of principal and interest, beginning after determination of forgiveness by the SBA.

As of March 31, 2021, we classified $8.8 million of the PPP loan as current and $1.3 million as noncurrent in our consolidated balance sheets. We recorded $93 thousand of interest expense during the three months ended March 31, 2021.

We believe that the Company was eligible for the PPP Loan under the CARES Act, complied with respect to the use of proceeds stipulated under the CARES Act and satisfied all forgiveness criteria.

Credit Facilities

On December 29, 2016, we entered into a 3-year $5.0 million revolving line of credit facility (“RLOC”) with the Bank to fund general working capital needs and provide funding for acquisitions. The credit facility agreement was subject to certain financial covenants and reporting requirements. The Bank amended the agreement with us several times for acquisition lending and covenant violations.

On March 29, 2021, due to a projected violation of Q1 2021 leverage ratio, we signed the Ninth Amendment and Reaffirmation Agreement dated March 29, 2021 (the “Ninth Amendment”), with the Bank to waive the fixed charge coverage ratio and leverage ratio for the quarters ending March 31 and June 30, 2021, and we agreed, for each quarter thereafter, that the fixed charge coverage ratio would not be less than 1.10 to 1.00. In addition, we agreed to not exceed a maximum leverage ratio (starting on September 30, 2021) as follows: (i) 3.25 to 1.00 for the period ending September 30, 2021; (ii) 3.00 to 1.00 for the period ending on December 31, 2021, (iii) 2.75 to 1.00 for the period ending March 31, 2022; (iv) 2.50 to 1.00 for the period ending June 30, 2022 and (iv) 2.00 to 1.00 for the periods ending September 30, 2022 and each December 31st, March 31st, June 30th and September 30th thereafter. We are also required to maintain a minimum of $2.5 million in aggregate USA liquidity pursuant to the Ninth Amendment. As part of the amendment, we agreed, at closing, (i) to make a $0.5 million pay down of RLOC; (ii) RLOC commitment to be reduced to $4.25 million; and (iii) $0.5 million of RLOC will only be available for issuance of Letters of Credit. We also agreed to pay $0.5 million to reduce RLOC to $3.75 million by June 30, 2021 and to $3.5 million by September 30, 2021. Commencing December 31, 2021 and on the last day of each quarter, we will pay $75 thousand to reduce the RLOC. We incurred $25 thousand of amendment fees related to this amendment during the year ended December 31, 2020.

The PPP Loan does not factor into the expenses or liabilities used in the calculation of our debt covenants, unless we determine that more than $1 million of the original PPP Loan balance will not be forgiven.  The Bank agreed to remove its collateral agreement with the Company’s subsidiaries as part of the repayment of our outstanding term loans during the year ended December 31, 2020.

During the three months ended March 31, 2021, we paid down $0.5 million on our RLOC as part of the Ninth Amendment as discussed above. As of March 31, 2021, we had outstanding borrowings of $2.5 million under the RLOC and three letters of credit totaling $933 thousand outstanding to certain of our customers. After consideration of letters of credit, the amount available under the RLOC was approximately $0.3 million with a $4.25 million total borrowing capacity as of March 31, 2021.

We intend to continue using the RLOC for short-term working capital needs and the issuance of letters of credit in connection with business operations provided, we remain in compliance with our covenants. As discussed in Note 10, we entered into a 9th Amendment on our credit facility, as such our covenants have been waived through June 30, 2021. Letter of credit issuance fees range between 1.25% and 2.00% of the value of the letter of credit, depending on our overall leverage ratio. We pay an unused RLOC fee quarterly based on the average daily unused balance.

Going Concern Consideration

In 2020 we had several projects (primarily in our NITC business segment) delayed and new orders postponed because of the COVID-19 pandemic. We amended our credit facility with Citizens Bank, N.A. (“the Bank”) in 2020 based upon expected covenant violations and have been required to curtail term debt in exchange for revised financial covenants. Scheduled term loan repayments and agreed upon curtailment required us to use $18.5 million in available cash to pay-off our term debt in 2020. We signed a Ninth Amendment and Reaffirmation Agreement (the “Ninth Amendment”) with the Bank on March 29, 2021 to waive the fixed charge coverage ratio and leverage ratio for the quarters ending March 31 and June 30, 2021, and to adjust the thresholds for future covenants to ease the risk of non-compliance experienced in previous quarters (See Note 10). Our working capital position on March 31, 2021 was a deficit of $7.5 million. This working capital deficit was primarily due to the $8.8 million of current maturities on our PPP loan at March 31, 2021. We expect the PPP loan will be forgiven and have not received any indications to the contrary (See Note 4). If the PPP loan is not forgiven, in part or in whole, we will work with our bank to extend repayment terms as permitted to mitigate the impact on our cashflows. However, if unforgiven and unamended, our PPP loan would be due on April 23, 2022, in part or in whole, and may stress our free cash flow and the business to a degree that may cause our covenants to fail.

The COVID-19 macroeconomic environment is considered fluid and although recovery is anticipated to steadily occur over the next 12 months, a further decline will stress our ability to meet covenant requirements. Further continuance of delays in commencing work on outstanding orders or a continued loss of orders, and further disruption of our business because of worker illness or mandated shutdowns may also exacerbate the situation. Jurisdictions where our businesses operate across the country are pushing toward re-opening places of business and government support, through the American Rescue Plan Act of 2021, will continue to support the broader economy. However, the timing of these elements taking place are not predictable and may not serve to mitigate our situation or improve our specific company's health. Following the Ninth Amendment, our new covenant compliance remains dependent on meeting future projections, which are subject to the variability and unknown speed and extent of post-COVID-19 recovery.

The Company’s management continues to explore raising capital through its access to the public markets or entering into alternative finance arrangements. Continued negative trends in operating results could be mitigated through various cost cutting measures including adjustments to headcount or compensation, vendor augmentation or delay of investment initiatives in the Company’s corporate office.

These actions, which are further supported by positively trending macroeconomic conditions, and the potential to see recovering business and orders may ease the risk of further bank covenant violations. However, when considering the unpredictability of the above, there continues to be substantial doubt the Company will continue as a going concern.

We became eligible for the Employee Retention Credit for the first quarter of 2021 and have applied for a refund of $2.4 million dollars in April 2021. We believe we are eligible to receive the employee retention credit in the second quarter of 2021, and are currently reducing our payroll taxes as permitted under the Coronavirus Aid, Relief and Economic Security Act (See Note 17).

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

(in thousands)
	Three Months ended
	March 31, 2021	March 31, 2020
Net loss	$(2,205)	$(6,258)
Interest expense, net	54	241
Provision for income taxes	(35)	(130)
Depreciation and amortization	513	853
EBITDA	(1,673)	(5,294)
Loss on impairment	-	4,302
Restructuring charges	808	10
Stock-based compensation expense	38	147
Change in fair value of derivative instruments	-	43
Acquisition-related expense	-	181
Adjusted EBITDA	$(827)	$(611)

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

(in thousands)	Three Months ended
	March 31, 2021	March 31, 2020

Net loss	$(2,205)	$(6,258)
Loss on impairment	-	4,302
Restructuring charges	808	10
Stock-based compensation expense	38	147
Change in fair value of derivative instruments	-	43
Acquisition-related expense	-	181
Amortization of intangible assets related to acquisitions	340	670
Adjusted net loss	$(1,019)	$(905)
Adjusted loss per common share – Diluted	$(0.05)	$(0.04)
Weighted average shares outstanding used to compute adjusted net loss per share - basic and diluted(1)	20,628,669	20,342,933

(1) During the three months ended March 31, 2021 and 2020, we reported a GAAP net loss and an adjusted net income. Accordingly there was no dilutive shares from RSUs included in the adjusted earnings per share calculation that were considered anti-dilutive when calculating the net loss per share.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required of a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report and our annual report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective; we are currently in remediation of our internal controls to address material weaknesses identified in our Form 10-K for the year ended December 31, 2020.

Through Management’s evaluation of controls as of December 31, 2020, it was determined that a material weakness existed and related to management’s review of reconciliations over unbilled receivables and billings in excess of revenue earned. Our remediation of this material weakness was initiated by hiring additional skilled personnel to prepare and review reconciliations over unbilled receivables and billings in excess of revenue earned.

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

On March 29, 2019, a former employee of Absolute Consulting, Inc., filed a putative class action against Absolute and the Company, Joyce v. Absolute Consulting Inc., case number 1:19 cv 00868 RDB, in the United States District Court for the District of Maryland. The lawsuit alleges that plaintiff was not properly compensated for overtime hours that he worked. In addition, he alleges that there is a class of employees who were not properly compensated for overtime hours worked. Following a mediation session on July 14, 2020, the parties entered into a Settlement Agreement and Release on August 17, 2020, providing that the case would be settled and dismissed in exchange for Absolute’s payment of a gross settlement amount not to exceed $1.5 million. The court approved the settlement and dismissed the case with prejudice on September 8, 2020. After the passing of an opt-in notice period expired, the final cost of settling this case, including plaintiff’s attorney fees was approximately $1.4 million. As of March 31, 2021, approximately $15 thousand of the outstanding liability remains to be paid and we are expecting this to occur as payment information is confirmed with the plaintiff’s attorneys over the next few quarters.

The Company is involved in litigation in the ordinary course of business. While it is too early to determine the outcome of such matters, management does not expect the resolution of these matters to have a material impact on the Company’s financial position or results of operations.

Item 1a.	Risk Factors

The following additional risk factors should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2020 Form 10-K. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K.

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

Our employees, in many cases, are working remotely and using various technologies to perform their functions. We have experienced delays or changes in customer demand, particularly due to customer funding priorities and the necessity to socially distance. Further, in reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. Our Performance segment, as they are classified essential, for the most part continue without pause. With regard to our NITC business segment, because of the embedded presence of our on-site workforce, if COVID-19 or a similar outbreak of infectious disease were to prevent our workers from being deployed to the applicable customer site, it may disrupt our NITC service offerings, interrupt performance on our Nuclear Industry Training and Consulting (workforce solutions) contracts with clients and negatively impact our business, financial condition and results of operations.

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

To fund our recent acquisitions, we borrowed under a delayed-draw term loan facility. Our ability to generate sufficient cash flow from operations to make scheduled payments on our term loan will depend on a range of economic, competitive and business factors, some of which are outside our control. If we are unable to meet our debt service obligations, we may need to refinance or restructure all or a portion of our debt on or before its stated maturity date, sell assets, pay down our outstanding debt and/or raise equity. We may not be able to refinance or restructure any of our debt, sell assets or raise equity, in each case on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance or restructure our obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our credit agreement also contains financial and other restrictive covenants. Our ability to comply with the covenants in our credit agreement will depend upon our future performance and various other factors, some of which are beyond our control. We may not be able to maintain compliance with all of our debt covenants. In that event, we would need to seek an amendment to our credit agreement, a waiver from our lender, utilize cash to pay down outstanding debt and/or refinance or restructure our debt. There can be no assurance that we could obtain future amendments or waivers of our credit agreement, or refinance or restructure our debt, in each case on commercially reasonably terms or at all. Our failure to maintain compliance with the covenants under our credit agreement could result in an event of default, subject to applicable notice and cure provisions. Upon the occurrence of an event of default under our credit agreement, our lender could elect to declare all amounts outstanding thereunder to be immediately due and payable, terminate all commitments to extend further credit and cease making further loans. If we were unable to repay all outstanding amounts in full, our lender could exercise various remedies including instituting foreclosure proceedings against our assets pledged to them as collateral to secure that debt.

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

We used the proceeds from the PPP for eligible payroll costs (as defined in the CARES Act), covered rent, covered utility payments and certain other expenditures that, while permitted, would not result in forgiveness of a corresponding portion of the loan. Following recent amendments to the PPP, after an eight- or twenty-four-week period starting with the disbursement of the loan proceeds, the Company may apply for forgiveness of some or all of the loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest (not applicable to the Company), covered rent and covered utility payments, in each case incurred by the Company during the eight- or twenty-four-week period following the date of first disbursement. Certain reductions in the Company’s payroll costs or full-time equivalent employees (when compared against the applicable measurement period) may reduce the amount of the Loan eligible for forgiveness.

The U.S. Department of the Treasury (the “Treasury”) and the U.S. Small Business Administration (“SBA”) have announced that they will review all PPP Loans equal to or greater than $2 million. The PPP has been amended twice with the latest amendment significantly altering the timeline associated with the PPP spending and loan forgiveness. While the Company believes that it acted in good faith and has complied with all requirements to obtain forgiveness of the PPP Loan, if the SBA determines that the Company’s loan application was not made in good faith or that we did not otherwise meet the eligibility requirements of the PPP, we may not receive forgiveness of the loan (in whole or in part), and we could be required to return the loan or a portion thereof. Further, there is no guarantee that we will receive forgiveness for any portion of the loan and forgiveness will be subject to review by our Bank based upon information and documentation that we submit, as required by SBA and the lender.

A failure to obtain forgiveness of the PPP Loan will adversely impact our loan covenants under our senior credit facility. Per the Eighth Amendment (See Note 10), if we determine that $1 million or more of the original $10 million of the PPP Loan will not be forgiven by our Bank, this amount will be used in the calculation of our debt covenants. In the event of a violation of our debt covenants, we may need to seek an amendment to our credit agreement, a waiver from our lender, utilize cash to repay the PPP Loan and/or refinance or restructure our outstanding debt. There can be no assurance that we could obtain future amendments or waivers of our credit agreement, or refinance or restructure our debt, in each case on commercially reasonably terms or at all.

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

The global COVID-19 pandemic has continued to have a negative impact on our financial position and results of operations during the quarter ended March 31, 2021. We have experienced cancelled and delayed orders, canceled or paused projects, disruption of our business as a result of worker illness or mandated shutdowns and thus challenges to our ability to maintain compliance with loan covenants. The deterioration of our business due to the COVID-19 pandemic made us miss our minimum Adjusted EBITDA covenants, during the second quarter of fiscal 2020. As such, we agreed to repay $10 million to the Bank during the third quarter of fiscal 2020 and are now subject to minimum liquidity testing and other debt covenants (see Note 10).

As the pandemic continues to distort our projections, we cannot rely on forecasted future earnings and could continue to see further deterioration in business causing non-compliance. Management believes the entity will be able to continue to develop new opportunities and will be able to obtain additional debt amendments; however, there is no assurance. We have cash from the PPP loan and from ongoing operations to meet our operating requirements for at least the next twelve months.

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

Based on management's assessment, management has concluded that the Company's internal control over financial reporting was not effective as of March 31, 2021 or at December 31, 2020 due to the existence of a material weaknesses in internal control over management's review of reconciliations over unbilled receivables and billings in excess of revenue earned. Our remediation of these control weakness was actioned by hiring additional skilled personnel to prepare and review reconciliations over unbilled receivables and billings in excess of revenue earned.

Although we believe that these efforts have strengthened our internal control over financial reporting and address the concern that gave rise to the material weakness as of December 31, 2020, we cannot be certain that our expanded knowledge and revised internal control procedures will ensure that we maintain adequate internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and The NASDAQ Capital Market (Nasdaq), we could confront an enforcement action from the SEC and/or delisting from Nasdaq. In either case, such an event could have a material adverse effect on our business. Finally, inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Eighth Amendment

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

Date: May 17, 2021

GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)