Form 10-Q
period 2021-06-30
GSE SYSTEMS INC
filed 2021-08-16
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)

1332 LONDONTOWN BLVD, SYKESVILLE MD	21784
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (410) 970-7874

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	GVP	NASDAQ Capital Market

There were 20,863,518 shares of common stock, with a par value of $0.01 per share outstanding as of July 31, 2021.

GSE SYSTEMS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,829	$6,702
Contract receivables, net	11,368	10,494
Prepaid expenses and other current assets	5,287	1,554
Total current assets	20,484	18,750

Equipment, software and leasehold improvements, net	791	616
Software development costs, net	575	630
Goodwill	13,339	13,339
Intangible assets, net	3,589	4,234
Operating lease right-of-use assets, net	1,279	1,562
Other assets	58	59
Total assets	$40,115	$39,190

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$2,317	$3,006
PPP Loan, current portion	10,118	5,034
Accounts payable	1,005	570
Accrued expenses	1,430	1,297
Accrued compensation	2,389	1,505
Billings in excess of revenue earned	4,693	5,285
Accrued warranty	547	665
Income taxes payable	1,623	1,621
Other current liabilities	1,393	2,498
Total current liabilities	25,515	21,481

PPP Loan, noncurrent portion	-	5,034
Operating lease liabilities noncurrent	1,315	1,831
Other noncurrent liabilities	282	339
Total liabilities	27,112	28,685

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 22,460,679 and 22,192,569 shares issued, 20,861,768 and 20,593,658 shares outstanding, respectively	225	222
Additional paid-in capital	80,024	79,687
Accumulated deficit	(64,165)	(65,191)
Accumulated other comprehensive loss	(82)	(1,214)
Treasury stock at cost, 1,598,911 shares	(2,999)	(2,999)
Total stockholders' equity	13,003	10,505
Total liabilities and stockholders' equity	$40,115	$39,190

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue	$13,522	$14,340	$26,626	$32,045
Cost of revenue	10,833	10,778	21,009	24,368
Gross profit	2,689	3,562	5,617	7,677
Operating expenses:
Selling, general and administrative	3,522	4,722	7,256	9,670
Research and development	154	179	311	389
Restructuring charges	-	-	808	10
Loss on impairment	-	-	-	4,302
Depreciation	71	70	147	178
Amortization of definite-lived intangible assets	303	444	643	1,114
Total operating expenses	4,050	5,415	9,165	15,663
Operating loss	(1,361)	(1,853)	(3,548)	(7,986)

Interest expense, net	(49)	(187)	(103)	(428)
Gain on derivative instruments, net	-	47	-	4
Other income, net	4,637	24	4,638	53
Income (loss) before income taxes	3,227	(1,969)	987	(8,357)
(Benefit from) provision for income taxes	(4)	180	(39)	50
Net income (loss)	$3,231	$(2,149)	$1,026	$(8,407)

Net income (loss) per common share - basic and diluted	$0.16	$(0.11)	$0.05	$(0.41)

Weighted average shares outstanding used to compute net income (loss) per share - basic	20,647,426	20,407,958	20,638,116	20,375,446

Weighted average shares outstanding used to compute net income (loss) per share - diluted	20,702,003	20,407,958	20,638,116	20,375,446

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$3,231	$(2,149)	$1,026	$(8,407)
Cumulative translation adjustment	26	206	1,132	20
Comprehensive income (loss)	$3,257	$(1,943)	$2,158	$(8,387)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Six Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, January 1, 2021	22,193	$222	$79,687	$(65,191)	$(1,214)	(1,599)	$(2,999)	$10,505

Stock-based compensation expense	-	-	501	-	-	-	-	501
Common stock issued for RSUs vested	268	3	(3)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(161)	-	-	-	-	(161)
Foreign currency translation adjustment	-	-	-	-	1,132	-	-	1,132
Net income	-	-	-	1,026	-	-	-	1,026

Balance, June 30, 2021	22,461	$225	$80,024	$(64,165)	$(82)	(1,599)	$(2,999)	$13,003

Balance, January 1, 2020	21,839	$218	$79,400	$(54,654)	$(1,846)	(1,599)	$(2,999)	$20,119

Stock-based compensation expense	-	-	324	-	-	-	-	324
Common stock issued for RSUs vested	311	3	(3)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(45)	-	-	-	-	(45)
Foreign currency translation adjustment	-	-	-	-	20	-	-	20
Net loss	-	-	-	(8,407)	-	-	-	(8,407)

Balance, June 30, 2020	22,150	$221	$79,676	$(63,061)	$(1,826)	(1,599)	$(2,999)	$12,011

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Three Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, April 1, 2021	22,234	$222	$79,697	$(67,396)	$(108)	(1,599)	$(2,999)	$9,416

Stock-based compensation expense	-	-	463	-	-	-	-	463
Common stock issued for RSUs vested	227	3	(2)	-	-	-	-	1
Shares withheld to pay taxes	-	-	(134)	-	-	-	-	(134)
Foreign currency translation adjustment	-	-	-	-	26	-	-	26
Net income	-	-	-	3,231	-	-	-	3,231

Balance, June 30, 2021	22,461	$225	$80,024	$(64,165)	$(82)	(1,599)	$(2,999)	$13,003

Balance, April 1, 2020	21,979	$219	$79,495	$(60,912)	$(2,032)	(1,599)	$(2,999)	$13,771

Stock-based compensation expense	-	-	177	-	-	-	-	177
Common stock issued for RSUs vested	171	2	(2)	-	-	-	-	-
Shares withheld to pay taxes	-	-	6	-	-	-	-	6
Foreign currency translation adjustment	-	-	-	-	206	-	-	206
Net loss	-	-	-	(2,149)	-	-	-	(2,149)

Balance, June 30, 2020	22,150	$221	$79,676	$(63,061)	$(1,826)	(1,599)	$(2,999)	$12,011

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$1,026	$(8,407)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on impairment	-	4,302
Depreciation	147	178
Amortization of intangible assets	643	1,114
Amortization of capitalized software development costs	204	159
Amortization of deferred financing costs	5	-
Stock-based compensation expense	501	324
Bad debt expense	(133)	93
(Gain) loss on derivative instruments, net	-	(4)
Deferred income taxes	-	57
Gain on sale of assets	-	(5)
Changes in assets and liabilities:
Contract receivables, net	(727)	4,656
Prepaid expenses and other assets	(5,690)	531
Accounts payable, accrued compensation and accrued expenses	1,510	309
Billings in excess of revenue earned	(599)	(396)
Accrued warranty	(179)	(110)
Other liabilities	2,163	(781)
Net cash (used in) provided by operating activities	(1,129)	2,020

Cash flows from investing activities:
Capital expenditures	(322)	(1)
Proceeds from sale of equipment	-	11
Capitalized software development costs	(149)	(152)
Net cash used in investing activities	(471)	(142)

Cash flows from financing activities:
Proceeds from line of credit	800	3,500
Repayment of line of credit	(1,489)	-
Repayment of insurance premium	(406)	-
Repayment of long-term debt	-	(8,595)
Proceeds from Paycheck Protection Program Loan	-	10,000
Shares withheld to pay taxes	(161)	(45)
Deferred financing costs	-	(70)
Net cash (used in) provided by financing activities	(1,256)	4,790
Effect of exchange rate changes on cash	(17)	(61)
Net (decrease) increase in cash and cash equivalents	(2,873)	6,607
Cash, cash equivalents at beginning of the period	6,702	11,691
Cash and cash equivalents at the end of the period	$3,829	$18,298

The accompanying notes are an integral part of these consolidated financial statements.

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

COVID-19

GSE employees began working remotely during the first quarter of 2020 due to the COVID-19 pandemic and will continue to do so when practical and as mandated by local, state and federal directives and regulations. Employees almost entirely work from home within our Performance Improvement Solutions (“Performance”) segment, except when required to be at the client site for essential project work. Our Performance contracts, which are considered an essential service, are permitted to and mostly continue without pause; however, we have experienced certain delays in new business. For our staff augmentation business, we have seen certain contracts for our Nuclear Industry Training and Consulting (“NITC” or “workforce solutions”) customers paused or delayed as clients reduce their own on-premise workforces to the minimum operating levels in response to the pandemic; as a result, our NITC segment has experienced a decline in its billable employee base since the start of the pandemic. Although we cannot fully estimate the length or gravity of the impact of the COVID-19 pandemic to our business at this time, we have experienced delays in commencing new projects and thus our ability to recognize revenue has been delayed for some contracts. Reductions in orders and other negative changes to orders experienced at the beginning of the pandemic have started to reverse in 2021, but not at the level expected as ongoing COVID concerns continue to hinder the pace of recovery. We continue to closely monitor our operating expenses as a result of contract delays and have made adjustments to keep our gross profit at a sustainable level.

Going Concern

In 2020 we had several projects (primarily in our NITC business segment) delayed and new orders postponed because of the COVID-19 pandemic. We amended our credit facility with Citizens Bank, N.A. (“the Bank”) in 2020 based upon expected covenant violations and have been required to curtail term debt in exchange for revised financial covenants. Scheduled term loan repayments and agreed upon curtailment required us to use $18.5 million in available cash to pay-off our term debt in 2020. We signed a Ninth Amendment and Reaffirmation Agreement (the “Ninth Amendment”) with the Bank on March 29, 2021 to waive the fixed charge coverage ratio and leverage ratio for the quarters ending March 31 and June 30, 2021, and to adjust the thresholds for future covenants to ease the risk of non-compliance experienced in previous quarters. We have experienced delays in commencing new projects and thus our ability to earn revenue has been delayed for these projects. Reductions in orders and other negative changes to orders experienced at the beginning of the pandemic have started to reverse in 2021, but not at the level expected as ongoing COVID concerns continue to hinder the pace of recovery. This deterioration in the recovery plan has resulted in breaching the Minimum Liquidity ratio subsequent to June 30, 2021 and we projected breaching the Leverage and Fixed Charges ratio covenant. (See Note 10).  Our working capital position on June 30, 2021 was a deficit of $5.0 million. This working capital deficit was primarily due to the $10.1 million of current maturities on our loan pursuant to the Paycheck Protection Program at June 30, 2021. On August 5, 2021, the Company received approval from Small Business Administration (“SBA”) that the PPP loan including all accrued interest thereon was forgiven. (See Note 17).

The COVID-19 macroeconomic environment is considered fluid and although recovery is anticipated to steadily occur over the next 12 months, issues that could result for the delta virus could cause a further decline in revenue or stress our ability to meet covenant requirements.  Jurisdictions where our businesses operate across the country are pushing toward re-opening places of business and government support, through the American Rescue Plan Act of 2021, will continue to support the broader economy. We have recorded $5.1 million employee retention tax credits made available under the CARES Act. However, the timing of these elements taking place are not predictable and may not serve to mitigate our situation or improve the Company's health. Following the Ninth Amendment, our new covenant compliance remains dependent on meeting future projections, which are subject to the variability and unknown speed and extent of post-COVID-19 recovery.

The Company's management continues to explore raising capital through its access to the public markets or entering into alternative financing arrangements. Continued negative trends in operating results could be mitigated through various cost cutting measures including adjustments to headcount or compensation, vendor augmentation or delay of investment initiatives in the Company's corporate office.

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

Note 2 - Recent Accounting Pronouncements

Accounting pronouncements recently adopted

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities, Investments – Equity Method and Joint Ventures, and Derivatives and Hedging, which provides clarity for companies that hold equity securities at cost to first update the fair value of an investment, immediately prior to applying the Equity Method of Accounting; or clarity for companies that enter into forward contracts to purchase additional shares of an equity security that would then require the investee to account for the investment via the Equity Method. This ASU is applicable for public companies starting with fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company adopted ASU 2020-01 on January 1, 2021. This standard did not have a significant impact to our consolidated financial statements since the Company does not currently hold any investments at cost.

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

The number of common shares and common share equivalents used in the determination of basic and diluted loss per common share were as follows:

(in thousands, except for share data)	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net income (loss) attributed to common stockholders	$3,231	$(2,149)	$1,026	$(8,407)

Denominator:
Weighted-average shares outstanding for basic earnings per share	20,647,426	20,407,958	20,638,116	20,375,446

Effect of dilutive securities:
Employee stock options	54,577	-	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	20,702,003	20,407,958	20,638,116	20,375,446

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	-	74,732	20,005	56,373

Note 4 - Coronavirus Aid, Relief and Economic Security Act

Paycheck Protection Program Loan (PPP Loan)

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to extend liquidity to small businesses and assist in retaining employees during the COVID-19 pandemic. On April 23, 2020, GSE was approved for and on the next day received a $10 million loan pursuant to a Paycheck Protection Program Note (the “PPP Loan”) from Citizens Bank, N.A. pursuant to the CARES Act.  Pursuant to the CARES Act, the PPP Loan was guaranteed by the U.S. Small Business Administration (“SBA”) and eligible for forgiveness under certain circumstances. Repayment of the PPP Loan was scheduled to begin on August 9, 2021.

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

We realized all possible PPP Loan forgiveness expenses through the 24 week coverage period during the 2020 fiscal year. We applied for forgiveness in Q1 of 2021 with expected response in Q2 of 2021 (although the exact timing of a response from the SBA is not free from doubt). Any balance unforgiven by the SBA and accruing 1% interest since inception will be payable starting on the date instructed by the SBA and in equal monthly payments with the final balance due by April 23, 2022. Loan forgiveness is achieved by applying for forgiveness with the Company’s lender, the Bank, with expenses eligible for forgiveness as incurred and receiving final clearance from the SBA. The Bank has successfully completed their review and provided the loan forgiveness application and support to the SBA on February 26, 2021. SBA provided through regulation that its process would take no more than 90 days. Upon receipt of the funds, a Loan Payable – PPP balance of $10 million was recorded and related interest expense is being accrued. As of June 30, 2021, GSE reported the loan balance and accrued interest as a short term payable.

The PPP Loan contains events of default and other provisions customary for a loan of this type. The Payroll Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, and (2) 100% of the principal amount of the loan is guaranteed by the Small Business Administration.

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

As of June 30, 2021, we had $10 million of principal remained outstanding on the PPP Loan together with accrued interest of $118 thousand as debt, which are classified as current in our consolidated balance sheets. We recorded $25 and $50 thousand of interest expense during the three and six months ended June 30, 2021.

On August 5, 2021, the Company received approval from Small Business Administration ("SBA") that the PPP loan including all accrued interest thereon was forgiven. (See Note 17).

Employee Retention Credits (ERC)

Employee retention tax credits made available under the CARES Act allow eligible employers claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees after December 31, 2020, through June 30, 2021. During the second quarter of 2021, we performed analysis to determine our eligibility for the Employee Retention Credit for the first quarter of 2021. We amended certain payroll tax filings and applied for a refund of $2.4 million in June 2021. For the second quarter of 2021, we have applied for a refund of $1.8 million from the IRS with the timely filing of Form 941 and have already recognized a benefit of $0.9 million in value from unremitted payroll taxes as allowable. We believe we are also eligible to receive the employee retention credit in the third quarter of 2021 and we are reducing our payroll taxes as permitted under the Coronavirus Aid, Relief and Economic Security Act.

Note 5 - Contract Receivables

Contract receivables represent our unconditional rights to consideration due from our domestic and international customers. We expect to collect all contract receivables within the next twelve months.

The components of contract receivables were as follows:

(in thousands)	June 30, 2021	December 31, 2020

Billed receivables	$4,004	$5,694
Unbilled receivables	7,577	5,160
Allowance for doubtful accounts	(213)	(360)
Total contract receivables, net	$11,368	$10,494

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

During the six months ended June 30, 2021 and 2020, we recorded bad debt (recovery) expense of $(133) thousand and $93 thousand, respectively.

During the month of July 2021, we invoiced $2.9 million of the unbilled amounts as of the three months ended June 30, 2021.

As of June 30, 2021 and December 31, 2020, we had no customer that accounted over 10% of our consolidated contract receivables.

Note 6 - Goodwill and Intangible Assets

During the three months ended March 31, 2020, we recognized an impairment charge of $4.3 million certain intangible assets as a result of the affect of the COVID-19 pandemic on our operations. This analysis did not evidence impairment of goodwill.

Our Step 1 goodwill impairment analysis includes the use of a discounted cash flow model that requires management to make assumptions regarding estimates of growth rates used to forecast revenue, operating margin and terminal value as well as determining the appropriate risk-adjusted discount rates and other factors that impact fair value determinations.

The Company monitors operating results and events and circumstances that may indicate potential impairment of intangible assets. The Company’s intangible assets impairment analysis includes the use of undiscounted cash flow and discounted cash flow models that requires management to make assumptions regarding estimates of growth rates used to forecast revenue, operating margin and terminal value as well as determining the appropriate risk adjusted discount rates and other factors that impact fair value determinations.

Management concluded that there were no triggering events that occurred during the three and six months ended June 30, 2021.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangible assets:

(in thousands)	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$8,628	$(6,005)	$2,623
Trade names	1,689	(1,064)	625
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreement	527	(383)	144
Alliance agreement	527	(330)	197
Others	167	(167)	-
Total	$12,442	$(8,853)	$3,589

(in thousands)	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impact of Impairment	Net
Amortized intangible assets:
Customer relationships	$11,730	$(5,504)	$(3,102)	$3,124
Trade names	2,467	(1,020)	(778)	669
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	949	(336)	(422)	191
Alliance agreement	527	(277)	-	250
Others	167	(167)	-	-
Total	$16,744	$(8,208)	$(4,302)	$4,234

Amortization expense related to definite-lived intangible assets totaled $0.3 million and $0.4 million for the  three months ended June 30, 2021 and 2020 and $0.6 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years and thereafter:

(in thousands)
Years ended December 31:
2021 remainder	$569
2022	911
2023	640
2024	435
2025	335
Thereafter	699
Total	$3,589

Note 7 -  Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements, net consist of the following:

(in thousands)
	June 30, 2021	December 31, 2020
Computer and equipment	$2,226	$2,229
Software	2,010	1,695
Leasehold improvements	659	660
Furniture and fixtures	839	848
	5,734	5,432
Accumulated depreciation	(4,943)	(4,816)
Equipment, software and leasehold improvements, net	$791	$616

Depreciation expense was $147 thousand and $178 thousand for the six months ended June 30, 2021 and 2020, respectively. Capitalization of internal-use software cost of $165 thousand and $315 thousand were recorded in software for the three and six months ended June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

For the six months ended June 30, 2021, we did not have any transfers into or out of Level 3.

The following table presents assets measured at fair value at June 30, 2021:

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

Note 9 - Stock-Based Compensation

We recognize compensation expense for all equity-based compensation awards issued to employees and directors that are expected to vest. Stock compensation is calculated based upon the fair value of awards as of the grant date. During the three months ended June 30, 2021 and 2020, we recognized $0.5 million in stock-based compensation expense and $0.2 million of stock-based compensation expense related to equity awards, respectively. We recognized $0.5 million and $0.3 million of stock-based compensation expense related to equity awards for the six months ended June 30, 2021 and 2020, respectively, under the fair value method. In addition to the equity-based compensation expense recognized, the Company recognized stock-based compensation related to the change in the fair value of cash-settled restricted stock units (RSUs) $0 thousand and $6 thousand for the six months ended June 30,2021 and 2020, respectively. There was no change in the fair value of cash settled RSUs for the three months ended June 30, 2021 and 2020.

During the three and six months ended June 30, 2021, we granted approximately 804,661 time-based RSUs with an aggregate fair value of approximately $1.4 million, respectively. During the three and six months ended June 30, 2020, we granted approximately 10,000 and 40,000 time-based RSUs with an aggregate fair value of $10 thousand and $31 thousand, respectively. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, and the remainder vest annually in equal amounts over the course of one to three years.
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
During the three and six months ended June 30, 2021, we did not grant any performance-based RSUs to employees.
During the three months ended June 30, 2020, we did not grant any performance-based RSUs to employees and during the six months ended June 30, 2020, we granted approximately 510,000 performance-based RSUs to key employees with an aggregate fair-value of $0.6 million. These awards vest over three years based upon achieving certain financial metrics achieved during fiscal 2022 for revenue and Adjusted EBITDA. The Company did not grant any stock options for three and six months ended June 30, 2021 and 2020.

Note 10 - Debt

On December 29, 2016, we entered a 3-year $5.0 million revolving line of credit facility with the Bank to fund general working capital needs and acquisitions. On May 11, 2018, we entered into the Amended and Restated Credit and Security Agreement (the “Credit Agreement” or the “Credit Facility”) to (a) expand the $5.0 million revolving line of credit (the “RLOC”) to include a letter of credit sub-facility and not be subject to a borrowing base and (b) to add a $25 million term loan facility, available to finance permitted acquisitions over the following 18 months. The credit facility was subject to certain financial covenants and reporting requirements  and was scheduled to mature on May 11, 2023 and accrue interest at the USD LIBOR, plus a margin that varies depending on our overall leverage ratio. The RLOC had required monthly payments of only interest, with principal due at maturity, while our term loan draws required monthly payments of principal and interest based on an amortization schedule. Our obligations under the Credit Agreement are guaranteed by our wholly owned subsidiaries, Hyperspring, Absolute, True North, DP Engineering and by any future material domestic subsidiaries (collectively, “the Guarantors”).

During 2020, the COVID-19 pandemic impacted our operations and our projected ability to comply with certain financial covenants. As such, we amended the credit facility at various dates in 2020 to revise our fixed charge ratio and leverage ratio requirements as well as our Adjusted EBITDA requirement.

In exchange for relaxed covenants or waivers of covenants for certain periods, we were required to curtail our term debt. During 2020, we repaid approximately $18.5 million of term debt and we were required to maintain certain levels or USA liquidity, which are tested bi-weekly.

On March 29, 2021, due to a projected violation of Q1 2021 leverage ratio, we signed the Ninth Amendment and Reaffirmation Agreement with an effective date of March 29, 2021, with our bank to waive the fixed charge coverage ratio and leverage ratio for the quarters ending March 31 and June 30, 2021, and we agreed, for each quarter thereafter, that the fixed charge coverage ratio shall not be less than 1.10 to 1.00. In addition, we agreed to not exceed a maximum leverage ratio and starting on September 30, 2021 as follows: (i) 3.25 to 1.00 for the period ending September 30, 2021; (ii) 3.00 to 1.00 for the period ending on December 31, 2021, (iii) 2.75 to 1.00 for the period ending March 31, 2022; (iv) 2.50 to 1.00 for the period ending June 30, 2022 and (v) 2.00 to 1.00 for the periods ending September 30, 2022 and each December 31st, March 31st, June 30th and September 30th thereafter. We are also required to maintain a minimum of $2.5 million in aggregate USA liquidity. As part of the amendment, we agreed, at closing, (i) to make a $0.5 million pay down of RLOC; (ii) RLOC commitment to be reduced to $4.25 million; and (iii) $0.5 million of RLOC will only be available for issuance of Letters of Credit. We also agreed to pay $0.5 million to reduce RLOC to $3.75 million by June 30, 2021 and to $3.5 million by September 30, 2021. Commencing December 31, 2021 and on the last day of each quarter, we will pay $75 thousand to reduce the RLOC. We incurred $25 thousand fees related to this amendment during the year ended December 31, 2020.

We have experienced delays in commencing new projects and thus our ability to recognize revenue has been delayed for some contracts. Reductions in orders and other negative changes to orders experienced at the beginning of the pandemic have started to reverse in 2021, but not at the level expected as ongoing COVID concerns continue to hinder the pace of recovery. This deterioration in the recovery plan has resulted in breaching the Minimum Liquidity ratio subsequent to June 30, 2021 and projected breaching the Leverage and Fixed Charges ratio covenant.

Revolving Line of Credit (“RLOC”)

During the six months ended June 30, 2021, we paid for $1.5 million and had a draw of $0.8 million on our RLOC. As of June 30, 2021, we had outstanding borrowings of $2.3 million under the RLOC and three letters of credit totaling $933 thousand outstanding to certain of our customers. The total borrowing capacity under RLOC was $3.8 million as of June 30, 2021. After consideration of letters of credit, and the $0.5 million reserved for issuance of new letters of credit, there was no amount available for borrowing under the RLOC.

We intend to continue using the RLOC for short-term working capital needs when capacity is available and the issuance of letters of credit in connection with business operations provided, we remain in compliance with our covenants. As discussed above, we signed the Ninth Amendment on our credit facility as such our covenants have been waived through June 30, 2021. Letter of credit issuance fees range between 1.25% and 2.00% of the value of the letter of credit, depending on our overall leverage ratio. We pay a fee for unused RLOC quarterly based on the average daily unused balance.

Note 11 - Product Warranty

We accrue for estimated warranty costs at the time the related revenue is recognized and based on historical experience and projected claims. Our System Design and Build contracts generally include a one base warranty on the systems. The portion of our warranty provision expected to be incurred within 12 months is classified as current within accrued warranty and totals $547 thousand, and the remaining $197 thousand is classified as long-term within other liabilities.

The activity in the accrued warranty accounts during the current period is as follows:

(in thousands)
Balance at January 1, 2021	$922
Current period provision	(124)
Current period claims	(54)
Currency adjustment	-
Balance at June 30, 2021	$744

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
The following table represents a disaggregation of revenue by type of goods or services for three and six months ended June 30, 2021 and 2020, along with the reporting segment for each category:

(in thousands)	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Performance Improvement Solutions segment
System Design and Build	$1,227	$3,249	$3,089	$7,062
Point in time	-	-	-	-
Over time	1,227	3,249	3,089	7,062

Software and Support	766	723	1,579	1,633
Point in time	127	444	222	1,084
Over time	639	279	1,357	549

Training and Consulting Services	4,869	4,300	9,275	9,288
Point in time	16	19	84	48
Over time	4,853	4,281	9,191	9,240

Nuclear Industry Training and Consulting segment
Training and Consulting Services	6,660	6,068	12,683	14,062
Point in time	163	-	249	-
Over time	6,497	6,068	12,434	14,062

Total revenue	$13,522	$14,340	$26,626	$32,045

The following table reflects revenue recognized in the reporting periods presented that was included in contract liabilities from contracts with customers as of the beginning of the periods presented:

(in thousands)	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue recognized in the period from amounts included in billings in excess of revenue earned at the beginning of the period	$1,115	$939	$3,304	$4,701
Note 13 - Income Taxes

The following table presents the provision for (benefit from) income taxes and our effective tax rates:

(in thousands)	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income (loss) before income taxes	$3,227	$(1,969)	$987	$(8,357)
(Benefit from) provision for income taxes	(4)	180	(39)	50
Effective tax rate	(0.1)%	(9.1)%	(4.0)%	(0.6)%

Our income tax benefit for the interim periods presented is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax benefit for the six months ended June 30, 2021 was comprised mainly of foreign tax benefit and state tax expense. Total income tax expense for the six months ended June 30, 2020 was comprised mainly of foreign and state tax expense.
Our effective income tax rate was (0.1)% and (4.0)% for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2021, the difference between our income tax benefit at an effective tax rate of (0.1)% and (4.0)% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, and discrete item adjustments for U.S. and foreign taxes. For the three and six months ended June 30, 2020, the difference between our income tax expense at an effective tax rate of (9.1)% and (0.6)%, respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. and China subsidiaries, and discrete item adjustments for U.S. and foreign taxes.

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

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that we will continue to assess a full valuation allowance on our U.S., China, and Slovakia net deferred assets as of June 30, 2021. We have determined that it is not more likely than not that the Company will realize the benefits of its deferred taxes in the U.S. and foreign jurisdictions.

Note 14 - Leases

According to ASC 842 Leases (Topic 842), for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Leases generally have remaining terms of one to six, whereas leases with an initial term of twelve months or less are not recognized on our consolidated balance sheet. We recognize lease expense for minimum lease payments on a straight-line basis over the term of the lease. We maintain leases of office facilities and equipment, and certain leases include options to renew or terminate. Renewal options are exercisable based upon our discretion and vary based on the nature of each lease, with renewal periods generally ranging from one to five. The term of the lease includes renewal periods, only if we are reasonably certain that we will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, we consider several factors, including but not limited to, the cost of moving to another location, the cost of disruption to our operations, the purpose or location of the leased asset and the terms associated with extending the lease.

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

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets (in thousands):

		As of
Operating Leases	Classification	June 30, 2021	December 31, 2020

Leased Assets
Operating lease - right of use assets	Long term assets	$1,279	$1,562

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	1,099	1,138
Operating lease liabilities	Long term liabilities	1,315	1,831
		$2,414	$2,969

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

The table below summarizes lease income and expense recorded in the consolidated statements of operations incurred during the three and six months ended June 30, 2021 and 2020, (in thousands):

		Three months ended		Six months ended
Lease Cost	Classification	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Operating lease cost (1)	Selling, general and administrative expenses	$177	$321	$369	$418
Short-term leases costs (2)	Selling, general and administrative expenses	14	1	30	1
Sublease income (3)	Selling, general and administrative expenses	(32)	(32)	(64)	(64)
Net lease cost		$159	$290	$335	$355

(1) Includes variable lease costs which are immaterial.
(2) Includes leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of two tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of June 30, 2021 are as follows (in thousands):

(in thousands)	Gross Future Minimum Lease Payments
2021 remainder	$613
2022	1,171
2023	638
2024	122
2025	10
Thereafter	3
Total lease payments	$2,557
Less: Interest	143
Present value of lease payments	$2,414

We calculated the weighted-average remaining lease term, presented in years below and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, we use the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years) Operating leases	2.24	2.64

Weighted-average discount rate Operating leases	5.00%	5.00%

The table below sets out the classification of lease payments in the consolidated statement of cash flows.

(in thousands)	Six months ended
Cash paid for amounts included in measurement of liabilities	June 30, 2021	June 30, 2020
Operating cash flows used in operating leases	$639	$675

Note 15 - Segment Information

We have two reportable business segments. The Performance Improvement Solutions segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve. Solutions include simulation for both training and engineering applications. Example engineering services include, but are not limited to, plant design verification and validation, thermal performance evaluation and optimization programs, and engineering programs for plants for ASME code and ASME Section XI. The Company provides these services across all market segments through our Performance, True North consulting, and DP Engineering subsidiaries. Example training applications include turnkey and custom training services. Contract terms are typically less than two.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant:

	Three months ended		Six months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue:
Performance	$6,862	$8,273	$13,943	$17,984
NITC	6,660	6,067	12,683	14,061
Total revenue	13,522	14,340	26,626	32,045

Operating loss
Performance	(1,131)	(695)	(2,534)	(1,967)
NITC	(230)	(297)	(1,014)	(856)
Litigation	-	(861)	-	(861)
Loss on impairment	-	-	-	(4,302)

Operating loss	(1,361)	(1,853)	(3,548)	(7,986)

Interest expense, net	(49)	(187)	(103)	(428)
Gain on derivative instruments, net	-	47	-	4
Other income, net	4,637	24	4,638	53
Income (loss) before income taxes	$3,227	$(1,969)	$987	$(8,357)

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

Note 17 - Subsequent Events
On August 2, 2021, the Company breached the Minimum Liquidity Covenant on the outstanding RLOC per the 9th amendment to the credit facility. On August 13, 2021, the Company executed a waiver agreement with the Bank for the aforementioned breach, as well as, for the for the minimum liquidity covenant for the measurement period ended August 15, 2021. As such, the Bank waives the right to declare default on any outstanding balances based solely on the Covenant Violations.

On August 5, 2021, the Company received the official notification of forgiveness from the SBA with a forgiveness payment date of July 30, 2021. The forgiveness of the PPP Loan will be recognized during the Company’s third fiscal quarter ending September 30, 2021.

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

Early in 2020 as the pandemic unfolded, the end markets that GSE serves, namely the power industries, delayed the essential services and dramatically cut back on non-essential services. Although this impacted GSE, as an essential services provider to an essential industrial base, GSE benefited from maintaining a baseline of business to continue and align itself to the realities of the pandemic. As GSE enters into 2021, the effects of the pandemic are still impacting the end markets we serve, but those effects may be mitigated for a number of factors, including the following: the pandemic largely has had a targeted effect on the population; there now are a number of vaccines in the market being distributed and, despite logistical challenges, making solid progress for those in most need; the economy of the United States has not had as much disruption as was initially feared which has benefited our end markets; and most importantly the end markets of GSE seem poised to spend to catch up on essential services that had been delayed as a result of the pandemic. In the end of 2020 and the beginning of 2021, we have had a number of significant contract wins that have been publicly announced, which we hope will be a harbinger of a more solid 2021 business environment.

On April 23, 2020, we received $10 million in funds under the Paycheck Protection Program (PPP), a part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan was serviced by Citizens Bank (the “Bank”), and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We used funds for payroll and related costs, rent and utilities. The receipt of these funds, and the forgiveness of the PPP Loan attendant to these funds, is dependent on our ability to adhere to the forgiveness criteria. The PPP Loan bears interest at a rate of 1% per annum and matures on April 23, 2022, with the first payment deferred until September 2021. Under the terms of the PPP Loan, certain amounts may be forgiven if they are used in accordance with the CARES Act. On August 5, 2021, the Company received approval from Small Business Administration (“SBA”) that the PPP loan including all accrued interest thereon was forgiven. (See Note 17).

GSE entered into a contract with a subcontractor to purchase large equipment from Siemens to build a simulator for project SLE-005 in December 2018. The total contract price was about $2.7 million and included VAT taxes of approximately $450 thousand. GSE paid the VAT taxes and had pursued the collection of this VAT refund for a couple of years. In May 2021, we were informed that this VAT refund was no longer collectable. As a result, we wrote off this VAT receivable.

During the second quarter of 2021, we performed analysis to determine our eligibility for the Employee Retention Credit for the first quarter of 2021. We amended certain payroll tax filings and applied for a refund of $2.4 million dollars in April 2021. For the second quarter of 2021, we have applied for a refund of $1.8 million dollars from the IRS with the timely filing of Form 941 and have already recognized a benefit of $0.9 million dollars in value from unremitted payroll taxes as allowable. We believe we are also eligible to receive the employee retention credit in the third quarter of 2021 and we are reducing our payroll taxes as permitted under the Coronavirus Aid, Relief and Economic Security Act.

General Business Environment

We operate through two reportable business segments: Performance Improvement Solutions and Nuclear Industry Training and Consulting (NITC). The NITC segment is referred to as workforce solutions to account for the increasing activity outside of our core nuclear industry focus. Each segment focuses on delivering solutions to customers within our target markets. Marketing and communications, accounting, finance, legal, human resources, corporate development, information systems and other administrative services are organized at the corporate level. Business development and sales resources are generally aligned with each segment to support existing customer accounts and new customer development. The business units collaborate to facilitate cross-selling and the development of new solutions. The following is a description of our business segments:

Performance Improvement Solutions (approximately 52% of revenue at June 30, 2021)

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

Nuclear Industry Training and Consulting (approximately 48% of revenue at June 30, 2021)

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

Business Strategy

Serve existing customers and adjacencies with compelling solutions, with a focus on decarbonization:

Our objective has been to create a leading business focused on decarbonizing the power industries by providing a diverse set of highly unique and essential services and technologies. GSE is now one of the leading, publicly traded engineering and technology companies serving the zero-carbon energy sector of nuclear power and adjacent nuclear markets in DOE, US Navy and related defense sectors. As a result of this effort and established leadership position in key sectors, GSE is positioned to expand into essential clean energy opportunities that may arise such as wind, solar, hydrogen production, and others. In 2021, we will focus on organic growth in the sectors we serve by: cross selling and upselling in our existing markets as we focus on delivering significant value to our customers in a manner of excellence; creating new and compelling solutions in-house as a result of advancing our technology offerings in sponsorship with industry early adopters focused on critical business need; developing new services as a result of combining the expertise of the Company;  and expanding into compelling adjacent markets such as clean energy as they may arise with renewed sales focus.

Cross sell and upsell into existing markets:

GSE has spent the past several years executing an acquisition strategy to rollup providers of essential services to the industry. To ensure efficient and streamlined operations for the business, the Company has consolidated all of the engineering services together into one organization with one leader; and the NITC teams together as one team under one leader. The business units operating uniformly within their respective structure. As such, the opportunity to cross-sell the capabilities across the entire customer base is greatly enhanced. This further differentiates GSE as a unique provider to industry vs. providers of specific niche services. The unified go-to market efforts, such as cross-selling capability should lead to greater share of available spending within the customer base, which in turn should lead to significant upselling opportunity. As a result of a rejuvenated marketing effort, the Company is equipped to take this new approach to market. In particular, with the US government rejoining the Paris Climate Agreement and driving to decarbonize the energy grid by 2035, and creating a carbon neutral economy by 2050, decarbonization of the energy sector will require significant investment for decades to come. As a key provider of essential services to the power sector, with a focus on decarbonization, GSE is poised to benefit from and exploit this investment.

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

One area of significant recent enhancement is in improving the thermal performance of power plants. We have introduced the next generation platform in TSM Enterprise, providing the technology solution to centralize and continuously monitor plant thermal performance. The solution benefits our customers by automating standardized reporting in modern dashboards available to engineers and decision makers across the fleet, leveraging automation to facilitate troubleshooting plant performance issues, reducing time and error with direct access to source data, and applying industry guidelines for problem resolution. This platform also supports integration with Data Validation and Reconciliation (DVR) (implemented by GSE’s True North division) that enhances the quality of data for analysis and decision making, provides a solution to better detect and identify faulty measurements/sensors and thus reduce maintenance costs by focusing on critical components.

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

- Strengthen and develop our talent while delivering high-quality solutions. Over the past several years GSE has assembled a unique and highly experienced group of talented individuals through organic growth and strategic acquisition. Our Engineering team comprised of design, simulation, regulatory compliance, and performance optimization capabilities is unique to the industry and capable of addressing the entire power generation life cycle.

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

Employees

As of June 30, 2021, we had approximately 381 employees, which includes approximately 194 employees in our Performance segment and approximately 187 employees in our NITC segment.

Backlog

As of June 30, 2021, we had approximately $37.5 million of total gross revenue backlog, which included $27.7 million of Performance backlog and $9.8 million of NITC backlog. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third-party or pass-through costs to subcontractors and other parties. Because backlog is not a GAAP measurement, our computation of backlog may not necessarily be comparable to that of our industry peers.

Product and Services

- Performance Improvement Solutions

Our engineering team, comprised of design, simulation, regulatory compliance, and performance optimization capabilities is unique to the industry and capable of addressing the entire power generation life cycle. As we move forward in alignment with client and industry goals targeting clean energy production and overall decarbonization we are positioned to be at the forefront in three critical areas:

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

Results of Operations

The following table sets forth our results of operations, expressed in thousands of dollars and as a percentage of revenue:

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	$	%	$	%	$	%	$	%
Revenue	$13,522	100.0%	$14,340	100.0%	$26,626	100.0%	$32,045	100.0%
Cost of revenue	10,833	80.1%	10,778	75.2%	21,009	78.9%	24,368	76.0%
Gross profit	2,689	19.9%	3,562	24.8%	5,617	21.1%	7,677	24.0%

Operating expenses:
Selling, general and administrative	3,522	26.0%	4,722	32.9%	7,256	27.3%	9,670	30.2%
Research and development	154	1.1%	179	1.2%	311	1.2%	389	1.2%
Restructuring charges	-	0.0%	-	0.0%	808	3.0%	10	0.0%
Loss on impairment	-	0.0%	-	0.0%	-	0.0%	4,302	13.4%
Depreciation	71	0.5%	70	0.5%	147	0.6%	178	0.6%
Amortization of definite-lived intangible assets	303	2.2%	444	3.1%	643	2.4%	1,114	3.5%
Total operating expenses	4,050	30.0%	5,415	37.8%	9,165	34.4%	15,663	48.9%
Operating loss	(1,361)	(10.1)%	(1,853)	(12.9)%	(3,548)	(13.4)%	(7,986)	(25.0)%
Interest expense, net	(49)	(0.4)%	(187)	(1.3)%	(103)	(0.4)%	(428)	(1.3)%
Gain on derivative instruments, net	-	0.0%	47	0.3%	-	0.0%	4	0.0%
Other income, net	4,637	34.3%	24	0.2%	4,638	17.4%	53	0.2%
Income (loss) before income taxes	3,227	23.9%	(1,969)	(13.7)%	987	3.7%	(8,357)	(26.1)%
(Benefit from) provision for income taxes	(4)	0.0%	180	1.3%	(39)	(0.1)%	50	0.2%
Net income (loss)	$3,231	23.9%	$(2,149)	(15.0)%	$1,026	3.9%	$(8,407)	(26.2)%

Revenue

Revenue for the three months ended June 30, 2021 totaled $13.5 million, which was 6% less than the $14.3 million of revenue for the three months ended June 30, 2020. Revenue for the six months ended June 30, 2021 totaled $26.6 million, which was 17% less than the $32.0 million of revenue for the six months ended June 30, 2020.

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	Change		June 30, 2021	June 30, 2020	Change
Revenue:			$	%			$	%
Performance	$6,862	$8,273	(1,411)	(17)%	$13,943	$17,984	(4,041)	(22)%
NITC	6,660	6,067	593	10%	12,683	14,061	(1,378)	(10)%
Total revenue	$13,522	$14,340	(818)	(6)%	$26,626	$32,045	(5,419)	(17)%

Performance Improvement Solutions revenue decreased by 17% from $8.3 million  to $6.9 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in revenue was primarily due to lower orders on the simulator part of the business, but offsetting with improvements in specialized engineering and consulting services. We recorded total Performance Improvement Solutions orders of $5.8 million and $7.1 million for the three months ended June 30, 2021 and 2020, respectively.

Performance Improvement Solutions revenue decreased by 22% from $18.0 million to $13.9 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of revenue was primarily due to several significant SDB projects ended in the prior fiscal year and delays in commencing new contracts remotely due to the COVID-19 pandemic. We recorded total Performance Improvement Solutions orders of $11.4 million and $12.5 million for the six months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021, Nuclear Industry Training and Consulting (workforce solutions) revenue increased by 10% to $6.7 million compared to revenue of $6.1 million for the three months ended June 30, 2020. The increase was primarily due to a large new customer contract which started in Q1 2021. We recorded total new orders of $5.0 million and $(0.3) million for the three months ended June 30, 2021 and 2020, respectively

For the six months ended June 30, 2021, Nuclear Industry Training and Consulting (workforce solutions) revenue decreased by 10% to $12.7 million compared to revenue of $14.1 million for the six months ended June 30, 2020. The decrease in revenue was primarily due to stoppage of existing projects and ending of some large projects resulting in a reduction in demand for staffing from our major customers. We recorded total new orders of $12.4 million and $14.0 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, our backlog was $37.5 million, of which, $27.7 million was attributed to the Performance segment and $9.8 million was attributed to the Nuclear Industry Training and Consulting (workforce solutions) segment. As of December 31, 2020, our backlog was $40.4 million with $30.3 million attributed to our Performance segment and $10.1 million to Nuclear Industry Training and Consulting (workforce solutions).

Gross Profit

Gross profit was $2.7  million or 19.9% of revenue and $3.6 million or 24.8% of revenue for the three months ended June 30, 2021 and 2020 , respectively. Gross profit was $5.6 million or 21.1% of revenue and $7.7 million or 24.0% of revenue for the six months ended June 30, 2021 and 2020, respectively.

(in thousands)	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	$	%	$	%	$	%	$	%
Gross profit:
Performance Improvement Solutions	$1,760	25.6%	$2,730	33.0%	$3,952	28.3%	$5,758	32.0%
Nuclear Industry Training and Consulting	929	13.9%	832	13.7%	1,665	13.1%	1,919	13.6%
Total gross profit	$2,689	19.9%	$3,562	24.8%	$5,617	21.1%	$7,677	24.0%

The Performance Improvement Solutions segment’s gross profit decreased by $970 thousand during three months ended June 30, 2021 over three months ended June 30, 2020. The Performance Improvement Solutions segment’s gross profit decreased by $1.8 million during six months ended June 30, 2021 over six months ended June 30, 2020. The decrease is primarily related to lower revenue, underutilization of staff and several significant SDB projects completed in the prior year that were not replaced with new orders.

The Nuclear Industry Training and Consulting (workforce solutions) segment’s gross profit increased by $97 thousand during three months ended June 30, 20201 over three months ended June 30, 2020. The Nuclear Industry Training and Consulting (workforce solutions) segment’s gross profit decreased by $254 thousand during six months ended June 30, 2021 over six months ended June 30, 2020. The decrease in gross profit was primarily driven by a decrease in revenue in the NITC business and new contracts undertaken at lower margins, partially offset by a reduction in direct costs.

Selling, general and administrative expenses (“SG&A”)

Selling, general and administrative (SG&A) expenses totaled $3.5 million and $4.7 million for the three months ended June 30, 2021 and 2020, respectively. Selling, general and administrative (SG&A) expenses totaled $7.3 million and $9.7 million for the six months ended June 30, 2021 and 2020, respectively. Fluctuations in the components of SG&A spending were as follows.

	Three months ended		Six Months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Corporate charges	$2,632	$2,792	$5,390	$6,471
Business development	749	810	1,516	1,746
Facility operation & maintenance (O&M)	268	255	468	491
Provision for loss on legal settlement	-	861	-	861
Bad debt (recovery) expense	(137)	-	(133)	93
Other	10	4	15	8
Total	$3,522	$4,722	$7,256	$9,670

Corporate charges

During the three months ended June 30, 2021, corporate charges decreased by $0.2 million over the same period of the prior year. During the six months ended June 30, 2021 corporate charges decreased by $1.1 million over the same period of the prior year. The decrease was primarily due to a reduction of external legal, audit and temporary worker’s fees of $0.9 million during the six months ended June 30, 2021.

Business development expenses

Business development expense decreased $0.1 million during the three months ended June 30, 2021 over the same period of the prior fiscal year. Business development expense decreased $0.2 million during the six months ended June 30, 2021 over the same period of the prior fiscal year. The decrease was primarily due to lower commission costs and reduced headcount during the six months ended June 30, 2021.

Facility operation & maintenance (“O&M”)

Facility O&M expenses increased $13 thousand for three months ended June 30, 2021, compared to the same period in 2020. The increase was mainly due to a utility fee during the three months ended June 30, 2021. Facility O&M expenses decreased $23 thousand for six months ended June 30, 2021, compared to the same period in 2020. The decrease in facility O&M during fiscal 2021 was mainly due to lease terminations in the first half of 2020.

Bad debt (recovery) expense

We recorded $(133) thousand and $93 thousand of bad debt (recovery) expense during the six months ended June 30, 2021 and 2020, respectively. The bad debt recovery as of June 30, 2021 was driven by payment received for previously recorded bad debt.

Research and development

Research and development costs consist primarily of software engineering personnel and other related costs. Research and development costs, net of capitalized software, totaled $154 thousand and $179 thousand for the three months ended June 30, 2021 and 2020, respectively. Research and development costs totaled $311 thousand and $389 thousand for the six months ended June 30, 2021 and 2020, respectively. The decrease was mainly due to lower headcount.

Restructuring

There was no restructuring cost recorded during three months ended June 30, 2021 and 2020. During the six months ended June 30, 2021 and 2020, we recorded restructuring charges of $808 thousand and $10 thousand, respectively. The increase was mainly due to final charges related to the liquidation of our Sweden operations during the period, pursuant to our foreign restructuring plan.

Loss on impairment of goodwill and definite-lived intangible assets

No impairment was recorded during the three and six months ended June 30, 2021. We recognized a $4.3 million intangible asset impairment during the three and six months ended June 30, 2020.

Depreciation

We recorded depreciation expense of $71 thousand and $70 thousand for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $147 thousand and $178 thousand for the six months ended June 30, 2021 and 2020, respectively. The reduction of $31 thousand for the six months ended June 30, 2021 over the same period in 2020 was due primarily to assets becoming fully depreciated in 2021.

Amortization of intangible assets

Amortization expense related to definite-lived intangible assets totaled $0.3 million and $0.4 million for the three months ended June 30, 2021 and 2020 and $0.6 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in amortization expense was primarily due to the reduction in the carrying value of DP Engineering’s intangible assets due to the $4.3 million impairment in Q1 2020.

Interest expense, net

Interest expense totaled $49 thousand and $187 thousand for the three months ended June 30, 2021 and 2020, respectively. Interest expense totaled $103 thousand and $428 thousand for the six months ended June 30, 2021 and 2020, respectively. The decrease for the three and six month periods was due to a reduction in total indebtedness compared to six months ended June 30, 2020.

Other income, net

For the three months ended June 30, 2021 and 2020, we recognized other income, net of $4.6 million and $24 thousand, respectively. For the six months ended June 30, 2021 and 2020, we recognized other income, net of $4.6 million and $53 thousand, respectively. The increase was primarily due to the recording of $5.1 million Employee Retention Credit during the period offset by a VAT write-off of $0.5 million, We paid a VAT taxes for subcontractor equipment purchase and had pursued the collection of this VAT refund for a couple of years. In May of 2021, we were informed by our tax advisor that this VAT refund was no longer collectable.

Income taxes benefit

Income tax expense (benefit) for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax benefit of $4 thousand and tax expense of $180 thousand for the three months ended June 30, 2021 and 2020, respectively, were comprised mainly of foreign tax benefit or expense and state tax expense. Total income tax (benefit) expense of $(39) thousand and tax expense of $50 thousand for the six months ended June 30, 2021 and 2020, respectively, were comprised mainly of foreign tax benefit or expense and state tax expense.

Our income effective tax rate was (0.1)% and (4.0)% for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2021, the difference between our income tax benefit at an effective tax rate of (0.1)% and (4.0)% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, and discrete item adjustments for U.S. and foreign taxes.

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

Liquidity and Capital Resources

As of June 30, 2021, our cash and cash equivalents totaled $3.8 million, compared to $6.7 million as of December 31, 2020.

For the six months ended June 30, 2021 and 2020, net cash used in operating activities was $1.1 million and net cash provided by operating activities was $2.0 million, respectively. The decrease of $3.1 million in cash flows used in operating activities was primarily driven by lower than expected orders resulting in less billing in the first half of 2021 and increased collections due to large milestone payments of large projects in the prior year.
.
Net cash used in investing activities totaled $0.5 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. The increase in the cash outflow for investing activities year over year was primarily driven by the increase of capital expenditures during the six months ended June 30, 2021.

For the six months ended June 30, 2021 and 2020, net cash used in financing activities was $1.3 million and net cash provided by financing activities was $4.8 million, respectively. The decrease in cash used in financing activities of $6.0 million was driven by a repayment on term loans of $8.6 million offset by a draw on the line of credit of $3.5 million during the six months ended June 30, 2020.

Paycheck Protection Program Loan (“PPP Loan”)

We entered into the PPP Loan agreement with the Bank, which was approved and funded on April 23, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 23, 2022, and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments were automatically deferred for ten months after the last day of our covered period, or through August 9, 2021, principal and interest payments would have been due for any portion of the loan balance that was not forgiven.

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

As of June 30, 2021, we classified $10.1 million of the PPP loan as current in our consolidated balance sheets. We recorded $50 thousand of interest expense during the three months ended June 30, 2021.

On August 5, 2021, the Company received approval from Small Business Administration (“SBA”) that the PPP loan including all accrued interest thereon was forgiven. The forgiveness of the PPP Loan will be recognized during the Company’s third fiscal quarter ending September 30, 2021. (See Note 17).

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

Reductions in orders and other negative changes to orders experienced at the beginning of the pandemic have started  to reverse in 2021, but not at the level expected as ongoing COVID concerns continue to hinder the pace of recovery. This deterioration in the recovery plan has resulted in breaching the Minimum Liquidity ratio subsequent to June 30, 2021 and are projected to breach the Leverage and Fixed Charges ratio as of Q3 2021.

The PPP Loan does not factor into the expenses or liabilities used in the calculation of our debt covenants, unless we determine that more than $1 million of the original PPP Loan balance will not be forgiven.  The Bank agreed to remove its collateral agreement with the Company’s subsidiaries as part of the repayment of our outstanding term loans during the year ended December 31, 2020.

During the six months ended June 30, 2021, we paid down $1.5 million and had a draw of $0.8 million on our RLOC. As of June 30, 2021, we had outstanding borrowings of $2.3 million under the RLOC and three letters of credit totaling $933 thousand outstanding to certain of our customers. The total borrowing capacity under RLOC was $3.8 million as of June 30, 2021. After consideration of letters of credit and the $0.5 million reserved for issuance of new letters of credit, there was no amount available for borrowing under the RLOC.

We intend to continue using the RLOC for short-term working capital needs when capacity is available and the issuance of letters of credit in connection with business operations provided, we remain in compliance with our covenants. As discussed in Note 10, we entered into a 9th Amendment on our credit facility, as such our covenants have been waived through June 30, 2021. Letter of credit issuance fees range between 1.25% and 2.00% of the value of the letter of credit, depending on our overall leverage ratio. We pay an unused RLOC fee quarterly based on the average daily unused balance.

Going Concern Consideration

In 2020 we had several projects (primarily in our NITC business segment) delayed and new orders postponed because of the COVID-19 pandemic. We amended our credit facility with Citizens Bank, N.A. (“the Bank”) in 2020 based upon expected covenant violations and have been required to curtail term debt in exchange for revised financial covenants. Scheduled term loan repayments and agreed upon curtailment required us to use $18.5 million in available cash to pay-off our term debt in 2020. We signed a Ninth Amendment and Reaffirmation Agreement (the “Ninth Amendment”) with the Bank on March 29, 2021 to waive the fixed charge coverage ratio and leverage ratio for the quarters ending March 31 and June 30, 2021, and to adjust the thresholds for future covenants to ease the risk of non-compliance experienced in previous quarters (See Note 10). Our working capital position on June 30, 2021 was a deficit of $5.0 million. This working capital deficit was primarily due to the $10.1 million of current maturities on our PPP loan at June 30, 2021. On August 5, 2021, the Company received approval from Small Business Administration (“SBA”) that the PPP loan including all accrued interest thereon was forgiven. (See Note 17)

COVID-19 macroeconomic environment is considered fluid and although recovery is anticipated to steadily occur over the next 12 months, a further decline will stress our ability to meet covenant requirements. Further continuance of delays in commencing work on outstanding orders or a continued loss of orders, and further disruption of our business because of worker illness or mandated shutdowns may also exacerbate the situation. Jurisdictions where our businesses operate across the country are pushing toward re-opening places of business and government support, through the American Rescue Plan Act of 2021, will continue to support the broader economy. However, the timing of these elements taking place are not predictable and may not serve to mitigate our situation or improve our specific company’s health. Following the Ninth Amendment, our new covenant compliance remains dependent on meeting future projections, which are subject to the variability and unknown speed and extent of post-COVID-19 recovery.

Reductions in orders and other negative changes to orders experienced at the beginning of the pandemic have started reverse in 2021, but not at the level expected as ongoing COVID concerns continue to hinder the pace of recovery. This deterioration in the recovery plan has resulted in breaching the Minimum Liquidity ratio subsequent to June 30, 2021 and projected breaching the Leverage and Fixed Charges ratio covenant.

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

Non-GAAP Financial Measures

Adjusted EBITDA

References to “EBITDA” mean net (loss) income, before considering interest expense (income), provision for income taxes, depreciation and amortization. References to Adjusted EBITDA excludes provision for legal settlement, loss on impairment, impact of the change in fair value of contingent consideration, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments, acquisition-related expense and VAT write-off. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other GAAP measures, are useful to investors to evaluate the Company’s results because it excludes certain items that are not directly related to the Company’s core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation G follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$3,231	$(2,149)	$1,026	$(8,407)
Interest expense, net	49	187	103	428
Provision for income taxes	(4)	180	(39)	50
Depreciation and amortization	481	598	994	1,451
EBITDA	3,757	(1,184)	2,084	(6,478)
Provision for legal settlement	-	861	-	861
Loss on impairment	-	-	-	4,302
Employee retention credit	(5,075)	-	(5,075)	-
Restructuring charges	-	-	808	10
Stock-based compensation expense	463	177	501	324
Change in fair value of derivative instruments	-	(47)	-	(4)
Acquisition-related expense	-	7	-	188
VAT write-off	450	-	450	-
Adjusted EBITDA	$(405)	$(186)	$(1,232)	$(797)

Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Share Reconciliation

References to Adjusted Net (Loss) Income excludes the impact of provision for legal settlement, loss on impairment, impact of the change in fair value of contingent consideration, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments, acquisition-related expenses and amortization of intangible assets related to acquisitions, and VAT write-off. Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Share (adjusted EPS) are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes adjusted net (loss) income and adjusted (loss) earnings per share, in addition to other GAAP measures, are useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period, such as stock-based compensation expense. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP adjusted net (loss) income and adjusted (loss) earnings per share to GAAP net loss, the most directly comparable GAAP financial measure, is as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net income (loss)	$3,231	$(2,149)	$1,026	$(8,407)
Provision for legal settlement	-	861	-	861
Loss on impairment	-	-	-	4,302
Employee retention credit	(5,075)	-	(5,075)	-
Restructuring charges	-	-	808	10
Stock-based compensation expense	463	177	501	324
Change in fair value of derivative instruments	-	(47)	-	(4)
Acquisition-related expense	-	7	-	188
VAT write-off	450	-	450	-
Amortization of intangible assets related to acquisitions	303	444	643	1,114
Adjusted net loss	$(628)	$(707)	$(1,647)	$(1,612)

Adjusted net loss per common share – diluted	$(0.03)	$(0.03)	$(0.08)	$(0.08)

Weighted average shares outstanding used to compute adjusted net loss per share - diluted(1)	20,647,426	20,407,958	20,638,116	20,375,446

(1) During the three and six months ended June 30, 2021, we reported a GAAP net income and an adjusted net loss. Accordingly there were 54,577 of dilutive shares that were excluded in the adjusted net loss per share calculation that were included when calculating the diluted net income per common share for the three months ended June 30, 2021.

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
.
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

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2021 or at December 31, 2020 due to the existence of a material weaknesses in internal control over management’s review of reconciliations over unbilled receivables and billings in excess of revenue earned. Our remediation of these control weakness was actioned by hiring additional skilled personnel to prepare and review reconciliations over unbilled receivables and billings in excess of revenue earned.

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

Our beliefs regarding our ability to contribute to global decarbonization may be based on materially inaccurate assumptions

An objective has been to create a leading business focused on decarbonizing the power industries by providing a diverse set of highly unique and essential services and technologies, primarily to serve the nuclear power industry, which we believe will be essential to decarbonization. While we believe that nuclear power will meaningfully contribute to decarbonization, these beliefs are based on certain assumptions, including, but not limited to, the immediate impact of global warming and the inability to meaningfully address global warming without maximizing nuclear power and other alternative energy sources. To the extent our assumptions are materially incorrect or incomplete, it could adversely impact our business, prospects, financial condition and operating results due to a reduction in demand for our services.

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

Date: August 16, 2021
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)