Form 10-Q
period 2021-09-30
GSE SYSTEMS INC
filed 2021-11-15
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)

6940 Columbia Gateway Dr., Suite 470, Columbia MD	21046
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 Par Value	GVP	The NASDAQ Capital Market

There were 20,900,225 shares of common stock, with a par value of $0.01 per share outstanding as of October 31, 2021.

GSE SYSTEMS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,043	$6,702
Contract receivables, net	12,529	10,494
Prepaid expenses and other current assets	4,781	1,554
Total current assets	21,353	18,750

Equipment, software and leasehold improvements, net	792	616
Software development costs, net	575	630
Goodwill	13,339	13,339
Intangible assets, net	3,305	4,234
Operating lease right-of-use assets, net	1,161	1,562
Other assets	58	59
Total assets	$40,583	$39,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,067	$3,006
PPP Loan, current portion	-	5,034
Accounts payable	1,210	570
Accrued expenses	1,306	1,297
Accrued compensation	2,214	1,505
Billings in excess of revenue earned	4,461	5,285
Accrued warranty	560	665
Income taxes payable	1,597	1,621
Other current liabilities	1,202	2,498
Total current liabilities	14,617	21,481

PPP Loan, noncurrent portion	-	5,034
Operating lease liabilities noncurrent	1,036	1,831
Other noncurrent liabilities	256	339
Total liabilities	15,909	28,685

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 22,499,136 and 22,192,569 shares issued, 20,900,225 and 20,593,658 shares outstanding, respectively	225	222
Additional paid-in capital	80,280	79,687
Accumulated deficit	(52,727)	(65,191)
Accumulated other comprehensive loss	(105)	(1,214)
Treasury stock at cost, 1,598,911 shares	(2,999)	(2,999)
Total stockholders’ equity	24,674	10,505
Total liabilities and stockholders’ equity	$40,583	$39,190

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$14,686	$12,922	$41,312	$44,967
Cost of revenue	11,503	9,603	32,512	33,971
Gross profit	3,183	3,319	8,800	10,996
Operating expenses:
Selling, general and administrative	3,265	2,878	10,521	12,548
Research and development	149	137	460	526
Restructuring charges	(10)	185	798	195
Loss on impairment	3	-	3	4,302
Depreciation	69	76	216	254
Amortization of intangible assets	286	414	929	1,528
Total operating expenses	3,762	3,690	12,927	19,353
Operating loss	(579)	(371)	(4,127)	(8,357)

Interest expense, net	(32)	(128)	(135)	(556)
Gain on derivative instruments, net	-	31	-	35
Other income, net	12,215	(77)	16,853	(24)
Income (loss) before income taxes	11,604	(545)	12,591	(8,902)
Provision for income taxes	166	116	127	166
Net income (loss)	$11,438	$(661)	$12,464	$(9,068)

Net income (loss) per common share - basic and diluted	$0.55	$(0.03)	$0.60	$(0.44)

Weighted average shares outstanding used to compute net income (loss) per share - basic	20,863,479	20,563,452	20,714,068	20,438,571

Weighted average shares outstanding used to compute net income (loss) per share - diluted	20,863,479	20,563,452	20,714,068	20,438,571

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss)	$11,438	$(661)	$12,464	$(9,068)
Cumulative translation adjustment	(23)	84	1,109	104
Comprehensive income (loss)	$11,415	$(577)	$13,573	$(8,964)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Three Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, July 1, 2021	22,461	$225	$80,024	$(64,165)	$(82)	(1,599)	$(2,999)	$13,003

Stock-based compensation expense	-	-	283	-	-	-	-	283
Common stock issued for RSUs vested	38	-	-	-	-	-	-	-
Shares withheld to pay taxes	-	-	(27)	-	-	-	-	(27)
Foreign currency translation adjustment	-	-	-	-	(23)	-	-	(23)
Net income	-	-	-	11,438	-	-	-	11,438

Balance, September 30, 2021	22,499	$225	$80,280	$(52,727)	$(105)	(1,599)	$(2,999)	$24,674

Balance, July 1, 2020	22,150	$221	$79,676	$(63,061)	$(1,826)	(1,599)	$(2,999)	$12,011

Stock-based compensation expense	-	-	33	-	-	-	-	33
Common stock issued for RSUs vested	70	1	(1)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(32)	-	-	-	-	(32)
Foreign currency translation adjustment	-	-	-	-	84	-	-	84
Net loss	-	-	-	(661)	-	-	-	(661)

Balance, September 30, 2020	22,220	$222	$79,676	$(63,722)	$(1,742)	(1,599)	$(2,999)	$11,435

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Nine Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, January 1, 2021	22,193	$222	$79,687	$(65,191)	$(1,214)	(1,599)	$(2,999)	$10,505

Stock-based compensation expense	-	-	784	-	-	-	-	784
Common stock issued for RSUs vested	306	3	(3)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(188)	-	-	-	-	(188)
Foreign currency translation adjustment	-	-	-	-	1,109	-	-	1,109
Net income	-	-	-	12,464	-	-	-	12,464

Balance, September 30, 2021	22,499	$225	$80,280	$(52,727)	$(105)	(1,599)	$(2,999)	$24,674

Balance, January 1, 2020	21,839	$218	$79,400	$(54,654)	$(1,846)	(1,599)	$(2,999)	$20,119

Stock-based compensation expense	-	-	357	-	-	-	-	357
Common stock issued for RSUs vested	381	4	(4)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(77)	-	-	-	-	(77)
Foreign currency translation adjustment	-	-	-	-	104	-	-	104
Net loss	-	-	-	(9,068)	-	-	-	(9,068)

Balance, September 30, 2020	22,220	$222	$79,676	$(63,722)	$(1,742)	(1,599)	$(2,999)	$11,435

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income (loss)	$12,464	$(9,068)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on impairment	3	4,302
Depreciation	216	254
Amortization of intangible assets	929	1,528
Amortization of capitalized software development costs	281	248
Amortization of deferred financing costs	8	155
Gain on PPP loan forgiveness	(10,127)	-
Stock-based compensation expense	784	357
Bad debt (recovery) expense	(133)	103
Gain on derivative instruments, net	-	(35)
Deferred income taxes	-	57
Gain on sale of equipment	-	(5)
Changes in assets and liabilities:
Contract receivables, net	(1,888)	6,114
Prepaid expenses and other assets	(5,356)	983
Accounts payable, accrued compensation and accrued expenses	1,409	(1,536)
Billings in excess of revenue earned	(831)	(1,195)
Accrued warranty	(192)	(285)
Other liabilities	2,147	(332)
Net cash (used in) provided by operating activities	(286)	1,645

Cash flows from investing activities:
Capital expenditures	(392)	(4)
Proceeds from sale of equipment	-	11
Capitalized software development costs	(226)	(250)
Net cash used in investing activities	(618)	(243)

Cash flows from financing activities:
Proceeds from line of credit	800	4,200
Repayment of line of credit	(1,739)	(694)
Repayment of insurance premium	(609)	-
Repayment of long-term debt	-	(18,480)
Proceeds from Paycheck Protection Program Loan	-	10,000
Interest rate swap	-	(209)
Shares withheld to pay taxes	(188)	(77)
Deferred financing costs	-	(80)
Net cash used in financing activities	(1,736)	(5,340)
Effect of exchange rate changes on cash	(19)	(93)
Net decrease in cash and cash equivalents	(2,659)	(4,031)
Cash, cash equivalents at beginning of the period	6,702	11,691
Cash and cash equivalents at the end of the period	$4,043	$7,660

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

The consolidated interim financial statements included herein have been prepared by GSE and are unaudited. In the opinion of our management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. All intercompany accounts and transactions have been eliminated in consolidation.

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

COVID-19

GSE employees began working remotely during the first quarter of 2020 due to the COVID-19 pandemic and will continue to do so when practical and as mandated by local, state and federal directives and regulations. Employees almost entirely work from home within our Performance Improvement Solutions (“Performance”) segment, except when required to be at the client site for essential project work. Our Performance contracts, which are considered an essential service, are permitted to and mostly continue without pause; however, we have experienced certain delays in new business. For our staff augmentation business, we have seen certain contracts for our Workforce Solutions customers paused or delayed as clients reduce their own on-premise workforces to the minimum operating levels in response to the pandemic; as a result, our Workforce Solutions segment has experienced a decline in its billable employee base since the start of the pandemic. Although we cannot fully estimate the length or gravity of the impact of the COVID-19 pandemic to our business at this time, we have experienced delays in commencing new projects and thus our ability to recognize revenue has been delayed for some contracts. Reductions in orders and other negative changes to orders experienced at the beginning of the pandemic have started to reverse in 2021, but not at the level expected as ongoing COVID concerns continue to hinder the pace of recovery. We continue to closely monitor our operating expenses as a result of contract delays and have made adjustments to keep our gross profit at a sustainable level.

Going Concern

In 2020, we had several projects (primarily in our Workforce Solutions business segment) delayed and new orders postponed because of the COVID-19 pandemic. We amended our credit facility with Citizens Bank, N.A. (“the Bank”) in 2020 based upon expected covenant violations and have been required to curtail term debt in exchange for revised financial covenants. Scheduled term loan repayments and agreed upon curtailment required us to use $18.5 million in available cash to pay-off our term debt in 2020. We signed a Ninth Amendment and Reaffirmation Agreement (the “Ninth Amendment”) with the Bank on March 29, 2021 to waive the fixed charge coverage ratio and leverage ratio for the quarters ending March 31 and June 30, 2021, and to adjust the thresholds for future covenants to ease the risk of non-compliance experienced in previous quarters. We have experienced delays in commencing new projects and thus our ability to earn revenue has been delayed for these projects. Reductions in orders and other negative changes to orders experienced at the beginning of the pandemic have started to reverse in 2021, but not at the level expected as ongoing COVID concerns continue to hinder the pace of recovery. This deterioration in the recovery plan has resulted in breaching the Minimum Liquidity ratio subsequent to June 30, 2021 and we project breaching the Leverage and Fixed Charges ratio covenant (See Note 10).  Our working capital position on September 30, 2021 was $6.7 million. On August 5, 2021, the Company received approval from Small Business Administration (“SBA”) that the PPP loan including all accrued interest thereon was forgiven.

The COVID-19 macroeconomic environment is considered fluid and although recovery is anticipated to steadily occur over the next 12 months, issues that could result from the other COVID variants could cause a further decline in revenue or stress our ability to meet covenant requirements.  Jurisdictions where our businesses operate across the country are pushing toward re-opening places of business and government support, through the American Rescue Plan Act of 2021, will continue to support the broader economy. We have recorded $5.0 million of employee retention credits (“ERCs”) to be refunded from the IRS and recorded an additional $2.2 million of ERCs from unremitted payroll taxes made available under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). However, the timing of these elements taking place are not predictable and may not serve to mitigate our situation or improve the Company’s health. Following the Ninth Amendment, our new covenant compliance remains dependent on meeting future projections, which are subject to the variability and unknown speed and extent of post-COVID-19 recovery. On November 12, 2021, due to the violation of Q3 2021 leverage ratio, we signed the Tenth Amendment and Reaffirmation Agreement with an effective date of November 12, 2021 to adjust the thresholds for future covenants to ease the risk of non-compliance (See Note 17).

The Company’s management continues to explore raising capital through its access to the public markets or entering into alternative financing arrangements. Furthermore, while recovery has been slower to materialize than expected the Company has experienced an improvement in orders as well as a higher rate of opportunities across business segments. Future negative trends in operating results could be mitigated through various cost cutting measures including adjustments to headcount or compensation, vendor augmentation or delay of investment initiatives in the Company’s corporate office.

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

The number of common shares and common share equivalents used in the determination of basic and diluted loss per common share were as follows:

(in thousands, except for share data)	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net income (loss) attributed to common stockholders	$11,438	$(661)	$12,464	$(9,068)

Denominator:
Weighted-average shares outstanding for basic earnings per share	20,863,479	20,563,452	20,714,068	20,438,571

Effect of dilutive securities:
Employee RSUs	-	-	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	20,863,479	20,563,452	20,714,068	20,438,571

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	14,229	66,261	77,871	12,172

Note 4 - Coronavirus Aid, Relief and Economic Security Act

Paycheck Protection Program Loan (PPP Loan)

On March 27, 2020, the United States enacted the CARES Act. to extend liquidity to small businesses and assist in retaining employees during the COVID-19 pandemic. On April 23, 2020, GSE was approved for and on the next day received a $10 million loan pursuant to a Paycheck Protection Program Note (the “PPP Loan”) from Citizens Bank, N.A. Pursuant to the CARES Act, the PPP Loan was guaranteed by the U.S. Small Business Administration (“SBA”) and eligible for forgiveness under certain circumstances. Repayment of the PPP Loan was scheduled to begin on August 9, 2021. We applied for forgiveness in Q1 of 2021, and, on August 5, 2021, the Company was notified that the PPP loan was forgiven. We recognized other income of $10.1 million related to this forgiveness in the three and nine months ended September 30, 2021.

Employee Retention Credits (ERC)

Employee retention tax credits, made available under the CARES Act, allow eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees, initially from March 27, 2020 until June 30, 2021, and now extended through September 30, 2021. For the third quarter of 2021, we have applied for a refund of $1.0 million from the IRS with the timely filing of Form 941 and have recognized a benefit of $1.4 million from unremitted payroll taxes as allowable. For the nine months ended September 30, 2021 the Company has applied for a total of $5.0 million from the IRS with the timely filing of Form 941 and 941-X and recognized a benefit of $2.2 million from unremitted payroll taxes as allowable. We recorded other income of $2.1 million and $7.2 million related to the employee retention tax credits earned in the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company received employee retention tax credit refunds totaling $0.7 million with remaining outstanding refunds receivable of $4.3 million.

Note 5 - Contract Receivables

Contract receivables represent our unconditional rights to consideration due from our domestic and international customers. We expect to collect all contract receivables within the next twelve months.

The components of contract receivables were as follows:

(in thousands)	September 30, 2021	December 31, 2020

Billed receivables	$4,521	$5,694
Unbilled receivables	8,221	5,160
Allowance for doubtful accounts	(213)	(360)
Total contract receivables, net	$12,529	$10,494

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

During the nine months ended September 30, 2021 and 2020, we recorded bad debt (recovery) expense of $(133) thousand and $103 thousand, respectively.

During the month of October 2021, we invoiced $2.6 million of the unbilled receivable as of  September 30, 2021.

As of September 30, 2021, we had one customer that accounted for 10% of our consolidated contract receivables. As of December 31, 2020, we had no customer that accounted for over 10% of our consolidated contract receivables.

Note 6 - Goodwill and Intangible Assets

During the three months ended March 31, 2020, we recognized an impairment charge of $4.3 million of certain intangible assets as a result of the valuation analysis performed. The need for the valuation analysis was triggered by the macroeconomic impact of the COVID-19 pandemic on our operations. This analysis did not indicate impairment of goodwill.

Our Step 1 goodwill impairment analysis includes the use of a discounted cash flow model that requires management to make assumptions regarding estimates of growth rates used to forecast revenue, operating margin and terminal value as well as determining the appropriate risk-adjusted discount rates and other factors that impact fair value determinations.

The Company monitors operating results and events and circumstances that may indicate potential impairment of intangible assets. The Company performs an annual intangible assets impairment analysis at the year end, which includes the use of undiscounted cash flow and discounted cash flow models that requires management to make assumptions regarding estimates of growth rates used to forecast revenue, operating margin and terminal value as well as determining the appropriate risk adjusted discount rates and other factors that impact fair value determinations. The current assessment has no indication of impairment.

Management concluded that there were no triggering events that occurred during the three and nine months ended September 30, 2021.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangible assets:

(in thousands)	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$8,628	$(6,219)	$2,409
Trade names	1,689	(1,086)	603
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreement	527	(405)	122
Alliance agreement	527	(356)	171
Others	167	(167)	-
Total	$12,442	$(9,137)	$3,305

(in thousands)	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impact of Impairment	Net
Amortized intangible assets:
Customer relationships	$11,730	$(5,504)	$(3,102)	$3,124
Trade names	2,467	(1,020)	(778)	669
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	949	(336)	(422)	191
Alliance agreement	527	(277)	-	250
Others	167	(167)	-	-
Total	$16,744	$(8,208)	$(4,302)	$4,234

Amortization expense related to definite-lived intangible assets totaled $0.3 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years and thereafter:

(in thousands)
Years ended December 31:
2021 remainder	$285
2022	910
2023	640
2024	435
2025	335
Thereafter	700
Total	$3,305

Note 7 -  Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements, net consist of the following:

(in thousands)
	September 30, 2021	December 31, 2020
Computer and equipment	$2,246	$2,229
Software	2,059	1,695
Leasehold improvements	659	660
Furniture and fixtures	839	848
	5,803	5,432
Accumulated depreciation	(5,011)	(4,816)
Equipment, software and leasehold improvements, net	$792	$616

Depreciation expense was $216 thousand and $254 thousand for the nine months ended September 30, 2021 and 2020, respectively. Capitalization of internal-use software cost of $50 thousand and $365 thousand were recorded in software for the three and nine months ended September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

For the nine months ended September 30, 2021, we did not have any transfers into or out of Level 3.

The following table presents assets measured at fair value at September 30, 2021:

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

Note 9 - Stock-Based Compensation

We recognize compensation expense for all equity-based compensation awards issued to employees and directors that are expected to vest. Stock compensation is calculated based upon the fair value of awards as of the grant date. During the three months ended September 30, 2021 and 2020, we recognized $0.3 million in stock-based compensation expense and $33 thousand of stock-based compensation expense related to equity awards, respectively. We recognized $0.8 million and $0.4 million of stock-based compensation expense related to equity awards for the nine months ended September 30, 2021 and 2020, respectively, under the fair value method. In addition to the equity-based compensation expense recognized, the Company recognized stock-based compensation related to the change in the fair value of cash-settled restricted stock units (RSUs) $0 and $6 thousand for the nine months ended September 30, 2021 and 2020, respectively. There was no change in the fair value of cash settled RSUs for the three months ended September 30, 2021 and 2020.

During the three and nine months ended September 30, 2021, we granted approximately 20,000 and 824,661 time-based RSUs with an aggregate fair value of approximately $30 thousand and $1.4 million, respectively. During the three and nine months ended September 30, 2020, we granted approximately 130,000 and 170,000 time-based RSUs with an aggregate fair value of $0.1 million and $0.2 million, respectively. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, and the remainder vest annually in equal amounts over the course of one to three years.
GSE’s 1995 long-term incentive program (“LTIP”) provides for the issuance of performance-vesting and time-vesting restricted stock units to certain executives and employees. Vesting of the performance-vesting restricted stock units (“PRSU”) is contingent upon the employee’s continued employment and the Company’s achievement of certain performance goals during designated performance periods as established by the Compensation Committee of the Company’s Board of Directors. We recognize compensation expense, net of estimated forfeitures, for PRSU’s on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PRSUs that are expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

During the three and nine months ended September 30, 2021, we did not grant any performance-based RSUs to employees.
During the three months ended September 30, 2020, we did not grant any performance-based RSUs to employees and during the nine months ended September 30, 2020, we granted approximately 512,000 performance-based RSUs to key employees with an aggregate fair-value of $0.6 million. These awards vest over three years based upon achieving certain financial metrics achieved during fiscal 2022 for revenue and Adjusted EBITDA. The Company did not grant any stock options for three and nine months ended September 30, 2021 and 2020.

Note 10 - Debt

On December 29, 2016, we entered a 3-year $5.0 million revolving line of credit facility (“RLOC”) with the Citizens Bank, N.A. (the “Bank”) to fund general working capital needs and acquisitions. On May 11, 2018, we entered into the Amended and Restated Credit and Security Agreement (the “Credit Agreement” or the “Credit Facility”) to (a) expand the RLOC to include a letter of credit sub-facility and not be subject to a borrowing base and (b) to add a $25 million term loan facility, available to finance permitted acquisitions over the following 18 months. The credit facility was subject to certain financial covenants and reporting requirements and was scheduled to mature on May 11, 2023 and accrue interest at the USD LIBOR, plus a margin that varies depending on our overall leverage ratio. The RLOC had required monthly payments of only interest, with principal due at maturity, while our term loan draws required monthly payments of principal and interest based on an amortization schedule. Our obligations under the Credit Agreement are guaranteed by our wholly owned subsidiaries, now Hyperspring, Absolute, True North, DP Engineering and by any future material domestic subsidiaries (collectively, the "Guarantors"). We subsequently amended and ratified the Credit Agreement a number of times.

More recently, during 2020, the COVID-19 pandemic impacted our operations and our projected ability to comply with certain financial covenants. As such, we amended the credit facility at various dates in 2020 to revise our fixed charge ratio and leverage ratio requirements as well as our Adjusted EBITDA requirement. In exchange for relaxed covenants or waivers of covenants for certain periods, we were required by the Bank to curtail our term debt. During 2020, we repaid approximately $18.5 million of term debt and we were required to meet certain liquidity covenants, which are tested bi-weekly.

Due to a projected violation of the leverage ratio at the end of the first quarter, we signed the Ninth Amendment and Reaffirmation Agreement with an effective date of March 29, 2021. Pursuant to the Ninth Amendment and Reaffirmation Agreement, the Bank waived the fixed charge coverage ratio and leverage ratio for the quarters ending March 31 and June 30, 2021, and we agreed, for each quarter thereafter, that the fixed charge coverage ratio shall not be less than 1.10 to 1.00. In addition, we agreed to not exceed a maximum leverage ratio starting on September 30, 2021 as follows: (i) 3.25 to 1.00 for the period ending September 30, 2021; (ii) 3.00 to 1.00 for the period ending on December 31, 2021, (iii) 2.75 to 1.00 for the period ending March 31, 2022; (iv) 2.50 to 1.00 for the period ending June 30, 2022 and (v) 2.00 to 1.00 for the periods ending September 30, 2022 and each December 31st, March 31st, June 30th and September 30th thereafter. We were also required to maintain a minimum of $2.5 million in aggregate USA liquidity. As part of the amendment, we agreed, at closing, (i) to make a $0.5 million pay down of RLOC; (ii) RLOC commitment to be reduced to $4.25 million; and (iii) $0.5 million of RLOC will only be available for issuance of Letters of Credit. We also agreed to pay $0.5 million to reduce RLOC to $3.75 million by June 30, 2021 and to $3.5 million by September 30, 2021. Commencing December 31, 2021 and on the last day of each quarter, we will pay $75 thousand to reduce the RLOC. We incurred $25 thousand fees related to this amendment during the year ended December 31, 2020.

Following the Ninth Amendment and Reaffirmation Agreement, we experienced continued delays in commencing new projects and thus our ability to recognize revenue has been delayed for some contracts. Reductions in orders and other negative changes to orders experienced at the beginning of the pandemic have started to reverse in 2021, but not at the level expected as ongoing COVID concerns continue to hinder the pace of recovery. This deterioration in the recovery plan has resulted in our breaching the Minimum Liquidity ratio subsequent to both June 30, 2021 and September 30, 2021 as well as a projected breach of the Leverage and Fixed Charges ratio covenants.

We have experienced delays in commencing new projects and thus our ability to recognize revenue has been delayed for some contracts. Reductions in orders and other negative changes to orders experienced at the beginning of the pandemic have started to reverse in 2021, but not at the level expected as ongoing COVID concerns continue to hinder the pace of recovery. This deterioration in the recovery plan has resulted in breaching the Minimum Liquidity ratio subsequent to  both June 30, 2021 and at September 30, 2021 as well as projected breaching of the Leverage and Fixed Charges ratio covenant. On November 12, 2021, due to these covenant violations, we signed the Tenth Amendment and Reaffirmation Agreement with an effective date of November 12, 2021  to adjust the thresholds for future covenants to ease the risk of non-compliance (See Note 17).

Revolving Line of Credit (“RLOC”)

During the nine months ended September 30, 2021, we paid for $1.7 million and had a draw of $0.8 million on our RLOC. As of September 30, 2021, we had outstanding borrowings of $2.1 million under the RLOC and four letters of credit totaling $1.1 million outstanding to certain of our customers. The total borrowing capacity under RLOC was $3.5 million as of September 30, 2021. After consideration of letters of credit and the $0.5 million reserved for issuance of new letters of credit, there was no amount available for borrowing under the RLOC.

We intend to continue using the RLOC for short-term working capital needs when capacity is available and for the issuance of letters of credit in connection with business operations, provided we remain in compliance with our covenants. Letter of credit issuance fees range between 1.25% and 2.00% of the value of the letter of credit, depending on our overall leverage ratio. We pay a fee for unused RLOC quarterly based on the average daily unused balance.

Note 11 - Product Warranty

We accrue for estimated warranty costs at the time the related revenue is recognized and based on historical experience and projected claims. Our System Design and Build contracts generally include a one year base warranty on the systems. The portion of our warranty provision expected to be incurred within 12 months is classified as current within accrued warranty and totals $560 thousand, and the remaining $171 thousand is classified as long-term within other liabilities.

The activity in the accrued warranty accounts during the current period is as follows:

(in thousands)
Balance at January 1, 2021	$922
Current period recovery	(92)
Current period claims	(100)
Currency adjustment	1
Balance at September 30, 2021	$731

Note 12 - Revenue

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. We primarily generate revenue through three distinct revenue streams: (1) System Design and Build (“SDB”), (2) Software and (3) Training and Consulting Services across our Performance and Workforce Solutions segments. We recognize revenue from SDB and software contracts mainly through our Performance segment. We recognize training and consulting service contracts through both segments.
The following table represents a disaggregation of revenue by type of goods or services for three and nine months ended September 30, 2021 and 2020, along with the reporting segment for each category:

(in thousands)	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Performance Improvement Solutions segment
System Design and Build	$1,623	$2,473	$4,712	$9,535
Over time	1,623	2,473	4,712	9,535

Software and Support	814	942	2,393	2,575
Point in time	52	444	274	1,084
Over time	762	498	2,119	1,491

Training and Consulting Services	4,937	3,842	14,212	13,130
Point in time	42	19	126	48
Over time	4,895	3,823	14,086	13,082

Workforce Solutions
Training and Consulting Services	7,312	5,665	19,995	19,727
Point in time	126	-	375	-
Over time	7,186	5,665	19,620	19,727

Total revenue	$14,686	$12,922	$41,312	$44,967

The following table reflects revenue recognized in the reporting periods presented that was included in contract liabilities from contracts with customers as of the beginning of the periods presented:

(in thousands)	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue recognized in the period from amounts included in billings in excess of revenue earned at the beginning of the period	$835	$1,520	$4,139	$6,221
Note 13 - Income Taxes

The following table presents the provision for income taxes and our effective tax rates:

(in thousands)	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income (loss) before income taxes	$11,604	$(545)	$12,591	$(8,902)
Provision for income taxes	166	116	127	166
Effective tax rate	1.4%	(21.3)%	1.0%	(1.9)%

Our income tax expense for the interim periods presented is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax benefit for the nine months ended September 30, 2021 was comprised mainly of foreign and state tax expense. Total income tax expense for the nine months ended September 30, 2020 was comprised mainly of foreign and state tax expense.
Our effective income tax rate was 1.4% and 1.0% for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2021, the difference between our income tax expense at an effective tax rate of 1.4% and 1.0% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, and discrete item adjustments for U.S. and foreign taxes. For the three months ended September 30, 2020, the difference between our income tax expense at an effective tax rate of (21.3%) and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax position for certain U.S. and foreign tax contingencies, a change in tax valuation allowance in our U.S. and China subsidiaries and discrete item adjustments for U.S. and foreign taxes. For the nine months ended September 30, 2020, the difference between our income tax expense at an effective tax rate of (1.9%) and the U.S. statutory federal income tax rate of 21% was primarily due to permanent differences, accruals related to uncertain tax positions for certain U.S. and foreign tax contingencies, a change in tax valuation allowance in our U.S. and China subsidiaries, discrete item adjustments for the U.S. and foreign taxes, and the impact of the loss for impairment.

Because of our net operating loss carryforwards, we are subject to U.S. federal and state income tax examinations from the year 2000 and forward and are subject to foreign tax examinations by tax authorities for years 2015 and forward.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. The Company has an estimated $0.9 million of tax benefit that will be realized in the fourth quarter of 2021 upon the expiration of the statute of limitations of the tax year in which the uncertain tax position was taken.

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that we will continue to assess a full valuation allowance on our U.S., China, and Slovakia net deferred assets as of September 30, 2021. We have determined that it is not more likely than not that the Company will realize the benefits of its deferred taxes in the U.S. and foreign jurisdictions.

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

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets (in thousands):

		As of
Operating Leases	Classification	September 30, 2021	December 31, 2020

Leased Assets
Operating lease - right of use assets	Long term assets	$1,161	$1,562

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	1,085	1,138
Operating lease liabilities	Long term liabilities	1,036	1,831
		$2,121	$2,969

We executed a sublease agreement with a tenant to sublease 850 square feet from the Sykesville office space on September 13, 2021. This agreement is in addition to the two previous subleases for 3,650 square feet and 3,822 square feet entered into on May 1, 2019 and April 1, 2017, respectively. The addition of the third sublease is for a portion of the space previously abandoned in December 2019. The sublease does not relieve us of our primary lease obligation. The lessor agreements are all considered operating leases, maintaining the historical classification of the underlying lease. We do not recognize any underlying assets for the subleases as a lessor of operating leases. The net amount received from the sublease is recorded within selling, general and administrative expenses.

The table below summarizes lease income and expense recorded in the consolidated statements of operations incurred during the three and nine months ended September 30, 2021 and 2020, (in thousands):

		Three months ended		Nine months ended
Lease Cost	Classification	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Operating lease cost (1)	Selling, general and administrative expenses	$179	$207	$548	$625
Short-term leases costs (2)	Selling, general and administrative expenses	15	-	45	1
Sublease income (3)	Selling, general and administrative expenses	(32)	(33)	(96)	(97)
Net lease cost		$162	$174	$497	$529

(1) Includes variable lease costs which are immaterial.
(2) Includes leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of three tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of September 30, 2021 are as follows (in thousands):

(in thousands)	Gross Future Minimum Lease Payments
2021 remainder	$291
2022	1,171
2023	638
2024	122
2025	10
Thereafter	3
Total lease payments	$2,235
Less: Interest	114
Present value of lease payments	$2,121

We calculated the weighted-average remaining lease term, presented in years below and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, we use the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	2.02	2.64
Weighted-average discount rate
Operating leases	5.00%	5.00%

The table below sets out the classification of lease payments in the consolidated statement of cash flows.

(in thousands)	Nine months ended
Cash paid for amounts included in measurement of liabilities	September 30, 2021	September 30, 2020
Operating cash flows used in operating leases	$958	$1,015

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

Workforce Solutions segment provides specialized workforce solutions primarily to the nuclear industry, working at clients’ facilities. This business is managed through our Hyperspring and Absolute subsidiaries. The business model, management focus, margins and other factors clearly separate this business line from the rest of the GSE product and service portfolio.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant:

	Three months ended		Nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue:
Performance	$7,375	$7,257	$21,318	$25,240
Workforce Solutions	7,311	5,665	19,994	19,727
Total revenue	14,686	12,922	41,312	44,967

Operating loss
Performance	(466)	(74)	(3,000)	(2,041)
Workforce Solutions	(110)	(1,249)	(1,124)	(2,105)
Litigation	-	952	-	91
Loss on impairment	(3)	-	(3)	(4,302)

Operating loss	(579)	(371)	(4,127)	(8,357)

Interest expense, net	(32)	(128)	(135)	(556)
Gain on derivative instruments, net	-	31	-	35
Other income, net	12,215	(77)	16,853	(24)
Income (loss) before income taxes	$11,604	$(545)	$12,591	$(8,902)

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

On September 29, 2020, the Company received $1.0 million from a general escrow account, originally set up as part of the Company’s purchase of Absolute during fiscal 2017. The Company presented the loss on Joyce legal settlement and the benefit from the proceeds from the release of escrow from the Absolute transaction in selling, general and administrative expenses, in the amount of $0.5 million for the year ended December 31, 2020.

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

Note 17 - Subsequent Events

On November 12, 2021, due to the violation of Q3 2021 leverage ratio, we signed the Tenth Amendment and Reaffirmation Agreement with an effective date of November 12, 2021, with our bank to waive the fixed charge coverage ratio and leverage ratio for the quarters ending September 30 and December 31, 2021, and we agreed, (i) interest on the outstanding principal amount of the RLOC shall accrue at the interest rate in effect for the RLOC from time to time, but the interest due and payable on the RLOC on each Interest Payment Date shall be determined by subtracting seventy-five (75) basis points from the Applicable Margin and (ii) the seventy-five (75) basis points of accrued interest on the RLOC not paid on any Interest Payment Date pursuant to clause (i) above shall be due and payable on the Termination Date or the date of payment in full of the RLOC. RLOC Amount” means (i) $3,500,000 (ii) on each date a payment in the amount of $250,000 is made pursuant to Subsection 2.1.5(d), the RLOC Amount immediately prior to such payment reduced by $250,000 and (iii) on March 31, 2022 and on each June 30, September 30, December 31 and March 31 thereafter, the RLOC Amount immediately prior to each such date reduced by $37,500. In addition, we agreed, by December 31, 2021, we will pay the Bank $250,000 to be applied to the principal amount outstanding under the RLOC. Commencing on March 31, 2022 and on each June 30, September 30, December 31 and March 31 thereafter, we will pay the Bank $75,000 to be applied to the principal amount outstanding under the RLOC. In addition, within the fifth (5th) Business Day after we have received, subsequent to November 1, 2021, Employee Retention Credits in an aggregate amount not less than $500,000, we will pay the Bank $250,000 to be applied to the principal amount outstanding under the RLOC. We are also required to maintain a minimum of $2.25 million in aggregate USA liquidity. We incurred $15 thousand of amendment fee related to this amendment.

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

Early in 2020 as the COVID-19 pandemic unfolded, the end markets that GSE serves, namely the power industries, delayed certain essential services and dramatically cut back on non-essential services. Although this impacted GSE, as an essential services provider to an essential industrial base, GSE benefited from maintaining a baseline of business to continue and align itself to the realities of the pandemic. In 2021, the effects of the pandemic are still impacting the end markets we serve, but those effects may be mitigated for a number of factors, including the following: the pandemic largely has had a targeted effect on the population; there now are a number of vaccines in the market being distributed and, despite logistical challenges, making solid progress for those in most need; the economy of the United States has not had as much disruption as was initially feared which has benefited our end markets; and most importantly the end markets of GSE seem poised to spend to catch up on essential services that had been delayed as a result of the pandemic. In the end of 2020 and through the end of the third quarter of 2021, we have had a number of significant contract wins that have been publicly announced, which we hope will be a harbinger of a more solid 2021 business environment.

As a result of the COVID-19 pandemic, we have sought and obtained support through various business assistance programs. On April 23, 2020, we received $10 million in funds under the Paycheck Protection Program (PPP), a part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan was serviced by Citizens Bank, N.A. (the “Bank”), and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We used funds for payroll and related costs, rent and utilities. The receipt of these funds, and the forgiveness of the PPP Loan attendant to these funds, was dependent on our ability to adhere to the forgiveness criteria. The PPP Loan bore interest at a rate of 1% per annum and matures on April 23, 2022, with the first payment deferred until September 2021. Under the terms of the PPP Loan, certain amounts would be forgiven if they were used in accordance with the CARES Act. On August 5, 2021, the Company was notified that the Small Business Administration ("SBA") had forgiven the PPP loan including all accrued interest thereon was forgiven.

During the second quarter of 2021, we performed analysis to determine our first quarter 2021 eligibility for the Employee Retention Credit available under the CARES Act . We amended certain payroll tax filings and applied for a refund of $2.4 million dollars in April 2021. For the second quarter of 2021, we have applied for a refund of $1.8 million dollars from the IRS with the timely filing of Form 941 and have already recognized a benefit of $0.9 million dollars in value from unremitted payroll taxes as allowable. For the third quarter of 2021, we have applied for a refund of $1.0 million from the IRS with the timely filing of Form 941 and have recognized a benefit of $1.4 million in value from unremitted payroll taxes as allowable.

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

On September 9, 2021, President Biden released his COVID-19 Action Plan, Path Out of the Pandemic (the “Plan”), with the stated goal of getting more people vaccinated. As part of the Plan, Executive Order 14042, Ensuring Adequate COVID Safety Protocols for Federal Contractors (the “Order”), creates the Safer Federal Workforce Task Force (the “Task Force”), which released guidance for U.S. Government contractors and their subcontractors. This guidance included mandatory vaccination of all employees working on or for a government contract, either directly or indirectly, by January 4, 2022 (subject to medical and religious exemptions). We have been put on notice by both government customers and prime contractors serving government customers of the COVID-19 vaccination requirement. President Biden also directed, on September 9, 2021, the Department of Labor's Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their U.S.-based employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week. On November 4, 2021, OSHA issued an ETS requiring that all employers with 100 or more employees ensure that their employees are fully vaccinated against COVID-19 by January 4, 2022, or tested weekly. Further, by December 5, 2021, employers must comply with all other OSHA ETS vaccine requirements, including providing paid time off for employees to get vaccinated and ensuring that unvaccinated workers wear face coverings in the workplace. For our sites and employees that are not already affected by the Order, as a company with more than 100 employees, we would be required to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested on a weekly basis. On November 4, 2021, the 5th U.S. Circuit Court of Appeals granted an emergency stay of the OSHA ETS vaccine requirement. It is not currently possible to predict with any certainty the outcome of the legal challenges of the OSHA ETS or Order, the exact impact on the Company of the OSHA ETS or Order, or the requirements for U.S. Government contractors and their subcontractors.

General Business Environment

We operate through two reportable business segments: Performance Improvement Solutions and Workforce Solutions. The Workforce Solutions segment is referred to as workforce solutions to account for the increasing activity outside of our core nuclear industry focus. Each segment focuses on delivering solutions to customers within our target markets. Marketing and communications, accounting, finance, legal, human resources, corporate development, information systems and other administrative services are organized at the corporate level. Business development and sales resources are generally aligned with each segment to support existing customer accounts and new customer development. The business units collaborate to facilitate cross-selling and the development of new solutions. The following is a description of our business segments:

Performance Improvement Solutions (approximately 52% of revenue at September 30, 2021)

Our Performance Improvement Solutions segment primarily encompasses our power plant high-fidelity simulation solutions, technical engineering services for ASME programs, power plant thermal performance optimization, and interactive computer-based tutorials/simulation focused on the process industry. The Performance Solutions segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve primarily nuclear and fossil fuel power generation and the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. GSE and its predecessors have been providing these services since 1976.

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

Workforce Solutions (approximately 48% of revenue at September 30, 2021)

Workforce Solutions provides highly specialized and skilled nuclear operations instructors, procedure writers, technical engineers, and other consultants to the nuclear power industry. These employees work at our clients’ facilities under client direction. Examples of these highly skilled positions are senior reactor operations instructors, procedure writers, project managers, work management specialists, planners and training material developers. This business is managed through Hyperspring and Absolute subsidiaries. The business model, management focus, margins and other factors clearly separate the business line from the rest of the Company’s product and service portfolio. GSE has been providing these services since 1997.

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

Cross sell and upsell into existing markets:

GSE has spent the past several years executing an acquisition strategy to rollup providers of essential services to the industry. To ensure efficient and streamlined operations for the business, the Company has consolidated all of the engineering services together into one organization with one leader; and the Workforce Solutions teams together as one team under one leader. The business units operating uniformly within their respective structure. As such, the opportunity to cross-sell the capabilities across the entire customer base is greatly enhanced. This further differentiates GSE as a unique provider to industry vs. providers of specific niche services. The unified go-to market efforts, such as cross-selling capability should lead to greater share of available spending within the customer base, which in turn should lead to significant upselling opportunity. As a result of a rejuvenated marketing effort, the Company is equipped to take this new approach to market. In particular, with the US government rejoining the Paris Climate Agreement and driving to decarbonize the energy grid by 2035, and creating a carbon neutral economy by 2050, decarbonization of the energy sector will require significant investment for decades to come. As a key provider of essential services to the power sector, with a focus on decarbonization, GSE is poised to benefit from and exploit this investment.

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

Employees

As of September 30, 2021, we had approximately 330 employees, which includes approximately 197 employees in our Performance segment and approximately 133 employees in our Workforce Solutions segment.

Backlog

As of September 30, 2021, we had approximately $37.5 million of total gross revenue backlog, which included $31.5 million of Performance backlog and $6.0 million of Workforce Solutions backlog. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third-party or pass-through costs to subcontractors and other parties. Because backlog is not a U.S. GAAP measurement, our computation of backlog may not necessarily be comparable to that of our industry peers.

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

- Workforce Solutions

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

In addition to the core training and staffing business lines in the nuclear sector, we have significant organic growth opportunity with our workforce solutions and consulting services by expanding our service offerings to meet the evolving needs of the energy industry as well as other opportunities that support decarbonization and major infrastructure projects. Due to the experience within our team, we are already well positioned to offer expanded workforce solutions through our existing relationships and industry knowledge. This growth is occurring both with existing and new customers. We are placing a greater emphasis on cross-selling the services offered by our Workforce Solutions organization with our Engineering and Performance group. Workforce Solutions is expanding our footprint with companies dedicated to the support of decarbonization, and we have already been awarded contracts to support engineering, manufacturing, and construction projects with companies focused on clean energy solutions. Further the U.S. government has already announced intentions to increase spending in key areas such as communication, clean energy, manufacturing, transportation, and environmental projects. We anticipated these developments and have made key hires to better position GSE to support those opportunities. As the pandemic has shown, we must also be able to adapt quickly to evolving staffing needs. This has certainly been demonstrated with companies adjusting and allowing more employees to work from home. Our workforce solutions offer our customers more flexibility to support ever changing needs. This flexibility combined with our ability to support all of these areas position GSE both for current and future staffing needs.

We recognize the necessity to listen to the needs of our customers and provide the right solution. Whether the answer is one of our traditional service offerings or putting together a customized approach, we have the capabilities to help our customers get the job done. We bring together the collection of skills we have amassed over more than 40 years beginning with its traditional roots in custom high-fidelity simulation and training solutions for the power industries, extended through the acquisition of specialized engineering capabilities, enhanced by the entry and intermediate level training solutions of EnVision, backed by the extensive Workforce Solutions services of Absolute and Hyperspring, and now strengthened by our ability to successfully adapt, diversify, and offer a solutions based approach with our workforce solutions.

Results of Operations

The following table sets forth our results of operations, expressed in thousands of dollars and as a percentage of revenue:

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	$	%	$	%	$	%	$	%
Revenue	$14,686	100.0%	$12,922	100.0%	$41,312	100.0%	$44,967	100.0%
Cost of revenue	11,503	78.3%	9,603	74.3%	32,512	78.7%	33,971	75.5%
Gross profit	3,183	21.7%	3,319	25.7%	8,800	21.3%	10,996	24.5%

Operating expenses:
Selling, general and administrative	3,265	22.2%	2,878	22.3%	10,521	25.5%	12,548	27.9%
Research and development	149	1.0%	137	1.1%	460	1.1%	526	1.2%
Restructuring charges	(10)	(0.1)%	185	1.4%	798	1.9%	195	0.4%
Loss on impairment	3	0.0%	-	0.0%	3	0.0%	4,302	9.6%
Depreciation	69	0.5%	76	0.6%	216	0.5%	254	0.6%
Amortization of intangible assets	286	1.9%	414	3.2%	929	2.2%	1,528	3.4%
Total operating expenses	3,762	25.6%	3,690	28.6%	12,927	31.3%	19,353	43.0%
Operating loss	(579)	(3.9)%	(371)	(2.9)%	(4,127)	(10.1)%	(8,357)	(18.7)%
Interest expense, net	(32)	(0.2)%	(128)	(1.0)%	(135)	(0.3)%	(556)	(1.2)%
Gain on derivative instruments, net	-	0.0%	31	0.2%	-	0.0%	35	0.1%
Other income, net	12,215	83.2%	(77)	(0.6)%	16,853	40.8%	(24)	(0.1)%
Income (loss) before income taxes	11,604	79.0%	(545)	(4.2)%	12,591	30.5%	(8,902)	(19.8)%
Provision for income taxes	166	1.1%	116	0.9%	127	0.3%	166	0.4%
Net income (loss)	$11,438	77.9%	$(661)	(5.1)%	$12,464	30.2%	$(9,068)	(20.2)%

Revenue

Revenue for the three months ended September 30, 2021 totaled $14.7 million, which was 14% more than the $12.9 million of revenue for the three months ended September 30, 2020. Revenue for the nine months ended September 30, 2021 totaled $41.3 million, which was 8% less than the $45.0 million of revenue for the nine months ended September 30, 2020.

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	Change		September 30, 2021	September 30, 2020	Change
Revenue:			$	%			$	%
Performance	$7,375	$7,257	118	2%	$21,318	$25,240	(3,922)	(16)%
Workforce Solutions	7,311	5,665	1,646	29%	19,994	19,727	267	1%
Total revenue	$14,686	$12,922	1,764	14%	$41,312	$44,967	(3,655)	(8)%

Performance Improvement Solutions revenue increased by 2% from $7.3 million to $7.4 million for the three months ended September 30, 2021 and 2020, respectively. The increase in revenue was primarily attributable to improvements in specialized engineering and consulting services offset by lower revenue on the SDB part of the business. We recorded total Performance Improvement Solutions orders of $11.2 million and $9.3 million for the three months ended September 30, 2021 and 2020, respectively.

Performance Improvement Solutions revenue decreased by 16% from $25.2 million to $21.3 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of revenue was primarily due to several significant SDB projects ended in the prior fiscal year which were not replaced by new orders. We recorded total Performance Improvement Solutions orders of $22.6 million and $21.8 million for the nine months ended September 30, 2021 and 2020, respectively.

For the three months ended September 30, 2021, Workforce Solutions revenue increased by 29% to $7.3 million compared to revenue of $5.7 million for the three months ended September 30, 2021. The increase was primarily due to existing ongoing projects started in Q1 of 2021. We recorded total new orders of $3.5 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021, Workforce Solutions revenue increased by 1% to $20.0 million compared to revenue of $19.7 million for the nine months ended September 30, 2020. The increase in revenue was primarily due to existing ongoing projects started in Q1 of 2021, offset by ending of some large projects resulting in a reduction in demand for staffing from our major customers. We recorded total new orders of $15.9 million and $15.6 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, our backlog was $37.5 million, of which, $31.5 million was attributed to the Performance segment and $6.0 million was attributed to the Workforce Solutions segment. As of December 31, 2020, our backlog was $40.4 million with $30.3 million attributed to our Performance segment and $10.1 million to Workforce Solutions.

Gross Profit

Gross profit was $3.2  million or 21.7% of revenue and $3.3 million or 25.7% of revenue for the three months ended September 30, 2021 and 2020 , respectively. Gross profit was $8.8 million or 21.3% of revenue and $11.0 million or 24.5% of revenue for the nine months ended September 30, 2021 and 2020, respectively.

(in thousands)	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	$	%	$	%	$	%	$	%
Gross profit:
Performance Improvement Solutions	$2,252	30.5%	$2,482	34.2%	$6,204	29.1%	$8,240	32.6%
Workforce Solutions	931	12.7%	837	14.8%	2,596	13.0%	2,756	14.0%
Total gross profit	$3,183	21.7%	$3,319	25.7%	$8,800	21.3%	$10,996	24.5%

The Performance Improvement Solutions segment’s gross profit decreased by $235 thousand during three months ended September 30, 2021 over three months ended September 30, 2020. The Performance Improvement Solutions segment’s gross profit decreased by $2.0 million during nine months ended September 30, 2021 over nine months ended September 30, 2020. The decrease is primarily related to lower revenue due to several significant SDB projects ended in the prior fiscal year which were not replaced by new orders.

The Workforce Solutions segment’s gross profit increased by $99 thousand during three months ended September 30, 2021 over three months ended September 30, 2020. The increase was primarily due to a new customer added in Q1 of 2021. The Workforce Solutions segment’s gross profit decreased by $160 thousand during nine months ended September 30, 2021 over nine months ended September 30, 2020. The decrease in gross profit was primarily driven by the loss of a major project due to the COVID-19 pandemic offset by a new customer added in Q1 of 2021.

Selling, general and administrative expenses (“SG&A”)

Selling, general and administrative (SG&A) expenses totaled $3.3 million and $2.9 million for the three months ended September 30, 2021 and 2020, respectively. Selling, general and administrative (SG&A) expenses totaled $10.5 million and $12.5 million for the nine months ended September 30, 2021 and 2020, respectively. Fluctuations in the components of SG&A spending were as follows.

	Three months ended		Nine Months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Corporate charges	$2,364	$2,565	$7,754	$9,036
Business development	714	1,013	2,230	2,759
Facility operation & maintenance (O&M)	186	241	654	732
Provision for loss on legal settlement	-	(952)	-	(91)
Bad debt (recovery) expense	-	10	(133)	103
Other	1	1	16	9
Total	$3,265	$2,878	$10,521	$12,548

Corporate charges

During the three months ended September 30, 2021, corporate charges decreased by $0.2 million over the same period of the prior year. During the nine months ended September 30, 2021 corporate charges decreased by $1.3 million over the same period of the prior year. The decrease was primarily due to a reduction of external legal, audit, and worker’s fees of $0.8 million. Additionally, the Company saw a reduction in realized foreign exchange rate loss of $0.3 million during the nine months ended September 30, 2021.

Business development expenses

Business development expense decreased $0.3 million during the three months ended September 30, 2021 over the same period of the prior fiscal year. Business development expense decreased $0.5 million during the nine months ended September 30, 2021 over the same period of the prior fiscal year. The decrease was primarily due to lower commission costs and reduced headcount during the nine months ended September 30, 2021.

Facility operation & maintenance (“O&M”)

Facility O&M expenses decreased $55 thousand for three months ended September 30, 2021, compared to the same period in 2020. The decrease was mainly due to a utility fee during the three months ended September 30, 2021. Facility O&M expenses decreased $78 thousand for nine months ended September 30, 2021, compared to the same period in 2020. The decrease in facility O&M during fiscal 2021 was mainly due to lease terminations in the first half of 2020.

Provision for loss on legal settlement

During the three months ended September 30, 2020, we received $1.0 million in cash, pursuant to a settlement agreement related to the purchase agreement of Absolute in fiscal 2017. The $1.0 million of cash proceeds was recorded as an offset against the $0.9 million provision for loss on legal settlement with a class of former employees of Absolute, recorded in the second quarter of fiscal 2020. For the nine months ended September 30, 2020, we had recorded a provision for loss on legal settlement, net as a reduction to corporate charges of $91 thousand. There were no similar transactions during the same period of 2021

Bad debt (recovery) expense

We recorded $(133) thousand and $103 thousand of bad debt (recovery) expense during the nine months ended September 30, 2021 and 2020, respectively. The bad debt recovery as of September 30, 2021 was driven by payment received for previously recorded bad debt.

Research and development

Research and development costs consist primarily of software engineering personnel and other related costs. Research and development costs, net of capitalized software, totaled $149 thousand and $137 thousand for the three months ended September 30, 2021 and 2020, respectively. Research and development costs totaled $460 thousand and $526 thousand for the nine months ended September 30, 2021 and 2020, respectively. The decrease was mainly due to lower headcount.

Restructuring

We recorded restructuring charges of $(10) thousand and $185 thousand during three months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021 and 2020, we recorded restructuring charges of $798 thousand and $195 thousand, respectively. The increase was mainly due to final charges related to the liquidation of our Sweden operations during the period, pursuant to our foreign restructuring plan.

Loss on impairment of goodwill and definite-lived intangible assets

We recognized a $3 thousand ROU asset impairment during the three and nine months ended September 30, 2021. We recognized a $4.3 million intangible asset impairment during the nine months ended September 30, 2020.

Depreciation

We recorded depreciation expense of $69 thousand and $76 thousand for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $216 thousand and $254 thousand for the nine months ended September 30, 2021 and 2020, respectively. The reduction of $38 thousand for the nine months ended September 30, 2021 over the same period in 2020 was due primarily to assets becoming fully depreciated in 2021.

Amortization of intangible assets

Amortization expense related to definite-lived intangible assets totaled $0.3 million and $0.4 million for the three months ended September 30, 2021 and 2020 and $0.9 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in amortization expense was primarily due to the reduction in the carrying value of DP Engineering’s intangible assets due to the $4.3 million impairment in Q1 2020.

Interest expense, net

Interest expense totaled $32 thousand and $128 thousand for the three months ended September 30, 2021 and 2020, respectively. Interest expense totaled $135 thousand and $556 thousand for the nine months ended September 30, 2021 and 2020, respectively. The decrease for the three and nine month periods was due to a reduction in total indebtedness compared to nine months ended September 30, 2020.

Other income, net

For the three months ended September 30, 2021 and 2020, we recognized other income, net of $12.2 million and $(77) thousand, respectively. For the nine months ended September 30, 2021 and 2020, we recognized other income, net of $16.9 million and $(24) thousand, respectively. The increase was primarily due to the recording of $10.1 million PPP loan forgiveness by SBA and $7.2 million Employee Retention Credit during the period offset by VAT write-off of $0.5 million, We paid VAT taxes for subcontractor equipment purchase and had pursued the collection of this VAT refund for a couple of years. In May of 2021, we were informed by our tax advisor that this VAT refund was no longer collectable.

Income taxes expense

Income tax expense for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense of $166 thousand and $116 thousand for the three months ended September 30, 2021 and 2020, respectively, were comprised mainly of foreign and state tax expense. Total income tax expense of $127 thousand and tax expense of $166 thousand for the nine months ended September 30, 2021 and 2020, respectively, were comprised mainly of foreign and state tax expense.

Our income effective tax rate was 1.4% and 1.0% for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2021, the difference between our income tax expense at an effective tax rate of 1.4% and 1.0% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, and discrete item adjustments for U.S. and foreign taxes.

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

Liquidity and Capital Resources

As of September 30, 2021, our cash and cash equivalents totaled $4.0 million, compared to $6.7 million as of December 31, 2020.

For the nine months ended September 30, 2021 and 2020, net cash used in operating activities was $0.3 million and net cash provided by operating activities was $1.6 million, respectively. The decrease of $1.9 million in cash flows used in operating activities was primarily driven by increased collections due to large milestone payments of large projects in the prior year.

Net cash used in investing activities totaled $0.6 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in the cash outflow for investing activities year over year was primarily driven by the increase of capital expenditures during the nine months ended September 30, 2021.

For the nine months ended September 30, 2021 and 2020, net cash used in financing activities was $1.7 million and $5.3 million, respectively. The decrease in cash used in financing activities of $3.6 million was driven by a $1.7 million repayment of line of credit during the nine months ended September 30, 2021 compared to.a repayment on term loans of $15.5 million offset by proceeds of the PPP Loan of $10 million during the nine months ended September 30, 2020.

Paycheck Protection Program Loan (“PPP Loan”)

On April 23, 2020, we received $10 million in funds under the Paycheck Protection Program (PPP), a part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan was serviced by Citizens Bank, N.A. (the “Bank”), and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We used funds for payroll and related costs, rent and utilities. The receipt of these funds, and the forgiveness of the PPP Loan attendant to these funds, was dependent on our ability to adhere to the forgiveness criteria. The PPP Loan bore interest at a rate of 1% per annum and matures on April 23, 2022, with the first payment deferred until September 2021. Under the terms of the PPP Loan, certain amounts would be forgiven if they were used in accordance with the CARES Act. On August 5, 2021, the Company was notified that the Small Business Administration ("SBA") had forgiven the PPP loan including all accrued interest thereon was forgiven.

Credit Facilities

On December 29, 2016, we entered a 3-year $5.0 million revolving line of credit facility (“RLOC”) with the Citizens Bank, N.A. (the “Bank”) to fund general working capital needs and acquisitions. On May 11, 2018, we entered into the Amended and Restated Credit and Security Agreement (the “Credit Agreement” or the “Credit Facility”) to (a) expand the RLOC to include a letter of credit sub-facility and not be subject to a borrowing base and (b) to add a $25 million term loan facility, available to finance permitted acquisitions over the following 18 months. The credit facility was subject to certain financial covenants and reporting requirements and was scheduled to mature on May 11, 2023 and accrue interest at the USD LIBOR, plus a margin that varies depending on our overall leverage ratio. We subsequently amended and ratified the Credit Agreement a number of times. Due to a projected violation of the leverage ratio at the end of the first quarter, we signed the Ninth Amendment and Reaffirmation Agreement with an effective date of March 29, 2021. Pursuant to the Ninth Amendment and Reaffirmation Agreement, the Bank waived the fixed charge coverage ratio and leverage ratio for the quarters ending March 31 and June 30, 2021, and we agreed, for each quarter thereafter, that the fixed charge coverage ratio shall not be less than 1.10 to 1.00. In addition, we agreed to not exceed a maximum leverage ratio starting on September 30, 2021 as follows: (i) 3.25 to 1.00 for the period ending September 30, 2021; (ii) 3.00 to 1.00 for the period ending on December 31, 2021, (iii) 2.75 to 1.00 for the period ending March 31, 2022; (iv) 2.50 to 1.00 for the period ending June 30, 2022 and (v) 2.00 to 1.00 for the periods ending September 30, 2022 and each December 31st, March 31st, June 30th and September 30th thereafter. We were also required to maintain a minimum of $2.5 million in aggregate USA liquidity. As part of the amendment, we agreed, at closing, (i) to make a $0.5 million pay down of RLOC; (ii) RLOC commitment to be reduced to $4.25 million; and (iii) $0.5 million of RLOC will only be available for issuance of Letters of Credit. We also agreed to pay $0.5 million to reduce RLOC to $3.75 million by June 30, 2021 and to $3.5 million by September 30, 2021. Commencing December 31, 2021 and on the last day of each quarter, we will pay $75 thousand to reduce the RLOC. We incurred$25 thousand fees related to this amendment during the year ended December 31, 2020.

Following the Ninth Amendment and Reaffirmation Agreement, we experienced continued delays in commencing new projects and thus our ability to recognize revenue has been delayed for some contracts. Reductions in orders and other negative changes to orders experienced at the beginning of the pandemic have started to reverse in 2021, but not at the level expected as ongoing COVID concerns continue to hinder the pace of recovery. This deterioration in the recovery plan has resulted in our breaching the Minimum Liquidity ratio subsequent to both June 30, 2021 and September 30, 2021 as well as a projected breach of the Leverage and Fixed Charges ratio covenants.

We have experienced delays in commencing new projects and thus our ability to recognize revenue has been delayed for some contracts. Reductions in orders and other negative changes to orders experienced at the beginning of the pandemic have started to reverse in 2021, but not at the level expected as ongoing COVID concerns continue to hinder the pace of recovery. This deterioration in the recovery plan has resulted in breaching the Minimum Liquidity ratio subsequent to  both June 30, 2021 and at September 30, 2021 as well as projected breaching of the Leverage and Fixed Charges ratio covenant. On November 12, 2021, due to these covenant violations, we signed the Tenth Amendment and Reaffirmation Agreement with an effective date of November 12, 2021 to adjust the thresholds for future covenants to ease the risk of non-compliance (See Note 17).

During the nine months ended September 30, 2021, we paid down $1.7 million and had a draw of $0.8 million on our RLOC. As of September 30, 2021, we had outstanding borrowings of $2.1 million under the RLOC and four letters of credit totaling $1.1 million outstanding to certain of our customers. The total borrowing capacity under RLOC was $3.5 million as of September 30, 2021. After consideration of letters of credit and the $0.5 million reserved for issuance of new letters of credit, there was no amount available for borrowing under the RLOC.

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

Going Concern Consideration

In 2020 we had several projects (primarily in our Workforce Solutions business segment) delayed and new orders postponed because of the COVID-19 pandemic. We amended our credit facility with Citizens Bank, N.A. (“the Bank”) in 2020 based upon expected covenant violations and have been required to curtail term debt in exchange for revised financial covenants. Scheduled term loan repayments and agreed upon curtailment required us to use $18.5 million in available cash to pay-off our term debt in 2020. We signed a Ninth Amendment and Reaffirmation Agreement (the “Ninth Amendment”) with the Bank on March 29, 2021 to waive the fixed charge coverage ratio and leverage ratio for the quarters ending March 31 and June 30, 2021, and to adjust the thresholds for future covenants to ease the risk of non-compliance experienced in previous quarters (See Note 10). Our working capital position on September 30, 2021 was $6.7 million. This working capital was primarily due to the $10.1 million of PPP loan forgiveness at September 30, 2021. On August 5, 2021, the Company received approval from SBA that the PPP loan including all accrued interest thereon was forgiven.

The COVID-19 macroeconomic environment is considered fluid and although recovery is anticipated to steadily occur over the next 12 months, issues that could result for the delta virus could cause a further decline in revenue or stress our ability to meet covenant requirements.  Jurisdictions where our businesses operate across the country are pushing toward re-opening places of business and government support, through the American Rescue Plan Act of 2021, will continue to support the broader economy. We have recorded $5.0 million employee retention tax credits to be refunded from the IRS and recorded an additional $2.2 million employee retention tax credit from unremitted payroll taxes made available under the CARES Act. However, the timing of these elements taking place are not predictable and may not serve to mitigate our situation or improve the Company’s health. Following the Ninth Amendment, our new covenant compliance remains dependent on meeting future projections, which are subject to the variability and unknown speed and extent of post-COVID-19 recovery. On November 12, 2021, due to the violation of Q3 2021 leverage ratio, we signed the Tenth Amendment and Reaffirmation Agreement with an effective date of November 12, 2021 to adjust the thresholds for future covenants to ease the risk of non-compliance (See Note 17).

The Company’s management continues to explore raising capital through its access to the public markets or entering into alternative financing arrangements. Furthermore, while recovery has been slower to materialize than expected the Company has experience an improvement in orders as well as a higher rate of opportunities across business segments. Future negative trends in operating results could be mitigated through various cost cutting measures including adjustments to headcount or compensation, vendor augmentation or delay of investment initiatives in the Company’s corporate office.

These actions, which are further supported by positively trending macroeconomic conditions, and the potential to see recovering business and orders may ease the risk of further bank covenant violations. However, when considering the unpredictability of the above, there continues to be substantial doubt the Company will continue as a going concern.

Non-GAAP Financial Measures

Adjusted EBITDA

References to “EBITDA” mean net (loss) income, before considering interest expense (income), provision for income taxes, depreciation and amortization. References to Adjusted EBITDA excludes provision for legal settlement, loss on impairment, employee retention credit, PPP loan forgiveness, impact of the change in fair value of contingent consideration, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments, acquisition-related expense and VAT write-off. EBITDA and Adjusted EBITDA are not measures of financial performance under U.S. GAAP. Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other U.S. GAAP measures, are useful to investors to evaluate the Company’s results because it excludes certain items that are not directly related to the Company’s core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with U.S. GAAP. A reconciliation of non-GAAP EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP measure in accordance with SEC Regulation G follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss)	$11,438	$(661)	$12,464	$(9,068)
Interest expense, net	32	128	135	556
Provision for income taxes	166	116	127	166
Depreciation and amortization	432	579	1,426	2,030
EBITDA	12,068	162	14,152	(6,316)
Provision for legal settlement	-	(952)	-	(91)
Loss on impairment	3	-	3	4,302
Employee retention credit	(2,087)	-	(7,162)	-
PPP Loan and accumulated interest forgiveness	(10,127)	-	(10,127)	-
Restructuring charges	(10)	185	798	195
Stock-based compensation expense	283	33	784	357
Change in fair value of derivative instruments	-	(31)	-	(35)
Acquisition-related expense	-	3	-	191
VAT write-off	-	-	450	-
Adjusted EBITDA	$130	$(600)	$(1,102)	$(1,397)

Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Share Reconciliation

References to Adjusted Net (Loss) Income excludes the impact of provision for legal settlement, loss on impairment, employee retention credit, PPP loan forgiveness, impact of the change in fair value of contingent consideration, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments, acquisition-related expenses and amortization of intangible assets related to acquisitions, and VAT write-off. Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Share (adjusted EPS) are not measures of financial performance under U.S. GAAP. Management believes adjusted net (loss) income and adjusted (loss) earnings per share, in addition to other U.S. GAAP measures, are useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period, such as stock-based compensation expense. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with U.S. GAAP. A reconciliation of non-GAAP adjusted net (loss) income and adjusted (loss) earnings per share to U.S. GAAP net loss, the most directly comparable U.S. GAAP financial measure, is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net income (loss)	$11,438	$(661)	$12,464	$(9,068)
Provision for legal settlement	-	(952)	-	(91)
Loss on impairment	3	-	3	4,302
Employee retention credit	(2,087)	-	(7,162)	-
PPP Loan and accumulated interest forgiveness	(10,127)	-	(10,127)	-
Restructuring charges	(10)	185	798	195
Stock-based compensation expense	283	33	784	357
Change in fair value of derivative instruments	-	(31)	-	(35)
Acquisition-related expense	-	3	-	191
VAT write-off	-	-	450	-
Amortization of intangible assets related to acquisitions	286	414	929	1,528
Adjusted net loss	$(214)	$(1,009)	$(1,861)	$(2,621)

Adjusted net loss per common share – diluted	$(0.01)	$(0.05)	$(0.09)	$(0.13)

Weighted average shares outstanding used to compute adjusted net loss per share - diluted(1)	20,863,479	20,563,452	20,714,068	20,438,571

(1) During the three and nine months ended September 30, 2021, we reported a U.S. GAAP net income and an adjusted net income. Accordingly there were no dilutive shares per share when calculating the diluted net income per common share for the three and nine months ended September 30, 2021.

(1) During the three and nine months ended September 30, 2020, we reported a U.S. GAAP net loss and an adjusted net loss. Accordingly there were 66,261 and 12,172 dilutive shares from RSUs that were excluded from the adjusted net loss per common share.

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

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2021 or at December 31, 2020 due to the existence of a material weaknesses in internal control over management’s review of reconciliations over unbilled receivables and billings in excess of revenue earned. Our remediation of these control weakness was actioned by hiring additional skilled personnel to prepare and review reconciliations over unbilled receivables and billings in excess of revenue earned.

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

Date: November 15, 2021
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)