Form 10-K
period 2021-12-31
GSE SYSTEMS INC
filed 2022-03-31
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
6940 Columbia Gateway Dr., Suite 470, Columbia MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 970-7800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	GVP	The NASDAQ Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  ☐ No ⌧
The aggregate market value of Common Stock held by non-affiliates of the Registrant was $37,342,565 on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of such stock on that date of $1.01.
The number of shares outstanding of the registrant’s Common Stock as of February 28, 2022 was 20,980,811 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

This report and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on management’s assumptions, expectations and projections about us, and the industry within which we operate, and that have been made pursuant to the Private Securities Litigation Reform Act of 1995 reflecting our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as “anticipate”, “believe”, “continue”, “estimate”, “intend”, “may”, “plan”, “potential”, “predict”, “expect”, “should”, “will” and similar expressions, or the negative of these terms or other comparable terminology, have been used to identify these forward-looking statements. These forward-looking statements may also use different phrases. These statements regarding our expectations reflect our current beliefs and are based on information currently available to us. Accordingly, these statements by their nature are subject to risks and uncertainties, including those listed under Item 1A Risk Factors, which could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Except as otherwise required by federal securities law, we are not obligated to update or revise these forward looking statements to reflect new events or circumstances. We caution you that a variety of factors, including but not limited to the factors described below and in Item 1A Risk Factors, could cause our business conditions and results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth in the United States and other major international economies;
•	changes in investment by the nuclear and fossil electric utility industry, the chemical and petrochemical industries, or the U.S. military;
•	changes in the financial condition of our customers;
•	changes in the regulatory environment;
•	changes in political climate;
•	changes in project design or schedules;
•	contract cancellations;
•	changes in our estimates of costs to complete projects;
•	changes in trade, monetary and fiscal policies worldwide;
•	currency fluctuations;
•	war and/or terrorist attacks on facilities either owned by our customers or our company, or where equipment or services are or may be provided;
•	catastrophic failure or other incident at facilities either owned by our customers or our company, or where equipment or services are or may be provided;
•	initiation, prosecution, or outcomes of future litigation;
•	protection and validity of our trademarks and other intellectual property rights;
•	increasing competition by foreign and domestic companies;
•	compliance with our debt covenants;
•	recoverability of claims against our customers and others;
•	changes in estimates used in our critical accounting policies; and
•	impact of the Novel Coronavirus (COVID-19), or other future pandemics, on the global economy and on our customers, suppliers, employees and business.

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

GSE Systems, Inc. (hereinafter referred to as “GSE”, the “Company”, “we”, “us” or “our”), a Nasdaq-listed company trading under the symbol GVP, is a leading provider of engineering services and technology, expert staffing, and simulation software to clients in the power and process industries. We provide customers with simulation, engineering technology, engineering and plant services that help clients reduce risks associated with operating their plants, increase revenue through improved plant and employee performance, and lower costs through improved operational efficiency. In addition, we provide professional services that help clients fill key vacancies in the organization on a short-term basis, including but not limited to, the following: procedure writing, planning and scheduling; engineering; senior reactor operator (“SRO”) training and certification; technical support and training personnel focused on regulatory compliance and certification in the nuclear power industry.

Our services help our customers provide clean energy to all in a reliable and safe manner. There is growing recognition of the importance of low and zero carbon energy as the United States in particular, and the world in general, races to decarbonize power grids. We are uniquely positioned as one of the largest independent nuclear services companies in the United States to support decarbonization of the power industry.  In fact, the more wind and solar that comes onto the grid, the greater zero carbon base-load becomes to ensure grid stability, reliability and safety.  Decarbonization is a leading means of delivering environmental equity – ensuring that anyone regardless of background and economic status can benefit from a safe and healthy environment, free of pollution related to carbon intensive power generation. Our operations also include interactive software for tutorials and simulation for the refining, chemical, and petrochemical industries.

We execute projects globally with approximately 308 employees, as of December 31, 2021. We operate from offices in the U.S. and China and with additional employees deployed at client sites. While most of our revenue comes from support provided to the nuclear power industry, we also serve agencies in the United States Department of Energy (“DOE”), the United States Navy and adjacent defense opportunities, and the oil and gas, refining, chemical, and petrochemical markets.

GSE was formed to consolidate the simulation and related businesses of General Physics International Engineering & Simulation, S3 Technologies, and EuroSim. We completed our Initial Public Offering in 1995.

Since 2014, GSE has grown by consolidating and acquiring businesses serving the nuclear power industry. On November 14, 2014, we acquired Hyperspring, LLC (“Hyperspring”). Hyperspring is a nuclear industry focused staffing and training firm that employs highly skilled, high-value professionals primarily filling training and consulting positions on a contract basis for nuclear power plant operators. Hyperspring professionals provide training, operations and maintenance support including: generic fundamentals exams, accreditation training visit preparation, SRO certification, procedure development, work management, tagging/labeling, outage execution, planning/scheduling, corrective action, self-assessments and equipment reliability. On September 20, 2017, we acquired Absolute Consulting, Inc. (“Absolute”). Absolute is a provider of technical consulting and staffing solutions to the global nuclear power industry with expertise in procedure writing, engineering, technical support, scheduling, planning, project management, training, project controls, and corrective actions. On May 11, 2018, we acquired True North Consulting, LLC (“True North”). True North is a provider of engineering solutions to nuclear and non-nuclear power plants with an emphasis on regulatory-driven, American Society of Mechanical Engineers (“ASME”) code programs. On February 15, 2019, we acquired DP Engineering Ltd, Co. (“DP Engineering”). DP Engineering is a specialized provider of high-value engineering services and solutions to the nuclear power industry. Founded in 1995 in Fort Worth, Texas, DP Engineering generates over 90% of its revenue from the nuclear power industry with core expertise in mechanical design; civil/structural design; electrical, instrumentation and controls design; digital controls/cyber security; and fire protection. DP Engineering primarily works under master service agreements as the Engineer of Choice (“EOC”).

FOCUS FOR 2022

Early in 2020 as the COVID-19 pandemic unfolded, the end markets that we serve, the power industries, delayed certain essential services and dramatically cut back on non-essential services. Although this impacted us, as an essential services provider to an essential industrial base, we benefited from maintaining a baseline of business to continue and align itself to the realities of the pandemic. Additionally, as the pandemic effects started to wane, resulting staffing shortages in industry resulted in new opportunities for our Workforce Solutions segment (further defined below under Operating Segments). In 2021, the effects of the pandemic continued to impact the end markets we serve, but those effects were mitigated by a number of factors, including the following: the pandemic largely has had a targeted effect on the population; the availability of vaccines to address COVID-19 and, despite logistical challenges, making solid progress for those in most need; the economy of the United States has not had as much disruption as was initially feared which has benefited our end markets; and most importantly our end markets seem poised to spend to catch up on essential services that had been delayed as a result of the pandemic. As we concluded 2021 and entered 2022, we achieved several, significant contract “wins” that we publicly announced. We are optimistic that both the opportunities and successes are a harbinger of a more attractive business environment for the power industries that we serve.

As we look ahead to 2022 and beyond, with a new administration in the United States, there is renewed focus on decarbonizing the power sector, which is recognized as a key means in achieving environmental equity. The new administration is in the process of rejoining the Paris climate accord, has spoken in support of zero carbon power sources such as nuclear, and has spoken of increased public spending in support of the industry and related industries. The bipartisan infrastructure plan passed in 2021 specifically has spending elements in support of nuclear power and technology development.

In light of these emerging policies, there has been significant increase in the public awareness of the essential requirement that nuclear be a big part of the grid to achieve zero carbon goals. In an article early in 2020, Yale360.com, highlighted the potential of new generation Small Module Reactors (“SMRs”) in driving the achievement of a zero-carbon grid. Nuclear, especially SMRs, are recognized for their potential to replace carbon intensive power generation while maintaining a smaller footprint than existing coal plants. In February 2021, the Montana State Senate approved a feasibility study to evaluate replacing coal fired power generation with SMRs at the Colstrip power plant. Further, the benefits of SMRs are also noted as a key element to restore ecological systems while simultaneously maintaining zero carbon power generation. Idaho GOP Rep. Mike Simpson has proposed a sweeping $33.5 billion plan to save the Pacific Northwest’s iconic salmon that includes breaching four of the most controversial dams in the country. The power generation of the dams would be replaced by building SMRs as part of this plan. As 2021 unfolded, Canada, Poland, the Czech Republic, Bulgaria and Romania have all announced plans to pursue the build out of nuclear power generation, especially initial review of SMRs. Finally, Management feels that we are well positioned as one of the largest independent businesses focused on services supporting decarbonization through our support of the nuclear power industry to benefit from these developments in the economy and governing policy.

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

OPERATING SEGMENTS

We operate through two reportable business segments: Performance Improvement Solutions and Workforce Solutions. Each segment focuses on delivering solutions to customers within our target markets. Marketing and communications, accounting, finance, legal, human resources, corporate development, information systems and other administrative services are organized at the corporate level. Business development and sales resources are generally aligned with each segment to support existing customer accounts and new customer development. The business units collaborate to facilitate cross-selling and the development of new solutions. The following is a description of our business segments
:
Performance Improvement Solutions (approximately 51.0% of revenue)

Our Performance Improvement Solutions segment primarily encompasses our power plant high-fidelity simulation solutions, technical engineering services for ASME programs, power plant thermal performance optimization, and interactive computer-based tutorials/simulation focused on the process industry. The Performance Solutions segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve: primarily nuclear and fossil fuel power generation and the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. We and our predecessors have been providing these services since 1976.

Our Performance Improvement Solutions segment include the following: (1) in-service testing for engineering programs focused on ASME OM code including Appendix J, balance of plant programs, and thermal performance; (2) in-service inspection for specialty engineering including ASME Section XI; (3) software solutions; and (4) mechanical design, civil/structural design, electrical, instrumentation and controls design, digital controls/cyber security, and fire protection for nuclear power plant design modifications.  Our subsidiaries, True North and DP Engineering, typically work as either the EOC or specialty EOC for our clients under master services agreements and are included in our Performance Improvement Solutions segment due to their service offerings. We have been providing these engineering solutions and services since 1995.

Workforce Solutions (approximately 49.0% of revenue)

The Workforce Solutions segment supports entire project lifecycles and provides highly specialized and skilled talent throughout the energy and engineering industries. Hyperspring provides training and professional service solutions, while Absolute provides technical and professional staffing and procedure writing experts. Together, our Workforce Solutions team reduces risk and costs, boosts agility and responsiveness, eliminating non-productive time, all while providing timely, flexible and effective solutions. Examples of some of the highly skilled positions we fulfill are senior reactor operations instructors, procedure writers, project managers, engineers, work management specialists, planners and training material developers. These employees work at our clients’ facilities under client direction. We manage this business through our subsidiaries, Hyperspring and Absolute. The business model, management focus, margins and other factors clearly separate the business line from the rest of our product and service portfolio. We have been providing these services since 1997.

Financial information is provided in Note 20 of the accompanying consolidated financial statements regarding our business segments and geographic operations and revenue.

BUSINESS STRATEGY, INDUSTRY TRENDS, PRODUCTS AND SERVICES

Business Strategy

Serve existing customers and adjacencies with compelling solutions, with a focus on decarbonization:

Our objective has been to create a leading business focused on decarbonizing the power industries by providing a diverse set of highly unique and essential services and technologies. We are now one of the leading, publicly traded engineering and technology companies serving the zero-carbon energy sector of nuclear power and adjacent nuclear markets in DOE, US Navy and related defense sectors. As a result of this effort and established leadership position in key sectors, we are positioned to expand into essential clean energy opportunities that may arise such as wind, solar, hydrogen production, and others. In 2022, we will keenly focus on organic growth in the sectors we serve by: cross selling and upselling in our existing markets as we focus on delivering significant value to our customers in a manner of excellence; create new and compelling solutions in-house as a result of advancing our technology offerings in sponsorship with industry early adopters focused on critical business need; develop  new services as a result of combining our expertise; expand into compelling adjacent markets such as clean energy as they may arise with renewed sales focus.

Cross sell and upsell into existing markets:

From 2015 through early 2019, we devoted considerable time and effort to diversify the Company’s solutions capabilities for the nuclear power sector via a rollup of essential services providers to the industry. To ensure efficient and streamlined operations for the business, we have brought all of the engineering services together into one organization with one leader; and the Workforce Solutions teams together as one team under one leader. The business units operate uniformly within their respective structure. As such, the opportunity to cross-sell the capabilities across the entire customer base is greatly enhanced. This further differentiates us as a unique provider to industry vs. providers of specific niche services. The unified go-to-market efforts, such as cross-selling capability should lead to greater share of available spending within the customer base, which in turn should lead to significant upselling opportunity. As a result of a rejuvenated marketing effort, we are equipped to take this new approach to market. In particular, with the US government rejoining the Paris Climate Agreement and driving to decarbonize the energy grid by 2035, and create a carbon neutral economy by 2050, decarbonization of the energy sector will require significant investment for decades to come. As a key provider of essential services to the power sector, with a focus on decarbonization, we are poised to benefit from and exploit this investment.

Organic growth through new and compelling technology:

While managing through the pandemic, in parallel, our leadership was investigating compelling opportunities by which we could utilize our capabilities to create significant value for the industry and advance the efforts of decarbonizing the power sector. As a result, we have identified a robust pipeline of new and compelling technology solutions to develop and take to market. Net new solutions, such as Data Validation and Reconciliation ("DVR") and Thermal System Monitoring ("TSM"), have created new revenue streams with the potential of on-going annuities through license revenue, software maintenance and services revenue. More on DVR and TSM below. GSE has announced a handful of new wins for these new solutions, which were created through our unique combination of our industry/engineering know-how and software development capabilities. As we have demonstrated in the past few years, small wins over time accrue into meaningful revenue on an on-going basis. This is a key element of our organic growth thesis: focusing on creating and bringing to market compelling technology solutions.

Focus on compelling adjacencies in clean energy, defense, and national labs:

Research and development (R&D). We invest in R&D to deliver unique solutions that add value to our end-user markets. Our software tools leverage the high-end expertise of our experienced staff in helping plants operate better and more efficiently. Our software technology together with our deep staff expertise supports multiple industries including the nuclear industry, as a part of the larger decarbonization drive. Our software technology includes decision-support tools for engineering simulation supporting design and plant commissioning, operational performance tools, and training platform.

One area of significant recent enhancement is in improving the thermal performance of power plants. We have introduced the next generation platform in TSM, providing the technology platform to centralize and continuously monitor plant thermal performance. The solution benefits our customers by automating standardized reporting in modern dashboards available to engineers and decision makers across the fleet, leveraging automation to facilitate troubleshooting plant performance issues, reducing time and error with direct access to source data, and applying industry guidelines for problem resolution. This platform also supports integration with DVR (implemented by True North) that enhances the quality of data for plant performance insights, analysis and decision making, providing a solution to better detect and identify faulty measurements/sensors and thus reduce maintenance costs by focusing on critical components.

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

Additionally, enhancements to training content and delivery continue through the EnVision On-Demand platform, allowing our customers to access training content from anywhere in synchronous and asynchronous modes, thus increasing their efficiency and reducing infrastructure costs. We intend to continue to make pragmatic and measured investments in R&D that first and foremost are driven by the market and complement our growth strategy. Such investments in R&D may result in on-going enhancement of existing solutions as well as the creation of new solutions to serve our target markets, ensuring that we add greater value that is easier to use, at lower total cost of ownership than any alternative available to customers. We have pioneered a number of industry standards and intend to continue to be one of the most innovative companies in our industry. During the years ended December 31, 2021 and 2020, we have made R&D investments totaling  $0.9 million and $1.0 million, respectively.

Strengthen and develop our talent while delivering high-quality solutions.

Over the past several years, we have assembled a unique and highly experienced group of talent through organic growth and strategic acquisition. Our engineering team comprised of design, simulation, regulatory compliance, and performance optimization capabilities are unique to the industry and capable of addressing the entire power generation life cycle.

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

Status of decarbonization nuclear power in 2021/2022

According to World Energy Outlook report, 2019 had the second highest energy generation year for nuclear in history. By 2030, nuclear is planned to increase in generation capacity from roughly 400 GW to roughly 450 GW. Most new plants will be built in developing economies such as China and India, and advanced economies will invest to extend the lifetimes and increase the output of remaining nuclear reactors to bridge the gap to a new generation of reactors under development. With that said, several western countries have announced plans to develop nuclear power, including but not limited to the United States [at Idaho National Laboratory ("INL") via Utah Associated Municipal Power Systems’ (“UAMPS”)], Canada, Czech Republic, Poland, Bulgaria and Romania.

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

Nuclear provides 10% of the world’s power, and 20% of power for the United States.  President Biden is on record indicating a desire to decarbonize the United States power sector by 2035 and achieve a carbon neutral grid by 2050. The bipartisan infrastructure legislation passed into law in 2021 had specific allocation to enhance the nuclear power sector. To support this effort, the Department of Energy has made significant investment in the development of next generation zero carbon energy production through the development of advanced reactors and/or small modular reactors from Terra Power, X-Energy, NuScale and others.

These reactors are quickly becoming realty, with a January 2021 announcement of an agreement to facilitate the development of a project proposal for a NuScale-designed plant to be built at the United States Department of Energy (“DOE”) Idaho National Laboratory grounds.  Engineering, procurement and construction firm, Fluor, will provide its services for Utah Associated Municipal Power Systems’ (“UAMPS”) Carbon-Free Power Project. The project includes plans for nuclear energy featuring NuScale’s small modular reactor design. NuScale has been a long-time customer, using our simulation technology and engineering services to enhance their reactor design, operations and accelerate NRC licensing efforts.  In addition to the NuScale plans, HOLTEC, another firm with SMR technology, is studying the feasibility of building an SMR facility in New Jersey at the Oyster Creek site of a decommissioned traditional nuclear power plant. GE Hitachi Nuclear has also made a number of exciting announcements regarding their SMR technology being considered in Canada, Poland, potentially Clinch River in the United States, and elsewhere.

The SMR momentum is noted in the mainstream press. The Wall Street Journal notes the significant plans for SMRs being developed in the United States and elsewhere at an accelerated clip.  In addition to the plants currently planned, as mentioned earlier in this document, proponents of SMRs, see them as a complementary role in the smart grid of the future—replacing coal- and gas-fired plants and operating alongside wind and solar.

All of this is part of a broader effort for decarbonization that we, through the aforementioned strategies, plan to exploit for organic growth.

Products and Services

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

Optimizing Existing Generation Assets

As the existing fleet of nuclear reactors age and competitive pressures increase, we find ever increasing significance in being able to provide value to their continued operation.  Maximizing power production through a variety of methods such as digital verification and reconciliation, a statistical based analysis used to lower uncertainty, and thus increase recognized power output is instrumental in helping these facilities face current competitive pressures.  Other approaches involving safe reduction of testing and inspection requirements or performance periodicities are also at the forefront of our cost saving techniques with defined services and products providing a clear and positive return on investment. In all cases, these efforts are aligned with keeping this important source of carbon free base power economically and technically viable.

Advanced Reactor Designs & Deployment

Designers of first-of-a-kind plants or existing plants need a highly accurate dynamic simulation platform to model a wide variety of design assumptions and concepts from control strategies to plant behavior to human factors. Because new builds and upgrades to existing plants result in deployment of new technology, often involving the integration of disparate technologies for the first time, a high-fidelity simulator enables designers to model the interaction between systems in advance of construction. With our combination of simulation technology and expert engineering, we were chosen to build first-of-a-kind simulators for the AP1000, PBMR, and small modular reactors such as those being built by NuScale.  Going forward, we also envision many of the optimization techniques and strategies currently emphasized for the existing reactor fleet incorporated with new-build prototypes as they begin to add value and assume a larger component of our clean, carbon free, power requirements.

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

Training plant operators and engineers is critical to safe operations and continued viability of the industry. Using state-of-the-art modeling tools combined with our leading nuclear power modeling expertise, we provide simulation solutions that achieve unparalleled fidelity and accuracy. We have also adapted these solutions to provide highly accurate training across a variety of delivery platforms. These include universal or generic simulators which are excellent in teaching fundamental concepts, systems, and plant behaviors. They are also used by academia for research on improved plant operations, human factors design and the development of automated procedures and decision support systems for the next generation of reactors. Our part task simulators and virtual control panels are cost effective solutions enabling customers broader freedom in where they deliver simulation training and opening the door for plant engineers and maintenance staff to access high fidelity training without interrupting the operator training program. Our full scope simulators use the most sophisticated modeling technology. For these reasons, we have delivered more nuclear power plant simulators than any other company in the world.

Even prior to the COVID pandemic, we had delivered training products though the cloud. This delivery method reduces our customers infrastructure and ownership costs and provides anytime, anywhere access to rich learning content. Innovative Critical Thinking Exercises enable autonomous simulation training to take place, reducing the burden on instructors and increasing training touch time for students and employees. All of which enable the training organization to be more flexible and efficient.

Our simulation solutions not only address industry training needs, but are used for simulation assisted engineering, the process of using simulation to virtually test and commission plant designs prior to construction.  Because new builds and upgrades to existing plants result in deployment of new technology, our high-fidelity simulator enables designers to model the interaction between systems in advance of construction. With our combination of simulation technology and expert engineering, we were chosen to build first-of-a-kind simulators for the AP1000, PBMR, and small modular reactors such as those being built by NuScale. This technique reduces design costs, accelerates design approvals, de-risks projects, and provides clients with a tool to sell their new plant designs to both customers and regulators.  In essence, enabling our customers to get to market faster.

Beyond training, our technology is used to improve the efficiency of existing power generation assets. Our TSM System provide live insights into plant operations, by monitoring performance of key plant equipment, analyzes degradation and advises actions to be taken. When combined with DVR techniques, we can help reduce operating and maintenance cost. DVR enhances the quality of data for analysis and decision making, providing a solution to better detect and identify faulty measurements/sensors and thus reduce maintenance costs by focusing on critical components.

Our EP-Plus software suite provides one common platform for all engineering programs, helping client engineers keep track of engineering program inspection and monitoring requirements aimed at safe plant operations. This reduces the engineering workload of our customers, saving costs and enabling staff to focus on the most critical activities.

All of these technologies leverage the vast experience and industry expertise of our engineering team. Our engineering team helps our clients throughout the entire plant lifecycle. We are the Engineer of Choice (“EOC”) in areas such as:

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

Workforce Solutions

As our customers’ experienced employees retire or pursue other opportunities, access to industry experts to operate and train existing and new employees how to operate nuclear plants is essential to ensure safe, ongoing plant operation. In addition, operating and training needs change over time and sometimes our clients require fixed-price, discrete projects, new or updated methods, or specialized courses in contrast to straight staff augmentation. The industry needs operating personnel, including procedure writers, engineers, operators and instructors who can step in and use, as well as, update the client’s operating methods, procedures, training material and more. Finding technical professionals and instructors, who know the subject, can perform the work or teach it to others and can adapt to the client’s culture is critical. We provide qualified professionals, instructors and turnkey projects/courses that work within the client’s system and complement the operating or training methods they already have in place. Examples of our training program courses include senior reactor operator (“SRO”) certification, generic fundamentals training, and simulation supervisor training. We also provide expert support through workforce solutions, consulting, or turnkey projects for procedure writing, technical engineers, project managers, training material upgrade and development, outage execution, planning and scheduling, corrective actions programs, and equipment reliability. Our Workforce Solutions segment include traditional staffing services, such as temporary and direct hire, as well as customized approaches in which we work with our customers to evaluate their specific needs and put together a strategic plan specifically to meet their unique needs. Workforce solutions is not only a complement to our other service offerings; it often leads the way as the preferred method for many of our clients to execute entire projects and/or supplement their own staff during project peak periods or with specialized skill sets that are often hard to find.  Our staffing experts give our customers the ability to ramp up quickly, eliminate risks, and provide more flexible options as situations often demand.

In addition to the core training and staffing business lines in the nuclear sector, we continue to see significant organic growth opportunity with our Workforce Solutions segment by expanding our service offerings to meet the evolving needs of the energy industry as well as other opportunities that support decarbonization and major infrastructure projects. Due to the experience within our team, we are well positioned to expand our Workforce Solutions segment offerings through our existing relationships and industry knowledge. This growth is occurring both with existing and new customers. We are placing a greater emphasis on cross-selling the services offered by our Workforce Solutions segment with our Performance Improvement Solutions segment. The Workforce Solutions segment continues expanding our footprint with companies dedicated to the support of decarbonization, and our success is showing with contract awards, scope expansion, and targeted opportunities to support engineering, manufacturing, and construction projects with companies dedicated to clean energy solutions. We have continued to better position us to support these opportunities with strategic hires and staff alignment. As the recent increases in employment transition have demonstrated, companies must also be able to adapt quickly to evolving staffing needs. This has certainly been demonstrated with companies adjusting and allowing more employees to work from home, but it’s not the only answer.  Employees are making changes in their professional lives for many reasons, and our workforce solutions offer our customers added support and more flexibility to support ever changing needs. In fact, Workforce Solutions is uniquely positioned for growth in these types of employment environments. Our flexible solutions, and specialized industry experience position us both for current and future staffing needs.

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

In 2021, approximately 12% of our revenue was generated from end-users outside the United States and we have a concentration of revenue from one individual customer, which accounted for 13.8% of our consolidated revenue, respectively. A small representative list of our customer base includes: ABB Inc., American Electric Power, Bechtel Hanford National Laboratory, Duke Energy, EDF Energy (United Kingdom), Emerson Process Management, Entergy Nuclear Operations Inc, Exelon, PSEG Nuclear, Inc., Siemens AG (Germany), Southern Nuclear Operating Company, Inc., State Nuclear Power Automation System Engineering Company (China), Savannah River Nuclear Solutions, LLC, Slovenkse Elektrarne, A.S. (Slovakia), Tennessee Valley Authority, and Westinghouse Electric Co.  Hydrocarbon and chemical process customers include numerous large oil refineries and chemical plants such as BP (worldwide), Statoil ASA (Norway), Chevron, Shell Oil Company (worldwide), Total (Belgium), and Valero (USA).

MARKETING AND SALES

We market our products and services through a network of direct sales staff, agents and representatives, and strategic alliance partners. Market-oriented business and customer account teams define and implement specific campaigns to pursue opportunities.

We continue to have a proactive public relations program, issuing non-financial press releases to announce product development and significant deliveries, as well as our presence at numerous industry trade shows and technical conferences. We are active on numerous social media platforms and strive to build a strong presence across all media that our clients use to find information about us. Our goal is to provide useful information at each stage of the client’s journey with us.

Our ability to support our multi-facility, international, and multinational clients is facilitated by our network of offices and strategic partners in the U.S. and overseas. In addition to our office located in China, our ability to conduct international business is enhanced by our multilingual and multicultural workforce. We have strategic relationships with system integrators and agents representing its interests in Bulgaria, Japan, Malaysia, Singapore, South Korea, Taiwan, Ukraine and various locations in the Gulf Coast Countries of the Middle East.

COMPETITION

In the nuclear simulation market, we compete directly with firms primarily from Canada, France and the U.S., such as L-3 MAPPS Inc., a subsidiary of Harris (Canada), CORYS T.E.S.S (France) and Western Services Corporation. In the fossil simulation market, we compete with smaller companies in the U.S. and overseas. In the process industry, our main competition comes from large digital control system/automation companies such as Honeywell and Schneider. In our engineering market, we compete with firms primarily from North America such as Enercon Services, Kinectrics, Sargent & Lundy, and AECOM.

The Workforce Solutions business services include technical professional and training-related and services as well as staff augmentation solutions. The competition for these services includes but is not limited to the following: GP Strategies (acquired by LTG in 2021), The Westwind Group, Professional Training Technologies, and Western Technical Services. The competition for staff augmentation includes: System One, Aerotek, and Peak Technical. Competition with staff augmentation is further impacted by wide scale industry consolidation as a result of the growing movement toward use of Managed Staffing Providers (MSPs).  As some competitors, have been forced to close their doors, others have lost market share with the MSP model as it has shown a clearer picture of which companies can best deliver. By conducting in depth reviews and ensuring strategic alignment with MSP providers, Workforce Solutions has continuously found success with the MSP models and avoided the missteps that have impacted other competitors.

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

Full Spectrum Support. Over the past several years we have assembled a unique and highly experienced group of talent through organic growth and strategic acquisition.  Our Engineering team comprised of design, simulation, regulatory compliance, and performance optimization capabilities are unique to the industry and capable of addressing the entire power generation life cycle. A major and ongoing attribute associated with this unique grouping of expertise is our multi-tiered approach aimed at leveraging the aggregate strengths and abilities of our resource components towards maximizing client and shareholder value. This centers on the following key areas:

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

Proprietary Software Tools. We developed a library of proprietary software tools including auto-code generators and first principles-based system models that substantially improve and expedite the design, production and integration, testing and modification of software and systems. These tools are used to automatically generate the computer code and systems models required for specific functions commonly used in simulation applications, thereby enabling us or our customers to develop repeatable high-fidelity, real-time software quickly, accurately and at lower costs. We also have an expertise integrating third-party engineering codes into our simulation environment, thereby offering some of the most sophisticated technical solutions in the market. We have a substantial library of process-specific simulation models and e-learning modules aimed at the oil and gas, refining and specialty chemicals markets. Lastly, our TSM platform is being used as a plant performance reporting tool and as the graphical user interface for our DVR service initiatives which provide high value client return through power recovery and other optimization strategies.  This platform also serves as the foundation for our new product service initiatives with numerous optional modules and applications under consideration.

Performance Expertise. We are a leading innovator and developer of engineering directed solutions for the power generation industry. Our design, simulation, and plant performance resources are fully engaged with industry developments and client requirements routinely providing answers to our clients most pressing needs. Design modifications addressing base generation usage for nuclear facilities, optimization of power production through innovative statistical analysis, and real-time simulation software producing high-fidelity, real-time plant simulation are representative examples. As of December 31, 2021, we employed a highly educated and experienced multinational workforce of approximately 308 employees, including approximately 135 engineers and scientists in fields such as nuclear, chemical, mechanical and electrical engineering, applied mathematics and computer sciences, and approximately 112 instructors and plant operations staff specialists.

Unique Combination of Talent. Few in our market space bring together the sophistication of simulation technology with the engineering expertise, training expertise and plant performance expertise to provide the holistic people and plant performance improvement solutions as well as we do.

Reputation for Customer Satisfaction. As part of its ISO-9001:2015 Quality Program Certification, we measure customer satisfaction across numerous factors such as On-Time Delivery, Problem Solving, and Customer Communication. In each category measured, we routinely exceed customer expectations.

Training Curricula

We have developed hundreds of detailed courses and simulator exercise material and specific industrial applications including oil and gas refining, gas-oil production, nuclear and combined cycle gas turbine power plant and desalination.

Our Workforce Solutions business is mostly focused on training and operations support. Our trainers and consultants provide their services at customer facilities which allows us to interface with our customers directly in the course of doing business versus only periodically calling on customers. Our proximity gives us a significant competitive advantage in that we can immediately offer and implement solutions rather than contending with lengthy bid processes.

INTELLECTUAL PROPERTY

We depend upon our intellectual property rights in our proprietary technologies and our distinctive trade and service marks. We maintain a portfolio of: trademarks and servicemarks (both registered and unregistered) on our logos, product and service names, and other elements of trade dress; copyrights (both registered and unregistered) on written materials including software code, manuals, and other creative works; trade secret protections on its proprietary technologies and methodologies; and licenses from third parties to use and commercially exploit other protected intellectual property. While such trademarks, copyrights, trade secrets, and inbound licenses as a group are of material importance to us, we do not consider any one trademark, copyright, trade secret, or license to be of such importance that the loss or expiration thereof would materially affect us. We distribute our software products under software license agreements that grant customers nonexclusive and nontransferable licenses for the use of the products. Usage of our licensed on-premise software is restricted to designated computers at specified sites, unless the customer obtains a site-wide license for its use of the software. Our software products delivered as a service (SaaS) over the internet also contain customer verifications and usage limitations. We employ not only software and hardware security measures to prevent unauthorized use of its software, but also detailed contractual terms and limitations within our license and service agreements to prohibit unauthorized usage or reproduction. We offer our customers both perpetual software licenses with unlimited duration (as long as the customer complies with the license terms) and term-limited software licenses and usage agreements.

We do not own any patents. We believe that all of our trademarks are valid and will have an unlimited duration as long as they are adequately protected and sufficiently used. We have numerous registered U.S. trademarks, including: GSE Systems®, JTOPMERET®, RELAP5-HD®, TOTALVISION®, VPanel® and SimExec®. We believe that our international trademark protection is adequate to our business needs. We also claim trademark rights to DesignEP™, Java Application and Development Environment (JADE)™, OpenSim™, PSA-HD™, RACS™, SimSuite Pro™, SmartTutor™, THOR™, and Xtreme I/S™. Despite these protections, we cannot be sure that we have protected or will be able to protect our intellectual property adequately, that the unauthorized disclosure or use of our intellectual property will be prevented, that others have not or will not develop similar technology independently, or, to the extent we own any patents in the future, that others have not or will not be able to design around those patents. Furthermore, the laws of certain countries in which our products are sold do not protect our products and intellectual property rights to the same extent as do the laws of the United States

GOVERNMENT REGULATIONS

Our operations are directly and indirectly affected by political developments and both domestic and foreign governmental regulations. We cannot determine the extent to which changing political priorities, new legislation, new regulations or changes in existing laws or regulations may affect our future operations, positively or negatively.

INDUSTRIES SERVED

The following chart illustrates the approximate percentage of our 2021 and 2020 consolidated revenue by industries served:

	Years ended December 31,
	2021	2020
Nuclear power	91%	89%
Fossil fuel power	6%	7%
Process	3%	4%
Total	100%	100%

BACKLOG

As of December 31, 2021, we had approximately $41.3 million of total gross revenue in backlog compared to $40.4 million as of December 31, 2020.  Most of our contract terms are for less than 24 months. Our backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until we have reason to believe that such changes may occur.

Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third-party or pass-through costs to subcontractors and other parties.  Because backlog is not a defined accounting term, our computation of backlog may not necessarily be comparable to that of our industry peers.

HUMAN CAPITAL

As of December 31, 2021, we had approximately 308 employees, which include 187 in our Performance Improvement segment and 121 in our Workforce Solutions segment. The 308 employees are comprised of 241  fulltime employees and 67 part time employees, Excluding our Workforce Solutions segment, which consists primarily of specialized instructors, our employee attrition rate for 2021 among all staff was approximately 7.5%. To date, we have been able to locate and engage highly qualified employees as needed and we expect our growth efforts to be addressed through attracting top talent.

Our people are what make us who we are today. Not only does it depend on employing highly skilled professionals but also people who can work together, effectively and collaboratively, as a team, whether departmental, cross functional, or cross company. Our employees come from diverse backgrounds as well as a diverse geography, and we look to attract people by offering a positive and welcoming work environment, strong management and leadership teams, along with a competitive compensation and benefit package.

Talent Management

We are committed to recruiting, hiring, retaining, and developing the most talented and skilled professionals & graduates available in the job market. Our approach to talent management includes a rigorous selection process followed by coaching, training, and knowledge transfer. We differentiate our program from typical performance management programs by focusing on the manager’s role. HR provides support but the day-to-day interactions that ensure the employee’s success come from the manager. They coach and develop employees through their active and regular interactions. This is a critical part of both current performance as well as knowledge transfer from our more experienced staff that may be nearing the end of their career, to our less experienced. Training takes place internally and across our companies to take advantage of our SMEs in our industry. As a result of this we can integrate different talent pools to be interchangeable across projects. In addition, we offer a tuition reimbursement that allows employees to further their education or attend external professional development programs.

In 2022, we will be putting career paths in place and compensation structures that will increase our retention rates as well as offering leadership development for our upcoming, emerging leaders that will lead us into the future.

Compensation & Benefits

We offer market competitive compensation and benefit programs for our employees in order to attract and retain superior talent. In addition to competitive base wages, additional benefits provided include: a Long-Term Incentive Stock Option Plan, a Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs.

Diversity & Inclusion

A diverse and inclusive workforce adds value to our Company and helps us succeed. We believe diversity is important because it provides varied insight and varied perspectives which results in innovative thinking, better decision making and faster problem solving. Having a diverse workforce also brings different skill sets and experiences that are shared throughout the Company. Our culture, which is collaborative in nature, provides for inclusion of all employees in all aspects of our work.

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

During COVID-19, our employees have faced the challenges of maintaining their mental health as well as providing an environment for their children to participate in virtual learning. In response to this, we have provided multiple mental health resources for our employees and their families including subscriptions to Headspace as well as a wellness program that incentivizes and motivates people to eat healthy, get some form of exercise, and destress. We also offer an Employee Assistance Program (“EAP”) and full access to mental health providers through our health partner, Cigna. And in order for our employees to be able to assist in the virtual learning environment with their children, we have offered flexible work schedules to accommodate their needs.

COVID-19

Our employees began working remotely during the first quarter of 2020 due to the COVID-19 pandemic and will continue to do so when practical and as mandated by local, state and federal directives and regulations. Employees almost entirely work from home within our Performance Improvement Solutions segment, except when required to be at the client site for essential project work. Our performance contracts, which are considered an essential service, are permitted to and mostly continue without pause; however, we have experienced certain delays in new business. For our staff augmentation business, we have seen certain contracts for our Workforce Solutions customers pause, delay, and/or reduce scope as clients faced their own challenges associated with shrinking their on-premise workforces to the minimum operating levels in response to the pandemic; as a result, our Workforce Solutions segment has experienced a decline in its billable employee base since the start of the pandemic. We cannot fully estimate the length or gravity of the impact of the COVID-19 pandemic, and we have experienced delays in commencing some projects, as a result, our ability to recognize revenue has been delayed for some contracts. We routinely monitor our operating expenses as a result of contract delays and have made adjustments to keep our gross profit at a sustainable level.

ITEM 1A	RISK FACTORS.

The following are some of the factors that we believe could cause our actual results to differ materially from historical results and from the results contemplated by the forward-looking statements contained in this report and other public statements we have made. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. Most of these risks are generally beyond our control. If any of the risks or uncertainties described below, or any such other or additional risks and uncertainties actually occurs, our business, results of operations and financial condition could be materially and adversely affected. The following information should be read in conjunction with Item 1 – Business, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes under Item 8 – Financial Statements and Supplementary Data.

RISKS RELATED TO MACROECONOMIC CONDITIONS AND COVID-19

A regional epidemic or global pandemic, including the COVID-19 virus may adversely affect our business operations and financial condition.

A regional epidemic or global pandemic, depending upon its duration, severity, could have a material adverse effect on our business.

In March 2020, the World Health Organization declared the COVID-19 virus a global pandemic and President Donald J. Trump declared a national emergency in the United States. This pandemic has caused substantial disruptions to populations, including economic markets and businesses, worldwide.  Government and public health officials have and are expected to continue to recommend significant regulations and restrictions in order to contain the spread of the virus and mitigate harm.  These regulations and restrictions, adopted at varying times and extents in the affected locations, have had (and may continue to have) serious adverse impacts on economic markets and the operation of businesses in those locations.  This pandemic has increased macroeconomic and stock market volatility and uncertainty, which may continue.

Parts of our business have been and could continue to be adversely affected by this pandemic. In response to the pandemic, varying restrictions have been implemented, either by government order or by voluntary measures, to try to contain the spread of virus and mitigate harm, such as temporary closures or restrictions on business operations, and/or the imposition of social distancing, quarantine, remote work, or other limitations on in-person meetings. The timing and severity of these imposed restrictions have varied in jurisdictions and, while some have been lifted, they could be reinstated at any time.

These disruptions have and may continue to adversely affect our customers’ operations. These disruptions have and may continue to impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations. Depending on the severity and duration of these disruptions and the subsequent supply chain effects, customer demand, our ability to meet demand, and our revenue and profit margins, may continue to be negatively impacted.

These disruptions have and may continue to adversely affect our own business operations. Our employees, in many cases, are working remotely and using various technologies to perform their functions. Personnel performing services offered by our Performance Solutions segment, have been classified as essential by most governmental bodies in affected jurisdictions, and accordingly have for the most part been able to continue without pause. Because of the embedded presence of personnel in our Workforce Solutions segment, this segment has faced restrictions on personnel being deployed to customer sites, which negatively impacts our business that is related to those disrupted services. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

Due to the uncertainty of the severity and duration of these events, the extent and effectiveness of containment and mitigation measures that make be taken by governmental authorities or voluntarily, to the extent the COVID-19 pandemic, or any other regional epidemic or global pandemic has or may adversely impact our business, such impact may also heighten other risks set forth in this Section 1A – Risk Factors.

We are subject to regulations and laws related to COVID-19 impacting our workforce.

On September 9, 2021, President Biden released the COVID-19 Action Plan, Path Out of the Pandemic (the “Plan”), with the stated goal of getting more people vaccinated. As part of the Plan, Executive Order 14042, Ensuring Adequate COVID Safety Protocols for Federal Contractors (the “Order”), creates the Safer Federal Workforce Task Force (the “Task Force”), which released guidance for U.S. Government contractors and their subcontractors. This guidance included mandatory vaccination of all employees working on or for a government contract, either directly or indirectly, by January 4, 2022 (subject to medical and religious exemptions). As a part of the Plan and Order, President Biden also directed, the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their U.S.-based employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week. On November 4, 2021, the OSHA issued this ETS, however the implementation of the ETS was blocked by federal appeals courts, pending resolution of ongoing litigation challenging the constitutionality of the ETS, and the ETS was withdrawn by OSHA on January 25, 2022. OSHA, however, has not withdrawn the proposed rule that would effectuate the same mandate, and it cannot be known whether OSHA may reissue the ETS or otherwise issue new emergency temporary standards imposing similar mandates. We have already received notice by both government customers and prime contractors serving government customers regarding the vaccination requirement and its application to our business with those customers. As an employer of more than 100 employees, we would also be subject to the ETS or a similar mandate should it become effective. It is possible that additional jurisdictions where we do business may impose similar mandates that would apply to our employees.  In addition, certain of our customers have or may require vaccines for those of our employees who provide on-site service at their facilities. We will continue to monitor the status of these or other mandates or regulations and their application to us and our business.  Our efforts, to comply with these or other mandates and restrictions, including continuing to require that some or all of our employees be fully vaccinated against COVID-19, or submit to frequent testing, could result in increased costs, labor attrition and disruption, as well as difficulty in securing future labor needs, and could adversely impact our ability to deliver services to the jurisdictions or customers where such mandates or restrictions are imposed.

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

RISKS RELATED TO OUR INDUSTRY

Our business is largely dependent on sales to the nuclear power industry.  Any significant disruption in this industry would have a material adverse effect upon our revenue and profitability.

In 2021 and 2020, 91.0% and 89.0% of our revenue, respectively, was from customers in the nuclear power industry customers. We expect to derive a significant portion of our revenue from customers in the nuclear power industry for the foreseeable future. Market demand for, and our ability to supply nuclear power plant simulators and related products and services is dependent on the continued operation of nuclear power plants globally and, to a lesser extent, on the construction of new nuclear power plants. A wide range of factors affect the continued operation and construction of nuclear power plants, including the political, regulatory and legal environment in which they operate, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, such as the one which occurred at the Fukushima Daiichi nuclear plant in 2011, and general economic conditions. Significant regulatory changes in the U.S. or abroad could materially affect demand for our products, the profitability of our service deliveries to nuclear power industry customers, and the overall efficacy of our current business model.

Customer concentration in the U.S. nuclear power industry subjects us to risks and uncertainty, which we may not be able to mitigate through diversification.

The U.S. nuclear industry has significant customer concentration with a limited number of entities owning all of the 93 nuclear reactors currently operating in the United States. In 2021, we continued to experience high customer concentration with respect to each of our businesses. Indeed, one customer accounted for 13.8% of our total consolidated revenue for the year-ended December 31, 2021. We monitor our customer concentration and seek to diversify our customer base within this concentrated industry. In addition to pursuing diversification strategies and expanding relationships with targeted customers, we mitigate the associated customer concentration risk by developing meaningful relationships with each nuclear power plant, which are often separately responsible for vendor selection and individual procurement decisions.

While our acquisition activity has the potential to diversify our customer base through inorganic means, we have also found that some of the strongest commercial opportunities are within our existing customer base, as our existing relationships are a resource for introductions, due diligence, and business intelligence. Our acquisition of DP Engineering highlights these kinds of opportunities and challenges. Through the acquisition process, we benefited from insights obtained from our subsidiaries who work side-by-side with DP Engineering within our existing footprint. At the same time, DP Engineering had significant customer concentration within our existing customer base. As a result, our strategy with DP Engineering included a focus on new customer acquisition and diversification. Despite this strategy, DP Engineering was significantly impacted by the loss of a significant customer.

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

Our businesses operate in highly competitive environments with both domestic and foreign competitors, many of whom have substantially greater financial, marketing, and other resources than we do. The principal factors affecting competition in our industries include price, technological proficiency, ease of system configuration and use, product reliability, applications expertise, engineering support, local presence, personal relationships, and the relative financial stability of the competitor. We believe competition in the simulation fields may further intensify in the future as a result of advances in technology, consolidations and strategic alliances among competitors, increased costs required to develop new technology and the increasing importance of software content in systems and products. Because our business has a significant international component, changes in the value of the dollar could adversely affect our ability to compete internationally and could reduce our profitability on international business opportunities that we do win. Any of these competitive factors, or any combination of two or more factors, could make it more difficult for us to bid successfully on new projects, or to complete projects at profit margins that we consider reasonable. An inability or reduced ability to win new work would have a material adverse impact on our backlog and revenue, and an inability or reduced ability to secure reasonable profit margins on projects awarded to us would have a material adverse impact on our profitability and overall results of operations

RISKS RELATED TO OUR PRODUCTS, SERVICES, AND BUSINESS PRACTICES

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

Backlog represents products or services that our customers have committed by contract or purchase order to purchase from us and that we have not yet delivered or recognized as revenue. Our backlog as of December 31, 2021 and 2020 was $41.3 million and $40.4 million, respectively. There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Because of project cancellations or changes in project scope and schedule, we cannot predict with certainty whether or when backlog services will be performed, or products delivered. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Our poor project performance could increase the cost associated with a project. Thus, delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate the revenues and profits that we actually realize from projects in backlog. Reductions in our backlog due to cancellation or modification by a customer or for other reasons may adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts and orders included in our backlog. Many, but not all, of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs and payments, for work performed prior to cancellation including varying percentages of the profits we would have realized had the contract been completed. We usually have no contractual right to payment for all of the lost revenue or lost profits in the event of cancellation of the contracts and orders reflected in our backlog, however. Projects may remain in our backlog for extended periods of time. If we experience significant project terminations, suspensions, or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.

We may encounter difficulties in effectively integrating acquired businesses.

As part of our business strategy, we have acquired, and intend to acquire, companies with compatible or related products. These acquisitions will be accompanied by the risks commonly encountered in acquisitions of companies, which include, among other things:

•	potential exposure to unknown liabilities of the acquired companies;

•	higher than anticipated acquisition costs and expenses;

•	depletion of cash and other Company assets and resources in connection with the acquisition or integration;

•	difficulty and expense of integrating the operations and personnel of the companies, especially if the acquired operations are geographically distant or culturally different;

•	potential disruption of our ongoing business and diversion of management time and attention;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	difficulties in adopting and maintaining uniform standards, controls, procedures, and policies;

•	loss of key employees and customers as a result of changes in management; and

•	possible dilution to our shareholder.

We may not be successful in overcoming these risks or any other problems encountered in connection with any of our acquisitions, and if we are not successful, our financial results may be materially impacted. We may be forced to modify our strategic objectives or seek alternative sources of growth.

RISKS RELATED TO FOREIGN OPERATIONS

Our sales to foreign customers expose us to risks associated with operating internationally.

Sales of products and services to end users outside the United States accounted for approximately 12.0% of our consolidated revenue in 2021 and 17.0% of consolidated revenue in 2020. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

•	export laws and regulations that could erode our profit margins or restrict the export of some or all of our products;
•	compliance with the U.S. Foreign Corrupt Practices Act and similar non-U.S. regulations;
•	the burden and cost of compliance with foreign laws, treaties and technical standards generally, as well as responding to changes in those requirements;
•	contract award and funding delays;
•	potential restrictions on transfers of funds;
•	potential difficulties in accounts receivable collection;

•	currency fluctuations, including costs and potentially limited availability of viable hedging options;
•	import and export duties and value added or other taxes;
•	transportation and communication delays and interruptions;
•	differences in insurance availability and coverage in some jurisdictions;
•	difficulties involving strategic alliances and managing foreign sales agents or representatives;
•	uncertainties arising from foreign local business practices and cultural considerations; and
•	potential military conflicts and political risks, including particularly the current conflict between Russia and Ukraine
•	potential disruption of our international business due to the worldwide COVID-19 virus outbreak.

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

In late February 2022, following rising tensions between the regions, Russian military forces launched significant military action against Ukraine, and sustained tension, conflict, and disruption in the region is expected.

We do not have employees or operations in Russia or Ukraine, but we do have customers who do business in these countries or surrounding countries. Such operations and customers may be adversely affected by the continued conflict and any related disruptions, sanctions or other governmental actions.

While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our foreign business, we cannot ensure that such measures will be adequate.  During the years ended December 31, 2021 and 2020, we did not have revenues greater than 10% from any individual foreign country.

Exports and sales to certain foreign countries, including the People’s Republic of China, are subject to regulatory, political, and other risks.

The export and sale of our services and technology to certain foreign countries including China, are subject to U.S. export control regulations.  Export control policy pertaining to China and other countries may be enforced through laws and regulations administered by the Department of Commerce and the Department of Energy, and jurisdiction with regard to the export and sale of our services and technology may be overlapping and unclear.  Specific governmental authorizations may be required before we can export our services or technology to countries such as China or collaborate with foreign entities or foreign individuals located in countries such as China.  These restrictions include our own wholly-owned Chinese subsidiary and its employees.  If export or other authorizations are required and not granted, or are significantly delayed, our international business plans pertaining to China and other countries could be materially affected.  Further, our exports and sales to China and other countries with respect to which the United States may have shifting or negative diplomatic and trade relations, including sales made by or through our wholly-owned Chinese subsidiary, expose us to particular risks associated with the political and regulatory relationship between the U.S. and China and between the U.S. and such other countries.

In October 2018, DOE announced the tightening of certain export control restrictions with regard to the export of nuclear technology to China, including certain presumptive denials with regard to the export of identified nuclear technologies to China.  Although we do not believe that these policy changes cover our technologies or services, additional restrictions pertaining to U.S. regulation and policy pertaining to international trade with China could adversely affect our business in China and the performance of our Chinese subsidiary.

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

RISKS RELATED TO OUR FINANCIAL CONDITIONS, ACCOUNTING, AND CONTRACTS

If we cannot comply with the financial or other restrictive covenants in our credit agreement, or obtain waivers or other relief from our lender, we may cause an event of default to occur, which could result in loss of our sources of liquidity and acceleration of our debt.

In order to fund general working capital needs, repayment of indebtedness, and other corporate purposes, we entered into a Securities Purchase Agreement with Lind Global Fund II LP (“Lind Global”) in March 22, 2022. Pursuant to which we issued to Lind Global a two-year, secured, interest-free convertible promissory note in the amount of $5.75 million (the “Convertible Note”) and a common stock purchase warrant to acquire 1,283,732 shares of our common stock (the “Warrant”).  The Convertible Note will reach maturity in February of 2024, although we are permitted to prepay the Convertible Note, subject to certain restrictions. We may not be able to refinance or restructure this Convertible Note or any other debt, sell assets or raise equity, in each case on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy repayment obligations or to refinance or restructure these obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition, results of operations and cash flows. Upon the occurrence of an event of default under the Convertible Note, or another credit arrangement, our lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable. If we were unable to repay all outstanding amounts in full, our lenders could exercise various remedies including instituting foreclosure proceedings against our assets pledged to them as collateral to secure that debt.

Our PPP Loan eligibility and forgiveness remains subject to audit for compliance with applicable SBA Requirements.

As a result of the COVID-19 pandemic, we sought and obtained support through various business assistance programs. We applied for and, on April 23, 2020, received a payroll protection program loan in the amount of $10.0 million (the “PPP Loan”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as administered by the Small Business Administration (the “SBA”). The application for receipt of the PPP Loan required us to certify, in good faith, that the attendant economic uncertainty made the loan necessary to support our ongoing operations. The PPP Loan was serviced by Citizens Bank, N.A. (the “Lender”). We used the proceeds of the PPP Loan for payroll and related costs, rent and utilities. Pursuant to the regulations promulgated by the SBA, in order to request forgiveness of the PPP Loan, we were required to submit an application to the Lender substantiating that we were entitled to the PPP Loan and used the proceeds of the PPP Loan as permitted under the CARES Act. The Lender reviewed our application for forgiveness and associated documentation, and on February 26, 2021 forwarded our application to the SBA with the Lender’s determination that the loan is fully forgivable. On August 5, 2021, we received notice that full principal amount and all accrued interest thereon of the PPP Loan was formally forgiven by the SBA. Under the terms of the PPP Loan, we must retain all records relating to our PPP Loan for a period of six years from the date the loan was forgiven. During this period, our PPP Loan eligibility and loan forgiveness application are subject to review and audit by the SBA.  We are aware of the requirements of the PPP Loan and believe we are within the eligibility threshold and have used the loan proceeds in accordance with the PPP Loan forgiveness requirements. We have retailed all necessary documentation supporting our eligibility. If, despite our actions and good faith belief that we satisfied all eligibility requirements for the PPP Loan, we are made subject to an audit and are found to have been ineligible to receive the PPP Loan or forgiveness thereof, or are found in violation of any of the laws or regulations that apply to us in connection with the PPP Loan, we may be subject to penalties, including significant civil, criminal, and administrative penalties and could be required to repay the PPP Loan. An audit by the SBA could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial conditions. Employee retention tax credits, made available under the CARES Act, allow eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees. The ERC Credits are subject to confirmation that we were eligible to receive the credits and the CARES Act could be subject to further modification or revised interpretation.

Our revenue, results of operations, and cash flows may suffer upon the loss of a significant customer.

For the years ended December 31, 2021 and 2020, four customers have provided more than 10% of Workforce Solutions segment's revenues:

	Years ended December 31,
	2021	2020
Customer A	28%	0%
Customer B	19%	15%
Customer C	13%	12%
Customer D	10%	11%

Hyperspring and Absolute, which together comprise our Workforce Solutions segment, may lose a significant customer if any existing contract with such customer expires without extension, renewal, or negotiation or if it is terminated by the customer prior to expiration, to the extent such early termination is permitted by the contract. A number of Hyperspring's and Absolute’s contracts typically are subject to expiration during each year, and either company may lose any of these contracts if we are unable to extend, renew, or renegotiate the contracts. The loss of any significant customer would adversely affect our Workforce Solutions segment’s revenue, results of operations, and cash flows.

For the years ended December 31, 2021 and 2020, two and one customers have provided more than 10% of Performance Improvement Solutions segment's revenues, respectively:

	Years ended December 31,
	2021	2020
Customer E	14%	6%
Customer F	12%	11%

Customer A also provided 13.8% of our total consolidated revenue for the years ended December 31, 2021, While the acquisition of DP Engineering increased our product and service offerings, we anticipate that it will further increase our customer concentration in our Performance Improvement Solutions segment.

Absolute, True North, and DP Engineering, which together comprise our Performance Improvement Solutions segment, may lose a significant customer if any existing contract with such customer expires without extension, renewal, or negotiation or if it is terminated by the customer prior to expiration, to the extent such early termination is permitted by the contract. A majority of the contracts entered into by our Performance Improvement Solutions businesses are able to be terminated by our customer on relatively short notice without cause or further compensation. The loss of any significant customer would adversely affect our Performance Improvement Solutions segment’s revenue, results of operations, and cash flows.

Our expense levels are based upon our expectations as to future revenue, and we may be unable to adjust spending to compensate for a revenue shortfall. Accordingly, any revenue shortfall would likely have a disproportionate effect on our operating results.

Our revenue was $55.2 million and $57.6 million for the years ended December 31, 2021 and 2020, respectively. We had operating loss of $6.0 million and $9.5 million for the years ended December 31, 2021 and 2020, respectively. Our operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of launch or release of new products and enhancements by us and our competitors, and fluctuating global economic conditions. Because our expense levels are based in part on our expectations as to future revenue and includes certain fixed, pre-negotiated, and prepaid costs, we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Because of this lag in response time, such revenue shortfalls likely would have a disproportionate adverse effect on our operating results.

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

Write-down of goodwill and capitalized software development costs in the current and future accounting periods may have an impact on our value, results of operations, and price of our common stock.

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

While we had no foreign exchange contracts outstanding as of December 31, 2021, we periodically enter into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables. We could recognize financial losses as a result of volatility in the market values of these contracts or if a derivative instrument counterparty fails to perform. We attempt to minimize credit exposure by limiting counterparties to internationally recognized financial institutions, but even these counterparties are subject to default and contract risk and this risk is beyond our control. We also engage in interest rate hedging transactions in the ordinary courses of our business to mitigate the risk that amounts borrowed under our credit facility at floating interest rates may be affected by adverse rate movements.  Depending on future business, market, and interest rate environments, however, these hedging transactions may not be effective to mitigate the financial impact of the risks for which they were put into place sufficiently to justify their expense.  Additionally, we may need or wish to avail ourselves of other forms of hedging or derivative instruments in the future depending on our business needs, and these other types of derivative instruments may be subject to the same and other risks and may not be available to us on a cost-effective or risk-controlled basis, if at all. The unavailability of viable and cost effective risk management, hedging, or similar instruments now or in the future could adversely impact our business operational efficiency or results.

We issue letters of credit, performance, advance payment, and bid bonds in the normal course of our business which could result in financial losses that negatively impact our net income (loss).

We may be required to issue letters of credit, performance, advance payment, and bid bonds to our customers and potential customers as a normal part of our business activities. Our customers may have the ability to draw upon these performance bonds in the event we fail to cure a material breach of the contract within a specified period after receiving notice from the customer regarding the nature of the breach. For the year ended December 31, 2021, we did not issue any advance payment or performance bonds, but we may be required to do so in the future to secure contract awards. As of December 31, 2021, we had four letters of credit outstanding for customers in the respective amounts of $513,300, $359,674, $118,800, and $60,000 for an aggregate outstanding amount of $1,051,774.

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

RISKS RELATED TO INTELLECTUAL PROPERTY

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

RISKS RELATED TO CYBER SECURITY

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

RISKS RELATED TO ATTRACTING AND RETAINING TALENT

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

RISKS RELATED TO STATE LAW

Provisions in our corporate documents and Delaware law could delay or prevent a change in control of our Company, even if that change may be considered beneficial by some shareholders.

The existence of some provisions of our certificate of incorporation and bylaws and Delaware law could discourage, delay or prevent a change in control of our Company that a shareholder may consider favorable. These include provisions:

•	providing that our Board of Directors fixes the number of members of the board and fills all vacancies on the Board of Directors;

•	providing for the division of our Board of Directors into three classes with staggered terms;

•	limiting who may call special meetings of shareholders;

•	prohibiting shareholder action by written consent, thereby requiring shareholder action to be taken at a meeting of the shareholders;

•	establishing advance notice requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted on by shareholders at shareholder meetings;

•	establishing supermajority vote requirements for certain amendments to our certificate of incorporation and bylaws;

•	limiting the right of shareholders to remove directors; and

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock.

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal and are not intended to make our Company immune from takeovers. These provisions apply even if the offer may be considered beneficial by some shareholders, however, and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of our Company and our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We are headquartered in Columbia, Maryland. On November 28, 2017, we entered into an office lease agreement to sublease 5,039 rentable square feet of an office building located in Columbia, Maryland. The lease is for an initial six years and six months with two renewal periods of five years each. The office in Columbia, Maryland, now serves as our executive office location.

We lease a facility in Sykesville, Maryland (37,000 square feet). The lease for this facility expires on June 30, 2023. As of December 31, 2021, we subleased approximately 4,500 square feet of the facility with a sublease term ending June 30, 2023.

In addition, we lease office space domestically in Huntsville, Alabama; Montrose, Colorado; Fort Worth, Texas, and internationally in Beijing, China. Our leases for these facilities have terms ending between 2022 and 2026. See Note 6 and 18 to our consolidated financial statements for information regarding our restructuring activity and leases

ITEM 3.	LEGAL PROCEEDINGS.

We are, from time to time, involved in ordinary routine litigation incidental to the conduct of our business. Neither we nor any of our subsidiaries are a party to, nor is any of our property the subject of, any material pending legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NASDAQ Stock Market Exchange, where it trades under the symbol “GVP”. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported by the NASDAQ Stock Market Exchange for each full quarterly period within the two most recent fiscal years:

2021
Quarter	High	Low
First	$2.68	$1.30
Second	$1.92	$1.24
Third	$1.70	$1.14
Fourth	$1.73	$1.27

2020
Quarter	High	Low
First	$1.84	$0.88
Second	$1.18	$0.91
Third	$1.08	$0.90
Fourth	$1.46	$0.98

On February 28, 2022, there were 20,980,811 shares of our common stock outstanding. As of the latest record date, we had 725 holders of record. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

ITEM 6.	SELECTED FINANCIAL DATA.

This information is not required for smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a leading provider of professional and technical engineering, staffing services and simulation software to clients in the power and process industries. We provide customers with simulation, engineering and plant services that help clients reduce risks associated with operating their plants, increase revenue through improved plant and employee performance, and lower costs through improved operational efficiency. In addition, we provide professional services that help clients fill key vacancies in their respective organizations, primarily in procedures, engineering, technical support and training focused on regulatory compliance and certification in the nuclear power industry. Our operations also include interactive computer-based tutorials and simulation software for the refining, chemical, and petrochemical industries.

Early in 2020 as the COVID-19 pandemic unfolded, the end markets that we serve, namely the power industries, delayed certain essential services and dramatically cut back on non-essential services. Although these delays and reductions impacted us, as an essential services provider to an essential industrial base, we benefited from maintaining a baseline of business to continue and align itself to the realities of the pandemic.  Additionally, staffing shortages have resulted in new opportunities for our Workforce Solutions segment. In 2021, the effects of the pandemic still impacted the end markets we serve, but those effects have been mitigated by a number of factors, including the following: the pandemic largely has had a targeted effect on the population; a number of vaccines in the market being distributed and, despite logistical challenges, making substantial progress for those in most need; the economy of the United States has not had as much disruption as was initially feared, which has benefited our end markets; and most importantly our end markets seem poised to contract  with us for essential services that had been delayed as a result of the pandemic. As we end 2021 and begin 2022, we have had a number of significant contract wins that have been publicly announced, which we hope will be a harbinger of a more attractive business environment for the power industries we serve.

As a result of the COVID-19 pandemic, we have sought and obtained support through various business assistance programs. We applied for and, on April 23, 2020, received the PPP Loan under the CARES Act, as administered by the SBA. The application for receipt of the PPP Loan required us to certify, in good faith, that the attendant economic uncertainty made the loan necessary to support our ongoing operations. The PPP Loan bore interest at a rate of 1% per annum and would mature on April 23, 2022, with the first payment deferred until September 2021. We used the proceeds of the PPP Loan for payroll and related costs, rent and utilities. Pursuant to the regulations promulgated by the SBA, in order to request forgiveness of the PPP Loan, we were required to submit an application to the Lender substantiating that we were entitled to the PPP Loan and used the proceeds of the PPP Loan as permitted under the CARES Act. The Lender reviewed our application for forgiveness and associated documentation, and on February 26, 2021 forwarded our application to the SBA with the Lender’s determination that the loan is fully forgivable. On August 5, 2021, we received notice that full principal amount and all accrued interest thereon of the PPP Loan was formally forgiven by the SBA.

During the second quarter of 2021, we performed analysis to determine our first quarter 2021 eligibility for the Employee Retention Credit available under the CARES Act . We amended certain payroll tax filings and applied for a refund of $2.4 million dollars in April 2021. For the second quarter of 2021, we have applied for a refund of $1.8 million dollars from the IRS with the timely filing of Form 941 and have already recognized a benefit of $900,000 in value from unremitted payroll taxes as allowable. For the third quarter of 2021, we have applied for a refund of $1.0 million from the IRS with the timely filing of Form 941 and have recognized a benefit of $1.4 million in value from unremitted payroll taxes as allowable. Subsequent to the year end, we received refunds of $1.1 million, which was included in the other current assets balance at December 31, 2021.

We entered into a contract with a subcontractor to purchase large equipment from Siemens in order to build a simulator for project Slovenske Elektrarne Mochovce Full Scope Simulator Upgrade in December 2018. The total contract price was about $2.7 million and included VAT taxes of approximately $450,000. We paid the VAT taxes and had pursued the collection of this VAT refund for a couple of years. In May 2021, we were informed that this VAT refund was no longer collectable. As a result, we wrote off this VAT receivable during 2021.

On September 9, 2021, President Biden released the COVID-19 Action Plan, Path Out of the Pandemic (the “Plan”), with the stated goal of getting more people vaccinated. As part of the Plan, Executive Order 14042, Ensuring Adequate COVID Safety Protocols for Federal Contractors (the “Order”), creates the Safer Federal Workforce Task Force (the “Task Force”), which released guidance for U.S. Government contractors and their subcontractors. This guidance included mandatory vaccination of all employees working on or for a government contract, either directly or indirectly, by January 4, 2022 (subject to medical and religious exemptions). As a part of the Plan and Order, President Biden also directed, the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their U.S.-based employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week. On November 4, 2021, OSHA issued this ETS, however the implementation of the ETS was blocked by federal appeals courts, pending resolution of ongoing litigation challenging the constitutionality of the ETS, and the ETS was withdrawn by OSHA on January 25, 2022. OSHA, however has not withdrawn the proposed rule that would effectuate the same mandate, and it cannot be known whether OSHA may reissue the ETS or otherwise issue new emergency temporary standards imposing similar mandates. We have already received notice by both government customers and prime contractors serving government customers regarding the vaccination requirement and its application to our business with those customers.  As an employer of more than 100 employees, we would also be subject to the ETS or a similar mandate should it become effective. It is possible that additional jurisdictions where we do business may impose similar mandates that would apply to our employees.  In addition, certain of our customers may require vaccines for those of our employees who provide on-site service at their facilities. We will continue to monitor the status of these or other mandates or regulations and their application to us and our business.

Results of Operations.

The following table sets forth the results of operations for the periods presented expressed as a percentage of revenue.

($ in thousands)	Years ended December 31,
	2021	%	2020	%
Revenue	$55,183	100.0%	$57,620	100.0%
Cost of revenue	43,325	78.5%	42,835	74.3%

Gross profit	11,858	21.5%	14,785	25.7%
Operating expenses
Selling, general and administrative	14,908	27.0%	15,765	27.4%
Research and development	626	1.1%	686	1.2%
Restructuring charges	798	1.4%	1,297	2.3%
Loss on impairment	3	-	4,302	7.5%
Depreciation	284	0.5%	330	0.6%
Amortization of definite-lived intangible assets	1,213	2.2%	1,943	3.4%
Total operating expenses	17,832	32.3%	24,323	42.2%

Operating loss	(5,974)	(10.8%)	(9,538)	(16.6%)

Interest expense	(159)	(0.3%)	(623)	(1.1%)
Gain (loss) on derivative instruments, net	19	0.0%	(17)	0.0%
Other income (expense), net	16,884	30.6%	(4)	0.0%

Income (loss) before taxes	10,770	19.5%	(10,182)	(17.7%)
Provision for income taxes	163	0.3%	355	0.6%

Net income (loss)	$10,607	19.2%	$(10,537)	(18.3%)

Comparison of the Years Ended December 31, 2021 to December 31, 2020.

Revenue.  Revenue for the year ended December 31, 2021, totaled $55.2 million, which was 4.2% less than the $57.6 million of revenue for the year ended December 31, 2020.

(in thousands)	Year ended December 31,
	2021	2020	Change
Revenue:			$	%
Performance Improvement Solutions	$28,140	$32,790	(4,650)	(14.2)%
Workforce Solutions	27,043	24,830	2,213	8.9%
Total revenue	$55,183	$57,620	(2,437)	(4.2)%

Performance Improvement Solutions revenue decreased 14.2% from $32.8 million to $28.1 million for the years ended December 31, 2020 and 2021, respectively. The decrease of revenue was primarily due to several significant projects ending in the prior fiscal year. We recorded total Performance Improvement Solutions orders of $30.0 million and $26.2 million for the years ended December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, Workforce Solutions revenue increased 8.9% to $27.0 million compared to revenue of $24.8 million for the year ended December 31, 2020. The increase in revenue was primarily due a significant new customer obtained in Q1 2021. We recorded total new orders of $26.5 million and $19.1 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, our backlog was $41.3 million, $31.8 million was attributed to the Performance Improvement Solutions segment and $9.5 million was attributed to the Workforce Solutions segment. As of December 31, 2020, our backlog was $40.4 million with $30.3 million attributed to the Performance Improvement Solutions segment and $10.1 million attributed to the Workforce Solutions segment. The increase in our backlog over fiscal year 2020 was primarily due to higher orders in the Performance Improvement Solutions during fiscal year 2021.

Gross profit.  Gross profit was $11.9 million, or 21.5% of revenue, for the year ended December 31, 2021 compared to $14.8 million, or 25.7% of revenue, for the year ended December 31, 2020.

($ in thousands)	Years ended December 31,
	2021	%	2020	%
Gross profit:
Performance Improvement Solutions	$8,124	28.9%	$11,395	34.8%
Workforce Solutions	3,734	13.8%	3,390	13.7%
Consolidated gross profit	$11,858	21.5%	$14,785	25.7%

The Performance Improvement Solutions segment's gross profit decreased by $3.3 million during fiscal year 2021 over fiscal year 2020. The decrease is primarily related to lower revenue and several significant projects completed in the prior year.

The Workforce Solutions segment's gross profit increased by $0.3 million during fiscal year 2021 over fiscal year 2020. The increase in gross profit was primarily driven by an increase in revenue in the Workforce Solutions segment.

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses totaled $14.9 million and $15.8 million for the years ended December 31, 2021 and 2020, respectively. Fluctuations in the components of SG&A spending were as follows:

($ in thousands)	Years ended December 31,
	2021	%	2020	%
Selling, general and administrative expenses:
Corporate charges	$10,305	69.1%	$10,881	69.0%
Business development	3,024	20.3%	3,364	21.3%
Facility operation & maintenance (O&M)	872	5.8%	928	5.9%
Provision for loss on legal settlement	-	0.0%	477	3.0%
Bad debt expense	691	4.6%	103	0.7%
Other	16	0.1%	12	0.1%
Total	$14,908	100.0%	$15,765	100.0%

Corporate charges decreased $0.6 million in 2021 compared to 2020. The decrease was primarily due to a reduction of external legal, audit, and consultants fees of $0.8 million. Additionally, the Company saw a reduction in realized foreign exchange rate loss of $0.3 million during the fiscal year 2021.

Business development charges decreased $0.3 million in 2021 compared to 2020. The decrease was primarily due to lower headcount in 2021.

Facility O&M expenses decreased $0.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease during the fiscal year 2021 was mainly due to lease terminations in the first half of 2020.

Provision for loss on legal settlement. On August 17, 2020, Absolute entered into a Settlement Agreement with the plaintiffs (Joyce), which resulted a final settlement cost, including plaintiff's attorney fees of approximately $1.4 million. On September 29, 2020, the Company received $952 thousand from a general escrow account, originally set up as part of the Company's purchase of Absolute during fiscal 2017. The Company presented the loss on Joyce legal settlement and the benefit from the proceeds from the release of escrow from the Absolute transaction in selling, general and administrative expenses, in the amount of $477 thousand for the year ended December 31, 2020. There were no similar transactions during the same period of 2021.

Bad debt expense. We recorded bad debt expense of $691 thousand and $103 thousand for the years ended December 31, 2021 and December 31, 2020, respectively.  GSE's bad debt allowance is based on historical trends of past due accounts, write-offs, and specific identification and review of customer accounts. Included in the current year provision is an impairment of unbilled receivables of $824 thousand related to a customer contract with our GSE Beijing entity offset by $133 thousand recovery of bad debt from previously written off balances.

As of December 31, 2021, management considered the following factors when assessing the unbilled receivable balance in question for impairment: the overall geopolitical environment, the Company’s inability to travel to China to meet with the customer to resolve their concerns, and the restrictions on restarting the project due to both regulatory constraints and our ability to meet future milestones.  Based on these factors we determined that the unbilled was impaired and a reserve for unbilled was recorded resulting in bad debt expense of $824 thousand.  We will continue to pursue billing and collections of this balance.

Research and development. Research and development costs consist primarily of software engineering personnel and other related costs.  Research and development costs, net of capitalized software, totaled $0.6 million and $0.7 million for both the years ended December 31, 2021 and 2020, respectively.

Restructuring charges. Restructuring charges totaled $0.8 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively. On December 27, 2017, the Board of GSE Systems, Inc. approved an international restructuring plan to streamline and optimize the Company’s global operations. Under this international restructuring plan, we have incurred cumulative restructuring charges of $3.9 million. The Company expects no future charges relating to the international restructuring plan, excluding any tax impacts and cumulative translation adjustments from the final disposal of foreign entities. Additionally, during the third quarter of 2019, the Company implemented a restructuring plan as a result of the work suspension of DP Engineering’s largest customer and subsequent notification on August 6, 2019 that the EOC contract was being terminated. This plan was put in place to align the workforce with the expected level of business moving forward. Under this restructuring plan, we have incurred total restructuring of $2.6 million. In the twelve months ending December 31, 2020, we recorded $1.0 million to international restructuring, and $0.2 million of related employee termination benefits. The decrease in our 2021 restructuring plan charges was mainly due to final charges related to the liquidation of our Sweden operations during the period, pursuant to our foreign restructuring plan.

Loss on impairment of goodwill and definite-lived intangible assets. We recognized a $3 thousand ROU asset impairment during the fiscal year 2021. We recognized a $4.3 million intangible asset impairment during the fiscal year 2020.

Depreciation. Depreciation expense totaled $0.3 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $1.2 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively. The decrease in amortization expense was primarily due to the reduction in the carrying value of DP Engineering’s intangible assets, due to the $4.3 million impairment in Q1 2020. Additionally, certain intangible assets such as Customer Contracts & Relationships have larger amortization the earlier they are in their useful lives.

Interest expense. Interest expense totaled $0.2 million and $0.6 million for the years ended December 31, 2021 and 2020. The decrease was due to a reduction in total indebtedness during the fiscal year 2021.

Gain (loss) on derivative instruments, net. The Company periodically enters into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables. The Company had not designated the contracts as hedges and recognized a loss on the change in the estimated fair value of the contracts of $17 thousand for the years ended December 31, 2020. We had no foreign exchange contracts outstanding as of December 31, 2021.

The foreign currency denominated trade receivables, unbilled receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into the functional currency using the current exchange rate at the end of the period. The gain or loss resulting from such remeasurement is also included in gain (loss) on derivative instruments net in the consolidated statements of operations. For the years ended December 31, 2021 and 2020, the Company incurred a gain of $19 thousand and $15 thousand, respectively, related to the remeasurement of such assets and liabilities.

Other income (expense), net. The Company recognized $16.9 million of other income, net and $(4) thousand of other expense, net for the years ended December 31, 2021 and 2020, respectively. The increase was primarily due to the recording of $10.1 million PPP loan forgiveness by SBA and $7.2 million Employee Retention Credit during the period, offset by VAT write-off of $0.5 million, We paid VAT taxes for a subcontractor equipment purchase and had pursued the collection of this VAT refund for a couple of years. In May 2021, we were informed that this VAT refund was no longer collectable.

Provision for Income Taxes. The Company files tax returns in the United States federal jurisdiction and in several state and foreign jurisdictions. Because of the net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations for tax years 2000, and forward, and is subject to foreign tax examinations by tax authorities for the years 2016 and forward. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

The Company’s tax expense in 2021 was $0.2 million, representing an annual effective tax rate of 1.5%, and consisted of $0.1 million of current tax provision and $0.1 million of deferred tax liability related to the portion of goodwill which cannot be offset by deferred tax assets. The Company’s tax expense in 2020 was $0.4 million, representing an annual effective rate of (3.5)% and consisted of $0.4 million of current tax provision.

The significant change of $0.8 million in net operating loss carryforwards was primarily driven by the release of the U.S. uncertain tax position on the U.K. worthless stock deduction which originally offset the federal and state net operating losses.

The difference between the effective rate and statutory rate primarily resulted from a change in valuation allowance, permanent differences, including PPP loan forgiveness and foreign restructuring, accruals related to uncertain tax positions, the tax impact of stock compensation forfeitures, foreign tax expense, and state tax expense. Please see Note 15 for additional information.

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, the United States enacted the Cares Act. The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact our consolidated financial statements include removal of certain limitations on utilization of net operating losses and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. On April 23, 2020, we received $10 million in funds under the Paycheck Protection Program (PPP), a part of the CARES Act. On August 5, 2021, the Company was notified that the Small Business Administration ("SBA") had forgiven the PPP loan including all accrued interest thereon was forgiven. Employee retention tax credits, made available under the CARES Act, allow eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees.

Consolidated Appropriations Act

On December 27, 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021. We evaluated these items in our tax computation as of December 31, 2021 and determined that the items do not have a material benefit on our consolidated financial statements as of December 31, 2021.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, management makes several estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses.  Those accounting estimates that have the most significant impact on our operating results and place the most significant demands on management’s judgment are discussed below.  For all of these policies, management cautions that future events rarely develop exactly as forecasted, and the best estimates may require adjustment.

Revenue Recognition. We derive our revenue through three broad revenue streams: 1) System Design and Build (“SDB”), 2) software, and 3) training and consulting services. We recognize revenue from SDB and software contracts mainly through the Performance Improvement Solutions segment and revenue from training and consulting services through both the Performance Improvement Solutions segment and Workforce Solutions segment.

The SDB contracts are typically fixed-price and consist of initial design, engineering, assembly and installation of training simulators which include hardware, software, labor, and post contract support (“PCS”) on the software. We generally have two main performance obligations for an SDB contract: the training simulator build and PCS period. The training simulator build performance obligation generally includes hardware, software, and labor. The transaction price under the SDB contracts is allocated to each performance obligation based on its standalone selling price. We recognize the training simulator build revenue over the construction and installation period using the cost-to-cost input method as our performance creates or enhances assets with no alternative use to us, and we have an enforceable right to payment for performance completed to date. Cost-to-cost input method best measures the progress toward complete satisfaction of the performance obligation. PCS revenue is recognized ratably over the service period, as PCS is deemed as a stand-ready obligation.

In applying the cost-to-cost input method, we use the actual costs incurred to date relative to the total estimated costs to measure the work progress toward the completion of the performance obligation and recognize revenue accordingly. Estimated contract costs are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimates is recognized in the period in which the change is identified. Estimated losses are recognized in the period such losses are identified. Uncertainties inherent in the performance of contracts include labor availability and productivity, material costs, change order scope and pricing, software modification and customer acceptance issues. The reliability of these cost estimates is critical to our revenue recognition as a significant change in the estimates can cause the our revenue and related margins to change significantly from the amounts estimated in the early stages of the project.

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

A software license sale contract with multiple performance obligations typically includes the following elements: license, installation and training services and PCS. The total transaction price of a software license sale contract is typically fixed and is allocated to the identified performance obligations based on their relative standalone selling prices. Revenue is recognized as the performance obligations are satisfied. Specifically, license revenue is recognized when the software license is delivered to the customer; installation and training revenue is recognized when the installation and training is completed without regard to a detailed evaluation of the point in time criteria due to the short-term nature of the installation and training services (one to two days on average); and PCS revenue is recognized ratably over the service period, as PCS is deemed as a stand-ready obligation.

The contracts within the training and consulting services revenue stream are either time and materials (“T&M”) based or fixed-price based. Under a typical T&M contract, we are compensated based on the number of hours of approved time provided by workers and the bill rates which are fixed per type of work, as well as approved expenses incurred. Our customers are billed on a regular basis, such as weekly, biweekly or monthly. In accordance with Accounting Standards Codification (“ASC”) 606-10-55-18, we elected to apply the “right to invoice” practical expedient, under which we recognize revenue in the amount to which we have the right to invoice. The invoice amount represents the number of hours of approved time worked by each worker multiplied by the bill rate for the type of work, as well as approved expenses incurred. Under a typical fixed-price contract, we recognize the revenue on a percentage of completion basis as it relates to construction contracts with revenue recognized based on project delivery over time. Revenue from the sale of short-term contracts with a delivery period of one month or less is recognized in the month completed.

For contracts with multiple performance obligations, we allocate the contract price to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers.

Impairment of Intangible Assets, including Goodwill. Our intangible assets impairment analysis includes the use of undiscounted cash flow and discounted cash flow models that require management to make assumptions regarding estimates of revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates and future economic factors that may impact each asset group. We review goodwill and intangible assets for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP (See Note 7).

Accounting Standards Update (“ASU”) 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  An entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount (Step 0).  If the Step 0 test indicates the fair value of a reporting unit is less than its carrying value, then additional impairment testing is required in accordance with the provisions of ASC 350, Intangibles — Goodwill and Other.

ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill.

As of December 31, 2020, we performed a quantitative step 1 analysis and have concluded that the estimated fair values of each of our reporting units as of December 31, 2020, is more likely than not, greater than their respective carrying values.

Our goodwill impairment analysis includes the use of a discounted cash flow model that requires management to make assumptions regarding estimates of growth rates used to forecast revenue, operating margin and terminal value as well as determining the appropriate risk-adjusted discount rates and other factors that impact fair value determinations. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparable. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

Capitalization of Computer Software Development Costs.  In accordance with U.S. GAAP, we capitalize computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers.  Once the product is available to be sold, we amortize the costs, on a straight-line method, over the estimated useful life of the product, which is typically three years. As of December 31, 2021, we have net capitalized software development costs of $0.5 million. On an annual basis, and more frequently as conditions indicate, we assess the recovery of the unamortized software development costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs, we will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations. Included in capitalized software development costs are certain expenses associated with the development software services. These are similarly capitalized, although not subjected to the same recoverability considerations. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on our consolidated balance sheets.

Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.  Management makes a regular assessment of the ability to realize our deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of our deferred tax liabilities and projected future taxable income in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. As of December 31, 2021, our largest deferred tax asset was $6.2 million of net operating losses. It primarily relates to a U.S. net operating loss carryforward of $6.2 million; $4.5 million of the net operating loss carryforward expires in various amounts between 2023 and 2037; $1.7 million of the net operating loss carryforward is an indefinite-lived deferred tax asset. We do not believe that it is more likely than not that we will be able to realize our deferred tax assets for our U.S. and foreign deferred tax assets as of December 31, 2021, and therefore we have recorded a $9.4 million valuation allowance for our net deferred tax assets. The Company has a deferred tax liability in the amount of $0.1 million at December 31, 2021 related to the portion of goodwill which cannot be offset by deferred tax assets

Liquidity and Capital Resources.

As of December 31, 2021, we had cash and cash equivalents of $3.6 million compared to $6.7 million at December 31, 2020.

For the years ended December 31, 2021 and 2020, net cash used in operating activities was $0.2 million  and provided by operating activities was $1.1 million, respectively.  The year over year decrease in cash provided by operating activities was largely driven by:

•	A $6.2 million decrease in net inflows from changes in net working capital was primarily driven by increased collections due to large milestone payments of large projects in the prior year.

•	A $2.1 million decrease in operating expenses (excluding non-cash operating expenses) mainly driven by a reduction of external legal and audit fees in 2021.

•	A $2.9 million decrease in gross profit, primarily driven by lower revenue due to COVID-19.

Net cash used in investing activities. For the year ended December 31, 2021, net cash used in investing activities was $0.8 million compared to net cash of $0.3 million used in investing activities in the prior year. The increase in cash outflow in 2021 was primarily related to the systems implementation, see note 10 for further details.

Net cash used in financing activities.  For the years ended December 31, 2021 and 2020, net cash used in financing activities totaled $2.2 million and $6.1 million, respectively. The decrease in cash used in financing activities of $3.8 million was driven by a $2.0 million repayment of line of credit in 2021 compared to a repayment on term loans of $18.5 million offset by proceeds of the PPP Loan of $10 million.

Paycheck Protection Program Loan (“PPP Loan”)

We applied for and, on April 23, 2020, received a payroll protection program loan in the amount of $10.0 million (the “PPP Loan”) under the CARES Act, as administered by the SBA. The application for receipt of the PPP Loan required us to certify, in good faith, that the attendant economic uncertainty made the loan necessary to support our ongoing operations. The PPP Loan bore interest at a rate of 1% per annum and would mature on April 23, 2022, with the first payment deferred until September 2021. We used the proceeds of the PPP Loan for payroll and related costs, rent and utilities. Pursuant to the regulations promulgated by the SBA, in order to request forgiveness of the PPP Loan, we were required to submit an application to the Lender substantiating that we were entitled to the PPP Loan and used the proceeds of the PPP Loan as permitted under the CARES Act. The Lender reviewed our application for forgiveness and associated documentation, and on February 26, 2021 forwarded our application to the SBA with the Lender’s determination that the loan is fully forgivable. On August 5, 2021, we received notice that full principal amount and all accrued interest thereon of the PPP Loan was formally forgiven by the SBA.

Credit Facilities

On December 29, 2016, we entered a 3-year $5.0 million revolving line of credit facility (“RLOC”) with the Citizens Bank, N.A. (the “Bank”) to fund general working capital needs and acquisitions. On May 11, 2018, we entered into the Amended and Restated Credit and Security Agreement (the “Credit Agreement” or the “Credit Facility”) to (a) expand the RLOC to include a letter of credit sub-facility and not be subject to a borrowing base and (b) to add a $25.0 million term loan facility, available to finance permitted acquisitions over the following 18 months. The credit facility was subject to certain financial covenants and reporting requirements and was scheduled to mature on May 11, 2023 and accrue interest at the USD LIBOR, plus a margin that varies depending on our overall leverage ratio. We subsequently amended and ratified the Credit Agreement a number of times, and as a part of the Eighth Amendment and Reaffirmation Agreement, we repaid the entire outstanding balance on the term loan facility. Due to a projected violation of the leverage ratio at the end of the first quarter of 2021, we signed the Ninth Amendment and Reaffirmation Agreement with an effective date of March 29, 2021 (See FN 13).

Following the Ninth Amendment, we experienced continued delays in commencing new projects and thus our ability to recognize revenue was delayed for some contracts. Reductions in orders and other negative changes to orders experienced at the beginning of the pandemic started to reverse in 2021, but not at the level expected as ongoing COVID concerns continue to hinder the pace of recovery. This deterioration in the recovery plan resulted in breaching the Minimum Liquidity ratio subsequent to both June 30, 2021 and at September 30, 2021 as well as projected breaching of the Leverage and Fixed Charges ratio covenant. On November 12, 2021, due to these covenant violations, we signed the Tenth Amendment and Reaffirmation Agreement with an effective date of November 12, 2021 to adjust the thresholds for future covenants to ease the risk of non-compliance. Per the Tenth Amendment, we received a waiver for  the fixed charge coverage ratio and leverage ratio for the quarters ending September 30 and December 31, 2021, and we agreed, (i) interest on the outstanding principal amount of the RLOC shall accrue at the interest rate in effect for the RLOC from time to time, but the interest due and payable on the RLOC on each Interest Payment Date shall be determined by subtracting seventy-five (75) basis points from the Applicable Margin and (ii) the seventy-five (75) basis points of accrued interest on the RLOC not paid on any Interest Payment Date pursuant to clause (i) above shall be due and payable on the Termination Date or the date of payment in full of the RLOC. RLOC Amount” means (i) $3,500,000 (ii) on each date a payment in the amount of $250,000 is made pursuant to Subsection 2.1.5(d), the RLOC Amount immediately prior to such payment reduced by $250,000 and (iii) on March 31, 2022 and on each June 30, September 30, December 31 and March 31 thereafter, the RLOC Amount immediately prior to each such date reduced by $37,500. In addition, we agreed, by December 31, 2021, we will pay the Bank $250,000 to be applied to the principal amount outstanding under the RLOC. Commencing on March 31, 2022 and on each June 30, September 30, December 31 and March 31 thereafter, we will pay the Bank $75,000 to be applied to the principal amount outstanding under the RLOC. In addition, within the fifth (5th) Business Day after we have received, subsequent to November 1, 2021, Employee Retention Credits in an aggregate amount not less than $500,000, we will pay the Bank $250,000 to be applied to the principal amount outstanding under the RLOC. We are also required to maintain a minimum of $2.25 million in aggregate USA liquidity. We incurred $15 thousand of amendment fee related to this amendment.

During the year ended December 31, 2021, we repaid for $2 million and had a draw of $0.8 million on our RLOC. As of December 31, 2021, we had outstanding borrowings of $1.8 million under the RLOC and four letters of credit totaling $1.1 million outstanding to certain of our customers. The total borrowing capacity under RLOC was $3.25 million as of December 31, 2021. After consideration of letters of credit and the $0.5 million reserved for issuance of new letters of credit, there was no amount available for borrowing under the RLOC.

Subsequent to the year ended December 31, 2021, the Company issued a Convertible Note (further described in Note 24 to Consolidated Financial Statements). The proceed received from this Note were used to repay in full, all outstanding indebtedness owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens has been terminated. We will continue to maintain a cash management account and certain letters of credit with Citizens and, accordingly, have entered into a certain Cash Management Agreement with Citizens, as well as certain Cash Pledge Agreements in amounts corresponding to the current outstanding letters of credits with customers (as further described in Note 13 to the Consolidated Financial Statements).

Foreign Exchange

A portion of our international sales revenue has been and may be received in a currency other than the currency in which the expenses relating to such revenue are paid. Accordingly, we periodically enter into forward foreign exchange contracts to manage the market risks associated with the fluctuations in foreign currency exchange rates. As of December 31, 2021, we did not hold a position in forward foreign exchange contracts.

Other Matters

Management believes inflation has not had a material impact on our operations.

EBITDA and Adjusted EBITDA Reconciliation (in thousands)

References to “EBITDA” mean net (loss) income, before taking into account interest expense (income), provision for income taxes, depreciation and amortization. References to Adjusted EBITDA exclude the impact of litigation, loss on impairment, employee retention credit, PPP loan forgiveness, restructuring charges, stock-based compensation expense, change in fair value of derivative instruments, and VAT write-off. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other GAAP measures, are useful to investors to evaluate our results because it excludes certain items that are not directly related to our core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation G follows:

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net income (loss)	$(1,857)	$(1,469)	$10,607	$(10,537)
Interest expense, net	24	67	159	623
Provision for income taxes	36	189	163	355
Depreciation and amortization	439	582	1,865	2,612
EBITDA	(1,358)	(631)	12,794	(6,947)
Litigation	(22)	568	(22)	477
Loss on impairment	-	-	3	4,302
Employee retention credit	-	-	(7,162)	-
PPP Loan and accumulated interest forgiveness	-	-	(10,127)	-
Restructuring charges	-	1,102	798	1,297
Stock-based compensation expense	259	21	1,043	378
Change in fair value of derivative instruments	(19)	52	(19)	17
Acquisition-related expense	-	1	-	192
VAT write-off	-	-	450	-
Adjusted EBITDA	$(1,140)	$1,113	$(2,242)	$(284)

Adjusted Net (Loss) Income and Adjusted EPS Reconciliation (in thousands, except per share amounts)

References to Adjusted net (loss) income exclude the impact of litigation, loss on impairment, employee retention credit, PPP loan forgiveness, restructuring charges, stock-based compensation expense, change in fair value of derivative instruments, acquisition-related expenses, VAT write-off, amortization of intangible assets related to acquisitions, release of valuation allowance, and income tax expense impact of adjustments. Adjusted Net Income and adjusted earnings per share (adjusted EPS) are not measures of financial performance under GAAP. Management believes adjusted net income and adjusted EPS, in addition to other GAAP measures, are useful to investors to evaluate our results because they exclude certain items that are not directly related to our core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP adjusted net income and adjusted EPS to GAAP net income, the most directly comparable GAAP financial measure, is as follows:

	Three Months ended December 31,		Twelve Months ended December 31,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	audited	audited
Net income (loss)	$(1,857)	$(1,469)	$10,607	$(10,537)
Litigation	(22)	568	(22)	477
Loss on impairment	-	-	3	4,302
Employee retention credit	-	-	(7,162)	-
PPP Loan and accumulated interest forgiveness	-	-	(10,127)	-
Restructuring charges	-	1,102	798	1,297
Stock-based compensation expense	259	21	1,043	378
Change in fair value of derivative instruments	(19)	52	(19)	17
Acquisition-related expense	-	1	-	192
VAT write-off	-	-	450	-
Amortization of intangible assets related to acquisitions	284	415	1,213	1,943
Valuation allowance	246	1,589	246	1,589
Income tax expense impact of adjustments	46	345	46	345
Adjusted net income (loss)	$(1,063)	$2,624	$(2,924)	$3

Diluted earnings (loss) per common share	$(0.09)	$(0.07)	$0.51	$(0.52)

Adjusted earnings (loss) per common share – Diluted	$(0.05)	$0.13	$(0.14)	$0

Weighted average shares outstanding – Diluted	20,901,005	20,646,910	20,761,191	20,439,157

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required of a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
GSE Systems, Inc.
Columbia, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GSE Systems, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cashflows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

At December 31, 2021, the Company’s goodwill was $13.3 million. As discussed in Notes 1 and 7 of the financial statements, the Company reviews goodwill for impairment at the reporting unit level annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  The Company’s goodwill impairment analysis includes the use of a discounted cash flow model that requires management to make assumptions regarding estimates of revenue growth rates and operating margins used to calculate projected future cash flows, and risk-adjusted discount rates. The Company also made certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units. The Company completed its annual quantitative analysis as of December 31, 2021, and concluded that the fair values of each of its reporting units exceeded their respective carrying values.

We identified the Company’s goodwill impairment assessment as a critical audit matter. The principal considerations for our determination are the high degree of auditor judgment and subjectivity in evaluating management’s significant assumptions used in the discounted cash flow model, particularly as it relates to evaluating revenue growth rates, operating margins and discount rates, and our use of an auditor’s specialist.

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

•
Performed sensitivity analyses of significant assumptions, particularly as they relate to revenue growth rates, operating margins and discount rates, and evaluated their impact on future cash flows that form the basis of fair value for the reporting units.

•
Utilized firm personnel with specialized knowledge and skills in valuation to assist in assessing the appropriateness of the fair value methodology, evaluating the reasonableness of certain assumptions used including the discount rates and testing the mathematical accuracy of the discounted cash flow model.

Revenue recognition -Estimates-at-Completion

As described in Notes 1 and 5 to the financial statements, the Company derives its revenue through three broad revenue streams: 1) System Design and Build (SDB), 2) Software, and 3) Training and Consulting services. The transaction price under the SDB contracts is allocated to each performance obligation based on its standalone selling price and the Company recognizes revenue for certain performance obligations over time as control is transferred to a customer using the cost-to-cost input method based on actual costs incurred to date relative to the total estimated costs. Estimated contract costs are reviewed and revised periodically during the contract period, and the cumulative effect of any change in estimates is recognized in the period in which the change is identified. Management’s judgments and estimates involved in the initial creation and subsequent updates to the Company’s estimates-at-completion and related profit recognized are critical for revenue recognition associated with SDB contracts. Inputs and assumptions requiring significant management judgments included anticipated direct labor, subcontract labor, and other direct costs required to deliver on unfinished performance obligations. Significant changes to cost estimates can result in variances in revenue and related margins.

We identified revenue recognition associated with SDB contracts as a critical audit matter. The principal considerations for our determination are the high degree of auditor judgment and subjectivity in evaluating management’s judgments involved in the creation and subsequent updates to the Company’s estimates-at-completion, particularly as it relates to evaluating anticipated direct labor, subcontract labor, and other direct costs. We also considered the effect on our audit procedures of the material weakness identified by management over the management review of unbilled receivables and billings in excess of revenue earned.

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

•	Tested actual costs incurred to-date and assessed the relative progress toward satisfying the performance obligation(s) of the contract.
•	Evaluated the estimation of costs to complete including anticipated direct labor, subcontract labor, and other direct cost by:
•	Inquiring of financial and operational personnel of the Company and evaluating factors within the cost to complete estimates that may demonstrate indication of potential management bias.
•	Inspecting correspondences, if any, between the Company and the customer regarding actual to-date and expected performance.
•	Evaluating the sufficiency of the Company’s assessment of contract performance risks included within the estimated costs to complete.
•
Performing a “look back” analysis by comparing the Company’s historical estimates of costs to complete to actual costs incurred in subsequent documentation to assess the Company’s ability to develop reliable cost estimates.

•
In response to the material weakness noted above, we obtained account reconciliations of unbilled receivables and billings in excess of revenue earned as of December 31, 2021, evaluated the accuracy and completeness of the schedules, agreed such reconciliations to the trial balance to determine whether reconciling items were appropriate and isolated and investigated all unbilled receivables with no recent activity.

 DIXON HUGHES GOODMAN LLP

We have served as the Company’s auditor since 2020.

Tysons, Virginia
March 31, 2022

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$3,550	$6,702
Contract receivables, net	11,257	10,494
Prepaid expenses and other current assets	5,262	1,554
Total current assets	20,069	18,750

Equipment, software and leasehold improvements, net	839	616
Software development costs, net	532	630
Goodwill	13,339	13,339
Intangible assets, net	3,020	4,234
Operating lease right-of-use assets, net	1,200	1,562
Other assets	52	59
Total assets	$39,051	$39,190

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$1,817	$3,006
PPP Loan, current portion	-	5,034
Accounts payable	1,179	570
Accrued expenses	1,358	1,297
Accrued compensation	1,452	1,505
Billings in excess of revenue earned	5,029	5,285
Accrued warranty	667	665
Income taxes payable	1,654	1,621
Other current liabilities	1,883	2,498
Total current liabilities	15,039	21,481

PPP Loan, noncurrent portion	-	5,034
Operating lease liabilities noncurrent	790	1,831
Other noncurrent liabilities	179	339
Total liabilities	16,008	28,685

Commitments and contingencies (Note 16)

Shareholders' equity:
Preferred stock $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 22,533,005 and 22,192,569 shares issued, 20,934,094 and 20,593,658 shares outstanding, respectively	225	222
Additional paid-in capital	80,505	79,687
Accumulated deficit	(54,584)	(65,191)
Accumulated other comprehensive loss	(104)	(1,214)
Treasury stock at cost, 1,598,911 shares	(2,999)	(2,999)
Total shareholders' equity	23,043	10,505
Total liabilities and shareholders' equity	$39,051	$39,190

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2021	2020

Revenue	$55,183	$57,620
Cost of revenue	43,325	42,835
Gross profit	11,858	14,785

Operating expenses
Selling, general and administrative	14,908	15,765
Research and development	626	686
Restructuring charges	798	1,297
Loss on impairment	3	4,302
Depreciation	284	330
Amortization of definite-lived intangible assets	1,213	1,943
Total operating expenses	17,832	24,323
Operating loss	(5,974)	(9,538)

Interest expense	(159)	(623)
Gain (loss) on derivative instruments, net	19	(17)
Other income (expense), net	16,884	(4)
Income (loss) before taxes	10,770	(10,182)
Provision for income taxes	163	355
Net income (loss)	$10,607	$(10,537)

Net income (loss) per common share - basic	$0.51	$(0.52)

Diluted income (loss) per common share	$0.51	$(0.52)

Weighted average shares outstanding used to compute net loss per share - basic	20,761,191	20,439,157

Weighted average shares outstanding - Diluted	20,761,191	20,439,157

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2021	2020

Net income (loss)	$10,607	$(10,537)
Cumulative translation adjustment	1,110	632
Comprehensive Income (loss)	$11,717	$(9,905)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, January 1, 2020	21,839	$218	$79,400	$(54,654)	$(1,846)	(1,599)	$(2,999)	$20,119

Stock-based compensation expense	-	-	378	-	-	-	-	378
Common stock issued for RSUs vested	354	4	(4)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(87)	-	-	-	-	(87)
Foreign currency translation adjustment	-	-	-	-	632	-	-	632
Net loss	-	-	-	(10,537)	-	-	-	(10,537)
Balance, December 31, 2020	22,193	$222	$79,687	$(65,191)	$(1,214)	(1,599)	$(2,999)	$10,505

Stock-based compensation expense	-	-	1,043	-	-	-	-	1,043
Common stock issued for RSUs vested	340	3	(3)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(222)	-	-	-	-	(222)
Foreign currency translation adjustment	-	-	-	-	1,110	-	-	1,110
Net income	-	-	-	10,607	-	-	-	10,607
Balance, December 31, 2021	22,533	$225	$80,505	$(54,584)	$(104)	(1,599)	$(2,999)	$23,043

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$10,607	$(10,537)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on impairment	3	4,302
Depreciation	284	330
Amortization of intangible assets	1,213	1,943
Amortization of capitalized software development costs	368	339
Amortization of deferred financing costs	11	82
Gain on PPP loan forgiveness	(10,127)	-
Stock-based compensation expense	1,043	378
Bad debt (recovery) expense	691	103
((Gain) loss on derivative instruments, net	(19)	17
Deferred income taxes	93	-
Gain on sale of assets	-	(5)
Changes in assets and liabilities:
Contract receivables, net	(1,397)	6,901
Prepaid expenses and other assets	(3,517)	81
Accounts payable, accrued compensation and accrued expenses	805	(1,498)
Billings in excess of revenue earned	(270)	(2,374)
Accrued warranty	(176)	(721)
Other liabilities	235	1,777
Net cash (used in) provided by operating activities	(153)	1,118

Cash flows from investing activities:
Capital expenditures	(506)	(13)
Proceeds from sale of equipment	-	11
Capitalized software development costs	(270)	(328)
Net cash used in investing activities	(776)	(330)

Cash flows from financing activities:
Proceeds from line of credit	800	4,752
Repayment of line of credit	(1,989)	(1,746)
Payment of insurance premium	(812)	(204)
Repayment of long-term debt	-	(18,481)
Proceeds from Paycheck Protection Program Loan	-	10,000
Termination fee on Interest rate swap agreement	-	(209)
Shares withheld to pay taxes	(222)	(87)
Deferred financing costs	-	(91)
Net cash used in financing activities	(2,223)	(6,066)

Effect of exchange rate changes on cash	-	289
Net decrease in cash and cash equivalents	(3,152)	(4,989)
Cash, cash equivalents at beginning of year	6,702	11,691
Cash, cash equivalents at end of year	$3,550	$6,702

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

1.  Summary of Significant Accounting Policies

Principles of consolidation

GSE Systems, Inc. is a leading provider of professional and technical engineering, staffing services, and simulation software to clients in the power and process industries. References in this report to “GSE,” the “Company,” “we” and “our” are to GSE Systems, Inc. and its subsidiaries, collectively. All intercompany balances and transactions have been eliminated in consolidation.

Accounting estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate the estimates used, including, but not limited to those related to revenue recognition on long-term contracts, allowance for doubtful accounts, product warranties, valuation of goodwill and intangible assets acquired, impairment of long-lived assets to be disposed of, valuation of stock-based compensation awards and the recoverability of deferred tax assets. Actual results could differ from these estimates.

Business combinations
Business combinations are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) ASC 805, Business Combinations, using the acquisition method. Under the acquisition method, the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree are recognized at fair value on the acquisition date, which is the date on which control is transferred to us. Any excess purchase price is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred.
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

Revenue recognition

We derive our revenue through three broad revenue streams: 1) System Design and Build (“SDB”), 2) software, and 3) training and consulting services. We recognize revenue from SDB and software contracts mainly through the Performance Improvement Solutions segment and the training and consulting service contracts through both the Performance Improvement Solutions segment and Workforce Solutions segment.

The SDB contracts are typically fixed-price and consist of initial design, engineering, assembly and installation of training simulators which include hardware, software, labor, and PCS on the software. We generally have two main performance obligations for an SDB contract: (1) the training simulator build and (2) the PCS period. The training simulator build performance obligation generally includes hardware, software, and labor. The transaction price under the SDB contracts is allocated to each performance obligation based on its standalone selling price. We recognize the training simulator build revenue over the construction and installation period using the cost-to-cost input method. In applying the cost-to-cost input method, we use the actual costs incurred to date relative to the total estimated costs to measure the work progress toward the completion of the performance obligation and recognize revenue over time as control transfers to a customer. Estimated contract costs are reviewed and revised periodically during the contract period, and the cumulative effect of any change in estimates is recognized in the period in which the change is identified. Estimated losses are recognized in the period such losses become known.

Uncertainties inherent in the performance of contracts include labor availability and productivity, material costs, change order scope and pricing, software modification and customer acceptance issues. The reliability of these cost estimates is critical to our revenue recognition as a significant change in the estimates can cause our revenue and related margins to change significantly from previous estimates.

Management judgments and estimates involved in the initial creation and subsequent updates to our estimates-at-completion and related profit recognized are critical for our revenue recognition associated with SDB contracts. Inputs and assumptions requiring significant management judgment included anticipated direct labor, subcontract labor, and other direct costs required to deliver on unfinished performance obligations.

The SDB contracts generally provide a one-year base warranty on the systems. The base warranty will not be accounted for as a separate performance obligation under the contract because it does not provide the customer with a service in addition to the assurance that the completed project complies with agreed-upon specifications. Warranties extended beyond our typical one-year period will be evaluated on a case-by-case basis to determine if it provides more than just assurance that the product operates as intended, which requires carve-out as a separate performance obligation.

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

A software license sale contract with multiple deliverables typically includes the following elements: license, installation and training services, and PCS. The total transaction price of a software license sale contract is typically fixed and is allocated to the identified performance obligations based on their relative standalone selling prices. Revenue is recognized as the performance obligations are satisfied. Specifically, license revenue is recognized when the software license is delivered to the customer; installation and training revenue are recognized when the installation and training are completed without regard to a detailed evaluation of the point in time criteria due to the short-term nature of the installation and training services (one to two days on average); and PCS revenue is recognized ratably over the service period, as PCS is deemed as a stand-ready obligation.

The contracts within the training and consulting services revenue stream are either T&M based or fixed-price based. Under a typical T&M contract, we are compensated based on the number of hours of approved time provided by temporary workers and the bill rates which are fixed by type of work, as well as approved expenses incurred. The customers are billed on a regular basis, such as weekly, biweekly or monthly. In accordance with ASC 606-10-55-18, Revenue from contracts with customers, we elected to apply the “right to invoice” practical expedient, under which we recognize revenue in the amount to which we have the right to invoice. The invoice amount represents the number of hours of approved time worked by each temporary worker multiplied by the bill rate for the type of work, as well as approved expenses incurred. Under a typical fixed-price contract, we recognize the revenue on a Percentage of Completion basis as it relates to construction contracts with revenue recognized based on project delivery over time. Revenue from the sale of short-term contracts with a delivery period of one month or less is recognized in the month completed.

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

We recognize training and consulting services revenue as services are performed and bill our customers for services that we have provided on a regular basis (i.e. weekly, biweekly or monthly).

Contract asset relates to performance under the contract for obligations that are satisfied but not yet billed, which we classify as contract receivables, net.

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

Contract receivables, net and contract asset and liabilities

Contract receivables include recoverable costs and accrued profit not billed which represents revenue recognized in excess of amounts billed. Contract asset (contract receivables, net) include amounts earned in performance of services that have not been invoiced. Contract liabilities include billings in excess of revenue earned on uncompleted contracts in the accompanying consolidated balance sheets represent advanced billings to clients on contracts in advance of work performed. Generally, such amounts will be earned and recognized over the next twelve months.
Billed receivables are recorded at invoiced amounts. The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, specific identification and review of customer accounts.

Impairment of long-lived assets

Long-lived assets, such as equipment, purchased software, capitalized software development costs, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized at the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated.

Development expenditures

Development expenditures incurred to meet customer specifications under contracts are charged to cost of revenue. Company sponsored development expenditures are either charged to operations as incurred and are included in research and development expenses or are capitalized as software development costs. The amounts incurred for Company sponsored development activities relating to the development of new products and services or the improvement of existing products and services, were approximately $0.9 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. Of these amounts, the Company capitalized approximately $0.3 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

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

Software development costs

Certain computer software development costs, including direct labor cost, are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenue and is determined using the straight-line method over the remaining estimated economic life of the product, typically three years. On an annual basis, or more frequently as conditions indicate, we assess the recovery of the unamortized software development costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software cost we will write-down the carrying amount of such asset to its estimated fair value based on the future discounted cash flows. The excess of any unamortized computer software costs over the related fair value is written down and charged to operations. Included in capitalized software development costs are certain expenses associated with the development software as a service. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on our consolidated balance sheets.

Goodwill and intangible assets

Our intangible assets include amounts recognized in connection with business acquisitions, including customer relationships, trade names, non-compete agreements and alliance agreements. Due to the impact of the COVID-19 pandemic, definite-lived intangible assets were reviewed for impairment in the first quarter of 2020. The undiscounted cash flows evidenced impairment for the DP Engineering asset group as such, we used a discounted cash flow model to determine the fair value of the DP Engineering asset group and recorded an impairment charge of $4.3 million as of the period ended March 31, 2020.

Our intangible assets impairment analysis includes the use of undiscounted and discounted cash flow models that requires management to make assumptions regarding estimates of revenue growth rates and operating margins used to calculate projected future cash flows.

Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible asset, except for contract backlog and contractual customer relations, which are recognized in proportion to the related project revenue streams. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. We do not have any intangible assets with indefinite useful lives.

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We review goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. We have determined that we have two reporting units, which are the same as our two operating segments: (i) Performance Improvement Solutions (“Performance”) and (ii) Workforce Solutions.

ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform impairment testing. Under ASU 2011-08, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount. Additionally, ASU 2017-04 permits eliminating two step approach when there is indication of impairment.

During the first quarter of fiscal 2020, We determined that the impact of the COVID-19 pandemic on our operations was an indicator of a triggering event that could result in potential impairment of goodwill. As such we performed a Step 1 goodwill analysis whereby we compared the fair value of each reporting unit to its respective carrying value. Based upon this analysis, we determined the fair value of each of our reporting units exceeded the carrying value and thus there was no impairment as of the period ended March 31, 2020. We completed our annual quantitative step 1 analysis as of December 31, 2021 and 2020 and concluded that the fair values of each of our reporting units exceeded their respective carrying values.

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

Foreign currency translation

The United States Dollar (USD) is our functional currency and that of our subsidiaries operating in the United States. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Our foreign subsidiaries’ financial statements are translated into USD using the exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated into USD using the period-end spot foreign exchange rates. Income and expenses are translated at the average exchange rate for the year. Equity accounts are translated at historical exchange rates. The effects of these translation adjustments are cumulative translation adjustments, which are reported as a component of accumulated other comprehensive income (loss) included in the consolidated statements of changes in shareholders’ equity.
For any business transaction that is in a currency different from the entity’s functional currency, we record a gain or loss based on the difference between the exchange rate at the transaction date and the exchange rate at the transaction settlement date (or rate at period end, if unsettled) to the foreign currency realized gain (loss) account in the consolidated statements of operations.

Income taxes

Income taxes are provided under the asset and liability method. Under this method, deferred income taxes are determined based on the differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. A provision is made for our current liability for federal, state and foreign income taxes and the change in our deferred income tax assets and liabilities.

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

Significant customers and concentration of credit risk

For the year ended December 31, 2021, we have a concentration of revenue from one individual customer, which accounted for 13.8% of our consolidated revenue. For the year ended December 31, 2020, we have a concentration of revenue from one individual customer, which accounted for 14.1% of our consolidated revenue. No other individual customer accounted for more than 10% of our consolidated revenue in 2021 or 2020.
As of December 31, 2021 and 2020, we have no customer that accounted over 10% of the Company’s consolidated contract receivables.

Fair values of financial instruments

The carrying amounts of current assets and current liabilities reported in the consolidated balance sheets approximate fair value due to their short term duration.

Derivative instruments

Occasionally, we utilize forward foreign currency exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates. It is our policy to use such derivative financial instruments to protect against market risk arising in the normal course of business in order to reduce the impact of these exposures. We minimize credit exposure by limiting counterparties to nationally recognized financial institutions. We do not have such derivative instruments as of December 31, 2021.

COVID-19

Our employees began working remotely during the first quarter of 2020 due to the COVID-19 pandemic and will continue to do so when practical and as mandated by local, state and federal directives and regulations. Employees almost entirely work from home within our Performance Improvement Solutions segment, except when required to be at the client site for essential project work. Our Performance contracts, which are considered an essential service, are permitted to and mostly continue without pause; however, we have experienced certain delays in new business. For our staff augmentation business, we have seen certain contracts for our Workforce Solutions customers paused or delayed as clients shrink their own on-premise workforces to the minimum operating levels in response to the pandemic; as a result, our Workforce Solutions segment has experienced a decline in its billable employee base since the start of the pandemic. Although we cannot fully estimate the length or gravity of the impact of the COVID-19 pandemic to our business at this time, we have experienced delays in commencing new projects and thus our ability to recognize revenue has been delayed for some contracts. We have also experienced order reductions or other negative changes to orders due to the pandemic. We routinely monitor our operating expenses as a result of contract delays and have made adjustments to keep our gross profit at a sustainable level.

2.  Recent Accounting Pronouncements

Accounting pronouncements recently adopted

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities, Investments – Equity Method and Joint Ventures, and Derivatives and Hedging, which provides clarity for companies that hold equity securities at cost to first update the fair value of an investment, immediately prior to applying the Equity Method of Accounting; or clarity for companies that enter into forward contracts to purchase additional shares of an equity security that would then require the investee to account for the investment via the Equity Method. This ASU is applicable for public companies starting with fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We adopted ASU 2020-01 on January 1, 2021. This standard did not have a significant impact to our consolidated financial statements since we do not currently hold any investments at cost.

In September 2020, the FASB issued ASU 2020-10, Codification Improvements, which is part of an ongoing attempt to improve the consistency of the codification. Previously the option to disclose information in the notes to the financial statements was in one of two sections: Disclosure Section (Section 50) or Other Presentation Matters (Section 45). ASU 2020-10 conforms the disclosure requirements into Section 50 and provides additional information on specific guidance that was previously unclear or not included in the codification. This ASU is applicable for public companies starting with fiscal years beginning after December 15, 2020, with early adoption available for interim and annual financial statements not already filed and using the retrospective approach. However, the FASB does not believe that this should change any of the current reporting or disclosure requirements. We adopted ASU 2020-10 on January 1, 2021. The adoption of this standard did not have a material impact to our consolidated financial statements.

Accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including, but not limited to, trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The new guidance also modifies the impairment model for availablefor- debt securities and requires the entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. The standard also indicates that entities may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On October 16, 2019, the FASB voted to defer the deadlines for private companies and certain small public companies, including smaller reporting companies, to implement the new accounting standards on credit losses. The new effective date is January 1, 2023. As a smaller reporting company, we have elected to defer adoption in line with new deadlines and are currently evaluating the effects, if any, that the adoption of this guidance will have on our consolidated financial position, results of operations and cash flows.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

3.  Earnings per share

Basic earnings per share is based on the weighted average number of outstanding common shares for the period.  Diluted earnings per share adjusts the weighted average shares outstanding for the potential dilution that could occur if outstanding vested stock options were exercised. Basic and diluted earnings per share are based on the weighted average number of outstanding shares for the period.

The number of common shares and common share equivalents used in the determination of basic and diluted (loss) earnings per share were as follows:

(in thousands, except for per share data)	Years ended December 31,
	2021	2020
Numerator:
Net income (loss) attributed to common shareholders	$10,607	$(10,537)

Denominator:
Weighted-average shares outstanding for basic earnings per share	20,761,191	20,439,157

Effect of dilutive securities:
Dilutive RSU shares outstanding	-	-

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	20,761,191	20,439,157

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	-	-

4.  Coronavirus Aid, Relief and Economic Security Act

Paycheck Protection Program Loan (PPP Loan)

On March 27, 2020, the United States enacted the CARES Act. to extend liquidity to small businesses and assist in retaining employees during the COVID-19 pandemic. We applied for and, on April 23, 2020, received a payroll protection program loan in the amount of $10.0 million (the “PPP Loan”) under the CARES Act, as administered by the SBA. The application for receipt of the PPP Loan required us to certify, in good faith, that the attendant economic uncertainty made the loan necessary to support our ongoing operations. The PPP Loan bore interest at a rate of 1% per annum and would mature on April 23, 2022, with the first payment deferred until September 2021. We used the proceeds of the PPP Loan for payroll and related costs, rent and utilities. Pursuant to the regulations promulgated by the SBA, in order to request forgiveness of the PPP Loan, we were required to submit an application to the Lender substantiating that we were entitled to the PPP Loan and used the proceeds of the PPP Loan as permitted under the CARES Act. The Lender reviewed our application for forgiveness and associated documentation, and on February 26, 2021 forwarded our application to the SBA with the Lender’s determination that the loan is fully forgivable. On August 5, 2021, we received notice that full principal amount and all accrued interest thereon of the PPP Loan was formally forgiven by the SBA. We recognized other income of $10.1 million related to this forgiveness during 2021.

Employee Retention Credits (ERC)

Employee retention tax credits, made available under the CARES Act, allow eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. For the fourth quarter of 2021, we have received a refund of $0.2 million from the IRS for previously filed Form 941s. For the year ended December 31, 2021 we have applied for a total of $5.0 million from the IRS with the timely filing of Form 941 and 941-X and recognized a benefit of $2.2 million from unremitted payroll taxes as allowable. We recorded other income of $7.2 million related to the employee retention tax credits earned for the year ended December 31, 2021. As of December 31, 2021, we received employee retention tax credit refunds totaling $0.9 million with remaining outstanding refunds receivable of $4.1 million which was included in the other current assets balance at December 31, 2021. Subsequent to the year end, we received the employee retention tax credit refunds of $1.1 million.

5.  Revenue

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. We primarily generate revenue through three distinct revenue streams: (1) SDB, (2) software and (3) training and consulting services across our Performance and Workforce Solutions segments. We recognize revenue from SDB and software contracts mainly through our Performance segment. We recognize training and consulting service contracts through Performance Improvement Solutions segment and Workforce Solutions segment.

The following table represents a disaggregation of revenue by type of goods or services for the years ended December 31, 2021 and 2020, along with the reportable segment for each category:
(in thousands)

	Twelve Months Ended December 31,
	2021	2020
Performance Improvement Solutions segment
System Design and Build	$6,168	$11,197
Point in time	-	316
Over time	6,168	10,881

Software	4,767	3,873
Point in time	343	1,411
Over time	4,424	2,462

Training and Consulting Services	17,316	17,720
Point in time	1,846	110
Over time	15,470	17,610

Workforce Solutions segment
Training and Consulting Services	26,932	24,830
Point in time	476	21
Over time	26,456	24,809

Total revenue	$55,183	$57,620

The following table reflects the balance of contract liabilities and the revenue recognized in the reporting period that was included in the contract liabilities from contracts with customers:

(in thousands)
	December 31, 2021	December 31, 2020
Billings in excess of revenue earned (BIE)	$5,029	$5,285
Revenue recognized in the period from amounts included in BIE at the beginning of the period	$4,708	6,691

For the year ended December 31, 2021, we recognized revenue of $26 thousand related to performance obligations satisfied in previous periods.

As of December 31, 2021, the aggregate amount of transaction price allocated to the remaining performance obligations of SDB, software and fixed-price training and consulting services contracts is $21.2 million. We will recognize the revenue as the performance obligations are satisfied, which is expected to occur over the next twelve months.
Part of the training and consulting services contracts are T&M based. Under a typical T&M contract, we are compensated based on the number of hours of approved time provided by temporary workers and the bill rates, which are fixed by type of work, as well as approved expenses incurred. As part of our adoption of ASU 2014-09, we have elected to use the optional exemption under ASC 606-10-50-14(b) Revenue from contracts with customers, pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations under such contracts and when we expect to recognize the revenue.

6.  Restructuring expenses

International Restructuring
On December 27, 2017, the Board of Directors approved an international restructuring plan to streamline and optimize our global operations. Beginning in December 2017, we have been in the process of consolidating its engineering services and R&D activities to Maryland and ceasing an unprofitable non-core business in the United Kingdom (UK). As a result, we have closed our offices in Nyköping, Sweden; Chennai, India; and Stockton-on-Tees, UK. These actions are designed to improve our productivity by eliminating duplicate employee functions, increasing our focus on our core business, improving efficiency and maintaining the full range of engineering capabilities while reducing costs and organizational complexity.

We eliminated approximately 40 positions due to these changes, primarily in Europe and India, and has undertaken other related cost-savings measures. As a result of these efforts, we have recorded total restructuring charges of approximately $3.9 million, primarily related to workforce reductions, contracts termination costs and asset write-offs due to the exit activities. We recorded a restructuring charge of $1.0 million and $0.8 million for the years ended December 31, 2020 and December 31, 2021, respectively. In addition to the restructuring costs incurred to date, we have charged $1.2 million of cumulative translation adjustments against net income (loss) and an approximately $0.8 million of tax benefit was realized upon liquidation of these foreign entities.

DP Engineering Restructuring

During the third quarter of 2019, we implemented a restructuring plan as a result of the work suspension of DP Engineering’s largest customer and subsequent notification on August 6, 2019 that the EOC contract was being terminated.  Accordingly, we took the necessary measures to reduce DP Engineering’s workforce by approximately 12 full-time employees and terminated one of its office leases early resulting in a one-time cost of $0.3 million being paid in the third quarter of 2019. As a result of this plan, we incurred $0.2 million of restructuring costs to align the workforce to the expected level of business for the years ended December 31, 2020.

Lease abandonment

As of December 31, 2019, management decided to cease-use and abandoned a portion of several operating lease right of use lease assets in a long idled space in our Sykesville office and in DP Engineering’s Fort Worth office. This was decided as part of the on-going international restructuring plans to right size the organization. Management determined the square footage which would remain in use and took steps to ensure the abandoned space was separated from the remaining in use space, end access of all employees to the abandoned sections, and remove any remaining office furniture assets. We applied the abandonment guidance in ASC 360-10-35. We believe “abandonment” means ceasing to use the underlying asset and lacking either the intent or the ability to sublease the underlying asset. Accordingly, lease abandonment restructuring charges incurred relating to the right of use assets for the year ended December 31, 2020 totaled $1.5 million. No additional charges were incurred for the year ended December 31, 2021.

The following table shows the abandoned square footage and right of use asset details:

	Sykesville	Fort Worth	Total

Square Ft in use December 1, 2019	36,549	19,871	56,420
Square Ft in use December 31, 2019	14,636	9,936	24,572
Abandoned Square Ft	21,913	9,936	31,849
(in thousands)
Pre-Abandonment ROU Balance	$1,474	$1,291	$2,765
Post-Abandonment Balance	590	646	1,236
Abandonment ROU	$884	$646	$1,529

The following table shows the total restructuring costs:

	Total 2021 Restructuring Costs	Total 2020 Restructuring Costs
Restructuring Costs
Lease termination costs	$(10)	$-
International restructuring	808	1,119
Employee termination benefits	-	178
Total	$798	$1,297

Expected Restructuring Costs

We expect no additional restructuring costs under the international restructuring plan. As a part of the DP restructuring, the right sizing effort had led to the lease abandonment and related impairment as mentioned above. In a continuing effort to align our workforce and by extension the available workspace, we expect future restructuring as we continue to migrate out of the Sykesville office. At this time management is unable to estimate the ultimate restructuring costs or timeline over which these costs will be recognized.

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

We monitor operating results and events and circumstances that may indicate potential impairment of intangible assets. We perform an annual intangible assets impairment analysis at the year end, which includes the use of undiscounted cash flow and discounted cash flow models that requires management to make assumptions regarding estimates of growth rates used to forecast revenue, operating margin and terminal value as well as determining the appropriate risk adjusted discount rates and other factors that impact fair value determinations. The current assessment has no indication of impairment.

Management determined no additional triggering impact occurred during the year ended December 31, 2021.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangible assets:

(in thousands)	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$8,628	$(6,432)	$2,196
Trade names	1,689	(1,108)	581
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreement	527	(429)	98
Alliance agreement	527	(382)	145
Others	167	(167)	-
Total	$12,442	$(9,422)	$3,020

(in thousands)	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impact of Impairment	Net
Amortized intangible assets:
Customer relationships	$11,730	$(5,504)	$(3,102)	$3,124
Trade names	2,467	(1,020)	(778)	669
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	949	(336)	(422)	191
Alliance agreement	527	(277)	-	250
Others	167	(167)	-	-
Total	$16,744	$(8,208)	$(4,302)	$4,234

Amortization expense related to definite-lived intangible assets totaled 1.2 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years:

(in thousands)
Years ended December 31:
2022	$910
2023	640
2024	435
2025	334
2026	266
Thereafter	435
$3,020

Goodwill

There were no changes in goodwill during 2019 to 2020 and 2020 to 2021:

(in thousands)

	Goodwill	Impairment	Net
Performance Improvement Solutions	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	-	8,431
Net book value at December 31, 2021	$16,709	$(3,370)	$13,339

8.  Contract Receivables

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

Recoverable costs and accrued profit not billed represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts. The components of contract receivables are as follows:

(in thousands)	December 31,
	2021	2020
Billed receivables	$6,124	$5,694
Unbilled receivables	6,143	5,160
Allowance for doubtful accounts	(1,010)	(360)
Total contract receivables, net	$11,257	$10,494

Management reviews collectability of receivables periodically and records an allowance for doubtful accounts to reduce our receivables to their net realizable value when it is probable that we will not be able to collect all amounts due according to the contractual terms of the receivable. The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, and specific identification and review of customer accounts. During the years ended December 31, 2021 and 2020, we recorded bad debt expense of $678 thousand and $103 thousand, respectively. Included in the current year provision is an impairment of unbilled receivables of $824 thousand related to a customer contract with our GSE Beijing entity offset by $133 thousand recovery of bad debt from previously written off balances.

During January 2022, we invoiced $2.1 million of the unbilled amounts related to the balance at December 31, 2021.

The activity in the allowance for doubtful accounts is as follows:

(in thousands)	As of and for the
	Years ended December 31,
	2021	2020

Beginning balance	$360	$458
Current year (recovery) provision	678	103
Current year write-offs	(28)	(201)
Ending balance	$1,010	$360

9.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	December 31,
	2021	2020
Income tax receivable	$129	$136
Prepaid expenses	933	883
Other current assets	4,200	535
Total	$5,262	$1,554

Other current assets primarily include Employee Retention Credits not yet received as of December 31, 2021. Subsequent to the year end, we received the employee retention tax credit refunds of $1.1 million, which was included in the other current assets balance at December 31, 2021. Prepaid expenses primarily include prepayment for insurance and other subscription-based services.

10.  Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements, net consist of the following:

(in thousands)	December 31,
	2021	2020
Computer and equipment	$2,270	$2,229
Software	2,150	1,695
Leasehold improvements	659	660
Furniture and fixtures	839	848
	5,918	5,432
Accumulated depreciation	(5,079)	(4,816)
Equipment, software and leasehold improvements, net	$839	$616

Depreciation expense was $0.3 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. Capitalization of internal-use software cost of $0.5 million related to the ongoing systems upgrade and implementation effort were recorded in software for the twelve months ended December 31, 2021.

11.  Product Warranty

Accrued warranty

For contracts that contain a warranty provision, we provide an accrual for estimated future warranty costs based on historical experience and projected claims. Our contracts may contain warranty provisions ranging from one year to five years. The current portion of the accrued warranty is presented separately on the consolidated balance sheets within current liabilities whereas the noncurrent portion is included in other liabilities.

The activity in the accrued warranty accounts is as follows:

(in thousands)	As of and for the
	years ended December 31,
	2021	2020

Beginning balance	$922	$1,323

Current year provision	(43)	(205)

Current year claims	(133)	(203)

Currency adjustment	2	7

Ending balance	$748	$922

The current and non-current warranty balance is as follows:

	December 31,
	2021	2020
Current	$667	$665
Non-current	81	257
Total Warranty	$748	$922

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

As of December 31, 2021 and 2020, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

During the years ended December 31, 2021 and 2020, we did not have any transfers into or out of Level 3. The following table presents assets measured at fair value at December 31, 2021:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$15	$-	$-	$15

Total assets	$15	$-	$-	$15

The following table presents assets measured at fair value at December 31, 2020:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Money market funds	$435	$-	$-	$435

Total assets	$435	$-	$-	$435

13.  Debt

On December 29, 2016, we entered a 3-year $5.0 million revolving line of credit facility (“RLOC”) with the Citizens Bank, N.A. (the “Bank”) to fund general working capital needs and acquisitions. On May 11, 2018, we entered into the Amended and Restated Credit and Security Agreement (the “Credit Agreement” or the “Credit Facility”) to (a) expand the RLOC to include a letter of credit sub-facility and not be subject to a borrowing base and (b) to add a $25.0 million term loan facility, available to finance permitted acquisitions over the following 18 months. The credit facility was subject to certain financial covenants and reporting requirements and was scheduled to mature on May 11, 2023 and accrue interest at the USD LIBOR, plus a margin that varies depending on our overall leverage ratio. The RLOC had required monthly payments of only interest, with principal due at maturity, while our term loan draws required monthly payments of principal and interest based on an amortization schedule. Our obligations under the Credit Agreement are guaranteed by our wholly owned subsidiaries, Hyperspring, Absolute, True North, DP Engineering and by any future material domestic subsidiaries (collectively, the “Guarantors”). We subsequently amended and ratified the Credit Agreement a number of times. More recently, during 2020, the COVID-19 pandemic impacted our operations and our projected ability to comply with certain financial covenants. As such, we amended the credit facility at various dates in 2020 to revise our fixed charge ratio and leverage ratio requirements as well as our Adjusted EBITDA requirement. In exchange for relaxed covenants or waivers of covenants for certain periods, we were required by the Bank to curtail our term debt, and as a part of the Eighth Amendment and Reaffirmation Agreement, entered into in June of 2020, we repaid the entire outstanding balance on the term loan facility.

Due to a projected violation of the leverage ratio at the end of the first quarter, we signed the Ninth Amendment and Reaffirmation Agreement with an effective date of March 29, 2021. Pursuant to the Ninth Amendment and Reaffirmation Agreement, the Bank waived the fixed charge coverage ratio and leverage ratio for the quarters ending March 31 and June 30, 2021, and we agreed, for each quarter thereafter, that the fixed charge coverage ratio shall not be less than 1.10 to 1.00. In addition, we agreed to not exceed a maximum leverage ratio starting on September 30, 2021 as follows: (i) 3.25 to 1.00 for the period ending September 30, 2021; (ii) 3.00 to 1.00 for the period ending on December 31, 2021, (iii) 2.75 to 1.00 for the period ending March 31, 2022; (iv) 2.50 to 1.00 for the period ending June 30, 2022 and (v) 2.00 to 1.00 for the periods ending September 30, 2022 and each December 31st, March 31st, June 30th and September 30th thereafter. We were also required to maintain a minimum of $2.5 million in aggregate USA liquidity. As part of the amendment, we agreed, at closing, (i) to make a $500,000 pay down of RLOC; (ii) RLOC commitment to be reduced to $4.25 million; and (iii) $0.5 million of RLOC will only be available for issuance of Letters of Credit. We also agreed to pay $0.5 million to reduce RLOC to $3.75 million by June 30, 2021 and to $3.5 million by September 30, 2021. Commencing December 31, 2021 and on the last day of each quarter, we will pay $75,000 to reduce the RLOC. We incurred $25,000 fees related to this amendment during the year ended December 31, 2021.

Following the Ninth Amendment and Reaffirmation Agreement, due to Q3 2021 violations of the leverage ratio covenant, we signed the Tenth Amendment and Reaffirmation Agreement with an effective date of November 12, 2021, with our bank to waive the fixed charge coverage ratio and leverage ratio for the quarters ending September 30 and December 31, 2021, and we agreed, (i) interest on the outstanding principal amount of the RLOC shall accrue at the interest rate in effect for the RLOC from time to time, but the interest due and payable on the RLOC on each Interest Payment Date shall be determined by subtracting seventy-five (75) basis points from the Applicable Margin and (ii) the seventy-five (75) basis points of accrued interest on the RLOC not paid on any Interest Payment Date pursuant to clause (i) above shall be due and payable on the Termination Date or the date of payment in full of the RLOC. RLOC Amount” means (i) $3,500,000 (ii) on each date a payment in the amount of $250,000 is made pursuant to Subsection 2.1.5(d), the RLOC Amount immediately prior to such payment reduced by $250,000 and (iii) on March 31, 2022 and on each June 30, September 30, December 31 and March 31 thereafter, the RLOC Amount immediately prior to each such date reduced by $37,500. In addition, we agreed, by December 31, 2021, we will pay the Bank $250,000 to be applied to the principal amount outstanding under the RLOC. Commencing on March 31, 2022 and on each June 30, September 30, December 31 and March 31 thereafter, we will pay the Bank $75,000 to be applied to the principal amount outstanding under the RLOC. In addition, within the fifth (5th) Business Day after we have received, subsequent to November 1, 2021, Employee Retention Credits in an aggregate amount not less than $500,000, we will pay the Bank $250,000 to be applied to the principal amount outstanding under the RLOC. We are also required to maintain a minimum of $2.25 million in aggregate USA liquidity. We incurred $15 thousand of amendment fee related to this amendment.

On February 23, 2022, we entered into a Securities Purchase Agreement with Lind Global Fund II LP (“Lind Global”), pursuant to which we issued to Lind Global a two-year, secured, interest-free convertible promissory note to pay off the Revolving Line of Credit balance with Citizens Bank (See Note 24).

Revolving Line of Credit (“RLOC”)

As of December 31, 2021, we had outstanding borrowings of $1.8 million under the RLOC and four letters of credit totaling $1.1 million outstanding to certain of our customers. The total borrowing capacity under the RLOC was $3.25 million as of December 31, 2021. After consideration of letters of credit and the $0.5 million reserved for issuance of new letters of credit, there was no amount available for borrowing under the RLOC.

Using proceeds from the Convertible Note (further described in Note 24), we repaid in full, all outstanding indebtedness owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens has been terminated.  We will continue to maintain a cash management account and certain letters of credit with Citizens and, accordingly, have entered into a certain Cash Management Agreement with Citizens, as well as certain Cash Pledge Agreements in amounts corresponding to the current outstanding letters of credits with customers (as described above).

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

As of December 31, 2021, we had no foreign exchange contracts outstanding.

Interest Rate Risk Management

For the periods presented, we did not elect to designate any of our derivative contracts as hedges. Changes in the fair value of the derivative contracts are included in loss on derivative instruments, net in the consolidated statements of operations.

For the years ended December 31, 2021 and 2020, we recognized a net (loss) gain on its derivative instruments as outlined below:

	Years ended December 31,
(in thousands)	2021	2020

Foreign exchange contracts- change in fair value	$-	$17
Interest rate swap - change in fair value	-	(49)
Remeasurement of related contract receivables and billings in excess of revenue earned	19	15
	$19	$(17)

15.  Income Taxes

The consolidated income before income taxes, by domestic and foreign sources, is as follows:

(in thousands)	Years ended December 31,
	2021	2020
Domestic	$13,351	$(13,834)
Foreign	(2,581)	3,652
Total	$10,770	$(10,182)

The provision (benefit) for income taxes is as follows:

(in thousands)	Years ended December 31,
	2021	2020
Current:
Federal	$(75)	$3
State	74	67
Foreign	71	285
Subtotal	70	355

Deferred:
Federal	48	-
State	45	-
Foreign	-	-
Subtotal	93	-
Total	$163	$355

The effective income tax rate for the years ended December 31, 2021 and 2020 differed from the statutory federal income tax rate as presented below:

	Effective Tax Rate percentage (%)
	Years ended December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.1%	3.7%
Effect of foreign operations	(0.2)%	(0.9)%
Effect of foreign restructuring	2.3%	(6.7)%
Change in valuation allowance	2.3%	(15.6)%
PPP Loan Forgiveness	(19.5)%	0.0%
Meals and Entertainment	0.0%	(0.4)%
Stock-based compensation	1.0%	(2.2)%
GILTI Inclusion	0.0%	(0.2)%
Uncertain Tax Positions	(7.5)%	(2.5)%
Prior year reconciling items	0.0%	0.3%
Effective tax rate	1.5%	(3.5)%

The difference between the effective rate and statutory rate in 2021 primarily resulted from a change in valuation allowance, permanent differences, including PPP Loan forgiveness and foreign restructuring, accruals related to uncertain tax positions, the tax impact of stock compensation forfeitures, foreign taxes, and state tax expense.

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. A summary of the tax effect of the significant components of the deferred income tax assets and liabilities is as follows:

(in thousands)	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$6,180	$5,406
Accruals	122	387
Reserves	434	309
Alternative minimum tax credit carryforwards	-	69
Stock-based compensation expense	172	251
Intangible assets	2,368	2,362
Goodwill	892	995
Operating lease liability	472	747
Fixed Assets	29	-
Other	243	271
Total deferred tax asset	10,912	10,797
Valuation allowance	(9,410)	(9,165)
Total deferred tax asset less valuation allowance	1,502	1,632

Deferred tax liabilities:
Software development costs	(135)	(164)
Fixed assets	-	(22)
Indefinite-lived intangibles	(1,190)	(967)
Operating lease - right of use asset	(253)	(379)
Other	(17)	(100)
Total deferred tax liability	(1,595)	(1,632)

Net deferred tax liability	$(93)	$-

We file tax returns in the United States federal jurisdiction and in several state and foreign jurisdictions. Because of the net operating loss carryforwards, we are subject to U.S. federal and state income tax examinations for tax years 2000, and forward, and is subject to foreign tax examinations by tax authorities for the years 2016 and forward. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

In assessing the ability to realize our deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Our ability to realize its deferred tax assets depends primarily upon the preponderance of positive evidence that could be demonstrated by three-year cumulative positive earnings, reversal of existing deferred temporary differences, and generation of sufficient future taxable income to allow for the utilization of deductible temporary differences.
As of each reporting date, our management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. This analysis is performed on a jurisdiction by jurisdiction basis.
We performed an analysis of the valuation allowance position for its worldwide deferred tax assets and determined that a valuation allowance continues to be necessary on its U.S. and foreign deferred tax assets at December 31, 2021.

As of December 31, 2021, our largest deferred tax asset was $6.2 million of net operating losses. It primarily relates to a U.S. net operating loss carryforward of $6.2 million; $4.5 million of the net operating loss carryforward expires in various amounts between 2023 and 2037; $1.7 million of the net operating loss carryforward is an indefinite-lived deferred tax asset. We do not believe that it is more likely than not that we will be able to realize its deferred tax assets for its U.S. and foreign deferred tax assets at December 31, 2021 and therefore we have maintained a $9.4 million valuation allowance for our net deferred tax assets. The Company has a deferred tax liability in the amount of $93 thousand at December 31, 2021 related to the portion of Goodwill which cannot be offset by deferred tax assets.

As of December 31, 2021 and 2020, our consolidated cash and cash equivalents totaled $3.6 million and $6.7 million, respectively, including cash and cash equivalents held at non-U.S. entities totaling $1.2 million and $3.1 million, respectively. The non-U.S. entities include operating subsidiaries located in China. We do not assert permanent reinvestment in China. Accordingly, we analyzed the cumulative earnings and profits and determined the US deferred liability related to this position is immaterial.

Uncertain Tax Positions

During 2021 and 2020, we recorded tax liabilities for certain foreign tax contingencies. We recorded these uncertain tax positions in other current liabilities on the consolidated balance sheets.

The following table outlines our uncertain tax liabilities, including accrued interest and penalties for each jurisdiction:

	China		Ukraine		South Korea		UK		U.S.
(in thousands)	Tax	Interest and Penalties	Tax	Interest and Penalties	Tax	Interest and Penalties	Tax	Interest and Penalties	Tax	Interest and Penalties	Total

Balance, January 1, 2020	$201	$318	$78	$60	$554	$178	$-	$-	$793	$6	$2,188
Increases	13	60	-	-	128	96	45	21	-	3	366
Decreases	-	-	(64)	(50)	-	-	-	-	-	-	(114)
Balance, December 31, 2020	$214	$378	$14	$10	$682	$274	$45	$21	$793	$9	$2,440
Increases	6	50	-	-	-	61	-	9	-	3	129
Decreases	-	-	(14)	(10)	(38)	-	-	-	(793)	(12)	(867)
Balance, December 31, 2021	$220	$428	$-	$-	$644	$335	$45	$30	$-	$-	$1,702

16.  Capital Stock
The total authorized shares of capital stock we are authorized to issue equals 62,000,000 total shares of stock of which 60,000,000 are designated as common stock and 2,000,000 are designated as preferred stock. Our Board of Directors has the authority to establish one or more classes of preferred stock and to determine, within any class of preferred stock, the preferences, rights and other terms of such class.
As of December 31, 2021, the Company has reserved 7,500,000 shares of common stock for issuance; zero are reserved for shares upon exercise of outstanding stock options and 1,595,665 are reserved for shares upon vesting of restricted stock units. There are 1,266,479 shares available for future grants under the Plan (as further defined below).

17.  Stock-Based Compensation

Long-term incentive plan
During 1995, we established the 1995 Long-Term Incentive Stock Option Plan (the “Plan”), which permits the granting of stock options (including incentive stock options and nonqualified stock options) stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination of these to employees, directors or consultants. The Plan was amended and restated effective April 22, 2016 and expires on  April 21, 2026; the total number of shares that could be issued under the Plan is 7,500,000. As of December 31, 2021, 4,637,856 shares have been issued under the Plan, zero stock options and 1,595,665 restricted stock units (RSUs) were outstanding under the Plan, while 1,266,479 shares remain for future grants under the Plan.

We recognize compensation expense on a pro rata straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. We recognize the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change. We have not capitalized any portion of its stock-based compensation. Our forfeiture rate is based on actuals.
During the years ended December 31, 2021 and 2020, we recognized $1.0 million and $0.4 million, respectively, of stock-based compensation expense under the fair value method. Accordingly, we recognized associated deferred income tax expense (benefits) of $111 thousand and $220 thousand before valuation allowance, respectively, during the years ended December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, there were no stock-based compensation expense related to the change in fair value of cash-settled RSUs, which we account for as a liability.

On February 23, 2022, we entered into a Securities Purchase Agreement with Lind Global Fund II LP (“Lind Global”), pursuant to which we issued to Lind Global a two-year, secured, interest-free convertible promissory note in the amount of $5.75 million (the “Convertible Note”) and a common stock purchase warrant to acquire 1,283,732 shares of our common stock (the “Warrant”) (See Note 24).

Restricted Stock Units
During the years ended December 31, 2021 and 2020, we issued RSUs to employees which vest upon the achievement of specific market-based or time-based measures. The fair value for RSU's is calculated based on the stock price on the grant date and expensed ratably over the requisite service period as market-based results achieved, which ranges between one year and five years. The following table summarizes the information about vested and unvested restricted stock units for the years ended December 31, 2021 and 2020.

	Number of Shares	Weighted Average Fair Value

Nonvested RSUs at January 1, 2020	1,973,725	$1.49
RSUs granted	689,000	1.09
RSUs forfeited	(534,052)	2.49
RSUs vested	(408,941)	1.67

Nonvested RSUs at December 31, 2020	1,719,732	$1.36

Nonvested RSUs at January 1, 2021	1,719,732	$1.36
RSUs granted	983,661	1.69
RSUs forfeited	(631,367)	0.88
RSUs vested	(476,361)	1.71

Nonvested RSUs at December 31, 2021	1,595,665	$1.77

As of December 31, 2021, we had $0.7 million of unrecognized compensation expense related to the RSUs expected to be recognized on a pro-rata straight line basis over a weighted average remaining service period of approximately 1.2 years.

18.  Leases

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

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets (in thousands):

Operating Leases	Classification	December 31, 2021	December 31, 2020
Leased Assets
Operating lease - right of use assets	Long term assets	$1,200	$1,562

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	1,205	1,138
Operating lease liabilities	Long term liabilities	790	1,831
		$1,995	$2,969

During September 2020, we notified the landlord of our consolidated subsidiary Absolute’s home office of our decision not to renew the lease.

We executed a sublease agreement with a tenant to sublease 850 square feet from the Sykesville office space on September 13, 2021. This agreement is in addition to the previous sublease for 3,650 square feet entered into on May 1, 2019. The addition of the second sublease is for a portion of the space previously abandoned in December 2019. The sublease does not relieve us of our primary lease obligation. The lessor agreements are all considered operating leases, maintaining the historical classification of the underlying lease. We do not recognize any underlying assets for the subleases as a lessor of operating leases. The net amount received from the sublease is recorded within selling, general and administrative expenses.

The table below summarizes the lease income and expenses recorded in the consolidated statements of operations incurred year to date ended December 31, 2021, (in thousands):

Lease Cost	Classification	Twelve months ended December 31, 2021
Operating lease cost (1)	Selling, general and administrative expenses	$728
Short-term leases costs (2)	Selling, general and administrative expenses	60
Sublease income (3)	Selling, general and administrative expenses	(115)
Net lease cost		$673

(1) Includes variable lease costs which are immaterial.
(2) Include leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of 2 tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

We are obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of December 31, 2021 are as follows:

(in thousands)	Gross Future
Minimum Lease
Payments

2022	$1,280
2023	675
2024	122
2025	10
2026	3
Thereafter	-
Total	$2,090
Less: Interest	95
Present value of lease payments	$1,995

We have calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, we use the incremental borrowing rate as the lease discount rate:

Lease Term and Discount Rate	Twelve months ended December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	1.80
Weighted-average discount rate
Operating leases	5.00%

The table below sets out the classification of lease payments in the consolidated statements of cash flows. There was no right-of-use assets obtained in exchange for operating lease liabilities represent new operating leases obtained through our business combination during the year to date ended December 31, 2021:

(in thousands)
	Twelve months ended December 31,
Cash paid for amounts included in measurement of liabilities	2021	2020

Cash paid for amounts included in measurement of liabilities	$1,326	$1,314

Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

19.  Employee Benefits

We have a qualified defined contribution plan that covers all U.S. employees under Section 401(k) of the Internal Revenue Code. Under this plan, our stipulated basic contribution matches a portion of the participants’ contributions based upon a defined schedule for employee’s in our Performance Improvement Solutions segment. Our contributions to the plan were approximately $290 thousand and $260 thousand for the years ended December 31, 2021 and 2020, respectively.

20.  Segment Information

We have two reportable business segments.
The Performance Improvement Solutions segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve. Solutions include simulation for both training and engineering applications. Examples of engineering services include, but are not limited to, plant design verification and validation, thermal performance evaluation and optimization programs, and engineering programs for plants for ASME code and ASME Section XI. We provide these services across all market segments through our Performance, True North, and DP Engineering subsidiaries. Example training applications include turnkey and custom training services. Contract terms are typically less than two years.

The Workforce Solutions segment provides specialized workforce solutions primarily to the nuclear industry, working at clients’ facilities. This business is managed through our Hyperspring and Absolute subsidiaries. The business model, management focus, margins and other factors clearly separate this business line from the rest of our products and services portfolio.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (benefit). Inter-segment revenue is eliminated in consolidation and is not significant.

(in thousands)	Years ended December 31,
	2021	2020
Revenue:
Performance Improvement Solutions	$28,140	$32,790
Workforce Solutions	27,043	24,830
Total revenue	$55,183	$57,620

Operating loss
Performance Improvement Solutions	$(4,422)	$(2,683)
Workforce Solutions	(1,549)	(2,076)
Litigation	-	(477)
Loss on impairment	(3)	(4,302)

Operating loss	$(5,974)	$(9,538)

Interest expense	(159)	(623)
Gain (loss) on derivative instruments, net	19	(17)
Other income (expense), net	16,884	(4)
Income (loss) before taxes	$10,770	$(10,182)

Additional information relating to segments is as follows:

(in thousands)	December 31,
	2021	2020

Performance Improvement Solutions	$23,742	$25,845
Workforce Solutions	15,309	13,345
Total assets	$39,051	$39,190

For the years ended December 31, 2021 and 2020, 91% and 89%, respectively, of our consolidated revenue was from customers in the nuclear power industry. We design, develop and deliver business and technology solutions to the energy industry worldwide. Revenue, operating income (loss) and total assets for our United States, European, and Asian subsidiaries as of and for the years ended December 31, 2021 and 2020 are as follows:

(in thousands)	Year ended December 31, 2021
	United States	Europe	Asia	Eliminations	Consolidated

Revenue	$54,203	$-	$980	$-	$55,183
Transfers between geographic locations	386	-	88	(474)	-
Total revenue	$54,589	$-	$1,068	$(474)	$55,183
Operating income (loss)	$(3,351)	$(1,746)	$(877)	$-	$(5,974)
Total assets, at December 31	$170,116	$-	$3,119	$(134,184)	$39,051

(in thousands)	Year ended December 31, 2020
	United States	Europe	Asia	Eliminations	Consolidated

Revenue	$56,628	$-	$992	$-	$57,620
Transfers between geographic locations	465	-	31	(496)	-
Total revenue	$57,093	$-	$1,023	$(496)	$57,620
Operating income (loss)	$(13,041)	$3,231	$272	$-	$(9,538)
Total assets, at December 31	$161,672	$2,679	$3,191	$(128,352)	$39,190

Revenues by geographic location above are attributed to the contracting entity.  Therefore, revenues from a foreign customer that contracted directly with our U.S. entity are included in revenues from the United States. All revenues in Asia were attributable to our Chinese subsidiary.

Alternatively, revenue from customers domiciled in foreign countries were approximately 12% and 17%, of our consolidated 2021 and 2020 revenue, respectively.  Revenue from foreign countries where our customers reside were all individually less than 10% of our consolidated revenue during 2021 and 2020.

21.  Supplemental Disclosure of Cash Flow Information

(in thousands)	Year ended December 31,
	2021	2020
Cash paid for interest and income taxes:
Interest	$118	$532
Income taxes	$129	$194

Noncash activity of financing insurance premium	$890	$813

22.  Non-consolidated Variable Interest Entity

Through our wholly owned subsidiary, DP Engineering, we effectively hold a 48% membership interest in DP-NXA Consultants LLC (“DP-NXA”).
DP-NXA was established to provide industrial services that include civil, structural, architectural, electrical, fire protection, plumbing, mechanical consulting engineering services to customers. DP-NXA sub-contracts their work to its two owners, NXA Consultants LLC (“NXA”), which owns 52% of the entity, and DP Engineering. DP Engineering and NXA contributed $48 thousand and $52 thousand, respectively, for 48% and 52% interest in DP-NXA. DP Engineering recorded the contributed cash as an equity investment.
We evaluated the nature of DP Engineering’s investment in DP-NXA and determined that DP-NXA is a variable interest entity (“VIE”). Since we do not have the power to direct activities that most significantly impact DP-NXA, we cannot be DP-NXA’s primary beneficiary. Furthermore, we concluded that we do not hold a controlling financial interest in DP-NXA since NXA, the VIE’s majority owner, makes all operational and business decisions. We account for DP Engineering’s investment in DP-NXA using the equity method of accounting due to the fact DP Engineering exerts significant influence with its 48% of membership interest, but does not control the financial and operating decisions.
Our maximum exposure to any losses incurred by DP-NXA is limited to DP Engineering’s investment. As of December 31, 2021, DP Engineering has not made any additional contributions to DP-NXA and we believe DP Engineering’s maximum exposure to any losses incurred by DP-NXA was not material. As of December 31, 2021, we do not have existing guarantee with or to DP-NXA, or any third-party work contracted with it.
For the year ended December 31, 2021, the carrying value of the investment in DP-NXA was zero. We do not have any investment income or loss from DP-NXA for the year ended December 31, 2021.

23.  Commitments and Contingencies

Joyce v. Absolute Consulting, Inc.

On March 29, 2019, a former employee of Absolute Consulting, Inc., filed a putative class action against us and Absolute, Joyce v. Absolute Consulting Inc., case number 1:19 cv 00868 RDB, in the United States District Court for the District of Maryland. The lawsuit alleged that the plaintiff and certain other employees were not properly compensated for overtime hours worked. We were subsequently dismissed from the case, leaving Absolute as the sole defendant.

On August 17, 2020, Absolute entered into a settlement agreement with the plaintiffs (the “Settlement Agreement”), with a maximum settlement amount of $1.5 million which required approval by the Court. On September 8, 2020, the Settlement Agreement was approved by the Court, and the case was dismissed, although the parties remain bound by   the terms of the Settlement Agreement. On September 29, 2020, we received $952 thousand from a general escrow account, originally set up as part of our purchase of Absolute during fiscal year 2017. We presented the loss related to the above-described settlement and the benefit from the above described proceeds from the release of escrow from the Absolute transaction in, selling, general and administrative expenses, in the amount of $477 thousand for the year ended December 31,2021. Following the Court’s approval, Absolute made an initial payment toward the settlement amount in the amount of $625 thousand, which amount included legal fees. After the expiration of an opt-in notice period, the final cost of settling this case, including plaintiff’s attorney fees was approximately $1.4 million. Approximately $713 thousand of the settlement amount was paid out prior to December 31, 2020. Approximately $694 thousand was paid out in 2021. No liability remains as of December 31, 2021.

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

We, from time to time, are involved in litigation in the ordinary course of business. While it is too early to determine the outcome of such matters, management does not expect the resolution of these matters to have a material impact on our financial position or results of operations.

24. Subsequent Events

On February 23, 2022, we entered into a Securities Purchase Agreement with Lind Global Fund II LP (“Lind Global”), pursuant to which we issued to Lind Global a two-year, secured, interest-free convertible promissory note in the amount of $5.75 million (the “Convertible Note”) and a common stock purchase warrant to acquire 1,283,732 shares of our common stock (the “Warrant”).

The Convertible Note is convertible into our common stock at any time after the earlier of six (6) months from issuance of the Convertible Note or the date the registration statement is effective. The conversion price of the Convertible Note is equal to $1.94, subject to customary adjustments. The Convertible Note will reach maturity in February of 2024, although we are permitted to prepay the Convertible Note, provided that Lind Global shall have the option to convert up to one third of the outstanding principal of the Convertible Note at a price per share equal to the lessor of the Repayment Share price or the conversion price (as described below). The Convertible Note is guaranteed by each of our subsidiaries and is secured by a first priority lien on all of our assets. The Convertible Note is not subject to any financial covenants and events of default under the Convertible Note are limited to events related to payment, certain events pertaining to the underlying shares of common stock and other customary events including, but not limited to, bankruptcy or insolvency. Upon the occurrence of an event of default, the Convertible Note will become immediately due and payable, subject to any cure periods described in the Convertible Note, and the customer may demand that all or a portion of the outstanding principal amount be converted into shares of common stock at the lower of the then current conversion price and 80% of the average of the three (3) lowest daily volume-weighted average price (“VWAPs”) during the twenty (20) days prior to delivery of the conversion notice. If there is a change of control of the Company, Lind Global has the right to require us to prepay the outstanding principal amount of the Convertible Note. A portion of the proceeds of the Convertible Note were used to repay, in full, all outstanding indebtedness owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens was terminated.  We will continue to maintain a cash management account and certain letters of credit with Citizens and, accordingly, have entered into a certain Cash Management Agreement with Citizens, as well as certain Cash Pledge Agreements in amounts corresponding to the current outstanding letters of credits with customers (as described in Note 13).

The Warrant entitles Lind Global to purchase up to 1,283,732 shares of our common stock until February 23, 2027, at an exercise price of $1.94 per share, subject to customary adjustments described therein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules promulgated by the Securities and Exchange Commission’s and the forms and information required to be disclosed by us in such reports is accumulated and communicated to management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and our Chief Financial Officer (“CFO”), who is our principal financial officer, to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures  as of December 31, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on management’s assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the existence of the material weakness in internal control over management review of reconciliations over unbilled receivables and billings in excess of revenue earned.

We evaluated the severity of the identified errors resulting from this material weakness and expanded our analysis to assess if the root cause of the issue impacted other controls or account balances.  We concluded that the material weakness was limited to the reconciliation of the accounts noted above.  No further issues were identified through expanded testing. Management recognizes there is a reasonable possibility that a material misstatement of our annual or interim financial statements might not be prevented or detected timely.

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

As a result of the material weakness described above, our CEO and CFO concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on the Internal Control - Integrated Framework (2013) issued by the COSO.

(c)  Changes in Internal Control over Financial Reporting

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2020, we had identified a material weaknesses in our internal control related to the inadequate design and effectiveness of controls related to the balance sheet reconciliation preparation and review of our unbilled receivables and billing in excess of revenue earned balances.

Through Management's evaluation of controls as of December 31,2021 it was determined that the material weakness related to management's preparation and review of reconciliations over unbilled receivables and billings in excess of revenue earned were un-remediated. Our plan to remediate the remaining control weakness includes the hiring of additional skilled personnel to prepare and review reconciliations over unbilled receivables and billings in excess of revenue earned and to continue to enhance our processes to reconcile, review, and evaluate the unbilled receivables and billing in excess of revenue earned accounts on a monthly basis. In the interim, we will utilize members of the financial management team to perform the review of such reconciliations.

Other than described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not Applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item, including items 401, 405, and 407 of Regulation S-K, is incorporated by reference to the section captioned “Directors and Executive Officers” in our definitive Proxy Statement for the Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

We have adopted a Conduct of Business Policy that applies to its directors, officers, and employees, including its principal executive officer, and principal financial officer. The Conduct of Business Policy is available on our website at www.gses.com.  In addition, we have adopted a Code of Ethics for its principal executive officer and senior financial officers which is also available on our website. We will post on its website information about any amendment to, or waiver from, any provision of the Code of Ethics that applies to its principal executive officer, principal financial officer, or principal accounting officer.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will either be set forth under the “Executive Compensation” section in the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item will be either set forth under the sections captioned “Voting Securities and Principal Holders Thereof,” and “Executive Compensation” in the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

The following table sets forth the equity compensation plan information for the year ended December 31, 2021:

Plan Category		Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	Options	-	$-
	RSUs	1,595,665	1.77
		1,595,665	$1.77	1,266,479
Equity compensation plans not approved by security holders		-	$-	-
Total		1,595,665	$1.77	1,266,479

Table above excludes 180,000 RSUs granted under our 1995 Long-Term Incentive Plan that are settled in cash instead of shares.

For a description of the material terms of our stock-based compensation plans, see Notes to the consolidated financial statements in Item 8 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item will be either set forth under the “Directors and Executive Officers” section in the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be either set forth under the “Audit Committee Pre-Approval of Audit and Non-Audit Services” section in the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1)  List of Financial Statements

The following financial statements are included in Item 8:

GSE Systems, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firms (PCAOB ID 57)
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021 and 2020
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements

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

3.	Certificate of Incorporation and Bylaws

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

10.6
GSE Systems, Inc. 1995 Long-Term Incentive Plan, amended and restated, dated as of March 6, 2014. Incorporated herein by reference to Exhibit A of GSE Systems, Inc. Form DEF 14A filed with the Securities and Exchange Commission on April 29, 2014.*

10.7
Form of Option Agreement Under the GSE Systems, Inc. 1995 Long-Term Incentive Plan.  Incorporated herein by reference to GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on March 31, 1997. *

10.8
Form of Restricted Share Unit Agreement pursuant to the GSE Systems, Inc. 1995 Long-Term Incentive Plan, as amended and restated, dated as of April 22, 2016.  Incorporated herein by reference to Exhibit 10.2 of GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016.*

10.9
Form of Amendment to Restricted Share Unit Agreement, dated July 1, 2016.  Incorporated herein by reference to Exhibit 99.8 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016. *

10.10
Employment Agreement, dated July 1, 2016, between GSE Systems, Inc. and Emmett A. Pepe.  Incorporated herein by reference to Exhibit 99.2 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 5, 2016. *

10.11
Amendment to Employment Agreement between Emmett Pepe and GSE Systems, Inc. dated as of June 12, 2017. Incorporated herein by reference to Exhibit 99.4 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.*

10.12
Amendment No. 2 to Employment Agreement between GSE Systems, Inc. and Emmett Pepe, dated as of January 11, 2019. Incorporated herein by reference to Exhibit 99.3 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on January 11, 2019.*

10.13
Employment Agreement between Bahram Meyssami and GSE Systems, Inc. dated as of December 1, 2015. Incorporated herein by reference to Exhibit 10.1 of GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.*

10.14
Amendment to Employment Agreement between Bahram Meyssami and GSE Systems, Inc. dated as of June 12, 2017. Incorporated herein by reference to Exhibit 99.3 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.*

10.15
Employment Agreement between Kyle J. Loudermilk and GSE Systems, Inc., dated as of July 1, 2015.  Incorporated herein by reference to Exhibit 10.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 31, 2015. *

10.16
Amendment to Employment Agreement between Kyle J. Loudermilk and GSE Systems, Inc., dated as of June 12, 2017. Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.*

10.17
Amendment No. 2 to Employment Agreement between Kyle Loudermilk and GSE Systems, Inc. dated as of June 12, 2017. Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.*

10.18
Amendment No. 3 to Employment Agreement, dated January 11, 2019, between GSE Systems, Inc. and Kyle J. Loudermilk. Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on January 11, 2019.*

10.19
Restricted Share Unit Agreement between Kyle J. Loudermilk and GSE Systems, Inc., dated as of July 1, 2015.  Incorporated herein by reference to Exhibit 10.2 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 31, 2015.*

10.20
Amendment to Restricted Share Unit Agreement between Kyle J. Loudermilk and GSE Systems, Inc., dated as of July 1, 2016.  Incorporated herein by reference to Exhibit 99.2 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.*

10.21
Restricted Share Unit Agreement (Cash Award) between Kyle J. Loudermilk and GSE Systems, Inc., dated as of July 1, 2016.  Incorporated herein by reference to Exhibit 99.3 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.*

10.22
Restricted Share Unit Agreement (Common Stock Award) between Kyle J. Loudermilk and GSE Systems, Inc., dated as of July 1, 2016.  Incorporated herein by reference to Exhibit 99.4 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.*

10.23
Restricted Share Unit Agreement between Emmett A. Pepe and GSE Systems, Inc., dated as of July 1, 2016.  Incorporated herein by reference to Exhibit 99.3 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on July 5, 2016.*

10.24
Restricted Share Unit Agreement between Bahram Meyssami and GSE Systems, Inc. dated as of December 1, 2015. Incorporated herein by reference to Exhibit 10.2 of GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.*

10.25
Amendment to Restricted Share Unit Agreement between Bahram Meyssami and GSE Systems, Inc. dated as of July 1, 2016. Incorporated herein by reference to Exhibit 10.3 of GSE Systems, Inc. Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.*

10.26
Credit and Security Agreement, by and between Citizens Bank, National Association, GSE Systems, Inc. and GSE Performance Solutions, Inc., dated December 29, 2016. Incorporated herein by reference to Exhibit 99.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on January 4, 2017.

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

10.36
Seventh Amendment and Reaffirmation Agreement, dated as of March 31, 2020, by and among Citizens Bank, National Association, as Bank, and GSE Systems, Inc. and GSE Performance Solutions, Inc. as Borrower, GSE True North Consulting, LLC, Hyperspring, LLC, Absolute Consulting, Inc. and DP Engineering, LLC as Guarantor. Incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020.

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

10.41	Tenth Amendment and Reaffirmation Agreement, dated as of November 12, 2021. filed herewith.
10.42	Securities Purchase Agreement, dated as of February 23, 2022, by and between GSE Systems, Inc. and Lind Global Fund II LP.
10.43	Senior Convertible Promissory Note due February 23, 2024 made by GSE Systems, Inc. in favor of Lind Global Fund II LP, dated February 23, 2022.
10.44	Common Stock Purchase Warrant issued by GSE Systems, Inc. to Lind Global Fund II LP.
10.45	First Amendment, dated as of March 9, 2022, to Securities Purchase Agreement, dated February 23, 2022 by and between GSE Systems, Inc. and Lind Global Fund II LP, filed herewith.
14	Code of Ethics

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

GSE Systems, Inc.
By:	/ s / Kyle J. Loudermilk
Chief Executive Officer

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: March 31, 2022	/s / KYLE J. LOUDERMILK
Kyle J. Loudermilk, Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2022	/ s / EMMETT A. PEPE
Emmett A. Pepe, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2022	(Kathryn O'Connor Gardner, Chairman of the Board	)	By:	/ s / EMMETT A. PEPE
	(William Corey, Chairman of the Audit Committee	)		Emmett A. Pepe
	(Thomas J. Dougherty, Director	)		Attorney-in-Fact
	(Suresh Sundaram, Director	)
	(Kyle Loudermilk, Director	)

A Power of Attorney, dated March 31, 2022 authorizing Emmett A. Pepe to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 on behalf of certain of the directors of the Registrant is filed as Exhibit 24.1 to this Annual Report.