Form 10-Q
period 2022-03-31
GSE SYSTEMS INC
filed 2022-05-16
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)

6940 Columbia Gateway Dr., Suite 470, Columbia MD	21046
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

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

There were 21,013,206 shares of common stock, with a par value of $0.01 per share outstanding as of April 30, 2022.

GSE SYSTEMS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,448	$3,550
Contract receivables, net	10,421	11,257
Prepaid expenses and other current assets	4,299	5,262
Total current assets	20,168	20,069

Equipment, software and leasehold improvements, net	850	839
Software development costs, net	555	532
Goodwill	13,339	13,339
Intangible assets, net	2,760	3,020
Restricted cash - long term	1,583	-
Operating lease right-of-use assets, net	1,047	1,200
Other assets	52	52
Total assets	$40,354	$39,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$-	$1,817
Current portion of long-term note	830	-
Accounts payable	1,133	1,179
Accrued expenses	1,474	1,358
Accrued compensation	2,235	1,452
Billings in excess of revenue earned	5,180	5,029
Accrued warranty	682	667
Income taxes payable	1,781	1,654
Derivative liabilities	1,611	-
Other current liabilities	1,625	1,883
Total current liabilities	16,551	15,039

Long-term note, less current portion	2,955	-
Operating lease liabilities noncurrent	502	790
Other noncurrent liabilities	283	179
Total liabilities	20,291	16,008

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 22,609,043 and 22,533,005 shares issued, 21,010,132 and 20,934,094 shares outstanding, respectively	226	225
Additional paid-in capital	80,777	80,505
Accumulated deficit	(58,018)	(54,584)
Accumulated other comprehensive income (loss)	77	(104)
Treasury stock at cost, 1,598,911 shares	(2,999)	(2,999)
Total stockholders’ equity	20,063	23,043
Total liabilities and stockholders’ equity	$40,354	$39,051

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021

Revenue	$12,275	$13,104
Cost of revenue	9,848	10,176
Gross profit	2,427	2,928

Operating expenses:
Selling, general and administrative	4,507	3,734
Research and development	142	157
Restructuring charges	-	808
Depreciation	72	76
Amortization of intangible assets	260	340
Total operating expenses	4,981	5,115

Operating loss	(2,554)	(2,187)

Interest expense, net	(148)	(54)
Change in fair value of derivative instruments, net	(581)	-
Other income, net	16	1
Loss before income taxes	(3,267)	(2,240)

Provision for (benefit from) income taxes	167	(35)
Net loss	$(3,434)	$(2,205)

Net loss per common share - basic and diluted	$(0.16)	$(0.11)

Weighted average shares outstanding used to compute net loss per share - basic and diluted	20,980,046	20,628,669

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021
Net loss	$(3,434)	$(2,205)
Cumulative translation adjustment	181	1,106
Comprehensive loss	$(3,253)	$(1,099)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Three Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, January 1, 2022	22,533	$225	$80,505	$(54,584)	$(104)	(1,599)	$(2,999)	$23,043

Stock-based compensation expense	-	-	359	-	-	-	-	359
Common stock issued for RSUs vested	76	1	(1)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(86)	-	-	-	-	(86)
Foreign currency translation adjustment	-	-	-	-	181	-	-	181
Net loss	-	-	-	(3,434)	-	-	-	(3,434)
Balance, March 31, 2022	22,609	$226	$80,777	$(58,018)	$77	(1,599)	$(2,999)	$20,063

Balance, January 1, 2021	22,193	$222	$79,687	$(65,191)	$(1,214)	(1,599)	$(2,999)	$10,505
Stock-based compensation expense	-	-	38	-	-	-	-	38
Common stock issued for RSUs vested	41	-	-	-	-	-	-	-
Shares withheld to pay taxes	-	-	(28)	-	-	-	-	(28)
Foreign currency translation adjustment	-	-	-	-	1,106	-	-	1,106
Net loss	-	-	-	(2,205)	-	-	-	(2,205)
Balance, March 31, 2021	22,234	$222	$79,697	$(67,396)	$(108)	(1,599)	$(2,999)	$9,416

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(3,434)	$(2,205)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	72	76
Amortization of intangible assets	260	340
Amortization of capitalized software development costs	83	97
Amortization of deferred financing costs	3	3
Amortization of debt discount	129	-
Stock-based compensation expense	408	38
Bad debt expense	-	4
Change in fair value of derivative instruments, net	581	-
Deferred income taxes	55	-
Changes in assets and liabilities:
Contract receivables, net	846	(1,259)
Prepaid expenses and other assets	943	(1,737)
Accounts payable, accrued compensation and accrued expenses	1,028	1,111
Billings in excess of revenue earned	150	(340)
Accrued warranty	15	(156)
Other liabilities	(56)	2,070
Net cash provided by (used in) operating activities	1,083	(1,958)

Cash flows from investing activities:
Capital expenditures	(81)	(153)
Capitalized software development costs	(106)	(72)
Net cash used in investing activities	(187)	(225)

Cash flows from financing activities:
Repayment of line of credit	(1,817)	(500)
Repayment of insurance premium	(282)	(203)
Proceeds from issuance of long-term note, net of debt issuance cost and original issue discount	4,782	-
Shares withheld to pay taxes	(86)	(28)
Net cash provided by (used in) financing activities	2,597	(731)

Effect of exchange rate changes on cash	(12)	(39)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,481	(2,953)
Cash, cash equivalents and restricted cash at beginning of the period	3,550	6,702
Cash, cash equivalents and restricted cash at the end of the period	$7,031	$3,749

Cash and cash equivalents	$5,448	$3,749
Restricted cash included in other long-term assets	1,583	-
Total cash, cash equivalents, and restricted cash	$7,031	$3,749

Supplemental cash flow disclosures:
Non-cash financing activities
Discount on issuance of Convertible Note	$750	$-

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

The consolidated interim financial statements included herein have been prepared by GSE and are unaudited. In the opinion of our management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet data for the year ended December 31, 2021 was derived from our audited financial statements, but it does not include all disclosures required by U.S. GAAP.

The results of operations for interim periods are not necessarily an indication of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on March 31, 2022.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to revenue recognition on contracts with customers, product warranties, valuation of goodwill and intangible assets acquired including the determination of fair value in impairment tests, valuation of long-lived assets to be disposed of, valuation of stock-based compensation awards, the recoverability of deferred tax assets, and valuation of warrants and derivative liability related to our convertible note. Actual results of these and other items not listed could differ from these estimates and those differences could be material.

COVID-19

Prior to COVID 19, most of our Performance Improvement Solutions (Performance) employees worked remotely, and the remainder worked in one of our offices.  With the onset of the COVID-19 pandemic in Q1 2020, all of our employees shifted to working remotely.  For the most part, our employees continue to work remotely but, as an essential services provider, we maintain a modest office footprint in certain locations to allow for employees to work from those offices as project needs may arise.  Throughout the pandemic GSE has complied with local, state and federal directives and regulations. Today, employees almost entirely work from home within our Performance Improvement Solutions segment, except when required to be at the client site for essential project work. Our Performance contracts, which generally are considered essential services, are permitted to and mostly continue without pause. However, we have experienced certain delays in certain new business opportunities. At the onset of the pandemic, many of our Workforce Solutions customers paused or delayed contracts as they shrank their own on-premise workforces to the minimum operating levels in order to mitigate the effects of the pandemic. As a result, our Workforce Solutions segment has experienced a decline in its billable employee base during this time. Over the course of 2021, the Workforce Solutions segment began to increase as clients became more comfortable with employees returning to on-site work.  We cannot fully estimate the length or gravity of the impact of the COVID-19 pandemic to our business at this time and we have experienced delays in commencing new projects and resuming work on existing contracts. Therefore, our ability to recognize revenue has been delayed for some contracts. We have also experienced order reductions, cancellations, and other negative changes to orders due to the pandemic.  As the pandemic landscape has continued to develop and new risks emerge such as the Delta variant and the Omicron variant, our business continues to be affected.  We routinely monitor our operating expenses as a result of contract delays and order reductions; and we have made adjustments to maintain our gross profit at a sustainable level.

Note 2 - Recent Accounting Pronouncements

Accounting pronouncements recently adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. This ASU is applicable for public companies starting with fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2022, using the modified retrospective approach, and because the Company did not have outstanding financial instruments in scope of the ASU, the adoption did not have an impact to our consolidated financial statements.

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

The weighted average number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three months ended
	March 31,
	2022	2021
Numerator:
Net loss attributed to common stockholders	$(3,434)	$(2,205)

Denominator:
Weighted-average shares outstanding for basic earnings per share	20,980,046	20,628,669

Effect of dilutive securities:
RSUs	-	-

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	20,980,046	20,628,669

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	149,271	43,937

Note 4 - Coronavirus Aid, Relief and Economic Security Act

Paycheck Protection Program Loan (PPP Loan)

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to extend liquidity to small businesses and assist in retaining employees during the COVID-19 pandemic. We applied for and, on April 23, 2020, received a payroll protection program loan in the amount of $10.0 million (the “PPP Loan”) under the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”). The application for receipt of the PPP Loan required us to certify, in good faith, that the attendant economic uncertainty made the loan necessary to support our ongoing operations. The PPP Loan was serviced by Citizens Bank, N.A. (the “Citizens”). The PPP Loan bore interest at a rate of 1% per annum and would mature on April 23, 2022, with the first payment deferred until September 2021. We used the proceeds of the PPP Loan for payroll and related costs, rent and utilities. Pursuant to the regulations promulgated by the SBA, in order to request forgiveness of the PPP Loan, we were required to submit an application to Citizens substantiating that we were entitled to the PPP Loan and used the proceeds of the PPP Loan as permitted under the CARES Act. Citizens reviewed our application for forgiveness and associated documentation, and on February 26, 2021 forwarded our application to the SBA with Citizens’ determination that the loan is fully forgivable. On August 5, 2021, we received notice that full principal amount and all accrued interest thereon of the PPP Loan was formally forgiven by the SBA. We recognized other income of $10.1 million related to this forgiveness during the third quarter of fiscal 2021.

Employee Retention Credits (ERC)

Employee retention tax credits, made available under the CARES Act, allow eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. In 2021, we applied for $5.0 million in refunds from the IRS with filing of our 941s and achieved $2.2 million in credits from unremitted payroll taxes as allowed. We recorded other income of $7.2 million related to the employee retention tax credits earned for the year ended December 31, 2021. As of March 31, 2022, we received cumulative employee retention tax credit refunds totaling $1.9 million with remaining outstanding refunds receivable of $3.1 million which was included in the other current assets balance at March 31, 2022. During the first quarter of 2022, we receive employee retention tax credit refunds of $1.1 million which included in the total of $1.9 million received. Subsequent to the quarter end, we received the employee retention tax credit refunds of $1.0 million.

Note 5 - Contract Receivables

Contract receivables represent our unconditional rights to consideration due from our domestic and international customers. We expect to collect all contract receivables within the next twelve months.

The components of contract receivables were as follows:

(in thousands)	March 31, 2022	December 31, 2021

Billed receivables	$4,955	$6,124
Unbilled receivables	6,472	6,143
Allowance for doubtful accounts	(1,006)	(1,010)
Total contract receivables, net	$10,421	$11,257

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

During the three months ended March 31, 2022, we recorded no bad debt expense. We recorded $4 thousand bad debt expense during the three months ended March 31, 2021.

During the month of April 2022, we invoiced $2.6 million of the unbilled receivables as of  March 31, 2022.

Our foreign currency denominated contract receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into our functional currency, using the current exchange rate at the end of the period. The gain or loss resulting from such remeasurement is included in other income, net in the consolidated statements of operations. As of March 31, 2022 and 2021, we recognized a gain on remeasurement of these foreign exchange contracts of $3 thousand and $33 thousand, respectively.

As of March 31, 2022 and December 31, 2021, we had no customer that accounted for 10% of our consolidated contract receivables. On May 10, 2022, we had a customer that notified us of debt restructuring, and we are assessing any potential impact to the Company.

Note 6 - Goodwill and Intangible Assets

The Company monitors operating results and events and circumstances that may indicate potential impairment of intangible assets. Management concluded that there were no triggering events that occurred during the three months ended March 31, 2022 and 2021.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangible assets:

(in thousands)	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$8,628	$(6,622)	$2,006
Trade names	1,689	(1,130)	559
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreement	527	(451)	76
Alliance agreement	527	(408)	119
Others	167	(167)	-
Total	$12,442	$(9,682)	$2,760

(in thousands)	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$8,628	$(6,432)	$2,196
Trade names	1,689	(1,108)	581
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreement	527	(429)	98
Alliance agreement	527	(382)	145
Others	167	(167)	-
Total	$12,442	$(9,422)	$3,020

Amortization expense related to definite-lived intangible assets totaled $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years and thereafter:

(in thousands)
Years ended December 31:
2022 remainder	$649
2023	640
2024	435
2025	335
2026	266
Thereafter	435
Total	$2,760

Note 7 - Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements, net consist of the following:

(in thousands)
	March 31, 2022	December 31, 2021
Computer and equipment	$2,328	$2,270
Software	2,173	2,150
Leasehold improvements	659	659
Furniture and fixtures	839	839
	5,999	5,918
Accumulated depreciation	(5,149)	(5,079)
Equipment, software and leasehold improvements, net	$850	$839

Depreciation expense was $72 thousand and $76 thousand for the three months ended March 31, 2022 and 2021, respectively. Capitalization-of internal-use software cost of $23 thousand and $150 thousand were recorded in software for the  three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

Our convertible debt issued in February 2022 (See Note 11) includes certain embedded redemption features that are required to be bifurcated as embedded derivatives and measured at fair value on a recurring basis. We estimate the fair value using a Monte Carlo simulation based on estimates of our future stock price and assumptions about the possible redemption scenarios.

The Company used the Monte Carlo simulation model to determine the fair value of the Warrants, which required the input of subjective assumptions. The fair value of the Warrants as of March 31, 2022 was estimated with the following assumptions.

Exercise Price	$1.94

Common Stock Price	$1.25 - $2.08
Risk Free Rate	1.9% - 2.4%
Volatility	65%
Term (in years)	4.9 yrs - 5.0 yrs

The following table presents assets and liabilities measured at fair value at March 31, 2022:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$3,008	$-	$-	$3,008
Total assets	$3,008	$-	$-	$3,008

Derivative liability	$-	$-	$84	$84
Warrant liability	-	-	1,527	1,527
Cash settled performance-vesting restricted stock units	-	49	-	49
Total liabilities	$-	$49	$1,611	$1,660

The following table presents assets and liabilities measured at fair value at December 31, 2021:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$15	$-	$-	$15
Total assets	$15	$-	$-	$15

The following table summarizes changes in the fair value of our Level 3 liabilities during the three months ended March 31, 2022.

(in thousands)	Embedded Redemption Features	Warrant	Level 3 Total

Balance at December 31, 2021	$-	$-	$-
Derivative liabilities at issuance date	306	-	306
Warrant liabilities at issuance date	-	724	724
Change in fair value included in gain on derivative instruments, net	(222)	803	581
Balance at March 31, 2022	$84	$1,527	$1,611

Note 9 - Stock-Based Compensation

We recognize compensation expense on a pro rata straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. We recognize the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change. We have not capitalized any portion of our stock-based compensation. Our forfeiture rate is based on actuals.

During the three months ended March 31, 2022 and 2021, we recognized $0.4 million and $38 thousand of stock-based compensation expense related to equity awards, respectively, under the fair value method.

During the three months ended March 31, 2022, we granted approximately 13,597 time-based restricted stock units (“RSUs”) with an aggregate fair value of approximately $24 thousand. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, and the remainder vest annually in equal amounts over the course of one to three years. During the three months ended March 31, 2021, we did not grant RSUs to employees.

GSE’s 1995 long-term incentive program (“LTIP”) provides for the issuance of performance-vesting and time-vesting restricted stock units to certain executives and employees. Vesting of the performance-vesting restricted stock units (“PRSU”) is contingent upon the employee’s continued employment and the Company’s achievement of certain performance goals during designated performance periods as established by the Compensation Committee of the Company’s Board of Directors. We recognize compensation expense, net of estimated forfeitures, for PRSUs on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PRSUs that are expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

During the three months ended March 31, 2022, we granted 800,000 PRSUs including 200,000 cash-settled grants to employees. These grants are subject to multiple vesting criteria including reaching a 20-day VWAP of $1.94 prior to the expiration of the awards. Additionally, these shares are subject to a time-vesting restriction and will vest in equal portions over the next 15 quarters ending December 31, 2022. Subsequent to March 31, 2022, the market vesting criteria was achieved for the 800,000 PRSUs which will fully vest over the next 15 quarters. During the three months ended March 31, 2021, we did not grant any PRSUs to employees.

We did not grant any stock options for three months ended March 31, 2022 and 2021.

Note 10 - Debt

Convertible Note

On February 23, 2022, we entered into a Securities Purchase Agreement, as amended, with Lind Global Fund II LP (“Lind Global”), pursuant to which we issued to Lind Global a two-year, secured, interest-free convertible promissory note in the amount of $5.75 million (the “Convertible Note”) and a common stock purchase warrant to acquire 1,283,732 shares of our common stock (the “Warrant”). The Convertible Note does not bear interest but was issued at a $0.75 million discount (“OID”). We received proceeds of approximately $4.8 million net of the OID and expenses.

Amount

Convertible Note issued	$5,750
Debt discount	(750)
Issuance cost:
Commitment fee	(175)
Balance of investor’s counsel fees	(43)
Net proceeds of Convertible Note	$4,782

Fair value of Warrant Liabilities on issuance	(724)
Fair value of Conversion Feature on issuance	(306)
Allocated OID costs to Convertible Note	(96)
Interest expense accrued on Convertible Note as of March 31, 2022	129

Balance of Convertible Note as of March 31, 2022	$3,785

The Convertible Note provides for monthly principal repayments of $319 thousand beginning 180 days from issuance.  Payments can be made in the form of cash, shares, or a combination of both at the discretion of GSE.

The Convertible Note is convertible into our common stock at any time after the earlier of six months from issuance of the Convertible Note or the date of an effective registration statement filed with the SEC covering the underlying shares. The conversion price of the Convertible Note is initially equal to $1.94 per share, subject to customary adjustments. The Convertible Note matures in February of 2024, although we are permitted to prepay the Convertible Note, provided that Lind Global shall have the option to convert up to one third of the outstanding principal of the Convertible Note at a price per share equal to the lessor of the Repayment Share price or the conversion price (as described below). The Convertible Note is guaranteed by each of our subsidiaries and is secured by a first priority lien on all of our assets. The Convertible Note is not subject to any financial covenants and events of default under the Convertible Note are limited to events related to payment, certain events pertaining to the underlying shares of common stock and other customary events including, but not limited to, bankruptcy or insolvency. Upon the occurrence of an event of default, the Convertible Note will become immediately due and payable, subject to any cure periods described in the Convertible Note, and the customer may demand that all or a portion of the outstanding principal amount be converted into shares of common stock at the lower of the then current conversion price and 80% of the average of the three lowest daily volume-weighted average price (“VWAPs”) during the twenty days prior to delivery of the conversion notice. If there is a change of control of the Company, Lind Global has the right to require us to prepay the outstanding principal amount of the Convertible Note.

A portion of the proceeds of the Convertible Note were used to repay, in full, all outstanding indebtedness owed to Citizens Bank, N.A. (“Citizens”), and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens was terminated. We will continue to maintain a cash management account and certain letters of credit with Citizens and, accordingly, have entered into a certain Cash Management Agreement with Citizens, as well as certain Cash Pledge Agreements in amounts corresponding to the current outstanding letters of credits with customers.

The Warrant entitles Lind Global to purchase up to 1,283,732 shares of our common stock until February 23, 2027, at an exercise price of $1.94 per share, subject to customary adjustments described therein.  The Warrant is recorded at fair value upon issuance of $0.7 million and is classified as a current liability to be remeasured at each reporting period (see Note 8). The discount created by allocating proceeds to the Warrant results in a debt discount to be amortized as additional interest expense over the term of the Convertible Note.

The Company evaluated the Convertible Note and concluded that certain embedded redemption features are required to be accounted for as a derivative liability. Embedded redemption features were recorded at fair value upon issuance of $0.3 million and are classified as current liabilities to be remeasured at each reporting period (see Note 8). The discount created by allocating proceeds to the derivative liability results in a debt discount to be amortized as additional interest expense over the term of the Convertible Notes. The Warrant is accounted for as a derivative liability based on certain features included within the Convertible Note which caused the Company to not be able to assert that it would have sufficient shares in all cases to be able to settle the warrant. As such, the initial proceeds (approximately $4.8 million, net of original issue discounts and other payments to lender) were allocated first to the fair value of the Warrant with the residual allocated to the Convertible Note host instrument. The proceeds allocated to the Convertible Note were further allocated first to the bifurcated derivative liability based on its fair value with the residual being allocated to the Convertible Note host instrument.

The direct and incremental costs incurred are allocated to the Convertible Note and the Warrant based on a systematic and rational approach. The costs allocated to the Warrant have been expensed as incurred while those allocated to the Convertible Note have been capitalized and will be amortized as interest expense over the life of the Convertible Note based on the effective interest rate. The Company will record ongoing changes to the fair value of the derivative liabilities as other non-operating income (expense).

The Convertible Note was evaluated as a potentially dilutive security in both periods of loss and income for diluted earnings per share purposes. The Warrant is considered a participating security and was not included in the calculation of basic earnings per share for the period ended March 31, 2022 as Company reflected net loss for this period. The Warrant will be included in the calculation of basic earnings per share in periods of net income.

The issuance costs with respect to the Convertible Note, which are recorded as a debt discount, are deferred and amortized using effective interest method as additional interest expense over the terms of the Convertible Note.

The Company incurred total interest expense related to the Convertible Note, including the amortization of the various discounts, of $129 thousand for the three months ended March 31, 2022.

Revolving Line of Credit

During the three months ended March 31, 2022, using proceeds from the Convertible Note, we repaid in full, all outstanding indebtedness of $1.8 million owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens has been terminated. Certain letters of credit remain in place with Citizens. As of March 31, 2022, we had four letters of credit totaling $1.1 million outstanding to certain customers which were secured with restricted cash.

On March 29, 2021, we signed the Ninth Amendment and Reaffirmation Agreement with an effective date of March 29, 2021. Pursuant to the Ninth Amendment and Reaffirmation Agreement, the Bank waived the fixed charge coverage ratio and leverage ratio for the quarters ending March 31 and June 30, 2021, and we agreed, for each quarter thereafter, that the fixed charge coverage ratio shall not be less than 1.10 to 1.00. In addition, we agreed to not exceed a maximum leverage ratio starting on September 30, 2021. We were also required to maintain a minimum of $2.5 million in aggregate USA liquidity. As part of the amendment, we agreed, at closing, (i) to make a $500,000 pay down of RLOC; (ii) RLOC commitment to be reduced to $4.25 million; and (iii) $0.5 million of RLOC will only be available for issuance of Letters of Credit. We also agreed to pay $0.5 million to reduce RLOC to $3.75 million by June 30, 2021 and to $3.5 million by September 30, 2021. Commencing December 31, 2021 and on the last day of each quarter, we will pay $75,000 to reduce the RLOC. We incurred $25,000 fees related to this amendment during the year ended December 31, 2021.

On November 12, 2021 we signed the Tenth Amendment and Reaffirmation Agreement with our bank to waive the fixed charge coverage ratio and leverage ratio for the quarters ending September 30 and December 31, 2021, and we agreed, (i) interest on the outstanding principal amount of the RLOC shall accrue at the interest rate in effect for the RLOC from time to time, but the interest due and payable on the RLOC on each Interest Payment Date shall be determined by subtracting seventy-five (75) basis points from the Applicable Margin and (ii) the seventy-five (75) basis points of accrued interest on the RLOC not paid on any Interest Payment Date pursuant to clause (i) above shall be due and payable on the Termination Date or the date of payment in full of the RLOC. In addition, we agreed, by December 31, 2021, to pay the Bank $250,000 to be applied to the principal amount outstanding under the RLOC. We incurred $15 thousand of amendment fee related to this amendment.

Note 11 - Product Warranty

We accrue for estimated warranty costs at the time the related revenue is recognized and based on historical experience and projected claims. Our System Design and Build contracts generally include a one year base warranty on the systems. The portion of our warranty provision expected to be incurred within 12 months is classified as current within accrued warranty and totals $682 thousand, and the remaining $81 thousand is classified as long-term within other liabilities.

The activity in the accrued warranty accounts during the current period is as follows:

(in thousands)
Balance at January 1, 2022	$748
Current period recovery	31
Current period claims	(11)
Currency adjustment	(5)
Balance at March 31, 2022	$763

Note 12 - Revenue

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. We primarily generate revenue through three distinct revenue streams: (1) System Design and Build (“SDB”), (2) Software and (3) Training and Consulting Services across our Performance Improvement Solutions and Workforce Solutions segments. We recognize revenue from SDB and software contracts mainly through our Performance Improvement Solutions segment. We recognize training and consulting service contracts through both segments.

The following table represents a disaggregation of revenue by type of goods or services for the three months ended March 31, 2022 and 2021, along with the reportable segment for each category:

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Performance Improvement Solutions
System Design and Build	$1,412	$1,862
Point in time	-	-
Over time	1,412	1,862

Software and Support	372	813
Point in time	45	95
Over time	327	718

Training and Consulting Services	4,613	4,406
Point in time	418	68
Over time	4,195	4,338

Workforce Solutions
Training and Consulting Services	5,878	6,023
Point in time	-	86
Over time	5,878	5,937

Total revenue	$12,275	$13,104

The following table reflects the revenue recognized in the reporting periods that were included in contract liabilities from contracts with customers:

(in thousands)	Three months ended
	March 31, 2022	March 31, 2021
Revenue recognized in the period from amounts included in Billings in Excess of Revenue Earned at the beginning of the period	$1,456	$2,189

Note 13 - Income Taxes

The following table shows the provision for (benefit from) income taxes and our effective tax rates:

(in thousands)	Three months ended
	March 31, 2022	March 31, 2021
Income (loss) before income taxes	$(3,267)	$(2,240)
Provision for income taxes	167	(35)
Effective tax rate	(5.1)%	1.6%

Our income tax expense or benefit for the interim periods presented is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense for the three months ended March 31, 2022 was comprised mainly of current foreign and state tax expense, as well as deferred federal and state tax expense related to the portion of goodwill which cannot be offset by deferred tax assets. Total income tax benefit for the three months ended March 31, 2021 was comprised mainly of foreign tax benefit, partially offset by state tax expense.

Our income effective tax rate was (5.1)% and 1.6% for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, the difference between our income tax expense at an effective tax rate of (5.1)% and a benefit at the U.S. statutory federal income tax rate of 21% a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, accruals related to uncertain tax positions for certain foreign tax contingencies, and discrete item adjustments for U.S. and foreign taxes. For the three months ended March 31, 2021, the difference between income tax benefit at an effective tax rate of 1.6% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. and China subsidiaries, and discrete item adjustments for U.S. and foreign taxes.

Because of our net operating loss carryforwards, we are subject to U.S. federal and state income tax examinations from the year 2000 and forward and are subject to foreign tax examinations by tax authorities for years 2016 and forward.

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

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that it will continue to assess a full valuation allowance on our U.S., Chinese, and Slovakian net deferred assets as of March 31, 2022. We have determined that it is not more likely than not that the Company will realize the benefits of its deferred taxes in the U.S. and foreign jurisdictions. The Company has a deferred tax liability in the amount of $148 thousand at March 31, 2022 related to the portion of Goodwill which cannot be offset by deferred tax assets.

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

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets (in thousands):

		As of
Operating Leases	Classification	March 31, 2022	December 31, 2021

Leased Assets
Operating lease - right of use assets	Long term assets	$1,047	$1,200

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	1,227	1,205
Operating lease liabilities	Long term liabilities	502	790
		$1,729	$1,995

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

The table below summarizes lease income and expense recorded in the consolidated statements of operations incurred during three months ended March 31, 2022 and 2021, (in thousands):

		Three months ended
Lease Cost	Classification	March 31, 2022	March 31, 2021

Operating lease cost (1)	Selling, general and administrative expenses	$186	$192
Short-term leases costs (2)	Selling, general and administrative expenses	15	16
Sublease income (3)	Selling, general and administrative expenses	(18)	(32)
Net lease cost		183	$176

(1) Includes variable lease costs which are immaterial.
(2) Includes leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of two tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of March 31, 2022 are as follows (in thousands):

(in thousands)	Gross Future Minimum Lease Payments
2022 remainder	$993
2023	675
2024	122
2025	10
2026	-
Total lease payments	$1,800
Less: Interest	71
Present value of lease payments	$1,729

We calculated the weighted-average remaining lease term, presented in years below and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, we use the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	1.58	1.80
Weighted-average discount rate
Operating leases	5.00%	5.00%

The table below sets out the classification of lease payments in the consolidated statement of cash flows.

(in thousands)	Three months ended
Cash paid for amounts included in measurement of liabilities	March 31, 2022	March 31, 2021
Operating cash flows used in operating leases	$299	$327

Note 15 - Segment Information

We have two reportable business segments.

The Performance Improvement Solutions segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve. Solutions include simulation for both training and engineering applications. Examples of engineering services include, but are not limited to, plant design verification and validation, thermal performance evaluation and optimization programs, and engineering programs for plants for American Society of Mechanical Engineers (“ASME”) code and ASME Section XI. We provide these services across all market segments through our GSE Performance Solutions, Inc. (“GSE Performance”), True North Consulting, LLC (“True North”) and DP Engineering Ltd., Co. (“DP Engineering”) subsidiaries. Example training applications include turnkey and custom training services. Contract terms are typically less than two years.

The Workforce Solutions segment provides specialized workforce solutions primarily to the nuclear industry, working at clients’ facilities. This business is managed through our Hyperspring, LLC (“Hyperspring”) and Absolute Consulting, Inc. (“Absolute”) subsidiaries. The business model, management focus, margins and other factors clearly separate this business line from the rest of our products and services portfolio.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (benefit). Inter-segment revenue is eliminated in consolidation and is not significant.

(in thousands)	Three months ended
	March 31, 2022	March 31, 2021
Revenue:
Performance Improvement Solutions	$6,397	$7,081
Workforce Solutions	5,878	6,023
Total revenue	$12,275	$13,104

Operating loss
Performance Improvement Solutions	$2,395	$(1,403)
Workforce Solutions	(159)	(784)
Loss on impairment	-	-
Operating loss	(2,554)	(2,187)

Interest expense, net	(148)	(54)
Change in fair value of derivative instruments, net	(581)	-
Other income, net	16	1
Loss before income taxes	$(3,267)	$(2,240)

Note 16 - Commitments and Contingencies

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
Cautionary Statement Regarding Forward-Looking Statements

This report and the documents incorporated by reference herein contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are based on management's assumptions, expectations and projections about us, and the industry within which we operate, and that have been made pursuant to the Private Securities Litigation Reform Act of 1995 reflecting our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate", "believe", "continue", "estimate", "intend", "may", "plan", "potential", "predict", "expect", "should", "will" and similar expressions, or the negative of these terms or other comparable terminology, have been used to identify these forward-looking statements. These forward-looking statements may also use different phrases. These statements regarding our expectations reflect our current beliefs and are based on information currently available to us. Accordingly, these statements by their nature are subject to risks and uncertainties, including those listed under Part II, Item 1A - Risk Factors in our most recent annual report on Form 10-K, which could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Except as otherwise required by federal securities law, we are not obligated to update or revise these forward-looking statements to reflect new events or circumstances. We caution you that a variety of factors, including but not limited to the factors described under Part II, Item 1A - Risk Factors in our most recent annual report on Form 10-K, could cause our business conditions and results to differ materially from what is contained in forward-looking statements.

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

Early in 2020 as the COVID-19 pandemic unfolded, the end markets that we serve, namely the power industries, delayed certain essential services and dramatically cut back on non-essential services. Although these delays and reductions impacted us, as an essential services provider to an essential industrial base, we benefited from maintaining a baseline of business to continue and align itself to the realities of the pandemic. Additionally, staffing shortages have resulted in new opportunities for our Workforce Solutions segment. In 2021, the effects of the pandemic still impacted the end markets we serve, but those effects have been mitigated by a number of factors, including the following: the pandemic largely has had a targeted effect on the population; a number of vaccines in the market being distributed and, despite logistical challenges, making substantial progress for those in most need; the economy of the United States has not had as much disruption as was initially feared, which has benefited our end markets; and most importantly our end markets seem poised to contract  with us for essential services that had been delayed as a result of the pandemic. As we begin 2022, we have publicly announced a number of significant contract wins, which we hope will be a harbinger of a more attractive business environment for the power industries we serve.

As a result of the COVID-19 pandemic, we have sought and obtained support through various business assistance programs. We applied for and, on April 23, 2020, received the PPP Loan under the CARES Act, as administered by the SBA.  We used the PPP Loan proceeds to sustain our business during the pandemic, as intended, and we were eligible for full forgiveness of the loan under the CARES act. On August 5, 2021, we received notice that full principal amount and all accrued interest thereon of the PPP Loan was formally forgiven by the SBA.

In 2021, we participated in the Employee Retention Credit (ERC) program available under the CARES Act. The Company recognized total cumulative ERC credits of $7.2 million. We applied for $5.0 million in refunds from the IRS with filing of our 941s and achieved $2.2 million in credits from unremitted payroll taxes as allowed. For the three months ended March 31, 2022 we received refunds of $1.1 million with a remaining receivable of $3.1 million at March 31, 2022. Subsequent to March 31, 2022 we received an additional $1.0 million in ERC refunds.

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

Performance Improvement Solutions (approximately 52% of revenue for the three months ended March 31, 2022)

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

Workforce Solutions (approximately 48% of revenue for the three months ended March 31, 2022)

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

Business Strategy

Serve existing customers and adjacencies with compelling solutions, with a focus on decarbonization:

Our objective has been to create a leading business focused on decarbonizing the power industries by providing a diverse set of highly unique and essential services and technologies. We are now one of the leading, publicly traded engineering and technology companies serving the zero-carbon energy sector of nuclear power and adjacent nuclear markets in Department of Energy, US Navy and related defense sectors. As a result of this effort and established leadership position in key sectors, we are positioned to expand into essential clean energy opportunities that may arise such as wind, solar, hydrogen production, and others. In 2022, we will keenly focus on organic growth in the sectors we serve by: cross selling and upselling in our existing markets as we focus on delivering significant value to our customers in a manner of excellence; create new and compelling solutions in-house as a result of advancing our technology offerings in sponsorship with industry early adopters focused on critical business need; develop  new services as a result of combining our expertise; expand into compelling adjacent markets such as clean energy as they may arise with renewed sales focus.

Cross sell and upsell into existing markets:

For the past several years, we have devoted considerable time and effort to diversify the Company’s solutions capabilities for the nuclear power sector via a rollup of essential services providers to the industry. To ensure efficient and streamlined operations for the business, we have brought all of the engineering services together into one organization under one leader, and the Workforce Solutions teams together as one team under one leader. The business units operate uniformly within their respective structure. As such, the opportunity to cross-sell the capabilities across the entire customer base is greatly enhanced. This further differentiates us as a unique provider to industry vs. providers of specific niche services. The unified go-to-market efforts, such as cross-selling capability should lead to greater share of available spending within the customer base, which in turn should lead to significant upselling opportunity. As a result of a rejuvenated marketing effort, we are equipped to take this new approach to market. In particular, with the US government rejoining the Paris Climate Agreement and driving to decarbonize the energy grid by 2035, and create a carbon neutral economy by 2050, decarbonization of the energy sector will require significant investment for decades to come. As a key provider of essential services to the power sector, with a focus on decarbonization, we are poised to benefit from and exploit this investment.

Organic growth through new and compelling technology:

While managing through the pandemic, in parallel, our leadership was investigating compelling opportunities by which we could utilize our capabilities to create significant value for the industry and advance the efforts of decarbonizing the power sector. As a result, we have identified a robust pipeline of new and compelling technology solutions to develop and take to market. Net new solutions, such as Data Validation and Reconciliation (“DVR”) and Thermal System Monitoring (“TSM”), have created new revenue streams with the potential of on-going annuities through license revenue, software maintenance and services revenue. More on DVR and TSM below. GSE has announced a handful of new wins for these new solutions, which were created through our unique combination of our industry/engineering know-how and software development capabilities. As we have demonstrated in the past few years, small wins over time accrue into meaningful revenue on an on-going basis. This is a key element of our organic growth thesis: focusing on creating and bringing to market compelling technology solutions.

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

Additionally, enhancements to training content and delivery continue through the EnVision On-Demand platform, allowing our customers to access training content from anywhere in synchronous and asynchronous modes, thus increasing their efficiency and reducing infrastructure costs. We intend to continue to make pragmatic and measured investments in R&D that first and foremost are driven by the market and complement our growth strategy. Such investments in R&D may result in on-going enhancement of existing solutions as well as the creation of new solutions to serve our target markets, ensuring that we add greater value that is easier to use, at lower total cost of ownership than any alternative available to customers. We have pioneered a number of industry standards and intend to continue to be one of the most innovative companies in our industry. During the three months ended March 31, 2022 and 2021, we have made R&D investments totaling  $0.1 million and $0.2 million, respectively.

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

Employees

As of March 31, 2022, we had approximately 302 employees, which includes approximately 194 employees in our Performance segment and approximately 108 employees in our Workforce Solutions segment.

Backlog

As of March 31, 2022, we had approximately $40.1 million of total gross revenue backlog, which included $31.9 million of Performance backlog and $8.2 million of Workforce Solutions backlog. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

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

Results of Operations

The following table sets forth our results of operations, expressed in thousands of dollars and as a percentage of revenue:

	Three months ended
(in thousands)	March 31, 2022		March 31, 2021
	$	%	$	%
Revenue	$12,275	100.0%	$13,104	100.0%
Cost of revenue	9,848	80.2%	10,176	77.7%
Gross profit	2,427	19.8%	2,928	22.3%

Operating expenses:
Selling, general and administrative	4,507	36.5%	3,734	28.5%
Research and development	142	1.2%	157	1.2%
Restructuring charges	-	0.0%	808	6.2%
Loss on impairment	-	0.0%	-	0.0%
Depreciation	72	0.6%	76	0.6%
Amortization of intangible assets	260	2.1%	340	2.6%
Total operating expenses	4,981	40.6%	5,115	39.0%
Operating loss	2,554	(20.9)%	(2,187)	(16.8)%
Interest expense, net	(148)	(1.2)%	(54)	(0.4)%
Change in fair value of derivative instruments, net	(581)	(4.9)%	-	0.0%
Other income, net	16	0.1%	1	0.0%
Loss before income taxes	(3,267)	(26.6)%	(2,240)	(17.1)%
Provision for (benefit from) income taxes	167	1.4%	(35)	(0.3)%
Net loss	$(3,434)	(28.0)%	$(2,205)	(16.8)%

Revenue

Revenue for the three months ended March 31, 2022 totaled $12.3 million, which was 6% less than the $13.1 million of revenue for the three months ended March 31, 2021.

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021	Change
Revenue:			$	%
Performance Improvement Solutions	$6,397	$7,081	(684)	(10)%
Workforce Solutions	5,878	6,023	(145)	(2)%
Total revenue	$12,275	$13,104	(829)	(6)%

Performance Improvement Solutions revenue decreased 10% from $7.1 million to $6.4 million for the three months ended March 31, 2022 and 2021, respectively. The decrease of revenue was primarily due to a decline in software license sales as well as software maintenance renewals. We recorded total Performance Improvement Solutions orders of $6.4 million and $5.6 million for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, Workforce Solutions revenue decreased 2% to $5.9 million compared to revenue of $6.0 million for the three months ended March 31, 2021. The decrease in revenue was due to a minor reduction in staffing needs from our major customers. We recorded total new orders of $4.7 million and $7.4 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, our backlog was $40.1 million, of which, $31.9 million was attributed to the Performance segment and $8.2 million was attributed to the Workforce Solutions segment. As of December 31, 2021, our backlog was $41.3 million with $31.8 million attributed to our Performance segment and $9.5 million to Workforce Solutions.

Gross Profit

Gross profit was $2.4 million or 19.8% of revenue and $2.9 million or 22.3% of revenue for the three months ended March 31, 2022 and 2021, respectively.

	Three months ended
	March 31, 2022		March 31, 2021
(in thousands)	$	%	$	%
Gross profit:
Performance Improvement Solutions	$1,815	28.4%	$2,192	31.0%
Workforce Solutions	612	10.4%	736	12.2%
Total gross profit	$2,427	19.8%	$2,928	22.3%

The Performance Improvement Solutions segment’s gross profit decreased by $0.4 million during three months ended March 31, 2022 over three months ended March 31, 2021. The decrease is primarily related to lower revenue and a shift in product mix to lower margin projects.

The Workforce Solutions segment’s gross profit decreased by $0.1 million during three months ended March 31, 2022 over three months ended March 31, 2021. The decrease in gross profit was primarily driven by a product mix shift in the Workforce Solutions business that had new contracts undertaken at lower margins compared to prior year.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses totaled $4.5 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively. Fluctuations in the components of SG&A spending were as follows.

		Three months ended
(in thousands)	March 31, 2022%		March 31, 2021%

Selling, general and administrative expenses:
Corporate charges	$3,482	77.3%	$2,758	73.9%
Business development	839	18.6%	767	20.5%
Facility operation & maintenance (O&M)	177	3.9%	200	5.4%
Bad debt expense	-	0.0%	4	0.1%
Other	9	0.2%	5	0.1%
Total	$4,507	100.0%	$3,734	100.0%

Corporate charges

During the three months ended March 31, 2022, corporate charges increased by $0.7 million over the same period of the prior year. The increase was primarily due to an increase of stock compensation expense of $0.3 million and an increase in corporate bonus accrual of $0.3 million in Q1 2022.

Business development expenses

Business development expense increased $0.1 million during the three months ended March 31, 2022 over the same period of the prior fiscal year. The increase was primarily due to higher commission costs and recruiting fees in Q1 2022.

Facility operation & maintenance (“O&M”)

Facility O&M expenses decreased $23 thousand for three months ended March 31, 2022, respectively, compared to the same period in 2021. The decrease in facility O&M during fiscal 2022 was mainly due to lease terminations in the first half of 2021.

Bad debt expense

We recorded no bad debt expense during the three months ended March 31, 2022. We recorded $4 thousand of bad debt expense during the three months ended March 31, 2021.

Research and development

Research and development costs consist primarily of software engineering personnel and other related costs. Research and development costs, net of capitalized software, totaled $142 thousand and $157 thousand for the three months ended March 31, 2022 and 2021, respectively.

Restructuring

We recorded no restructuring charges during the three months ended March 31, 2022. We recorded $808 thousand restructuring charges during the three months ended March 31, 2021. The decrease was mainly due to final charges related to the liquidation of our Sweden operations in Q1 2021, pursuant to our foreign restructuring plan.

Depreciation

We recorded depreciation expense of $72 thousand and $76 thousand for the three months ended March 31, 2022 and 2021, respectively. The reduction of $4 thousand for the three months ended March 31, 2022 over the same period in 2021 was due primarily to additional assets becoming fully depreciated.

Amortization of intangible assets

Amortization expense related to definite-lived intangible assets totaled $0.3 million for both the three months ended March 31, 2022 and 2021.

Interest expense, net

Interest expense totaled $148 thousand and $54 thousand for the three months ended March 31, 2022 and 2021, respectively. The increase was mainly due to an increase in total indebtedness compared to Q1 2021.

Change in fair value of derivative instruments, net

For the three months ended March 31, 2022, we recognized a net loss of $0.6 million related to the change of fair value of the embedded derivative liability related to the Convertible Note and warrant liability.

Other income, net

For the three months ended March 31, 2022 and 2021, we recognized other income, net of $16 thousand and $1 thousand, respectively.

Income taxes expense (benefit)

Income tax expense (benefit) for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense of $167 thousand for the three months ended March 31, 2022 was comprised mainly of current foreign and state tax expense and deferred federal and state tax expense related to the portion of goodwill which cannot be offset by deferred tax assets. Total income tax benefit of $(35) thousand for the three months ended March 31, 2021 was comprised mainly of foreign and state tax benefit.

Our income effective tax rate was (5.1)% and 1.6% for the three months ended March 31, 2022 and 2021, respectively. The difference between our income tax expense at an effective tax rate of (5.1)% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, accruals related to uncertain tax positions for certain foreign tax contingencies, and discrete item adjustments for U.S. and foreign taxes. For the three months ended March 31, 2021, the difference between the income tax benefit at an effective tax rate of 1.6% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. and China subsidiaries, and discrete item adjustments for U.S. and foreign taxes.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, Management makes several estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses. Our most significant estimates relate to revenue recognition on contracts with customers, product warranties, valuation of goodwill and intangible assets acquired, valuation of long-lived assets to be disposed, valuation of stock-based compensation awards and the recoverability of deferred tax assets. These critical accounting policies and estimates are discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our most recent Annual Report on Form 10-K, filed with the SEC on March 31, 2022. In addition, in the quarter ending March 31, 2022, we established mark-to-market liabilities related to certain common stock purchase warrants and certain embedded features included in our convertible debt. The fair values of these are estimated upon issuance and at each reporting period thereafter. For all accounting policies described in this document, management cautions that future events rarely develop exactly as forecasted and even our best estimates may require adjustment as facts and circumstances change.

Liquidity and Capital Resources

As of March 31, 2022, our cash, cash equivalents and restricted cash totaled $7.0 million, compared to $3.6 million as of December 31, 2021.

As of March 31, 2022, we have a long-term restricted cash of $1.6 million. We had $1.1 million of restricted cash to secure four letters of credit with various customers and $0.5 million to secure our corporate credit card program.

For the three months ended March 31, 2022 and 2021, net cash provided by operating activities were both $1.1 million and net cash used in operating activities were $2.0 million, respectively. The increase in cash flows provided by operating activities was primarily driven by an ERC refund increased collections in the first quarter of 2022 and slower billing in the first quarter of 2021.

Net cash used in investing activities totaled both $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022 and 2021, net cash provided by financing activities was $2.6 million and net cash used in financing activities was $0.7 million, respectively. The increase in cash provided by financing activities of $3.3 million was primarily driven by $4.8 million of proceeds received from issuance of Convertible Note, offset by a $1.8 million repayment of the line of credit during the three months ended March 31, 2022.

Paycheck Protection Program Loan

We applied for and, on April 23, 2020, received the PPP Loan under the CARES Act, as administered by the SBA (further described in Note 4 to Consolidated Financial Statements).  Citizens reviewed our application for forgiveness and associated documentation, and on February 26, 2021 forwarded our application to the SBA with Citizens’ determination that the loan is fully forgivable. On August 5, 2021, we received notice that full principal amount and all accrued interest thereon of the PPP Loan was formally forgiven by the SBA

Credit Facilities

On February 23, 2022, the Company issued a Convertible Note (further described in Note 10 to Consolidated Financial Statements). The proceeds received from the Convertible Note were used to repay in full, all outstanding indebtedness of $1.8 million owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens has been terminated. As of March 31, 2022, we had four letters of credit totaling $1.1 million outstanding to certain customers which were secured with restricted cash.

Non-GAAP Financial Measures

Adjusted EBITDA

References to “EBITDA” mean net (loss) income, before taking into account interest expense (income), provision for income taxes, depreciation and amortization. References to Adjusted EBITDA exclude the impact of restructuring charges, stock-based compensation expense and change in fair value of derivative instruments. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other GAAP measures, are useful to investors to evaluate our results because it excludes certain items that are not directly related to our core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation G follows:

(in thousands)
	Three months ended
	March 31, 2022	March 31, 2021
Net loss	$(3,434)	$(2,205)
Interest expense, net	148	54
Provision for income taxes	167	(35)
Depreciation and amortization	415	513
EBITDA	(2,704)	(1,673)
Restructuring charges	-	808
Stock-based compensation expense	408	38
Change in fair value of derivative instruments, net	581	-
Adjusted EBITDA	$(1,715)	$(827)

Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Share Reconciliation

References to Adjusted net (loss) income exclude the impact of restructuring charges, stock-based compensation expense, change in fair value of derivative instruments and amortization of intangible assets related to acquisitions. Adjusted Net Income and adjusted earnings per share (adjusted EPS) are not measures of financial performance under GAAP. Management believes adjusted net income and adjusted EPS, in addition to other GAAP measures, are useful to investors to evaluate our results because they exclude certain items that are not directly related to our core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP adjusted net income and adjusted EPS to GAAP net income, the most directly comparable GAAP financial measure, is as follows:

(in thousands)	Three months ended
	March 31, 2022	March 31, 2021

Net loss	$(3,434)	$(2,205)
Restructuring charges	-	808
Stock-based compensation expense	408	38
Change in fair value of derivative instruments, net	581	-
Amortization of intangible assets related to acquisitions	260	340
Adjusted net loss	$(2,185)	$(1,019)

Adjusted loss per common share – Diluted	$(0.10)	$(0.05)

Weighted average shares outstanding used to compute adjusted net loss per share - basic and diluted(1)	20,980,046	20,628,669

(1) During the three months ended March 31, 2022 and 2021, we reported a GAAP net loss and an adjusted net income. Accordingly there was no dilutive shares from RSUs included in the adjusted earnings per share calculation that were considered anti-dilutive when calculating the net loss per share.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required of a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report and our annual report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective; we are currently in remediation of our internal controls to address material weaknesses identified in our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

Through management's evaluation of controls as of December 31,2021 it was determined that the material weakness related to management's review of reconciliations over unbilled receivables and billings in excess of revenue earned were un-remediated. In the course of our assessment of the internal control over financial reporting as of March 31, 2022, we identified an additional material weakness in our control environment related to the review of the financial statements, specifically the review of the presentation of changes in cash, cash equivalents and restricted cash on the statement of cash flow.

Our remediation of the remaining control weakness from 2021 includes the hiring of additional skilled personnel to prepare and review reconciliations over unbilled receivables and billings in excess of revenue earned and to continue to enhance our processes to reconcile, review, and evaluate the unbilled receivables and billing in excess of revenue accounts on a monthly basis. In the interim, we will utilize members of the financial management team to perform the review of such reconciliations. As it relates to the control weakness identified in the period ended March 31, 2022, remediation and testing will be performed over the review of financial statements with focused attention on proper presentation of elements of the financial statements, including the statement of cash flows. Remediation procedures will include developing enhanced documentation of review steps performed prior to distributing financial statements for reporting. As well as concluding the financial presentation as it relates to items noted on a list of significant and unusual transactions identified for the reporting period.

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

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Date: May 16, 2022
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)