Form 10-Q
period 2022-06-30
GSE SYSTEMS INC
filed 2022-08-15
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)

6940 Columbia Gateway Dr., Suite 470, Columbia MD	21046
(Address of principal executive offices)	(Zip Code)

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

There were 21,252,801 shares of common stock, with a par value of $0.01 per share outstanding as of July 31, 2022.

GSE SYSTEMS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,364	$3,550
Restricted cash, current	632	-
Contract receivables, net	9,535	11,257
Prepaid expenses and other current assets	2,512	5,262
Total current assets	18,043	20,069

Equipment, software and leasehold improvements, net	829	839
Software development costs, net	571	532
Goodwill	13,339	13,339
Intangible assets, net	2,529	3,020
Restricted cash - long term	951	-
Operating lease right-of-use assets, net	880	1,200
Other assets	51	52
Total assets	$37,193	$39,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$-	$1,817
Current portion of long-term note	1,895	-
Accounts payable	1,156	1,179
Accrued expenses	1,471	1,358
Accrued compensation	1,715	1,452
Billings in excess of revenue earned	4,410	5,029
Accrued warranty	507	667
Income taxes payable	1,701	1,654
Derivative liabilities	916	-
Other current liabilities	1,512	1,883
Total current liabilities	15,283	15,039

Long-term note, less current portion	2,243	-
Operating lease liabilities noncurrent	214	790
Other noncurrent liabilities	348	179
Total liabilities	18,088	16,008

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 22,849,972 and 22,533,005 shares issued, 21,251,061 and 20,934,094 shares outstanding, respectively	228	225
Additional paid-in capital	81,324	80,505
Accumulated deficit	(59,419)	(54,584)
Accumulated other comprehensive income (loss)	(29)	(104)
Treasury stock at cost, 1,598,911 shares	(2,999)	(2,999)
Total stockholders’ equity	19,105	23,043
Total liabilities and stockholders’ equity	$37,193	$39,051

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$12,745	$13,522	$25,020	$26,626
Cost of revenue	9,573	10,833	19,421	21,009
Gross profit	3,172	2,689	5,599	5,617
Operating expenses:
Selling, general and administrative	4,410	3,522	8,917	7,256
Research and development	182	154	324	311
Restructuring charges	-	-	-	808
Depreciation	72	71	144	147
Amortization of intangible assets	231	303	491	643
Total operating expenses	4,895	4,050	9,876	9,165
Operating loss	(1,723)	(1,361)	(4,277)	(3,548)

Interest expense, net	(358)	(49)	(506)	(103)
Change in fair value of derivative instruments, net	695	-	114	-
Other (loss) income, net	(72)	4,637	(56)	4,638
(Loss) income before income taxes	(1,458)	3,227	(4,725)	987
(Benefit from) provision for income taxes	(57)	(4)	110	(39)
Net (loss) income	$(1,401)	$3,231	$(4,835)	$1,026

Net (loss) income per common share - basic and diluted	$(0.07)	$0.16	$(0.23)	$0.05

Weighted average shares outstanding used to compute net (loss) income per share - basic	21,033,447	20,647,426	21,006,910	20,638,116
Weighted average shares outstanding used to compute net (loss) income per share - diluted	21,033,447	20,702,003	21,006,910	20,638,116

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net (loss) income	$(1,401)	$3,231	$(4,835)	$1,026
Cumulative translation adjustment	(106)	26	75	1,132
Comprehensive (loss) income	$(1,507)	$3,257	$(4,760)	$2,158

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock				Accumulated	Treasury Stock
Six Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Shares	Amount	Total

Balance, January 1, 2022	22,533	$225	$80,505	$(54,584)	$(104)	(1,599)	$(2,999)	$23,043

Stock-based compensation expense	-	-	1,025	-	-	-	-	1,025
Common stock issued for RSUs vested	317	3	(3)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(203)	-	-	-	-	(203)
Foreign currency translation adjustment	-	-	-	-	75	-	-	75
Net loss	-	-	-	(4,835)	-	-	-	(4,835)

Balance, June 30, 2022	22,850	$228	$81,324	$(59,419)	$(29)	(1,599)	$(2,999)	$19,105

Balance, January 1, 2021	22,193	$222	$79,687	$(65,191)	$(1,214)	(1,599)	$(2,999)	$10,505

Stock-based compensation expense	-	-	501	-	-	-	-	501
Common stock issued for RSUs vested	268	3	(3)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(161)	-	-	-	-	(161)
Foreign currency translation adjustment	-	-	-	-	1,132	-	-	1,132
Net income	-	-	-	1,026	-	-	-	1,026

Balance, June 30, 2021	22,461	$225	$80,024	$(64,165)	$(82)	(1,599)	$(2,999)	$13,003

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock				Accumulated	Treasury Stock
Three Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Shares	Amount	Total

Balance, April 1, 2022	22,609	$226	$80,777	$(58,018)	$77	(1,599)	$(2,999)	$20,063

Stock-based compensation expense	-	-	666	-	-	-	-	666
Common stock issued for RSUs vested	241	2	(2)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(117)	-	-	-	-	(117)
Foreign currency translation adjustment	-	-	-	-	(106)	-	-	(106)
Net loss	-	-	-	(1,401)	-	-	-	(1,401)

Balance, June 30, 2022	22,850	$228	$81,324	$(59,419)	$(29)	(1,599)	$(2,999)	$19,105

Balance, April 1, 2021	22,234	$222	$79,697	$(67,396)	$(108)	(1,599)	$(2,999)	$9,416

Stock-based compensation expense	-	-	463	-	-	-	-	463
Common stock issued for RSUs vested	227	3	(2)	-	-	-	-	1
Shares withheld to pay taxes	-	-	(134)	-	-	-	-	(134)
Foreign currency translation adjustment	-	-	-	-	26	-	-	26
Net income	-	-	-	3,231	-	-	-	3,231

Balance, June 30, 2021	22,461	$225	$80,024	$(64,165)	$(82)	(1,599)	$(2,999)	$13,003

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net (loss) income	$(4,835)	$1,026
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	144	147
Amortization of intangible assets	491	643
Amortization of capitalized software development costs	167	204
Amortization of deferred financing costs	7	5
Amortization of debt discount	482	-
Stock-based compensation expense	1,101	501
Bad debt expense (recovery)	97	(133)
Change in fair value of derivative instruments, net	(114)	-
Deferred income taxes	77	-
Changes in assets and liabilities:
Contract receivables, net	1,578	(727)
Prepaid expenses and other assets	3,020	(5,690)
Accounts payable, accrued compensation and accrued expenses	379	1,510
Billings in excess of revenue earned	(588)	(599)
Accrued warranty	(138)	(179)
Other liabilities	(229)	2,163
Net cash provided by (used in) operating activities	1,639	(1,129)

Cash flows from investing activities:
Capital expenditures	(134)	(322)
Capitalized software development costs	(206)	(149)
Net cash used in investing activities	(340)	(471)

Cash flows from financing activities:
Proceeds from line of credit	-	800
Repayment of line of credit	(1,817)	(1,489)
Repayment of insurance premium	(594)	(406)
Proceeds from issuance of long-term note and warrants, net of debt issuance cost and original issue discount	4,782	-
Shares withheld to pay taxes	(203)	(161)
Net cash provided by (used in) financing activities	2,168	(1,256)

Effect of exchange rate changes on cash	(70)	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,397	(2,873)
Cash, cash equivalents and restricted cash at beginning of the period	3,550	6,702
Cash, cash equivalents and restricted cash at the end of the period	$6,947	$3,829

Cash and cash equivalents	$5,364	$3,829
Restricted cash, current	632	-
Restricted cash included in other long-term assets	951	-
Total cash, cash equivalents and restricted cash	$6,947	$3,829

Supplemental cash flow disclosures:
Non-cash financing activities
Discount on issuance of Convertible Note	$750	$-

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

COVID-19

Prior to COVID 19, most of our Performance Improvement Solutions (Performance) employees worked remotely, and the remainder worked in one of our offices.  With the onset of the COVID-19 pandemic in Q1 2020, all of our employees shifted to working remotely.  For the most part, our employees continue to work remotely but, as an essential services provider, we maintain a modest office footprint in certain locations to allow for employees to work from those offices as project needs may arise.  Throughout the pandemic GSE has complied with local, state and federal directives and regulations. Today, employees almost entirely work remotely within our Performance Improvement Solutions segment, except when required to be at the client site for essential project work. Our Performance contracts, which generally are considered essential services, are permitted to and mostly continue without pause. However, we have experienced certain delays in certain new business opportunities. At the onset of the pandemic, many of our Workforce Solutions customers paused or delayed contracts as they shrank their own on-premise workforces to the minimum operating levels in order to mitigate the effects of the pandemic. As a result, our Workforce Solutions segment has experienced a decline in its billable employee base during this time. Over the course of 2021, the Workforce Solutions segment began to increase as clients became more comfortable with employees returning to on-site work.  We cannot fully estimate the length or gravity of the impact of the COVID-19 pandemic to our business at this time and we have experienced delays in commencing new projects and resuming work on existing contracts. Therefore, our ability to recognize revenue has been delayed for some contracts. We have also experienced order reductions, cancellations, and other negative changes to orders due to the pandemic.  As the pandemic landscape has continued to develop and new risks emerge such as the Delta variant and the Omicron variant, our business continues to be affected.  We routinely monitor our operating expenses as a result of contract delays and order reductions; and we have made adjustments to maintain our gross profit at a sustainable level.

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

Note 3 - Basic and Diluted (Loss) Income per Share

Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average shares outstanding for the potential dilution that could occur if outstanding vested stock options and warrants were exercised. Basic and diluted earnings per share are based on the weighted average number of outstanding shares for the period.

The number of common shares and common share equivalents used in the determination of basic and diluted (loss) income per common share were as follows:

(in thousands, except for share data)	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net (loss) income attributed to common stockholders	$(1,401)	$3,231	$(4,835)	$1,026

Denominator:
Weighted-average shares outstanding for basic earnings per share	21,033,447	20,647,426	21,006,910	20,638,116

Effect of dilutive securities:
Employee RSUs	-	54,577	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	21,033,447	20,702,003	21,006,910	20,638,116

Shares related to potentially dilutive securities excluded because inclusion would be anti-dilutive	3,185,552	-	2,181,846	20,005

Note 4 - Coronavirus Aid, Relief and Economic Security Act

Paycheck Protection Program Loan (PPP Loan)

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to extend liquidity to small businesses and assist in retaining employees during the COVID-19 pandemic. We applied for and, on April 23, 2020, received a payroll protection program loan in the amount of $10.0 million (the “PPP Loan”) under the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”). The application for receipt of the PPP Loan required us to certify, in good faith, that the economic uncertainty made the loan necessary to support our ongoing operations. The PPP Loan was serviced by Citizens Bank, N.A. (the “Citizens”). The PPP Loan bore interest at a rate of 1% per annum and would mature on April 23, 2022, with the first payment deferred until September 2021. We used the proceeds of the PPP Loan for payroll and related costs, rent and utilities. Pursuant to the regulations promulgated by the SBA, in order to request forgiveness of the PPP Loan, we were required to submit an application to Citizens substantiating that we were entitled to the PPP Loan and used the proceeds of the PPP Loan as permitted under the CARES Act. Citizens reviewed our application for forgiveness and associated documentation, and on February 26, 2021 forwarded our application to the SBA with Citizens’ determination that the loan is fully forgivable. On August 5, 2021, we received notice that full principal amount and all accrued interest thereon of the PPP Loan was formally forgiven by the SBA. We recognized other income of $10.1 million related to this forgiveness during the third quarter of fiscal 2021.

Employee Retention Credits (ERC)

Employee  retention tax credits, made available under the CARES Act, allow eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. In 2021, we applied for $5.0 million in refunds from the Internal Revenue Service with filing of our 941s and achieved $2.2 million in credits from unremitted payroll taxes as allowed. We recorded other income of $7.2 million related to the employee retention tax credits earned for the year ended December 31, 2021. During the three months ended June 30, 2022, we have received employee retention tax credit refunds from the Internal Revenue Service in the amount of $1.6 million. As of June 30, 2022, we received cumulative employee retention tax credit refunds totaling $3.6 million of the $5.0 million in refunds sought, with remaining outstanding refunds receivable of $1.4 million which was included in the other current assets balance at June 30, 2022.

Note 5 - Contract Receivables

Contract receivables represent our unconditional rights to consideration due from our domestic and international customers. We expect to collect all contract receivables within the next twelve months.

The components of contract receivables were as follows:

(in thousands)	June 30, 2022	December 31, 2021

Billed receivables	$4,543	$6,124
Unbilled receivables	6,056	6,143
Allowance for doubtful accounts	(1,064)	(1,010)
Total contract receivables, net	$9,535	$11,257

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

During the three months ended June 30, 2022 and 2021, we recorded net bad debt expense (recovery) of $97 thousand and $(137) thousand, respectively. During the six months ended June 30, 2022 and 2021, we recorded net bad debt expense (recovery) of $97 thousand and $(133) thousand, respectively.

During the month of July 2022, we invoiced $4.3 million of the unbilled receivables as of June 30, 2022.

Our foreign currency denominated contract receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each period into our functional currency, using the current exchange rate at the end of the period. The gain or loss resulting from such remeasurement is included in other income, net in the consolidated statements of operations. As of June 30, 2022 and 2021, we recognized a loss on remeasurement of these foreign exchange contracts of $54 thousand and $12 thousand, respectively.

As of June 30, 2022 and December 31, 2021, we had no customer that accounted for 10% of our consolidated contract receivables.

Note 6 - Goodwill and Intangible Assets

The Company monitors operating results and events and circumstances that may indicate potential impairment of intangible assets. Management concluded that there were no triggering events that occurred during the six months ended June 30, 2022 and 2021.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangible assets:

(in thousands)	As of June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$8,628	$(6,788)	$1,840
Trade names	1,689	(1,151)	538
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreement	527	(467)	60
Alliance agreement	527	(435)	92
Others	167	(167)	-
Total	$12,442	$(9,912)	$2,530

(in thousands)	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$8,628	$(6,432)	$2,196
Trade names	1,689	(1,108)	581
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreement	527	(429)	98
Alliance agreement	527	(382)	145
Others	167	(167)	-
Total	$12,442	$(9,422)	$3,020

Amortization expense related to definite-lived intangible assets totaled $0.2 million and $0.3 million for the three months ended June 30, 2022 and 2021 and $0.5 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years and thereafter:

(in thousands)
Years ended December 31:
2022 remainder	$419
2023	640
2024	435
2025	335
2026	266
Thereafter	435
Total	$2,530

Note 7 - Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements, net consist of the following:

(in thousands)
	June 30, 2022	December 31, 2021
Computer and equipment	$2,325	$2,270
Software	2,226	2,150
Leasehold improvements	659	659
Furniture and fixtures	839	839
	6,049	5,918
Accumulated depreciation	(5,220)	(5,079)
Equipment, software and leasehold improvements, net	$829	$839

Depreciation expense was $144 thousand and $147 thousand for the six months ended June 30, 2022 and 2021, respectively. Capitalization of internal-use software cost of $53 thousand and $165 thousand were recorded in software for the three months ended June 30, 2022 and 2021, respectively. Capitalization of internal-use software cost of $76 thousand and $315 thousand were recorded in software for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

Our convertible debt issued in February 2022 (See Note 10) includes certain embedded redemption features that are required to be bifurcated as embedded derivatives and measured at fair value on a recurring basis. We estimate the fair value using a Monte Carlo simulation based on estimates of our future stock price and assumptions about the possible redemption scenarios.

The Company used the Monte Carlo simulation model to determine the fair value of the Warrants and Cash-Settled PRSUs, which required the input of subjective assumptions. The fair value of the Warrants as of June 30, 2022 was estimated with the following assumptions.

Exercise Price	$1.94

Common Stock Price	$1.25
Risk Free Rate	3.0%
Volatility	65%
Term (in years)	4.7 yrs

The following table presents assets and liabilities measured at fair value at June 30, 2022:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$204	$204
Warrant liability	-	-	712	712
Cash settled performance-vesting restricted stock units	-	76	-	76
Total liabilities	$-	$76	$916	$992

The following table presents assets and liabilities measured at fair value at December 31, 2021:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$15	$-	$-	$15
Total assets	$15	$-	$-	$15

The following table summarizes changes in the fair value of our Level 3 liabilities during the six months ended June 30, 2022.

(in thousands)	Embedded Redemption Features	Warrant	Level 3 Total
Balance at December 31, 2021	$-	$-	$-
Derivative liabilities at issuance date	306	-	306
Warrant liabilities at issuance date	-	724	724
Change in fair value included in gain on derivative instruments, net	(102)	(12)	(114)
Balance at June 30, 2022	$204	$712	$916

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

During the three months ended June 30, 2022 and 2021, we recognized $0.7 million and $0.5 million of stock-based compensation expense related to equity awards, respectively. We recognized $1.0 million and $0.5 million of stock-based compensation expense related to equity awards for the six months ended June 30, 2022 and 2021, respectively, under the fair value method.

During the three and six months ended June 30, 2022, we granted approximately 946,653 and 960,250 time-based restricted stock units (“RSUs”) with an aggregate fair value of approximately $1.4 million and $1.5 million, respectively. During the three and six months ended June 30, 2021, we granted approximately 804,661 time-based RSUs with an aggregate fair value of approximately $1.4 million, respectively. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, and the remainder vest annually in equal amounts over the course of one to three years.

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

During the six months ended June 30, 2022, we granted 800,000 PRSUs including 200,000 cash-settled grants to employees. These grants are subject to multiple vesting criteria including reaching a 20-day VWAP of $1.94 prior to the expiration of the awards. Additionally, these shares are subject to a time-vesting restriction and will vest in equal portions over the next 15 quarters ending December 31, 2025. The market vesting criteria was achieved in April 2022 for the 800,000 PRSUs which will fully vest over the next 14 quarters. During the three and six months ended June 30, 2021, we did not grant any PRSUs to employees.

We did not grant any stock options for the six months ended June 30, 2022 and 2021.

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

Amount

Convertible Note issued	$5,750
Debt discount	(750)
Issuance cost:
Commitment fee	(175)
Balance of investor’s counsel fees	(43)
Net proceeds of Convertible Note	$4,782

Fair value of Warrant Liabilities on issuance	(724)
Fair value of Conversion Feature on issuance	(306)
Allocated OID costs to Convertible Note	(96)
Interest expense accrued on Convertible Note as of June 30, 2022	482

Balance of Convertible Note as of June 30, 2022	$4,138

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

The Convertible Note was evaluated as a potentially dilutive security in both periods of loss and income for diluted earnings per share purposes. The Warrant is considered a participating security and was not included in the calculation of basic earnings per share for the period ended June 30, 2022 as Company reflected net loss for this period. The Warrant will be included in the calculation of basic earnings per share in periods of net income.

The issuance costs with respect to the Convertible Note, which are recorded as a debt discount, are deferred and amortized using effective interest method as additional interest expense over the terms of the Convertible Note.

The Company incurred total interest expense related to the Convertible Note, including the amortization of the various discounts, of $353 thousand and  $482 thousand for the three and six months ended June 30, 2022, respectively.

Revolving Line of Credit

On March 29, 2021, we signed the Ninth Amendment and Reaffirmation Agreement with an effective date of March 29, 2021. Pursuant to the Ninth Amendment and Reaffirmation Agreement, the Bank waived the fixed charge coverage ratio and leverage ratio for the quarters ended March 31 and June 30, 2021, and we agreed, for each quarter thereafter, that the fixed charge coverage ratio shall not be less than 1.10 to 1.00. In addition, we agreed to not exceed a maximum leverage ratio starting on September 30, 2021. We were also required to maintain a minimum of $2.5 million in aggregate USA liquidity. As part of the amendment, we agreed, at closing, (i) to make a $500,000 pay down of RLOC; (ii) RLOC commitment to be reduced to $4.25 million; and (iii) $0.5 million of RLOC will only be available for issuance of Letters of Credit. We also agreed to pay $0.5 million to reduce RLOC to $3.75 million by June 30, 2021 and to $3.5 million by September 30, 2021. Commencing December 31, 2021 and on the last day of each quarter, we will pay $75,000 to reduce the RLOC. We incurred $25,000 fees related to this amendment during the year ended December 31, 2021.

On November 12, 2021, we signed the Tenth Amendment and Reaffirmation Agreement with our bank to waive the fixed charge coverage ratio and leverage ratio for the quarters ending September 30 and December 31, 2021, and we agreed, (i) interest on the outstanding principal amount of the RLOC shall accrue at the interest rate in effect for the RLOC from time to time, but the interest due and payable on the RLOC on each Interest Payment Date shall be determined by subtracting seventy-five (75) basis points from the Applicable Margin and (ii) the seventy-five (75) basis points of accrued interest on the RLOC not paid on any Interest Payment Date pursuant to clause (i) above shall be due and payable on the Termination Date or the date of payment in full of the RLOC. In addition, we agreed, by December 31, 2021, to pay the Bank $250,000 to be applied to the principal amount outstanding under the RLOC. We incurred $15 thousand of amendment fee related to this amendment.

During the six months ended June 30, 2022, using proceeds from the Convertible Note, we repaid in full, all outstanding indebtedness of $1.8 million owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens has been terminated. Certain letters of credit remain in place with Citizens. As of June 30, 2022, we had four letters of credit totaling $1.1 million outstanding to certain customers which were secured with restricted cash.

Note 11 - Product Warranty

We accrue for estimated warranty costs at the time the related revenue is recognized and based on historical experience and projected claims. Our System Design and Build contracts generally include a one year base warranty on the systems. The portion of our warranty provision expected to be incurred within 12 months is classified as current within accrued warranty and totals $507 thousand, and the remaining $98 thousand is classified as long-term within other non current liabilities.

The activity in the accrued warranty accounts during the current period is as follows:

(in thousands)
Balance at January 1, 2022	$748
Current period recovery	(31)
Current period claims	(98)
Currency adjustment	(14)
Balance at June 30, 2022	$605

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
The following table represents a disaggregation of revenue by type of goods or services for the six months ended June 30, 2022 and 2021, along with the reporting segment for each category:

(in thousands)	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Performance Improvement Solutions segment
System Design and Build	$2,042	$1,227	$3,443	$3,089
Over time	2,042	1,227	3,443	3,089

Software and Support	1,178	766	1,937	1,579
Point in time	87	127	175	222
Over time	1,091	639	1,762	1,357

Training and Consulting Services	4,733	4,869	8,970	9,275
Point in time	727	16	1,145	84
Over time	4,006	4,853	7,825	9,191

Workforce Solutions
Training and Consulting Services	4,792	6,660	10,670	12,683
Point in time	-	163	-	249
Over time	4,792	6,497	10,670	12,434

Total revenue	$12,745	$13,522	$25,020	$26,626

The following table reflects revenue recognized in the reporting periods presented that was included in contract liabilities from contracts with customers as of the beginning of the periods presented:

(in thousands)	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue recognized in the period from amounts included in billings in excess of revenue earned at the beginning of the period	$1,036	$1,115	$2,492	$3,304
Note 13 - Income Taxes

The following table presents the provision for income taxes and our effective tax rates:

(in thousands)	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Loss) income before income taxes	$(1,458)	$3,227	$(4,725)	$987
(Benefit from) provision for income taxes	(57)	(4)	110	(39)
Effective tax rate	3.9%	(0.1)%	(2.3)%	(4.0)%

Our income tax expense for the interim periods presented is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense for the six months ended June 30, 2022 was comprised mainly of current foreign and state tax expense, as well as deferred federal and state tax expense related to the portion of goodwill which cannot be offset by deferred tax assets. Total income tax benefit six months ended June 30, 2021 was comprised mainly of foreign tax benefit and state tax expense.

Our effective income tax rate was 3.9% and (2.3)% for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2022, the difference between our income tax expense and (benefit) at an effective tax rate of 3.9% and (2.3)% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. and foreign taxes. For the three and six months ended June 30, 2021, the difference between our income tax benefit at an effective rate of (0.1)% and (4.0)% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, and discrete item adjustments for U.S. and foreign taxes.

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

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that we will continue to assess a full valuation allowance on our U.S., China, and Slovakia net deferred assets as of June 30, 2022. We have determined that it is not more likely than not that the Company will realize the benefits of its deferred taxes in the U.S. and foreign jurisdictions. The Company has a deferred tax liability in the amount of $170 thousand at June 30, 2022 related to the portion of Goodwill which cannot be offset by deferred tax assets.

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

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets (in thousands):

		As of
Operating Leases	Classification	June 30, 2022	December 31, 2021

Leased Assets
Operating lease - right of use assets	Long term assets	$880	$1,200

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	1,188	1,205
Operating lease liabilities	Long term liabilities	214	790
		$1,402	$1,995

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

The table below summarizes lease income and expense recorded in the consolidated statements of operations incurred during the three and six months ended June 30, 2022 and 2021, (in thousands):

		Three months ended		Six months ended
Lease Cost	Classification	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Operating lease cost (1)	Selling, general and administrative expenses	$174	$177	$360	$369
Short-term leases costs (2)	Selling, general and administrative expenses	15	14	30	30
Sublease income (3)	Selling, general and administrative expenses	(19)	(32)	(37)	(64)
Net lease cost		$170	$159	$353	$335

(1) Includes variable lease costs which are immaterial.
(2) Includes leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of three tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of June 30, 2022 are as follows (in thousands):

(in thousands)	Gross Future Minimum Lease Payments
2022 remainder	$645
2023	673
2024	122
2025	10
2026	3
Thereafter	-
Total lease payments	$1,453
Less: Interest	51
Present value of lease payments	$1,402

We calculated the weighted-average remaining lease term, presented in years below and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, we use the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	1.36	1.80
Weighted-average discount rate
Operating leases	5.00%	5.00%

The table below sets out the classification of lease payments in the consolidated statement of cash flows.

(in thousands)	Six months ended
Cash paid for amounts included in measurement of liabilities	June 30, 2022	June 30, 2021
Operating cash flows used in operating leases	$642	$639

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant:

	Three months ended		Six months ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue:
Performance	$7,953	$6,862	$14,350	$13,943
Workforce Solutions	4,792	6,660	10,670	12,683
Total revenue	12,745	13,522	25,020	26,626

Operating loss
Performance	(1,713)	(1,131)	(4,108)	(2,534)
Workforce Solutions	(10)	(230)	(169)	(1,014)

Operating loss	(1,723)	(1,361)	(4,277)	(3,548)

Interest expense, net	(358)	(49)	(506)	(103)
Change in fair value of derivative instruments, net	695	-	114	-
Other (loss) income, net	(72)	4,637	(56)	4,638
(Loss) income before income taxes	$(1,458)	$3,227	$(4,725)	$987

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

Early in 2020 as the COVID-19 pandemic unfolded, the end markets that we serve, namely the power industries, delayed certain essential services and dramatically cut back on non-essential services. Although these delays and reductions impacted us, as an essential services provider to an essential industrial base, we benefited from maintaining a baseline of business to continue and align itself to the realities of the pandemic. Additionally, staffing shortages have resulted in new opportunities for our Workforce Solutions segment. In 2021, the effects of the pandemic still impacted the end markets we serve, but those effects have been mitigated by a number of factors, including the following: the pandemic largely has had a targeted effect on the population; a number of vaccines in the market being distributed and, despite logistical challenges, making substantial progress for those in most need; the economy of the United States has not had as much disruption as was initially feared, which has benefited our end markets; and most importantly our end markets seem poised to contract  with us for essential services that had been delayed as a result of the pandemic. At the beginning of 2022, we have publicly announced a number of contract wins, which we hope will be a harbinger of a more attractive business environment for the power industries we serve.

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

In 2021, we participated in the Employee Retention Credit (ERC) program available under the CARES Act. The Company recognized total cumulative ERC credits of $7.2 million consisting of both refunds sought by the Company and credits from unremitted payroll taxes. We applied for $5.0 million in refunds from the IRS with filing of our 941s and achieved $2.2 million in credits from unremitted payroll taxes as allowed. For the three months ended June 30, 2022, we received refunds of $1.6 million with a remaining receivable of $1.4 million at June 30, 2022.

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

Performance Improvement Solutions (approximately 57% of revenue for the six months ended June 30, 2022)

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

Workforce Solutions (approximately 43% of revenue for the six months ended June 30, 2022)

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

Additionally, enhancements to training content and delivery continue through the EnVision On-Demand platform, allowing our customers to access training content from anywhere in synchronous and asynchronous modes, thus increasing their efficiency and reducing infrastructure costs. We intend to continue to make pragmatic and measured investments in R&D that first and foremost are driven by the market and complement our growth strategy. Such investments in R&D may result in on-going enhancement of existing solutions as well as the creation of new solutions to serve our target markets, ensuring that we add greater value that is easier to use, at lower total cost of ownership than any alternative available to customers. We have pioneered a number of industry standards and intend to continue to be one of the most innovative companies in our industry. During the three months ended June 30, 2022 and 2021, we have made R&D investments totaling $182 thousand and $154 thousand, respectively. During the six months ended June 30, 2022 and 2021, we have made R&D investments totaling  $324 thousand and $311 thousand, respectively.

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

Employees

As of June 30, 2022, we had approximately 286 employees, which includes approximately 197 employees in our Performance segment and approximately 89 employees in our Workforce Solutions segment.

Backlog

As of June 30, 2022, we had approximately $34.0 million of total gross revenue backlog, which included $27.5 million of Performance backlog and $6.5 million of Workforce Solutions backlog. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

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

In addition to the core training and staffing business lines in the nuclear sector, we continue to see significant organic growth opportunity with our Workforce Solutions segment by expanding our service offerings to meet the evolving needs of the energy industry as well as other opportunities that support decarbonization and major infrastructure projects. Due to the experience within our team, we are well positioned to expand our Workforce Solutions segment offerings through our existing relationships and industry knowledge. This growth is occurring both with existing and new customers. We are placing a greater emphasis on cross-selling the services offered by our Workforce Solutions segment with our Performance Improvement Solutions segment. The Workforce Solutions segment continues expanding our footprint with companies dedicated to the support of decarbonization, and our success is showing with contract awards, scope expansion, and targeted opportunities to support engineering, manufacturing, and construction projects with companies dedicated to clean energy solutions. We have continued to better position ourselves to support these opportunities with strategic hires and staff alignment. As the recent increases in employment transition have demonstrated, companies must also be able to adapt quickly to evolving staffing needs. This has certainly been demonstrated with companies adjusting and allowing more employees to work from home, but it’s not the only answer.  Employees are making changes in their professional lives for many reasons, and our workforce solutions offer our customers added support and more flexibility to support ever changing needs. In fact, Workforce Solutions is uniquely positioned for growth in these types of employment environments. Our flexible solutions, and specialized industry experience position us both for current and future staffing needs.

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

Results of Operations

The following table sets forth our results of operations, expressed in thousands of dollars and as a percentage of revenue:

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	$	%	$	%	$	%	$	%
Revenue	$12,745	100.0%	$13,522	100.0%	$25,020	100.0%	$26,626	100.0%
Cost of revenue	9,573	75.1%	10,833	80.1%	19,421	77.6%	21,009	78.9%
Gross profit	3,172	24.9%	2,689	19.9%	5,599	22.4%	5,617	21.1%

Operating expenses:
Selling, general and administrative	4,410	34.6%	3,522	26.0%	8,917	35.6%	7,256	27.3%
Research and development	182	1.4%	154	1.1%	324	1.3%	311	1.2%
Restructuring charges	-	0.0%	-	0.0%	-	0.0%	808	3.0%
Loss on impairment	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Depreciation	72	0.6%	71	0.5%	144	0.6%	147	0.6%
Amortization of intangible assets	231	1.8%	303	2.2%	491	2.0%	643	2.4%
Total operating expenses	4,895	38.4%	4,050	30.0%	9,876	39.5%	9,165	34.4%
Operating loss	(1,723)	(13.5)%	(1,361)	(10.1)%	(4,277)	(17.2)%	(3,548)	(13.4)%
Interest expense, net	(358)	(2.8)%	(49)	(0.4)%	(506)	(2.0)%	(103)	(0.4)%
Change in fair value of derivative instruments, net	695	5.5%	-	0.0%	114	0.5%	-	0.0%
Other (loss) income, net	(72)	(0.6)%	4,637	34.3%	(56)	(0.2)%	4,638	17.4%
(Loss) income before income taxes	(1,458)	(11.4)%	3,227	23.9%	(4,725)	(18.9)%	987	3.7%
(Benefit from) provision for income taxes	(57)	(0.4)%	(4)	0.0%	110	0.4%	(39)	(0.1)%
Net (loss) income	$(1,401)	(11.0)%	$3,231	23.9%	$(4,835)	(19.3)%	$1,026	3.9%

Revenue

Consolidated revenue for the three months ended June 30, 2022 totaled $12.7 million, which was 6% less than the $13.5 million of revenue for the three months ended June 30, 2021. Revenue for the six months ended June 30, 2022 totaled $25.0 million, which was 6% less than the $26.6 million of revenue for the six months ended June 30, 2021.

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	Change		June 30, 2022	June 30, 2021	Change
Revenue:			$	%			$	%
Performance	$7,953	$6,862	1,091	16%	$14,350	$13,943	407	3%
Workforce Solutions	4,792	6,660	(1,868)	(28)%	10,670	12,683	(2,013)	(16)%
Total revenue	$12,745	$13,522	(777)	(6)%	$25,020	$26,626	(1,606)	(6)%

Performance Improvement Solutions revenue for the three months ended June 30, 2022 totaled $8.0 million, which was a 16% increase from the $6.9 million of revenue for the three months ended June 30, 2021. The increase in revenue was primarily attributable to large simulator and upgrade projects offset by lower revenue in consulting services. Total Performance Improvement Solutions orders of $3.8 million and $5.8 million were recorded for the three months ended June 30, 2022, respectively.

Performance Improvement Solutions revenue for the six months ended June 30, 2022 totaled $14.4 million, which was a 3% increase from the $13.9 million of revenue for the six months ended June 30, 2021. The increase of revenue was primarily attributable to several significant simulator upgrade projects which began later in 2021 with continued work performed in the first six months of 2022. Total Performance Improvement Solutions orders of $10.2 million and $11.4 million were recorded for the six months ended June 30, 2022 and 2021, respectively.

For the three months ended June 30, 2022, Workforce Solutions revenue decreased by 28% to $4.8 million compared to revenue of $6.7 million for the three months ended June 30, 2021. The decrease in revenue was due to a minor reduction in staffing needs from our major customers. Total new orders of $3.1 million and $5.0 million were recorded for the three months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022, Workforce Solutions revenue decreased by 16% to $10.7 million compared to revenue of $12.7 million for the six months ended June 30, 2021. The decrease in revenue was primarily due to the wind down of large projects resulting in a reduction in demand for staffing from our major customers. Total new orders of $7.8 million and $12.4 million were recorded for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, our backlog was $34.0 million, of which, $27.5 million was attributed to the Performance segment and $6.5 million was attributed to the Workforce Solutions segment. As of December 31, 2021, our backlog was $41.3 million with $31.8 million attributed to our Performance segment and $9.5 million to Workforce Solutions.

Gross Profit

Gross profit was $3.2  million and 24.9% of revenue and $2.7 million and 19.9% of revenue for the three months ended June 30, 2022 and 2021, respectively. Gross profit was $5.6 million and 22.4% of revenue and $5.6 million and 21.1% of revenue for the six months ended June 30, 2022 and 2021, respectively.

(in thousands)	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	$	%	$	%	$	%	$	%
Gross profit:
Performance Improvement Solutions	$2,568	32.3%	$1,760	25.6%	$4,383	30.5%	$3,952	28.3%
Workforce Solutions	604	12.6%	929	13.9%	1,216	11.4%	1,665	13.1%
Total gross profit	$3,172	24.9%	$2,689	19.9%	$5,599	22.4%	$5,617	21.1%

The Performance Improvement Solutions segment’s gross profit increased by $0.8 million during three months ended June 30, 2022 over three months ended June 30, 2021. The Performance Improvement Solutions segment’s gross profit increased by $0.4 million during six months ended June 30, 2022 over six months ended June 30, 2021. The increase is primarily related to an increase in large simulator build and upgrade projects awarded this year.

The Workforce Solutions segment’s gross profit decreased by $0.3 million during three months ended June 30, 2022 over  the three months ended June 30, 2021. The Workforce Solutions segment’s gross profit decreased by $0.4 million during  the six months ended June 30, 2022 over the six months ended June 30, 2021. The decrease in the three months and six months ended June 30, 2022 was primarily due to the reduction in the demand from existing customers for additional workforce professionals.

Selling, general and administrative expenses (“SG&A”)

Selling, general and administrative (SG&A) expenses totaled $4.4 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively. Selling, general and administrative (SG&A) expenses totaled $8.9 million and $7.3 million for the six months ended June 30, 2022 and 2021, respectively. Fluctuations in the components of SG&A spending were as follows.

	Three months ended		Six months ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Corporate charges	$3,375	$2,632	$6,857	$5,390
Business development	721	749	1,560	1,516
Facility operation & maintenance (O&M)	216	268	393	468
Bad debt expense	97	(137)	97	(133)
Other	1	10	10	15
Total	$4,410	$3,522	$8,917	$7,256

Corporate charges

During the three months ended June 30, 2022, corporate charges increased by $0.7 million over the same period of the prior year. During the six months ended June 30, 2022 corporate charges increased by $1.5 million over the same period of the prior year. The increase was primarily due to a $0.6 million increase in stock compensation expense, a $0.4 million increase in indirect labor & burden cost due to increased headcount and a $0.5 million increase in legal fees and other business expenses during the six months ended June 30, 2022.

Business development expenses

Business development expense decreased $28 thousand during the three months ended June 30, 2022 over the same period of the prior year. Business development expense increased $44 thousand during the six months ended June 30, 2022 over the same period of the prior fiscal year. The increase was primarily due to increased recruiting fees and Indirect Labor & Burden due to increased headcount during the six months ended June 30, 2022.

Facility operation & maintenance (“O&M”)

Facility O&M expenses decreased $52 thousand for three months ended June 30, 2022, compared to the same period in 2021. Facility O&M expenses decreased $75 thousand for six months ended June 30, 2022, compared to the same period in 2021. The decrease in facility O&M during fiscal 2022 was mainly due to an increased allocation of facility cost from  O&M to COGS.

Bad debt (recovery) expense

We recorded $97 thousand and $(137) thousand of bad debt expense (recovery) during the three months ended June 30, 2022 and 2021, respectively. We recorded $97 thousand and $(133) thousand of bad debt expense (recovery) during the six months ended June 30, 2022 and 2021, respectively.

Research and development

Research and development costs consist primarily of software engineering personnel and other related costs. Research and development costs, net of capitalized software, totaled $182 thousand and $154 thousand for the three months ended June 30, 2022 and 2021, respectively. Research and development costs totaled $324 thousand and $311 thousand for the six months ended June 30, 2022 and 2021, respectively. The increase was mainly due to higher headcount.

Restructuring

We recorded no restructuring charges for the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, we recorded restructuring charges of $0 thousand and $808 thousand, respectively. The decrease was mainly due to final charges related to the liquidation of our Sweden operations during the prior period, pursuant to our foreign restructuring plan.

Depreciation

We recorded depreciation expense of $72 thousand and $71 thousand for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $144 thousand and $147 thousand for the six months ended June 30, 2022 and 2021, respectively. The reduction of $3 thousand for the six months ended June 30, 2022 over the same period in 2021 was due primarily to assets becoming fully depreciated in 2022.

Amortization of intangible assets

Amortization expense related to definite-lived intangible assets totaled $231 thousand and $303 thousand for the three months ended June 30, 2022 and 2021, respectively, and $491 thousand and $643 thousand for the six months ended June 30, 2022 and 2021, respectively. The decrease in amortization expense was primarily due to the amortization of Customer Contracts and Relationships, which are amortized at a declining rate over the 15 year useful life.

Interest expense, net

Interest expense totaled $358 thousand and $49 thousand for the three months ended June 30, 2022 and 2021, respectively. Interest expense totaled $506 thousand and $103 thousand for the six months ended June 30, 2022 and 2021, respectively. The increase for the three and six month periods was due to an increase in total indebtedness compared to prior period.

Other (loss) income, net

For the three months ended June 30, 2022 and 2021, we recognized other (loss) income, net of $(0.1) million and $4.6 million, respectively. For the six months ended June 30, 2022 and 2021, we recognized other income, net of $(0.1) million and $4.6 million, respectively. The decrease was primarily due to the recording of $5.1 million Employee Retention Credit during the 2021 period offset by a VAT write-off of $0.5 million. We paid VAT taxes for subcontractor equipment purchase and had pursued the collection of this VAT refund for multiple years. In May of 2021, we were informed by our tax advisor that this VAT refund was no longer collectable.

Income tax (benefit) expense

Income tax expense for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax benefit of $(57) thousand for the three months ended June 30,2022 was comprised mainly of current foreign tax benefit and state tax expense. The total income tax benefit of $(4) thousand for the three months ended June 30, 2021was comprised mainly of foreign tax benefit and state tax expense. Total income tax expense of $110 thousand for the six months ended June 30, 2022 was comprised mainly of current foreign and state tax expense and deferred federal and state tax expense related to the portion of goodwill which cannot be offset by deferred tax assets. Total tax benefit of $(39) thousand for the six months ended June 30, 2021 was comprised mainly of foreign tax benefit and state tax expense.

Our income effective tax rate was 3.9% and (2.3)% for the three and six months ended June 30, 2022, respectively. For the  three and six months ended June 30, 2022, the difference between our income tax expense and (benefit), at an effective tax rate of 3.9% and (2.3)% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. and foreign taxes.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, Management makes several estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses. Our most significant estimates relate to revenue recognition on contracts with customers, product warranties, valuation of goodwill and intangible assets acquired, valuation of stock-based compensation awards and the recoverability of deferred tax assets. These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our most recent Annual Report on Form 10-K, filed with the SEC on March 31, 2022. In addition, in the quarter ended March 31, 2022, we established mark-to-market liabilities related to certain common stock purchase warrants and certain embedded features included in our convertible debt. The fair values of these are estimated upon issuance and at each reporting period thereafter. For all accounting policies described in this document, management cautions that future events rarely develop exactly as forecasted and even our best estimates may require adjustment as facts and circumstances change.

Liquidity and Capital Resources

As of June 30, 2022, our cash, cash equivalents and restricted cash totaled $6.9 million, compared to $3.6 million as of December 31, 2021.

As of June 30, 2022, we have long-term restricted cash of $1.0 million. We have restricted cash of $1.1 million to secure four letters of credit with various customers and $0.5 million to secure our corporate credit card program.

For the six months ended June 30, 2022 and 2021, net cash provided by operating activities were $1.6 million and net cash used in operating activities were $1.1 million, respectively. The increase in cash flows provided by operating activities was primarily driven by ERC refunds and increased collections in the six months ended June 30, 2022 and slower billing in the first half of 2021.

Net cash used in investing activities totaled $0.3 million and 0.5 million for the six months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022 and 2021, net cash provided by financing activities was $2.2 million and net cash used in financing activities was $1.3 million, respectively. The increase in cash provided by financing activities of $3.4 million was primarily driven by $4.8 million of proceeds received from issuance of Convertible Note, offset by a $1.8 million repayment of the line of credit during the six months ended June 30, 2022.

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

Credit Facilities

On February 23, 2022, the Company issued a Convertible Note (further described in Note 10 to Consolidated Financial Statements). The proceeds received from the Convertible Note were used to repay in full, all outstanding indebtedness of $1.8 million owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens has been terminated. As of June 30, 2022, we had four letters of credit totaling $1.1 million outstanding to certain customers which were secured with restricted cash.

Non-GAAP Financial Measures

Adjusted EBITDA

References to “EBITDA” mean net (loss) income, before considering interest expense, provision for income taxes, depreciation and amortization. References to Adjusted EBITDA excludes employee retention credit, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments and VAT write-off. EBITDA and Adjusted EBITDA are not measures of financial performance under U.S. GAAP. Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other U.S. GAAP measures, are useful to investors to evaluate the Company’s results because it excludes certain items that are not directly related to the Company’s core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with U.S. GAAP. A reconciliation of non-GAAP EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP measure in accordance with SEC Regulation G follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net (loss) income	$(1,401)	$3,231	$(4,835)	$1,026
Interest expense, net	358	49	506	103
Provision for income taxes	(57)	(4)	110	(39)
Depreciation and amortization	387	481	802	994
EBITDA	(713)	3,757	(3,417)	2,084
Employee retention credit	-	(5,075)	-	(5,075)
Restructuring charges	-	-	-	808
Stock-based compensation expense	693	463	1,101	501
Change in fair value of derivative instruments, net	(695)	-	(114)	-
VAT write-off	-	450	-	450
Adjusted EBITDA	$(715)	$(405)	$(2,430)	$(1,232)

Adjusted Net Loss and Adjusted Loss per Share Reconciliation

References to Adjusted Net (Loss) Income excludes the employee retention credit, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments, VAT write off and amortization of intangible assets related to acquisitions. Adjusted Net Loss and Adjusted Loss per Share (adjusted EPS) are not measures of financial performance under U.S. GAAP. Management believes adjusted net loss and adjusted loss per share, in addition to other U.S. GAAP measures, are useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period, such as stock-based compensation expense. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with U.S. GAAP. A reconciliation of non-GAAP adjusted net loss and adjusted loss per share to U.S. GAAP net loss, the most directly comparable U.S. GAAP financial measure, is as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net (loss) income	$(1,401)	$3,231	$(4,835)	$1,026
Employee retention credit	-	(5,075)	-	(5,075)
Restructuring charges	-	-	-	808
Stock-based compensation expense	693	463	1,101	501
Change in fair value of derivative instruments, net	(695)	-	(114)	-
VAT write-off	-	450	-	450
Amortization of intangible assets related to acquisitions	231	303	491	643
Adjusted net loss	$(1,172)	$(628)	$(3,357)	$(1,647)

Adjusted net loss per common share – diluted	$(0.06)	$(0.03)	$(0.16)	$(0.08)

Weighted average shares outstanding used to compute adjusted net loss per share - diluted(1)	21,033,447	20,647,426	21,006,910	20,638,116

(1) During the three and six months ended June 30, 2022, we reported a U.S. GAAP net loss and an adjusted net loss. Accordingly there was no dilutive shares from RSUs included in the adjusted net loss per share calculation that were considered anti-dilutive when calculating the net loss per share.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report and our annual report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective; we are currently in remediation of our internal controls to address material weaknesses identified in our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022, and in our form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 15, 2022.

Through management’s evaluation of controls as of December 31, 2021 it was determined that the material weakness related to management’s review of reconciliations over unbilled receivables and billings in excess of revenue earned were unremediated. In the course of our assessment of the internal control over financial reporting as of March 31, 2022, we identified an additional material weakness in our control environment related to the review of the financial statements. No additional material weaknesses were identified in the course of our assessment of our internal controls as of June 30, 2022, and we continue to remediate the material weaknesses identified as of December 31, 2021, and as of March 31, 2022.

Our remediation of the remaining control weakness from 2021 included the hiring of additional skilled personnel to prepare and review reconciliations over unbilled receivables and billings in excess of revenue earned and to continue to enhance our processes to reconcile, review, and evaluate the unbilled receivables and billing in excess of revenue accounts on a monthly basis. In the interim, we will utilize members of the financial management team to perform the review of such reconciliations. As it relates to the control weakness identified in the period ended March 31, 2022, remediation and testing will be performed over the review of financial statements with focused attention on proper presentation of elements of the financial statements. Remediation procedures will include developing enhanced documentation of review steps performed prior to distributing financial statements for reporting. As well as concluding on the financial presentation for items noted on a list of significant and unusual transactions identified for the respective reporting period.

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

Date: August 15, 2022
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)