Form 10-Q
period 2022-09-30
GSE SYSTEMS INC
filed 2022-11-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)

6940 Columbia Gateway Dr., Suite 470, Columbia MD	21046
(Address of principal executive offices)	(Zip Code)

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

There were 21,720,661 shares of common stock, with a par value of $0.01 per share outstanding as of October 31, 2022.

GSE SYSTEMS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,660	$3,550
Restricted cash, current	651	-
Contract receivables, net	10,152	11,257
Prepaid expenses and other current assets	1,969	5,262
Total current assets	16,432	20,069

Equipment, software and leasehold improvements, net	796	839
Software development costs, net	554	532
Goodwill	6,299	13,339
Intangible assets, net	1,854	3,020
Restricted cash - long term	932	-
Operating lease right-of-use assets, net	777	1,200
Other assets	52	52
Total assets	$27,696	$39,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$-	$1,817
Current portion of long-term note	2,762	-
Accounts payable	713	1,179
Accrued expenses	2,119	1,358
Accrued compensation	1,655	1,452
Billings in excess of revenue earned	4,152	5,029
Accrued warranty	478	667
Income taxes payable	1,635	1,654
Derivative liabilities	653	-
Other current liabilities	988	1,883
Total current liabilities	15,155	15,039

Long-term note, less current portion	1,181	-
Operating lease liabilities noncurrent	209	790
Other noncurrent liabilities	171	179
Total liabilities	16,716	16,008

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 23,319,572 and 22,533,005 shares issued, 21,720,661 and 20,934,094 shares outstanding, respectively	233	225
Additional paid-in capital	82,095	80,505
Accumulated deficit	(68,411)	(54,584)
Accumulated other comprehensive income (loss)	62	(104)
Treasury stock at cost, 1,598,911 shares	(2,999)	(2,999)
Total stockholders’ equity	10,980	23,043
Total liabilities and stockholders’ equity	$27,696	$39,051

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	$11,898	$14,686	$36,918	$41,312
Cost of revenue	8,642	11,503	28,063	32,512
Gross profit	3,256	3,183	8,855	8,800
Operating expenses:
Selling, general and administrative	4,336	3,265	13,253	10,521
Research and development	186	149	510	460
Restructuring (benefit) charges	-	(10)	-	798
Goodwill and intangible asset impairment charge	7,505	3	7,505	3
Depreciation	69	69	213	216
Amortization of intangible assets	209	286	700	929
Total operating expenses	12,305	3,762	22,181	12,927
Operating loss	(9,049)	(579)	(13,326)	(4,127)

Interest expense, net	(422)	(32)	(928)	(135)
Change in fair value of derivative instruments, net	263	-	377	-
Other (loss) income, net	(2)	12,215	(58)	16,853
(Loss) income before income taxes	(9,210)	11,604	(13,935)	12,591
(Benefit from) provision for income taxes	(218)	166	(108)	127
Net (loss) income	$(8,992)	$11,438	$(13,827)	$12,464

Net (loss) income per common share - basic and diluted	$(0.42)	$0.55	$(0.66)	$0.60

Weighted average shares outstanding used to compute net (loss) income per share - basic	21,288,883	20,863,479	21,101,942	20,714,068
Weighted average shares outstanding used to compute net (loss) income per share - diluted	21,288,883	20,863,479	21,101,942	20,714,068

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net (loss) income	$(8,992)	$11,438	$(13,827)	$12,464
Cumulative translation adjustment	91	(23)	166	1,109
Comprehensive (loss) income	$(8,901)	$11,415	$(13,661)	$13,573

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock				Accumulated	Treasury Stock
Nine Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Shares	Amount	Total

Balance, January 1, 2022	22,533	$225	$80,505	$(54,584)	$(104)	(1,599)	$(2,999)	$23,043

Stock-based compensation expense	-	-	1,504	-	-	-	-	1,504
Common stock issued for RSUs vested	443	5	(5)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(226)	-	-	-	-	(226)
Foreign currency translation adjustment	-	-	-	-	166	-	-	166
Repayment of convertible note in shares	344	3	317	-	-	-	-	320
Net loss	-	-	-	(13,827)	-	-	-	(13,827)

Balance, September 30, 2022	23,320	$233	$82,095	$(68,411)	$62	(1,599)	$(2,999)	$10,980

Balance, January 1, 2021	22,193	$222	$79,687	$(65,191)	$(1,214)	(1,599)	$(2,999)	$10,505

Stock-based compensation expense	-	-	784	-	-	-	-	784
Common stock issued for RSUs vested	306	3	(3)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(188)	-	-	-	-	(188)
Foreign currency translation adjustment	-	-	-	-	1,109	-	-	1,109
Net income	-	-	-	12,464	-	-	-	12,464

Balance, September 30, 2021	22,499	$225	$80,280	$(52,727)	$(105)	(1,599)	$(2,999)	$24,674

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock				Accumulated	Treasury Stock
Three Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Shares	Amount	Total

Balance, July 1, 2022	22,850	$228	$81,324	$(59,419)	$(29)	(1,599)	$(2,999)	$19,105

Stock-based compensation expense	-	-	479	-	-	-	-	479
Common stock issued for RSUs vested	126	2	(2)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(23)	-	-	-	-	(23)
Foreign currency translation adjustment	-	-	-	-	91	-	-	91
Repayment of convertible note in shares	344	3	317	-	-	-	-	320
Net loss	-	-	-	(8,992)	-	-	-	(8,992)

Balance, September 30, 2022	23,320	$233	$82,095	$(68,411)	$62	(1,599)	$(2,999)	$10,980

Balance, July 1, 2021	22,461	$225	$80,024	$(64,165)	$(82)	(1,599)	$(2,999)	$13,003

Stock-based compensation expense	-	-	283	-	-	-	-	283
Common stock issued for RSUs vested	38	-	-	-	-	-	-	-
Shares withheld to pay taxes	-	-	(27)	-	-	-	-	(27)
Foreign currency translation adjustment	-	-	-	-	(23)	-	-	(23)
Net income	-	-	-	11,438	-	-	-	11,438

Balance, September 30, 2021	22,499	$225	$80,280	$(52,727)	$(105)	(1,599)	$(2,999)	$24,674

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net (loss) income	$(13,827)	$12,464
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Goodwill and intangible asset impairment charge	7,505	3
Depreciation	213	216
Amortization of intangible assets	700	929
Amortization of capitalized software development costs	255	281
Amortization of deferred financing costs	11	8
Amortization of debt discount	925	-
Gain on PPP loan forgiveness	-	(10,127)
Stock-based compensation expense	1,592	784
Bad debt expense (recovery)	97	(133)
Change in fair value of derivative instruments, net	(377)	-
Deferred income taxes	(80)	-
Changes in assets and liabilities:
Contract receivables, net	922	(1,888)
Prepaid expenses and other assets	3,638	(5,356)
Accounts payable, accrued compensation and accrued expenses	539	1,409
Billings in excess of revenue earned	(818)	(831)
Accrued warranty	(163)	(192)
Other liabilities	(382)	2,147
Net cash provided by (used in) operating activities	750	(286)

Cash flows from investing activities:
Capital expenditures	(171)	(392)
Capitalized software development costs	(276)	(226)
Net cash used in investing activities	(447)	(618)

Cash flows from financing activities:
Proceeds from line of credit	-	800
Repayment of line of credit	(1,817)	(1,739)
Repayment of insurance premium	(906)	(609)
Proceeds from issuance of long-term note and warrants, net of debt issuance cost and original issue discount	4,782	-
Repayment of convertible note	(319)	-
Tax paid for shares whithheld	(226)	(188)
Net cash provided by (used in) financing activities	1,514	(1,736)

Effect of exchange rate changes on cash	(124)	(19)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,693	(2,659)
Cash, cash equivalents and restricted cash at beginning of the period	3,550	6,702
Cash, cash equivalents and restricted cash at the end of the period	$5,243	$4,043

Cash and cash equivalents	$3,660	$4,043
Restricted cash, current	651	-
Restricted cash included in other long-term assets	932	-
Total cash, cash equivalents and restricted cash	$5,243	$4,043

Supplemental cash flow disclosures:
Non-cash financing activities
Repayment of convertible note	$320	$-
Discount on issuance of convertible note	$750	$-

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

COVID-19

As of September 30, 2022, most of our employees continue to work remotely except when required to be at the client site for essential project work. As an essential services provider, we maintain a modest office footprint in certain locations to allow for employees to work from those offices as project needs may arise. Throughout the pandemic GSE has complied with local, state and federal directives and regulations. Our Performance Improvement Solutions segment's (see Item 2) contracts, which generally are considered essential services, are permitted to and mostly continue without pause. However, we have experienced certain delays in certain new business opportunities. At the onset of the pandemic, many of our Workforce Solutions segment (see Item 2) customers paused or delayed contracts as they shrank their own on-premise workforces to the minimum operating levels in order to mitigate the effects of the pandemic. As a result, our Workforce Solutions segment has experienced a decline in its billable employee base during this time. Since the beginning of 2022, the Workforce Solutions segment began to receive an increase in opportunities as clients became more comfortable with employees returning to on-site work. Notably, the increase in opportunities shifted greatly to direct hire openings, rather than the normal hourly billable base. We cannot fully estimate the length or gravity of the impact of the COVID-19 pandemic to our business at this time and we have experienced delays in commencing new projects and resuming work on existing contracts. Therefore, our ability to deliver our services and recognize revenue has been delayed for some contracts. We experienced order reductions, cancellations, and other negative changes to orders due to the pandemic. We routinely monitor our operating expenses as a result of contract delays and order reductions; and we have made adjustments to maintain our gross profit at a sustainable level.

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

Note 3 - Basic and Diluted (Loss) Income per Share

Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average shares outstanding for the potential dilution that could occur if outstanding RSU's, stock options and warrants were exercised. Basic and diluted earnings per share are based on the weighted average number of outstanding shares for the period.

The number of common shares and common share equivalents used in the determination of basic and diluted (loss) income per common share were as follows:

(in thousands, except for share data)	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net (loss) income attributed to common stockholders	$(8,992)	$11,438	$(13,827)	$12,464

Denominator:
Weighted-average shares outstanding for basic earnings per share	21,288,883	20,863,479	21,101,942	20,714,068

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	21,288,883	20,863,479	21,101,942	20,714,068

Shares related to potentially dilutive securities excluded because inclusion would be anti-dilutive	3,283,400	14,229	2,383,171	77,871

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

Employee Retention Credits (ERC)

Employee  retention tax credits, made available under the CARES Act, allow eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. In 2021, we applied for $5.0 million in refunds from the Internal Revenue Service with filing of our 941s and achieved $2.2 million in credits from unremitted payroll taxes as allowed. We recorded other income of $7.2 million related to the employee retention tax credits earned for the year ended December 31, 2021. During the three months ended September 30, 2022, we didn't receive any employee retention tax credit refunds from the Internal Revenue Service. As of September 30, 2022, we received cumulative employee retention tax credit refunds totaling $3.6 million of the $5.0 million in refunds sought, with remaining outstanding refunds receivable of $1.4 million which was included in the other current assets balance at September 30, 2022. Subsequently, in October 2022, we received a refund of $0.4 million.

Note 5 - Contract Receivables

Contract receivables represent our unconditional rights to consideration due from our domestic and international customers. We expect to collect all contract receivables within the next twelve months.

The components of contract receivables were as follows:

(in thousands)	September 30, 2022	December 31, 2021

Billed receivables	$5,512	$6,124
Unbilled receivables	5,648	6,143
Allowance for doubtful accounts	(1,008)	(1,010)
Total contract receivables, net	$10,152	$11,257

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

There was no bad debt expense recorded during the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 and 2021, we recorded net bad debt expense (recovery) of $97 thousand and $(133) thousand, respectively.

During the month of October 2022, we invoiced $2.5 million of the unbilled receivables as of September 30, 2022.

Our foreign currency denominated contract receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each reporting period into our functional currency, using the current exchange rate at the end of the period. The gain or loss resulting from such remeasurement is included in other income, net in the consolidated statements of operations. During the three months ended September 30, 2022 and 2021, we recognized a gain on remeasurement of these foreign exchange contracts of $4 thousand and $6 thousand, respectively. During the nine months ended September 30, 2022 and 2021, we recognized a (loss) gain on remeasurement of these foreign exchange contracts of $(51) thousand and $27 thousand, respectively.

As of September 30, 2022 and December 31, 2021, we had no customer concentrations in contract receivables that required disclosure.

Note 6 - Goodwill and Intangible Assets

The Company monitors operating results and events and circumstances that may indicate potential impairment of intangible assets.

During the three months ended September 30, 2022, we determined that the deterioration in sales, decline in revenues, delayed pipeline opportunities, and overall downward performance results and the forecast related to the Workforce Solutions business segment was material enough to be considered a triggering event that could result in impairment of our long-lived assets. As such, we performed an interim analysis to determine if an impairment existed at September 30, 2022 in accordance with ASC 350 & ASC 360.

ASC 350 Indefinite-Lived Asset Testing – Based on the triggering event indicated above we performed an interim analysis to determine if an impairment of the Workforce Solutions business unit existed at September 30, 2022. Our Goodwill impairment analysis, which includes the use of discounted cash flow models that requires management to make assumptions regarding estimates of revenue growth rates and operating margins used to calculate projected future cash flows, and risk-adjusted discount rates determined the carrying value of Workforce Solutions exceeded the Fair Value by $7.0 million. As such, impairment of the related goodwill was recorded in the three months ended September 30, 2022.

ASC 360 Long-Lived Asset Testing – Based on the triggering event indicated above we also performed an interim analysis to determine if an impairment existed at September 30, 2022 by its individual asset groupings, which we determined to be at the subsidiary level. We used a discounted cash flow analysis to test for impairment and concluded that the carrying value of the definite-lived intangible assets of Absolute, a business unit of the Workforce Solutions segment, exceeded its carrying value by $0.5 million, and we recorded a loss on impairment for this amount as of September 30, 2022. No impairment was identified related to any other asset groupings.

Goodwill

(in thousands)

	Goodwill	Impairment	Net

Performance Improvement Solutions	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	(7,040)	1,391
Net book value at September 30, 2022	$16,709	$(10,410)	$6,299

(in thousands)

	Goodwill	Impairment	Net

Performance Improvement Solutions	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	-	8,431
Net book value at December 31, 2021	$16,709	$(3,370)	$13,339

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangible assets:

(in thousands)	As of September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Amortized intangible assets:
Customer relationships	$8,628	$(6,940)	$(464)	$1,224
Trade names	1,689	(1,174)	-	515
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	527	(477)	-	50
Alliance agreement	527	(462)	-	65
Others	167	(167)	-	-
Total	$12,442	$(10,124)	$(464)	$1,854

(in thousands)	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$8,628	$(6,432)	$2,196
Trade names	1,689	(1,108)	581
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreement	527	(429)	98
Alliance agreement	527	(382)	145
Others	167	(167)	-
Total	$12,442	$(9,422)	$3,020

Amortization expense related to definite-lived intangible assets totaled $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021 and $0.7 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years and thereafter:

(in thousands)
Years ended December 31:
2022 remainder	$167
2023	508
2024	332
2025	255
2026	204
Thereafter	388
Total	$1,854

Note 7 - Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements, net consist of the following:

(in thousands)
	September 30, 2022	December 31, 2021
Computer and equipment	$2,323	$2,270
Software	2,263	2,150
Leasehold improvements	659	659
Furniture and fixtures	838	839
	6,083	5,918
Accumulated depreciation	(5,287)	(5,079)
Equipment, software and leasehold improvements, net	$796	$839

Depreciation expense was $69 thousand for both the three months ended September 30, 2022 and 2021. Depreciation expense was $213 thousand and $216 thousand for the nine months ended September 30, 2022 and 2021, respectively. Capitalization of internal-use software cost of $37 thousand and $50 thousand were recorded in software for the three months ended September 30, 2022 and 2021, respectively. Capitalization of internal-use software cost of $114 thousand and $365 thousand were recorded in software for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

Our convertible debt issued in February 2022 (See Note 10) includes certain embedded redemption features that are required to be bifurcated as embedded derivatives and measured at fair value on a recurring basis. We estimate the fair value using a Monte Carlo simulation based on estimates of our future stock price and assumptions about the possible redemption scenarios.

The Company used the Monte Carlo simulation model to determine the fair value of the Warrants and Cash-Settled PRSUs, which required the input of subjective assumptions. The fair value of the Warrants as of September 30, 2022 was estimated with the following assumptions.

Exercise Price	$1.94

Common Stock Price	$0.90
Risk Free Rate	4.0%
Volatility	65.0%
Term (in years)	4.4 yrs.

The following table presents assets and liabilities measured at fair value at September 30, 2022:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$237	$237
Warrant liability	-	-	416	416
Cash settled performance-vesting restricted stock units	-	-	56	56
Total liabilities	$-	$-	$709	$709

The following table summarizes changes in the fair value of our Level 3 liabilities during the nine months ended September 30, 2022.

(in thousands)	Embedded Redemption Features	Warrant	Cash Settled PRSUs	Level 3 Total
Balance at December 31, 2021	$-	$-	$-	$-
Derivative liabilities at issuance date	306	-	-	306
Warrant liabilities at issuance date	-	724	-	724
Change in fair value included in gain on derivative instruments, net	(69)	(308)	-	(377)
Fair value of cash settled PRSUs vested	-	-	87	87
Cash paid on vested shares	-	-	(31)	(31)
Balance at September 30, 2022	$237	$416	$56	$709

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

During the three months ended September 30, 2022 and 2021, we recognized $0.5 million and $0.3 million of stock-based compensation expense related to equity awards, respectively. We recognized $1.5 million and $0.8 million of stock-based compensation expense related to equity awards for the nine months ended September 30, 2022 and 2021, respectively, under the fair value method.

We granted no time-based restricted stock units (“RSUs”) during the three months ended September 30, 2022. During the  nine months ended September 30, 2022, we granted approximately 960,250 RSUs with an aggregate fair value of approximately $1.5 million. During the three and nine months ended September 30, 2021, we granted approximately 20,000 and 824,661 time-based RSUs with an aggregate fair value of approximately $30 thousand and $1.4 million, respectively. During the three and nine months ended September 30, 2022, we vested 112,985 and 492,805 RSUs compared to 55,788 and 421,740 RSUs vested during the three and nine months ended September 30, 2021. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, and the remainder vest annually in equal amounts over the course of one to three years.

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

During the nine months ended September 30, 2022, we granted 800,000 PRSUs including 200,000 cash-settled grants to employees. These grants are subject to multiple vesting criteria including reaching a 20-day VWAP of $1.94 prior to the expiration of the awards, and a time-vesting restriction, which will vest in equal portions over the next 15 quarters ending December 31, 2025. During the three and nine months ended September 30, 2022, we vested 50,000 and 150,000 PRSUs, of which, 12,500 and 37,500 PRSUs were cash-settled, respectively. No PRSUs were vested during the three and nine months ended September 30, 2021. The market vesting criteria was achieved in April 2022 for the 800,000 PRSUs which will fully vest over the next 13 quarters. During the three and nine months ended September 30, 2021, we did not grant any PRSUs to employees.

We did not grant any stock options for the three and nine months ended September 30, 2022 and 2021.

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

Amount

Convertible Note issued	$5,750
Debt discount	(750)
Issuance cost:
Commitment fee	(175)
Balance of investor’s counsel fees	(43)
Net proceeds of Convertible Note	$4,782

Fair value of Warrant Liabilities on issuance	(724)
Fair value of Conversion Feature on issuance	(306)
Allocated OID costs to Convertible Note	(96)
Interest expense accrued on Convertible Note as of September 30, 2022	926
Principal and interest payments as of September 30, 2022	(639)

Balance of Convertible Note as of September 30, 2022	$3,943

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

The Convertible Note was evaluated as a potentially dilutive security in both periods of loss and income for diluted earnings per share purposes. The Warrant is considered a participating security and was not included in the calculation of basic earnings per share for the period ended September 30, 2022 as Company reflected net loss for this period. The Warrant will be included in the calculation of basic earnings per share in periods of net income.

The issuance costs with respect to the Convertible Note, which are recorded as a debt discount, are deferred and amortized using effective interest method as additional interest expense over the terms of the Convertible Note.

The Company incurred total interest expense related to the Convertible Note, including the amortization of the various discounts, of $443 thousand and $926 thousand for the three and nine months ended September 30, 2022, respectively.

Revolving Line of Credit

On March 29, 2021, we signed the Ninth Amendment and Reaffirmation Agreement with an effective date of March 29, 2021. Pursuant to the Ninth Amendment and Reaffirmation Agreement, the Bank waived the fixed charge coverage ratio and leverage ratio for the quarters ended March 31 and June 30, 2021, and we agreed, for each quarter thereafter, that the fixed charge coverage ratio shall not be less than 1.10 to 1.00. In addition, we agreed to not exceed a maximum leverage ratio starting on September 30, 2021. We were also required to maintain a minimum of $2.5 million in aggregate USA liquidity. As part of the amendment, we agreed, at closing, (i) to make a $0.5 million pay down of RLOC; (ii) RLOC commitment to be reduced to $4.25 million; and (iii) $0.5 million of RLOC will only be available for issuance of Letters of Credit. We also agreed to pay $0.5 million to reduce RLOC to $3.75 million by June 30, 2021 and to $3.5 million by September 30, 2021. Commencing December 31, 2021 and on the last day of each quarter, we will pay $75 thousand to reduce the RLOC. We incurred $25 thousand fees related to this amendment during the year ended December 31, 2021.

On November 12, 2021, we signed the Tenth Amendment and Reaffirmation Agreement with our bank to waive the fixed charge coverage ratio and leverage ratio for the quarters ending September 30 and December 31, 2021, and we agreed, (i) interest on the outstanding principal amount of the RLOC shall accrue at the interest rate in effect for the RLOC from time to time, but the interest due and payable on the RLOC on each Interest Payment Date shall be determined by subtracting seventy-five (75) basis points from the Applicable Margin and (ii) the seventy-five (75) basis points of accrued interest on the RLOC not paid on any Interest Payment Date pursuant to clause (i) above shall be due and payable on the Termination Date or the date of payment in full of the RLOC. In addition, we agreed, by December 31, 2021, to pay the Bank $0.25 million to be applied to the principal amount outstanding under the RLOC. We incurred $15 thousand of amendment fee related to this amendment.

During the nine months ended September 30, 2022, using proceeds from the Convertible Note, we repaid in full, all outstanding indebtedness of $1.8 million owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens has been terminated. Certain letters of credit remain in place with Citizens. As of September 30, 2022, we had four letters of credit totaling $1.1 million outstanding to certain customers which were secured with restricted cash.

Note 11 - Product Warranty

We accrue for estimated warranty costs at the time the related revenue is recognized and based on historical experience and projected claims. Our System Design and Build contracts generally include a one year base warranty on the systems. The portion of our warranty provision expected to be incurred within 12 months is classified as current within accrued warranty and totals $478 thousand, and the remaining $99 thousand is classified as long-term within other non-current liabilities.

The activity in the accrued warranty accounts during the current period is as follows:

(in thousands)
Balance at January 1, 2022	$748
Current period recovery	(3)
Current period claims	(158)
Currency adjustment	(10)
Balance at September 30, 2022	$577

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
The following table represents a disaggregation of revenue by type of goods or services for the three and nine months ended September 30, 2022 and 2021, along with the reporting segment for each category:

(in thousands)	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Performance Improvement Solutions segment
System Design and Build	$1,537	$1,623	$4,991	$4,712
Over time	1,537	1,623	4,991	4,712

Software and Support	2,010	814	3,560	2,393
Point in time	530	52	662	274
Over time	1,480	762	2,898	2,119

Training and Consulting Services	4,505	4,937	13,851	14,212
Point in time	195	42	1,340	126
Over time	4,310	4,895	12,511	14,086

Workforce Solutions
Training and Consulting Services	3,846	7,312	14,516	19,995
Point in time	52	126	52	375
Over time	3,794	7,186	14,464	19,620

Total revenue	$11,898	$14,686	$36,918	$41,312

The following table reflects revenue recognized in the reporting periods presented that was included in contract liabilities from contracts with customers as of the beginning of the periods presented:

(in thousands)	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue recognized in the period from amounts included in billings in excess of revenue earned at the beginning of the period	$174	$835	$2,666	$4,139
Note 13 - Income Taxes

The following table presents the provision for income taxes and our effective tax rates:

(in thousands)	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Loss) income before income taxes	$(9,210)	$11,604	$(13,935)	$12,591
(Benefit from) provision for income taxes	(218)	166	(108)	127
Effective tax rate	2.37%	1.4%	0.78%	1.0%

Our income tax expense for the interim periods presented is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense for the three and nine months ended September 30, 2022 was comprised mainly of current foreign tax benefit, deferred federal and state tax benefit related to the portion of goodwill which cannot be offset by deferred tax assets and state tax expense. Total income tax expense for the three and nine months ended September 30, 2021 was comprised mainly of current state and foreign tax expense.

Our effective income tax rate was 2.37% and 0.78% for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2022, the difference between our income tax benefit at an effective tax rate of 2.37% and 0.78% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. and foreign taxes. For the three and nine months ended September 30, 2021, the difference between our income tax expense at an effective rate of 1.4% and 1.0% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, and discrete item adjustments for U.S. and foreign taxes.

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

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that we will continue to assess a full valuation allowance on our U.S., China, and Slovakia net deferred assets as of September 30, 2022. We have determined that it is not more likely than not that the Company will realize the benefits of its deferred taxes in the U.S. and foreign jurisdictions. The Company has a deferred tax liability in the amount of $13 thousand at September 30, 2022 related to the portion of Goodwill which cannot be offset by deferred tax assets.
Note 14 - Leases

We have lease agreements with lease and non-lease components, which are accounted for as a single lease. We apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets:

(in thousands)
		As of
Operating Leases	Classification	September 30, 2022	December 31, 2021

Leased Assets
Operating lease - right of use assets	Long term assets	$777	$1,200

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	965	1,205
Operating lease liabilities	Long term liabilities	209	790
		$1,174	$1,995

We entered into a lease agreement to lease 2,200 square feet of office space on September 26, 2022, and the lease term will be end on November 30, 2024.

We executed a sublease agreement with a tenant to sublease 850 square feet from the Sykesville office space on September 13, 2021. This agreement is in addition to the previous sublease for 3,650 square feet entered into on May 1, 2019. The addition of the second sublease is for a portion of the space previously abandoned in December 2019. The sublease does not relieve us of our primary lease obligation. The lease agreements are all considered operating leases, maintaining the historical classification of the underlying lease. We do not recognize any underlying assets for the subleases as a lessor of operating leases. The net amount received from the sublease is recorded within selling, general and administrative expenses.

The table below summarizes lease income and expense recorded in the consolidated statements of operations incurred during the three and nine months ended September 30, 2022 and 2021, (in thousands):

		Three months ended		Nine months ended
Lease Cost	Classification	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Operating lease cost (1)	Selling, general and administrative expenses	$174	$179	$534	$548
Short-term leases costs (2)	Selling, general and administrative expenses	15	15	45	45
Sublease income (3)	Selling, general and administrative expenses	(18)	(32)	(55)	(96)
Net lease cost		$171	$162	$524	$497

(1) Includes variable lease costs which are immaterial.
(2) Includes leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of two tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of September 30, 2022 are as follows:

(in thousands)	Gross Future Minimum Lease Payments
2022 remainder	$347
2023	701
2024	151
2025	10
2026	3
Thereafter	-
Total lease payments	$1,212
Less: Interest	38
Present value of lease payments	$1,174

We calculated the weighted-average remaining lease term, presented in years below and the weighted-average discount rate for our operating leases, and we use the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	1.22	1.80
Weighted-average discount rate
Operating leases	5.00%	5.00%

The table below sets out the classification of lease payments in the consolidated statement of cash flows.

(in thousands)	Nine months ended
Cash paid for amounts included in measurement of liabilities	September 30, 2022	September 30, 2021
Operating cash flows used in operating leases	$934	$958

Note 15 - Segment Information

We have two reportable business segments. The Performance Improvement Solutions segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve. Solutions include simulation for both training and engineering applications. Example engineering services include, but are not limited to, plant design verification and validation, thermal performance evaluation and optimization programs, and engineering programs for plants for American Society of Mechanical Engineers ("ASME") code and ASME Section XI. The Company provides these services across all market segments through our Performance, True North consulting, and DP Engineering subsidiaries. Example training applications include turnkey and custom training services. Contract terms are typically less than two years.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant:

	Three months ended		Nine months ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue:
Performance Improvement Solutions	$8,052	$7,375	$22,402	$21,318
Workforce Solutions	3,846	7,311	14,516	19,994
Total revenue	11,898	14,686	36,918	41,312

Gross Profit
Performance Improvement Solutions	2,654	2,252	7,037	6,204
Workforce Solutions	602	931	1,818	2,596
Total gross profit	3,256	3,183	8,855	8,800

Operating loss
Performance Improvement Solutions	(1,403)	(469)	(5,511)	(3,003)
Workforce Solutions	(7,646)	(110)	(7,815)	(1,124)

Operating loss	(9,049)	(579)	(13,326)	(4,127)

Interest expense, net	(422)	(32)	(928)	(135)
Change in fair value of derivative instruments, net	263	-	377	-
Other (loss) income, net	(2)	12,215	(58)	16,853
(Loss) income before income taxes	$(9,210)	$11,604	$(13,935)	$12,591

The operating loss above for the three and nine months ended September 30, 2022 includes goodwill and intangible asset impairment charge of $7.5 million for Workforce Solutions. There was no impairment recognized for the same periods in 2021 for Workforce Solutions. The operating loss above for the three and nine months ended September 30, 2021 includes impairment of ROU assets of $3 thousand for Performance Improvement Solutions. There was no impairment recognized for the same periods in 2022 for Performance Improvement Solutions.

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

We are a leading provider of professional and technical engineering, staffing services and simulation software to clients in the power and process industries. Our primary market is the nuclear power industry, predominantly in the United States, but also serving the global nuclear sector with projects in the United Kingdom, Slovakia, Korea, Japan and elsewhere. We also serve natural adjacencies to the commercial nuclear power market such as the United States Department of Energy, and the broader nuclear ecosystem. We additionally serve other heavy industry sectors such as refining, petrochemical, Liquefied Natural Gas ('LNG") and others, with staffing services and our simulation technology and know-how. We provide customers with simulation, engineering and plant services that help clients reduce risks associated with operating their plants, increase revenue through improved plant and employee performance, and lower costs through improved operational efficiency. In addition, we provide professional services that help clients fill key vacancies in their respective organizations, primarily in procedures, engineering, technical support and training focused on regulatory compliance and certification in the nuclear power industry. Our operations also include interactive computer-based tutorials and simulation software for the refining, chemical, and petrochemical industries.

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

In 2021, we participated in the Employee Retention Credit (ERC) program available under the CARES Act. The Company recognized total cumulative ERC credits of $7.2 million consisting of both refunds sought by the Company and credits from unremitted payroll taxes. We applied for $5.0 million in refunds from the IRS with filing of our 941s and achieved $2.2 million in credits from unremitted payroll taxes as allowed. We didn't receive any refunds for the three months ended September 30, 2022. There was a remaining receivable of $1.4 million at September 30, 2022. Subsequently, in October 2022, we received a refund of $0.4 million.

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

General Business Environment

We operate through two reportable business segments: Performance Improvement Solutions and Workforce Solutions. The Workforce Solutions segment is referred to as workforce solutions to account for the increasing activity beyond our core nuclear industry focus. Each segment focuses on delivering solutions to customers within our target markets. Marketing and communications, accounting, finance, legal, human resources, corporate development, information systems and other administrative services are organized at the corporate level. Business development and sales resources are generally aligned with each segment to support existing customer accounts and new customer development. The business units collaborate to facilitate cross-selling and the development of new solutions. The following is a description of our business segments.

Performance Improvement Solutions (approximately 61% of revenue for the nine months ended September 30, 2022)

Our Performance Improvement Solutions segment primarily encompasses our simulation solutions, technical engineering services for ASME programs, power plant thermal performance optimization, all primarily focused on the nuclear power industry and adjacencies. We also provide interactive computer-based tutorials/simulation solutions focused on the process industries, including but not limited to refining, petrochemical and LNG sectors. The Performance Solutions segment includes various simulation products, engineering services, and operation training systems delivered across the industries we serve primarily nuclear and fossil fuel power generation and the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. GSE and its predecessors have been providing these services since 1976.

Our engineering solutions include the following: (1) in-service testing for engineering programs focused on ASME OM code including Appendix J, balance of plant programs, and thermal performance; (2) in-service inspection for specialty engineering including ASME Section XI; (3) software solutions; and (4) mechanical design, civil/structural design, electrical, instrumentation and controls design, digital controls/cyber security, and fire protection for nuclear power plant design modifications. Our GSE True North Consulting, now positioned for go-to-market as GSE Programs and Performance; GSE DP Engineering, now positioned for go-to-market as GSE Design and Analysis, businesses typically work as either the engineer of choice or specialty engineer of choice for our clients under master services agreements, These lines of business are included in our Performance Improvement Solutions segment due to their service offerings. GSE has been providing these engineering solutions and services since 1995.

Workforce Solutions (approximately 39% of revenue for the nine months ended September 30, 2022)

Workforce Solutions, comprised to GSE Technical Staffing and Training Services, provides highly specialized and skilled, predominantly white collar “above the shoulders” labor on a contingency basis to the nuclear power industry and other heavy industry sectors, including but not limited to, LNG, petrochemical, refining, and specialty manufacturing sectors. These employees work at our clients’ facilities under client direction. Examples of these highly skilled positions are senior reactor operations instructors, procedure writers, project managers, work management specialists, planners, and training material developers. The business model, management focus, margins and other factors clearly separate the business line from the rest of the Company’s product and service portfolio. GSE has been providing these services since 1997.

Business Strategy

Serve existing customers and adjacencies with compelling solutions, with a focus on decarbonization:

Our objective has been to create a leading business focused on decarbonizing the power industries by providing a diverse set of highly unique and essential services and technologies. We are now one of the few, publicly traded engineering and technology companies serving the zero-carbon energy sector of nuclear power and adjacent nuclear markets in Department of Energy, US Navy and related sectors. As a result of this effort and established leadership position in key sectors, we are positioned to expand into essential clean energy opportunities that may arise such as wind, solar, hydrogen production, and others. In 2022, we are keenly focused on organic growth in the sectors we serve by: cross selling and upselling in our existing markets as we focus on delivering significant value to our; create new and compelling solutions in-house as a result of advancing our technology offerings in sponsorship with industry early adopters focused on critical business need; develop  new services as a result of combining our expertise; expand into compelling adjacent markets such as clean energy as they may arise with renewed sales focus. The focus on organic growth is a reflection of our need to grow in a self-funded manner to achieve cash flow break even route to recovering to our pre-pandemic revenue levels.

Cross sell and upsell into existing markets:

For the past several years, we have devoted considerable time and effort to diversify the Company’s solutions capabilities for the nuclear power sector via a rollup of essential services providers to the industry. To ensure efficient and streamlined operations for the business, we have brought all of the engineering services together into one organization under one leader, and the Workforce Solutions teams together as one team under one leader. The business units operate uniformly within their respective structure. As such, the opportunity to cross-sell the capabilities across the entire customer base is greatly enhanced and a clear focus of our sales efforts. This further differentiates us as a unique provider to industry vs. providers of specific niche services. Our goals are for the unified go-to-market efforts, such as cross-selling capability, could and should lead to greater share of available spending within the customer base, which in turn should lead to significant upselling opportunity. Just as the broader economy was impacted by the onset of the pandemic, so as to our end markets been affected.  Our perspective is that the industries we serve are quick to respond to a crisis and disruption, but slow to emerge and recover to pre-crisis operations. This is understandable for our primary market of nuclear power, and this cycle has repeated itself for the past with other market and industry disruptions such as the 2008 global economic crisis, the Fukushima disaster in 2011 and the global pandemic and ongoing economic disruption that has resulted. As with past disasters, our end markets usually catch up to delays in work years after the onset of the disruption and our Company is positioned to take advantage of the recovery if and when it occurs. As a result of a rejuvenated cross-sell and upsell effort, we are equipped to take this new approach to the market. In particular, with the US government rejoining the Paris Climate Agreement and driving to decarbonize the energy grid by 2035, and create a carbon neutral economy by 2050, decarbonization of the energy sector will require significant investment for decades to come. As a key provider of essential services to the power sector, with a focus on decarbonization, we are poised to benefit from and exploit this investment as it rolls out to the vendor ecosystem serving these key sectors. We have also spent significant effort to put in place Master Services Agreements (“MSA’s”) with key utility operators. Having this commercial infrastructure in place is a significant step forward to facilitate ease of consumption of our solutions once a decision to do so is made by these clients/prospects.

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

Additionally, enhancements to training content and delivery continue through the EnVision On-Demand platform, allowing our customers to access training content from anywhere in synchronous and asynchronous modes, thus increasing their efficiency and reducing infrastructure costs. We intend to continue to make pragmatic and measured investments in R&D that first and foremost are driven by the market and complement our growth strategy. Such investments in R&D may result in on-going enhancement of existing solutions as well as the creation of new solutions to serve our target markets, ensuring that we add greater value that is easier to use, at lower total cost of ownership than any alternative available to customers. We have pioneered a number of industry standards and intend to continue to be one of the most innovative companies in our industry. During the three months ended September 30, 2022 and 2021, we had R&D expenditures totaling $186 thousand and $149 thousand, respectively. During the nine months ended September 30, 2022 and 2021, we had R&D expenditures totaling  $510 thousand and $460 thousand, respectively.

Strengthen and develop our talent while delivering high-quality solutions.

Over the past several years, we have assembled a unique and highly experienced group of talent through organic growth and strategic acquisition. Our engineering team is comprised of design, simulation, regulatory compliance, and performance optimization professionals who are unique to the industry and capable of addressing the entire power generation life cycle.

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

The Company is not immune to the intense pressure and business risks associated with attracting and retaining talented professionals in this current environment. We have developed a strong reputation for quality services based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, and exceptional expertise across multiple service sectors. As we continue to integrate and leverage our individual company components assembled over the past several years, our capabilities and reputation will further strengthen. Attracting and retaining excellent professionals is a key effort for the company.

Employees

As of September 30, 2022, we had approximately 273 employees, which includes approximately 198 employees in our Performance segment and approximately 75 employees in our Workforce Solutions segment.

Backlog

As of September 30, 2022, we had approximately $32.3 million of total gross revenue backlog, which included $26.7 million of Performance backlog and $5.6 million of Workforce Solutions backlog. As of December 31, 2021, our backlog was $41.3 million with $31.8 million attributed to our Performance segment and $9.5 million to Workforce Solutions. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

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

Product and Services

Performance Improvement Solutions

Our engineering team, comprised of design, simulation, regulatory compliance, and performance optimization capabilities are unique to the industry and capable of addressing the entire power generation life cycle. As we move forward in alignment with client and industry goals targeting clean energy production and overall decarbonization we are positioned to be at the forefront in three critical areas:

•	optimization of existing generation assets;

•	design support and deployment of advanced reactor designs; and

•	integration with renewable power sources.

Optimizing Existing Generation Assets

As the existing fleet of nuclear reactors age and competitive pressures increase, we find ever increasing significance in being able to provide value to their continued operation.  Maximizing power production through a variety of methods such as digital verification and reconciliation, a statistical based analysis used to lower uncertainty, and thus increase recognized power output is instrumental in helping these facilities face current competitive pressures.  Other approaches involving safe reduction of testing and inspection requirements, or performance periodicities are also at the forefront of our cost saving techniques with defined services and products providing a clear and positive return on investment. In all cases, these efforts are aligned with keeping this important source of carbon free base power economically and technically viable.

Advanced Reactor Designs & Deployment

Designers of first-of-a-kind plants or existing plants need a highly accurate dynamic simulation platform to model a wide variety of design assumptions and concepts from control strategies to plant behavior to human factors. Because new builds and upgrades to existing plants result in deployment of new technology, often involving the integration of disparate technologies for the first time, a high-fidelity simulator enables designers to model the interaction between systems in advance of construction. With our combination of simulation technology and expert engineering, we were chosen to build first-of-a-kind simulators for the AP1000, PBMR, and small modular reactors such as those being built by NuScale.  Going forward, we also envision many of the optimization techniques and strategies currently emphasized for the existing reactor fleet incorporated with new-build prototypes as they begin to add value and assume a larger component of our clean, carbon free, power requirements. We are grateful to see the positive headlines in the news about nuclear power being recognized as a key means by which to achieve energy security and zero carbon goals.  Yet, the Company has yet to see a recovery to pre pandemic levels of spending from the sector.  We are focused on organic growth from where pend is flowing today, while positioning ourselves to benefit from these very significant, multi-decade projects that are being announced in the US and overseas.

Renewable Integration

A significant component of overall decarbonization regarding power generation will ultimately fall to renewable sources such as wind, solar, and “green” hydrogen generation. These technologies are individually well on their way towards assuming a significant share of the overall generation make-up and are expected to significantly increase. One of the particular needs is the ability to safely and efficiently integrate these renewable sources with our existing and planned nuclear generation. We are on the cutting edge, working closely with academia and industry support organizations to design, model, and evaluate creative approaches to support this integration. Base load production, renewable availability, and other pertinent factors are at the core of the solutions we are exploring. If and as spending unfold to advanced engineering and simulation solutions for these efforts, GSE should be well positioned to take advantage of this spend.

Engineering Solutions for Decarbonization

With overall decarbonization as our primary focus, we will blend our current and future efforts in those areas described above to best support that goal positioning our engineering team as recognized leaders in the pursuit of low carbon energy as the world progresses on the current energy transition efforts. An overview highlighting many areas of our current and planned involvement as well as the associated benefits is summarized below:

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

We deliver training products through the cloud. This delivery method reduces our customers infrastructure and ownership costs and provides anytime, anywhere access to rich learning content. Innovative Critical Thinking Exercises enable autonomous simulation training to take place, reducing the burden on instructors and increasing training touch time for students and employees. All of which enable the training organization to be more flexible and efficient.

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

Workforce Solutions

As our customers’ experienced employees retire or pursue other opportunities, access to industry experts is essential to ensure ongoing quality operations. Our Workforce Solutions division provides flexible staffing services, knowledge transfer support, end to end workforce management programs, procedures services, and specialized training programs and services.  Staffing and training needs change over time and sometimes our clients need options.  Options we can offer include fixed-price, discrete projects, new or updated methods, customized search, or specialized courses in contrast to traditional straight staff augmentation. Further, we understand the importance and necessity of fully understanding the unique needs of each customer, and we have the ability to provide the needed solutions.

The industries we serve need talent, including operating personnel, procedure writers, engineers, operators, technical professionals, and instructors, just to name a few.  Our customers need talent who can step in and use, as well as, update the client’s operating methods, procedures, training material and more. Finding technical professionals, who know the needed subject matters, can perform the work or teach it to others and can adapt to the client’s culture is critical. We provide qualified professionals, instructors and turnkey projects/courses that work within the client’s system and complement the methods they already have in place.

We provide expert support through workforce solutions, consulting, or turnkey projects for procedure writing, technical engineers, project managers, training material upgrade and development, outage execution, planning and scheduling, corrective actions programs, and equipment reliability. Examples of our training program courses include senior reactor operator (“SRO”) certification, generic fundamentals training, and simulation supervisor training. Our Workforce Solutions segment includes traditional staffing services, such as temporary and direct hire, as well as customized approaches in which we work with our customers to evaluate their specific needs and put together a strategic plan specifically to meet their unique needs. Workforce solutions is not only a complement to our other service offerings; it often leads the way as the preferred method for many of our clients to execute entire projects and/or supplement their own staff during project peak periods or with specialized skill sets that are often hard to find.  Our staffing experts give our customers the ability to ramp up quickly, eliminate risks, and provide more flexible options as situations often demand.

In addition to the core training and staffing business lines in the nuclear sector, we continue to see organic growth opportunity with our Workforce Solutions segment by expanding our service offerings to meet the evolving needs of the energy and engineering industries as well as other opportunities that support decarbonization and major infrastructure projects. Due to the experience within our team, we are well positioned to expand our Workforce Solutions segment offerings through our existing relationships and industry knowledge. This growth is occurring both with existing and new customers. We place great emphasis on cross-selling the services offered by our Workforce Solutions segment with our Performance Improvement Solutions segment. The Workforce Solutions segment continues expanding our footprint with companies dedicated to the support of decarbonization, and our success is showing with contract awards, scope expansion, and targeted opportunities to support engineering, manufacturing, and construction projects with companies dedicated to clean energy solutions. We continue to better position ourselves to support these opportunities with strategic hires and staff alignment. As the recent increases in employment transition have demonstrated, companies must also be able to adapt quickly to evolving staffing needs. This has certainly been demonstrated with companies needing to adjust compensation packages, adjusting and allowing more employees to work from home, and expanding options for acquiring the needed talent.  Employees are making changes in their professional lives for many reasons, and our workforce solutions offer our customers added support and more flexibility to support ever changing needs. In fact, Workforce Solutions is uniquely positioned for growth in these types of employment environments. Our flexible solutions, and specialized industry experience position us both for current and future staffing needs.

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

Results of Operations

The following table sets forth our results of operations, expressed in thousands of dollars and as a percentage of revenue:

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	$	%	$	%	$	%	$	%
Revenue	$11,898	100.0%	$14,686	100.0%	$36,918	100.0%	$41,312	100.0%
Cost of revenue	8,642	72.6%	11,503	78.3%	28,063	76.0%	32,512	78.7%
Gross profit	3,256	27.4%	3,183	21.7%	8,855	24.0%	8,800	21.3%

Operating expenses:
Selling, general and administrative	4,336	36.4%	3,265	22.2%	13,253	35.9%	10,521	25.5%
Research and development	186	1.6%	149	1.0%	510	1.4%	460	1.1%
Restructuring (benefit) charges	-	0.0%	(10)	(0.1)%	-	0.0%	798	1.9%
Goodwill and intangible asset impairment charge	7,505	63.1%	3	0.0%	7,505	20.3%	3	0.0%
Depreciation	69	0.6%	69	0.5%	213	0.6%	216	0.5%
Amortization of intangible assets	209	1.8%	286	1.9%	700	1.9%	929	2.2%
Total operating expenses	12,305	103.4%	3,762	25.6%	22,181	60.1%	12,927	31.3%
Operating loss	(9,049)	(76.1)%	(579)	(3.9)%	(13,326)	(36.2)%	(4,127)	(10.1)%
Interest expense, net	(422)	(3.5)%	(32)	(0.2)%	(928)	(2.5)%	(135)	(0.3)%
Change in fair value of derivative instruments, net	263	2.2%	-	0.0%	377	1.0%	-	0.0%
Other (loss) income, net	(2)	0.0%	12,215	83.2%	(58)	(0.2)%	16,853	40.8%
(Loss) income before income taxes	(9,210)	(77.4)%	11,604	79.0%	(13,935)	(37.7)%	12,591	30.5%
(Benefit from) provision for income taxes	(218)	(1.8)%	166	1.1%	(108)	0.3%	127	0.3%
Net (loss) income	$(8,992)	(75.6)%	$11,438	77.9%	$(13,827)	(37.5)%	$12,464	30.2%

Revenue

Consolidated revenue for the three months ended September 30, 2022 totaled $11.9 million, which was 19% less than the $14.7 million of revenue for the three months ended September 30, 2021. Revenue for the nine months ended September 30, 2022 totaled $36.9 million, which was 11% less than the $41.3 million of revenue for the nine months ended September 30, 2021.

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	Change		September 30, 2022	September 30, 2021	Change
Revenue:			$	%			$	%
Performance	$8,052	$7,375	677	9%	$22,402	$21,318	1,084	5%
Workforce Solutions	3,846	7,311	(3,465)	(47)%	14,516	19,994	(5,478)	(27)%
Total revenue	$11,898	$14,686	(2,788)	(19)%	$36,918	$41,312	(4,394)	(11)%

Performance Improvement Solutions revenue for the three months ended September 30, 2022 totaled $8.1 million, which was a 9% increase from the $7.4 million of revenue for the three months ended September 30, 2021. The increase in revenue was primarily attributable to the projects awarded with higher margins and improved processes. Total Performance Improvement Solutions orders of $7.2 million and $11.2 million were recorded for the three months ended September 30, 2022 and 2021, respectively.

Performance Improvement Solutions revenue for the nine months ended September 30, 2022 totaled $22.4 million, which was a 5% increase from the $21.3 million of revenue for the nine months ended September 30, 2021. The increase of revenue was primarily attributable to several significant contracts awarded with high margin performance obligations completed efficiently which began later in 2022. Total Performance Improvement Solutions orders of $17.4 million and $22.6 million were recorded for the nine months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022, Workforce Solutions revenue decreased by 47% to $3.8 million compared to revenue of $7.3 million for the three months ended September 30, 2021. The decrease in revenue was due to a reduction in staffing needs from our major customers. Total new orders of $3.0 million and $3.5 million were recorded for the three months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022, Workforce Solutions revenue decreased by 27% to $14.5 million compared to revenue of $20.0 million for the nine months ended September 30, 2021. The decrease in revenue was primarily due to the wind down of large projects resulting in a reduction in demand for staffing from our major customers. Total new orders of $10.8 million and $15.9 million were recorded for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, our backlog was $32.3 million, of which, $26.7 million was attributed to the Performance segment and $5.6 million was attributed to the Workforce Solutions segment. As of December 31, 2021, our backlog was $41.3 million with $31.8 million attributed to our Performance segment and $9.5 million to Workforce Solutions.

Gross Profit

Gross profit was $3.3  million and 27.4% of revenue and $3.2 million and 21.7% of revenue for the three months ended September 30, 2022 and 2021, respectively. Gross profit was $8.9 million and 24.0% of revenue and $8.8 million and 21.3% of revenue for the nine months ended September 30, 2022 and 2021, respectively.

(in thousands)	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	$	%	$	%	$	%	$	%
Gross profit:
Performance Improvement Solutions	$2,654	33.0%	$2,252	30.5%	$7,037	31.4%	$6,204	29.1%
Workforce Solutions	602	15.7%	931	12.7%	1,818	12.5%	2,596	13.0%
Total gross profit	$3,256	27.4%	$3,183	21.7%	$8,855	24.0%	$8,800	21.3%

The Performance Improvement Solutions segment’s gross profit increased by $0.4 million during the three months ended September 30, 2022 over three months ended September 30, 2021. The Performance Improvement Solutions segment’s gross profit increased by $0.8 million during nine months ended September 30, 2022 over nine months ended September 30, 2021. The increase is primarily related to the projects with higher margins, shorter lead times and improved processes, in addition to increased software sales.

The Workforce Solutions segment’s gross profit decreased by $0.3 million during the three months ended September 30, 2022 over  the three months ended September 30, 2021. The Workforce Solutions segment’s gross profit decreased by $0.8 million during  the nine months ended September 30, 2022 over the nine months ended September 30, 2021. The decrease in the three months and nine months ended September 30, 2022 was primarily due to the reduction in the demand from existing customers for additional workforce professionals.

Selling, general and administrative expenses (“SG&A”)

Selling, general and administrative (SG&A) expenses totaled $4.3 million and $3.3 million for the three months ended September 30, 2022 and 2021, respectively. Selling, general and administrative (SG&A) expenses totaled $13.3 million and $10.5 million for the nine months ended September 30, 2022 and 2021, respectively. Fluctuations in the components of SG&A spending were as follows.

	Three months ended		Nine months ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Corporate charges	$3,201	$2,364	$10,058	$7,754
Business development	951	714	2,511	2,230
Facility operation & maintenance (O&M)	182	186	575	654
Bad debt expense	-	-	97	(133)
Other	2	1	12	16
Total	$4,336	$3,265	$13,253	$10,521

Corporate charges

During the three months ended September 30, 2022, corporate charges increased by $0.8 million over the same period of the prior year. During the nine months ended September 30, 2022 corporate charges increased by $2.3 million over the same period of the prior year. The increase was primarily due to a $0.9 million increase in stock compensation expense, a $0.6 million increase in indirect labor & burden cost due to increased headcount, a $0.3 million increase related to business insurance, and a $0.5 million increase in legal fees and other business expenses during the nine months ended September 30, 2022.

Business development expenses

Business development expense increased $237 thousand during the three months ended September 30, 2022 over the same period of the prior year. Business development expense increased $281 thousand during the nine months ended September 30, 2022 over the same period of the prior fiscal year. The increase was primarily due to increased recruiting fees, commission expense, and Indirect Labor & Burden due to increased headcount during the nine months ended September 30, 2022.

Facility operation & maintenance (“O&M”)

Facility O&M expenses decreased $4 thousand for three months ended September 30, 2022, compared to the same period in 2021. Facility O&M expenses decreased $79 thousand for nine months ended September 30, 2022, compared to the same period in 2021. The decrease in facility O&M during the nine months ended September 30, 2022 was mainly due to an increased allocation of facility cost from O&M to COGS.

Bad debt (recovery) expense

We recorded no bad debt expense (recovery) during the three months ended September 30, 2022 and 2021. We recorded $97 thousand and $(133) thousand of bad debt expense (recovery) during the nine months ended September 30, 2022 and 2021, respectively.

Research and development

Research and development costs consist primarily of software engineering personnel and other related costs. Research and development costs, net of capitalized software, totaled $186 thousand and $149 thousand for the three months ended September 30, 2022 and 2021, respectively. Research and development costs totaled $510 thousand and $460 thousand for the nine months ended September 30, 2022 and 2021, respectively. The increase was mainly due to higher headcount.

Restructuring

We recorded no restructuring charges for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, we recorded restructuring (benefit) charges of $(10) thousand and $798 thousand, respectively. The decrease was mainly due to final charges related to the liquidation of our Sweden operations during the prior period, pursuant to our foreign restructuring plan.

Goodwill and Intangible asset impairment charge

We recognized a $7.5 million goodwill and intangible asset impairment charge during the three and nine months ended September 30, 2022. We recognized a $3 thousand ROU asset impairment during the three and nine months ended September 30, 2021. In the interim period ended September 30, 2022, we determined that the deterioration in sales, decline in revenues, delayed pipeline opportunities, and overall downward performance results and the forecast related to the Workforce Solutions business segment was material enough to be considered a triggering event that could result in impairment of our long-lived assets. As a result of the ASC 350 and 360 analysis, there was determined to be an impairment of both the goodwill and intangible assets, totaling $7.5 million.

Depreciation

We recorded depreciation expense of $69 thousand for both the three months ended September 30, 2022 and 2021. Depreciation expense was $213 thousand and $216 thousand for the nine months ended September 30, 2022 and 2021, respectively. The reduction of $3 thousand for the nine months ended September 30, 2022 over the same period in 2021 was due primarily due to assets becoming fully depreciated in 2022.

Amortization of intangible assets

Amortization expense related to definite-lived intangible assets totaled $209 thousand and $286 thousand for the three months ended September 30, 2022 and 2021, respectively, and $700 thousand and $929 thousand for the nine months ended September 30, 2022 and 2021, respectively. The decrease in amortization expense was primarily due to the amortization of Customer Contracts and Relationships, which are amortized at a declining rate over the 15-year useful life.

Interest expense, net

Interest expense totaled $422 thousand and $32 thousand for the three months ended September 30, 2022 and 2021, respectively. Interest expense totaled $928 thousand and $135 thousand for the nine months ended September 30, 2022 and 2021, respectively. The increase for the three and nine month periods was due to an increase in total indebtedness compared to prior period.

Other (loss) income, net

For the three months ended September 30, 2022 and 2021, we recognized other (loss) income, net of $(2) thousand and $12.2 million, respectively. For the nine months ended September 30, 2022 and 2021, we recognized other (loss) income, net of $(58) thousand and $16.9 million, respectively. The decrease was primarily due to $10.1 million of PPP loan forgiveness granted during the three months ended September 30, 2021. Additionally, we recorded $2.1 million and $7.2 million Employee Retention Credit during the three and nine months ended September 30, 2021 offset by a Value-Added Tax (VAT) write-off of $0.5 million during the second quarter of 2021. We paid VAT taxes for subcontractor equipment purchase and had pursued the collection of this VAT refund for multiple years. In May of 2021, we were informed by our tax advisor that this VAT refund was no longer collectable.

Income tax (benefit) expense

Income tax expense for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax benefit of $(218) thousand for the three months ended September 30, 2022 was comprised mainly of current foreign tax benefit, deferred federal and state tax benefit related to the portion of goodwill which cannot be offset by deferred tax assets, and state tax expense. The total income tax expense of $166 thousand for the three months ended September 30, 2021 was comprised mainly of current state and foreign tax expense. Total income tax expense of $(108) thousand for the nine months ended September 30, 2022 was comprised mainly of current foreign tax benefit, deferred federal and state tax benefit related to the portion of goodwill which cannot be offset by deferred tax assets, and state tax expense. Total tax expense of $127 thousand for the nine months ended September 30, 2021 was comprised mainly of current state and foreign tax expense.

Our effective income tax rate was 2.37% and (0.78)% for the three and nine months ended September 30, 2022, respectively. For the  three and nine months ended September 30, 2022, the difference between our income tax expense and (benefit), at an effective tax rate of 2.37% and (0.78)% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. and foreign taxes. For the three and nine months ended September 30, 2021, the difference between our income tax expense at an effective rate of 1.4% and 1.0% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, and discrete item adjustments for U.S. and foreign taxes.

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

Liquidity and Capital Resources

As of September 30, 2022, our cash, cash equivalents and restricted cash totaled $5.2 million, compared to $3.6 million as of December 31, 2021.

As of September 30, 2022, we have current restricted cash and long-term restricted cash of $0.7 million and $0.9 million, respectively. We have restricted cash of $1.1 million to secure four letters of credit with various customers and $0.5 million to secure our corporate credit card program.

For the nine months ended September 30, 2022 and 2021, net cash provided by operating activities were $0.8 million and net cash used in operating activities were $0.3 million, respectively. The increase in cash flows provided by operating activities was primarily driven by ERC refunds and increased collections in the nine months ended September 30, 2022 and slower billing in the nine months ended September 30, 2021.

Net cash used in investing activities totaled $0.4 million and 0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022 and 2021, net cash provided by financing activities was $1.5 million and net cash used in financing activities was $1.7 million, respectively. The increase in cash provided by financing activities of $3.3 million was primarily driven by $4.8 million of proceeds received from issuance of Convertible Note, offset by a $1.8 million repayment of the line of credit and a $0.3 million repayment of Convertible Note during the nine months ended September 30, 2022.

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

Credit Facilities

On February 23, 2022, the Company issued a Convertible Note (further described in Note 10 to Consolidated Financial Statements). The proceeds received from the Convertible Note were used to repay in full, all outstanding indebtedness of $1.8 million owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens has been terminated. As of September 30, 2022, we had four letters of credit totaling $1.1 million outstanding to certain customers which were secured with restricted cash.

Non-GAAP Financial Measures

Adjusted EBITDA

References to “EBITDA” mean net (loss) income, before considering interest expense, provision for income taxes, depreciation and amortization. References to Adjusted EBITDA excludes goodwill and intangible asset impairment charges, employee retention credit, PPP loan and accumulated interest forgiveness, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments and VAT write-off. EBITDA and Adjusted EBITDA are not measures of financial performance under U.S. GAAP. Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other U.S. GAAP measures, are useful to investors to evaluate the Company's results because it excludes certain items that are not directly related to the Company's core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with U.S. GAAP. A reconciliation of non-U.S. GAAP EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP measure in accordance with SEC Regulation G follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net (loss) income	$(8,992)	$11,438	$(13,827)	$12,464
Interest expense, net	422	32	928	135
Provision for income taxes	(218)	166	(108)	127
Depreciation and amortization	365	432	1,167	1,426
EBITDA	(8,423)	12,068	(11,840)	14,152
Goodwill and intangible asset impairment charge	7,505	3	7,505	3
Employee retention credit	-	(2,087)	-	(7,162)
PPP loan and accumulated interest forgiveness	-	(10,127)	-	(10,127)
Restructuring charges	-	(10)	-	798
Stock-based compensation expense	491	283	1,592	784
Change in fair value of derivative instruments, net	(263)	-	(377)	-
VAT write-off	-	-	-	450
Adjusted EBITDA	$(690)	$130	$(3,120)	$(1,102)

Adjusted Net Loss and Adjusted Loss per Share Reconciliation

References to Adjusted Net Loss excludes the goodwill and intangible asset impairment charges, employee retention credit, PPP loan and accumulated interest forgiveness, restructuring charges, stock-based compensation expense, impact of the change in fair value of derivative instruments, VAT write off and amortization of intangible assets. Adjusted Net Loss and Adjusted Loss per Share (adjusted EPS) are not measures of financial performance under U.S. GAAP. Management believes Adjusted Net Loss and Adjusted Loss per Share, in addition to other U.S. GAAP measures, are useful to investors to evaluate the Company's results because they exclude certain items that are not directly related to the Company's core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period, such as stock-based compensation expense. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with U.S. GAAP. A reconciliation of non-U.S. GAAP Adjusted Net Loss and Adjusted Loss per common Share to U.S. GAAP net (loss) income, the most directly comparable U.S. GAAP financial measure, is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net (loss) income	$(8,992)	$11,438	$(13,827)	$12,464
Goodwill and intangible asset impairment charge	7,505	3	7,505	3
Employee retention credit	-	(2,087)	-	(7,162)
PPP loan and accumulated interest forgiveness	-	(10,127)	-	(10,127)
Restructuring charges	-	(10)	-	798
Stock-based compensation expense	491	283	1,592	784
Change in fair value of derivative instruments, net	(263)	-	(377)	-
VAT write-off	-	-	-	450
Amortization of intangible assets related to acquisitions	209	286	700	929
Adjusted net loss	$(1,050)	$(214)	$(4,407)	$(1,861)

Adjusted net loss per common share – diluted	$(0.05)	$(0.01)	$(0.21)	$(0.09)

Weighted average shares outstanding used to compute adjusted net loss per share - diluted(1)	21,288,883	20,863,479	21,101,942	20,714,068

(1) During the three and nine months ended September 30, 2022, we reported a U.S. GAAP net loss and an adjusted net loss. Accordingly, there was no dilutive shares from RSUs included in the adjusted net loss per share calculation that were considered anti-dilutive when calculating the net loss per share.

(1) During the three and nine months ended September 30, 2021, we reported a U.S. GAAP net loss and an adjusted net income. Accordingly, there were no dilutive shares per share when calculating the diluted net income per common share for the three and nine months ended September 30, 2021.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required of a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report and our annual report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective; we are currently in remediation of our internal controls to address material weaknesses identified in our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022, in our form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 15, 2022, and in our Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 15, 2022.

Through management’s evaluation of controls as of December 31, 2021 it was determined that the material weakness related to management’s review of reconciliations over unbilled receivables and billings in excess of revenue earned were unremediated. In the course of our assessment of the internal control over financial reporting as of March 31, 2022, we identified an additional material weakness in our control environment related to the review of the financial statements. No additional material weaknesses were identified in the course of our assessment of our internal controls as of September 30, 2022, and we continue to remediate the material weaknesses identified as of December 31, 2021, and as of June 30, 2022.

Our remediation of the remaining control weakness from 2021 included the hiring of additional skilled personnel to prepare and review reconciliations over unbilled receivables and billings in excess of revenue earned and to continue to enhance our processes to reconcile, review, and evaluate the unbilled receivables and billing in excess of revenue accounts on a monthly basis. In the interim, we will utilize members of the financial management team to perform the review of such reconciliations. As it relates to the control weakness identified in the period ended March 31, 2022, remediation and testing will be performed over the review of financial statements with focused attention on proper presentation of elements of the financial statements. Remediation procedures will include developing enhanced documentation of review steps performed prior to distributing financial statements for reporting, as well as for conclusion on the financial presentation for items noted on a list of significant and unusual transactions identified for the respective reporting period.

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

The following additional risk factors should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2021 Form 10-K. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2021 Form 10-K.

If we are unable to maintain compliance with Nasdaq’s listing requirements, our common stock may be delisted from The Nasdaq Stock Market, which would allow our Lender to deliver a demand for payment, result in an event of default under that certain February 23, 2022 Senior Convertible Note, could have a material adverse effect on the Company’s financial condition and could make it more difficult for holders of the Company’s common stock to sell their shares.

The company’s common stock is listed on the Nasdaq Capital Market and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of these continued listing requirements, our common stock may be delisted from the Nasdaq Capital Market. On November 4, 2022, the Company received a written notice (from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company failed to maintain a minimum closing bid price of $1.00 per share for the prior 30 consecutive trading day period, as set forth in Nasdaq Listing Rule 5550(a)(2).

Under that certain Senior Convertible Promissory Note issued by the Company to Lind Global Fund II LP (“Lind”) on February 23, 2024 (the Note”), if our common stock ceases to be listed on Nasdaq (or another stock exchange), Lind (or the holder of such note) may deliver a demand for payment to the Company and, if such a demand is delivered, the Company shall, within ten (10) Business Days following receipt of the demand for payment from the Holder, pay all of the outstanding principal amount or, at its election, Lind may elect to convert all or a portion of the outstanding principal amount and the conversion price shall be adjusted to the lower of the then-current conversion price and eighty percent (80%) of the average of the three (3) lowest daily variable average weighted prices during the twenty (20) trading days prior to delivery. Additionally, if we are unable to maintain our listing on Nasdaq, it will constitute an event of default under the Note, which would trigger certain obligation under the Note including, but not limited to, causing an amount equal one hundred twenty percent (120%) of the outstanding principal amount of the Note to immediately become due.

Delisting from Nasdaq also may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of investor confidence or interest in strategic transactions or opportunities, as well as negatively impact our ability to recruit and retain personnel through equity incentive awards.

The notice provided that we have a period of 180 calendar days, or until May 3, 2023, to regain compliance with the minimum bid price requirement. During this period, our common stock will continue to trade on the Nasdaq Capital Market.

We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the minimum bid price requirement. However, there can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with any of the other Nasdaq continued listing requirements.

The Company’s board may determine to implement a reverse stock split to attempt to regain compliance with the minimum bid price requirement. However, there can be no assurance that the reverse stock split, if approved by the stockholders and implemented, will increase the market price of our common stock in proportion to the reverse split ratio or result in a sustained increase in the market price of our common stock. In addition, it is possible that the reduced number of issued shares of common stock resulting from a reverse stock split could adversely affect the liquidity of our common stock.

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

Date: November 14, 2022
GSE SYSTEMS, INC.
/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)