Form 10-K
period 2022-12-31
GSE SYSTEMS INC
filed 2023-04-17
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
6940 Columbia Gateway Dr., Suite 470, Columbia MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 970-7800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	GVP	The NASDAQ Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant was $26,563,826 on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of such stock on that date of $1.25.
The number of shares outstanding of the registrant’s Common Stock as of March 31, 2023 was 23,560,807 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III.

*	to be incorporated by reference from the Proxy Statement for the registrant’s 2022 Annual Meeting of Shareholders.

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

We execute projects globally with approximately 278 employees, as of December 31, 2022. We operate from offices in the U.S. and China and with additional employees deployed at client sites. While most of our revenue comes from support provided to the nuclear power industry, we also serve agencies in the United States Department of Energy (“DOE”), the United States Navy and adjacent defense opportunities, and the oil and gas, refining, chemical, and petrochemical markets.

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

FOCUS FOR 2023

As we look ahead to 2023 and beyond, there is a continued focus from the current administration on decarbonizing the power sector, which is recognized as a key means in achieving environmental equity. In 2021, the United States rejoined the Paris Agreement on Climate Change climate accord. Consistent with that decision, the current administration has promoted zero carbon power sources such as nuclear energy and increased public spending in support of the industry and related industries. The bipartisan infrastructure plan passed in 2021, and Inflation Reduction Act passed in August 2022, each included spending elements specifically in support of nuclear power and nuclear technology development.

In light of these continuing policies, there has been a significant increase in the public awareness that nuclear power can be a big part of the grid in order to achieve zero carbon goals. In an article early in 2020, Yale360.com, highlighted the potential of new generation Small Module Reactors (“SMRs”) in driving the achievement of a zero-carbon grid. Nuclear, especially SMRs, are recognized for their potential to replace carbon intensive power generation while maintaining a smaller footprint than existing coal plants. In February 2021, the Montana State Senate approved a feasibility study to evaluate replacing coal fired power generation with SMRs at the Colstrip power plant. Further, the benefits of SMRs are also noted as a key element to restore ecological systems while simultaneously maintaining zero carbon power generation. Idaho GOP Rep. Mike Simpson has proposed a sweeping $33.5 billion plan to save the Pacific Northwest’s iconic salmon that includes breaching four of the most controversial dams in the country. The power generation of the dams would be replaced by building SMRs as part of this plan. As 2022 unfolded, Canada, Poland, the Czech Republic, Bulgaria and Romania have all announced plans to pursue the build out of nuclear power generation, especially initial review of SMRs. These economic and political factors support Management’s view that we are well positioned as one of the few publicly held companies serving the nuclear power industry with essential engineering services, technology and workforce solutions.

Branding

GSE Systems, Inc. remains the legal name of the parent company, publicly traded on Nasdaq under the ticker symbol “GVP”; GSE operations and marketing uses the more distinct trademark “GSE Solutions” and its two divisions “GSE Engineering” and “GSE Workforce Solutions” to communicate GSE’s unique solution areas that offer highly specialized training, engineering design, program compliance, simulation, and technical staffing. Each solution area helps customers reduce risk and optimize performance through a centralized project approach, expert resource management, and a culture of continuous improvement to drive the decarbonization of the power industry.

OPERATING SEGMENTS

We operate through two reportable business segments: Engineering and Workforce Solutions. Each segment focuses on delivering solutions to customers within our target markets. Marketing and communications, accounting, finance, legal, human resources, corporate development, information systems and other administrative services are organized at the corporate or parent level. Business development and sales resources are generally aligned with each segment to support existing customer accounts and new customer development. The business units collaborate to facilitate cross-selling and the development of new solutions. The following is a description of our business segments:

Engineering (approximately 63.0% of revenue)

Our Engineering segment primarily encompasses our power plant high-fidelity simulation solutions, technical engineering services for ASME programs, power plant thermal performance optimization, and interactive computer-based tutorials/simulation focused on the process industry. The Engineering segment includes various simulation products, engineering consulting services, and operation training systems delivered across the industries we serve: primarily in the nuclear, fossil fuel power generation and the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. We and our predecessors have been providing these services since 1976.

Our Engineering segment also provides the following: (1) in-service testing for engineering programs focused on ASME OM code including Appendix J, balance of plant programs, and thermal performance; (2) in-service inspection for specialty engineering including ASME Section XI; (3) software solutions; and (4) mechanical design, civil/structural design, electrical, instrumentation and controls design, digital controls/cyber security, and fire protection for nuclear power plant design modifications.  Our subsidiaries, True North and DP Engineering, typically work as either the EOC or specialty EOC for our clients under master services agreements and are included in our Engineering segment due to their service offerings. We have been providing these engineering solutions and services since 1995.

Workforce Solutions (approximately 37.0% of revenue)

The Workforce Solutions segment supports entire project lifecycles and provides highly specialized and skilled talent throughout the energy and engineering industries. Hyperspring provides training and professional service solutions.  Absolute, provides technical and professional staffing and procedure writing experts. Together, our Workforce Solutions team reduces risk and costs, boosts agility and responsiveness, to eliminate non-productive time, all while providing timely, flexible and effective solutions. Examples of some of the highly skilled positions we fulfill are senior reactor operations instructors, procedure writers, project managers, engineers, work management specialists, planners and training material developers. These employees work at our clients’ facilities under client direction. The business model, management focus, margins and other factors clearly separate the business line from the rest of our product and service portfolio. We have been providing these services since 1997.

Financial information is provided in Note 20 of the accompanying consolidated financial statements regarding our business segments and geographic operations and revenue.

BUSINESS STRATEGY, INDUSTRY TRENDS, PRODUCTS AND SERVICES

Business Strategy

Serve existing customers and adjacencies with compelling solutions with a focus on decarbonization:

Our objective has been to create a leading business focused on decarbonizing the power industries by providing a diverse set of highly unique and essential services and technologies, primarily in the nuclear power industry. We are now one of the few, publicly traded engineering and technology companies serving the zero-carbon energy sector of nuclear power and adjacent nuclear markets in Department of Energy, US Navy and related sectors. As a result of this effort and established leadership in key sectors, we are positioned to expand into essential clean energy opportunities that may arise such as wind, solar, hydrogen production, and others. The engineering services and technology that we provide to industry are focused on essential capabilities to help plants extend their operating lifetimes, capture the value of the power they produce on to the grid, produce more power from existing assets, and most importantly operate safely in an optimal manner. In 2023, we are keenly focused on organic growth in the sectors we serve by: cross selling and upselling in our existing markets as we focus on delivering significant value to our customers; creating new and compelling solutions in-house as a result of advancements in our technology offerings in partnership with industry early adopters focused on critical business needs; developing new services through combination of our expertise; expanding into compelling adjacent markets such as clean energy as they may arise with renewed sales focus. The focus on organic growth reflects our need to grow in a self-funded manner to achieve cash flow break even and, ultimately, recover to our pre-pandemic revenue levels.

Cross sell and upsell into existing markets:

For the past several years, we have devoted considerable time and effort to diversify both of the Company segment’s solutions capabilities for the nuclear power sector, via a rollup of essential services providers to the industry. To ensure efficient and streamlined operations for the business, we have brought in new engineering experts who are deeply credentialed in the nuclear power industry. We have also retooled our Workforce Solutions sales and recruiting efforts to ensure we are covering the industry broadly. The business units operate uniformly within their respective structure. This structure greatly enhances the opportunity to cross-sell our capabilities across our entire customer base, fostering an important focus of our sales efforts. This further differentiates us as a comprehensive provider to industry versus providers of specific, niche services. Our expectation is that unified go-to-market efforts, such as cross-selling capabilities, will lead to greater share of available spending within the customer base, which in turn will lead to significant upselling opportunity. Just as the broader economy was impacted by the onset of the pandemic, so too have our end markets been affected. Our perspective is that the industries we serve are quick to respond to a crisis and disruption, but slow to emerge and recover to pre-crisis operations. This is understandable, especially for our primary market of nuclear power. This cycle has been demonstrated in the past with other market and industry disruptions such as the 2008 global economic crisis, the Fukushima disaster in 2011 and, most recently, the global pandemic and its ongoing economic disruption. As with past disasters, our end markets usually catch up to delays in work years after the onset of the disruption. Our Company is positioned to take advantage of the recovery if and when it occurs. As a result of a rejuvenated cross-sell and upsell effort, we are equipped to take this new approach to the market. In particular, with the infrastructure law and Inflation Reduction Act, for the first time there are specific economic incentives from the US Government for nuclear power development and the production of more nuclear baseload power to the grid. We are eager for these incentives to flow to industry spurring the capital investment required to extend the lifetime of the plants and production of more power. With economic incentives in place, the industry can now plan to make such investments. The challenge we are seeing is that the industry is still slow to advance investments that will result in an uptick in business for companies like GSE that serve the section. Although we believe it is only a matter of time that until this rollout progresses but the current pace presents a challenge in the interim. As a key provider of essential services to the nuclear power sector, with a focus on decarbonization, we are poised to benefit from industry investment as it rolls out to the vendor ecosystem. As mentioned, we have spent significant effort during 2022 to retool our Workforce Solutions sales and recruiting efforts and brought in key engineering talent to retool our efforts for the Engineering business. We have also spent significant effort putting in place Master Services Agreements (“MSAs”) with key utility operators. Having this commercial infrastructure in place is a significant step forward to facilitate ease of consumption of our solutions once a decision to do so is made by clients/prospects.

Organic growth through new and compelling technology:

While managing through the pandemic, in parallel, our leadership was investigating compelling opportunities by which we could utilize our capabilities to create significant value for the industry and advance the efforts of decarbonizing the power sector. As a result, we have identified a robust pipeline of new and compelling technology solutions to develop and take to market. Net new solutions, such as Data Validation and Reconciliation (“DVR”) and Thermal System Monitoring (“TSM”), have created new revenue streams with the potential of on-going licensing revenue, software maintenance and services revenue. Additional information on our DVR and TSM developments is included below. GSE has announced a handful of new wins for these new solutions, which were created through our unique combination of our industry/engineering know-how and software development capabilities. As we have demonstrated in the past few years, small wins over time accrue into meaningful revenue on an on-going basis. This is a key element of our organic growth thesis: focusing on creating and bringing to market compelling technology solutions.

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

Additionally, enhancements to training content and delivery continue through the EnVision On-Demand platform, allowing our customers to access training content from anywhere in synchronous and asynchronous modes, thus increasing their efficiency and reducing infrastructure costs. We intend to continue to make pragmatic and measured investments in R&D that first and foremost are driven by the market and complement our growth strategy. Such investments in R&D may result in on-going enhancement of existing solutions as well as the creation of new solutions to serve our target markets, ensuring that we add greater value that is easier to use, at lower total cost of ownership than any alternative available to customers. We have pioneered a number of industry standards and intend to continue to be one of the most innovative companies in our industry. we had R&D expenditures totaling $1.0 million and $0.9 million during the year ended December 31, 2022 and 2021, respectively.

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

Industry Trends

Industry needs to build and sustain a highly skilled workforce

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

In the United States, it is expected the energy industry will lose a large percentage of its workforce within the next few years as baby boomers retire. The industry also has challenges attracting new talent into the workforce. For example, Power Engineering reported that the power sector needs more than 100,000 skilled workers within the next few years to replace retiring baby boomers.  Electric, Light, and Power reported that 72% of energy employers currently struggle to find quality candidates and fill open positions. The National Electrical Contractors Association reported that only 7,000 electricians join the field each year, while 10,000 retire. Finally, the Nuclear Energy Institute estimated that 39% of the nuclear workforce were eligible to retire in the next few years. The continued modernization of nuclear industry operations, has strained the industry’s ability to maintain the high standards of training for its workforce, as existing plant simulator systems, which provide a critical environment for training services, are often operating 24 hours a day. As workers retire and new units are added to the power grid, the need to backfill and expand the workforce increases, which has led certain operators to explore streamlining their existing simulator capabilities through the use of dual reference simulators. Other workforce shortages and/or short-term spikes in demand for specialist skills that we offer are similarly positive developments for our business. Further, as new nuclear technologies are researched and developed, such as new reactors and new fuels, the R&D industry needs to identify the right talent to advance those endeavors.  Our business is uniquely positioned to identify and provide solutions that offer the best personnel for both short and long-term assignments.

Globally, as more people increase their standard of living, there is an expectation that their demand for power will increase, which in turn will require the on-going construction of power plants to meet this surging demand. The drive to lower carbon emissions from power generation while ensuring a stable baseload to accommodate intermittent energy workforce to operate these plants and keeping their skills current and their certifications in compliance with regulatory requirements is a key challenge facing the global power industry.

Status of decarbonization nuclear power in 2022/2023

According to World Energy Outlook report, 2019 had the second highest energy generation year for nuclear in history. By 2030, nuclear is planned to increase in generation capacity from roughly 400 GW to roughly 450 GW. Most new plants will be built in developing economies such as China and India, and advanced economies will invest to extend the lifetimes and increase the output of existing nuclear reactors to bridge the gap to a new generation of reactors under development. With that said, several western countries have announced plans to develop nuclear power, including but not limited to the United States at Idaho National Laboratory (“INL”) via Utah Associated Municipal Power Systems’ (“UAMPS”), and possibly at Clinch Rive site of TVA, Canada, the United Kingdom, Czech Republic, Poland, Bulgaria and Romania.

Decarbonizing the power sector is a key focus for both advanced and developing nations. As a critical part of zero carbon clean energy, nuclear energy ensures access to abundant, clean, reliable and affordable energy to all who can connect to the grid, no matter a person’s background or status. To combat climate change and the pollution of the atmosphere, nuclear is a key element to decarbonizing the power sector across the world.  As more variable sources of power come on to the grid, such as wind and solar, ensuring a stable grid requires baseload, and nuclear is the essential source of economically scalable carbon free baseload. As such, nuclear, wind and solar are tied together in the massive effort to decarbonize economies the world over.

Nuclear provides 10% of the world’s power, and 20% of power for the United States. President Biden has indicated a desire to decarbonize the United States power sector by 2035 and achieve a carbon neutral grid by 2050. The bipartisan infrastructure legislation passed into law in 2021 had specific allocations to enhance the nuclear power sector. To support this effort, the Department of Energy has made significant investment in the development of next generation zero carbon energy production through the development of advanced reactors and/or small modular reactors from Terra Power, X-Energy, NuScale and others.

These reactors are quickly becoming realty, with a January 2021 announcement of an agreement to facilitate the development of a project proposal for a NuScale-designed plant to be built at the United States Department of Energy (“DOE”) Idaho National Laboratory grounds.  Engineering, procurement and construction firm, Fluor, will provide its services for Utah Associated Municipal Power Systems’ (“UAMPS”) Carbon-Free Power Project. The project includes plans for nuclear energy featuring NuScale’s small modular reactor design. NuScale has been a long-time customer, using our simulation technology and engineering services to enhance their reactor design, operations and accelerate NRC licensing efforts.  In addition to the NuScale plans, HOLTEC, another firm with SMR technology, is studying the feasibility of building an SMR facility in New Jersey at the Oyster Creek site of a decommissioned traditional nuclear power plant. GE Hitachi Nuclear has also made a number of exciting announcements regarding their SMR technology being considered in Canada, Poland, potentially Clinch River in the United States, and elsewhere. Canada has been moving swiftly forward with their announcement of an SMR new-build to progress at the Ontario Power location.

The SMR momentum has been noted in the mainstream United States press. The Wall Street Journal has noted the significant plans for SMRs being developed in the United States, Canada and elsewhere at an accelerated pace. In addition to the plants currently planned, as mentioned in the above paragraph, proponents of SMRs, view them as serving a complementary role in the smart grid of the future—replacing coal- and gas-fired plants and operating alongside wind and solar.

All of this is part of a broader effort for decarbonization that we, through the aforementioned strategies, plan to exploit for organic growth.

Products and Services

Engineering

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

Engineering Solutions for Decarbonization

With overall decarbonization as a key focus, we will blend our current and future efforts in those areas described above to best support that goal positioning our engineering team as recognized leaders in the pursuit of low carbon energy as the world progresses on the current energy transition efforts. An overview highlighting many areas of our current and planned involvement as well as the associated benefits is summarized below:

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

We deliver training products through the cloud. This delivery method reduces our customers’ infrastructure and ownership costs and provides anytime, anywhere access to rich learning content. Innovative Critical Thinking Exercises enable autonomous simulation training to take place, reducing the burden on instructors and increasing training touch time for students and employees. All of which enable the training organization to be more flexible and efficient.

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

Workforce Solutions

As our customers’ experienced employees retire or pursue other opportunities, access to industry experts is essential to ensure ongoing quality operations. Our Workforce Solutions segment provides flexible staffing services, knowledge transfer support, end to end workforce management programs, procedures services, and specialized training programs and services.  Staffing and training needs change over time and, in turn, our clients appreciate having options.  We offer flexible services including fixed-price, discrete projects, new or updated methods, customized search, or specialized courses in contrast to traditional straight staff augmentation. Further, we emphasize fully understanding the unique needs of each customer, and ensure we have the ability to provide the needed solutions.

The industries we serve need talent, including operating personnel, procedure writers, engineers, operators, technical professionals, and instructors, just to name a few.  Our customers need talent who can step in and use, as well as, update the client’s operating methods, procedures, training material and more. Finding technical professionals, who know the needed subject matters, can perform the work or teach it to others and can adapt quickly to the client’s culture is critical. We provide qualified professionals, instructors and turnkey projects/courses that work within the client’s system and complement the methods they already have in place.

We provide expert support through workforce solutions, consulting, or turnkey projects for procedure writing, technical engineers, project managers, training material upgrade and development, outage execution, planning and scheduling, corrective actions programs, and equipment reliability. Examples of our training program courses include senior reactor operator (“SRO”) certification, generic fundamentals training, and simulation supervisor training. Our Workforce Solutions segment includes traditional staffing services, such as temporary and direct hire, as well as customized approaches in which we work with our customers to evaluate their specific needs and put together a strategic plan specifically to meet their unique needs. Workforce solutions is not only a complement to our other service offerings; it often leads the way as the preferred method for many of our clients to execute entire projects and/or supplement their own staff during project peak periods or with specialized skill sets that are often hard to find. Our industry experts give our customers the ability to ramp up quickly, eliminate risks, and provide more flexible options as situations often demand.

In addition to the core training and staffing business lines in the nuclear sector, we continue to see organic growth opportunity with our Workforce Solutions segment by expanding our service offerings to meet the evolving needs of the energy and engineering industries as well as other opportunities that support decarbonization and major infrastructure projects. Due to the our team’s composition and direct industry experience, we are well positioned to expand our Workforce Solutions segment offerings through our existing relationships and industry knowledge. This growth is occurring both with existing and new customers. We place great emphasis on cross-selling the services offered by our Workforce Solutions segment with our Engineering segment (and vice versa). The Workforce Solutions segment continues expanding our footprint with companies dedicated to the support of decarbonization, and that success is demonstrated by contract awards, scope expansion, and targeted opportunities to support engineering, manufacturing, and construction projects with companies dedicated to clean energy solutions. We continue to better position ourselves to support these opportunities with strategic hires and staff alignment. As the recent increases in employment transition have demonstrated, companies must also be able to adapt quickly to evolving staffing needs. This has certainly been demonstrated with companies needing to adjust compensation packages, adjusting and allowing more employees to work remotely, and expanding options for acquiring the needed talent.  Employees are making changes in their professional lives for many reasons, and our Workforce Solutions offers our customers added support and more flexibility to support ever-changing needs. In fact, Workforce Solutions is uniquely positioned for growth in these types of employment environments. Our flexible solutions, and specialized industry experience position us both for current and future staffing needs.

We recognize the necessity to listen to the needs of our customers and provide the right solution. Whether the answer is one of our traditional service offerings or putting together a customized approach, we have the capabilities to help our customers get the job done.  We  bring together the collection of skills we have amassed over more than 40 years beginning with our traditional roots in custom high-fidelity simulation and training solutions for the power industries, extended through the acquisition of specialized engineering capabilities, enhanced by the entry and intermediate level training solutions of EnVision, backed by the extensive Workforce Solutions services of Absolute and Hyperspring, and now strengthened by our ability to successfully adapt, diversify, and offer a solutions based approach with our Workforce Solutions.

CUSTOMER AND LOCATIONS

For almost 50 years, we have been developing next-generation, custom training simulation technologies. Since we built the first commercial full-scope nuclear power plant simulator in 1971, we have completed more than 1,100 installations across the power and process industries in 50 countries.

In 2022, approximately 16.0% of our revenue was generated from end-users outside the United States and we have a concentration of revenue from one individual customer, which accounted for 13.6% of our consolidated revenue, respectively. A small representative list of our customer base includes: ABB Inc., American Electric Power, Bechtel Hanford National Laboratory, Duke Energy, EDF Energy (United Kingdom), Emerson Process Management, Entergy Nuclear Operations Inc, Exelon, Constellation, PSEG Nuclear, Inc., Siemens AG (Germany), Southern Nuclear Operating Company, Inc., Savannah River Nuclear Solutions, LLC, Slovenkse Elektrarne, A.S. (Slovakia), Tennessee Valley Authority, and Westinghouse Electric Co.  Hydrocarbon and chemical process customers include numerous large oil refineries and chemical plants such as BP (worldwide), Statoil ASA (Norway), Chevron, Shell Oil Company (worldwide), Total (Belgium), and Valero (USA).

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

The Workforce Solutions business services include technical professional and training-related and services as well as staff augmentation solutions. Competitors of the Company for these services include but is not limited to the following: GP Strategies (acquired by LTG in 2021), The Westwind Group, Professional Training Technologies, and Western Technical Services. The competition for staff augmentation includes: System One, Aerotek, and Peak Technical. Competition with staff augmentation is further impacted by wide scale industry consolidation as a result of the growing movement toward use of Managed Staffing Providers (MSPs).  As some competitors have been forced to close their doors, MSP models have caused other to lose market share, as MSPs can offer a clearer picture of which companies can best deliver. By conducting in depth reviews and ensuring strategic alignment with MSP providers, the Company’s Workforce Solutions segment has continuously found success with the MSP models and avoided the missteps that have impacted other competitors in this regard.

Competitive Advantages

Although there is competition in various industry niches, few companies in our space compare to our engineering, simulation and performance optimization expertise, especially for the nuclear power industry. Few of our competitors serve the broader engineering market and few work across the full spectrum of energy markets addressing clean energy sources and decarbonization initiatives, specifically, existing nuclear generation, advanced reactor applications, and ongoing integration with renewable power sources.  Our unique combination of talent and expertise, built through organic and acquisition-based growth has positioned us perfectly to align with the clean energy initiatives of our clients and the industry at large.

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

Base Revenue and Strategic Integration. We will continue to build upon the Engineering segment’s historical success of maintaining our client connections by providing clear and immediate returns to the customer, such as optimized power generation and efforts that reduce or extend testing and inspection requirements.  In parallel, we are aggressively evaluating ways to integrate and package our design, simulation, and plant performance components to further enhance client benefit.  In many cases this is structured with our historical base scope of supply proposed as the stand-alone foundation with optional scopes included to deliver a more integrated comprehensive solution if desired.

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

Performance Expertise. We are a leading innovator and developer of engineering directed solutions for the power generation industry. Our design, simulation, and plant performance resources are fully engaged with industry developments and client requirements routinely providing answers to our clients most pressing needs. Design modifications addressing base generation usage for nuclear facilities, optimization of power production through innovative statistical analysis, and real-time simulation software producing high-fidelity, real-time plant simulation are representative examples. As of December 31, 2022, we employed a highly educated and experienced multinational workforce of approximately 278 employees, including approximately 136 engineers and scientists in fields such as nuclear, chemical, mechanical and electrical engineering, applied mathematics and computer sciences, and approximately 71 instructors and plant operations staff specialists.

Unique Combination of Talent. Few in our market space bring together the sophistication of simulation technology with the engineering expertise, training expertise and plant performance expertise to provide the holistic people and plant engineering solutions as well as we do.

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

We do not own any patents. We believe that all of our trademarks are valid and will have an unlimited duration as long as they are adequately protected and sufficiently used. We have numerous registered U.S. trademarks, including word and design trademarks on:  GSE Systems®, GSE Solutions®, JTOPMERET®, RELAP5-HD®, VPanel®, and SimExec® among others, as well as a design trademark on the “GSE” logo. We believe that our international trademark protection is adequate to our business needs. We also claim trademark rights to various other product and service offerings including DesignEP™, Java Application and Development Environment (JADE)™, OpenSim™, PSA-HD™, SimSuite Pro™, SmartTutor™, THOR™, and Xtreme I/S™, among others. Despite these protections, we cannot be sure that we have protected or will be able to protect our intellectual property adequately, that the unauthorized disclosure or use of our intellectual property will be prevented, that others have not or will not develop similar technology independently, or, to the extent we own any patents in the future, that others have not or will not be able to design around those patents. Furthermore, the laws of certain countries in which our products are sold do not protect our products and intellectual property rights to the same extent as do the laws of the United States.

GOVERNMENT REGULATIONS

Our operations are directly and indirectly affected by political developments and both domestic and foreign governmental regulations. We cannot determine the extent to which changing political priorities, new legislation, new regulations or changes in existing laws or regulations may affect our future operations, positively or negatively.

INDUSTRIES SERVED

The following chart illustrates the approximate percentage of our 2022 and 2021 consolidated revenue by industries served:

	Years ended December 31,
	2022	2021
Nuclear power	89%	91%
Fossil fuel power	6%	6%
Process	5%	3%
Total	100%	100%

BACKLOG

As of December 31, 2022, we had approximately $32.9 million of total gross revenue in backlog compared to $41.3 million as of December 31, 2021.  Most of our contract terms are for less than 24 months. Our backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until we have reason to believe that such changes may occur.

Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third-party or pass-through costs to subcontractors and other parties.  Because backlog is not a defined accounting term, our computation of backlog may not necessarily be comparable to that of our industry peers.

HUMAN CAPITAL

As of December 31, 2022, we had approximately 278 employees, which include 193 in our Engineering segment and 85 in our Workforce Solutions segment. The 278 employees are comprised of 222 fulltime employees and 56 part time employees, Excluding our Workforce Solutions segment, which consists primarily of specialized instructors, our employee attrition rate for 2022 among all staff was approximately 10.2%. To date, we have been able to locate and engage highly qualified employees as needed and we expect our growth efforts to be addressed through attracting top talent.

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

Talent Management

We are committed to recruiting, hiring, retaining, and developing the most talented and skilled professionals and graduates available in the job market. Our approach to talent management includes a rigorous selection process followed by coaching, training, and knowledge transfer. We differentiate our program from typical performance management programs by focusing on the manager’s role. HR provides support but the day-to-day interactions that ensure the employee’s success come from the manager. They coach and develop employees through their active and regular interactions. This is a critical part of both current performance as well as knowledge transfer from our more experienced staff that may be nearing the end of their career, to our less experienced. Training takes place internally and across our companies to take advantage of our SMEs in our industry. As a result of this we can integrate different talent pools to be interchangeable across projects. In addition, we offer a tuition reimbursement that allows employees to further their education or attend external professional development programs.

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

Health, Safety, & COVID-19

The health and safety of our employees is of paramount importance to us. Our OSHA records show that we have had zero  recordable injuries/illnesses as defined by OSHA in the past five years, and we attribute that to our employees working carefully so they don’t get injured. We provide everyone a safety manual to the employees that work at power plants are also provided with the necessary safety training on site.

During COVID-19, our employees have faced the challenges of maintaining their mental health. In response to this, we have provided multiple mental health resources for our employees and their families as well as a wellness program that incentivizes and motivates people to eat healthy, get some form of exercise, and destress. We also offer an Employee Assistance Program (“EAP”) and full access to mental health providers through our health partner, Cigna. And in order for our employees to be able to assist in the virtual learning environment with their children, we have offered flexible work schedules to accommodate their needs.

COVID-19

As of December 31, 2022, we have implemented a pilot hybrid work program with the option for managers to determine if, and when, their team members are required to come to the office. As our employee are geographically disbursed a majority of our employees continue to work remotely except when required to be at the client site for essential project work. As an essential services provider, we maintain a modest office footprint in certain locations to allow for employees to work from those offices as project needs may arise. Throughout the pandemic GSE has complied with local, state and federal directives and regulations. Our Engineering segment’s (see Item 7) contracts, which generally are considered essential services, are permitted to and mostly continue without pause. However, we have experienced certain delays in certain new business opportunities. At the onset of the pandemic, many of our Workforce Solutions segment (see Item 7) customers paused or delayed contracts as they shrank their own on-premises workforces to the minimum operating levels in order to mitigate the effects of the pandemic. As a result, our Workforce Solutions segment has experienced a decline in its billable employee base during this time. Since the beginning of 2022, the Workforce Solutions segment began to receive an increase in opportunities shifting greatly to direct hire openings, rather than the normal hourly billable base.

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

RISKS RELATED TO A NASDAQ DELISTING EVENT

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

Under that certain Senior Convertible Promissory Note issued by the Company to Lind Global Fund II LP (“Lind”) on February 23, 2022 (the Note”), if our common stock ceases to be listed on Nasdaq (or another stock exchange), Lind (or the holder of such note) may deliver a demand for payment to the Company and, if such a demand is delivered, the Company shall, within ten (10) Business Days following receipt of the demand for payment from the Holder, pay all of the outstanding principal amount or, at its election, Lind may elect to convert all or a portion of the outstanding principal amount and the conversion price shall be adjusted to the lower of the then-current conversion price and eighty percent (80%) of the average of the three (3) lowest daily variable average weighted prices during the twenty (20) trading days prior to delivery. Additionally, if we are unable to maintain our listing on Nasdaq, it will constitute an event of default under the Note, which would trigger certain obligation under the Note including, but not limited to, causing an amount equal one hundred twenty percent (120%) of the outstanding principal amount of the Note to immediately become due.

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

RISKS RELATED TO MACROECONOMIC CONDITIONS AND GLOBAL CONDITIONS

The COVID-19 pandemic continues to impact our business and a regional epidemic or global pandemic, including the worsening of the COVID-19 pandemic, may adversely affect our business operations and financial condition.

In March 2020, the World Health Organization declared the COVID-19 virus a global pandemic and then-President Donald J. Trump declared a national emergency in the United States. This pandemic caused substantial disruptions to populations, including economic markets and businesses, worldwide.  Regulations and restrictions to ensure public safety, adopted at varying times and extents in the affected locations, had serious adverse impacts on economic markets and the operation of businesses in those locations. The COVID-19 pandemic increased macroeconomic and stock market volatility and uncertainty.  Parts of our business were and continue to be adversely affected by the COVID-19 pandemic. In response to the pandemic, varying restrictions have been implemented, either by government order or by voluntary measures, such as temporary closures or restrictions on business operations, and/or the imposition of social distancing, quarantine, remote work, or other limitations on in-person meetings. The timing and severity of these imposed restrictions varied and, while most have been lifted, restrictions could be reinstated at any time. These disruptions adversely affected our customers’ operations and our business, most prominently by increasing costs and delaying customer projects and expenditures. The lingering impact of COVID-19 may continue to adversely impact our business for an indeterminate amount of time.

Additionally, other regional epidemics or global pandemics, depending upon their duration and severity, could have a material adverse effect on our business. Depending on the severity and duration of these disruptions and the subsequent supply chain effects, customer demand, our ability to meet demand, and our revenue and profit margins, may continue to be negatively impacted.

Due to the uncertainty of the severity and duration of COVID-19 and other potential events, the extent and effectiveness of containment and mitigation measures that may be taken by governmental authorities or voluntarily, to the extent an epidemic or global pandemic has or may adversely impact our business, such impact may also heighten other risks set forth in this Section 1A – Risk Factors.

Our business is subject to risks related to global economic conditions, including inflation, consumer demand, global supply chain challenges and other macroeconomic issues that could have an adverse effect on our business and financial performance.

General economic downturns impacting our key customers and global markets can adversely affect our business operations, demand for our products and our financial results. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including higher interest rates, relatively high levels of inflation, strained supply chains and expectations of lower economic growth, which have put pressure on our business. For example, Russia’s invasion of Ukraine in the first quarter of 2022 and the resulting geopolitical responses lessened international demand for our simulation products. When challenging macroeconomic conditions such as these exist, our customers may delay, decrease or cancel purchases from us and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to customers, which may affect our ability to meet customer demands and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices and product mix and lower profit margins. All of these factors could have a material adverse effect on demand for our products, our financial condition and our results of operations.

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

In both 2022 and 2021, 89.0% and 91.0% of our revenue, respectively, was from customers in the nuclear power industry. We expect to derive a significant portion of our revenue from customers in the nuclear power industry for the foreseeable future. Market demand for, and our ability to supply nuclear power plant simulators and related products and services is dependent on the continued operation of nuclear power plants globally and, to a lesser extent, on the construction of new nuclear power plants. A wide range of factors affect the continued operation and construction of nuclear power plants, including the political, regulatory and legal environment in which they operate, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, such as the one which occurred at the Fukushima Daiichi nuclear plant in 2011, and general economic conditions. Significant regulatory changes in the U.S. or abroad could materially affect demand for our products, the profitability of our service deliveries to nuclear power industry customers, and the overall efficacy of our current business model.

Customer concentration in the U.S. nuclear power industry subjects us to risks and uncertainty, which we may not be able to mitigate through diversification.

The U.S. nuclear industry has significant customer concentration with a limited number of entities owning all of the 92 nuclear reactors currently operating in the United States. In 2022, we continued to experience high customer concentration with respect to each of our businesses. Indeed, one customer accounted for 13.6% of our total consolidated revenue for the year-ended December 31, 2022. We monitor our customer concentration and seek to diversify our customer base within this concentrated industry. In addition to pursuing diversification strategies and expanding relationships with targeted customers, we mitigate the associated customer concentration risk by developing meaningful relationships with each nuclear power plant, which are often separately responsible for vendor selection and individual procurement decisions.

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

Backlog represents products or services that our customers have committed by contract or purchase order to purchase from us and that we have not yet delivered or recognized as revenue. Our backlog as of December 31, 2022 and 2021 was $32.9 million and $41.3 million, respectively. There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Because of project cancellations or changes in project scope and schedule, we cannot predict with certainty whether or when backlog services will be performed, or products delivered. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Our poor project performance could increase the cost associated with a project. Thus, delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate the revenues and profits that we actually realize from projects in backlog. Reductions in our backlog due to cancellation or modification by a customer or for other reasons may adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts and orders included in our backlog. Many, but not all, of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs and payments, for work performed prior to cancellation including varying percentages of the profits we would have realized had the contract been completed. We usually have no contractual right to payment for all of the lost revenue or lost profits in the event of cancellation of the contracts and orders reflected in our backlog, however. Projects may remain in our backlog for extended periods of time. If we experience significant project terminations, suspensions, or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.

RISKS RELATED TO FOREIGN OPERATIONS

Our sales to foreign customers expose us to risks associated with operating internationally.

Sales of products and services to end users outside the United States accounted for approximately 16% of our consolidated revenue in 2022 and 12% of consolidated revenue in 2021. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

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

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic. The pandemic did adversely affect our international customers’ operations, our employees, and our employee productivity. It also impacted the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. These supply chain effects, and the direct effect of the virus and the disruption on our employees and operations, may continue to negatively impact both our ability to meet customer demand and our revenue and profit margins.

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

While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our foreign business, we cannot ensure that such measures will be adequate.  During the years ended December 31, 2022 and 2021, we did not have revenues greater than 10% from any individual foreign country.

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

Although management determined at December 31, 2022 that there was not substantial doubt for the Company to continue as a going concern through March 31, 2024, our inability to generate sufficient cash flow to satisfy repayment obligations or to refinance or restructure these obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition, results of operations and cash flows. Upon the occurrence of an event of default under the Convertible Note, or another credit arrangement, our lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable. If we were unable to repay all outstanding amounts in full, our lenders could exercise various remedies including instituting foreclosure proceedings against our assets pledged to them as collateral to secure that debt.

Our PPP Loan eligibility and forgiveness remains subject to audit for compliance with applicable SBA Requirements

As a result of the COVID-19 pandemic, we sought and obtained support through various business assistance programs. We applied for and, on April 23, 2020, received a payroll protection program loan in the amount of $10.0 million (the “PPP Loan”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as administered by the Small Business Administration (the “SBA”). The application for receipt of the PPP Loan required us to certify, in good faith, that the attendant economic uncertainty made the loan necessary to support our ongoing operations. On August 5, 2021, we received notice that full principal amount and all accrued interest thereon of the PPP Loan was formally forgiven by the SBA. Under the terms of the PPP Loan, we must retain all records relating to our PPP Loan for a period of six years from the date the loan was forgiven. During this period, our PPP Loan eligibility and loan forgiveness application are subject to review and audit by the SBA.  We are aware of the requirements of the PPP Loan and believe we are within the eligibility threshold and have used the loan proceeds in accordance with the PPP Loan forgiveness requirements. We have retained all necessary documentation supporting our eligibility. If, despite our actions and good faith belief that we satisfied all eligibility requirements for the PPP Loan, we are made subject to an audit and are found to have been ineligible to receive the PPP Loan or forgiveness thereof, or are found in violation of any of the laws or regulations that apply to us in connection with the PPP Loan, we may be subject to penalties, including significant civil, criminal, and administrative penalties and could be required to repay the PPP Loan. An audit by the SBA could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial conditions.

Our revenue, results of operations, and cash flows may suffer upon the loss of a significant customer.

For the years ended December 31, 2022 and 2021, three customers have provided more than 10% of Workforce Solutions segment’s revenues:

	Years ended December 31,
	2022	2021
Customer A	24%	19%
Customer B	21%	28%
Customer C	16%	13%

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

For the years ended December 31, 2022 and 2021, two customers have provided more than 10% of Engineering segment’s revenues, respectively:

	Years ended December 31,
	2022	2021
Customer E	22%	12%
Customer F	11%	14%

Absolute, True North, and DP Engineering, which together comprise our Engineering segment, may lose a significant customer if any existing contract with such customer expires without extension, renewal, or negotiation or if it is terminated by the customer prior to expiration, to the extent such early termination is permitted by the contract. A majority of the contracts entered into by our Engineering businesses are able to be terminated by our customer on relatively short notice without cause or further compensation. The loss of any significant customer would adversely affect our Engineering segment’s revenue, results of operations, and cash flows.

Customer E also provided 13.6% of our total consolidated revenue for the years ended December 31, 2022.

Our expense levels are based upon our expectations as to future revenue, and we may be unable to adjust spending to compensate for a revenue shortfall. Accordingly, any revenue shortfall would likely have a disproportionate effect on our operating results.

Our revenue was $47.7 million and $55.2 million for the years ended December 31, 2022 and 2021, respectively. We incurred an operating loss of $14.4 million and $6.0 million for the years ended December 31, 2022 and 2021, respectively. Our operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of launch or release of new products and enhancements by us and our competitors, and fluctuating global economic conditions. Because our expense levels are based in part on our expectations as to future revenue and includes certain fixed, pre-negotiated, and prepaid costs, we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Because of this lag in response time, such revenue shortfalls likely would have a disproportionate adverse effect on our operating results. Additionally, as we have seen, industry spend has been very slow to ramp back after the onset of the pandemic in 2020. While the pandemic effects on society have largely passed, there is still a significant reticence on behalf of the industry to ramp spending back up. While meaningful plans for capital investment have been noted, those plans have elongated times to convert to the types of spend that have a direct positive impact on our business. This continues lag poses a risk to our business.

A deterioration in sales delayed pipeline opportunities, and overall downward performance could result in write-downs of goodwill and other intangible assets.

In conjunction with business acquisitions, we record goodwill and other intangible assets and review their fair value for impairment annually as of December 31, or on an interim basis if impairment indicators are present, such as a significant reduction in our market capitalization, significant declines in operating performance or disruptions to the business that could reduce our future cash flow. As of September 30, 2022, the reduced forecast related to the Workforce Solutions business segment was material enough to be considered a triggering event that could result in impairment of our long-lived assets. As such, we performed an interim analysis to determine if an impairment existed in accordance with ASC 350 & ASC 360.

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

we also performed an interim analysis to determine if an impairment existed at September 30, 2022 by its individual asset groupings, which we determined to be at the subsidiary level. We used a discounted cash flow analysis to determine the fair value of our asset group, and we concluded that the carrying value of the definite-lived intangible assets of Absolute, a business unit of the Workforce Solutions segment, exceeded its fair value by $0.5 million, and we recorded a loss on impairment for this amount as of September 30, 2022. No impairment was identified related to any other asset groupings.

Write-down of goodwill and other intangible assets in the current and future accounting periods may have an impact on our value, results of operations, and price of our common stock.

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

While we had no foreign exchange contracts outstanding as of December 31, 2022, and did not enter into any foreign exchange contracts in 2022, we have periodically entered into forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables. We could recognize financial losses as a result of volatility in the market values of these contracts or if a derivative instrument counterparty fails to perform. We attempt to minimize credit exposure by limiting counterparties to internationally recognized financial institutions, but even these counterparties are subject to default and contract risk and this risk is beyond our control. We also engage in interest rate hedging transactions in the ordinary courses of our business to mitigate the risk that amounts borrowed under our credit facility at floating interest rates may be affected by adverse rate movements.  Depending on future business, market, and interest rate environments, however, these hedging transactions may not be effective to mitigate the financial impact of the risks for which they were put into place sufficiently to justify their expense.  Additionally, we may need or wish to avail ourselves of other forms of hedging or derivative instruments in the future depending on our business needs, and these other types of derivative instruments may be subject to the same and other risks and may not be available to us on a cost-effective or risk-controlled basis, if at all. The unavailability of viable and cost effective risk management, hedging, or similar instruments now or in the future could adversely impact our business operational efficiency or results.

We issue letters of credit, performance, advance payment, and bid bonds in the normal course of our business which could result in financial losses that negatively impact our net income (loss).

We may be required to issue letters of credit, performance, advance payment, and bid bonds to our customers and potential customers as a normal part of our business activities. Our customers may have the ability to draw upon these performance bonds in the event we fail to cure a material breach of the contract within a specified period after receiving notice from the customer regarding the nature of the breach. For the year ended December 31, 2022, we did not issue any advance payment or performance bonds, but we may be required to do so in the future to secure contract awards. As of December 31, 2022, we had four letters of credit outstanding for customers in the respective amounts of $513,300, $359,674, $118,800, and $60,000 for an aggregate outstanding amount of $1,051,774.

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

There is a continuing demand for qualified technical personnel in the industries within which we operate. We believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Our design and development efforts, particularly within our Engineering business segment, depend on hiring and retaining qualified technical personnel. An inability to attract or maintain a sufficient number of technical personnel could have a material adverse effect on our contract performance or on our ability to capitalize on market opportunities.

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

We are headquartered in Columbia, Maryland. On March 5, 2018, we entered into our headquarters lease agreement to rent 5,309 square feet through September 30, 2024. On December 15, 2022, following a March 18, 2022 building fire that impacted our space and ensuing dispute among us and the landlord, we terminated our lease for 1332 Londontown Boulevard, Eldersburg, Maryland (our former headquarters) and entered into a release and settlement agreement whereby we agreed to pay, and the landlord agreed to accept, a reduced monthly payment through May 1, 2023 in exchange for early termination of the lease.

In addition, we lease office space domestically; Columbia Maryland; Montrose, Colorado; Fort Worth, Texas, and internationally in Beijing, China. Our leases for these facilities have terms ending between 2022 and 2025. See Note 6 and 17 to our consolidated financial statements for information regarding our restructuring activity and leases.

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

On March 31, 2023, there were 23,560,807 shares of our common stock outstanding. As of the latest record date, we had 708 holders of record. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a leading provider of professional and technical engineering, staffing services and simulation software to clients in the power and process industries. Our primary market is the nuclear power industry, predominantly in the United States, but also serving the global nuclear sector with projects in the United Kingdom, Slovakia, Korea, Japan and elsewhere. We also serve natural adjacencies to the commercial nuclear power market such as the United States Department of Energy, and the broader nuclear ecosystem. We additionally serve other heavy industry sectors such as refining, petrochemical, Liquefied Natural Gas (‘LNG”) and others, with staffing services and our simulation technology and know-how. We provide customers with simulation, engineering and plant services that help clients reduce risks associated with operating their plants, increase revenue through improved plant and employee performance, and lower costs through improved operational efficiency. In addition, we provide professional services that help clients fill key vacancies in their respective organizations, primarily in procedures, engineering, technical support and training focused on regulatory compliance and certification in the nuclear power industry. Our operations also include interactive computer-based tutorials and simulation software for the refining, chemical, and petrochemical industries.

In 2021, we participated in the Employee Retention Credit (ERC) program available under the CARES Act. The Company recognized total cumulative ERC credits in other income of $7.2 million in 2021. We applied for $5.0 million in refunds from the IRS with filing of our 941s and achieved $2.2 million in credits from unremitted payroll taxes as allowed. There was a remaining receivable of $1.0 million at December 31, 2022. We subsequently received a refund payment of $0.9 million in January 2023.

Results of Operations.

The following table sets forth the results of operations for the periods presented expressed as a percentage of revenue.

($ in thousands)	Years ended December 31,
	2022	%	2021	%
Revenue	$47,734	100.0%	$55,183	100.0%
Cost of revenue	35,824	75.0%	43,325	78.5%

Gross profit	11,910	25.0%	11,858	21.5%
Operating expenses
Selling, general and administrative	17,028	35.7%	14,908	27.0%
Research and development	611	1.3%	626	1.1%
Restructuring charges	0	0.0%	798	1.4%
Goodwill and intangible asset impairment charge	7,505	15.7%	3	0.0%
Depreciation	304	0.6%	284	0.5%
Amortization of definite-lived intangible assets	868	1.8%	1,213	2.2%
Total operating expenses	26,316	55.1%	17,832	32.3%

Operating loss	(14,406)	(30.2%)	(5,974)	(10.8%)

Interest expense	(1,272)	(2.7%)	(159)	(0.3%)
Change in fair value of derivative instruments, net	477	1.0%	19	0.0%
Other (loss) income, net	(91)	-0.2%	16,884	30.6%

(Loss) income before taxes	(15,292)	(32.0%)	10,770	19.5%
Provision for income taxes	51	0.1%	163	0.3%

Net (loss) income	$(15,343)	(32.1%)	$10,607	19.2%

Comparison of the Years Ended December 31, 2022 to December 31, 2021.

Revenue.  Revenue for the year ended December 31, 2022, totaled $47.7 million, which was 13.5% less than the $55.2 million of revenue for the year ended December 31, 2021.

(in thousands)	Year ended December 31,
	2022	2021	Change
Revenue:			$	%
Engineering	$29,919	$28,140	1,779	6.3%
Workforce Solutions	17,815	27,043	(9,228)	(34.1)%
Total revenue	$47,734	$55,183	(7,449)	(13.5)%

Engineering revenue increased 6.3% from $28.1 million to $29.9 million for the years ended December 31, 2021 and 2022, respectively. The increase of revenue was primarily attributable to increased work on POC and improved utilization of personnel on T&M projects. We recorded total Engineering orders of $22.0 million and $30.0 million for the years ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, Workforce Solutions revenue decreased 34.1% to $17.8 million compared to revenue of $27.0 million for the year ended December 31, 2021. The decrease in revenue was primarily due to the wind down of large projects and a reduction in demand for staffing from our major customers as reflected in the reduction in orders won year over year. We recorded total new orders of $17.6 million and $26.5 million for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, our backlog was $32.9 million, $23.8 million was attributed to the Engineering segment and $9.1 million was attributed to the Workforce Solutions segment. As of December 31, 2021, our backlog was $41.3 million with $31.8 million attributed to the Engineering segment and $9.5 million attributed to the Workforce Solutions segment.

Gross profit.  Gross profit was $11.9 million, or 25.0% of revenue, for the year ended December 31, 2022 compared to $11.9 million, or 21.5% of revenue, for the year ended December 31, 2021.

($ in thousands)	Years ended December 31,
	2022	%	2021	%
Gross profit:
Engineering	$9,557	31.9%	$8,124	28.9%
Workforce Solutions	2,353	13.2%	3,734	13.8%
Consolidated gross profit	$11,910	25.0%	$11,858	21.5%

The Engineering segment’s gross profit increased by $1.4 million during fiscal year 2022 over fiscal year 2021. The increase is primarily related to improved mix of higher margins projects, shorter lead times and improved processes.

The Workforce Solutions segment’s gross profit decreased by $1.4 million during fiscal year 2022 over fiscal year 2021. The decrease in gross profit was primarily due to the wind down of higher margin projects, the reduction in the demand from existing customers for additional workforce professionals, and higher cost of resources.

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses totaled $17.0 million and $14.9 million for the years ended December 31, 2022 and 2021, respectively. Fluctuations in the components of SG&A spending were as follows:

($ in thousands)	Years ended December 31,
	2022	%	2021	%
Selling, general and administrative expenses:
Corporate charges	$12,795	75.1%	$10,305	69.1%
Business development	3,256	19.1%	3,024	20.3%
Facility operation & maintenance (O&M)	737	4.3%	872	5.8%
Bad debt expense	221	1.3%	691	4.6%
Other	19	0.1%	16	0.1%
Total	$17,028	100.0%	$14,908	100.0%

Corporate charges increased $2.5 million in 2022 compared to 2021. The increase was primarily due to a $0.9 million increase in stock compensation expense, a $0.9 million increase in indirect labor & burden cost due to increased corporate headcount, a $0.3 million increase related to consultants, and a $0.2 million increase in legal fees and other business expenses during the fiscal year 2022.

Business development charges increased $0.2 million in 2022 compared to 2021. The increase was primarily due to increased recruiting fees, commission expense, and Indirect Labor & Burden due to increased headcount in 2022.

Facility O&M expenses decreased $0.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease during the fiscal year 2022 was mainly due to an increased allocation of facility cost from O&M to COGS, and the Sykesville lease termination in December 2022.

Bad debt expense. We recorded bad debt expense of $0.2 million and $0.7 million for the years ended December 31, 2022 and December 31, 2021, respectively. GSE’s bad debt allowance is based on historical trends of past due accounts, write-offs, and specific identification of certain billed or unbilled receivables that are deemed to have significant collection risk.

Research and development. Research and development costs consist primarily of software engineering personnel and other related costs.  Research and development costs, net of capitalized software, totaled $0.6 million for both the years ended December 31, 2022 and 2021.

Goodwill and Intangible asset impairment charge. We recognized a $7.5 million goodwill and intangible asset impairment charge for the year ended December 31, 2022. We recognized a $3 thousand ROU asset impairment during the fiscal year 2021. In the interim period ended September 30, 2022, we determined that the deterioration in sales, decline in revenues, delayed pipeline opportunities, and overall downward performance results and the forecast related to the Workforce Solutions business segment was material enough to be considered a triggering event that could result in impairment of our long-lived assets. As a result of the ASC 350 and 360 analysis, there was determined to be an impairment of both the goodwill and intangible assets, totaling $7.5 million.

Depreciation. Depreciation expense totaled $0.3 million for the years ended December 31, 2022 and 2021.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $0.9 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively. The decrease in amortization expense was primarily due to the amortization of Customer Contracts and Relationships, which are amortized at a declining rate over the 15-year useful life. As the Intangible Assets for Workforce Solutions were fully impaired at September 30, 2022, we expect amortization expense to continue to decline in future years.

Interest expense. Interest expense totaled $1.3 million and $0.2 million for the years ended December 31, 2022 and 2021. The increase was due to an increase in total indebtedness compared to prior fiscal year.

Other (loss) income, net. The Company recognized other (loss) income, net of $(0.1) million and $16.9 million for the years ended December 31, 2022 and 2021, respectively. The decrease was primarily due to $10.1 million of PPP loan forgiveness granted during the year ended December 31, 2021. Additionally, we recorded $7.2 million Employee Retention Credit during the year ended December 31, 2021 offset by a Value-Added Tax (VAT) write-off of $0.5 million during the second quarter of 2021. We paid VAT taxes for subcontractor equipment purchase and had pursued the collection of this VAT refund for multiple years. In May of 2021, we determined this VAT refund was no longer collectable.

Provision for Income Taxes. The Company files tax returns in the United States federal jurisdiction and in several state and foreign jurisdictions. Because of the net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations for tax years 2003, and forward, and is subject to foreign tax examinations by tax authorities for the years 2017 and forward. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

The Company’s tax expense in 2022 was $51 thousand, representing an annual effective tax rate of (0.3)%, and consisted of $137 thousand of current tax provision and $(86) thousand of deferred tax (benefit) related to the removal of the portion of goodwill which cannot be offset by deferred tax assets. The Company’s tax expense in 2021 was $163 thousand, representing an annual effective rate of 1.5% and consisted of $70 thousand of current tax provision and $93 thousand of deferred tax liability.

The significant change of $1.7 million in net operating loss carryforwards was primarily driven by the generation of Federal and state net operating losses during the current year.

The difference between the effective rate and statutory rate primarily resulted from a change in valuation allowance, permanent differences, including adjustments related to the convertible debt, accruals related to uncertain tax positions, the tax impact of stock compensation forfeitures, and state tax expense. Please see Note 14 for additional information.

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

Revenue Recognition. We derive our revenue through three broad revenue streams: 1) System Design and Build (“SDB”), 2) software, and 3) training and consulting services. We recognize revenue from SDB and software contracts mainly through the Engineering segment and revenue from training and consulting services through both the Engineering segment and Workforce Solutions segment.

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

Capitalization of Computer Software Development Costs.  In accordance with U.S. GAAP, we capitalize computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers.  Once the product is available to be sold, we amortize the costs, on a straight-line method, over the estimated useful life of the product, which is typically three years. As of December 31, 2022, we have net capitalized software development costs of $0.6 million. On an annual basis, and more frequently as conditions indicate, we assess the recovery of the unamortized software development costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs, we will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations. Included in capitalized software development costs are certain expenses associated with the development software services. These are similarly capitalized, although not subjected to the same recoverability considerations. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on our consolidated balance sheets.

Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.  Management makes a regular assessment of the ability to realize our deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of our deferred tax liabilities and projected future taxable income in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. As of December 31, 2022, our largest deferred tax asset was $7.9 million of net operating losses. It primarily relates to a U.S. net operating loss carryforward of $7.8 million; $4.6 million of the net operating loss carryforward expires in various amounts between 2023 and 2037; $3.2 million of the net operating loss carryforward is an indefinite-lived deferred tax asset. We do not believe that it is more likely than not that we will be able to realize our deferred tax assets for our U.S. and foreign deferred tax assets as of December 31, 2022, and therefore we have recorded a $12.6 million valuation allowance for our net deferred tax assets. The Company has a deferred tax liability in the amount of $6 thousand at December 31, 2022 related to the portion of goodwill which cannot be offset by deferred tax assets.

Liquidity and Capital Resources.

As of December 31, 2022, we had cash and cash equivalents of $2.8 million compared to $3.6 million at December 31, 2021.

As of December 31, 2022, we have current restricted cash and long-term restricted cash of $1.1 million and $0.5 million, respectively. We have restricted cash of $1.1 million to secure four letters of credit with various customers and $0.5 million to secure our corporate credit card program.

Management believes the Company is positioned for growth and a rebound from COVID-19 Pandemic, the Company has determined that there is substantial doubt about our ability to continue as a going concern through April 17, 2024. The inability to generate sufficient cash flow to satisfy repayment obligations or to refinance or restructure debt obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition, results of operations and cash flows.

For the years ended December 31, 2022 and 2021, net cash provided by operating activities was $0.7 million  and used in operating activities was $(0.2) million, respectively. The year over year increase in cash flows provided by operating activities was primarily driven by ERC refunds and increased collections from contract receivables.

Net cash used in investing activities. For the year ended December 31, 2022, net cash used in investing activities was $(0.6) million compared to net cash of $(0.8) million used in investing activities in the prior year. The decrease in cash outflow in 2022 was primarily related to lower capital expenditures.

Net cash provided by (used in) financing activities.  For the years ended December 31, 2022 and 2021, net cash provided by financing activities was $0.8 million and used in financing activities was $2.2 million, respectively. The increase in cash provided by financing activities of $3.1 million was primarily driven by $4.8 million of proceeds received from issuance of the Convertible Note, offset by a $1.8 million repayment of the line of credit during fiscal year 2022.

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

Convertible Note

During the twelve months ended December 31, 2022, using proceeds from the Convertible Note, we repaid in full, all outstanding indebtedness of $1.8 million owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens has been terminated. Certain letters of credit remain in place with Citizens. As of December 31, 2022, we had four letters of credit totaling $1.1 million outstanding to certain of our customers which were secured with restricted cash.

Foreign Exchange

A portion of our international sales revenue has been and may be received in a currency other than the currency in which the expenses relating to such revenue are paid. Accordingly, we periodically enter into forward foreign exchange contracts to manage the market risks associated with the fluctuations in foreign currency exchange rates. As of December 31, 2022, we did not hold a position in forward foreign exchange contracts.

Other Matters

Management believes inflation has not had a material impact on our operations.

EBITDA and Adjusted EBITDA Reconciliation (in thousands)

References to “EBITDA” mean net (loss) income, before taking into account interest expense (income), provision for income taxes, depreciation and amortization. References to Adjusted EBITDA exclude the impact of litigation, goodwill and intangible asset impairment charge, employee retention credit, PPP loan and accumulated interest forgiveness, restructuring charges, stock-based compensation expense, change in fair value of derivative instruments, and VAT write-off. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other GAAP measures, are useful to investors to evaluate our results because it excludes certain items that are not directly related to our core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation G follows:

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net (loss) income	$(1,516)	$(1,857)	$(15,343)	$10,607
Interest expense, net	344	24	1,272	159
Provision for income taxes	159	36	51	163
Depreciation and amortization	344	439	1,511	1,865
EBITDA	(669)	(1,358)	(12,509)	12,794
Litigation	-	(22)	-	(22)
Goodwill and intangible asset impairment charge	-	-	7,505	3
Employee retention credit	-	-	-	(7,162)
PPP loan and accumulated interest forgiveness	-	-	-	(10,127)
Restructuring charges	-	-	-	798
Stock-based compensation expense	362	259	1,954	1,043
Change in fair value of derivative instruments, net	(100)	(19)	(477)	(19)
VAT write-off	-	-	-	450
Adjusted EBITDA	$(407)	$(1,140)	$(3,527)	$(2,242)

Adjusted Net (Loss) Income and Adjusted EPS Reconciliation (in thousands, except per share amounts)

References to Adjusted net (loss) income exclude the impact of litigation, goodwill and intangible asset impairment charge, employee retention credit, PPP loan and accumulated interest forgiveness, restructuring charges, stock-based compensation expense, change in fair value of derivative instruments, VAT write-off, amortization of intangible assets related to acquisitions, release of valuation allowance, and income tax expense impact of adjustments. Adjusted Net Income and adjusted earnings per share (adjusted EPS) are not measures of financial performance under GAAP. Management believes adjusted net income and adjusted EPS, in addition to other GAAP measures, are useful to investors to evaluate our results because they exclude certain items that are not directly related to our core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP adjusted net income and adjusted EPS to GAAP net income, the most directly comparable GAAP financial measure, is as follows:

	Three Months ended		Twelve Months ended
	December 31,		December 31,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	audited	audited
Net (loss) income	$(1,516)	$(1,857)	$(15,343)	$10,607
Litigation	-	(22)	-	(22)
Goodwill and intangible asset impairment charge	-	-	7,505	3
Employee retention credit	-	-	-	(7,162)
PPP loan and accumulated interest forgiveness	-	-	-	(10,127)
Restructuring charges	-	-	-	798
Stock-based compensation expense	362	259	1,954	1,043
Change in fair value of derivative instruments, net	(100)	(19)	(477)	(19)
VAT write-off	-	-	-	450
Amortization of intangible assets related to acquisitions	168	284	868	1,213
Valuation allowance	-	246	-	246
Income tax expense impact of adjustments	-	46	-	46
Adjusted net loss	$(1,086)	$(1,063)	$(5,493)	$(2,924)

Diluted (loss) earnings per common share	$(0.07)	$(0.09)	$(0.72)	$0.51

Adjusted loss per common share – Diluted	$(0.05)	$(0.05)	$(0.26)	$(0.14)

Weighted average shares outstanding – Diluted	22,136,313	20,901,005	21,362,897	20,761,191

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required of a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
GSE Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GSE Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations for the year ended December 31, 2022. In addition, the continued decline in revenues has significantly impacted the Company’s operating results and raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Goodwill Impairment Assessment

At December 31, 2022, the Company carried a goodwill balance of $6.3 million. As discussed in Notes 1 and 7 of the financial statements, the Company reviews goodwill for impairment at the reporting unit level annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may be greater than its fair value. The Company’s goodwill impairment analysis includes the use of a discounted cash flow model that requires management to make assumptions regarding estimates of revenue growth rates and operating margins used to calculate projected future cash flows, and risk- adjusted discount rates. The Company also made certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units. The Company completed its annual quantitative analysis as of December 31, 2022, and concluded that the fair values of each of its reporting units exceeded their respective carrying values.

We identified the Company’s goodwill impairment assessment as a critical audit matter. The principal considerations for our determination is the high degree of auditor judgment and subjectivity in evaluating management’s significant assumptions used in the discounted cash flow model, particularly as it relates to evaluating revenue growth rates, operating margins and discount rates. Furthermore, auditing certain of these inputs and assumptions made by management requires the use of an auditor-employed valuation specialist.

The primary procedures we performed to address this critical audit matter included:

•
Obtained an understanding of management’s goodwill impairment assessment process, including management’s assessment of the significant inputs and assumptions utilized in determining the reporting unit fair value.

•	Evaluated management’s forecasted revenue growth rates and operating margins by comparing actual results to management’s historical forecasts.
•
Performed sensitivity analyses over management’s significant assumptions including forecasted revenue growth rates and operating margins when assessing the overall impact on the estimate of fair value compared to the carrying value.

•	Utilizing personnel with specialized knowledge and skills in valuation, we evaluated the significant assumptions in assessing the appropriateness of the fair value methodology utilized, including:
o
Evaluating the reasonableness of certain assumptions used in the discounted cash flow model including the discount rates used by management by comparing it to a range of discount rates developed using existing market information, and

o	Evaluating the mathematical accuracy of the calculations included in the fair value methodology.

Revenue Recognition – Estimated Costs to Complete

As described in Notes 1 and 5 to the financial statements, the Company derives its revenue through three broad revenue streams: 1) System Design and Build (SDB), 2) Software, and 3) Training and Consulting services. The transaction price under the SDB contracts is allocated to each performance obligation based on its standalone selling price and the Company recognizes revenue for certain performance obligations over time as control is transferred to a customer using the cost- to-cost input method based on actual costs incurred to date relative to the total estimated costs. Estimated contract costs are reviewed and revised periodically during the contract period, and the cumulative effect of any change in estimates is recognized in the period in which the change is identified. Management’s judgments and estimates involved in the initial creation and subsequent updates to the Company’s estimated costs to complete and related profit recognized are critical for revenue recognition associated with SDB contracts. Inputs and assumptions requiring significant management judgments included anticipated direct labor, subcontract labor, and other direct costs required to deliver on unfinished performance obligations. Significant changes to cost estimates can result in variances in revenue and related margins.

We identified revenue recognition associated with SDB contracts as a critical audit matter. The principal considerations for our determination are the high degree of auditor judgment and subjectivity in evaluating management’s process, including the design of internal controls, in developing estimates and assumptions involved in the creation and subsequent updates to the Company’s estimated costs to complete, particularly as it relates to evaluating anticipated direct labor, subcontract labor, and other direct costs.

The primary procedures we performed to address this critical audit matter included:

•
Obtained an understanding of management’s process for applying the cost-to-cost method to SDB contracts, including management’s process for developing and revising accurate estimated costs to complete on contracts in process.

•	For a sample of contracts, we evaluated inputs and assumptions requiring significant management judgments included within the Company’s estimation of costs to complete and performed the following:
o
Inspected the underlying contract, related amendments, and change orders, if any, to test the existence of customer arrangements and obtain an understanding of the contractual requirements and related performance obligation(s).

o	Tested actual costs incurred to date and assessed the relative progress toward satisfying the performance obligation(s) of the contract.
o	Evaluated the estimation of costs to complete including anticipated direct labor, subcontract labor, and other direct cost by:
■	Inquiring of financial and operational personnel of the Company and evaluating factors within the cost to complete estimates that may demonstrate indication of potential management bias.
■	Inspecting correspondences, if any, between the Company and the customer regarding actual to-date and expected performance.
■	Evaluating the sufficiency of the Company’s assessment of contract performance risks included within the estimated costs to complete.
■
Performing a “look back” analysis by comparing the Company’s historical estimates of costs to complete to actual costs incurred in subsequent documentation to assess the Company’s ability to develop reliable cost estimates.

•
Obtained account reconciliations of unbilled receivables and billings in excess of revenue earned as of December 31, 2022, evaluated the accuracy and completeness of the schedules, agreed such reconciliations to the trial balance to determine whether reconciling items were appropriate and isolated and investigated all unbilled receivables with no recent activity.

Going Concern

As described further in Note 1 to the financial statements, the Company has experienced continued declines in revenue that has impacted operations. The Company also received a delisting notice from NASDAQ for failure to maintain the required minimum bid price. The inability to cure this matter would result in an event of default on the Company’s debt. Moreover, management has assessed the Company’s current liquidity position and its projected cash flows from operations and determined they are not sufficient to meet the Company’s obligations as they come due at least one year from the issuance date of these financial statements.

We identified the Company’s going concern assessment as a critical audit matter. The principal considerations for our determination are the high degree of auditor judgment and subjectivity involved in evaluating management’s plan to cure the NASDAQ noncompliance and the growth rate assumptions utilized in their cash flow forecast.

The primary procedures we performed to address this critical audit matter included:

•	Obtained an understanding of management’s process for developing its projections including testing the completeness and accuracy of the underlying data used in the cash flow forecast.
•	Evaluated the probability of management’s plans to alleviate the substantial doubt that has been raised.
•	Obtained an understanding and evaluated management’s plan to cure NASDAQ noncompliance.
•	Evaluated management’s growth rate assumptions used in the development of its forecast by assessing historical budget to actual comparisons.
•	Performed a sensitivity analysis over the projected growth rates and operating margins used in management’s cash flow projections.
•
Evaluated the adequacy of the financial statement disclosure regarding the Company’s liquidity and compared the disclosure to other audit evidence obtained to determine consistency with or contradictory to the Company’s liquidity disclosure.

 /s/ FORVIS, LLP (formerly, Dixon Hughes Goodman LLP)

We have served as the Company’s auditor since 2020.

Tysons, VA

April 17, 2023

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$2,789	$3,550
Restricted cash, current	1,052	-
Contract receivables, net	10,064	11,257
Prepaid expenses and other current assets	2,165	5,262
Total current assets	16,070	20,069

Equipment, software and leasehold improvements, net	772	839
Software development costs, net	574	532
Goodwill	6,299	13,339
Intangible assets, net	1,687	3,020
Restricted cash - long term	535	-
Operating lease right-of-use assets, net	506	1,200
Other assets	53	52
Total assets	$26,496	$39,051

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$-	$1,817
Current portion of long-term note	3,038	-
Accounts payable	1,262	1,179
Accrued expenses	2,084	1,358
Accrued compensation	1,071	1,452
Billings in excess of revenue earned	4,163	5,029
Accrued warranty	370	667
Income taxes payable	1,774	1,654
Derivative liabilities	603	-
Other current liabilities	1,286	1,883
Total current liabilities	15,651	15,039

Long-term note, less current portion	310	-
Operating lease liabilities noncurrent	160	790
Other noncurrent liabilities	144	179
Total liabilities	16,265	16,008

Commitments and contingencies (Note 22)

Shareholders' equity:
Preferred stock $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 24,046,806 and 22,533,005 shares issued, 22,447,895 and 20,934,094 shares outstanding, respectively	240	225
Additional paid-in capital	82,911	80,505
Accumulated deficit	(69,927)	(54,584)
Accumulated other comprehensive income (loss)	6	(104)
Treasury stock at cost, 1,598,911 shares	(2,999)	(2,999)
Total shareholders' equity	10,231	23,043
Total liabilities and shareholders' equity	$26,496	$39,051

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2022	2021

Revenue	$47,734	$55,183
Cost of revenue	35,824	43,325
Gross profit	11,910	11,858

Operating expenses
Selling, general and administrative	17,028	14,908
Research and development	611	626
Restructuring charges	-	798
Goodwill and intangible asset impairment charge	7,505	3
Depreciation	304	284
Amortization of definite-lived intangible assets	868	1,213
Total operating expenses	26,316	17,832
Operating loss	(14,406)	(5,974)

Other income and expenses, net
Interest expense	(1,272)	(159)
Change in fair value of derivative instruments, net	477	19
Other (loss) income, net	(91)	16,884
(Loss) income before taxes	(15,292)	10,770
Provision for income taxes	51	163
Net (loss) income	$(15,343)	$10,607

Net (loss) income per common share - basic	$(0.72)	$0.51

Diluted (loss) income per common share	$(0.72)	$0.51

Weighted average shares outstanding used to compute net loss per share - basic	21,362,897	20,761,191

Weighted average shares outstanding - Diluted	21,362,897	20,761,191

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years ended December 31,
	2022	2021

Net (loss) income	$(15,343)	$10,607
Cumulative translation adjustment	110	1,110
Comprehensive (loss) Income	$(15,233)	$11,717

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, January 1, 2021	22,193	$222	$79,687	$(65,191)	$(1,214)	(1,599)	$(2,999)	$10,505

Stock-based compensation expense	-	-	1,043	-	-	-	-	1,043
Common stock issued for RSUs vested	340	3	(3)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(222)	-	-	-	-	(222)
Foreign currency translation adjustment	-	-	-	-	1,110	-	-	1,110
Net income	-	-	-	10,607	-	-	-	10,607
Balance, December 31, 2021	22,533	$225	$80,505	$(54,584)	$(104)	(1,599)	$(2,999)	$23,043

Stock-based compensation expense	-	-	1,859	-	-	-	-	1,859
Common stock issued for RSUs vested	525	5	(5)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(263)	-	-	-	-	(263)
Foreign currency translation adjustment	-	-	-	-	110	-	-	110
Repayment of convertible note in shares	989	10	815	-	-	-	-	825
Net loss	-	-	-	(15,343)	-	-	-	(15,343)
Balance, December 31, 2022	24,047	$240	$82,911	$(69,927)	$6	(1,599)	$(2,999)	$10,231

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(15,343)	$10,607
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill and intangible asset impairment charge	7,505	3
Depreciation	304	284
Amortization of intangible assets	868	1,213
Amortization of capitalized software development costs	339	368
Amortization of deferred financing costs	17	11
Amortization of debt discount	1,289	-
Gain on PPP loan forgiveness	-	(10,127)
Stock-based compensation expense	1,954	1,043
Bad debt expense	221	691
Gain on derivative instruments, net	(477)	(19)
Deferred income taxes	(86)	93
Changes in assets and liabilities:
Contract receivables, net	908	(1,397)
Prepaid expenses and other assets	3,710	(3,517)
Accounts payable, accrued compensation and accrued expenses	472	805
Billings in excess of revenue earned	(829)	(270)
Accrued warranty	(239)	(176)
Other liabilities	125	235
Net cash provided by (used in) operating activities	738	(153)

Cash flows from investing activities:
Capital expenditures	(238)	(506)
Capitalized software development costs	(380)	(270)
Net cash used in investing activities	(618)	(776)

Cash flows from financing activities:
Proceeds from line of credit	-	800
Repayment of line of credit	(1,817)	(1,989)
Repayment of insurance premium financing	(1,068)	(812)
Proceeds from issuance of long-term debt and warrants	5,750	-
Payments of debt issuance and original discount on issuance of long-term debt and warrants	(968)	-
Principal repayment of convertible note	(839)	-
Tax paid for shares withheld	(263)	(222)
Net cash provided by (used in) financing activities	795	(2,223)

Effect of exchange rate changes on cash	(89)	-
Net increase (decrease) in cash and cash equivalents	826	(3,152)
Cash, cash equivalents and restricted cash at beginning of year	3,550	6,702
Cash, cash equivalents and restricted cash at the end of year	$4,376	$3,550

Cash and cash equivalents	$2,789	$3,550
Restricted cash, current	1,052	-
Restricted cash included in other long-term assets	535	-
Total cash, cash equivalents and restricted cash	$4,376	$3,550

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

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

Revenue recognition

We derive our revenue through three broad revenue streams: 1) System Design and Build (“SDB”), 2) software, and 3) training and consulting services. We recognize revenue from SDB and software contracts mainly through the Engineering segment and the training and consulting service contracts through both the Engineering segment and Workforce Solutions segment.

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

Cash and cash equivalents

Cash and cash equivalents represent cash and highly liquid investments including money market accounts with maturities of three months or less at the date of purchase. Cash and cash equivalents may at times exceed the FDIC insured limits.

Contract receivables, net and contract liabilities

Contract receivables, net include recoverable costs for both billed and unbilled receivables. Unbilled receivables include amounts earned in performance of services that have not been invoiced. Contract liabilities include billings in excess of revenue earned on contracts in advance of work performed. Generally, such amounts will be earned and recognized over the next twelve months.
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

Development expenditures

Development expenditures incurred to meet customer specifications under contracts are charged to cost of revenue. Company sponsored development expenditures are either charged to operations as incurred and are included in research and development expenses or are capitalized as software development costs. The amounts incurred for Company sponsored development activities relating to the development of new products and services or the improvement of existing products and services, were approximately $1.0 million and $0.9 million for the year ended December 31, 2022 and 2021, respectively. Of these amounts, the Company capitalized approximately $0.4 million and $0.3 million for the year ended December 31, 2022 and 2021, respectively.

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

Software development costs

Certain computer software development costs, including direct labor costs, are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenue and is determined using the straight-line method over the remaining estimated economic life of the product, typically three years. On an annual basis, or more frequently as conditions indicate, we assess the recovery of the unamortized software development costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software cost we will write-down the carrying amount of such asset to its estimated fair value based on the future discounted cash flows. The excess of any unamortized computer software costs over the related fair value is written down and charged to operations. Included in capitalized software development costs are certain expenses associated with the development software as a service. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on our consolidated balance sheets.

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

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We review goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. We have determined that we have two reporting units, which are the same as our two operating segments: (i) Engineering and (ii) Workforce Solutions.

We completed our annual quantitative step 1 analysis as of December 31, 2022 and 2021 and concluded that the fair values of each of our reporting units exceeded their respective carrying values.

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

Foreign currency translation

The United States Dollar (USD) is our functional currency and that of our subsidiaries operating in the United States. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Our foreign subsidiaries’ financial statements are translated into USD using the exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated into USD using the period-end spot foreign exchange rates. Income and expenses are translated at the average exchange rate for the year. Equity accounts are translated at historical exchange rates. The effects of these translation adjustments are cumulative translation adjustments, which are reported as a component of accumulated other comprehensive (loss) income included in the consolidated statements of changes in shareholders’ equity.
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

Stock-based compensation

Stock-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718, Compensation-Stock Compensation. Compensation expense related to restricted stock unit (RSU) awards is recognized on a pro rata straight-line basis based of the fair value of share awards that are scheduled to vest during the requisite service period. Compensation expense related to performance-vesting restricted stock unit (PRSU) awards is recognized on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. The Company can also elect to issue cash-settled RSUs or PRSUs which are subject to fair value remeasurement at each reporting date.

Significant customers and concentration of credit risk

For the year ended December 31, 2022, we have a concentration of revenue from one individual customer, which accounted for 13.6% of our consolidated revenue. For the year ended December 31, 2021, we have a concentration of revenue from one individual customer, which accounted for 13.8% of our consolidated revenue. No other individual customer accounted for more than 10% of our consolidated revenue in 2022 or 2021.
As of December 31, 2022 and 2021, we have no customer that accounted over 10% of the Company’s consolidated contract receivables.

Fair values of financial instruments

The carrying amounts of current assets and current liabilities reported in the consolidated balance sheets approximate fair value due to their short term duration.

Liquidity and Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and satisfy its liabilities and commitments in the normal course of business. Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, are only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management determined that the implemented plans to mitigate relevant conditions may not alleviate management’s concerns that raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months ended April 17, 2024.

On November 4, 2022, the Company received a notification letter from NASDAQ related to NASDAQ Listing Rules informing us that the Company no longer meets the requirement to maintain a minimum bid price of $1.00 per share. The Company filed a Form 8K on November 8, 2022, to disclose receipt of this letter. The Company has an initial 180-day period (or until May 3, 2023) to cure this deficiency by maintaining a closing bid price of $1 per share for at least 10 consecutive trading days. If compliance is not achieved within these 180 calendar days we can petition NASDAQ for an additional period of 180 calendar days in which to increase the stock price. The second 180-day period may be available and will expire on October 30, 2023, if the Company:

•	Meets the market value of publicly held shares requirement for continuing listing
•	Meets all other listing requirements for NASDAQ (other than bid price requirement), and
•
Provides written notice to NASDAQ with a plan how it intends to regain compliance with the bid price requirement during the second 180-day period; provided, however, that if it does not appear to NASDAQ this it is possible for the Company to cure the deficiency, GSE will not be eligible for the additional grace period.

GSE will submit its request for the additional 180-day compliance period on or about April 19, 2023. The Company’s plan to regain compliance will include implementing a one-for-five to one-to-ten reverse stock split, which will have the initial effect of tripling the trading price of the Company’s stock. Such an action requires stockholder approval, so the Company will put the matter before its stockholders for approval at the 2023 annual meeting of stockholders to be held on June 12, 2023. If the stockholders approve the measure, we believe that compliance with the NASDAQ minimum bid price listing requirement will be achieved well before the expiration of the second 180-day period. Thus, as part of the Company’s petition for additional time within which to regain compliance, the Company will notify NASDAQ of the following specific planned steps:

•
The Company’s Board of Directors considered and approved a resolution on April 3, 2023, to conduct a reverse stock split of 1-for-5 to 1-for-10, to put the matter before stockholders at the June 2023 annual meeting, and authorizing Management to file the necessary Proxy Statements to effectuate submission of the matter to stockholders

•	We will prepare and file a Preliminary Proxy Statement with the SEC containing this measure in April 2023
•	We will file and mail a Definitive Proxy Statement to stockholders containing the reverse stock split proposal on or about May 2, 2023
•	Stockholders will vote on the proposed reverse stock split on June 12, 2023
•	If the reverse stock split is approved by stockholders, the Company will effectuate it as quickly thereafter as administratively possible, and
•
Following effectuation of the reverse stock split, the Company would expect to regain compliance with the NASDAQ minimum bid price listing requirement with a few weeks, well before the end of the second 180-day period.

If compliance within the prescribed period is not achieved, or if NASDAQ does not approve the Company’s petition for an additional 180-day period in which to achieve compliance, and consequently a delisting letter is issued the Company will request a hearing before the NASDAQ Hearing Panel which will stay the delisting and GSE will present its plan to regain compliance. Such plan will include the Company’s Board implementing the reverse stock split described above to regain compliance with the minimum bid price requirement, or taking additional measures that may be available. If our common stock ceases to be listed on NASDAQ, Lind may deliver a demand for payment to the Company for payment in full of our Convertible Note held with them and, if such a demand is delivered, the Company shall, within ten (10) business days pay all of the outstanding principal amount or, at its election, Lind may elect to convert all or a portion of the outstanding principal amount and the conversion price shall be adjusted to the lower of the then-current conversion price and eighty percent (80%) of the average of the three (3) lowest daily variable average weighted prices during the twenty (20) trading days prior to delivery. Additionally, if we are unable to maintain our listing on Nasdaq, it will constitute an event of default under the Note, which would trigger certain obligation under the Note including, but not limited to, causing an amount equal one hundred twenty percent (120%) of the outstanding principal amount of the Note to immediately become due. Although there can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement within the time period(s) permitted by NASDAQ or maintain compliance with any of the other NASDAQ continued listing requirements, we believe we will be able to remediate the noncompliance.

The Company has incurred operating losses and has not demonstrated an ability to generate cash in excess of its operating expenses for a sustained period of time. During the year ended December 31, 2022, the Company generated a loss from operations of $14.4 million, which includes non-cash impairment charges of long-lived assets and goodwill from our Workforce Solutions segment totaling $7.5 million. As of December 31, 2022, the Company had domestic unrestricted cash and cash equivalents of $2.0 million which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that our audited consolidated financial statements are issued.

In making this assessment we performed a comprehensive analysis of our current circumstances and to alleviate these conditions, management is monitoring the Company’s performance and evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, restructuring of operations to grow revenues and decrease expenses, obtaining equity financing, issuing debt, or entering into other financing arrangements. The analysis used to determine the Company’s ability to continue as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next twelve months.

2.  Recent Accounting Pronouncements

Accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including, but not limited to, trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The new guidance also modifies the impairment model for available-for-sale debt securities and requires the entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. The standard also indicates that entities may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On October 16, 2019, the FASB voted to defer the deadlines for private companies and certain small public companies, including smaller reporting companies, to implement the new accounting standards on credit losses. The effective date is January 1, 2023. We are adopting in the quarter ending March 31, 2023. We are evaluating the effect this standard may have on our consolidated financial statements.

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

The number of common shares and common share equivalents used in the determination of basic and diluted (loss) earnings per share were as follows:

(in thousands, except for per share data)	Years ended December 31,
	2022	2021
Numerator:
Net income (loss) attributed to common shareholders	$(15,343)	$10,607

Denominator:
Weighted-average shares outstanding for basic earnings per share	21,362,897	20,761,191

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	21,362,897	20,761,191

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	2,525,420	-

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

Employee Retention Credits (ERC)

Employee retention tax credits, made available under the CARES Act, allow eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. In 2021, we applied for $5.0 million in refunds from the Internal Revenue Service with filing of our 941s and achieved $2.2 million in credits from unremitted payroll taxes as allowed. We recorded other income of $7.2 million related to the employee retention tax credits earned for the year ended December 31, 2021. As of December 31, 2022, we received cumulative employee retention tax credit refunds totaling $4.0 million of the $5.0 million in refunds sought, with remaining outstanding refunds receivable of $1.0 million which was included in the other current assets balance at December 31, 2022. Subsequently, in January 2023, we received a refund of $0.9 million.

5.  Revenue

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. We primarily generate revenue through three distinct revenue streams: (1) System Design and Build (“SDB”), (2) Software and (3) Training and Consulting Services across our Engineering and Workforce Solutions segments. We recognize revenue from SDB and software contracts mainly through our Engineering segment. We recognize training and consulting service contracts through both segments.

The following table represents a disaggregation of revenue by type of goods or services for the years ended December 31, 2022 and 2021, along with the reportable segment for each category:
(in thousands)

	Twelve Months Ended December 31,
	2022	2021
Engineering segment
System Design and Build - Over time	$6,595	$6,168

Software	4,684	4,767
Point in time	921	343
Over time	3,763	4,424

Training and Consulting Services	18,640	17,316
Point in time	245	1,846
Over time	18,395	15,470

Workforce Solutions segment
Training and Consulting Services	17,815	26,932
Point in time	62	476
Over time	17,753	26,456

Total revenue	$47,734	$55,183

The following table reflects the balance of contract liabilities and the revenue recognized in the reporting period that was included in the contract liabilities from contracts with customers:

(in thousands)
	December 31, 2022	December 31, 2021
Billings in excess of revenue earned (BIE)	$4,163	$5,029
Revenue recognized in the period from amounts included in BIE at the beginning of the period	$3,785	$4,708

As of December 31, 2022, the aggregate amount of transaction price allocated to the remaining performance obligations of SDB, software and fixed-price training and consulting services contracts is $15.6 million. We will recognize the revenue as the performance obligations are satisfied, which is expected to occur over the next twelve months.

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

6.  Restructuring expenses

International Restructuring
On December 27, 2017, the Board of Directors approved an international restructuring plan to streamline and optimize our global operations. Beginning in December 2017, we have been in the process of consolidating our engineering services and R&D activities to Maryland and ceasing an unprofitable non-core business in the United Kingdom (UK). As a result, we have closed our offices in Nyköping, Sweden; Chennai, India; and Stockton-on-Tees, UK. These actions are designed to improve our productivity by eliminating duplicate employee functions, increasing our focus on our core business, improving efficiency and maintaining the full range of engineering capabilities while reducing costs and organizational complexity.
We eliminated approximately 40 positions due to these changes, primarily in Europe and India, and have undertaken other related cost-savings measures. As a result of these efforts, we have recorded total restructuring charges of approximately $3.9 million, primarily related to workforce reductions, contracts termination costs and asset write-offs due to the exit activities. We recorded a restructuring charge of $0.8 million for the year ended December 31, 2021. In addition to the restructuring costs incurred to date, we charged $1.2 million of cumulative translation adjustments against net (loss) income and an approximately $0.8 million of tax benefit was realized upon liquidation of these foreign entities for the year ended December 31, 2021. There were no restructuring costs incurred in the year ended December 31, 2022.

7.  Goodwill and Intangible Assets

The Company monitors operating results and events and circumstances that may indicate potential impairment of intangible assets.

During the three months ended September 30, 2022, we determined that the deterioration in sales delayed pipeline opportunities, and overall downward performance results and the forecast related to the Workforce Solutions business segment was material enough to be considered a triggering event that could result in impairment of our long-lived assets. As such, we performed an interim analysis to determine if an impairment existed at September 30, 2022 in accordance with ASC 350 & ASC 360.

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

ASC 360 Long-Lived Asset Testing – Based on the triggering event indicated above we also performed an interim analysis to determine if an impairment existed at September 30, 2022 by its individual asset groupings, which we determined to be at the subsidiary level. We used a discounted cash flow analysis to determine the fair value of our asset group, and we concluded that the carrying value of the definite-lived intangible assets of Absolute, a business unit of the Workforce Solutions segment, exceeded its fair value by $0.5 million, and we recorded a loss on impairment for this amount as of September 30, 2022. No impairment was identified related to any other asset groupings.

Management determined no additional triggering impact occurred during the year ended December 31, 2022.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangible assets:

(in thousands)	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impact of Impairment	Net
Amortized intangible assets:
Customer relationships	$8,628	$(7,050)	$(464)	$1,114
Trade names	1,689	(1,196)	-	493
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	527	(486)	-	41
Alliance agreement	527	(488)	-	39
Others	167	(167)	-	-
Total	$12,442	$(10,291)	$(464)	$1,687

(in thousands)	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$8,628	$(6,432)	$2,196
Trade names	1,689	(1,108)	581
Developed technology	471	(471)	-
Non-contractual customer relationships	433	(433)	-
Noncompete agreement	527	(429)	98
Alliance agreement	527	(382)	145
Others	167	(167)	-
Total	$12,442	$(9,422)	$3,020

Amortization expense related to definite-lived intangible assets totaled 0.9 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively. The following table details the estimated amortization expense of the definite-lived intangible assets for the next five years:

(in thousands)
Years ended December 31:
2023	$508
2024	332
2025	255
2026	204
2027	169
Thereafter	219
$1,687

Goodwill

(in thousands)

	Goodwill	Impairment	Net
Engineering	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	(7,040)	1,391
Net book value at December 31, 2022	$16,709	$(10,410)	$6,299

	Goodwill	Impairment	Net
Engineering	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	-	8,431
Net book value at December 31, 2021	$16,709	$(3,370)	$13,339

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

Recoverable costs and accrued profit not billed represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts. The components of contract receivables are as follows:

(in thousands)	December 31,
	2022	2021
Billed receivables	$6,074	$6,124
Unbilled receivables	5,146	6,143
Allowance for doubtful accounts	(1,156)	(1,010)
Total contract receivables, net	$10,064	$11,257

Management reviews collectability of receivables periodically and records an allowance for doubtful accounts to reduce our receivables to their net realizable value when it is probable that we will not be able to collect all amounts due according to the contractual terms of the receivable. The allowance for doubtful accounts is based on historical trends of past due accounts, write-offs, and specific identification and review of customer accounts. During the years ended December 31, 2022 and 2021, we recorded bad debt expense of $221 thousand and $677 thousand, respectively.

During January 2023, we invoiced $1.9 million of the unbilled amounts related to the balance at December 31, 2022.

The activity in the allowance for doubtful accounts is as follows:

(in thousands)	As of and for the
	Years ended December 31,
	2022	2021

Beginning balance	$1,010	$360
Current year provision	221	677
Current year write-offs	(7)	(28)
Currency adjustment	(68)	1
Ending balance	$1,156	$1,010

9.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	December 31,
	2022	2021
Income tax receivable	$78	$129
Prepaid expenses	947	933
ERC receivable	1,028	4,064
Other current assets	112	136
Total	$2,165	$5,262

Other current assets primarily include Employee Retention Credits not yet received as of December 31, 2022. Subsequent to the year end, we received the employee retention tax credit refunds of $0.9 million, which was included in the other current assets balance at December 31, 2022. Prepaid expenses primarily include prepayment for insurance and other subscription-based services.

10.  Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements, net consist of the following:

(in thousands)	December 31,
	2022	2021
Computer and equipment	$2,363	$2,270
Software	2,291	2,150
Leasehold improvements	659	659
Furniture and fixtures	838	839
	6,151	5,918
Accumulated depreciation	(5,379)	(5,079)
Equipment, software and leasehold improvements, net	$772	$839

Depreciation expense was approximately $0.3 million for the years ended December 31, 2022 and 2021.

Capitalization of internal-use software costs of $0.1 million and $0.5 million related to the ongoing systems upgrade and implementation effort were recorded in software for the twelve months ended December 31, 2022 and 2021, respectively.

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

The activity in the accrued warranty accounts is as follows:

(in thousands)	As of and for the
	years ended December 31,
	2022	2021

Beginning balance	$748	$922

Current year provision	(44)	(43)

Current year claims	(195)	(133)

Currency adjustment	(7)	2

Ending balance	$502	$748

The current and non-current warranty balance is as follows:

	December 31,
	2022	2021
Current	$370	$667
Non-current	132	81
Total Warranty	$502	$748

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

As of December 31, 2022 and 2021, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

Our convertible debt issued in February 2022 (See Note 13) includes certain embedded redemption features that are required to be bifurcated as embedded derivatives and measured at fair value on a recurring basis. We estimate the fair value using a Monte Carlo simulation based on estimates of our future stock price and assumptions about the possible redemption scenarios.

The Company used the Monte Carlo simulation model to determine the fair value of the Warrants and Cash-Settled PRSUs, which required the input of subjective assumptions. The fair value of the Warrants as of December 31, 2022 was estimated with the following assumptions.

Exercise Price	$1.94

Common Stock Price	$0.72
Risk Free Rate	4.0%
Volatility	65.0%
Term (in years)	4.2yrs.

The following table presents assets measured at fair value at December 31, 2022:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$285	$285
Warrant liability	-	-	267	267
Cash settled performance-vesting restricted stock units	-	-	51	51
Total assets	$-	$-	$603	$603

The following table presents assets measured at fair value at December 31, 2021:

(in thousands)	Embedded Redemption Features	Warrant	Cash Settled PRSUs	Level 3 Total

Balance at December 31, 2021	$-	$-	$-	$-
Derivative liabilities at issuance date	306	-	-	306
Warrant liabilities at issuance date	-	724	-	724
Change in FV included in gain on derivative instruments, net	(21)	(457)	-	(478)
Stock compensation less payments made	-	-	51	51
Balance at December 31, 2022	$285	$267	$51	$603

13.  Debt

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

Amount

Convertible Note issued	$5,750
Debt discount	(750)
Issuance cost:
Commitment fee	(175)
Balance of investor’s counsel fees	(43)
Net proceeds of Convertible Note	$4,782

Fair value of Warrant Liabilities on issuance	(724)
Fair value of Conversion Feature on issuance	(306)
Allocated OID costs to Convertible Note	(96)
Interest expense accrued on Convertible Note as of December 31, 2022	1,289
Principal and interest payments for the year ended December 31, 2022	(1,597)

Balance of Convertible Note as of December 31, 2022	$3,348

The Convertible Note provides for monthly principal repayments of $319 thousand beginning 180 days from issuance.  Payments can be made in the form of cash, shares, or a combination of both at the discretion of GSE.

The following table details the future principal payments of the Convertible Note:

(in thousands)
Years ended December 31:
2023	$3,833
2024	320
Thereafter	-
$4,153

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

The Warrant entitles Lind Global to purchase up to 1,283,732 shares of our common stock until February 23, 2027, at an exercise price of $1.94 per share, subject to customary adjustments described therein. The Warrant is recorded at fair value upon issuance of $0.7 million and is classified as a current liability to be remeasured at each reporting period (see Note 12). The discount created by allocating proceeds to the Warrant results in a debt discount to be amortized as additional interest expense over the term of the Convertible Note.

The Company evaluated the Convertible Note and concluded that certain embedded redemption features are required to be accounted for as a derivative liability. Embedded redemption features were recorded at fair value upon issuance of $0.3 million and are classified as current liabilities to be remeasured at each reporting period (see Note 12). The discount created by allocating proceeds to the derivative liability results in a debt discount to be amortized as additional interest expense over the term of the Convertible Notes.

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

The Convertible Note was evaluated as a potentially dilutive security in both periods of loss and income for diluted earnings per share purposes. The Warrant is considered a participating security and was not included in the calculation of basic earnings per share for the period ended December 31, 2022 as Company reflected net loss for this period. The Warrant will be included in the calculation of basic earnings per share in periods of net income.

The issuance costs with respect to the Convertible Note, which are recorded as a debt discount, are deferred and amortized using effective interest method as additional interest expense over the terms of the Convertible Note.

At December 31, 2022, the outstanding debt under the Convertible Note agreement was as follows:

	Principal	Debt Discounts	Net

Current portion of Long-Term Debt	$3,833	$(795)	$3,038

Long-Term Debt less current portion	320	(10)	310

Balance of Convertible Note as of December 31, 2022	$4,153	$(805)	$3,348

The Company incurred total interest expense related to the Convertible Note, including the amortization of the various discounts, of $1.3 million for the year ended December 31, 2022.

Revolving Line of Credit (“RLOC”)

On March 29, 2021, we signed the Ninth Amendment and Reaffirmation Agreement with an effective date of March 29, 2021. Pursuant to the Ninth Amendment and Reaffirmation Agreement, the Citizens Bank, N.A. (the "Bank") waived the fixed charge coverage ratio and leverage ratio for the quarters ended March 31 and June 30, 2021, and we agreed, for each quarter thereafter, that the fixed charge coverage ratio shall not be less than 1.10 to 1.00. In addition, we agreed to not exceed a maximum leverage ratio starting on September 30, 2021. We were also required to maintain a minimum of $2.5 million in aggregate USA liquidity. As part of the amendment, we agreed, at closing, (i) to make a $0.5 million pay down of RLOC; (ii) RLOC commitment to be reduced to $4.25 million; and (iii) $0.5 million of RLOC will only be available for issuance of Letters of Credit. We also agreed to pay $0.5 million to reduce RLOC to $3.75 million by June 30, 2021 and to $3.5 million by September 30, 2021. Commencing December 31, 2021 and on the last day of each quarter, we will pay $75 thousand to reduce the RLOC. We incurred $25 thousand fees related to this amendment during the year ended December 31, 2021.

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

In February 2022, using proceeds from the Convertible Note, we repaid in full, all outstanding indebtedness of $1.8 million owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens has been terminated. Certain letters of credit remain in place with Citizens. As of December 31, 2022, we had four letters of credit totaling $1.1 million outstanding to our certain customers which were secured with restricted cash.

14.  Income Taxes

The consolidated income before income taxes, by domestic and foreign sources, is as follows:

(in thousands)	Years ended December 31,
	2022	2021
Domestic	$(15,128)	$13,351
Foreign	(164)	(2,581)
Total	$(15,292)	$10,770

The provision (benefit) for income taxes is as follows:

(in thousands)	Years ended December 31,
	2022	2021
Current:
Federal	$-	$(75)
State	42	74
Foreign	95	71
Subtotal	137	70

Deferred:
Federal	(47)	48
State	(39)	45
Foreign	-	-
Subtotal	(86)	93
Total	$51	$163

The effective income tax rate for the years ended December 31, 2022 and 2021 differed from the statutory federal income tax rate as presented below:

	Effective Tax Rate percentage (%)
	Years ended December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.4%	2.1%
Effect of foreign operations	(0.3)%	(0.2)%
Effect of foreign restructuring	0.0%	2.3%
Change in valuation allowance	(20.7)%	2.3%
PPP loan forgiveness	0.0%	(19.5)%
Stock-based compensation	(0.9)%	1.0%
Convertible Note transactions	(1.2)%	0.0%
Uncertain tax positions	(0.7)%	(7.5)%
Other	0.1%	0.0%
Effective tax rate	(0.3)%	1.5%

The difference between the effective tax rate and statutory rate in 2022 primarily resulted from a change in valuation allowance, permanent differences related to disallowed interest expense and mark-to-market adjustments on the Convertible Note which is a disqualified debt instrument for tax purposes, accruals related to uncertain tax positions, the tax impact of stock compensation vests and forfeitures, and state tax expense.

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. A summary of the tax effect of the significant components of the deferred income tax assets and liabilities is as follows:

(in thousands)	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$7,853	$6,180
Accruals	62	122
Reserves	409	434
Stock-based compensation expense	283	172
Intangible assets	2,356	2,368
Goodwill	1,551	892
Operating lease liability	132	472
Fixed assets	65	29
Sec. 174 R&D costs	129	-
Other	231	243
Total deferred tax asset	13,071	10,912
Valuation allowance	(12,572)	(9,410)
Total deferred tax asset less valuation allowance	499	1,502

Deferred tax liabilities:
Software development costs	(59)	(135)
Indefinite-lived intangibles	(346)	(1,190)
Operating lease - right of use asset	(100)	(253)
Other	-	(17)
Total deferred tax liability	(505)	(1,595)

Net deferred tax liability	$(6)	$(93)

We file tax returns in the United States federal jurisdiction and in several state and foreign jurisdictions. Because of the net operating loss carryforwards, we are subject to U.S. federal and state income tax examinations for tax years 2003 and forward, and is subject to foreign tax examinations by tax authorities for the years 2017 and forward. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

In assessing the ability to realize our deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Our ability to realize the deferred tax assets depends primarily upon the preponderance of positive evidence that could be demonstrated by three-year cumulative positive earnings, reversal of existing deferred temporary differences, and generation of sufficient future taxable income to allow for the utilization of deductible temporary differences.
As of each reporting date, our management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. This analysis is performed on a jurisdiction by jurisdiction basis.
We performed an analysis of the valuation allowance position for its worldwide deferred tax assets and determined that a valuation allowance continues to be necessary on its U.S. and foreign deferred tax assets at December 31, 2022.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the TCJA) eliminated the option to deduct research and development expenses currently and requires taxpayers to amortize such costs over a period of five years for expenses incurred in the United States and a period of 15 years for expenses incurred outside the United States. While it is possible the federal government may enact future legislation which would defer or repeal this provision of the TCJA, there is no assurance such legislation will be enacted or whether, if enacted, such legislation would be enacted on a retrospective basis to 2022. This provision of the TCJA resulted in an increase of $129 thousand in deferred tax assets, and an equal increase to the Company's valuation allowance, during the year ended December 31, 2022 related to research and development expenses incurred during the period. There was no material impact to the Company's current or deferred tax provision or operating cash flows during the year ended December 31, 2022 as a result of this provision of the TCJA given the Company incurred net operating losses (NOLs) during the period. The Company does not currently expect this provision of the TCJA will have a material impact on its tax provision or operating cash flows for the year ended December 31, 2023, however, the actual impact of this provision to future periods is uncertain as of this time.

As of December 31, 2022, our largest deferred tax asset was $7.9 million of net operating losses. It primarily relates to a U.S. net operating loss carryforward of $7.8 million; $4.6 million of the net operating loss carryforward expires in various amounts between 2023 and 2037; $3.2 million of the net operating loss carryforward is an indefinite-lived deferred tax asset. We do not believe that it is more likely than not that we will be able to realize its deferred tax assets for its U.S. and foreign deferred tax assets at December 31, 2022 and therefore we have maintained a $12.6 million valuation allowance for our net deferred tax assets. The Company has a deferred tax liability in the amount of $6 thousand at December 31, 2022 related to the portion of Goodwill which cannot be offset by deferred tax assets.

As of December 31, 2022 and 2021, our consolidated cash and cash equivalents totaled $2.8 million and $3.6 million, respectively, including cash and cash equivalents held at non-U.S. entities totaling $0.8 million and $1.2 million, respectively. The non-U.S. entities include operating subsidiaries located in China. We do not assert permanent reinvestment in China. Accordingly, we analyzed the cumulative earnings and profits and determined the US deferred liability related to this position is immaterial.

Uncertain Tax Positions

During 2022 and 2021, we recorded tax liabilities for certain foreign tax contingencies. We recorded these uncertain tax positions in Income taxes payable on the consolidated balance sheets.

The following table outlines our uncertain tax liabilities, including accrued interest and penalties for each jurisdiction:

	China		Ukraine		South Korea		UK		U.S.
(in thousands)	Tax	Interest and Penalties	Tax	Interest and Penalties	Tax	Interest and Penalties	Tax	Interest and Penalties	Tax	Interest and Penalties	Total

Balance, January 1, 2021	$214	$378	$14	$10	$682	$274	$45	$21	$793	$9	$2,440
Increases	6	50	-	-	-	61	-	9	-	3	129
Decreases	-	-	(14)	(10)	(38)	-	-	-	(793)	(12)	(867)
Balance, December 31, 2021	$220	$428	$-	$-	$644	$335	$45	$30	$-	$-	$1,702
Increases	-	4	-	-	-	51	-	61	-	-	116
Decreases	(17)	-	-	-	(22)	-	(5)	-	-	-	(44)
Balance, December 31, 2022	$203	$432	$-	$-	$622	$386	$40	$91	$-	$-	$1,774

15.  Capital Stock
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
As of December 31, 2022, the Company has reserved 7,281,758 shares of common stock for issuance; zero are reserved for shares upon exercise of outstanding stock options and 2,124,251 are reserved for shares upon vesting of restricted stock units. There are 1,718,242 shares available for future grants under the Plan (as further defined below).

16.  Stock-Based Compensation

Long-term incentive plan
During 1995, we established the 1995 Long-Term Incentive Stock Option Plan (the “Plan”), which permits the granting of stock options (including incentive stock options and nonqualified stock options) stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination of these to employees, directors or consultants. The Plan was amended and restated effective April 22, 2016 and expires on  April 21, 2026; the total number of shares that could be issued under the Plan is 7,281,758. As of December 31, 2022, 5,157,507 shares have been issued under the Plan, zero stock options and 2,124,251 restricted stock units (RSUs) were outstanding under the Plan, while 1,718,242 shares remain for future grants under the Plan.

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
During the years ended December 31, 2022 and 2021, we recognized $2.0 million and $1.0 million, respectively, of stock-based compensation expense under the fair value method. Accordingly, we recognized associated deferred income tax expense of $140 thousand and $111 thousand before valuation allowance, respectively, during the years ended December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, there were no stock-based compensation expense related to the change in fair value of cash-settled RSUs, which we account for as a liability.

On February 23, 2022, we entered into a Securities Purchase Agreement with Lind Global Fund II LP (“Lind Global”), pursuant to which we issued to Lind Global a two-year, secured, interest-free convertible promissory note in the amount of $5.75 million (the “Convertible Note”) and a common stock purchase warrant to acquire 1,283,732 shares of our common stock (the “Warrant”) (See Note 13).

Restricted Stock Units
During the years ended December 31, 2022 and 2021, we issued RSUs to employees which vest upon the achievement of specific market-based or time-based measures. The fair value for RSU's is calculated based on the stock price on the grant date and expensed ratably over the requisite service period as market-based results achieved, which ranges between one year and five years. The following table summarizes the information about vested and unvested restricted stock units for the years ended December 31, 2022 and 2021.

	Number of Shares	Weighted Average Fair Value

Nonvested RSUs at January 1, 2021	1,719,732	$1.36
RSUs granted	983,661	1.69
RSUs forfeited	(631,367)	0.88
RSUs vested	(476,361)	1.71

Nonvested RSUs at December 31, 2021	1,595,665	$1.77

Nonvested RSUs at January 1, 2022	1,595,665	$1.77
RSUs granted	1,790,250	1.49
RSUs forfeited	(472,969)	2.13
RSUs vested	(788,695)	1.68

Nonvested RSUs at December 31, 2022	2,124,251	$1.40

As of December 31, 2022, we had $1.2 million of unrecognized compensation expense related to the RSUs expected to be recognized on a pro-rata straight line basis over a weighted average remaining service period of approximately 1.5 years.

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

During the year ended December 31, 2022, we granted approximately 990,250 RSUs with an aggregate fair value of approximately $1.5 million. During the year ended December 31, 2021, we granted approximately 983,661 time-based RSUs with an aggregate fair value of approximately $1.7 million. During the year ended December 31, 2022, we vested 588,695 RSUs compared to 476,361 RSUs vested during the year ended December 31, 2021. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, and the remainder vest annually in equal amounts over the course of one to three years.

During the year ended December 31, 2022, we granted 800,000 PRSUs including 200,000 cash-settled grants to employees. These grants are subject to multiple vesting criteria including reaching a 20-day VWAP of $1.94 prior to the expiration of the awards, and a time-vesting restriction, which will vest in equal portions over the next 15 quarters ending December 31, 2025. During the year ended December 31, 2022, we vested 200,000 PRSUs, of which, 50,000 PRSUs were cash-settled, respectively. No PRSUs were vested during the year ended December 31, 2021. The market vesting criteria was achieved in April 2022 for the 800,000 PRSUs which will fully vest over the next 12 quarters. During the year ended December 31, 2021, we did not grant any PRSUs to employees.

17.  Leases

We have lease agreements with lease and non-lease components, which are accounted for as a single lease. We apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities. The operating lease ROU amortization was $632 thousand and $605 thousand for the twelve months ended December 31, 2022 and 2021, respectively.

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets:

(in thousands)

Operating Leases	Classification	December 31, 2022	December 31, 2021
Leased Assets
Operating lease - right of use assets	Long term assets	$506	$1,200

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	418	1,205
Operating lease liabilities	Long term liabilities	160	790
		$578	$1,995

We entered into a lease agreement to lease 2,200 square feet of office space on September 26, 2022, and the lease term will end on November 30, 2024. On December 15, 2022, following a March 18, 2022 building fire that impacted our space and ensuing dispute among us and the landlord, we terminated our lease for 1332 Londontown Boulevard, Eldersburg, Maryland (our former headquarters) and entered into a release and settlement agreement whereby we agreed to pay, and the landlord agreed to accept, a reduced monthly payment through May 1, 2023 in exchange for early termination of the lease. The lease termination resulted in a gain of $94 thousand and is reflected in other (loss) income, net for the year ended December 31, 2022. As a part of this agreement, we assigned both active subleases to the landlord effective as of the execution date.

The table below summarizes the lease income and expenses recorded in the consolidated statements of operations incurred year to date ended December 31, 2022, (in thousands):

Lease Cost	Classification	Twelve months ended December 31, 2022
Operating lease cost (1)	Selling, general and administrative expenses	$700
Short-term leases costs (2)	Selling, general and administrative expenses	60
Sublease income (3)	Selling, general and administrative expenses	(62)
Net lease cost		$698

(1) Includes variable lease costs which are immaterial.
(2) Include leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of 2 tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

We are obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under our noncancelable operating leases as of December 31, 2022 are as follows:

(in thousands)	Gross Future
Minimum Lease
Payments

2023	$435
2024	151
2025	10
2026	3
Thereafter	-
Total	$599
Less: Interest	21
Present value of lease payments	$578

We have calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, we use the incremental borrowing rate as the lease discount rate:

Lease Term and Discount Rate	Twelve months ended December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	1.51
Weighted-average discount rate
Operating leases	5.00%

There was right-of-use assets obtained in exchange for operating lease liabilities of $60 thousand during the year ended December 31, 2022. The table below sets out the classification of lease payments in the consolidated statements of cash flows:

(in thousands)
	Twelve months ended December 31,
Cash paid for amounts included in measurement of liabilities	2022	2021

Cash paid for amounts included in measurement of liabilities	$1,233	$1,326

18.  Employee Benefits

We have a qualified defined contribution plan that covers all U.S. employees under Section 401(k) of the Internal Revenue Code. Under this plan, our stipulated basic contribution matches a portion of the participants’ contributions based upon a defined schedule for eligible employees. Our contributions to the plan were approximately $293 thousand and $290 thousand for the years ended December 31, 2022 and 2021, respectively.

19.  Segment Information

We have two reportable business segments. The Engineering segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve. Workforce Solutions include simulation for both training and engineering applications. Example engineering services include, but are not limited to, plant design verification and validation, thermal performance evaluation and optimization programs, and engineering programs for plants for American Society of Mechanical Engineers ("ASME") code and ASME Section XI. The Company provides these services across all market segments through our Performance, True North consulting, and DP Engineering subsidiaries. Example training applications include turnkey and custom training services. Contract terms are typically less than two years.
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

(in thousands)	Years ended December 31,
	2022	2021
Revenue:
Engineering	$29,919	$28,140
Workforce Solutions	17,815	27,043
Total revenue	47,734	55,183

Gross profit
Engineering	9,557	8,124
Workforce Solutions	2,353	3,734
Total gross profit	11,910	11,858

Operating loss
Engineering	(6,388)	(4,425)
Workforce Solutions	(8,018)	(1,549)
Operating loss	(14,406)	(5,974)

Interest expense	(1,272)	(159)
Change in fair value of derivative instruments, net	477	19
Other (loss) income, net	(91)	16,884
(Loss) income before taxes	$(15,292)	$10,770

The operating loss above for the year ended December 31, 2022 includes goodwill and intangible asset impairment charge of $7.5 million for Workforce Solutions. There was no impairment recognized for the same periods in 2021 for Workforce Solutions. The operating loss above for the year ended December 31, 2021 includes impairment of ROU assets of $3 thousand for Engineering. There was no impairment recognized for the same periods in 2022 for Engineering.

Additional information relating to segments is as follows:

(in thousands)	December 31,
	2022	2021

Engineering	$21,705	$23,742
Workforce Solutions	4,791	15,309
Total assets	$26,496	$39,051

For the years ended December 31, 2022 and 2021, 89% and 91%, respectively, of our consolidated revenue was from customers in the nuclear power industry. We design, develop and deliver business and technology solutions to the energy industry worldwide. Revenue, operating (loss) income and total assets for our United States, European, and Asian subsidiaries as of and for the years ended December 31, 2022 and 2021 are as follows:

(in thousands)	Year ended December 31, 2022
	United States	Europe	Asia	Consolidated

Revenue	$46,622	$-	$1,112	$47,734
Operating loss	$(14,225)	$-	$(181)	$(14,406)
Net assets, at December 31	$24,631	$-	$1,865	$26,496

(in thousands)	Year ended December 31, 2021
	United States	Europe	Asia	Consolidated

Revenue	$54,203	$-	$980	$55,183
Operating loss	$(3,351)	$(1,746)	$(877)	$(5,974)
Net assets, at December 31	$35,932	$-	$3,119	$39,051

Revenues by geographic location above are attributed to the contracting entity.  Therefore, revenues from a foreign customer that contracted directly with our U.S. entity are included in revenues from the United States. All revenues in Asia were attributable to our Chinese subsidiary.

Alternatively, revenue from customers domiciled in foreign countries were approximately 16% and 12%, of our consolidated 2022 and 2021 revenue, respectively.  Revenue from foreign countries where our customers reside were all individually less than 10% of our consolidated revenue during 2022 and 2021.

20.  Supplemental Disclosure of Cash Flow Information

(in thousands)	Year ended December 31,
	2022	2021
Cash paid for interest and income taxes:
Interest	$546	$118
Income taxes	$47	$129

Non-cash financing activities:
Financing insurance premium	$-	$890
Repayment of convertible note in shares	$758	$-
Discount on issuance of convertible note	$750	$-

21.  Non-consolidated Variable Interest Entity

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
We evaluated the nature of DP Engineering’s investment in DP-NXA and determined that DP-NXA is a variable interest entity (“VIE”). Since we do not have the power to direct activities that most significantly impact DP-NXA, we are not DP-NXA’s primary beneficiary. Furthermore, we concluded that we do not hold a controlling financial interest in DP-NXA since NXA, the VIE’s majority owner, makes all operational and business decisions. We account for DP Engineering’s investment in DP-NXA using the equity method of accounting due to the fact DP Engineering exerts significant influence with its 48% of membership interest, but does not control the financial and operating decisions.
Our maximum exposure to any losses incurred by DP-NXA is limited to DP Engineering’s investment. As of December 31, 2022, DP Engineering has not made any additional contributions to DP-NXA and we believe DP Engineering’s maximum exposure to any losses incurred by DP-NXA was not material. As of December 31, 2022, we do not have existing guarantee with or to DP-NXA, or any third-party work contracted with it.
For the year ended December 31, 2022, the carrying value of the investment in DP-NXA was zero. We do not have any investment income or loss from DP-NXA for the year ended December 31, 2022.

22.  Commitments and Contingencies

Per ASC 450 Accounting for Contingencies, the Company reviews potential items and areas where a loss contingency could arise. In the opinion of management, we are not a party to any legal proceeding, the outcome of which, in management’s opinion, individually or in the aggregate, which would be reasonably possible to have a material effect on our consolidated results of operations, financial position or cash flows. We expense legal defense costs as incurred.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules promulgated by the Securities and Exchange Commission’s and the forms and information required to be disclosed by us in such reports is accumulated and communicated to management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and our Chief Financial Officer (“CFO”), who is our principal financial officer, to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures as of December 31, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting  as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022. Management recognizes there is a reasonable possibility that a material misstatement of our annual or interim financial statements might not be prevented or detected timely.

Remediation of previously identified Material Weaknesses

As previously disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part I Item 4 Controls and Procedures in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, we identified material weaknesses in our internal control over financial reporting as follows:

•	Internal control over management review of reconciliations over unbilled receivables and billing in excess of revenue earned.

•	Control environment related to the review of financial statements.

During 2022 we completed the following enhancements to strengthen internal controls over financial reporting in connection with our previously disclosed remediation plan:

•	Hired additional skilled personnel to prepare and review reconciliations over unbilled receivables and billing in excess of revenue earned.

•	Enhanced processes to reconcile, review, and evaluate the unbilled receivables and billing in excess of revenue earned accounts.

•
Expanded controls surrounding review of financial statements with focused attention on proper presentation of elements of the financial statements, and enhanced documentation of review steps performed prior to distributing financial statements for reporting, as well as for conclusion on the financial presentation for items noted on a list of significant and unusual transactions identified for the respective reporting period.

As of December 31, 2022, management determined the enhancements to controls noted above have been in place for a sufficient period of time and has concluded, through testing, that the previously identified material weaknesses have been remediated.

(c)  Changes in Internal Control over Financial Reporting

Other than described above in 9(b), Management’s Annual Report on Internal Control over Financial reporting, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item will either be set forth under the “Executive Compensation” section in the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item will be either set forth under the sections captioned “Voting Securities and Principal Holders Thereof,” and “Executive Compensation” in the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

The following table sets forth the equity compensation plan information for the year ended December 31, 2022:

Plan Category		Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	Options	-	$-
	RSUs	2,124,251	1.40
		2,124,251	$1.40	1,868,242
Equity compensation plans not approved by security holders		-	$-	-
Total		2,124,251	$1.40	1,868,242

Table above excludes 150,000 RSUs granted under our 1995 Long-Term Incentive Plan that are settled in cash instead of shares.

For a description of the material terms of our stock-based compensation plans, see Notes to the consolidated financial statements in Item 8 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item will be either set forth under the “Directors and Executive Officers” section in the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be either set forth under the “Audit Committee Pre-Approval of Audit and Non-Audit Services” section in the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1)  List of Financial Statements

The following financial statements are included in Item 8:

GSE Systems, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firms (PCAOB ID 686)
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2022 and 2021
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements

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

10.41
Tenth Amendment and Reaffirmation Agreement, dated as of November 12, 2021. Incorporated herein by reference to Exhibit 10.41 of Form 10-K filed with the Securities and Exchange Commission on March 31, 2022.

10.42
Securities Purchase Agreement, dated as of February 23, 2022, by and between GSE Systems, Inc. and Lind Global Fund II LP, Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2022.

10.43
Senior Convertible Promissory Note due February 23, 2024 made by GSE Systems, Inc. in favor of Lind Global Fund II LP, dated February 23, 2022. Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2022.

10.44
Common Stock Purchase Warrant issued by GSE Systems, Inc. to Lind Global Fund II LP. Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2022.

10.45
First Amendment, dated as of March 9, 2022, to Securities Purchase Agreement, dated February 23, 2022 by and between GSE Systems, Inc. and Lind Global Fund II LP.  Incorporated herein by reference to Exhibit 10.45 of Form 10-K filed with the Securities and Exchange Commission on March 31, 2022.

14	Code of Ethics

14.1
Code of Ethics for the Principal Executive Officer and Senior Financial Officers. Previously filed in connection with the GSE Systems, Inc. Form 10-K filed with the Securities and Exchange Commission on March 31, 2006 and incorporated herein by reference.

21	Subsidiaries.

21.1	List of Subsidiaries of Registrant at December 31, 2020, filed herewith.

23	Consent of Independent Registered Public Accounting Firm

23.1	Consent of FORVIS LLP, filed herewith.

24	Power of Attorney

24.1	Power of Attorney for Directors’ and Officers’ Signatures on SEC Form 10-K, filed herewith.

31	Certifications

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

GSE Systems, Inc.
By:	/ s / Kyle J. Loudermilk
Chief Executive Officer

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: April 17, 2023	/s / KYLE J. LOUDERMILK
Kyle J. Loudermilk, Chief Executive Officer
(Principal Executive Officer)

Date: April 17, 2023	/ s / EMMETT A. PEPE
Emmett A. Pepe, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 17, 2023	(Kathryn O’Connor Gardner, Chairman of the Board)	By:	/ s / EMMETT A. PEPE
	(William Corey, Chairman of the Audit Committee)		Emmett A. Pepe
	(Thomas J. Dougherty, Director)		Attorney-in-Fact
(Suresh Sundaram, Director)
(Kyle Loudermilk, Director)

A Power of Attorney, dated April 17, 2023 authorizing Emmett A. Pepe to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 on behalf of certain of the directors of the Registrant is filed as Exhibit 24.1 to this Annual Report.