Form 10-Q
period 2023-03-31
GSE SYSTEMS INC
filed 2023-05-15
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)

6940 Columbia Gateway Dr., Suite 470, Columbia MD	21046
(Address of principal executive offices)	(Zip Code)

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

There were 23,560,808 shares of common stock, with a par value of $0.01 per share outstanding as of April 30, 2023.

GSE SYSTEMS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,265	$2,789
Restricted cash, current	500	1,052
Contract receivables, net of allowance for credit loss	10,464	10,064
Prepaid expenses and other current assets	1,282	2,165
Total current assets	13,511	16,070

Equipment, software and leasehold improvements, net	724	772
Software development costs, net	567	574
Goodwill	6,299	6,299
Intangible assets, net	1,526	1,687
Restricted cash - long term	1,078	535
Operating lease right-of-use assets, net	386	506
Other assets	52	53
Total assets	$24,143	$26,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term note	$2,693	$3,038
Accounts payable	1,560	1,262
Accrued expenses	2,045	2,084
Accrued compensation	1,935	1,071
Billings in excess of revenue earned	4,104	4,163
Accrued warranty	292	370
Income taxes payable	1,723	1,774
Derivative liabilities	484	603
Other current liabilities	831	1,286
Total current liabilities	15,667	15,651

Long-term note, less current portion	-	310
Operating lease liabilities noncurrent	110	160
Other noncurrent liabilities	192	144
Total liabilities	15,969	16,265

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 25,159,719 and 24,046,806 shares issued, 23,560,808 and 22,447,895 shares outstanding, respectively	252	240
Additional paid-in capital	83,860	82,911
Accumulated deficit	(72,935)	(69,927)
Accumulated other comprehensive (loss) income	(4)	6
Treasury stock at cost, 1,598,911 shares	(2,999)	(2,999)
Total stockholders’ equity	8,174	10,231
Total liabilities and stockholders’ equity	$24,143	$26,496

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022

Revenue	$10,873	$12,275
Cost of revenue	8,478	9,848
Gross profit	2,395	2,427

Operating expenses:
Selling, general and administrative	4,788	4,507
Research and development	181	142
Depreciation	48	72
Amortization of intangible assets	161	260
Total operating expenses	5,178	4,981

Operating loss	(2,783)	(2,554)

Other income and (expenses), net
Interest expense, net	(286)	(148)
Change in fair value of derivative instruments, net	69	(581)
Other income, net	10	16
Loss before income taxes	(2,990)	(3,267)

(Benefit from) provision for income taxes	(39)	167
Net loss	$(2,951)	$(3,434)

Net loss per common share - basic and diluted	$(0.13)	$(0.16)

Weighted average shares outstanding used to compute net loss per share - basic and diluted	22,933,894	20,980,046

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Net loss	$(2,951)	$(3,434)
Cumulative translation adjustment	(10)	181
Comprehensive loss	$(2,961)	$(3,253)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Three Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, January 1, 2023	24,047	$240	$82,911	$(69,927)	$6	(1,599)	$(2,999)	$10,231

Adoption of ASC 326 Current Expected Credit Losses (CECL)	-	-	-	(57)	-	-	-	(57)

Adjusted balance, January 1, 2023	24,047	240	82,911	(69,984)	6	(1,599)	(2,999)	10,174

Stock-based compensation expense	-	-	274	-	-	-	-	274
Common stock issued for RSUs vested	121	2	(2)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(58)	-	-	-	-	(58)
Foreign currency translation adjustment	-	-	-	-	(10)	-	-	(10)
Repayment of convertible note in shares	992	10	735	-	-	-	-	745
Net loss	-	-	-	(2,951)	-	-	-	(2,951)
Balance, March 31, 2023	25,160	$252	$83,860	$(72,935)	$(4)	(1,599)	$(2,999)	$8,174

Balance, January 1, 2022	22,533	$225	$80,505	$(54,584)	$(104)	(1,599)	$(2,999)	$23,043
Stock-based compensation expense	-	-	359	-	-	-	-	359
Common stock issued for RSUs vested	76	1	(1)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(86)	-	-	-	-	(86)
Foreign currency translation adjustment	-	-	-	-	181	-	-	181
Net income	-	-	-	(3,434)	-	-	-	(3,434)
Balance, March 31, 2022	22,609	$226	$80,777	$(58,018)	$77	(1,599)	$(2,999)	$20,063

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(2,951)	$(3,434)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill and intangible asset impairment charge	-	-
Depreciation	48	72
Amortization of intangible assets	161	260
Amortization of capitalized software development costs	84	83
Amortization of deferred financing costs	7	3
Amortization of debt discount	303	129
Loss on debt settled in shares	106	-
Stock-based compensation expense	285	408
Credit loss expense	32	-
Change in fair value of derivative instruments, net	(69)	581
Deferred income taxes	2	55
Changes in assets and liabilities:
Contract receivables, net	(486)	846
Prepaid expenses and other assets	876	943
Accounts payable, accrued compensation and accrued expenses	1,252	1,028
Billings in excess of revenue earned	(61)	150
Accrued warranty	(94)	15
Other liabilities	(336)	(56)
Net cash (used in) provided by operating activities	(841)	1,083

Cash flows from investing activities:
Capital expenditures	-	(81)
Capitalized software development costs	(77)	(106)
Net cash used in investing activities	(77)	(187)

Cash flows from financing activities:
Repayment of line of credit	-	(1,817)
Repayment of insurance premium financing	(243)	(282)
Proceeds from issuance of long-term debt and warrants	-	5,750
Payments of debt issuance and original discount on issuance of long-term debt and warrants	-	(968)
Principal repayment of convertible note	(319)	-
Tax paid for shares withheld	(58)	(86)
Net cash (used in) provided by financing activities	(620)	2,597

Effect of exchange rate changes on cash	5	(12)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,533)	3,481
Cash, cash equivalents and restricted cash at beginning of the period	4,376	3,550
Cash, cash equivalents and restricted cash at the end of the period	$2,843	$7,031

Cash and cash equivalents	$1,265	$5,448
Restricted cash, current	500	-
Restricted cash included in other long-term assets	1,078	1,583
Total cash, cash equivalents and restricted cash	$2,843	$7,031

Supplemental cash flow disclosures:
Non-cash financing activities
Repayment of convertible note in shares	$745	$-
Discount on issuance of convertible note	$-	$750

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet data for the year ended December 31, 2022 was derived from our audited financial statements, but it does not include all disclosures required by U.S. GAAP.

The results of operations for interim periods are not necessarily an indication of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission on April 17, 2023.

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

Liquidity and Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with U.S. GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and satisfy its liabilities and commitments in the normal course of business. Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, are only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management determined that the implemented plans to mitigate relevant conditions may not alleviate management's concerns that raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months ended April 30, 2024.

On November 4, 2022, the Company received a notification letter from NASDAQ related to NASDAQ Listing Rules informing us that the Company no longer meets the requirement to maintain a minimum bid price of $1.00 per share. The Company filed a Form 8-K on November 8, 2022, to disclose receipt of this letter. The Company had an initial 180-day period (or until May 3, 2023) to cure this deficiency by maintaining a closing bid price of $1 per share for at least 10 consecutive trading days, and if compliance was not achieved within the initial 180 calendar days we could petition NASDAQ for an additional period of 180 calendar days in which to increase the stock price. Anticipating that it would not regain compliance with the NASDAQ minimum closing bid price requirement by May 3, 2023, on April 19, 2023, the Company submitted a request for an additional 180-day period within which to regain compliance.  On May 4, 2023, the Company received a letter from NASDAQ advising that the 180-day extension – expiring on October 30, 2023 – had been granted due to the facts that the Company:

•	had met the market value of publicly held shares requirement for continuing listing,
•	had met all other listing requirements for NASDAQ (other than bid price requirement), and
•	had provided written notice to NASDAQ with a plan of how it intends to regain compliance with the bid price requirement during the second 180-day period.

The Company’s plan to regain compliance includes continuing to monitor the closing bid price of its Common Stock and, if appropriate, implementing available options including, but not limited to, undertaking a reverse stock split of its outstanding securities at a ratio within the range of one-for-five to one-to-ten, which will have the initial effect of multiplying the trading price of the Company’s Common Stock by the same ratio. Because such an action requires stockholder approval, the Company has put the matter before its stockholders for approval at the 2023 annual meeting of stockholders, which is scheduled to be held on June 12, 2023. If the stockholders approve the measure, we believe that compliance with the NASDAQ minimum bid price listing requirement will be achieved well before the expiration of the second 180-day period.  In furtherance of the Company’s plan to regain compliance, the Company has undertaken the following specific steps:

•
The Company’s Board of Directors considered and approved a resolution on April 3, 2023, to conduct a reverse stock split of one-for-five to one-to-ten, to put the matter before stockholders at the June 2023 annual meeting, and authorizing Management to file the necessary Proxy Statements to effectuate submission of the matter to stockholders;

•
The Company filed a Definitive Proxy Statement with the SEC on May 2, 2023 containing this proposal and commenced mailing of notices to stockholders with instructions for obtaining copies of the proxy materials and voting their shares;

•	Stockholders will vote on the proposed reverse stock split at the annual meeting, which is scheduled to be held on June 12, 2023; and
•
If the reverse stock split is approved by stockholders, and if the closing bid price on the Company’s Common Stock does not increase, the Board of Directors will cause the Company to effectuate the reverse stock split in a manner intended to achieve compliance well in advance of October 30, 2023.

If compliance is not achieved prior to October 30, 2023, and consequently a delisting letter is issued, the Company may request a hearing before the NASDAQ Hearing Panel with regard to delisting, which may have the effect of staying the delisting and provide the Company with the opportunity to present its further plans to regain compliance. If the Company’s Common Stock ceases to be listed on NASDAQ, Lind Global Fund II LP (“Lind Global”), as the holder of that certain two-year, secured, interest-free convertible promissory note in the amount of $5.75 million (the “Convertible Note”) (see Note 10 for further details), may deliver a notice of event of default together with a demand for payment to the Company for payment in full. If such a demand is delivered, the Company shall, within ten business days, pay all of the outstanding principal amount or, at its election, Lind Global may elect to convert all or a portion of the outstanding principal amount and the conversion price shall be adjusted to the lower of the then-current conversion price and 80% of the average of the three lowest daily variable average weighted prices during the twenty trading days prior to delivery. Additionally, if we are unable to maintain our listing on NASDAQ, it will constitute an event of default under the Convertible Note, which would trigger certain obligations under the Convertible Note including, but not limited to, causing an amount equal to 120% of the outstanding principal amount of the Convertible Note to immediately become due. Although there can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement within the time period(s) permitted by NASDAQ or maintain compliance with any of the other NASDAQ continued listing requirements, we believe we will be able to remediate the noncompliance.

The Company has incurred operating losses and has not demonstrated an ability to generate cash in excess of its operating expenses for a sustained period of time. During the year ended December 31, 2022, the Company generated a loss from operations of $14.4 million, which includes non-cash impairment charges of long-lived assets and goodwill from our Workforce Solutions segment totaling $7.5 million. During the three months ended March 31, 2023, the Company generated a loss from operations of $2.8 million. As of March 31, 2023, the Company had domestic unrestricted cash and cash equivalents of $1.3 million which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that our audited consolidated financial statements are issued.

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

Note 2 - Recent Accounting Pronouncements

Accounting pronouncements recently adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) to replace the incurred loss impairment methodology under U.S. GAAP. This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model will require the Company to use a forward-looking expected credit loss impairment methodology for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired, and require a loss be incurred before it is recognized. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The new standard will apply to accounts receivable, loans, and other financial instruments. This standard is effective for the Company beginning January 1, 2023. The Company adopted the new guidance starting January 1, 2023 on a modified retrospective basis. The impact of this ASU is reflected in the consolidated financial statements and was not material.

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

The weighted average number of common shares and common share equivalents used in the determination of basic and diluted loss per share were as follows:

(in thousands, except for share amounts)	Three months ended
	March 31,
	2023	2022
Numerator:
Net loss attributed to common stockholders	$(2,951)	$(3,434)

Denominator:
Weighted-average shares outstanding for basic earnings per share	22,933,894	20,980,046

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	22,933,894	20,980,046

Shares related to potentially dilutive securities excluded because inclusion would be anti-dilutive	2,856,032	149,271

Note 4 - Coronavirus Aid, Relief and Economic Security Act

Employee Retention Credits (ERC)

Employee retention tax credits, made available under the CARES Act, allow eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. In 2021, we applied for $5.0 million in refunds from the Internal Revenue Service with filing of our 941s and achieved $2.2 million in credits from unremitted payroll taxes as allowed. We recorded other income of $7.2 million related to the employee retention tax credits earned for the year ended December 31, 2021. As of March 31, 2023, we received cumulative employee retention tax credit refunds totaling $4.9 million of the $5.0 million in refunds sought, with remaining outstanding refunds receivable of $0.1 million which was included in the other current assets balance at March 31, 2023.

Note 5 - Contract Receivables

Contract receivables represent our unconditional rights to consideration due from our domestic and international customers. We expect to collect all contract receivables within the next twelve months.

The components of contract receivables were as follows:

(in thousands)	March 31, 2023	December 31, 2022

Billed receivables	$5,831	$6,074
Unbilled receivables	5,859	5,146
Allowance for credit loss	(1,226)	(1,156)
Total contract receivables, net	$10,464	$10,064

During the fist quarter of 2023, the Company adopted ASU 2016-13, “Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including accounts receivable. Under the new guidance, an entity recognizes its estimate of lifetime expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its contract receivables based on three portfolio segments by customer geographic location:  North America, China, Rest of World (ROW). The determination of portfolio segments is based primarily on the qualitative consideration of the nature of the Company’s business operations and the characteristics of the underlying trade receivables.

The following table sets forth the activity in the allowance for credit losses for the three months ended March 31, 2023.

(in thousands)
Beginning balance at January 1, 2023	$1,213
Current period provision for expected credit loss	9
Write-offs charged against the allowance, net of recoveries	-
Currency adjustment	4
Balance at March 31, 2023	$1,226

During the three months ended March 31, 2023, we recorded credit loss expense of $32 thousand. We recorded no credit loss expense during the three months ended March 31, 2022.

During the month of April 2023, we invoiced $3.0 million of the unbilled receivables as of March 31, 2023.

Our foreign currency denominated contract receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each reporting period into our functional currency, using the current exchange rate at the end of the period. The gain or loss resulting from such remeasurement is included in other income, net in the consolidated statements of operations. During the three months ended March 31, 2023 and 2022, we recognized a gain on remeasurement of these foreign exchange contracts of $72 thousand and $3 thousand, respectively.

As of March 31, 2023, we had one customer that accounted for 17% of our consolidated contract receivables. As of December 31, 2022, we had no customer that accounted for 10% of our consolidated contract receivables.

Note 6 - Goodwill and Intangible Assets

The Company monitors operating results and events and circumstances that may indicate potential impairment of intangible assets. Management concluded that no triggering events that occurred during the three months ended March 31, 2023 and 2022.

During September 30, 2022, we determined that the deterioration in sales, decline in revenues, delayed pipeline opportunities, and overall downward performance results and the forecast related to the Workforce Solutions business segment was material enough to be considered a triggering event that could result in impairment of our long-lived assets. We performed an interim analysis and determined an impairment existed at September 30, 2022 in accordance with ASC 350 & ASC 360. As such, we recorded an impairment of the related goodwill and definite-lived intangible assets of $7.0 million and $0.5 million, for the three and nine months ended September 30, 2022, respectively.

Management determined there were no triggering events occured during the three months March 31, 2023.

Goodwill

The following table shows the gross carrying amount and impairment of goodwill:

(in thousands)

	Goodwill	Accumulated Impairment	Net

Engineering	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	(7,040)	1,391
Net book value at March 31, 2023	$16,709	$(10,410)	$6,299

(in thousands)

	Goodwill	Accumulated Impairment	Net

Engineering	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	(7,040)	1,391
Net book value at December 31, 2022	$16,709	$(10,410)	$6,299

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangible assets:

(in thousands)	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Amortized intangible assets:
Customer relationships	$8,628	$(7,154)	$(464)	$1,010
Trade names	1,689	(1,218)	-	471
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	527	(495)	-	32
Alliance agreement	527	(514)	-	13
Others	167	(167)	-	-
Total	$12,442	$(10,452)	$(464)	$1,526

(in thousands)	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Amortized intangible assets:
Customer relationships	$8,628	$(7,050)	$(464)	$1,114
Trade names	1,689	(1,196)	-	493
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	527	(486)	-	41
Alliance agreement	527	(488)	-	39
Others	167	(167)	-	-
Total	$12,442	$(10,291)	$(464)	$1,687

Amortization expense related to definite-lived intangible assets totaled $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years and thereafter:

(in thousands)
Years ended December 31:
2023 remainder	$348
2024	332
2025	255
2026	204
2027	169
Thereafter	218
Total	$1,526

Note 7 - Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements, net consist of the following:

(in thousands)
	March 31, 2023	December 31, 2022
Computer and equipment	$2,363	$2,363
Software	2,291	2,291
Leasehold improvements	659	659
Furniture and fixtures	839	838
	6,152	6,151
Accumulated depreciation	(5,428)	(5,379)
Equipment, software and leasehold improvements, net	$724	$772

Depreciation expense was $48 thousand and $72 thousand for the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023 and December 31, 2022, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

Our convertible debt issued in February 2022 (See Note 10) includes certain embedded redemption features that are required to be bifurcated as embedded derivatives and measured at fair value on a recurring basis. We estimate the fair value using a Monte Carlo simulation based on estimates of our future stock price and assumptions about the possible redemption scenarios.

The Company used the Monte Carlo simulation model to determine the fair value of the Warrants and Cash-Settled PRSUs, which required the input of subjective assumptions. The fair value of the Warrants as of March 31, 2023 was estimated with the following assumptions.

Exercise Price	$1.94

Common Stock Price	$0.70
Risk Free Rate	3.6%
Volatility	70.0%
Term (in years)	3.9 yrs.

The following table presents assets and liabilities measured at fair value at March 31, 2023:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$217	$217
Warrant liability	-	-	267	267
Cash settled performance-vesting restricted stock units	-	-	62	62
Total liabilities	$-	$-	$546	$546

The following table presents assets and liabilities measured at fair value at December 31, 2022:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$285	$285
Warrant liability	-	-	267	267
Cash settled performance-vesting restricted stock units	-	-	51	51
Total liabilities	$-	$-	$603	$603

The following table summarizes changes in the fair value of our Level 3 liabilities during the three months ended March 31, 2023.

(in thousands)	Embedded Redemption Features	Warrant	Cash Settled PRSUs	Level 3 Total
Balance at December 31, 2022	$285	$267	$51	$603
Change in FV included in gain on derivative instruments, net	(68)	-	-	(68)
Stock compensation less payments made	-	-	11	11
Balance at March 31, 2023	$217	$267	$62	$546

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

During the three months ended March 31, 2023 and 2022, we recognized $0.3 million and $0.4 million of stock-based compensation expense related to equity awards, respectively, under the fair value method.

During the three months ended March 31, 2023, we granted approximately 45,000 restricted stock units (“RSUs”) with an aggregate fair value of approximately $33 thousand. During the three months ended March 31, 2022, we granted approximately 14,000 time-based RSUs with an aggregate fair value of approximately $24 thousand, respectively. During the three months ended March 31, 2023, we vested 184,949 RSUs compared to 121,540 RSUs vested during the three months ended March 31, 2022. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, and the remainder vest annually in equal amounts over the course of one to three years.

GSE’s 1995 long-term incentive program (“LTIP”) provides for the issuance of performance-vesting and time-vesting RSUs to certain executives and employees. Vesting of the performance-vesting restricted stock units (“PRSU”) is contingent upon the employee’s continued employment and the Company’s achievement of certain performance goals during designated performance periods as established by the Compensation Committee of the Company’s Board of Directors. We recognize compensation expense, net of estimated forfeitures, for PRSUs on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PRSUs that are expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

During the three months ended March 31, 2023, there were no PRSUs granted compared to 800,000 during the three months ended March 31, 2022, including 200,000 cash-settled grants to employees. These grants are subject to multiple vesting criteria including reaching a 20-day VWAP of $1.94 prior to the expiration of the awards, and a time-vesting restriction, which will vest in equal portions over the next 15 quarters ending December 31, 2025. During the three months ended March 31, 2023, we vested 50,000 PRSUs, of which, 12,500 PRSUs were cash-settled, respectively. No PRSUs were vested during the three months ended March 31, 2022. The market vesting criteria was achieved in April 2022 for the 800,000 PRSUs which will fully vest over the next 11 quarters.

We did not grant any stock options for the three months ended March 31, 2023 and 2022.

Note 10 - Debt

Convertible Note

On February 23, 2022, we entered into a Securities Purchase Agreement, as amended, with Lind Global, pursuant to which we issued to Lind Global the Convertible Note (see Note 1) and a common stock purchase warrant to acquire 1,283,732 shares of our Common Stock (the “Warrant”). The Convertible Note does not bear interest but was issued at a $0.75 million discount (“OID”). We received proceeds of approximately $4.8 million net of the OID and expenses.

Amount

Convertible Note issued	$5,750
Debt discount	(750)
Issuance cost:
Commitment fee	(175)
Balance of investor’s counsel fees	(43)
Net proceeds of Convertible Note	$4,782

Fair value of Warrant Liabilities on issuance	(724)
Fair value of Conversion Feature on issuance	(306)
Allocated OID costs to Convertible Note	(96)
Interest expense accrued on Convertible Note as of March 31, 2023	1,592
Principal and interest payments through March 31, 2023	(2,555)

Balance of Convertible Note as of March 31, 2023	$2,693

The Convertible Note provides for 18 monthly principal repayments of $319 thousand beginning 180 days from issuance.  Payments can be made in the form of cash, shares, or a combination of both at the discretion of GSE.

The Convertible Note is convertible into our Common Stock at any time after the earlier of six months from issuance of the Convertible Note or the date of an effective registration statement filed with the SEC covering the underlying shares. The conversion price of the Convertible Note is initially equal to $1.94 per share, subject to customary adjustments. The Convertible Note matures in February of 2024, although we are permitted to prepay the Convertible Note, provided that Lind Global shall have the option to convert up to one third of the outstanding principal of the Convertible Note at a price per share equal to the lessor of the Repayment Share price or the conversion price (as described below). The Convertible Note is guaranteed by each of our subsidiaries and is secured by a first priority lien on all of our assets. The Convertible Note is not subject to any financial covenants and events of default under the Convertible Note are limited to events related to payment, market capitalization, certain events pertaining to conversion and the underlying shares of Common Stock and other customary events including, but not limited to, bankruptcy or insolvency. Upon the occurrence of an event of default, the Convertible Note will become immediately due and payable at an amount equal to 120% of the outstanding principal, subject to any cure periods described in the Convertible Note, and the customer may demand that all or a portion of the outstanding principal amount be converted into shares of common stock at the lower of the then current conversion price and 80% of the average of the three lowest daily volume-weighted average price (“VWAPs”) during the twenty days prior to delivery of the conversion notice. If there is a change of control of the Company, Lind Global has the right to require us to prepay the outstanding principal amount of the Convertible Note.

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

The Convertible Note was evaluated as a potentially dilutive security in both periods of loss and income for diluted earnings per share purposes. The Warrant is considered a participating security and was not included in the calculation of basic earnings per share for the period ended March 31, 2023 as Company reflected net loss for this period. The Warrant will be included in the calculation of basic earnings per share in periods of net income.

The issuance costs with respect to the Convertible Note, which are recorded as a debt discount, are deferred and amortized using effective interest method as additional interest expense over the terms of the Convertible Note.

The Company incurred total interest expense related to the Convertible Note, including the amortization of the various discounts, of $303 thousand for the three months ended March 31, 2023, respectively.

Revolving Line of Credit

In February 2022, using proceeds from the Convertible Note, we repaid in full, all outstanding indebtedness of $1.8 million owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens was terminated. Certain letters of credit remain in place with Citizens. As of March 31, 2023, we had five letters of credit totaling $1.1 million outstanding to certain customers which were secured with restricted cash.

Note 11 - Product Warranty

We accrue estimated warranty costs at the time the related revenue is recognized and based on historical experience and projected claims. Our System Design and Build contracts generally include a one year base warranty on the systems. The portion of our warranty provision expected to be incurred within twelve months is classified as current within accrued warranty and totals $292 thousand, and the remaining $117 thousand is classified as long-term within other non-current liabilities.

The activity in the accrued warranty accounts during the current period is as follows:

(in thousands)
Balance at January 1, 2023	$503
Current period recovery	(75)
Current period claims	(18)
Currency adjustment	(1)
Balance at March 31, 2023	$409

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

The following table represents a disaggregation of revenue by type of goods or services for the three months ended March 31, 2023 and 2022, along with the reportable segment for each category:

	Three months ended
(in thousands)	March 31, 2023	March 31, 2022
Engineering
System Design and Build - Over time	$1,470	$1,412

Software and Support	1,189	372
Point in time	313	45
Over time	876	327

Training and Consulting Services	4,282	4,613
Point in time	196	418
Over time	4,086	4,195

Workforce Solutions
Training and Consulting Services	3,932	5,878
Point in time	119	-
Over time	3,813	5,878

Total revenue	$10,873	$12,275

The following table reflects the revenue recognized in the reporting periods that were included in contract liabilities from contracts with customers:

(in thousands)	Three months ended
	March 31, 2023	March 31, 2022
Revenue recognized in the period from amounts included in Billings in Excess of Revenue Earned at the beginning of the period	$1,850	$1,456

Note 13 - Income Taxes

The following table shows the provision for (benefit from) income taxes and our effective tax rates:

(in thousands)	Three months ended
	March 31, 2023	March 31, 2022
(Loss) income before income taxes	$(2,990)	$(3,267)
(Benefit from) provision for income taxes	(39)	167
Effective tax rate	1.3%	(5.1)%

Our income tax expense or benefit for the interim periods presented is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense for the three months ended March 31, 2023 was comprised mainly of current foreign and state tax expense, as well as deferred state tax expense related to the portion of goodwill which cannot be offset by deferred tax assets. Total income tax expense for the three months ended March 31, 2022 was comprised mainly foreign and state tax expense, as well as deferred federal and state tax expense related to the portion of goodwill which cannot be offset by deferred tax assets.

Our income effective tax rate was 1.3% and (5.1)% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the difference between our income tax benefit at an effective tax rate of 1.3% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, accruals related to uncertain tax positions for certain foreign tax contingencies, and discrete item adjustments for U.S. and foreign taxes. For the three months ended March 31, 2022, the difference between income tax expense at an effective tax rate of (5.1)% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, accruals related to uncertain tax positions for certain foreign tax contingencies, and discrete item adjustments for U.S. and foreign taxes.

Because of our net operating loss carryforwards, we are subject to U.S. federal and state income tax examinations from the year 2003 and forward and are subject to foreign tax examinations by tax authorities for years 2017 and forward.

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

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that it will continue to assess a full valuation allowance on our U.S., Chinese, and Slovakian net deferred assets as of March 31, 2023. We have determined that it is not more likely than not that the Company will realize the benefits of its deferred taxes in the U.S. and foreign jurisdictions.

Note 14 - Leases

We have lease agreements with lease and non-lease components, which are accounted for as a single lease. We apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities. The operating lease ROU amortization was $120 thousand and $153 thousand for the three months ended March 31, 2023 and 2022, respectively.

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets:

(in thousands)
		As of
Operating Leases	Classification	March 31, 2023	December 31, 2022

Leased Assets
Operating lease - right of use assets	Long term assets	$386	$506

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	306	418
Operating lease liabilities	Long term liabilities	110	160
		$416	$578

We entered into a lease agreement to lease 2,200 square feet of office space on September 26, 2022, and the lease term will end on November 30, 2024. On December 15, 2022, we terminated our lease for 1332 Londontown Boulevard, Eldersburg, Maryland (our former headquarters) and entered into a release and settlement agreement whereby we agreed to pay, and the landlord agreed to accept, a reduced monthly payment through May 1, 2023 in exchange for early termination of the lease. As a part of this agreement, we assigned both active subleases to the landlord effective as of the execution date.

The table below summarizes lease income and expense recorded in the consolidated statements of operations incurred during three months ended March 31, 2023 and 2022, (in thousands):

		Three months ended
Lease Cost	Classification	March 31, 2023	March 31, 2022

Operating lease cost (1)	Selling, general and administrative expenses	$128	$186
Short-term leases costs (2)	Selling, general and administrative expenses	15	15
Sublease income (3)	Selling, general and administrative expenses	-	(18)
Net lease cost		$143	$183

(1) Includes variable lease costs which are immaterial.
(2) Includes leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of two tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of March 31, 2023 are as follows (in thousands):

(in thousands)	Gross Future Minimum Lease Payments
2023 remainder	$266
2024	151
2025	10
2026	3
2027	-
Total lease payments	$430
Less: Interest	14
Present value of lease payments	$416

We calculated the weighted-average remaining lease term, presented in years below and the weighted-average discount rate for our operating leases. As noted in our lease accounting policy, we use the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	1.73	1.51
Weighted-average discount rate
Operating leases	5.00%	5.00%

The table below sets out the classification of lease payments in the consolidated statement of cash flows.

(in thousands)	Three months ended
Cash paid for amounts included in measurement of liabilities	March 31, 2023	March 31, 2022
Operating cash flows used in operating leases	$169	$299

Note 15 - Segment Information

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

(in thousands)	Three months ended
	March 31, 2023	March 31, 2022
Revenue:
Engineering	$6,942	$6,397
Workforce Solutions	3,931	5,878
Total revenue	$10,873	$12,275

Gross Profit
Engineering	$1,880	$1,815
Workforce Solutions	515	612
Total gross profit	$2,395	$2,427

Operating loss
Engineering	$(2,424)	$(2,395)
Workforce Solutions	(359)	(159)
Operating loss	(2,783)	(2,554)

Interest expense, net	(286)	(148)
Change in fair value of derivative instruments, net	69	(581)
Other income, net	10	16
Loss before income taxes	$(2,990)	$(3,267)

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

22

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

We are a leading provider of professional and technical engineering, staffing services and simulation software to clients in the power and process industries. Our primary market is the nuclear power industry, predominantly in the United States, but also serving the global nuclear sector with projects in the United Kingdom, Slovakia, Korea, Japan and elsewhere. We also serve natural adjacencies to the commercial nuclear power market such as the United States Department of Energy, and the broader nuclear ecosystem. We additionally serve other heavy industry sectors such as refining, petrochemical, Liquefied Natural Gas (“LNG”) and others, with staffing services and our simulation technology and know-how. We provide customers with simulation, engineering and plant services that help clients reduce risks associated with operating their plants, increase revenue through improved plant and employee performance, and lower costs through improved operational efficiency. In addition, we provide professional services that help clients fill key vacancies in their respective organizations, primarily in procedures, engineering, technical support and training focused on regulatory compliance and certification in the nuclear power industry. Our operations also include interactive computer-based tutorials and simulation software for the refining, chemical, and petrochemical industries.

General Business Environment

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

Engineering (approximately 64% of revenue for the three months ended March 31, 2023)

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

Workforce Solutions (approximately 36% of revenue for the three months ended March 31, 2023)

The Workforce Solutions segment supports entire project lifecycles and provides highly specialized and skilled talent throughout the energy and engineering industries. Hyperspring provides training and professional service solutions.  Absolute, provides technical and professional staffing and procedure writing experts. Together, our Workforce Solutions team reduces risk and costs, boosts agility and responsiveness, to eliminate non-productive time, all while providing timely, flexible, and effective solutions. Examples of some of the highly skilled positions we fill are senior reactor operations instructors, procedure writers, project managers, engineers, work management specialists, planners and training material developers. These employees work at our clients’ facilities under client direction. The business model, management focus, margins and other factors clearly separate the business line from the rest of our product and service portfolio. We have been providing these services since 1997.

Financial information is provided in Note 15 of the accompanying consolidated financial statements regarding our business segments.

Business Strategy

Serve existing customers and adjacencies with compelling solutions with a focus on decarbonization:

Our objective has been to create a leading business focused on decarbonizing the power industries by providing a diverse set of highly unique and essential services and technologies, primarily in the nuclear power industry. We are now one of the few, publicly traded engineering and technology companies serving the zero-carbon energy sector of nuclear power and adjacent nuclear markets in Department of Energy, US Navy and related sectors. As a result of this effort and established leadership in key sectors, we are positioned to expand into essential clean energy opportunities that may arise such as wind, solar, hydrogen production, and others. The engineering services and technology that we provide to industry are focused on essential capabilities to help plants extend their operating lifetimes, capture the value of the power they produce on to the grid, produce more power from existing assets, and most importantly operate safely in an optimal manner. In 2023, we are keenly focused on organic growth in the sectors we serve by: cross-selling and upselling in our existing markets as we focus on delivering significant value to our customers; creating new and compelling solutions in-house as a result of advancements in our technology offerings in partnership with industry early adopters focused on critical business needs; developing new services through combination of our expertise; expanding into compelling adjacent markets such as clean energy as they may arise with renewed sales focus. The focus on organic growth reflects our need to grow in a self-funded manner to achieve cash flow break even and, ultimately, recover to our pre-pandemic revenue levels.

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

Our Company is positioned to take advantage of the recovery if and when it occurs. As a result of a rejuvenated cross-sell and upsell effort, we are equipped to take this new approach to the market. In particular, with the Infrastructure Investment and Jobs Act, for the first time there are specific economic incentives from the US Government for nuclear power development and the production of more nuclear baseload power to the grid. We are eager for these incentives to flow to industry spurring the capital investment required to extend the lifetime of the plants and production of more power. With economic incentives in place, the industry can now plan to make such investments. The challenge we are seeing is that the industry is still slow to advance investments that will result in an uptick in business for companies like GSE that serve the section. Although we believe it is only a matter of time until this rollout progresses but the current pace presents a challenge in the interim. As a key provider of essential services to the nuclear power sector, with a focus on decarbonization, we are poised to benefit from industry investment as it rolls out to the vendor ecosystem. As mentioned, we have spent significant effort during 2022 to retool our Workforce Solutions sales and recruiting efforts and brought in key engineering talent to retool our efforts for the Engineering business. We have also spent significant effort putting in place Master Services Agreements (“MSAs”) with key utility operators. Having this commercial infrastructure in place is a significant step forward to facilitate ease of consumption of our solutions once a decision to do so is made by clients’ prospects.

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

In the area of engineering simulations, we deliver nuclear core and Balance-of-Plant modeling and visualization systems to the industry. To address the nuclear industry’s need for more accurate simulation of both normal and accident scenarios, we provide our DesignEP® and RELAP5-HD® solutions. Our entire JADETM suite of simulation software, including industry leading JTOPMERET® and JElectricTM software, provides the most accurate simulation of Balance-of-Plant and electrical systems available to the nuclear and fossil plant simulation market. The significant enhancements we have made to our SimExec® and OpenSimTM platforms enable customers to be more efficient in the daily operation of their simulators. We have brought SimExec® and OpenSimTM together into a next generation unified environment that adds new capabilities as requested by clients and driven by market need.

Additionally, enhancements to training content and delivery continue through the EnVision On-Demand platform, allowing our customers to access training content from anywhere in synchronous and asynchronous modes, thus increasing their efficiency and reducing infrastructure costs. We intend to continue to make pragmatic and measured investments in R&D that first and foremost are driven by the market and complement our growth strategy. Such investments in R&D may result in on-going enhancement of existing solutions as well as the creation of new solutions to serve our target markets, ensuring that we add greater value that is easier to use, at lower total cost of ownership than any alternative available to customers. We have pioneered a number of industry standards and intend to continue to be one of the most innovative companies in our industry. During the three months ended March 31, 2023 and 2022, we had R&D expenditures totaling $181 thousand and $142 thousand, respectively.

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

Employees

As of March 31, 2023, we had approximately 292 employees, which includes approximately 199 employees in our Engineering segment and approximately 93 employees in our Workforce Solutions segment.

Backlog

As of March 31, 2023, we had approximately $40.9 million of total gross revenue backlog, which included $31.4 million of Performance backlog and $9.5 million of Workforce Solutions backlog. As of December 31, 2022, our backlog was $32.9 million with $23.8 million attributed to our Engineering segment and $9.1 million to Workforce Solutions. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third-party or pass-through costs to subcontractors and other parties. Because backlog is not a U.S. GAAP measurement, our computation of backlog may not necessarily be comparable to that of our industry peers.

Results of Operations

The following table sets forth our results of operations, expressed in thousands of dollars and as a percentage of revenue:

	Three months ended
(in thousands)	March 31, 2023		March 31, 2022
	$	%	$	%
Revenue	$10,873	100.0%	$12,275	100.0%
Cost of revenue	8,478	78.0%	9,848	80.2%
Gross profit	2,395	22.0%	2,427	19.8%

Operating expenses:
Selling, general and administrative	4,788	44.0%	4,507	36.7%
Research and development	181	1.7%	142	1.2%
Depreciation	48	0.4%	72	0.6%
Amortization of intangible assets	161	1.5%	260	2.1%
Total operating expenses	5,178	47.6%	4,981	40.6%
Operating loss	(2,783)	(25.7)%	(2,554)	(20.9)%
Interest expense, net	(286)	(2.6)%	(148)	(1.2)%
Change in fair value of derivative instruments, net	69	0.6%	(581)	(4.7)%
Other income, net	10	0.1%	16	0.1%
Loss before income taxes	(2,990)	(27.5)%	(3,267)	(26.6)%
(Benefit from) provision for income taxes	(39)	(0.4)%	167	1.4%
Net loss	$(2,951)	(27.1)%	$(3,434)	(28.0)%

Revenue

Revenue for the three months ended March 31, 2023 totaled $10.9 million, which was 11% less than the $12.3 million of revenue for the three months ended March 31, 2022.
	Three months ended
(in thousands)	March 31, 2023	March 31, 2022	Change
Revenue:			$	%
Engineering	$6,942	$6,397	545	9%
Workforce Solutions	3,931	5,878	(1,947)	(33)%
Total revenue	$10,873	$12,275	(1,402)	(11)%

Engineering revenue increased 9% from $6.4 million to $6.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase of revenue was primarily attributable to increased work on Percentage of Completion (“POC”) and improved utilization of personnel on T&M projects. We recorded total Engineering orders of $14.7 million and $6.4 million for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023, Workforce Solutions revenue decreased 33% to $3.9 million compared to revenue of $5.9 million for the three months ended March 31, 2022. The decrease in revenue was due to fewer contracts being serviced in Q1 2023 compared to Q1 2022. We recorded total new orders of $4.4 million and $4.7 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, our backlog was $40.9 million, of which, $31.4 million was attributed to the Engineering segment and $9.5 million was attributed to the Workforce Solutions segment. As of December 31, 2022, our backlog was $32.9 million with $23.8 million attributed to our Engineering segment and $9.1 million to Workforce Solutions.

Gross Profit

Gross profit was $2.4 million or 22.0% of revenue and $2.4 million or 19.8% of revenue for the three months ended March 31, 2023 and 2022, respectively.

	Three months ended
	March 31, 2023		March 31, 2022
(in thousands)	$	%	$	%
Gross profit:
Engineering	$1,880	27.1%	$1,815	28.4%
Workforce Solutions	515	13.1%	612	10.4%
Total gross profit	$2,395	22.0%	$2,427	19.8%

The Engineering segment’s gross profit increased by $0.1 million during three months ended March 31, 2023 over three months ended March 31, 2022. The increase is primarily related to an improved mix of higher margins projects, shorter lead times and improved processes, and the 1.3% decrease in margin percentage is driven by low utilization in our Design and Analysis business.

The Workforce Solutions segment’s gross profit decreased by $0.1 million during three months ended March 31, 2023 over three months ended March 31, 2022. The decrease in gross profit was primarily due to the reduction in the demand from existing customers for additional workforce professionals, and the 2.7% increase in margin percentage is driven by direct hire fees in Q1 2023 which contribute revenue with no corresponding costs.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses totaled $4.8 million and $4.5 million for the three months ended March 31, 2023 and 2022, respectively. Fluctuations in the components of SG&A spending were as follows.

	Three months ended
(in thousands)	March 31, 2023%		March 31, 2022%

Selling, general and administrative expenses:
Corporate charges	$3,486	72.8%	$3,482	77.3%
Business development	1,116	23.3%	839	18.6%
Facility operation & maintenance (O&M)	141	2.9%	177	3.9%
Credit loss expense	32	0.7%	-	0.0%
Other	13	0.3%	9	0.2%
Total	$4,788	100.0%	$4,507	100.0%

Corporate charges

During the three months ended March 31, 2023, corporate charges increased by $4 thousand over the same period of the prior year.

Business development expenses

Business development expense increased $0.3 million during the three months ended March 31, 2023 over the same period of the prior fiscal year. The increase was primarily driven by additional labor and burden and commission expense in Q1 2023.

Facility operation & maintenance (“O&M”)

Facility O&M expenses decreased $36 thousand for three months ended March 31, 2023, respectively, compared to the same period in 2022. The decrease in facility O&M during fiscal 2023 was mainly due to the termination of the Sykesville lease in December 2022.

Credit loss expense

We recorded $32 thousand credit loss expense during the three months ended March 31, 2023. We recorded no credit loss expense during the three months ended March 31, 2022.

Research and development

Research and development costs consist primarily of software engineering personnel and other related costs. Research and development costs, net of capitalized software, totaled $181 thousand and $142 thousand for the three months ended March 31, 2023 and 2022, respectively.

Depreciation

We recorded depreciation expense of $48 thousand and $72 thousand for the three months ended March 31, 2023 and 2022, respectively. The reduction of $24 thousand for the three months ended March 31, 2023 over the same period in 2022 was due primarily to additional assets becoming fully depreciated.

Amortization of intangible assets

Amortization expense related to definite-lived intangible assets totaled $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Interest expense, net

Interest expense totaled $286 thousand and $148 thousand for the three months ended March 31, 2023 and 2022, respectively. The increase was mainly due to an increase in total indebtedness compared to Q1 2022.

Other (loss) income, net

For the three months ended March 31, 2023 and 2022, we recognized other (loss) income, net of $10 thousand and $16 thousand, respectively.

Income taxes (benefit) expense

Income tax (benefit) expense for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax benefit of $(39) thousand for the three months ended March 31, 2023 was comprised mainly of current foreign and state tax expense and deferred state tax expense related to the portion of goodwill which cannot be offset by deferred tax assets. Total income tax expense of $167 thousand for the three months ended March 31, 2022 was comprised mainly of current foreign and state tax expense and deferred federal and state tax expense related to the portion of goodwill which cannot be offset by deferred tax assets.

Our income tax effective rate was 1.3% and (5.1)% for the three months ended March 31, 2023 and 2022, respectively. The difference between our income tax benefit at an effective tax rate of 1.3% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, accruals related to uncertain tax positions for certain foreign tax contingencies, and discrete item adjustments for U.S. and foreign taxes. For the three months ended March 31, 2022, the difference between the income tax expense at an effective tax rate of (5.1)% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, accruals related to uncertain tax positions for certain foreign tax contingencies, and discrete item adjustments for U.S. and foreign taxes.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, Management makes several estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses. Our most significant estimates relate to revenue recognition on contracts with customers, product warranties, valuation of goodwill and intangible assets acquired, valuation of stock-based compensation awards and the recoverability of deferred tax assets. These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our most recent Annual Report on Form 10-K, filed with the SEC on April 17, 2023. In addition, in the quarter ended March 31, 2022, we established mark-to-market liabilities related to certain common stock purchase warrants and certain embedded features included in our convertible debt. The fair values of these are estimated upon issuance and at each reporting period thereafter. For all accounting policies described in this document, management cautions that future events rarely develop exactly as forecasted and even our best estimates may require adjustment as facts and circumstances change.

Liquidity and Capital Resources

As of March 31, 2023, our cash, cash equivalents and restricted cash totaled $2.8 million, compared to $4.4 million as of December 31, 2022.

As of March 31, 2023, we have current restricted cash and long-term restricted cash of $0.5 million and $1.1 million, respectively. We have restricted cash of $1.1 million to secure four letters of credit with various customers and $0.5 million to secure our corporate credit card program.

Management believes the Company is positioned for growth and a rebound from the COVID-19 pandemic, the Company has determined that there is substantial doubt about our ability to continue as a going concern through May 31, 2024. The inability to generate sufficient cash flows to satisfy repayment obligations or to refinance or restructure debt obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition, results of operations and cash flows.

For the three months ended March 31, 2023 and 2022, net cash used in operating activities were $0.8 million and net cash provided by operating activities were $1.1 million, respectively. The decrease in cash flows provided by operating activities was primarily driven by decreased collections in the three months ended March 31, 2023.

Net cash used in investing activities totaled $0.1 million and 0.2 million for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, net cash used in financing activities was $(0.6) million and net cash provided by financing activities was $2.6 million, respectively. The decrease in cash provided by financing activities of $(3.2) million was primarily driven by $5 million of proceeds received from issuance of Convertible Note, offset by a $1.8 million repayment of the line of credit and a $0.2 million repayment of Convertible Note during the three months ended March 31, 2022.

Credit Facilities

On February 23, 2022, the Company issued a Convertible Note (further described in Note 10 to Consolidated Financial Statements). The proceeds received from the Convertible Note were used to repay in full, all outstanding indebtedness of $1.8 million owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens has been terminated. As of March 31, 2023, we had five letters of credit totaling $1.1 million outstanding to certain customers which were secured with restricted cash.

Non-GAAP Financial Measures

Adjusted EBITDA

References to “EBITDA” mean net loss, before taking into account interest expense, provision for income taxes, depreciation and amortization. References to Adjusted EBITDA exclude the stock-based compensation expense and change in fair value of derivative instruments. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other GAAP measures, are useful to investors to evaluate our results because it excludes certain items that are not directly related to our core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation G follows:

(in thousands)
	Three months ended
	March 31, 2023	March 31, 2022
Net loss	$(2,951)	$(3,434)
Interest expense, net	286	148
Provision for income taxes	(39)	167
Depreciation and amortization	294	415
EBITDA	(2,410)	(2,704)
Stock-based compensation expense	285	408
Change in fair value of derivative instruments, net	(69)	581
Adjusted EBITDA	$(2,194)	$(1,715)

Adjusted Net Loss and Adjusted Loss per Share Reconciliation

References to Adjusted net loss exclude the impact of stock-based compensation expense, change in fair value of derivative instruments and amortization of intangible assets related to acquisitions. Adjusted net loss and adjusted loss per share (adjusted EPS) are not measures of financial performance under GAAP. Management believes adjusted net loss and adjusted EPS, in addition to other GAAP measures, are useful by investors to evaluate our results because they exclude certain items that are not directly related to our core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP. A reconciliation of non-GAAP adjusted net loss and adjusted EPS to GAAP net loss, the most directly comparable GAAP financial measure, is as follows:

(in thousands)	Three months ended
	March 31, 2023	March 31, 2022

Net loss	$(2,951)	$(3,434)
Stock-based compensation expense	285	408
Change in fair value of derivative instruments, net	(69)	581
Amortization of intangible assets related to acquisitions	161	260
Adjusted net loss	$(2,574)	$(2,185)

Adjusted loss per common share – Diluted	$(0.11)	$(0.10)

Weighted average shares outstanding used to compute adjusted net loss per share - basic and diluted(1)	22,933,894	20,980,046

(1) During the three months ended March 31, 2023 and 2022, we reported a GAAP net loss and an adjusted net loss. Accordingly, there were no dilutive shares from RSUs included in the adjusted earnings per share calculation that were considered anti-dilutive when calculating the net loss per share.

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

None.

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

Date: May 15, 2023
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)