Form 10-Q
period 2023-06-30
GSE SYSTEMS INC
filed 2023-08-16
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)

6940 Columbia Gateway Dr., Suite 470, Columbia MD	21046
(Address of principal executive offices)	(Zip Code)

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

There were 24,802,296 shares of common stock, with a par value of $0.01 per share outstanding as of July 31, 2023.

GSE SYSTEMS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,775	$2,789
Restricted cash, current	500	1,052
Contract receivables, net of allowance for credit loss	10,190	10,064
Prepaid expenses and other current assets	830	2,165
Total current assets	13,295	16,070

Equipment, software and leasehold improvements, net	682	772
Software development costs, net	646	574
Goodwill	6,299	6,299
Intangible assets, net	1,395	1,687
Restricted cash - long term	1,080	535
Operating lease right-of-use assets, net	609	506
Other assets	42	53
Total assets	$24,048	$26,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term note	$851	$3,038
Accounts payable	1,719	1,262
Accrued expenses	2,490	2,084
Accrued compensation	1,842	1,071
Billings in excess of revenue earned	3,157	4,163
Accrued warranty	276	370
Income taxes payable	1,731	1,774
Derivative liabilities	1,718	603
Other current liabilities	483	1,286
Total current liabilities	14,267	15,651

Long-term note, less current portion	1,670	310
Operating lease liabilities noncurrent	358	160
Other noncurrent liabilities	214	144
Total liabilities	16,509	16,265

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 26,401,207 and 24,046,806 shares issued, 24,802,296 and 22,447,895 shares outstanding, respectively	264	240
Additional paid-in capital	84,641	82,911
Accumulated deficit	(74,433)	(69,927)
Accumulated other comprehensive income	66	6
Treasury stock at cost, 1,598,911 shares	(2,999)	(2,999)
Total stockholders’ equity	7,539	10,231
Total liabilities and stockholders’ equity	$24,048	$26,496

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue	$12,387	$12,745	$23,260	$25,020
Cost of revenue	9,172	9,573	17,650	19,421
Gross profit	3,215	3,172	5,610	5,599
Operating expenses:
Selling, general and administrative	3,653	4,410	8,441	8,917
Research and development	154	182	335	324
Depreciation	53	72	101	144
Amortization of intangible assets	131	231	292	491
Total operating expenses	3,991	4,895	9,169	9,876
Operating loss	(776)	(1,723)	(3,559)	(4,277)

Interest expense, net	(767)	(358)	(1,053)	(506)
Change in fair value of derivative instruments, net	171	695	240	114
Other loss, net	(98)	(72)	(88)	(56)
Loss before income taxes	(1,470)	(1,458)	(4,460)	(4,725)
Provision for (benefit from) income taxes	28	(57)	(11)	110
Net loss	$(1,498)	$(1,401)	$(4,449)	$(4,835)

Net loss per common share - basic and diluted	$(0.06)	$(0.07)	$(0.19)	$(0.23)

Weighted average shares outstanding used to compute net loss per share - basic and diluted	24,188,265	21,033,447	23,564,133	21,006,910

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(1,498)	$(1,401)	$(4,449)	$(4,835)
Cumulative translation adjustment	70	(106)	60	75
Comprehensive loss	$(1,428)	$(1,507)	$(4,389)	$(4,760)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Six Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, January 1, 2023	24,047	$240	$82,911	$(69,927)	$6	(1,599)	$(2,999)	$10,231

Adoption of ASC 326 Current Expected Credit Losses (CECL)	-	-	-	(57)	-	-	-	(57)

Adjusted balance, January 1, 2023	24,047	240	82,911	(69,984)	6	(1,599)	(2,999)	10,174

Stock-based compensation expense	-	-	537	-	-	-	-	537
Common stock issued for RSUs vested	380	4	(4)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(77)	-	-	-	-	(77)
Foreign currency translation adjustment	-	-	-	-	60	-	-	60
Repayment of convertible note in shares	1,974	20	1,274	-	-	-	-	1,294
Net loss	-	-	-	(4,449)	-	-	-	(4,449)

Balance, June 30, 2023	26,401	$264	$84,641	$(74,433)	$66	(1,599)	$(2,999)	$7,539

Balance, January 1, 2022	22,533	$225	$80,505	$(54,584)	$(104)	(1,599)	$(2,999)	$23,043

Stock-based compensation expense	-	-	1,025	-	-	-	-	1,025
Common stock issued for RSUs vested	317	3	(3)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(203)	-	-	-	-	(203)
Foreign currency translation adjustment	-	-	-	-	75	-	-	75
Net income	-	-	-	(4,835)	-	-	-	(4,835)

Balance, June 30, 2022	22,850	$228	$81,324	$(59,419)	$(29)	(1,599)	$(2,999)	$19,105

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Three Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, April 1, 2023	25,160	$252	$83,860	$(72,935)	$(4)	(1,599)	$(2,999)	$8,174

Stock-based compensation expense	-	-	263	-	-	-	-	263
Common stock issued for RSUs vested	259	2	(2)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(19)	-	-	-	-	(19)
Foreign currency translation adjustment	-	-	-	-	70	-	-	70
Repayment of convertible note in shares	982	10	539	-	-	-	-	549
Net loss	-	-	-	(1,498)	-	-	-	(1,498)

Balance, June 30, 2023	26,401	$264	$84,641	$(74,433)	$66	(1,599)	$(2,999)	$7,539

Balance, April 1, 2022	22,609	$226	$80,777	$(58,018)	$77	(1,599)	$(2,999)	$20,063

Stock-based compensation expense	-	-	666	-	-	-	-	666
Common stock issued for RSUs vested	241	2	(2)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(117)	-	-	-	-	(117)
Foreign currency translation adjustment	-	-	-	-	(106)	-	-	(106)
Net income	-	-	-	(1,401)	-	-	-	(1,401)

Balance, June 30, 2022	22,850	$228	$81,324	$(59,419)	$(29)	(1,599)	$(2,999)	$19,105

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(4,449)	$(4,835)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	101	144
Amortization of intangible assets	292	491
Amortization of capitalized software development costs	167	167
Amortization of deferred financing costs	15	7
Amortization of debt discount	556	482
Loss on debt settled in shares	145	-
Stock-based compensation expense	531	1,101
Credit loss expense	30	97
Change in fair value of derivative instruments, net	(240)	(114)
Foreign currency transaction (gain) loss	135	187
Deferred income taxes	6	77
Changes in assets and liabilities:
Contract receivables, net	(254)	1,578
Prepaid expenses and other assets	1,472	3,020
Accounts payable, accrued compensation and accrued expenses	1,724	379
Billings in excess of revenue earned	(992)	(588)
Accrued warranty	(72)	(138)
Other liabilities	10	(416)
Net cash (used in) provided by operating activities	(823)	1,639

Cash flows from investing activities:
Capital expenditures	(13)	(134)
Capitalized software development costs	(239)	(206)
Net cash used in investing activities	(252)	(340)

Cash flows from financing activities:
Repayment of line of credit	-	(1,817)
Repayment of insurance premium financing	(486)	(594)
Proceeds from issuance of long-term debt and warrants	1,800	5,750
Payments of debt issuance and original discount on issuance of long-term debt and warrants	(386)	(968)
Principal repayment of convertible note	(768)	-
Tax paid for shares withheld	(77)	(203)
Net cash provided by financing activities	83	2,168

Effect of exchange rate changes on cash	(29)	(70)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,021)	3,397
Cash, cash equivalents and restricted cash at beginning of the period	4,376	3,550
Cash, cash equivalents and restricted cash at the end of the period	$3,355	$6,947

Cash and cash equivalents	$1,775	$5,364
Restricted cash, current	500	632
Restricted cash included in other long-term assets	1,080	951
Total cash, cash equivalents and restricted cash	$3,355	$6,947

Supplemental cash flow disclosures:
Non-cash financing activities
Repayment of convertible note in shares	$1,293	$-
Establishment of new right-of-use assets	1,294	-
Establishment of new operating lease liability	(333)	-
Discount on issuance of convertible note	$300	$750

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to revenue recognition on contracts with customers, product warranties, valuation of goodwill and intangible assets acquired including the determination of fair value in impairment tests, valuation of long-lived assets to be disposed of, valuation of stock-based compensation awards, the recoverability of deferred tax assets, and valuation of warrants and derivative liabilities related to our convertible notes. Actual results of these and other items not listed could differ from these estimates and those differences could be material.

Liquidity and Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with U.S. GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and satisfy its liabilities and commitments in the normal course of business. Pursuant to the requirements of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, are only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management determined that the implemented plans to mitigate relevant conditions may not alleviate management’s concerns that raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months ended August 17, 2024.

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

The Company’s plan to regain compliance includes continuing to monitor the closing bid price of its Common Stock and, if appropriate, implementing available options including, but not limited to, undertaking a reverse stock split of its outstanding securities at a ratio within the range of one-for-five to one-to-ten, which will have the initial effect of multiplying the trading price of the Company’s Common Stock by the same ratio. Because such an action requires stockholder approval, the Company put the matter before its stockholders for approval at the 2023 annual meeting of stockholders, which was held on June 12, 2023. The Company’s stockholders approved the proposal and, unless the Company’s Common Stock maintains a closing bid price of $1 per share for at least 10 consecutive trading days, the Company intends to effect a reverse stock split of its outstanding Common Stock at a ratio within the range of one-for-five to one-to-ten prior to October 30, 2023. We believe that compliance with the NASDAQ minimum bid price listing requirement will be achieved before the expiration of the second 180-day period.

If compliance is not achieved prior to October 30, 2023, and consequently a delisting letter is issued, the Company may request a hearing before the NASDAQ Hearing Panel with regard to delisting, which may have the effect of staying the delisting and provide the Company with the opportunity to present its further plans to regain compliance. If the Company’s Common Stock ceases to be listed on NASDAQ, Lind Global Fund II LP (“Lind Global”), as the holder of that certain convertible promissory note in the amount of $5,750,000 (as amended, the “2022 Convertible Note”) and that certain convertible promissory note in the amount of $1,800,000 (the “2023 Convertible Note” and, together with the 2022 Convertible Note, the “Convertible Notes”) (see Note 10 for further details), may deliver a notice of event of default together with a demand for payment to the Company for payment in full. If such a demand is delivered, the Company shall, within ten business days, pay all of the outstanding principal amount or, at its election, Lind Global may elect to convert all or a portion of the outstanding principal amount and the conversion price shall be adjusted to the lower of the then-current conversion price and 80% of the average of the three lowest daily variable average weighted prices during the twenty trading days prior to delivery. Additionally, if we are unable to maintain our listing on NASDAQ, it will constitute an event of default under the Convertible Notes, which would trigger certain obligations under the Convertible Notes including, but not limited to, causing an amount equal to 120% of the outstanding principal amount of the Convertible Notes to immediately become due. Although there can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement within the time period(s) permitted by NASDAQ or maintain compliance with any of the other NASDAQ continued listing requirements, having obtained the required stockholder vote at our annual meeting, we believe we will be able to remediate the noncompliance.

The Company has incurred operating losses and has not demonstrated an ability to generate cash in excess of its operating expenses for a sustained period of time. During the year ended December 31, 2022, the Company generated a loss from operations of $14.4 million, which includes non-cash impairment charges of long-lived assets and goodwill from our Workforce Solutions segment totaling $7.5 million. During the six months ended June 30, 2023, the Company generated a $0.8 million loss on net cash used in operating activities. As of June 30, 2023, the Company had domestic unrestricted cash and cash equivalents of $1.8 million which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that our audited consolidated financial statements are issued.

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

Note 3 - Basic and Diluted Loss per Share

Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average shares outstanding for the potential dilution that could occur if outstanding RSU’s, stock options and warrants were exercised. Basic and diluted earnings per share are based on the weighted average number of outstanding shares for the period.

The number of common shares and common share equivalents used in the determination of basic and diluted loss per common share were as follows:

(in thousands, except for share data)	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net loss attributed to common stockholders	$(1,498)	$(1,401)	$(4,449)	$(4,835)

Denominator:
Weighted-average shares outstanding for basic earnings per share	24,188,265	21,033,447	23,564,133	21,006,910

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	24,188,265	21,033,447	23,564,133	21,006,910

Total shares considered for dilution	11,769,795	5,352,245	12,263,781	5,352,245

Note 4 - Coronavirus Aid, Relief and Economic Security Act

Employee Retention Credits (ERC)

Employee retention tax credits, made available under the CARES Act, allow eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. In 2021, we applied for $5.0 million in refunds from the Internal Revenue Service with filing of our 941s and achieved $2.2 million in credits from unremitted payroll taxes as allowed. We recorded other income of $7.2 million related to the employee retention tax credits earned for the year ended December 31, 2021. During the three months ended June 30, 2023, we received $0.1 million refund, closing out our Employee tax refund credits totaling $5.0 million.

Note 5 - Contract Receivables

Contract receivables represent our unconditional rights to consideration due from our domestic and international customers. We expect to collect all contract receivables within the next twelve months.

The components of contract receivables were as follows:

(in thousands)	June 30, 2023	December 31, 2022

Billed receivables	$4,059	$6,074
Unbilled receivables	6,590	5,146
Allowance for credit loss	(459)	(1,156)
Total contract receivables, net	$10,190	$10,064

During the first quarter of 2023, the Company adopted ASU 2016-13, “Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including accounts receivable. Under the new guidance, an entity recognizes its estimate of lifetime expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its contract receivables based on three portfolio segments by customer geographic location:  North America, China, Rest of World (ROW). The determination of portfolio segments is based primarily on the qualitative consideration of the nature of the Company’s business operations and the characteristics of the underlying trade receivables.

The following table sets forth the activity in the allowance for credit losses for the three months ended June 30, 2023.

(in thousands)
Beginning balance at January 1, 2023	$1,156
Adoption of ASC326 Current Expected Credit Losses (CECL)	57
Adjusted balance at January 1, 2023	1,213
Current period provision for expected credit loss	7
Write-offs charged against the allowance, net of recoveries	(722)
Currency adjustment	(39)
Balance at June 30, 2023	$459

During the three months ended June 30, 2023 and 2022, we recorded credit (recovery) loss expense of $(2) thousand and $97 thousand, respectively. During the six months ended June 30, 2023 and 2022, we recorded credit loss expense of $30 thousand and  $97 thousand, respectively. The write-offs charged against the allowance, net of recoveries is related to a  an unbilled receivable balance for a customer contract with our GSE Beijing entity, and had been fully reserved during the year ended 2021. During the three and six months ended June 30, 2023, management determine this amount to be fully uncollectible and has been written off  against the allowance.

During the month of July 2023, we invoiced $3.8 million of the unbilled receivables as of June 30, 2023.

Our foreign currency denominated contract receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each reporting period into our functional currency, using the current exchange rate at the end of the period. The gain or loss resulting from such remeasurement is included in other income, net in the consolidated statements of operations. During the three months ended June 30, 2023 and 2022, we recognized a (loss) gain on remeasurement of these foreign exchange contracts of ($55) thousand and $51 thousand, respectively. During the six months ended June 30, 2023 and 2022, we recognized a gain on remeasurement of these foreign exchange contracts of $17 thousand and $54 thousand, respectively.

Note 6 - Goodwill and Intangible Assets

The Company monitors operating results and events and circumstances that may indicate potential impairment of intangible assets. Management concluded that no triggering events that occurred during the six months ended June 30, 2023 and 2022.

During the three months ended September 30, 2022, we determined that the deterioration in sales, decline in revenues, delayed pipeline opportunities, and overall downward performance results and the forecast related to the Workforce Solutions business segment was material enough to be considered a triggering event that could result in impairment of our long-lived assets. We performed an interim analysis and determined an impairment existed at September 30, 2022 in accordance with ASC 350 & ASC 360. As such, we recorded an impairment of the related goodwill and definite-lived intangible assets of $7.0 million and $0.5 million, for the three months ended September 30, 2022, respectively.

Goodwill

The following table shows the gross carrying amount and impairment of goodwill:

(in thousands)

	Goodwill	Accumulated Impairment	Net

Engineering	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	(7,040)	1,391
Net book value at June 30, 2023	$16,709	$(10,410)	$6,299

(in thousands)

	Goodwill	Accumulated Impairment	Net

Engineering	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	(7,040)	1,391
Net book value at December 31, 2022	$16,709	$(10,410)	$6,299

Intangible assets

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangible assets:

(in thousands)	As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Amortized intangible assets:
Customer relationships	$8,628	$(7,242)	$(464)	$922
Trade names	1,689	(1,239)	-	450
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	527	(504)	-	23
Alliance agreement	527	(527)	-	-
Others	167	(167)	-	-
Total	$12,442	$(10,583)	$(464)	$1,395

(in thousands)	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Amortized intangible assets:
Customer relationships	$8,628	$(7,050)	$(464)	$1,114
Trade names	1,689	(1,196)	-	493
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	527	(486)	-	41
Alliance agreement	527	(488)	-	39
Others	167	(167)	-	-
Total	$12,442	$(10,291)	$(464)	$1,687

Amortization expense related to definite-lived intangible assets totaled $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022 and $0.3 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years and thereafter:

(in thousands)
Years ended December 31:
2023 remainder	$215
2024	332
2025	255
2026	204
2027	169
Thereafter	220
Total	$1,395

Note 7 - Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements, net consist of the following:

(in thousands)
	June 30, 2023	December 31, 2022
Computer and equipment	$2,372	$2,363
Software	2,291	2,291
Leasehold improvements	659	659
Furniture and fixtures	839	838
	6,161	6,151
Accumulated depreciation	(5,479)	(5,379)
Equipment, software and leasehold improvements, net	$682	$772

Depreciation expense was $53 thousand and $72 thousand for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $101 thousand and $144 thousand for the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

Our convertible debt issued in February 2022, amended in June 2023 and our new convertible debt issued in June 2023 (see Note 10) includes certain embedded redemption features that are required to be bifurcated as embedded derivatives and measured at fair value on a recurring basis. We estimate the fair value using a Monte Carlo simulation based on estimates of our future stock price and assumptions about the possible redemption scenarios.

The Company used the Monte Carlo simulation model to determine the fair value of the Warrants (see Note 10) and Cash-Settled PRSUs, which required the input of subjective assumptions. The fair value of the Warrants as of June 30, 2023 was estimated with the following assumptions.

	Amended 2022 Convertible Note	2023 Convertible Note

Exercise Price	$1.94	$0.50
Common Stock Price	$0.36	$0.36
Risk Free Rate	4.31%	4.13%
Volatility	70.0%	75.0%
Term (in years)	3.7 yrs.	2.0 yrs.

The following table presents assets and liabilities measured at fair value at June 30, 2023:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$664	$664
Warrant liability	-	-	1,054	1,054
Cash settled performance-vesting restricted stock units	-	-	89	89
Total liabilities	$-	$-	$1,807	$1,807

The following table presents assets and liabilities measured at fair value at December 31, 2022:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$285	$285
Warrant liability	-	-	267	267
Cash settled performance-vesting restricted stock units	-	-	51	51
Total liabilities	$-	$-	$603	$603

The following table summarizes changes in the fair value of our Level 3 liabilities during the six months ended June 30, 2023.

(in thousands)	Embedded Redemption Features	Warrant	Cash Settled PRSUs	Level 3 Total
Balance at December 31, 2022	$285	$267	$51	$603
FV of derivatives with new convertible note issuance	286	1,120	-	1,406
Change in FV included in gain on derivative instruments, net	93	(333)	-	(240)
Stock compensation less payments made	-	-	38	38
Balance at June 30, 2023	$664	$1,054	$89	$1,807

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

During the three months ended June 30, 2023 and 2022, we recognized $0.3 million and $0.7 million of stock-based compensation expense related to equity awards, respectively, under the fair value method. We recognized $0.5 million and $1.0 million of stock-based compensation expense related to equity awards for the six months ended June 30, 2023 and 2022, respectively.

During the three and six months ended June 30, 2023, we granted approximately 408,270 and 453,270 time-based restricted stock units (“RSUs”) with an aggregate fair value of approximately $0.2 million and $0.2 million, respectively. During the three and six months ended June 30, 2022, we granted approximately 946,653  and 960,250 time-based RSUs with an aggregate fair value of approximately $1.4 million and $1.5 million, respectively. During the three months ended June 30, 2023 and 2022, we vested approximately 269,000 and 258,000 RSUs, respectively During the six months ended June 30, 2023 and 2022, we vested approximately 434,000 and 380,000 RSUs, respectively. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, and the remainder vest annually in equal amounts over the course of one to three years.

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

During the three and six months ended June 30, 2023, we granted approximately 597,665 PRSU’s. These grants are subject to multiple vesting criteria including reaching a 20-day VWAP of $1.50 prior to the expiration of the awards, and a time-vesting restriction, which will vest in equal parts over the next 18 quarters. During the three months ended June 30, 2022, there were no PRSUs granted compared to 800,000 during the six months ended June 30, 2022, including 200,000 cash-settled grants to employees. These grants are subject to multiple vesting criteria including reaching a 20-day VWAP of $1.94 prior to the expiration of the awards, and a time-vesting restriction, which will vest in equal portions over the next 15 quarters ending December 31, 2025. During the six months ended June 30, 2023 and 2022, we vested 100,000 PRSUs, of which, 25,000 PRSUs were cash-settled, respectively. The market vesting criteria for the Q1 2022 PRSU grant was achieved in April 2022 for the 800,000 PRSUs which will fully vest over the next 10 quarters.

We did not grant any stock options for the six months ended June 30, 2023 and 2022.

Note 10 - Debt

Convertible Note

On February 23, 2022, we entered into a Securities Purchase Agreement, as amended, with Lind Global, pursuant to which we issued to Lind Global the 2022 Convertible Note (see Note 1) and a common stock purchase warrant to acquire 1,283,732 shares of our Common Stock (the “2022 Warrant”). The 2022 Convertible Note does not bear interest but was issued at a $0.75 million discount (“OID”). We received proceeds of approximately $4.8 million net of the OID and expenses.

On June 23, 2023, we entered into a Amended & Restated Agreement to amend the February 23, 2022 Securities Purchase Agreement (Original Note).

	2022 Convertible Note	2023 Convertible Note	Total Convertible Notes
	Amount	Amount	Amount

Convertible Note issued	$5,750	1,800	7,550
Debt discount	(750)	(300)	(1,050)
Issuance cost:
Commitment fee	(175)	(52)	(227)
Balance of investor’s counsel fees	(43)	(34)	(77)
Net proceeds of Convertible Note	$4,782	1,414	6,196

Additional OID costs not in original funds flow	(121)	(15)	(136)
Fair value of Warrant Liabilities on issuance	(724)	(1,119)	(1,843)
Fair value of Conversion Feature on issuance	(306)	(286)	(592)
Allocated OID costs to Warrants	25	30	55
Additional OID costs not in original funds flow	(660)	660	-
Interest expense accrued on Convertible Note as of June 30, 2023	2,346	9	2,355
Principal and interest payments through June 30, 2023	(3,514)	-	(3,514)

Balance of Convertible Note as of June 30, 2023	$1,828	693	2,521

The Convertible Note provides for 18 monthly principal repayments of $319 thousand beginning 180 days from issuance.  Payments could be made in the form of cash, shares, or a combination of both at the discretion of GSE.

The 2022 Convertible Note is convertible into our Common Stock at any time after the earlier of six months from issuance of the Convertible Note or the date of an effective registration statement filed with the SEC covering the underlying shares. The conversion price of the 2022 Convertible Note is equal to $1.94 per share, subject to customary adjustments. The 2022 Convertible Note matures in February of 2024, although we are permitted to prepay the 2022 Convertible Note, provided that Lind Global shall have the option to convert up to one third of the outstanding principal of the 2022 Convertible Note at a price per share equal to the lessor of the Repayment Share price or the conversion price (as described below). The 2022 Convertible Note is guaranteed by each of our subsidiaries and is secured by a first priority lien on all of our assets. The 2022 Convertible Note is not subject to any financial covenants and events of default under the 2022 Convertible Note are limited to events related to payment, market capitalization, certain events pertaining to conversion and the underlying shares of Common Stock and other customary events including, but not limited to, bankruptcy or insolvency. Upon the occurrence of an event of default, the 2022 Convertible Note will become immediately due and payable at an amount equal to 120% of the outstanding principal, subject to any cure periods described in the 2022 Convertible Note, and the customer may demand that all or a portion of the outstanding principal amount be converted into shares of common stock at the lower of the then current conversion price and 80% of the average of the three lowest daily volume-weighted average price (“VWAPs”) during the twenty days prior to delivery of the conversion notice. If there is a change of control of the Company, Lind Global has the right to require us to prepay the outstanding principal amount of the 2022 Convertible Note.

On June 23, 2023, the Company and Lind Global agreed to amend and restate the 2022 Convertible Note. The 2022 Convertible Note, as now amended, is now secured, interest free convertible promissory note in the principal amount of $2,747,228, such amount being the outstanding balance of the 2022 Convertible Note as of June 23, 2023. Just prior to the amendment, there was an event of default (EOD) related to the total market capitalization provision in the original 2022 Convertible Note. The EOD that occurred was waived, and we incurred a 20% charge included in the amended and restated 2022 Convertible Note, which the Company has treated as additional interest. The 2022 Convertible Note now has a maturity date of August 23, 2024 and is now payable, commencing on July 23, 2023, in twelve (12) consecutive monthly payments of $186,343 each and two (2) final payments of $255,556 each. The remainder of the terms of the 2022 Convertible Note, including terms around payment, prepayment, default and conversion, are unchanged.

The 2022 Warrant entitles Lind Global to purchase up to 1,283,732 shares of our Common Stock until February 23, 2027, at an exercise price of $1.94 per share, subject to customary adjustments described therein.  The Warrant is recorded at fair value upon issuance of $0.7 million and is classified as a current liability to be remeasured at each reporting period (see Note 8). The discount created by allocating proceeds to the Warrant results in a debt discount to be amortized as additional interest expense over the term of the Convertible Note.

On June 23, 2023 in connection with the 2022 amended and restated Convertible Note transaction, the Company evaluated the amendment and concluded it qualified as a troubled debt restructuring.  The restructuring did not result in a gain or loss but revised the effective interest rate used to amortized the note going forward.

On June 23, 2023, the Company entered into a second Securities Purchase Agreement (the “2023 Purchase Agreement”) with Lind Global, pursuant to which the Company issued to Lind Global the 2023 Convertible Note.  The Company and Lind Global also amended and restated the 2022 Convertible Note.  The closings of the transactions contemplated under the 2023 Purchase Agreement may occur in tranches.  The first closing occurred on June 23, 2023, and consisted of the issuance of a secured, two-year interest free convertible promissory note with a funding amount of $1,500,000 and a principal amount of $1,800,000 (the 2023 Convertible Note) and the issuance of common stock purchase warrant to acquire 4,264,271 shares of the Company’s common stock (the “2023 Warrant” and, together with the 2022 Warrant, the “Warrants”). The proceeds from the transactions contemplated by the 2023 Purchase Agreement were for general working capital purposes and other corporate purposes.

Commencing one year after the issuance of the 2023 Convertible Note, the Company shall pay the outstanding principal amount of the 2023 Convertible Note in twelve (12) consecutive monthly payments of $150,000 each. At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company (the “Repayment Shares”) at a price based on 90% of the average five (5) consecutive daily VWAPs during the twenty (20) days prior to the payment date, or a combination of cash and Repayment Shares, subject to the terms of the 2023 Convertible Note.  The Repayment Shares must either be eligible for immediate resale under Rule 144 or be registered. The number of Repayment Shares is limited such that, when added to the number of shares of common stock issued and issuable pursuant to the transactions contemplated by the 2023 Purchase Agreement, it may not exceed 4,937,271 shares of common stock unless the Company obtains stockholder approval to issue additional Repayment Shares. The holder of the 2023 Convertible Note may elect with respect to no more than two (2) of the above described monthly payments to increase the amount of such monthly payment up to $300,000 each in Repayment Shares upon notice to the Company. Any such increased payment shall be deducted from the amount of the last monthly payment owed under the 2023 Convertible Note.  The Company can prepay Lind Global all the outstanding principal amount of the 2023 Convertible Note, provided that Lind Global shall have the option to convert up to one third (1/3) of the outstanding principal amount of the 2023 Convertible Note at a price per share equal to the lesser of the Repayment Share price or the conversion price (as described below).

Upon the occurrence of an event of default as described in the 2023 Convertible Note, the 2023 Convertible Note will become immediately due and payable at the default premium described in the 2023 Convertible Note, subject to any cure periods described in the 2023 Convertible Note. Events of default include, but are not limited to, a payment default on any other indebtedness in excess of $250,000; the shares no longer publicly being traded or cease to be listed on a trading market; if after six months, the shares are not available for immediate resale under Rule 144; and the Company’s market capitalization is below $7,000,000 for ten (10) consecutive days. Upon an event of default, subject to any applicable cure period, the holder of the 2023 Convertible Note can, among other things, accelerate payment of the 2023 Convertible Note and demand full payment and demand that all or a portion of the outstanding principal amount be converted into shares of common stock at the at the lower of the then current conversion price and 85% of the average of the three (3) lowest daily VWAPs during the twenty (20) days prior to delivery of the conversion notice.  If there is a change of control of the Company, Lind Global has the right to require the Company to prepay the outstanding principal amount of the 2023 Convertible Note. A change of control includes a change in the composition of a majority of the Board of Directors of the Company, at a single shareholder meeting, a change, without prior written consent of Lind Global where a majority of the individuals that were directors as of June 20, 2023 cease to be directors of the Company (provided that any individual who is nominated by the board of directors (or a duly authorized committee thereof) as of June 20, 2023 and is elected or appointed as a director of the Company shall be deemed a member of the board of directors of the Company for all such purposes), a shareholder acquiring beneficial ownership of more than 50% of the common stock of the Company, or the sale or other disposition of the Company of all or substantially all of its assets.  The 2023 Convertible Note is convertible into common stock of the Company at any time after the earlier of six (6) months from issuance or the date the registration statement is effective, provided that no such conversion may be made that would result in beneficial ownership by Lind Global and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Convertible Note is equal to $0.50, subject to customary adjustments.

The 2023 Warrant entitles Lind Global to purchase up to 4,264,271 shares of common stock of the Company until the earlier of (a) June 23, 2028 and (b) a merger, sale event or other reclassification of the Company’s common stock, at an exercise price of $0.50 per share, subject to customary adjustments described therein. The 2023 Warrant is in addition to the 2022 Warrant.

The Company evaluated the Convertible Notes and concluded that certain embedded redemption features are required to be accounted for as a derivative liability. Embedded redemption features were recorded at fair value upon issuance of $0.3 million and are classified as current liabilities to be remeasured at each reporting period (see Note 8). The discount created by allocating proceeds to the derivative liability results in a debt discount to be amortized as additional interest expense over the term of the Convertible Notes. The Warrants are accounted for as a derivative liability based on certain features included within the Convertible Note which caused the Company to not be able to assert that it would have sufficient shares in all cases to be able to settle the Warrants. As such, the proceeds (approximately $4.8 million, net of original issue discounts and other payments to lender) were allocated first to the fair value of the Warrants with the residual allocated to the Convertible Notes host instrument. The proceeds allocated to the Convertible Notes were further allocated first to the bifurcated derivative liability based on its fair value with the residual being allocated to the Convertible Notes host instrument.

Upon issuance of the 2023 Convertible Note, the Company re-evaluated the 2022 Convertible Note, in accordance with ASC 815-40-25-10 and its sequencing policy, and concluded that the embedded conversion option is required to be bifurcated and accounted for as a derivative liability as a result of the Company not being able to assert that it would have sufficient shares in all cases to be able to settle the conversion of the 2022 Convertible Note.  The embedded conversion option will be combined with the bifurcated redemption features as a single derivative and is classified as a current liability to be remeasured at each reporting period.  The discount resulting from bifurcating the embedded conversion option will be amortized as additional interest expense over the term of the 2022 Convertible Note.

The direct and incremental costs incurred are allocated to the Convertible Note and the Warrant based on a systematic and rational approach. The costs allocated to the Warrants have been expensed as incurred while those allocated to the Convertible Note have been capitalized and will be amortized as interest expense over the life of the Convertible Notes based on the effective interest rate. The Company will record ongoing changes to the fair value of the derivative liabilities as other non-operating income (expense).

The Convertible Notes were evaluated as a potentially dilutive security in both periods of loss and income for diluted earnings per share purposes. The Warrants are considered a participating security and was not included in the calculation of basic earnings per share for the period ended June 30, 2023 as Company reflected net loss for this period. The Warrant will be included in the calculation of basic earnings per share in periods of net income.

The issuance costs with respect to the Convertible Notes, which are recorded as a debt discount, are deferred and amortized using the effective interest method as additional interest expense over the terms of the Convertible Note at an effective interest rate of 68.6%.

The Company incurred total interest expense related to the Convertible Notes of $1.1 million, including $0.5 million default charge and the amortization of the various discounts for the six months ended June 30, 2023, respectively.

Revolving Line of Credit

In February 2022, using proceeds from the Convertible Note, we repaid in full, all outstanding indebtedness of $1.8 million owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens was terminated. Certain letters of credit remain in place with Citizens. As of June 30, 2023, we had four letters of credit totaling $1.1 million outstanding to certain customers which were secured with restricted cash.

Note 11 - Product Warranty

We accrue estimated warranty costs at the time the related revenue is recognized and based on historical experience and projected claims. Our System Design and Build contracts generally include a one year base warranty on the systems. The portion of our warranty provision expected to be incurred within twelve months is classified as current within accrued warranty and totals $276 thousand, and the remaining $151 thousand is classified as long-term within other non-current liabilities.

The activity in the accrued warranty accounts during the current period is as follows:

(in thousands)
Balance at January 1, 2023	$503
Current period recovery	(46)
Current period claims	(27)
Currency adjustment	(3)
Balance at June 30, 2023	$427

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
The following table represents a disaggregation of revenue by type of goods or services for the three and six months ended June 30, 2023 and 2022, along with the reporting segment for each category:

(in thousands)	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Engineering
System Design and Build	$2,139	$2,042	$3,609	$3,443
Over time	2,139	2,042	3,609	3,443

Software and Support	1,100	1,178	2,289	1,937
Point in time	55	87	368	175
Over time	1,045	1,091	1,921	1,762

Training and Consulting Services	5,805	4,733	10,088	8,970
Point in time	101	727	297	1,145
Over time	5,704	4,006	9,791	7,825

Workforce Solutions
Training and Consulting Services	3,343	4,792	7,274	10,670
Point in time	90	-	209	-
Over time	3,253	4,792	7,065	10,670

Total revenue	$12,387	$12,745	$23,260	$25,020

The following table reflects revenue recognized in the reporting periods presented that was included in contract liabilities from contracts with customers as of the beginning of the periods presented:

(in thousands)	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue recognized in the period from amounts included in billings in excess of revenue earned at the beginning of the period	$1,255	$1,036	$3,105	$2,492
Note 13 - Income Taxes

The following table presents the provision for income taxes and our effective tax rates:

(in thousands)	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Loss) income before income taxes	$(1,470)	$(1,458)	$(4,460)	$(4,725)
Provision for (benefit from) income taxes	28	(57)	(11)	110
Effective tax rate	(1.90)%	3.9%	0.25%	(2.3)%

Our income tax expense for the interim periods presented is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense (benefit) for the three and six months ended June 30, 2023 was comprised mainly of current foreign tax benefit, deferred state tax benefit related to the portion of goodwill which cannot be offset by deferred tax assets and state tax expense. Total income tax expense (benefit) for the three and six months ended June 30, 2022 was comprised mainly of current state and foreign tax expense and deferred federal and state tax expense related to the portion of goodwill which cannot be offset by deferred tax assets.

Our effective income tax rate was (1.9)% and 0.25% for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2023, the difference between our income tax expense (benefit) at an effective tax rate of (1.90)% and 0.25% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. and foreign taxes. For the three and six months ended June 30, 2022, the difference between our income tax expense (benefit) at an effective rate of 3.9% and (2.3)% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, the disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. and foreign taxes.

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

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that we will continue to assess a full valuation allowance on our U.S., China, and Slovakia net deferred assets as of June 30, 2023. We have determined that it is not more likely than not that the Company will realize the benefits of its deferred taxes in the U.S. and foreign jurisdictions.
Note 14 - Leases

We have lease agreements with lease and non-lease components, which are accounted for as a single lease. We apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities. The operating lease ROU amortization was $230 thousand and $320 thousand for the six months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, we recorded ROU amortization of $109 thousand and $134 thousand, respectively.

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets:

(in thousands)
		As of
Operating Leases	Classification	June 30, 2023	December 31, 2022

Leased Assets
Operating lease - right of use assets	Long term assets	$609	$506

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	228	418
Operating lease liabilities	Long term liabilities	358	160
		$586	$578

On June 7, 2023 we entered into an office lease agreement to lease 2,704 square feet in Fort Worth, Texas for an initial lease term ending November 7, 2030. We entered into a lease agreement to lease 2,200 square feet of office space in Columbia, Maryland on September 26, 2022, through November 30, 2024. On December 15, 2022, we terminated our lease for 1332 Londontown Boulevard, Eldersburg, Maryland (our former headquarters) and entered into a release and settlement agreement whereby we agreed to pay, and the landlord agreed to accept, a reduced monthly payment through May 1, 2023 in exchange for early termination of the lease. As a part of this agreement, we assigned both active subleases to the landlord effective as of the execution date.

The table below summarizes lease income and expense recorded in the consolidated statements of operations incurred during the three and six months ended June 30, 2023 and 2022, (in thousands):

		Three months ended		Six months ended
Lease Cost	Classification	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating lease cost (1)	Selling, general and administrative expenses	$115	$174	$243	$360
Short-term leases costs (2)	Selling, general and administrative expenses	10	15	25	30
Sublease income (3)	Selling, general and administrative expenses	-	(19)	-	(37)
Net lease cost		$125	$170	$268	$353

(1) Includes variable lease costs which are immaterial.
(2) Includes leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of two tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of June 30, 2023 are as follows:

(in thousands)	Gross Future Minimum Lease Payments
2023 remainder	$123
2024	223
2025	96
2026	92
2027	127
Thereafter	-
Total lease payments	$661
Less: Interest	75
Present value of lease payments	$586

We calculated the weighted-average remaining lease term, presented in years below and the weighted-average discount rate for our operating leases, and we use the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	3.52	1.51
Weighted-average discount rate
Operating leases	6.12%	5.00%

The table below sets out the classification of lease payments in the consolidated statement of cash flows.

(in thousands)	Six months ended
Cash paid for amounts included in measurement of liabilities	June 30, 2023	June 30, 2022
Operating cash flows used in operating leases	$358	$642

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant:

	Three months ended		Six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue:
Engineering	$9,044	$7,953	$15,986	$14,350
Workforce Solutions	3,343	4,792	7,274	10,670
Total revenue	12,387	12,745	23,260	25,020

Gross Profit
Engineering	2,742	2,568	4,622	4,383
Workforce Solutions	473	604	988	1,216
Total gross profit	3,215	3,172	5,610	5,599

Operating loss
Engineering	(617)	(1,713)	(3,041)	(4,108)
Workforce Solutions	(159)	(10)	(518)	(169)

Operating loss	(776)	(1,723)	(3,559)	(4,277)

Interest expense, net	(767)	(358)	(1,053)	(506)
Change in fair value of derivative instruments, net	171	695	240	114
Other income, net	(98)	(72)	(88)	(56)
Loss before income taxes	$(1,470)	$(1,458)	$(4,460)	$(4,725)

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

We are a leading provider of professional and technical engineering, staffing services and simulation software to clients in the power and process industries. Our primary market is the nuclear power industry, predominantly in the United States, but also serving the global nuclear sector with projects in the United Kingdom, Slovakia, Korea, Japan and elsewhere. We also serve natural adjacencies to the commercial nuclear power market such as the United States Department of Energy, and the broader nuclear ecosystem. We additionally serve other heavy industry sectors such as refining, petrochemical, Liquefied Natural Gas ("LNG") and others, with staffing services and our simulation technology and know-how. We provide customers with simulation, engineering and plant services that help clients reduce risks associated with operating their plants, increase revenue through improved plant and employee performance, and lower costs through improved operational efficiency. In addition, we provide professional services that help clients fill key vacancies in their respective organizations, primarily in procedures, engineering, technical support and training focused on regulatory compliance and certification in the nuclear power industry. Our operations also include interactive computer-based tutorials and simulation software for the refining, chemical, and petrochemical industries.

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

Engineering (approximately 69% of revenue for the six months ended June 30, 2023)

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

Workforce Solutions (approximately 31% of revenue for the six months ended June 30, 2023)

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

Our Company is positioned to take advantage of the recovery if and when it occurs. As a result of a rejuvenated cross-sell and upsell effort, we are equipped to take this new approach to the market. In particular, with the Infrastructure Investment and Jobs Act, for the first time there are specific economic incentives from the US Government for nuclear power development and the production of more nuclear baseload power to the grid. We are eager for these incentives to flow to industry spurring the capital investment required to extend the lifetime of the plants and production of more power. With economic incentives in place, the industry can now plan to make such investments. The challenge we are seeing is that the industry is still slow to advance investments that will result in an uptick in business for companies like GSE that serve the section. Although we believe it is only a matter of time until this rollout progresses but the current pace presents a challenge in the interim. As a key provider of essential services to the nuclear power sector, with a focus on decarbonization, we are poised to benefit from industry investment as it rolls out to the vendor ecosystem. As mentioned, we have spent significant effort during 2022 to retool our Workforce Solutions sales and recruiting efforts and brought in key engineering talent to retool our efforts for the Engineering business. We have also spent significant effort putting in place Master Services Agreements (“MSAs”) with key utility operators. Having this commercial infrastructure in place is a significant step forward to facilitate ease of consumption of our solutions once a decision to do so is made by clients' prospects.

Organic growth through new and compelling technology:

While managing through the pandemic, in parallel, our leadership was investigating compelling opportunities by which we could utilize our capabilities to create significant value for the industry and advance the efforts of decarbonizing the power sector. As a result, we have identified a robust pipeline of new and compelling technology solutions to develop and take to market. Net new solutions, such as Data Validation and Reconciliation (“DVR”) and Thermal System Monitoring (“TSM”), have created new revenue streams with the potential of on-going licensing revenue, software maintenance and services revenue. Additional information on our DVR and TSM developments is included below. GSE has announced a number of new wins for these new solutions, which were created through our unique combination of our industry/engineering know-how and software development capabilities. As we have demonstrated in the past few years, small wins over time accrue into meaningful revenue on an on-going basis. This is a key element of our organic growth thesis: focusing on creating and bringing to market compelling technology solutions.

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

One area of significant recent enhancement is in improving the thermal performance of power plants. We have introduced and continually enhanced the next generation platform in TSM, providing the technology platform to centralize and continuously monitor plant thermal performance. The solution benefits our customers by automating standardized reporting in modern dashboards available to engineers and decision makers across the fleet, leveraging automation to facilitate troubleshooting plant performance issues, reducing time and error with direct access to source data, and applying industry guidelines for problem resolution. This platform also supports integration with DVR (implemented by True North) that enhances the quality of data for plant performance insights, analysis and decision making, providing a solution to better detect and identify faulty measurements/sensors and thus reduce maintenance costs by focusing on critical components. Furthermore, we have expanded the capability of the platform to support Engineering in order to reduce compliance requirements.

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

Employees

As of June 30, 2023, we had approximately 269 employees, which includes approximately 189 employees in our Engineering segment and approximately 80 employees in our Workforce Solutions segment.

Backlog

As of June 30, 2023, we had approximately $34.4 million of total gross revenue backlog, which included $26.9 million of Engineering backlog and $7.5 million of Workforce Solutions backlog. As of December 31, 2022, our backlog was $32.9 million with $23.8 million attributed to our Engineering segment and $9.1 million to Workforce Solutions. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third-party or pass-through costs to subcontractors and other parties. Because backlog is not a U.S. GAAP measurement, our computation of backlog may not necessarily be comparable to that of our industry peers.

Results of Operations

The following table sets forth our results of operations, expressed in thousands of dollars and as a percentage of revenue:

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	$	%	$	%	$	%	$	%
Revenue	$12,387	100.0%	$12,745	100.0%	$23,260	100.0%	$25,020	100.0%
Cost of revenue	9,172	74.0%	9,573	75.1%	17,650	75.9%	19,421	77.6%
Gross profit	3,215	26.0%	3,172	24.9%	5,610	24.1%	5,599	22.4%

Operating expenses:
Selling, general and administrative	3,653	29.5%	4,410	34.6%	8,441	36.3%	8,917	35.6%
Research and development	154	1.2%	182	1.4%	335	1.4%	324	1.3%
Depreciation	53	0.4%	72	0.6%	101	0.4%	144	0.6%
Amortization of intangible assets	131	1.1%	231	1.8%	292	1.3%	491	2.0%
Total operating expenses	3,991	32.2%	4,895	38.4%	9,169	39.4%	9,876	39.5%
Operating loss	(776)	(6.3)%	(1,723)	(13.5)%	(3,559)	(15.4)%	(4,277)	(17.2)%
Interest expense, net	(767)	(6.2)%	(358)	(2.8)%	(1,053)	(4.5)%	(506)	(2.0)%
Change in fair value of derivative instruments, net	171	1.4%	695	5.5%	240	1.0%	114	0.5%
Other income, net	(98)	(0.8)%	(72)	(0.6)%	(88)	(0.4)%	(56)	(0.2)%
Loss before income taxes	(1,470)	(11.9)%	(1,458)	(11.4)%	(4,460)	(19.2)%	(4,725)	(18.9)%
Provision for (benefit from) income taxes	28	0.2%	(57)	(0.4)%	(11)	0.0%	110	0.4%
Net loss	$(1,498)	(12.1)%	$(1,401)	(11.0)%	$(4,449)	(19.1)%	$(4,835)	(19.3)%

Revenue

Consolidated revenue for the three months ended June 30, 2023 totaled $12.4 million, which was 3% less than the $12.7 million of revenue for the three months ended June 30, 2022. Revenue for the six months ended June 30, 2023 totaled $23.3 million, which was 7% less than the $25.0 million of revenue for the six months ended June 30, 2022.

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	Change		June 30, 2023	June 30, 2022	Change
Revenue:			$	%			$	%
Engineering	$9,044	$7,953	1,091	14%	$15,986	$14,350	1,636	11%
Workforce Solutions	3,343	4,792	(1,449)	(30)%	7,274	10,670	(3,396)	(32)%
Total revenue	$12,387	$12,745	(358)	(3)%	$23,260	$25,020	(1,760)	(7)%

Engineering revenue for the three months ended June 30, 2023 totaled $9.0 million, which was a 14% increase from the $8.0 million of revenue for the three months ended June 30, 2022. The increase in revenue was primarily attributable to increased orders across the segment. Total Engineering orders of $4.9 million and $3.8 million were recorded for the three months ended June 30, 2023 and 2022, respectively.

Engineering revenue for the six months ended June 30, 2023 totaled $16.0 million, which was a 11% increase from the $14.4 million of revenue for the six months ended June 30, 2022. The increase of revenue was primarily attributable to several significant contracts awarded with high margin performance obligations which began later in 2022, as well as, continued order volume increases through June 30, 2023. Total Engineering orders of $19.6 million and $10.2 million were recorded for the six months ended June 30, 2023 and 2022, respectively.

For the three months ended June 30, 2023, Workforce Solutions revenue decreased by 30% to $3.3 million compared to revenue of $4.8 million for the three months ended June 30, 2022. The decrease in revenue was due to a reduction in staffing needs from our major customers. Total new orders of $1.3 million and $3.1 million were recorded for the three months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023, Workforce Solutions revenue decreased by 32% to $7.3 million compared to revenue of $10.7 million for the six months ended June 30, 2022. The decrease in revenue was primarily due to the wind down of large projects resulting in a reduction in demand for staffing from our major customers. Total new orders of $5.7 million and $7.8 million were recorded for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, our backlog was $34.4 million, of which, $26.9 million was attributed to the Engineering segment and $7.5 million was attributed to the Workforce Solutions segment. As of December 31, 2022, our backlog was $32.3 million with $26.7 million attributed to our Engineering segment and $5.6 million to Workforce Solutions.

Gross Profit

Gross profit was $3.2 million and 26.0% of revenue and $3.2 million and 24.9% of revenue for the three months ended June 30, 2023 and 2022, respectively. Gross profit was $5.6 million and 24.1% of revenue and $5.6 million and 22.4% of revenue for the six months ended June 30, 2023 and 2022, respectively.

(in thousands)	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	$	%	$	%	$	%	$	%
Gross profit:
Engineering	$2,742	30.3%	$2,568	32.3%	$4,622	28.9%	$4,383	30.5%
Workforce Solutions	473	14.1%	604	12.6%	988	13.6%	1,216	11.4%
Total gross profit	$3,215	26.0%	$3,172	24.9%	$5,610	24.1%	$5,599	22.4%

The Engineering segment’s gross profit increased by $0.2 million during the three months ended June 30, 2023 over the three months ended June 30, 2022. The Engineering segment’s gross profit increased by $0.2 million during the six months ended June 30, 2023 over the six months ended June 30, 2022. The increase is driven by segment revenue growth, however there was a decrease in margin percentage,  primarily related to decreased utilization on the Engineering segment.

The Workforce Solutions segment’s gross profit decreased by $0.1 million during the three months ended June 30, 2023 over the three months ended June 30, 2022. The Workforce Solutions segment’s gross profit decreased by $0.2 million during the six months ended June 30, 2023 over the six months ended June 30, 2022. The decrease in the three months and six months ended June 30, 2023 was primarily due to the reduction in the demand from existing customers for additional workforce professionals. The increase in gross margin percentage in both the three and six month periods ended June 30, 2023 compared to the same periods ended June 30, 2022, are due to an increase in higher margin permanent placement contracts.

Selling, general and administrative expenses (“SG&A”)

Selling, general and administrative (SG&A) expenses totaled $3.7 million and $4.4 million for the three months ended June 30, 2023 and 2022, respectively. Selling, general and administrative (SG&A) expenses totaled $8.4 million and $8.9 million for the six months ended June 30, 2023 and 2022, respectively. Fluctuations in the components of SG&A spending were as follows.

	Three months ended		Six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Corporate charges	$2,446	$3,375	$5,932	$6,857
Business development	1,062	721	2,178	1,560
Facility operation & maintenance (O&M)	146	216	287	393
Credit loss expense (recovery)	(2)	97	30	97
Other	1	1	14	10
Total	$3,653	$4,410	$8,441	$8,917

Corporate charges

During the three months ended June 30, 2023, corporate charges decreased by $0.9 million over the same period of the prior year. During the six months ended June 30, 2023 corporate charges decreased by $0.9 million over the same period of the prior year. The decrease was primarily due to a $0.6 million  decrease in stock compensation expense, a $0.1 million decrease in indirect labor & burden cost due to decreased headcount, a $0.1 million decrease related to business insurance during the six months ended June 30, 2023.

Business development expenses

Business development expenses increased $341 thousand during the three months ended June 30, 2023 over the same period of the prior year. Business development expenses increased by $618 thousand during the six months ended June 30, 2023 over the same period of the prior fiscal year. The increase was primarily due to increased recruiting fees, commission expense, and Indirect Labor & Burden due to increased headcount during the six months ended June 30, 2023.

Facility operation & maintenance (“O&M”)

Facility O&M expenses decreased $70 thousand for three months ended June 30, 2023, compared to the same period in 2022. Facility O&M expenses decreased $106 thousand for six months ended June 30, 2023, compared to the same period in 2022. The decrease in facility O&M during the six months ended June 30, 2023 was primarily due to the termination of the Sykesville lease in Q4 2022.

Credit loss expense (recovery)

We recorded a $(2) thousand credit loss (recovery) expense during the three months ended June 30, 2023 and $97 thousand credit loss expense during the three months ended June 30, 2022. We recorded $30 thousand and $97 thousand of credit loss expense during the six months ended June 30, 2023 and 2022, respectively.

Research and development

Research and development costs consist primarily of software engineering personnel and other related costs. Research and development costs, net of capitalized software, totaled $154 thousand and $182 thousand for the three months ended June 30, 2023 and 2022, respectively. This decrease is primarily due to higher cost capitalization on research and development projects period over period. Research and development costs totaled $335 thousand and $324 thousand for the six months ended June 30, 2023 and 2022, respectively. The increase was mainly due to higher headcount period over period.

Depreciation

We recorded depreciation expense of $53 thousand and $72 thousand for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $101 thousand and $144 thousand for the six months ended June 30, 2023 and 2022, respectively. The reduction of $43 thousand for the six months ended June 30, 2023 over the same period in 2022 was due primarily due to assets becoming fully depreciated during the period.

Amortization of intangible assets

Amortization expense related to definite-lived intangible assets totaled $131 thousand and $231 thousand for the three months ended June 30, 2023 and 2022, respectively, and $292 thousand and $491 thousand for the six months ended June 30, 2023 and 2022, respectively. The decrease in amortization expense was primarily due to the amortization of Customer Contracts and Relationships, which are amortized at a declining rate over the 15-year useful life.

Interest expense, net

Interest expense totaled $767 thousand and $358 thousand for the three months ended June 30, 2023 and 2022, respectively. Interest expense totaled $1,053 thousand and $506 thousand for the six months ended June 30, 2023 and 2022, respectively. The increase for the three and six month periods was primarily due to an additional $0.5 million interest charge related to the amendment of the  2022 Lind financing arrangement.

Other loss, net

For the three months ended June 30, 2023 and 2022, we recognized other loss, net of $(98) thousand and $(72) million, respectively. For the six months ended June 30, 2023 and 2022, we recognized other loss, net of $(88) thousand and $(56) million, respectively.

Income tax (benefit) expense

Income tax expense for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense of $28 thousand for the three months ended June 30, 2023 was comprised mainly of current foreign tax benefit, deferred state tax benefit related to the portion of goodwill which cannot be offset by deferred tax assets, and state tax expense. The total income tax benefit of $(57) thousand for the three months ended June 30, 2022 was comprised mainly of current foreign tax benefit and state tax expense. Total income tax benefit of $(11) thousand for the six months ended June 30, 2023 was comprised mainly of current foreign tax benefit, deferred state tax benefit related to the portion of goodwill which cannot be offset by deferred tax assets, and state tax expense. Total tax expense of $110 thousand for the six months ended June 30, 2022 was comprised mainly of current foreign and state tax expense, and deferred federal and state tax expense related to the portion of goodwill which cannot be offset by deferred tax assets.

Our effective income tax rate was (1.90)% and 0.25% for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2023, the difference between our income tax benefit, at an effective tax rate of (1.90)% and 0.25% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. and foreign taxes. For the three and six months ended June 30, 2022, the difference between our income tax expense at an effective rate of 3.9% and (2.3)% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, and discrete item adjustments for U.S. and foreign taxes.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, Management makes several estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses. Our most significant estimates relate to revenue recognition on contracts with customers, product warranties, valuation of goodwill and intangible assets acquired, valuation of stock-based compensation awards and the recoverability of deferred tax assets. These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our most recent Annual Report on Form 10-K, filed with the SEC on April 17, 2023. In addition, in the quarter ended March 31, 2023, we established mark-to-market liabilities related to certain common stock purchase warrants and certain embedded features included in our convertible debt. The fair values of these are estimated upon issuance and at each reporting period thereafter. For all accounting policies described in this document, management cautions that future events rarely develop exactly as forecasted and even our best estimates may require adjustment as facts and circumstances change.

Liquidity and Capital Resources

As of June 30, 2023, our cash, cash equivalents and restricted cash totaled $3.4 million, compared to $4.4 million as of December 31, 2022.

As of June 30, 2023, we have current restricted cash and long-term restricted cash of $0.5 million and $1.1 million, respectively. We have restricted cash of $1.2 million to secure four letters of credit with various customers and $0.4 million to secure our corporate credit card program.

Though management believes the Company is positioned for growth and a rebound from the COVID-19 pandemic, the Company has determined that there is substantial doubt about our ability to continue as a going concern through August 17, 2024. The inability to generate sufficient cash flows to satisfy repayment obligations or to refinance or restructure debt obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition, results of operations and cash flows.

During the three months ended June 30, 2023 management initiated cost saving measures to address going concern doubts, such as, headcount reductions, the new Lind financing arrangement, and other third party cost reductions. These initiatives  are expected to drive improved cashflows in future periods.

For the six months ended June 30, 2023 and 2022, net cash used in operating activities were $0.8 million and net cash provided by operating activities were $1.6 million, respectively. The decrease in cash flows provided by operating activities was primarily driven by decreased collections in the six months ended June 30, 2023.

Net cash used in investing activities totaled $0.3 million for the six months ended June 30, 2023 and 2022.

For the six months ended June 30, 2023 and 2022, net cash provided by financing activities was $0.1 million and net cash provided by financing activities was $2.2 million, respectively. The decrease in cash provided by financing activities of $(2.1) million was primarily driven by $5.8 million of proceeds received from issuance of Convertible Note, offset by a $1.8 million repayment of the line of credit during the six months ended June 30, 2022 compared to $1.8 million proceeds received from issuance of Convertible Note during the six months ended June 30, 2023 .

Credit Facilities

On February 23, 2022, the Company issued a Convertible Note (further described in Note 10 to Consolidated Financial Statements). The proceeds received from the Convertible Note were used to repay in full, all outstanding indebtedness of $1.8 million owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens has been terminated. As of June 30, 2023, we had four letters of credit totaling $1.2 million outstanding to certain customers which were secured with restricted cash.

Non-GAAP Financial Measures

Adjusted EBITDA

References to “EBITDA” mean net (loss) income, before considering interest expense, (benefit from) provision for income taxes, depreciation and amortization. References to Adjusted EBITDA excludes stock-based compensation expense and the impact of the change in fair value of derivative instruments. EBITDA and Adjusted EBITDA are not measures of financial performance under U.S. GAAP. Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other U.S. GAAP measures, are useful to investors to evaluate the Company’s results because it excludes certain items that are not directly related to the Company’s core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with U.S. GAAP. A reconciliation of non-U.S. GAAP EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP measure in accordance with SEC Regulation G follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(1,498)	$(1,401)	$(4,449)	$(4,835)
Interest expense, net	767	358	1,053	506
(Benefit from) provision for income taxes	28	(57)	(11)	110
Depreciation and amortization	267	387	560	802
EBITDA	(436)	(713)	(2,847)	(3,417)
Stock-based compensation expense	246	693	531	1,101
Change in fair value of derivative instruments, net	(171)	(695)	(240)	(114)
Adjusted EBITDA	$(361)	$(715)	$(2,556)	$(2,430)

Adjusted Net Loss and Adjusted Loss per Share Reconciliation

References to Adjusted Net Loss excludes the stock-based compensation expense, the impact of the change in fair value of derivative instruments, and amortization of intangible assets. Adjusted Net Loss and Adjusted Loss per Share (adjusted EPS) are not measures of financial performance under U.S. GAAP. Management believes Adjusted Net Loss and Adjusted Loss per Share, in addition to other U.S. GAAP measures, are useful to investors to evaluate the Company’s results because they exclude certain items that are not directly related to the Company’s core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period, such as stock-based compensation expense. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with U.S. GAAP. A reconciliation of non-U.S. GAAP Adjusted Net Loss and Adjusted Loss per common Share to U.S. GAAP net loss, the most directly comparable U.S. GAAP financial measure, is as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net loss	$(1,498)	$(1,401)	$(4,449)	$(4,835)
Stock-based compensation expense	246	693	531	1,101
Change in fair value of derivative instruments, net	(171)	(695)	(240)	(114)
Amortization of intangible assets related to acquisitions	131	231	292	491
Adjusted net loss	$(1,292)	$(1,172)	$(3,866)	$(3,357)

Adjusted net loss per common share – diluted	$(0.05)	$(0.06)	$(0.16)	$(0.16)

Weighted average shares outstanding used to compute adjusted net loss per share - diluted(1)	24,188,265	21,033,447	23,564,133	21,006,910

(1) During the three and six months ended June 30, 2023, we reported a U.S. GAAP net loss and an adjusted net loss. Accordingly, there were no dilutive shares from RSUs or other dilutive instruments that are included in the adjusted net loss per share calculation, as all shares were considered anti-dilutive when calculating the net loss per share.

(1) During the three and six months ended June 30, 2022, we reported a U.S. GAAP net income and an adjusted net loss. Accordingly, there were no dilutive shares from RSUs or other dilutive instruments that are included in the adjusted net loss per share calculation, as all shares were considered anti-dilutive when calculating the net loss per share.

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

Date: August 16, 2023
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)