Form 10-Q
period 2023-09-30
GSE SYSTEMS INC
filed 2023-11-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)

6940 Columbia Gateway Dr., Suite 470, Columbia MD	21046
(Address of principal executive offices)	(Zip Code)

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

There were 2,607,241 shares of common stock, with a par value of $0.01 per share outstanding as of October 31, 2023.

GSE SYSTEMS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,041	$2,789
Restricted cash, current	378	1,052
Contract receivables, net of allowance for credit loss	10,697	10,064
Prepaid expenses and other current assets	569	2,165
Total current assets	13,685	16,070

Equipment, software and leasehold improvements, net	648	772
Software development costs, net	698	574
Goodwill	5,362	6,299
Intangible assets, net	1,287	1,687
Restricted cash - long term	1,081	535
Operating lease right-of-use assets, net	518	506
Other assets	42	53
Total assets	$23,321	$26,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term note	$1,445	$3,038
Accounts payable	2,346	1,262
Accrued expenses	1,832	2,084
Accrued compensation	1,790	1,071
Billings in excess of revenue earned	4,215	4,163
Accrued warranty	265	370
Income taxes payable	1,629	1,774
Derivative liabilities	1,538	603
Other current liabilities	987	1,286
Total current liabilities	16,047	15,651

Long-term note, less current portion	942	310
Operating lease liabilities noncurrent	315	160
Other noncurrent liabilities	168	144
Total liabilities	17,472	16,265

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 2,648,085 and 2,404,681 shares issued, 2,488,194 and 2,244,790 shares outstanding, respectively	26	24
Additional paid-in capital	85,196	83,127
Accumulated deficit	(76,455)	(69,927)
Accumulated other comprehensive income	81	6
Treasury stock at cost, 159,891 shares	(2,999)	(2,999)
Total stockholders’ equity	5,849	10,231
Total liabilities and stockholders’ equity	$23,321	$26,496

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	$11,566	$11,898	$34,826	$36,918
Cost of revenue	7,850	8,642	25,500	28,063
Gross profit	3,716	3,256	9,326	8,855
Operating expenses:
Selling, general and administrative	4,301	4,336	12,742	13,253
Research and development	139	186	474	510
Goodwill and intangible asset impairment charge	937	7,505	937	7,505
Depreciation	43	69	144	213
Amortization of intangible assets	108	209	400	700
Total operating expenses	5,528	12,305	14,697	22,181
Operating loss	(1,812)	(9,049)	(5,371)	(13,326)

Interest expense, net	(430)	(422)	(1,483)	(928)
Change in fair value of derivative instruments, net	180	263	420	377
Other loss, net	(30)	(2)	(118)	(58)
Loss before income taxes	(2,092)	(9,210)	(6,552)	(13,935)
Benefit from income taxes	(70)	(218)	(81)	(108)
Net loss	$(2,022)	$(8,992)	$(6,471)	$(13,827)

Net loss per common share - basic and diluted	$(0.82)	$(4.22)	$(2.70)	$(6.55)

Weighted average shares outstanding used to compute net loss per share - basic and diluted	2,480,505	2,128,888	2,398,468	2,110,194

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(2,022)	$(8,992)	$(6,471)	$(13,827)
Cumulative translation adjustment	15	91	75	166
Comprehensive loss	$(2,007)	$(8,901)	$(6,396)	$(13,661)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Nine Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, January 1, 2023	2,405	$24	$83,127	$(69,927)	$6	(160)	$(2,999)	$10,231

Adoption of ASC 326 Current Expected Credit Losses (CECL)	-	-	-	(57)	-	-	-	(57)

Adjusted balance, January 1, 2023	2,405	24	83,127	(69,984)	6	(160)	(2,999)	10,174

Stock-based compensation expense	-	-	865	-	-	-	-	865
Common stock issued for RSUs vested	46	-	-	-	-	-	-	-
Shares withheld to pay taxes	-	-	(88)	-	-	-	-	(88)
Foreign currency translation adjustment	-	-	-	-	75	-	-	75
Repayment of convertible note in shares	197	2	1,292	-	-	-	-	1,294
Net loss	-	-	-	(6,471)	-	-	-	(6,471)

Balance, September 30, 2023	2,648	$26	$85,196	$(76,455)	$81	(160)	$(2,999)	$5,849

Balance, January 1, 2022	2,253	$23	$80,708	$(54,584)	$(104)	(160)	$(2,999)	$23,043

Stock-based compensation expense	-	-	1,504	-	-	-	-	1,504
Common stock issued for RSUs vested	44	-	(1)	-	-	-	-	(1)
Shares withheld to pay taxes	-	-	(226)	-	-	-	-	(226)
Foreign currency translation adjustment	-	-	-	-	166	-	-	166
Repayment of convertible note in shares	34	-	320	-	-	-	-	320
Net income	-	-	-	(13,827)	-	-	-	(13,827)

Balance, September 30, 2022	2,332	$23	$82,305	$(68,411)	$62	(160)	$(2,999)	$10,980

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Three Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, July 1, 2023	2,640	$26	$84,879	$(74,433)	$66	(160)	$(2,999)	$7,539

Stock-based compensation expense	-	-	327	-	-	-	-	327
Common stock issued for RSUs vested	8	-	-	-	-	-	-	-
Shares withheld to pay taxes	-	-	(10)	-	-	-	-	(10)
Foreign currency translation adjustment	-	-	-	-	15	-	-	15
Net loss	-	-	-	(2,022)	-	-	-	(2,022)

Balance, September 30, 2023	2,648	$26	$85,196	$(76,455)	$81	(160)	$(2,999)	$5,849

Balance, July 1, 2022	2,285	$23	$81,529	$(59,419)	$(29)	(160)	$(2,999)	$19,105

Stock-based compensation expense	-	-	479	-	-	-	-	479
Common stock issued for RSUs vested	13	-	-	-	-	-	-	-
Shares withheld to pay taxes	-	-	(23)	-	-	-	-	(23)
Foreign currency translation adjustment	-	-	-	-	91	-	-	91
Repayment of convertible note in shares	34	-	320	-	-	-	-	320
Net income	-	-	-	(8,992)	-	-	-	(8,992)

Balance, September 30, 2022	2,332	$23	$82,305	$(68,411)	$62	(160)	$(2,999)	$10,980

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(6,471)	$(13,827)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill and intangible asset impairment charge	937	7,505
Depreciation	144	213
Legal settlement	750	-
Amortization of intangible assets	400	700
Amortization of capitalized software development costs	248	255
Amortization of deferred financing costs	22	11
Amortization of debt discount	981	925
Loss on debt settled in shares	145	21
Stock-based compensation expense	853	1,592
Credit loss expense	24	97
Change in fair value of derivative instruments, net	(420)	(377)
Foreign currency transaction (gain) loss	152	178
Deferred income taxes	3	(80)
Changes in assets and liabilities:
Contract receivables, net	(736)	922
Prepaid expenses and other assets	1,891	3,638
Accounts payable, accrued compensation and accrued expenses	1,572	539
Billings in excess of revenue earned	76	(818)
Accrued warranty	(98)	(163)
Other liabilities	(167)	(581)
Net cash provided by operating activities	306	750

Cash flows from investing activities:
Capital expenditures	(19)	(171)
Capitalized software development costs	(372)	(276)
Net cash used in investing activities	(391)	(447)

Cash flows from financing activities:
Repayment of line of credit	-	(1,817)
Repayment of insurance premium financing	(729)	(906)
Proceeds from issuance of long-term debt and warrants	1,800	5,750
Payments of debt issuance and original discount on issuance of long-term debt and warrants	(386)	(968)
Principal repayment of convertible note	(1,327)	(319)
Tax paid for shares withheld	(88)	(226)
Net cash (used in) provided by financing activities	(730)	1,514

Effect of exchange rate changes on cash	(61)	(124)
Net (decrease) increase in cash, cash equivalents and restricted cash	(876)	1,693
Cash, cash equivalents and restricted cash at beginning of the period	4,376	3,550
Cash, cash equivalents and restricted cash at the end of the period	$3,500	$5,243

Cash and cash equivalents	$2,041	$3,660
Restricted cash, current	378	651
Restricted cash included in other long-term assets	1,081	932
Total cash, cash equivalents and restricted cash	$3,500	$5,243

Supplemental cash flow disclosures:
Non-cash financing activities
Repayment of convertible note in shares	$1,293	$320
Establishment of new right-of-use assets	$333	$60
Establishment of new operating lease liability	$(333)	$(58)
Discount on issuance of convertible note	$300	$750

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet data as of December 31, 2022 was derived from our audited financial statements, but it does not include all disclosures required by U.S. GAAP.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to revenue recognition on contracts with customers, product warranties, valuation of goodwill and intangible assets acquired including the determination of fair value in impairment tests, valuation of long-lived assets, valuation of stock-based compensation awards, the recoverability of deferred tax assets, and valuation of warrants and derivative liabilities related to our convertible notes. Actual results of these and other items not listed could differ from these estimates and those differences could be material.

Reverse Stock Split

On October 30, 2023, the Company effected a ten-for-one reverse stock split of the Company’s common stock whereby each ten shares of the Company’s authorized and outstanding common stock was replaced with one share of common stock. The par value of the common stock was not adjusted. Following the reverse split, the outstanding shares of common stock was adjusted to 2,607,241. All common share and per share amounts for all periods presented in the consolidated financial statements and the notes to the consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split.

Liquidity and Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with U.S. GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and satisfy its liabilities and commitments in the normal course of business. Pursuant to the requirements of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, are only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management determined that as of November 14, 2023 substantial doubt exits about the Company’s ability to continue as a going concern within the next twelve months. The implemented plans to mitigate relevant conditions may not alleviate management’s concerns that raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months ended November 14, 2024.

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

The Company’s plan to regain compliance included continuing to monitor the closing bid price of its Common Stock and, if appropriate, implementing available options including, but not limited to, undertaking a reverse stock split of its outstanding securities at a ratio within the range of one-for-five to one-for-ten, which will have the initial effect of multiplying the trading price of the Company’s Common Stock by the same ratio. Because such an action requires stockholder approval, the Company put the matter before its stockholders for approval at the 2023 annual meeting of stockholders, which was held on June 12, 2023.

On October 25, 2023, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a ten-for-one reverse stock split (the “Reverse Stock Split”) of the Common Stock. The Reverse Stock Split went effective at 12:01 a.m. Eastern Time on October 30, 2023, and the Common Stock was quoted on the NASDAQ Capital Market on a post-split basis at the open of business on October 30, 2023. All shares and per share amounts in the these consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the reverse stock split. Immediately following the reverse stock split, the Company’s issued and outstanding shares of Common Stock decreased from 26,072,411 pre-split to approximately 2,607,241 post-split shares. Due to the nature of the Minimum Bid Price Requirement, however, the Company was required to have effectuated the Reverse Stock Split not later than ten business or trading days prior to October 30, 2023, or October 17, 2023. While the Company effectuated the reverse stock split by October 30, 2023, due to an administrative oversight, the Company failed to satisfy this earlier deadline. On October 31, 2023, the Company received a telephone call from the staff of NASDAQ notifying the Company that, due to the Company’s failure to effectuate the Reverse Stock Split by October 17, 2023, and to establish ten trading dates to satisfy the Minimum Bid Price Requirement, the Company failed to establish compliance with the Minimum Bid Price Requirement per NASDAQ Listing Rule 5550(a)(2). NASDAQ followed with a written a staff determination letter dated October 31, 2023 (the “Staff Determination”), which provides that the Company had not regained compliance with the Minimum Bid Price Requirement and, as a result, unless the Company requests a timely appeal of the Staff Determination by November 9, 2023, the Company’s securities would be delisted.

On November 1, 2023, the Company submitted a timely appeal and request for hearing before a NASDAQ Hearings Panel (the “Panel”) to appeal the Staff Determination (the “Appeal”). The Company noted for the Panel that the Company has already effectuated the Reverse Stock Split and has satisfied the Minimum Bid Price Requirement through the submission of the Appeal. On November 2, 2023, the Company received a letter from the Panel (the “Panel Letter”) establishing a February 1, 2024 date for the hearing and stating that the delisting action referenced in the Staff Determination letter would be stayed pending a final written decision by the Panel. On November 3, 2023, in response to the Panel Letter, the Company submitted an expedited appeal and plan of compliance.

While there can be no assurance that the Company will ultimately regain and sustain compliance for listing of its securities on NASDAQ, based upon discussions with the staff of NASDAQ, the Company expects that if it continues to meets the Minimum Bid Price Requirement through November 10, 2023, no further action will be taken by NASDAQ, the Staff Determination may be withdrawn at the discretion of the Nasdaq staff and the hearing scheduled before the Panel would become moot.

If the Company’s Common Stock ceases to be listed on NASDAQ, which will not occur prior to the February 1, 2024 hearing before the Panel, Lind Global Fund II LP (“Lind Global”), as the holder of that certain convertible promissory note in the amount of $5,750,000 (as amended, the “2022 Convertible Note”) and that certain convertible promissory note in the amount of $1,800,000 (the “2023 Convertible Note” and, together with the 2022 Convertible Note, the “Convertible Notes”) (see Note 10 for further details), may deliver a notice of event of default together with a demand for payment to the Company for payment in full. If such a demand is delivered, the Company shall, within ten business days, pay all of the outstanding principal amount or, at its election, Lind Global may elect to convert all or a portion of the outstanding principal amount and the conversion price shall be adjusted to the lower of the then-current conversion price and 80% of the average of the three lowest daily variable average weighted prices during the twenty trading days prior to delivery. Additionally, if we are unable to maintain our listing on NASDAQ, it will constitute an event of default under the Convertible Notes, which would trigger certain obligations under the Convertible Notes including, but not limited to, causing an amount equal to 120% of the outstanding principal amount of the Convertible Notes to immediately become due. Although there can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement within the time period(s) permitted by NASDAQ or maintain compliance with any of the other NASDAQ continued listing requirements, having obtained the required stockholder vote at our annual meeting, we believe we will be able to remediate the noncompliance.

The Company has incurred operating losses and has not demonstrated an ability to generate cash in excess of its operating expenses for a sustained period of time. During the year ended December 31, 2022, the Company generated a loss from operations of $14.4 million, which includes non-cash impairment charges of long-lived assets and goodwill from our Workforce Solutions segment totaling $7.5 million. During the nine months ended September 30, 2023, the Company generated $0.3 million of net cash provided by operating activities. As of September 30, 2023, the Company had unrestricted cash and cash equivalents of $2.0 million which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that our audited consolidated financial statements are issued.

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

Note 2 - Recent Accounting Pronouncements

Accounting pronouncements recently adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) to replace the incurred loss impairment methodology under U.S. GAAP. This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model will require the Company to use a forward-looking expected credit loss impairment methodology for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired, and require a loss be recognized before it is realized. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The new standard will apply to accounts receivable, loans, and other financial instruments with credit risk. This standard was effective for the Company beginning January 1, 2023. The Company adopted the new guidance starting January 1, 2023 on a modified retrospective basis. The impact of this ASU is reflected in the consolidated financial statements and was not material.

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

The number of common shares and common share equivalents used in the determination of basic and diluted loss per common share were as follows:

(in thousands, except for share data)	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net loss attributed to common stockholders	$(2,022)	$(8,992)	$(6,471)	$(13,827)

Denominator:
Weighted-average shares outstanding for basic earnings per share	2,480,505	2,128,888	2,398,468	2,110,194

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	2,480,505	2,128,888	2,398,468	2,110,194

Total shares considered for dilution	1,103,556	520,376	1,176,007	520,376

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

The components of contract receivables were as follows:

(in thousands)	September 30, 2023	December 31, 2022

Billed receivables	$4,385	$6,074
Unbilled receivables	6,755	5,146
Allowance for credit loss	(443)	(1,156)
Total contract receivables, net	$10,697	$10,064

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

The following table sets forth the activity in the allowance for credit losses for the nine months ended September 30, 2023.

(in thousands)
Beginning balance at January 1, 2023	$1,156
Adoption of ASC326 Current Expected Credit Losses (CECL)	57
Adjusted balance at January 1, 2023	1,213
Current period provision for expected credit (recovery) loss	(1)
Write-offs charged against the allowance, net of recoveries	(729)
Currency adjustment	(40)
Balance at September 30, 2023	$443

During the three months ended September 30, 2023 we recorded credit loss expense of $(6) thousand, and no credit loss expense was recorded during the three months ended September 30, 2022. During the nine months ended September 30, 2023 and 2022, we recorded credit loss expense of $24 thousand and  $97 thousand, respectively. The write-offs charged against the allowance, net of recoveries is related to an unbilled receivable balance for a customer contract with our GSE Beijing entity, and had been fully reserved during the year ended 2021. During the three months ended June 30, 2023, management determine this amount to be fully uncollectible and was written off against the allowance.

During the month of October 2023, we invoiced $3.2 million of the unbilled receivables as of September 30, 2023.

Our foreign currency denominated contract receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each reporting period into our functional currency, using the current exchange rate at the end of the period. The gain or loss resulting from such remeasurement is included in other income, net in the consolidated statements of operations. During the three months ended September 30, 2023 and 2022, we recognized a (loss) gain on remeasurement of these foreign exchange contracts of ($32) thousand and $6 thousand, respectively. During the nine months ended September 30, 2023 and 2022, we recognized a loss on remeasurement of these foreign exchange contracts of $(15) thousand and $(51) thousand, respectively.

Note 6 - Goodwill and Intangible Assets

The Company monitors operating results and events and circumstances that may indicate potential impairment of intangible assets. Management concluded that triggering events had occurred during the three and nine months ended September 30, 2023 and 2022.

During the three months ended September 30, 2022, we determined that the deterioration in sales, decline in revenues, delayed pipeline opportunities, and overall downward performance results and the forecast related to the Workforce Solutions business segment was material enough to be considered a triggering event that could result in impairment of our long-lived assets. We performed an interim analysis and determined an impairment existed at September 30, 2022 in accordance with ASC 350 & ASC 360. As such, we recorded an impairment of the related goodwill and definite-lived intangible assets of $7.0 million and $0.5 million, for the three months ended September 30, 2022, respectively. Goodwill impairment was allocated to the Training Services and Technical Staffing business units based on their pro rata share of Workforce Solution’s book value of Goodwill

During the three months ended September 30, 2023, we determined that the overall market capitalization deterioration due to the falling share price, decline in revenues, and delayed pipeline opportunities was material enough to be considered a triggering event that could result in impairment of our long-lived assets. We performed an interim analysis and determined an impairment existed for the Workforce Solutions business segment at September 30, 2023 in accordance with ASC 350 & ASC 360. As such, we recorded an impairment of the related goodwill of $0.9 million for the three and nine months ended September 30, 2023 to the Training Services and Technical Staffing business units based on their pro rata share of Workforce Solution’s book value of Goodwill. No impairment was identified related to any other asset grouping.

Goodwill

The following table shows the gross carrying amount and impairment of goodwill:

(in thousands)

	Goodwill	Accumulated Impairment	Net

Engineering	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	(7,977)	454
Net book value at September 30, 2023	$16,709	$(11,347)	$5,362

(in thousands)

	Goodwill	Accumulated Impairment	Net

Engineering	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	(7,040)	1,391
Net book value at December 31, 2022	$16,709	$(10,410)	$6,299

Intangible assets

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangible assets:

(in thousands)	As of September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Amortized intangible assets:
Customer relationships	$8,628	$(7,318)	$(464)	$846
Trade names	1,689	(1,261)	-	428
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	527	(514)	-	13
Alliance agreement	527	(527)	-	-
Others	167	(167)	-	-
Total	$12,442	$(10,691)	$(464)	$1,287

(in thousands)	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Amortized intangible assets:
Customer relationships	$8,628	$(7,050)	$(464)	$1,114
Trade names	1,689	(1,196)	-	493
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	527	(486)	-	41
Alliance agreement	527	(488)	-	39
Others	167	(167)	-	-
Total	$12,442	$(10,291)	$(464)	$1,687

Amortization expense related to definite-lived intangible assets totaled $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022 and $0.4 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years and thereafter:

(in thousands)
Years ended December 31:
2023 remainder	$108
2024	332
2025	255
2026	204
2027	169
Thereafter	219
Total	$1,287

Note 7 - Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements, net consist of the following:

(in thousands)
	September 30, 2023	December 31, 2022
Computer and equipment	$2,375	$2,363
Software	2,292	2,291
Leasehold improvements	660	659
Furniture and fixtures	840	838
	6,167	6,151
Accumulated depreciation	(5,519)	(5,379)
Equipment, software and leasehold improvements, net	$648	$772

Depreciation expense was $43 thousand and $69 thousand for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $144 thousand and $213 thousand for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023 and December 31, 2022, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

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

The Company used the Monte Carlo simulation model to determine the fair value of the Warrants (see Note 10) and Cash-Settled PRSUs, which required the input of subjective assumptions. The fair value of the Warrants as of September 30, 2023 was estimated with the following assumptions.

	Amended 2022 Convertible Note	2023 Convertible Note

Exercise Price	$19.40	$5.00
Common Stock Price	$2.02	$2.02
Risk Free Rate	4.7%	4.13%
Volatility	80.0%	80.0%
Term (in years)	3.4 yrs.	4.7 yrs.

The following table presents assets and liabilities measured at fair value at September 30, 2023:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$1,064	$1,064
Warrant liability	-	-	474	474
Cash settled performance-vesting restricted stock units	-	-	82	82
Total liabilities	$-	$-	$1,620	$1,620

The following table presents assets and liabilities measured at fair value at December 31, 2022:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$285	$285
Warrant liability	-	-	267	267
Cash settled performance-vesting restricted stock units	-	-	51	51
Total liabilities	$-	$-	$603	$603

The following table summarizes changes in the fair value of our Level 3 liabilities during the nine months ended September 30, 2023.

(in thousands)	Embedded Redemption Features	Warrant	Cash Settled PRSUs	Level 3 Total
Balance at December 31, 2022	$285	$267	$51	$603
FV of derivatives with new convertible note issuance	286	1,120	-	1,406
Change in FV included in gain on derivative instruments, net	493	(913)	-	(420)
Stock compensation less payments made	-	-	31	31
Balance at September 30, 2023	$1,064	$474	$82	$1,620

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

During the three months ended September 30, 2023 and 2022, we recognized $0.3 million and $0.5 million of stock-based compensation expense related to RSU and PRSU awards, respectively, under the fair value method. We recognized $0.9 million and $1.5 million of stock-based compensation expense related to RSU and PRSU awards for the nine months ended September 30, 2023 and 2022, respectively.

During the three and nine months ended September 30, 2023, we granted approximately 45,455 and 90,782 time-based restricted stock units (“RSUs”) with an aggregate fair value of approximately $0.1 million and $0.3 million, respectively. During the nine months ended September 30, 2022, we granted approximately 96,025 time-based RSUs with an aggregate fair value of approximately $1.5 million. We granted no time-based RSUs during the three months ended September 30, 2022. During the three months ended September 30, 2023 and 2022, we vested approximately 54,999 and 11,299 RSUs, respectively. During the nine months ended September 30, 2023 and 2022, we vested approximately 98,446 and 49,281 RSUs, respectively. Typically RSUs vest quarterly in equal amounts over the course of one to three years.

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

During the nine months ended September 30, 2023, we granted approximately 59,767 PRSU’s. These grants are subject to multiple vesting criteria including reaching a 20-day VWAP of $15.00 prior to the expiration of the awards, and a time-vesting restriction, which will vest in equal parts over the next 18 quarters. During the nine months ended September 30, 2022, there were 80,000 PRSUs granted, including 20,000 cash-settled grants to employees. These grants are subject to multiple vesting criteria including reaching a 20-day VWAP of $19.40 prior to the expiration of the awards, and a time-vesting restriction, which will vest in equal portions over the next 15 quarters ending December 31, 2025. There were no PRSUs granted during the three months ended September 30, 2023 or September 30, 2022. During the nine months ended September 30, 2023 and 2022, we vested 15,000 PRSUs, of which, 3,750 PRSUs were cash-settled, respectively. The market vesting criteria for the Q1 2022 PRSU grant was achieved in April 2022 for the 80,000 PRSUs which will fully vest over the next 9 quarters.

We did not grant any stock options for the nine months ended September 30, 2023 and 2022.

Note 10 - Debt

Convertible Note

On February 23, 2022, we entered into a Securities Purchase Agreement, as amended, with Lind Global, pursuant to which we issued to Lind Global the 2022 Convertible Note (see Note 1) and a common stock purchase warrant to acquire 128,373 shares of our Common Stock (the “2022 Warrant”). The 2022 Convertible Note does not bear interest but was issued at a $0.75 million discount (“OID”). We received proceeds of approximately $4.8 million net of the OID and expenses.

On June 23, 2023, we entered into an Amended & Restated Agreement to amend the February 23, 2022 Securities Purchase Agreement (Original Note).

(in thousands)	2022 Convertible Note	2023 Convertible Note	Total Convertible Notes
	Amount	Amount	Amount

Convertible Note issued	$5,750	$1,800	$7,550
Debt discount	(750)	(300)	(1,050)
Issuance cost:
Commitment fee	(175)	(52)	(227)
Balance of investor’s counsel fees	(43)	(34)	(77)
Net proceeds of Convertible Note	$4,782	$1,414	$6,196

Additional OID costs not in original funds flow	(121)	(15)	(136)
Fair value of Warrant Liabilities on issuance	(724)	(1,119)	(1,843)
Fair value of Conversion Feature on issuance	(306)	(286)	(592)
Allocated OID costs to Warrants	25	30	55
Additional OID costs not in original funds flow	(660)	660	-
Interest expense accrued on Convertible Note as of September 30, 2023	2,645	135	2,780
Principal and interest payments through September 30, 2023	(4,073)	-	(4,073)

Balance of Convertible Note as of September 30, 2023	$1,568	$819	$2,387

The Convertible Note provides for 18 monthly principal repayments of $319 thousand beginning 180 days from issuance.  Payments could be made in the form of cash, shares, or a combination of both at the discretion of GSE.

The 2022 Convertible Note is convertible into our Common Stock at any time after the earlier of six months from issuance of the Convertible Note or the date of an effective registration statement filed with the SEC covering the underlying shares. The conversion price of the 2022 Convertible Note is equal to $19.40 per share, subject to customary adjustments. The 2022 Convertible Note matures in February of 2024, although we are permitted to prepay the 2022 Convertible Note, provided that Lind Global shall have the option to convert up to one third of the outstanding principal of the 2022 Convertible Note at a price per share equal to the lessor of the Repayment Share price or the conversion price (as described below). The 2022 Convertible Note is guaranteed by each of our subsidiaries and is secured by a first priority lien on all of our assets. The 2022 Convertible Note is not subject to any financial covenants and events of default under the 2022 Convertible Note are limited to events related to payment, market capitalization, certain events pertaining to conversion and the underlying shares of Common Stock and other customary events including, but not limited to, bankruptcy or insolvency. Upon the occurrence of an event of default, the 2022 Convertible Note will become immediately due and payable at an amount equal to 120% of the outstanding principal, subject to any cure periods described in the 2022 Convertible Note, and the customer may demand that all or a portion of the outstanding principal amount be converted into shares of common stock at the lower of the then current conversion price and 80% of the average of the three lowest daily volume-weighted average price (“VWAPs”) during the twenty days prior to delivery of the conversion notice. If there is a change of control of the Company, Lind Global has the right to require us to prepay the outstanding principal amount of the 2022 Convertible Note.

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

On October 6, 2023, the Company and Lind Global entered into that certain First Amendment to the 2022 Convertible Note (“A&R Note Amendment”), amending the 2022 Convertible Note. The A&R Note Amendment amended Section 2.1 pertaining to events of default by deleting and replacing Section 2.1(r), which previously provided for an event of default under the Note in the event that the Company’s Market Capitalization was below $7 million for ten (10) consecutive days. As amended, the A&R Note provides that, at any time after January 31, 2024, an event of default will occur in the event that the Company’s Market Capitalization is below $7 million for ten (10) consecutive days. Prior to the Amendment, the “Conversion Price” in Section 3.1(b) of the A&R Note “means $19.40, and shall be subject to adjustment as provided herein.” The A&R Note Amendment amended the definition of “Conversion Price” “the lower of (i) $19.40 and (ii) eighty-five percent (85%) of the average of the three (3) lowest daily VWAPs during the twenty (20) Trading Days prior to the delivery by the Holder of the applicable notice of conversion.”

The 2022 Warrant entitles Lind Global to purchase up to 128,373 shares of our Common Stock until February 23, 2027, at an exercise price of $19.40 per share, subject to customary adjustments described therein.  The Warrant is recorded at fair value upon issuance of $0.7 million and is classified as a current liability to be remeasured at each reporting period (see Note 8). The discount created by allocating proceeds to the Warrant results in a debt discount to be amortized as additional interest expense over the term of the Convertible Note.

On June 23, 2023 in connection with the 2022 amended and restated Convertible Note transaction, the Company evaluated the amendment and concluded it qualified as a troubled debt restructuring.  The restructuring did not result in a gain or loss but revised the effective interest rate used to amortized the note going forward.

On June 23, 2023, the Company entered into a second Securities Purchase Agreement (the “2023 Purchase Agreement”) with Lind Global, pursuant to which the Company issued to Lind Global the 2023 Convertible Note.  The Company and Lind Global also amended and restated the 2022 Convertible Note.  The closings of the transactions contemplated under the 2023 Purchase Agreement may occur in tranches.  The first closing occurred on June 23, 2023, and consisted of the issuance of a secured, two-year interest free convertible promissory note with a funding amount of $1,500,000 and a principal amount of $1,800,000 (the “2023 Convertible Note”) and the issuance of common stock purchase warrant to acquire 426,427 shares of the Company’s common stock (the “2023 Warrant” and, together with the 2022 Warrant, the “Warrants”). The proceeds from the transactions contemplated by the 2023 Purchase Agreement were for general working capital purposes and other corporate purposes.

On October 6, 2023, the Company and Lind Global entered into that certain First Amendment to Senior Convertible Promissory Note, amending the Company’s 2023 Convertible Note (the “Note Amendment”). The Note Amendment amended Section 2.1 of the 2023 Convertible Note pertaining to events of default by deleting and replacing Section 2.1(r), which previously provided for an event of default under the Note in the event that the Company’s Market Capitalization (as defined in the Note) was below $7 million for ten (10) consecutive days. As amended, the Note provides that, at any time after January 31, 2024, an event of default will occur in the event that the Company’s Market Capitalization is below $7 million for ten (10) consecutive days.

Commencing one year after the issuance of the 2023 Convertible Note, the Company shall pay the outstanding principal amount of the 2023 Convertible Note in twelve (12) consecutive monthly payments of $150,000 each. At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company (the “Repayment Shares”) at a price based on 90% of the average five (5) consecutive daily VWAPs during the twenty (20) days prior to the payment date, or a combination of cash and Repayment Shares, subject to the terms of the 2023 Convertible Note.  The Repayment Shares must either be eligible for immediate resale under Rule 144 or be registered. The number of Repayment Shares is limited such that, when added to the number of shares of common stock issued and issuable pursuant to the transactions contemplated by the 2023 Purchase Agreement, it may not exceed 493,727 shares of common stock unless the Company obtains stockholder approval to issue additional Repayment Shares. The holder of the 2023 Convertible Note may elect with respect to no more than two (2) of the above described monthly payments to increase the amount of such monthly payment up to $300,000 each in Repayment Shares upon notice to the Company. Any such increased payment shall be deducted from the amount of the last monthly payment owed under the 2023 Convertible Note.  The Company can prepay Lind Global all the outstanding principal amount of the 2023 Convertible Note, provided that Lind Global shall have the option to convert up to one third (1/3) of the outstanding principal amount of the 2023 Convertible Note at a price per share equal to the lesser of the Repayment Share price or the conversion price (as described below).

Upon the occurrence of an event of default as described in the 2023 Convertible Note, the 2023 Convertible Note will become immediately due and payable at the default premium described in the 2023 Convertible Note, subject to any cure periods described in the 2023 Convertible Note. Events of default include, but are not limited to, a payment default on any other indebtedness in excess of $250,000; the shares no longer publicly being traded or cease to be listed on a trading market; if after six months, the shares are not available for immediate resale under Rule 144; and the Company’s market capitalization is below $7,000,000 for ten (10) consecutive days. Upon an event of default, subject to any applicable cure period, the holder of the 2023 Convertible Note can, among other things, accelerate payment of the 2023 Convertible Note and demand full payment and demand that all or a portion of the outstanding principal amount be converted into shares of common stock at the at the lower of the then current conversion price and 85% of the average of the three (3) lowest daily VWAPs during the twenty (20) days prior to delivery of the conversion notice.  If there is a change of control of the Company, Lind Global has the right to require the Company to prepay 105% of the outstanding principal amount of the 2023 Convertible Note. A change of control includes a change in the composition of a majority of the Board of Directors of the Company, at a single shareholder meeting, a change, without prior written consent of Lind Global where a majority of the individuals that were directors as of June 20, 2023 cease to be directors of the Company (provided that any individual who is nominated by the board of directors (or a duly authorized committee thereof) as of June 20, 2023 and is elected or appointed as a director of the Company shall be deemed a member of the board of directors of the Company for all such purposes), a shareholder acquiring beneficial ownership of more than 50% of the common stock of the Company, or the sale or other disposition of the Company of all or substantially all of its assets.  The 2023 Convertible Note is convertible into common stock of the Company at any time after the earlier of six (6) months from issuance or the date the registration statement is effective, provided that no such conversion may be made that would result in beneficial ownership by Lind Global and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Convertible Note is equal to $5.00, subject to customary adjustments.

The 2023 Warrant entitles Lind Global to purchase up to 426,427 shares of common stock of the Company until the earlier of (a) June 23, 2028 and (b) a merger, sale event or other reclassification of the Company’s common stock, at an exercise price of $5.00 per share, subject to customary adjustments described therein. The 2023 Warrant is in addition to the 2022 Warrant.

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

The Convertible Notes are evaluated as a potentially dilutive security in both periods of loss and income for diluted earnings per share purposes. The Warrants are considered a participating security and was not included in the calculation of basic earnings per share for the period ended September 30, 2023 as Company reflected net loss for this period. The Warrant will be included in the calculation of diluted earnings per share in periods of net income.

The issuance costs with respect to the Convertible Notes, which are recorded as a debt discount, are deferred and amortized using the effective interest method as additional interest expense over the terms of the Convertible Note at an effective interest rate of 68.6%.

The Company incurred total interest expense related to the Convertible Notes of $1.5 million, including $0.5 million default charge and the amortization of the various discounts for the nine months ended September 30, 2023, respectively. The Company incurred total interest expense related to the Convertible Notes of $0.4 million for both the three months ended September 30, 2023 and 2022.

Revolving Line of Credit

In February 2022, using proceeds from the Convertible Note, we repaid in full, all outstanding indebtedness of $1.8 million owed on our Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens Bank, N.A. (“Citizens”) was terminated. Certain letters of credit remain in place with Citizens. As of September 30, 2023, we had four letters of credit totaling $1.1 million outstanding to certain customers which were secured with restricted cash.

Note 11 - Product Warranty

We accrue estimated warranty costs at the time the related revenue is recognized and based on historical experience and projected claims. Our System Design and Build contracts generally include a one year base warranty on the systems. The portion of our warranty provision expected to be incurred within twelve months is classified as current within accrued warranty and totals $265 thousand, and the remaining $137 thousand is classified as long-term within other non-current liabilities.

The activity in the accrued warranty accounts during the current period is as follows:

(in thousands)
Balance at January 1, 2023	$503
Current period recovery	(73)
Current period claims	(29)
Currency adjustment	1
Balance at September 30, 2023	$402

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
The following table represents a disaggregation of revenue by type of goods or services for the three and nine months ended September 30, 2023 and 2022, along with the reporting segment for each category:

(in thousands)	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Engineering
System Design and Build	$1,192	$1,537	$4,801	$4,991
Over time	1,192	1,537	4,801	4,991

Software and Support	1,373	2,010	3,662	3,560
Point in time	259	530	627	662
Over time	1,114	1,480	3,035	2,898

Training and Consulting Services	6,092	4,505	16,180	13,851
Point in time	131	195	428	428
Over time	5,961	4,310	15,752	15,752

Workforce Solutions
Training and Consulting Services	2,909	3,846	10,183	14,516
Point in time	16	52	225	52
Over time	2,893	3,794	9,958	14,464

Total revenue	$11,566	$11,898	$34,826	$36,918

The following table reflects revenue recognized in the reporting periods presented that was included in contract liabilities from contracts with customers as of the beginning of the periods presented:

(in thousands)	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue recognized in the period from amounts included in billings in excess of revenue earned at the beginning of the period	$466	$174	$3,571	$2,666

Note 13 - Income Taxes

The following table presents the provision for income taxes and our effective tax rates:

(in thousands)	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Loss before income taxes	$(2,092)	$(9,210)	$(6,552)	$(13,935)
Benefit from income taxes	(70)	(218)	(81)	(108)
Effective tax rate	3.35%	2.4%	1.24%	0.8%

Our income tax expense for the interim periods presented is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax benefit for the three and nine months ended September 30, 2023 was comprised mainly of current foreign tax benefit, deferred state tax benefit related to the portion of goodwill which cannot be offset by deferred tax assets and state tax expense. Total income tax benefit for the three and nine months ended September 30, 2022 was comprised mainly of current foreign tax benefit and deferred federal and state tax benefit related to the portion of goodwill which cannot be offset by deferred tax assets, and state tax expense.

For the three and nine months ended September 30, 2023, the difference between our income tax benefit at an effective tax rate of 3.35% and 1.24% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. taxes. For the three and nine months ended September 30, 2022, the difference between our income tax benefit at an effective rate of 2.4% and 0.8% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. and foreign taxes.

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

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that we will continue to assess a full valuation allowance on our U.S., China, and Slovakia net deferred assets as of September 30, 2023. We have determined that it is not more likely than not that the Company will realize the benefits of its deferred taxes in the U.S. and foreign jurisdictions.
Note 14 - Leases

We have lease agreements with lease and non-lease components, which are accounted for as a single lease. We apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities. The operating lease ROU amortization was $311 thousand and $467 thousand for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, we recorded ROU amortization of $81 thousand and $159 thousand, respectively.

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets:

(in thousands)
		As of
Operating Leases	Classification	September 30, 2023	December 31, 2022

Leased Assets
Operating lease - right of use assets	Long term assets	$518	$506

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	226	418
Operating lease liabilities	Long term liabilities	315	160
		$541	$578

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

The table below summarizes lease income and expense recorded in the consolidated statements of operations incurred during the three and nine months ended September 30, 2023 and 2022, (in thousands):

		Three months ended		Nine months ended
Lease Cost	Classification	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Operating lease cost (1)	Selling, general and administrative expenses	$90	$174	$333	$534
Short-term leases costs (2)	Selling, general and administrative expenses	2	15	27	45
Sublease income (3)	Selling, general and administrative expenses	-	(18)	-	(55)
Net lease cost		$92	$171	$360	$524

(1) Includes variable lease costs which are immaterial.
(2) Includes leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of two tenants, which subleased parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of September 30, 2023 are as follows:

(in thousands)	Gross Future Minimum Lease Payments
2023 remainder	$62
2024	220
2025	96
2026	91
2027	142
Thereafter	-
Total lease payments	$611
Less: Interest	70
Present value of lease payments	$541

We calculated the weighted-average remaining lease term, presented in years below and the weighted-average discount rate for our operating leases, and we use the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	3.59	1.51
Weighted-average discount rate
Operating leases	6.21%	5.00%

The table below sets out the classification of lease payments in the consolidated statements of cash flows.

(in thousands)	Nine months ended
Cash paid for amounts included in measurement of liabilities	September 30, 2023	September 30, 2022
Operating cash flows used in operating leases	$410	$934

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant:

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue:
Engineering	$8,657	$8,052	$24,643	$22,402
Workforce Solutions	2,909	3,846	10,183	14,516
Total revenue	11,566	11,898	34,826	36,918

Gross Profit
Engineering	3,346	2,654	7,968	7,037
Workforce Solutions	370	602	1,358	1,818
Total gross profit	3,716	3,256	9,326	8,855

Operating loss
Engineering	(7)	(1,403)	(3,048)	(5,511)
Workforce Solutions	(1,055)	(7,646)	(1,573)	(7,815)
Provision for legal settlement	(750)	-	(750)	-

Operating loss	(1,812)	(9,049)	(5,371)	(13,326)

Interest expense, net	(430)	(422)	(1,483)	(928)
Change in fair value of derivative instruments, net	180	263	420	377
Other loss, net	(30)	(2)	(118)	(58)
Loss before income taxes	$(2,092)	$(9,210)	$(6,552)	$(13,935)

Note 16 - Commitments and Contingencies

Three former employees of Absolute Consulting, Inc. and Hyperspring, LLC, filed putative class action lawsuits against  the Company, alleging that the Company failed to pay overtime wages as required by the Fair Labor Standards Act and state law. The three cases Natalie Adams v. Absolute Consulting, Inc., Case No. 6:20-cv-01099, Matthew Waldecker v. Hyperspring, LLC, Case No. 2:20-cv-1948, Don Pharr v. Absolute Consulting, Inc., Case No. 23-cv-01558-JRR were filed on December 2, 2020, December 15, 2020, and June 8, 2023 respectively.
On August 22, 2023, Plaintiffs in Adams, Waldecker and Pharr and GSE Systems, Inc., Hyperspring and Absolute participated in private mediation. The mediation was successful and an agreement in principle was reached before the conclusion of the mediation to resolve and dismiss all three pending matters in exchange for a settlement payment.
The parties’ settlement agreement was executed on October 30, 2023 and will result in the dismissal of all three cases. In addition to customary terms, GSE Systems, Hyperspring and Absolute will be obligated to make a series of payments in 2024, eventually totaling $750,000 inclusive of attorneys’ fees and costs. As this amount was probable and estimable, we have accrued the $750,000 as a part of Selling, general and administrative for the three and nine months ended September 30, 2023.
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

Engineering (approximately 71% of revenue for the nine months ended September 30, 2023)

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

Workforce Solutions (approximately 29% of revenue for the nine months ended September 30, 2023)

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

Cross sell and upsell into existing markets:

We have devoted considerable time and effort over the past several years to diversify the capabilities of our Company’s solutions for the nuclear power sector across both of our segments, via a rollup of essential services provided to the industry. To ensure efficient and streamlined operations for the business, we have brought in new engineering experts who are deeply credentialed in the nuclear power industry. We have also retooled our Workforce Solutions sales and recruiting efforts to ensure we are covering the industry broadly. The business units operate uniformly within their respective structure. This structure greatly enhances the opportunity to cross-sell our capabilities across our entire customer base, fostering an important focus of our sales efforts. This further differentiates us as a comprehensive provider to industry versus providers of specific, niche services. Our expectation is that unified go-to-market efforts, such as cross-selling capabilities, will lead to greater share of available spending within the customer base, which in turn will lead to significant upselling opportunity. Just as the broader economy was impacted by the onset of the pandemic, so too have our end markets been affected. Our perspective is that the industries we serve are quick to respond to a crisis and disruption, but slow to emerge and recover to pre-crisis operations. This is understandable, especially for our primary market of nuclear power. This cycle has been demonstrated in the past with other market and industry disruptions such as the 2008 global economic crisis, the Fukushima disaster in 2011 and, most recently, the global pandemic and its ongoing economic disruption. As with past disasters, our end markets usually catch up to delays in work years after the onset of the disruption.

Our Company is positioned to take advantage of the recovery if and when it occurs. As a result of a rejuvenated cross-sell and upsell effort, we are equipped to take this new approach to the market. In particular, with the Infrastructure Investment and Jobs Act passed in November 2021, for the first time there are specific economic incentives from the US Government for nuclear power development and the production of more nuclear baseload power to the grid. We are eager for these incentives to flow to industry spurring the capital investment required to extend the lifetime of the plants and production of more power. With economic incentives in place, the industry can now plan to make such investments. The challenge we are seeing is that the industry is still slow to advance investments that will result in an uptick in business for companies like GSE that serve the sector. Although we believe it is only a matter of time until this rollout progresses but the current pace presents a challenge in the interim. As a key provider of essential services to the nuclear power sector, with a focus on decarbonization, we are poised to benefit from industry investment as it rolls out to the vendor ecosystem. As mentioned, we have spent significant effort during 2022 to retool our Workforce Solutions sales and recruiting efforts and brought in key engineering talent to retool our efforts for the Engineering business. We have also spent significant effort putting in place Master Services Agreements (“MSAs”) with key utility operators. Having this commercial infrastructure in place is a significant step forward to facilitate ease of consumption of our solutions once a decision to do so is made by clients' prospects.

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

Employees

As of September 30, 2023, we had approximately 275 employees, which includes approximately 195 employees in our Engineering segment and approximately 80 employees in our Workforce Solutions segment.

Backlog

As of September 30, 2023, we had approximately $37.6 million of total gross revenue backlog, which included $31.4 million of Engineering backlog and $6.2 million of Workforce Solutions backlog. As of December 31, 2022, our backlog was $32.9 million with $23.8 million attributed to our Engineering segment and $9.1 million to Workforce Solutions. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third-party or pass-through costs to subcontractors and other parties. Because backlog is not a U.S. GAAP measurement, our computation of backlog may not necessarily be comparable to that of our industry peers.

Results of Operations

The following table sets forth our results of operations, expressed in thousands of dollars and as a percentage of revenue:

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	$	%	$	%	$	%	$	%
Revenue	$11,566	100.0%	$11,898	100.0%	$34,826	100.0%	$36,918	100.0%
Cost of revenue	7,850	67.9%	8,642	72.6%	25,500	73.2%	28,063	76.0%
Gross profit	3,716	32.1%	3,256	27.4%	9,326	26.8%	8,855	24.0%

Operating expenses:
Selling, general and administrative	4,301	37.2%	4,336	36.4%	12,742	36.6%	13,253	35.9%
Research and development	139	1.2%	186	1.6%	474	1.4%	510	1.4%
Goodwill and intangible asset impairment charge	937	8.1%	7,505	63.1%	937	2.7%	7,505	20.3%
Depreciation	43	0.4%	69	0.6%	144	0.4%	213	0.6%
Amortization of intangible assets	108	0.9%	209	1.8%	400	1.1%	700	1.9%
Total operating expenses	5,528	47.8%	12,305	103.4%	14,697	42.2%	22,181	60.1%
Operating loss	(1,812)	(15.7)%	(9,049)	(76.1)%	(5,371)	(15.5)%	(13,326)	(36.2)%
Interest expense, net	(430)	(3.7)%	(422)	(3.5)%	(1,483)	(4.3)%	(928)	(2.5)%
Change in fair value of derivative instruments, net	180	1.6%	263	2.2%	420	1.2%	377	1.0%
Other loss, net	(30)	(0.3)%	(2)	0.0%	(118)	(0.3)%	(58)	(0.2)%
Loss before income taxes	(2,092)	(18.1)%	(9,210)	(77.4)%	(6,552)	(18.8)%	(13,935)	(37.7)%
Benefit from income taxes	(70)	(0.6)%	(218)	(1.8)%	(81)	(0.2)%	(108)	(0.3)%
Net loss	$(2,022)	(17.5)%	$(8,992)	(75.6)%	$(6,471)	(18.6)%	$(13,827)	(37.5)%

Revenue

Consolidated revenue for the three months ended September 30, 2023 totaled $11.6 million, which was 3% less than the $11.9 million of revenue for the three months ended September 30, 2022. Revenue for the nine months ended September 30, 2023 totaled $34.8 million, which was 6% less than the $36.9 million of revenue for the nine months ended September 30, 2022.

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	Change		September 30, 2023	September 30, 2022	Change
Revenue:			$	%			$	%
Engineering	$8,657	$8,052	605	8%	$24,643	$22,402	2,241	10%
Workforce Solutions	2,909	3,846	(937)	(24)%	10,183	14,516	(4,333)	(30)%
Total revenue	$11,566	$11,898	(332)	(3)%	$34,826	$36,918	(2,092)	(6)%

Engineering revenue for the three months ended September 30, 2023 totaled $8.7 million, which was a 8% increase from the $8.1 million of revenue for the three months ended September 30, 2022. The increase in revenue was primarily attributable to increased orders across the segment. Total Engineering orders of $13.0 million and $7.2 million were recorded for the three months ended September 30, 2023 and 2022, respectively. The increase in orders is primarily due to renewed training and consulting work with a long standing customer and two large orders during the three months ended September 30, 2023, for SDB work including software and maintenance components.

Engineering revenue for the nine months ended September 30, 2023 totaled $24.6 million, which was a 10% increase from the $22.4 million of revenue for the nine months ended September 30, 2022. The increase of revenue was primarily attributable to several significant contracts awarded with high margin performance obligations which began later in 2022, as well as, continued order volume increases through September 30, 2023. Total Engineering orders of $32.6 million and $17.4 million were recorded for the nine months ended September 30, 2023 and 2022, respectively. The increase in orders is primarily due to renewed training and consulting work with a long standing customer and two large orders during the nine months ended September 30, 2023, for SDB work including software and maintenance components.

For the three months ended September 30, 2023, Workforce Solutions revenue decreased by 24% to $2.9 million compared to revenue of $3.8 million for the three months ended September 30, 2022. The decrease in revenue was due to a reduction in staffing needs from our major customers. Total new orders of $1.7 million and $3.0 million were recorded for the three months ended September 30, 2023 and 2022, respectively.

For the nine months ended September 30, 2023, Workforce Solutions revenue decreased by 30% to $10.2 million compared to revenue of $14.5 million for the nine months ended September 30, 2022. The decrease in revenue was primarily due to the wind down of large projects resulting in a reduction in demand for staffing from our major customers. Total new orders of $7.3 million and $10.8 million were recorded for the nine months ended September 30, 2023 and 2022, respectively.

Gross Profit

Gross profit was $3.7 million and 32.1% of revenue and $3.3 million and 27.4% of revenue for the three months ended September 30, 2023 and 2022, respectively. Gross profit was $9.3 million and 26.8% of revenue and $8.9 million and 24.0% of revenue for the nine months ended September 30, 2023 and 2022, respectively.

(in thousands)	Three Months Ended				Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	$	%	$	%	$	%	$	%
Gross profit:
Engineering	$3,346	38.7%	$2,654	33.0%	$7,968	32.3%	$7,037	31.4%
Workforce Solutions	370	12.7%	602	15.7%	1,358	13.3%	1,818	12.5%
Total gross profit	$3,716	32.1%	$3,256	27.4%	$9,326	26.8%	$8,855	24.0%

The Engineering segment’s gross profit increased by $0.7 million during the three months ended September 30, 2023 over the three months ended September 30, 2022. The Engineering segment’s gross profit increased by $0.9 million during the nine months ended September 30, 2023 over the nine months ended September 30, 2022. The increase is driven by segment revenue growth related to increased project efficiency on large simulator projects.

The Workforce Solutions segment’s gross profit decreased by $0.2 million during the three months ended September 30, 2023 over the three months ended September 30, 2022. The Workforce Solutions segment’s gross profit decreased by $0.5 million during the nine months ended September 30, 2023 over the nine months ended September 30, 2022. The decrease in the three months and nine months ended September 30, 2023 was primarily due to the reduction in the demand from existing customers for additional workforce professionals.

Selling, general and administrative expenses (“SG&A”)

Selling, general and administrative (SG&A) expenses totaled $4.3 million and $4.3 million for the three months ended September 30, 2023 and 2022, respectively. Selling, general and administrative (SG&A) expenses totaled $12.7 million and $13.3 million for the nine months ended September 30, 2023 and 2022, respectively. Fluctuations in the components of SG&A spending were as follows.

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Corporate charges	$3,320	$3,201	$9,252	$10,058
Business development	902	951	3,080	2,511
Facility operation & maintenance (O&M)	85	182	372	575
Credit loss expense (recovery)	(6)	-	24	97
Other	-	2	14	12
Total	$4,301	$4,336	$12,742	$13,253

Corporate charges

During the three months ended September 30, 2023, corporate charges increased by $0.1 million over the same period of the prior year. During the nine months ended September 30, 2023 corporate charges decreased by $0.8 million over the same period of the prior year. The decrease was primarily due to a $0.8 million decrease in stock compensation expense, $0.4 million decrease in indirect labor & burden cost due to decreased headcount, $.02 million decrease in business insurance expense, partially offset by increased litigation expense of $0.8 million during the nine months ended September 30, 2023.

Business development expenses

Business development expenses decreased $49 thousand during the three months ended September 30, 2023 over the same period of the prior year. Business development expenses increased by $569 thousand during the nine months ended September 30, 2023 over the same period of the prior fiscal year. The increase was primarily due to increased indirect labor & burden due to increased headcount during the nine months ended September 30, 2023.

Facility operation & maintenance (“O&M”)

Facility O&M expenses decreased $97 thousand for three months ended September 30, 2023, compared to the same period in 2022. Facility O&M expenses decreased $203 thousand for nine months ended September 30, 2023, compared to the same period in 2022. The decrease in facility O&M during the nine months ended September 30, 2023 was primarily due to the termination of the Sykesville lease in Q4 2022 and reduced lease space under the new Fort Worth lease executed in Q2 2023.

Credit loss expense (recovery)

We recorded a $(6) thousand credit (recovery) during the three months ended September 30, 2023 and no credit loss expense during the three months ended September 30, 2022. We recorded $24 thousand and $97 thousand of credit loss expense during the nine months ended September 30, 2023 and 2022, respectively.

Research and development

Research and development costs consist primarily of software engineering personnel and other related costs. Research and development costs, net of capitalized software, totaled $139 thousand and $186 thousand for the three months ended September 30, 2023 and 2022, respectively.  Research and development costs totaled $474 thousand and $510 thousand for the nine months ended September 30, 2023 and 2022, respectively. The decrease in both the three and nine months ended periods was due to a higher percentage of total R&D costs capitalized, as we continue to expand our software capabilities to deliver unique solutions to our end users.

Depreciation

We recorded depreciation expense of $43 thousand and $69 thousand for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $144 thousand and $213 thousand for the nine months ended September 30, 2023 and 2022, respectively. The reduction of $69 thousand for the nine months ended September 30, 2023 over the same period in 2022 was due primarily due to assets becoming fully depreciated during the period.

Amortization of intangible assets

Amortization expense related to definite-lived intangible assets totaled $108 thousand and $209 thousand for the three months ended September 30, 2023 and 2022, respectively, and $400 thousand and $700 thousand for the nine months ended September 30, 2023 and 2022, respectively. The decrease in amortization expense was primarily due to Workforce Solutions' definite-lived intangible assets being fully impaired at September 30, 2022. Further the amortization of Customer Contracts and Relationships decreased, as they are amortized at a declining rate over the 15-year useful life.

Interest expense, net

Interest expense totaled $430 thousand and $422 thousand for the three months ended September 30, 2023 and 2022, respectively. Interest expense totaled $1,483 thousand and $928 thousand for the nine months ended September 30, 2023 and 2022, respectively. The increase for the three and nine month periods was primarily due to an additional $0.5 million interest charge related to the amendment of the  2022 Lind financing arrangement during Q2 2023.

Other loss, net

For the three months ended September 30, 2023 and 2022, we recognized other loss, net of $(30) thousand and $(2) million, respectively. For the nine months ended September 30, 2023 and 2022, we recognized other loss, net of $(118) thousand and $(58) million, respectively.

Income tax (benefit) expense

Income tax expense for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax benefit of $70 thousand for the three months ended September 30, 2023 was comprised mainly of current foreign tax benefit, deferred state tax benefit related to the portion of goodwill which cannot be offset by deferred tax assets, and state tax expense. The total income tax benefit of $218 thousand for the three months ended September 30, 2022 was comprised mainly of current foreign tax benefit, deferred federal and state tax benefit related to the portion of goodwill which cannot be offset by deferred tax assets, and state tax expense. Total income tax benefit of $81 thousand for the nine months ended September 30, 2023 was comprised mainly of current foreign tax benefit, deferred state tax benefit related to the portion of goodwill which cannot be offset by deferred tax assets, and state tax expense. Total tax benefit of $108 thousand for the nine months ended September 30, 2022 was comprised mainly of current foreign tax benefit, deferred federal and state tax benefit related to the portion of goodwill which cannot be offset by deferred tax assets, and state tax expense.

For the three and nine months ended September 30, 2023, the difference between our income tax benefit, at an effective tax rate of 3.35% and 1.24% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. taxes. For the three and nine months ended September 30, 2022, the difference between our income tax benefit at an effective rate of 2.4% and 0.8% respectively, and the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. and foreign taxes.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, Management makes several estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses. Our most significant estimates relate to revenue recognition on contracts with customers, product warranties, valuation of goodwill and intangible assets acquired including the determination of fair value in impairment tests, valuation of long-lived assets, valuation of stock-based compensation awards and the recoverability of deferred tax assets. These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our most recent Annual Report on Form 10-K, filed with the SEC on April 17, 2023. In addition, in the quarter ended March 31, 2023, we established mark-to-market liabilities related to certain common stock purchase warrants and certain embedded features included in our convertible debt. The fair values of these are estimated upon issuance and at each reporting period thereafter. For all accounting policies described in this document, management cautions that future events rarely develop exactly as forecasted and even our best estimates may require adjustment as facts and circumstances change.

Liquidity and Capital Resources

As of September 30, 2023, our cash, cash equivalents and restricted cash totaled $3.5 million, compared to $4.4 million as of December 31, 2022.

As of September 30, 2023, we have current restricted cash and long-term restricted cash of $0.4 million and $1.1 million, respectively. We have restricted cash of $1.1 million to secure four letters of credit with various customers and $0.4 million to secure our corporate credit card program.

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

During the three months ended June 30, 2023 management initiated cost saving measures to address going concern doubts, such as, headcount reductions, the new Lind financing arrangement, and other third party cost reductions. These initiatives have driven improved cashflow for the three months ended September 30, 2023 and are expected to drive continued cashflow improvements in future periods.

For the nine months ended September 30, 2023 and 2022, net cash provided by operating activities were $0.3 million and $0.8 million, respectively. The decrease in cash flows provided by operating activities was primarily driven by decreased collections in the nine months ended September 30, 2023.

Net cash used in investing activities totaled $0.4 million for the nine months ended September 30, 2023 and 2022.

For the nine months ended September 30, 2023 and 2022, net cash used in financing activities was $(0.7) million and net cash provided by financing activities was $1.5 million, respectively. The decrease in cash provided by financing activities of $2.2 million was primarily driven by $5.8 million of proceeds received from issuance of Convertible Note, offset by a $1.8 million repayment of the line of credit during the nine months ended September 30, 2022 compared to $1.8 million proceeds received from issuance of Convertible Note during the nine months ended September 30, 2023 .

Credit Facilities

On February 23, 2022, the Company issued a Convertible Note (further described in Note 10 to Consolidated Financial Statements). The proceeds received from the Convertible Note were used to repay in full, all outstanding indebtedness of $1.8 million owed to Citizens, and the Amended and Restated Credit and Security Agreement between us, our subsidiaries, and Citizens has been terminated. As of September 30, 2023, we had four letters of credit totaling $1.1 million outstanding to certain customers which were secured with restricted cash.

Non-GAAP Financial Measures

Adjusted EBITDA

References to “EBITDA” mean net loss, before considering interest expense, benefit from income taxes, depreciation and amortization. References to Adjusted EBITDA excludes irregular or non-recurring items and are not directly related to the Company’s core operating performance. EBITDA and Adjusted EBITDA are not measures of financial performance under U.S. GAAP. Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other U.S. GAAP measures, are useful to investors to evaluate the Company’s results because it excludes certain items that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with U.S. GAAP. A reconciliation of non-U.S. GAAP EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP measure in accordance with SEC Regulation G follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(2,022)	$(8,992)	$(6,471)	$(13,827)
Interest expense, net	430	422	1,483	928
Benefit from income taxes	(70)	(218)	(81)	(108)
Depreciation and amortization	232	365	792	1,167
EBITDA	(1,430)	(8,423)	(4,277)	(11,840)
Stock-based compensation expense	322	491	853	1,592
Change in fair value of derivative instruments, net	(180)	(263)	(420)	(377)
Goodwill and intangible asset impairment charge	937	7,505	937	7,505
Advisory fees	260	-	260	-
Provision for legal settlement	750	-	750	-
Adjusted EBITDA	$659	$(690)	$(1,897)	$(3,120)

Adjusted Net Loss and Adjusted Loss per Share Reconciliation

References to Adjusted Net Loss excludes certain items that are not directly related to the Company’s core operating performance and non-cash items that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Adjusted Net Loss and Adjusted Loss per Share (adjusted EPS) are not measures of financial performance under U.S. GAAP. Management believes Adjusted Net Loss and Adjusted Loss per Share, in addition to other U.S. GAAP measures, are useful to investors to evaluate the Company’s results because the excluded items may, or could, have a disproportionate positive or negative impact on our results for any particular period. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with U.S. GAAP. A reconciliation of non-U.S. GAAP Adjusted Net Loss and Adjusted Loss per common Share to U.S. GAAP net loss, the most directly comparable U.S. GAAP financial measure, is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net loss	$(2,022)	$(8,992)	$(6,471)	$(13,827)
Stock-based compensation expense	322	491	853	1,592
Change in fair value of derivative instruments, net	(180)	(263)	(420)	(377)
Goodwill and intangible asset impairment charge	937	7,505	937	7,505
Advisory fees	260	-	260	-
Provision for legal settlement	750	-	750	-
Amortization of intangible assets related to acquisitions	108	209	400	700
Adjusted net loss	$175	$(1,050)	$(3,691)	$(4,407)

Adjusted net loss per common share – diluted	$0.07	$(0.49)	$(1.54)	$(2.09)

Weighted average shares outstanding used to compute adjusted net loss per share - diluted(1)	2,480,505	2,128,888	2,398,468	2,110,194

(1) During the three and nine months ended September 30, 2023, we reported a U.S. GAAP net loss and an adjusted net loss. Accordingly, there were no dilutive shares from RSUs, warrants, or other dilutive instruments that are included in the adjusted net loss per share calculation, as all shares were considered anti-dilutive when calculating the net loss per share.

(1) During the three and nine months ended September 30, 2022, we reported a U.S. GAAP net income and an adjusted net loss. Accordingly, there were no dilutive shares from RSUs, warrants, or other dilutive instruments that are included in the adjusted net loss per share calculation, as all shares were considered anti-dilutive when calculating the net loss per share.

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

Date: November 14, 2023
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)