Form 10-K
period 2023-12-31
GSE SYSTEMS INC
filed 2024-04-02
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)
6940 Columbia Gateway Dr., Suite 470, Columbia MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 970-7800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	GVP	The NASDAQ Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant was $8,928,827 on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of such stock on that date of $3.60.
The number of shares outstanding of the registrant’s Common Stock as of March 31, 2024 was 3,034,139 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III.

*	to be incorporated by reference from the Proxy Statement for the registrant’s 2024 Annual Meeting of Shareholders.

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

We execute projects globally with approximately 271 employees, as of December 31, 2023. We operate from offices in the U.S. and China and with additional employees deployed at client sites. While most of our revenue comes from support provided to the nuclear power industry, we also serve agencies in the United States Department of Energy (“DOE”), the United States Navy and adjacent defense opportunities, and the oil and gas, refining, chemical, and petrochemical markets.

GSE was formed to consolidate the simulation and related businesses of General Physics International Engineering & Simulation, S3 Technologies, and EuroSim. We completed our Initial Public Offering in 1995.

Since 2014, GSE has grown by consolidating and acquiring businesses serving the nuclear power industry. On November 14, 2014, we acquired Hyperspring, LLC (now doing business as - “GSE Training Services” or “Training Services”). Training Services is a nuclear industry focused staffing and training firm that employs highly skilled, high-value professionals primarily filling training and consulting positions on a contract basis for nuclear power plant operators. Training Services professionals provide training, operations and maintenance support including: generic fundamentals exams, accreditation training visit preparation, SRO certification, procedure development, work management, tagging/labeling, outage execution, planning/scheduling, corrective action, self-assessments and equipment reliability. On September 20, 2017, we acquired Absolute Consulting, Inc. (now doing business as - “GSE Technical Staffing” or “Technical Staffing”). Technical Staffing is a provider of technical consulting and staffing solutions to the global nuclear power industry with expertise in procedure writing, engineering, technical support, scheduling, planning, project management, training, project controls, and corrective actions. On May 11, 2018, we acquired True North Consulting, LLC (now doing business as - “GSE Programs & Performance” or “Programs & Performance”). Programs & Performance is a provider of engineering solutions to nuclear and non-nuclear power plants with an emphasis on regulatory-driven, American Society of Mechanical Engineers (“ASME”) code programs. On February 15, 2019, we acquired DP Engineering Ltd, Co. (now doing business as - “GSE Design & Analysis” or “Design & Analysis”). Design & Analysis is a specialized provider of high-value engineering services and solutions to the nuclear power industry. Founded in 1995 in Fort Worth, Texas, Design & Analysis generates over 90% of its revenue from the nuclear power industry with core expertise in mechanical design; civil/structural design; electrical, instrumentation and controls design; digital controls/cyber security; and fire protection. Design & Analysis primarily works under master service agreements as the Engineer of Choice (“EOC”).

FOCUS FOR 2024

As we look ahead to 2024 and beyond, there is a continued focus from the current administration on decarbonizing the power sector, driving to a carbon free grid by 2030, and a net carbon neutral economy beyond that.  This effort is recognized as a key means in achieving environmental equity. The bipartisan infrastructure plan passed in 2021, and Inflation Reduction Act passed in August 2022, each included spending elements specifically in support of nuclear power and nuclear technology development. The monies from these initiatives should start to flow to support the existing nuclear power fleet operate longer and produce more power from the fleet over time through capital investment. GSE is positioned to align with these primary initiatives of the United States operating fleet. As such, we will focus our efforts on capturing more business as this is where industry spend is focused for the foreseeable future.

GSE will also continue to focus on growing business in the DOE lab system and adjacencies. DOE labs related to U.S . Navy and other areas of focus continue to be a growth engine for GSE. Uranium enrichment is also an adjacency where GSE has experienced success, and this will be an area of focus for growth as well.

In sum, GSE is focused on driving business from the existing nuclear power fleet and adjacencies such as DOE and national defense areas.

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

Engineering (approximately 71.0% of revenue)

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

Our Engineering segment also provides the following: (1) in-service testing for engineering programs focused on ASME OM code including Appendix J, balance of plant programs, and thermal performance; (2) in-service inspection for specialty engineering including ASME Section XI; (3) software solutions; and (4) mechanical design, civil/structural design, electrical, instrumentation and controls design, digital controls/cyber security, and fire protection for nuclear power plant design modifications.  Our subsidiaries, Programs & Performance and Design & Analysis, typically work as either the EOC or specialty EOC for our clients under master services agreements and are included in our Engineering segment due to their service offerings. We have been providing these engineering solutions and services since 1995.

Workforce Solutions (approximately 29.0% of revenue)

The Workforce Solutions segment, formerly known as Hyperspring and Absolute Consulting, supports entire project lifecycles by providing highly specialized, technical talent and specialty services throughout the energy, engineering, and adjacent industries including construction, government, infrastructure, environmental, and manufacturing.  This includes a wide range of solutions including training services, professional services, procedure writing services, and flexible staffing and talent acquisition services through our Training Services and Technical Staffing businesses.

Working together, Workforce Solutions gives our customers increased agility by providing the ability to identify the right talent, hire quickly for short or long-term needs, and/or even take on entire project scopes with fixed price or hourly billing options.  We also partner with and support our Engineering Services division, offering our customers yet another option for outsourcing managed tasks.  Additionally, by utilizing our services, our customers gain additional benefits such as reductions in response time, overhead costs, overtime pay, risk, training, time to fill, onboarding, and more.  We do these things, all while providing timely, flexible, and effective solutions.

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

BUSINESS STRATEGY, INDUSTRY TRENDS, PRODUCTS AND SERVICES

Business Strategy

Serve existing customers and adjacencies with compelling solutions, focused on decarbonization and supporting the investment required to extend the operating lifetime and produce more power from the fleet overtime

Our objective is to create a leading business focused on decarbonizing the power industries by providing a diverse set of highly unique and essential services and technologies, primarily in the nuclear power industry. We are now one of the few, publicly-traded engineering and technology companies serving the zero-carbon energy sector of nuclear power and adjacent nuclear markets in Department of Energy, U.S. Navy and related sectors. As a result of this effort and established leadership in key sectors, we are positioned to expand into essential clean energy opportunities that may arise such as wind, solar, hydrogen production, and others. This positioning has allowed us to grow into adjacencies as the arise such as working on engineering projects for a uranium enrichment entity in the United States. The engineering services and technology that we provide to industry are focused on essential capabilities to help plants extend their operating lifetimes, capture the value of the power they produce on to the grid, produce more power from existing assets, and most importantly operate safely in an optimal manner. In 2023, we were keenly focused on organic growth in the sectors we serve by: cross selling and upselling in our existing markets as we focus on delivering significant value to our customers; creating new and compelling solutions in-house as a result of advancements in our technology offerings in partnership with industry early adopters focused on critical business needs; developing new services through combination of our expertise; expanding into compelling adjacent markets such as clean energy as they may arise with renewed sales focus. The focus on organic growth reflects our need to grow in a self-funded manner to achieve cash flow break even and, ultimately, recover to our pre-pandemic revenue levels. We expect a similar focus in 2024.

Cross-sell and upsell into existing markets

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

Just as the broader economy was impacted by the onset of the pandemic, so too have our end markets been affected. We believe that the industries that we serve are quick to respond to a crisis and disruption, but slow to emerge and recover to pre-crisis operations. While understandable, we believe that these characteristics are especially true for our primary market: the nuclear power industry. We have previously observed similar cycles during prior market and industry disruptions including the 2008 global economic crisis and the Fukushima disaster in 2011. Now, more recently, we believe that the industries that we serve responded quickly to the global pandemic and resulting economic disruption but, as with past events, our end markets are only now catching up to widespread delays in necessary engineering, design and related projects. Our Company is well positioned to take advantage of the recovery as it occurs.

As a result of a rejuvenated cross-sell and upsell effort, we are equipped to take this new approach to the market. In particular, with the passage of the Infrastructure Investment and Jobs Act and the Inflation Reduction Act, for the first time there are specific economic incentives from the U.S. Government for nuclear power development and the production of more nuclear baseload power to the grid. We are eager for these incentives to flow to industry spurring the capital investment required to extend the lifetime of the plants and production of more power. With economic incentives in place, the industry can now plan to make such investments. The challenge we are seeing is that the industry is still slow to advance investments that will result in an uptick in business for companies like GSE that serve the sector. Although we believe it is only a matter of time until this rollout progresses, the current pace presents a challenge in the interim and the company has taken steps to align to the realities of the current state of industry spend. As a key provider of essential services to the nuclear power sector, we are poised to benefit from industry investment as it rolls out to the vendor ecosystem. We further retooled our Workforce Solutions business in 2023 to align to the realities of industry spend, and continue to bring in key engineering talent to align and grow our engineering business teams as that business has shown nascent signs of growth. We have also spent significant effort putting in place Master Services Agreements (“MSAs”) with key utility operators. Having this commercial infrastructure in place is a significant step forward to facilitate ease of consumption of our solutions once a decision to do so is made by clients/prospects. In 2024 this effort will continue with the added focus of converting workorders and PO’s from the MSAs we win.

Organic growth through new and compelling technology

While managing through the pandemic, in parallel, our leadership was investigating compelling opportunities by which we could utilize our capabilities to create significant value for the industry and advance the efforts of decarbonizing the power sector. As a result, we have identified a robust pipeline of new and compelling technology solutions to develop and take to market. Net new solutions, such as Data Validation and Reconciliation (“DVR”), Measurement Uncertainty Recapture (“MUR”) and Thermal System Monitoring (“TSM”), have created new revenue streams with the potential of on-going licensing revenue, software maintenance and services revenue. Additional information on our DVR, MUR and TSM developments is included below. GSE has announced a handful of new wins for these new solutions, which were created through our unique combination of our industry/engineering know-how and software development capabilities. As we have demonstrated in the past few years, small wins over time accrue into meaningful revenue on an on-going basis. This is a key element of our organic growth thesis: focusing on creating and bringing to market compelling technology solutions.

Focus on compelling adjacencies in clean energy, defense, and national labs

Research and Development (R&D). We invest in R&D to deliver unique solutions that add value to our end-user markets. Our software tools leverage the high-end expertise of our experienced staff in helping plants operate better and more efficiently. Our software technology together with our deep staff expertise supports multiple industries including the nuclear industry, as a part of the larger initiative toward decarbonization. Our software technology includes decision-support tools for engineering simulation supporting design and plant commissioning, operational performance tools, and training platforms.

We have also made recent, significant enhancement in product offerings for improving the thermal performance of power plants. We have introduced a next generation platform in TSM, providing a technology platform to centralize and continuously monitor plant thermal performance. The solution benefits our customers by automating standardized reporting in modern dashboards available to engineers and decision makers across the fleet, leveraging automation to facilitate troubleshooting plant performance issues, reducing time and error with direct access to source data, and applying industry guidelines for problem resolution. This platform also supports integration with DVR (implemented by Programs & Performance) that enhances the quality of data for plant performance insights, analysis and decision making, providing a solution to better detect and identify faulty measurements/sensors and thus reduce maintenance costs by focusing on critical components. Other recent platform improvements have included integration with Asset Management Systems (to streamline work processes and increase efficiencies) and enhancements in digitizing troubleshooting knowledge for custom scenarios/plants.

In the area of engineering simulations, GSE Systems & Simulation group, delivers nuclear core and balance-of-plant modeling and visualization systems to the industry. To address the nuclear industry’s need for more accurate simulation of both normal and accident scenarios, we provide our DesignEP® and RELAP5-HD® solutions. Our entire JADETM suite of simulation software, including industry leading JTOPMERET® and JElectricTM software, provides the most accurate simulation of balance-of-plant and electrical systems available to the nuclear and fossil plant simulation market. The significant enhancements we have made to our SimExec® and OpenSimTM platforms enables customers to be more efficient in the daily operation of their simulators. We have brought SimExec® and OpenSimTM together into a next generation unified environment that adds new capabilities as requested by clients and driven by market need.

Additionally, enhancements to training content and delivery continue through the EnVision On-Demand platform, allowing our customers to access training content from anywhere in synchronous and asynchronous modes, thus increasing their efficiency and reducing infrastructure costs. We intend to continue to make pragmatic and measured investments in R&D that first and foremost are driven by the market and complement our growth strategy. Such investments in R&D may result in on-going enhancement of existing solutions as well as the creation of new solutions to serve our target markets, ensuring that we add greater value that is easier to use, at lower total cost of ownership than any alternative available to customers. Recent enhancements to our EnVision On-Demand SaaS platform include usability improvements for administrators, instructors and trainees as well as enhanced access security for cloud learning and simulation portal. We have pioneered a number of industry standards and intend to continue to be one of the most innovative companies in our industry. We had R&D expenditures totaling $1.1 million and $1.0 million, of which, $0.5 million and $0.4 million were capitalized during the years ended December 31, 2023 and 2022, respectively.

Strengthen and develop our talent while delivering high-quality solutions

Over the past several years, we have assembled a unique and highly experienced group of talent through organic growth and strategic acquisition. Our engineering team is comprised of design, simulation, regulatory compliance, and performance optimization professionals who are unique to the industry and capable of addressing the entire power generation life cycle. Our workforce solutions team includes numerous industry experts, including hands on experience within the energy and engineering sectors.  The experience and knowledge among the staff ensure understanding of customer needs and a better ability to offer the best solutions.  Working together, our engineering and workforce teams are able to offer our customers a full set of services that would otherwise require numerous companies to obtain the same capabilities.

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

Industry Trends

Industry needs to build and sustain a highly skilled workforce

We believe a critical ongoing challenge facing the industries we serve is access to, and continued development of, a highly trained and efficient workforce. This challenge manifests primarily in three ways: the fact that industry knowledge and experience are being lost as a significant percentage of the existing experienced workforce reaches retirement age; the knowledge gap between the retiring workforce and those earlier in their career; and the competition from other employers as, there is a increased demand for the skill sets needed.

A challenge we are facing in our Workforce Solutions business is that it continues an extended period of malaise. The reality is that once COVID hit, many utilities sent employees as well as all contractors and staff augmentation personnel, home, where feasible.  Over the past three years, the industry has become accustomed to operating short-staffed and has not begun to ramp up their use of staff augmentation.  This is a broadly recognized state of the industry.  As a result, this is an ongoing challenge for our Workforce Solutions business. We remain poised to take advantage of staff augmentation projects as they initiate, albeit few and far between in the current state of industry.

Products and Services

Engineering

Our engineering team, comprised of design, simulation, regulatory compliance, and performance optimization capabilities are unique to the industry and capable of addressing the entire power generation life cycle. As we move forward in alignment with client and industry goals targeting clean energy production and overall decarbonization we are positioned to be at the forefront in three critical areas:

•	maintain regulatory compliance
•	extend the operating lifetime of the existing fleet
•	support capital investment to produce more power from the fleet over time

Engineering Solutions for Decarbonization, Plant Lifetime Extension and More Power Production Over Time

With overall decarbonization as a key focus, we will blend our current and future efforts in those areas described above to best support that goal. This will position our engineering team as recognized leaders in the pursuit of low carbon energy as the world progresses on the current energy transition efforts. An overview highlighting many areas of our current and planned involvement, as well as, associated benefits, is summarized below:

With nuclear power being such a high percentage of carbon free power generation, the continued safe and efficient operation of these plants is critical to meeting decarbonization goals and providing for national security. We help the industry achieve these goals by providing better training and engineering services to optimize performance while maintaining regulatory compliance. Our focus is on products and services that improve efficiency and lower operating costs for existing power generation assets as well as helping the next generation of carbon free power plants achieve design approval and plant startup as quickly as possible.

Training plant operators and engineers is critical to safe operations and continued viability of the industry. Using state-of-the-art modeling tools combined with our leading nuclear power modeling expertise, we provide simulation solutions that achieve unparalleled fidelity and accuracy. We have also adapted these solutions to provide highly accurate training across a variety of delivery platforms. These include universal or generic simulators which are excellent in teaching fundamental concepts, systems, and plant behaviors. They are also used by academia for research on improved plant operations, human factors design and the development of automated procedures and decision support systems for the next generation of reactors. Our part task simulators and virtual control panels are cost effective solutions enabling customers broader freedom in where they deliver simulation training and opening the door for plant engineers and maintenance staff to access high fidelity training without interrupting the operator training program. Our full-scope simulators use the most sophisticated modeling technology. For these reasons, we have delivered more nuclear power plant simulators than any other company in the world.

We deliver training products through cloud-based platforms. This delivery method reduces our customers’ infrastructure and ownership costs and provides anytime, anywhere access to rich learning content. Innovative critical thinking exercises enable autonomous simulation training to take place, reducing the burden on instructors and increasing training touch time for students and employees. All of which enable the training organization to be more flexible and efficient.

Our simulation solutions not only address industry training needs, but are used for simulation-assisted engineering, that is, the process of using simulation to virtually test and commission plant designs prior to construction.  Because new builds and upgrades to existing plants result in deployment of new technology, our high-fidelity simulator enables designers to model the interaction between systems in advance of construction. With our combination of simulation technology and expert engineering, we were chosen to build first-of-a-kind simulators for the AP1000, PBMR, and small modular reactors such as those being built by NuScale Power Corporation. This technique reduces design costs, accelerates design approvals, de-risks projects, and provides clients with a tool to sell their new plant designs to both customers and regulators.  In essence, enabling our customers to get to market faster.

Beyond training, our technology is used to improve the efficiency of existing power generation assets. Our TSM System provides live insights into plant operations, by monitoring performance of key plant equipment, analyzing degradation and recommending actions. When combined with DVR techniques, we can help reduce operating and maintenance cost. DVR enhances the quality of data for analysis and decision making, providing a solution to better detect and identify faulty measurements/sensors and thus reduce maintenance costs by focusing on critical components.

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

Workforce Solutions

As our customers’ experienced employees retire or pursue other opportunities, access to industry experts is essential to ensure ongoing operations and advancements. Our Workforce Solutions segment provides flexible staffing services, knowledge transfer support, end to end workforce management programs, procedures services, and specialized training programs and services.  Staffing and training needs change over time and, in turn, our clients need options. In order to find the best solutions for our customers, we emphasize fully understanding the unique needs of each customer.

The industries we serve need talent, including but not limited to operating personnel, procedure writers, engineers, operators, technical professionals, and instructors.  Our customers need talent who can step in quickly and make an impact. Identifying technical professionals with the right knowledge and experience, who can perform the work and/or share their knowledge with others is critical, and we specialize in this area of need. We provide qualified professionals, instructors and turnkey projects/courses that work within the client’s system and complement the methods already in place.

Example staffing services include:  Temporary, Temp-to-Hire, Direct Hire, Staff Development, Managed Staffing Programs, Payroll Services, and Vets On Call.

Sample Skilled Categories:

Electrical and I&C Engineering	Project Management	Leadership Mentoring
Civil and Mechanical Engineering	Manufacturing	Operator Requalification
Operations, Outage & Work Mgmt.	Maintenance	Design
Project Controls	QA/QC	Construction
Procedure Specialists	Safety & Inspection	Field Service
Procedure Writing	Operations Specialists	Thermal Performance
Training Instructors	Simulation Specialists	Programs & Compliance

Example training services include:  Turn-key Training, On-demand Training, Certification Courses, Continuing Education Courses, Custom Training.

Sample Training Programs:

ACAD Fundamentals	Technical Training for Engineers	ANSI Fundamentals
Electrical/Mechanical/I&C	Generic Fundamentals	Maintenance & Technical
SRO Certification	Radiation Worker/Chemistry	Power Plant Familiarization
Licensed & Non Licensed Operator	Licensed Operator Requalification	Control Room Operator Qualification
Job and Task Analysis	Knowledge/Skill Assessment	Media/Mode Evaluation
Instructor Bootcamp	Curriculum Architecture	Training Needs Assessment
Program Evaluation	Existing Program Audit	Instructional Technology

In addition to our core training and staffing business lines in the nuclear sector, we believe there may be organic growth opportunity with our Workforce Solutions segment by expanding our service offerings to meet the evolving needs of the energy and engineering industries. Due to our team’s composition and direct industry experience, we are positioned to attempt to expand our Workforce Solutions segment offerings through our existing relationships and industry knowledge. Historically, we have placed emphasis on cross-selling and combining the services offered by our Workforce Solutions segment with our Engineering segment.

Workforce solutions is not only a complement to our other service offerings; have looked for opportunities to lead the way as the preferred method for many of our clients to execute entire projects and/or supplement their own staff during project peak periods or with specialized skill sets that are often hard to find. Our industry experts give our customers the ability to ramp up quickly, eliminate risks, and provide more flexible options as situations often demand.

The Workforce Solutions segment has historically allowed us to expand our footprint, adding new customers in our primary and adjacent industries.  While continuing to diversify our customer base and add new business, it’s important to remain focused in our areas of expertise.  In spite of challenging economic conditions, we believe that Workforce Solutions is uniquely positioned for success.  Our flexible solutions, and specialized industry experience, allow us to more easily adapt to customer needs and position us to serve both current and future needs.  One recent example is our demonstrated ability to adapt to increased customer needs for direct hire services, but as the economic conditions shift, we are seeing a shift to more field professional hiring and anticipate customers to continue with this trend.

We have endeavored to better position ourselves to support these opportunities with strategic hires, staff alignment, and a unified approach. Following the COVID-19 pandemic, employees are making changes in their professional lives for many reasons, and our Workforce Solutions team provides our customers with results and flexibility to support ever-changing needs.

We recognize the necessity to listen to the needs of our customers and provide the right solution. Whether the answer is one of our traditional service offerings, involving or referring our engineering services team, or putting together a customized approach, we have the capabilities to help our customers get the job done.  We  bring together the collection of skills we have amassed over more than 40 years beginning with our traditional roots in custom high-fidelity simulation and training solutions for the power industries, extended through the acquisition of specialized engineering capabilities, enhanced by the entry and intermediate level training solutions of EnVision, backed by the extensive Workforce Solutions services of Technical Staffing and Training Services, and now strengthened by our ability to successfully adapt, diversify, combine, and offer a solutions based approach with our Workforce Solutions team.

CUSTOMER AND LOCATIONS

For over 50 years, we have been developing next-generation, custom training simulation technologies. Since we built the first commercial full-scope nuclear power plant simulator in 1971, we have completed more than 1,100 installations across the power and process industries in 50 countries.

In 2023, approximately 12.1% of our revenue was generated from end-users outside the United States and we have a concentration of revenue from one individual customer, which accounted for 22.7% of our consolidated revenue, respectively. A small representative list of our customer base includes: ABB Inc., American Electric Power, Bechtel Hanford National Laboratory, Duke Energy, EDF Energy (United Kingdom), Emerson Process Management, Entergy Nuclear Operations Inc, Exelon, Constellation, PSEG Nuclear, Inc., Siemens AG (Germany), Southern Nuclear Operating Company, Inc., Savannah River Nuclear Solutions, LLC, Slovenkse Elektrarne, A.S. (Slovakia), Tennessee Valley Authority, and Westinghouse Electric Co.  Hydrocarbon and chemical process customers include numerous large oil refineries and chemical plants such as BP (worldwide), Statoil ASA (Norway), Chevron, Shell Oil Company (worldwide), Total (Belgium), Vistra (USA), Urenco (USA), and Valero (USA).

MARKETING AND SALES

We market our products and services through a network of direct sales staff, agents and representatives, and strategic alliance partners. Market-oriented business and customer account teams define and implement specific campaigns to pursue opportunities.

We continue to have a proactive public relations program, issuing non-financial press releases to announce product development and significant deliveries, as well as our presence at numerous industry trade shows and technical conferences. We are active on numerous social media platforms and strive to build a strong presence across all media that our clients use to find information about the Company’s comprehensive capabilities. Our goal is to provide useful information at each stage of the client’s journey with us.

Our ability to support our multi-facility, international, and multinational clients is facilitated by our network of offices and strategic partners in the U.S. and overseas. In addition to our office located in China, our ability to conduct international business is enhanced by our multilingual and multicultural workforce. We have strategic relationships with system integrators and agents representing its interests in the US, Bulgaria, Japan, Malaysia, Singapore, South Korea, Taiwan, Ukraine and various locations in the Gulf Coast Countries of the Middle East.

COMPETITION

In the nuclear simulation market, we compete directly with firms primarily from Canada, France and the U.S., such as L-3 MAPPS Inc., CORYS T.E.S.S (France) and Western Services Corporation. In the fossil simulation market, we compete with smaller companies in the US. and overseas. In the process industry, our main competition comes from large digital control system/automation companies such as Honeywell and Schneider. In our engineering market, we compete with firms primarily from North America such as Enercon Services, Kinectrics, Sargent & Lundy LLC, and AECOM.

The Workforce Solutions business services include technical professional and training-related and services as well as staff augmentation solutions. Competitors of the Company for these services include but is not limited to the following: GP Strategies (acquired by Learning Technologies Group plc in 2021), The Westwind Group, Professional Training Technologies, and Western Technical Services. The competition for staff augmentation includes: System One, Aerotek, and Peak Technical. Competition with staff augmentation is further impacted by wide-scale industry consolidation as a result of the growing movement toward use of Managed Staffing Providers (MSPs).  As some competitors have been forced to close their doors, MSP models have caused others to lose market share, as MSPs can offer a clearer picture of which companies can best deliver. By conducting in-depth reviews and ensuring strategic alignment with MSP providers, the Company’s Workforce Solutions segment has continuously found success with the MSP models and avoided the missteps that have impacted other competitors in this regard.

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

New Product / Service Areas. A dedicated, strategically focused exercise centered on evaluation of core capabilities, potential adjacencies, client needs, and industry direction has resulted in several new product or service initiatives within our Engineering group.  Further development, expansion, and application of existing product lines and associated services have moved to the forefront of this effort with the added benefit of minimizing engineering and information technology level of effort while maintaining very high client benefit. Additional competitive advantages are also present through client contracts which help fund the R&D components of the initiatives.

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

Performance Expertise. We are a leading innovator and developer of engineering directed solutions for the power generation industry. Our design, simulation, and plant performance resources are fully engaged with industry developments and client requirements routinely providing answers to our clients most pressing needs. Design modifications addressing base generation usage for nuclear facilities, optimization of power production through innovative statistical analysis, and real-time simulation software producing high-fidelity, real-time plant simulation are representative examples. As of December 31, 2023, we employed a highly educated and experienced multinational workforce of approximately 271 employees, including approximately 148 engineers and scientists in fields such as nuclear, chemical, mechanical and electrical engineering, applied mathematics and computer sciences, and approximately 64 instructors and plant operations staff specialists.

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

INDUSTRIES SERVED

The following chart illustrates the approximate percentage of our 2023 and 2022 consolidated revenue by industries served:

	Years ended December 31,
	2023	2022
Nuclear power	92%	89%
Fossil fuel power	4%	6%
Process	4%	5%
Total	100%	100%

BACKLOG

As of December 31, 2023, we had approximately $34.5 million of total gross revenue in backlog compared to $32.9 million as of December 31, 2022.  Most of our contract terms are for less than 24 months. Our backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until we have reason to believe that such changes may occur.

Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third-party or pass-through costs to subcontractors and other parties.  Because backlog is not a defined accounting term, our computation of backlog may not necessarily be comparable to that of our industry peers.

HUMAN CAPITAL

As of December 31, 2023, we had approximately 271 employees, which include 201 in our Engineering segment and 70 in our Workforce Solutions segment. The 271 employees are comprised of 218 fulltime employees and 53 part time employees, excluding our Workforce Solutions segment, which consists primarily of technical professionals. Our employee attrition rate for 2023 among all staff was approximately 41.5%. This attrition rate is primarily attributable to the Workforce Solutions business model as the business segment accounts for 66% of all turnover during the year. To date, we have been able to locate and engage highly qualified employees as needed and we expect our growth efforts to be addressed through attracting top talent.

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

Talent Management

We are committed to recruiting, hiring, retaining, and developing the most talented and skilled professionals and graduates available in the job market. Our approach to talent management includes a rigorous selection process followed by coaching, training, and knowledge transfer. HR provides support but the day-to-day interactions that ensure the employee’s success come from the manager. They coach and develop employees through their active and regular interactions. This is a critical part of both current performance as well as knowledge transfer from our more experienced staff that may be nearing the end of their career, to our less experienced. Training takes place internally and across our companies to take advantage of our SMEs in our industry. As a result of this we can integrate different talent pools to be interchangeable across projects. In addition, we offer tuition reimbursement that allows employees to further their education or attend external professional development programs.

Compensation & Benefits

We offer market competitive compensation and benefit programs for our employees in order to attract and retain superior talent. In addition to competitive base wages, additional benefits provided include: a Long-Term Incentive Stock Option Plan, a Company matched 401(k) Plan, healthcare and insurance benefits, health savings accounts, paid time off, family leave, and employee assistance programs.

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

Health & Safety

The health and safety of our employees is of paramount importance to us. Our OSHA records show that we have had zero  recordable injuries/illnesses as defined by OSHA in the past five years, and we attribute that to our employees working carefully so they don’t get injured. We provide a safety manual to employees that work in the field, and they are also provided with the necessary safety training on site.

We provide multiple mental health resources for our employees and their families as well as a wellness program that incentivizes and motivates people to eat healthy, get some form of exercise, and destress. We also offer an Employee Assistance Program (“EAP”) and full access to mental health providers through our health partner, Cigna. And in order for our employees to be able to assist in the virtual learning environment with their children, we have offered flexible work schedules to accommodate their needs.

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

RISKS RELATED TO A NASDAQ DELISTING EVENT

If we are unable to maintain compliance with Nasdaq’s listing requirements, our common stock may be delisted from The Nasdaq Stock Market, which would allow our Lender to deliver a demand for payment, result in an event of default under certain convertible notes, could have a material adverse effect on the Company’s financial condition and could make it more difficult for holders of the Company’s common stock to sell their shares.

The company’s common stock is listed on the Nasdaq Capital Market and we are, therefore, subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of these continued listing requirements, our common stock may be delisted from the Nasdaq Capital Market.

On November 4, 2022, the Company received a written notice (from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company failed to maintain a minimum closing bid price of $1.00 per share for the prior 30 consecutive trading day period, as set forth in Nasdaq Listing Rule 5550(a)(2). Although we accomplished a reverse stock split on October 30, 2023, which resulted the issuance of one newly-issued share of our common stock for every ten issued and outstanding shares as of such date, and regained compliance with the Nasdaq minimum closing bid price of $1.00 per share on November 10, 2023, there can be no assurances that we will continue to satisfy the minimum closing bid price requirement or otherwise satisfy the other listing qualifications of Nasdaq necessary to maintain our listing on Nasdaq. There can also be no assurances that we will continue to satisfy other listed company requirements.

Under that certain Senior Convertible Promissory Note issued by the Company to Lind Global Fund II LP (“Lind”) on June 23, 2023 (as amended, the “Second Note”) and the Amended and Restated Senior Convertible Promissory Note issued to Lind on June 23, 2023 (as amended, the “First Note” and, together with the Second Note, the “Lind Notes”), if our common stock ceases to be listed on Nasdaq (or another stock exchange), Lind (or the holder of the Lind Notes) may deliver a demand for payment to the Company and, if such a demand is delivered, the Company shall, within ten (10) Business Days following receipt of the demand for payment from the Holder, pay all of the outstanding principal amount on the Notes or, at its election, Lind (or such holder) may elect to convert all or a portion of the outstanding principal amount and the conversion price shall be adjusted to the lower of the then-current conversion price and eighty percent (80%) of the average of the three (3) lowest daily variable average weighted prices during the twenty (20) trading days prior to delivery. Additionally, if we are unable to maintain our listing on Nasdaq, it will constitute an event of default under the Lind Notes, which would trigger certain obligation under the Lind Notes including, but not limited to, causing an amount equal one hundred twenty percent (120%) of the outstanding principal amount of the Lind Notes to immediately become due.

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

RISKS RELATED TO MACROECONOMIC CONDITIONS AND GLOBAL CONDITIONS

A regional epidemic or global pandemic, including the reemergence of the COVID-19 pandemic, may adversely affect our business operations and financial condition.

In March 2020, the World Health Organization declared the COVID-19 virus a global pandemic and then-President Donald J. Trump declared a national emergency in the United States. This pandemic caused substantial disruptions to populations, including economic markets and businesses, worldwide.  Regulations and restrictions to ensure public safety, adopted at varying times and extents in the affected locations, had serious adverse impacts on economic markets and the operation of businesses in those locations. The COVID-19 pandemic increased macroeconomic and stock market volatility and uncertainty. Parts of our business were and continue to be adversely affected by the COVID-19 pandemic. In response to the pandemic, varying restrictions were implemented, either by government order or by voluntary measures, such as temporary closures or restrictions on business operations, and/or the imposition of social distancing, quarantine, remote work, or other limitations on in-person meetings. The timing and severity of these imposed restrictions varied and, while most have been lifted, restrictions could be reinstated at any time.

These disruptions adversely affected our customers’ operations and our business, most prominently by increasing costs and delaying customer projects and expenditures.

The reemergence of the COVID-19 pandemic or the emergence of other regional epidemics or global pandemics, depending upon their duration and severity, could have a material adverse effect on our business. Depending on the severity and duration of these disruptions and the subsequent supply chain effects, customer demand, our ability to meet demand, and our revenue and profit margins, may continue to be negatively impacted.

Due to the uncertainty of the severity and duration of these potential events, the extent and effectiveness of containment and mitigation measures that may be taken by governmental authorities or voluntarily, to the extent an epidemic or global pandemic may adversely impact our business, such impact may also heighten other risks set forth in this Section 1A – Risk Factors.

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

In both 2023 and 2022, 92.0% and 89.0% of our revenue, respectively, was from customers in the nuclear power industry. We expect to derive a significant portion of our revenue from customers in the nuclear power industry for the foreseeable future. Market demand for, and our ability to supply nuclear power plant simulators and related products and services is dependent on the continued operation of nuclear power plants globally and, to a lesser extent, on the construction of new nuclear power plants. A wide range of factors affect the continued operation and construction of nuclear power plants, including the political, regulatory and legal environment in which they operate, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, such as the one which occurred at the Fukushima Daiichi nuclear plant in 2011, and general economic conditions. Significant regulatory changes in the U.S. or abroad could materially affect demand for our products, the profitability of our service deliveries to nuclear power industry customers, and the overall efficacy of our current business model.

Customer concentration in the U.S. nuclear power industry subjects us to risks and uncertainty, which we may not be able to mitigate through diversification.

The U.S. nuclear industry has significant customer concentration with a limited number of entities owning all of the 93 nuclear reactors currently operating in the United States. In 2023, we continued to experience high customer concentration with respect to each of our businesses. Indeed, one customer accounted for 22.7% of our total consolidated revenue for the year-ended December 31, 2023. As a result of this concentration, a reduction in business from our customers, could have a disproportionately adverse effect on our business, results of operations, and prospects. We monitor our customer concentration and seek to diversify our customer base within this concentrated industry. In addition to pursuing diversification strategies and expanding relationships with targeted customers, we mitigate the associated customer concentration risk by developing meaningful relationships with each nuclear power plant, which are often separately responsible for vendor selection and individual procurement decisions.

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

Backlog represents products or services that our customers have committed by contract or purchase order to purchase from us and that we have not yet delivered or recognized as revenue. Our backlog as of December 31, 2023 and 2022 was $34.5 million and $32.9 million, respectively. There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Because of project cancellations or changes in project scope and schedule, we cannot predict with certainty whether or when backlog services will be performed, or products delivered. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Our poor project performance could increase the cost associated with a project. Thus, delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate the revenues and profits that we actually realize from projects in backlog. Reductions in our backlog due to cancellation or modification by a customer or for other reasons may adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts and orders included in our backlog. Many, but not all, of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs and payments, for work performed prior to cancellation including varying percentages of the profits we would have realized had the contract been completed. We usually have no contractual right to payment for all of the lost revenue or lost profits in the event of cancellation of the contracts and orders reflected in our backlog, however. Projects may remain in our backlog for extended periods of time. If we experience significant project terminations, suspensions, or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.

RISKS RELATED TO FOREIGN OPERATIONS

Our sales to foreign customers expose us to risks associated with operating internationally.

Sales of products and services to end users outside the United States accounted for approximately 12% of our consolidated revenue in 2023 and 16% of consolidated revenue in 2022. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

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

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic. The pandemic adversely affected our international customers’ operations, our employees, and our employee productivity. It also impacted the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. These supply chain effects, and the direct effect of the virus and the disruption on our employees and operations, from COVID-19, or from other national or global health related outbreaks, may negatively impact both our ability to meet customer demand and our revenue and profit margins.

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

While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our foreign business, we cannot ensure that such measures will be adequate. During the years ended December 31, 2023 and 2022, we did not have revenues greater than 10% from any individual foreign country.

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

In October 2018, DOE announced the tightening of certain export control restrictions with regard to the export of nuclear technology to China, including certain presumptive denials with regard to the export of identified nuclear technologies to China. Although we do not believe that these policy changes cover all of our technologies or services, restrictions pertaining to U.S. regulation and policy pertaining to international trade with China could adversely affect our business in China and the performance of our Chinese subsidiary.

Finally, regulation pertaining to the sale and export of products and services to China and other countries can be complex and involve judgments exercised by the Company with which the Department of Commerce, DOE and other regulators may not agree or consent. Violation of export control regulations, including those pertaining to China, could subject us to fines and other penalties, such as losing the ability to export for a period of years, which would limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally. Although we take steps to monitor and ensure our compliance with all applicable export laws and regulations, we are nevertheless exposed to political and regulatory risks that we may not be able to mitigate fully and that may have a material adverse effect upon our international business operations.

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

RISKS RELATED TO OUR FINANCIAL CONDITIONS, ACCOUNTING, AND CONTRACTS

If we cannot comply with the financial or other restrictive covenants in our credit agreements, or obtain waivers or other relief from our lender, we may cause an event of default to occur, which could result in loss of our sources of liquidity and acceleration of our debt.

In order to fund general working capital needs, repayment of indebtedness, and other corporate purposes, we entered into securities purchase agreement with Lind Global Fund II LP (“Lind Global”) on February 23, 2022, pursuant to which we issued to Lind Global a two-year, secured, interest-free convertible promissory note in the amount of $5.75 million (the “First Note”) and a common stock purchase warrant to acquire 1,283,732 shares of our common stock (the “First Warrant”).  We entered into an amendment and restatement of the First Note on June 23, 2023.  On June 23, 2023, the Company entered into a securities purchase agreement with Lind Global, pursuant to which the Company issued to Lind Global that certain Senior Convertible Promissory Note, dated February 23, 2022 (the “Second Note” and, together with the First Note, the “Lind Notes”) and the issuance of common stock purchase warrant to acquire 4,264,271 shares of the Company’s common stock (the “Second Warrant”). In addition to payment obligations, each of the Lind Notes contain covenants pertaining to the Company and our business including, but not limited to, an obligation to maintain an equity market capitalization of at least $7,000,000. If we fail to make timely payments on the Lind Notes, or otherwise fail to satisfy the covenants contained therein, Lind Global (or the holder of the Lind Notes) may deliver a demand for payment to the Company and, if such a demand is delivered, the Company shall, within ten (10) Business Days following receipt of the demand for payment from the holder, pay all of the outstanding principal amount on the Notes or, at its election, Lind (or such holder) may elect to convert all or a portion of the outstanding principal amount and the conversion price shall be adjusted to the lower of the then-current conversion price and eighty percent (80%) of the average of the three (3) lowest daily variable average weighted prices during the twenty (20) trading days prior to delivery. Additionally, if we are unable to maintain our listing on Nasdaq, it will constitute an event of default under the Lind Notes, which would trigger certain obligation under the Lind Notes including, but not limited to, causing an amount equal one hundred twenty percent (120%) of the outstanding principal amount of the Lind Notes to immediately become due.

At December 31, 2023, management concluded that substantial doubt exists for the Company to continue as a going concern through March 31, 2025. Additionally, our inability to generate sufficient cash flow to satisfy repayment obligations or to refinance or restructure these obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition, results of operations and cash flows. Upon the occurrence of an event of default under the Convertible Note, or another credit arrangement, our lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable. If we were unable to repay all outstanding amounts in full, our lenders could exercise various remedies including instituting foreclosure proceedings against our assets pledged to them as collateral to secure that debt.

Our revenue, results of operations, and cash flows may suffer upon the loss of a significant customer.

For the years ended December 31, 2023 and 2022, four customers have provided more than 10% of Workforce Solutions segment’s revenues:

	Years ended December 31,
	2023	2022
Customer A	23%	9%
Customer B	17%	16%
Customer C	11%	24%
Customer D	11%	9%

Training Services and Technical Staffing, which together comprise our Workforce Solutions segment, may lose a significant customer if any existing contract with such customer expires without extension, renewal, or negotiation or if it is terminated by the customer prior to expiration, to the extent such early termination is permitted by the contract. A number of Training Services’ and Technical Staffing’s contracts typically are subject to expiration during each year, and either company may lose any of these contracts if we are unable to extend, renew, or renegotiate the contracts. The loss of any significant customer would adversely affect our Workforce Solutions segment’s revenue, results of operations, and cash flows.

For the years ended December 31, 2023 and 2022, one customer has provided more than 10% of Engineering segment’s revenues, respectively:

	Years ended December 31,
	2023	2022
Customer E	32%	22%

Performance (DBA Systems & Simulation), Programs & Performance, and Design & Analysis, which together comprise our Engineering segment, may lose a significant customer if any existing contract with such customer expires without extension, renewal, or negotiation or if it is terminated by the customer prior to expiration, to the extent such early termination is permitted by the contract. A majority of the contracts entered into by our Engineering businesses are able to be terminated by our customer on relatively short notice without cause or further compensation. The loss of any significant customer would adversely affect our Engineering segment’s revenue, results of operations, and cash flows.

Customer E also provided 22.7% of our total consolidated revenue for the years ended December 31, 2023.

Our expense levels are based upon our expectations as to future revenue, and we may be unable to adjust spending to compensate for a revenue shortfall. Accordingly, any revenue shortfall would likely have a disproportionate effect on our operating results.

Our revenue was $45.0 million and $47.7 million for the years ended December 31, 2023 and 2022, respectively. We incurred an operating loss of $6.8 million and $14.4 million for the years ended December 31, 2023 and 2022, respectively. Our operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, including purchasing patterns, timing of launch or release of new products and enhancements by us and our competitors, and fluctuating global economic conditions. Because our expense levels are based in part on our expectations as to future revenue and includes certain fixed, pre-negotiated, and prepaid costs, we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Because of this lag in response time, such revenue shortfalls likely would have a disproportionate adverse effect on our operating results. Additionally, as we have seen, industry spend has been very slow to ramp back after the onset of the pandemic in 2020. While the pandemic effects on society have largely passed, there is still a significant reticence on behalf of the industry to ramp spending back up. While meaningful plans for capital investment have been noted, those plans have elongated times to convert to the types of spend that have a direct positive impact on our business. This continues lag poses a risk to our business.

A deterioration in sales, delayed pipeline opportunities, and overall downward performance could result in write-downs of goodwill and other intangible assets.

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

As of September 30, 2023, the reduced forecast related to the Workforce Solutions business segment was material enough to be considered a triggering event that could result in impairment of our Goodwill. As Workforce Solutions had remaining long lived assets, we performed an interim analysis to determine if an impairment existed in accordance with ASC 350. As a result, the carrying value of Workforce Solutions was exceeded the Fair Value by $0.9 million, and we recorded a loss on impairment for this amount as of September 30, 2023. No impairment was identified related to any other asset groupings.

Based on the continued forecast decline on the Workforce Solutions segment, the re-evaluation of the Company’s Indefinite-Lived assets as of December 31, 2023 in accordance with ASC 350’s annual assessment requirements, determined that an additional $0.5 million impairment existed related to the Training Services and Technical Staffing business units. No impairment was identified related to any other asset grouping.

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

While we had no foreign exchange contracts outstanding as of December 31, 2023, and did not enter into any foreign exchange contracts in 2023, we have periodically entered forward foreign exchange contracts to manage market risks associated with the fluctuations in foreign currency exchange rates on foreign-denominated trade receivables. We could recognize financial losses as a result of volatility in the market values of these contracts or if a derivative instrument counterparty fails to perform. We attempt to minimize credit exposure by limiting counterparties to internationally recognized financial institutions, but even these counterparties are subject to default and contract risk and this risk is beyond our control. We also engage in interest rate hedging transactions in the ordinary courses of our business to mitigate the risk that amounts borrowed under our credit facility at floating interest rates may be affected by adverse rate movements.  Depending on future business, market, and interest rate environments, however, these hedging transactions may not be effective to mitigate the financial impact of the risks for which they were put into place sufficiently to justify their expense.  Additionally, we may need or wish to avail ourselves of other forms of hedging or derivative instruments in the future depending on our business needs, and these other types of derivative instruments may be subject to the same and other risks and may not be available to us on a cost-effective or risk-controlled basis, if at all. The unavailability of viable and cost-effective risk management, hedging, or similar instruments now or in the future could adversely impact our business operational efficiency or results.

We issue letters of credit, performance, advance payment, and bid bonds in the normal course of our business which could result in financial losses that negatively impact our net income (loss).

We may be required to issue letters of credit, performance, advance payment, and bid bonds to our customers and potential customers as a normal part of our business activities. Our customers may have the ability to draw upon these performance bonds in the event we fail to cure a material breach of the contract within a specified period after receiving notice from the customer regarding the nature of the breach. For the year ended December 31, 2023, we did not issue any advance payment or performance bonds, but we may be required to do so in the future to secure contract awards. As of December 31, 2023, we had four letters of credit outstanding for customers totaling $1.1 million.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

We acknowledge the increasing importance of cybersecurity in our operations and having processes in place to manage risks and threats associated with potential unauthorized occurrences on our information systems that could adversely affect the confidentiality, integrity, or availability of our information systems and data. We continuously invest in and enhance our cybersecurity infrastructure to mitigate risks and protect against unauthorized access, data breaches, and other cyber incidents that could disrupt our business or compromise sensitive information. We have implemented various cybersecurity measures to safeguard our information technology infrastructure and data assets:

Governance and Oversight:

The Audit Committee of the Board of Directors oversees risks from cybersecurity threats as part of its broader risk oversight responsibilities. The board recognizes the importance of cybersecurity in safeguarding the company’s assets and operations. GSE’s Risk Management Plan includes an assessment of, and mitigation plans related to, the operational risk of business disruption due to factors including cybersecurity breaches and related events.

Risk Assessment and Management:

Under the supervision of our chief technology officer, we conduct assessments of our IT systems and networks to identify potential vulnerabilities and threats to our systems and assets. Based on these assessments, we prioritize and allocate resources to mitigate cyber risks and reduce exposure.

Security Controls and Technologies:

Under the supervision of our chief technology officer, we employ a multi-layered approach to cybersecurity, deploying a suite of technologies to protect our endpoints, applications, data, and network. We incorporate various security controls and technologies such as firewalls, encryption mechanisms, next-generation anti-virus, multi-factor authentication and access controls. Furthermore, we invest in threat detection and prevention solutions to proactively identify and mitigate continuously changing cyber threats.

Employee Training and Awareness:

We recognize the critical role of employees in maintaining cybersecurity resilience. Accordingly, we provide cybersecurity training and awareness programs to educate employees about security best practices, phishing awareness, and the importance of safeguarding sensitive information.

Incident Response and Business Continuity:

In the event of a cybersecurity incident, we have established incident response protocols to facilitate timely detection, containment, and remediation. Additionally, we maintain business continuity and disaster recovery plans to minimize the impact of cyber incidents on our operations and stakeholders.

Continuous Monitoring and Improvement:

We continuously monitor and assess our cybersecurity posture to adapt to evolving threats and technologies. We conduct periodic reviews and assessments of our cybersecurity posture to identify gaps and implement enhancements to strengthen our defenses.

Our commitment to cybersecurity is integral to our overall risk management strategy and reflects our dedication to protecting the confidentiality, integrity, and availability of our IT systems and data assets. We remain vigilant in addressing cybersecurity threats and adapting to emerging challenges to minimize the likelihood and impact of cyber threats and to safeguard our business operations and stakeholders’ interests.

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

In addition, we lease office space domestically in Fort Worth, Texas, and internationally in Beijing, China. Our leases for these facilities have terms ending between 2024 and 2030. See Note 16 to our consolidated financial statements for information regarding our  leases.

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

On March 31, 2024, there were 3,034,139 shares of our common stock outstanding. As of the latest record date, we had 710 holders of record. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Results of Operations.

The following table sets forth the results of operations for the periods presented expressed as a percentage of revenue.

($ in thousands)	Years ended December 31,
	2023	%	2022	%
Revenue	$45,041	100.0%	$47,734	100.0%
Cost of revenue	33,111	73.5%	35,824	75.0%

Gross profit	11,930	26.5%	11,910	25.0%
Operating expenses
Selling, general and administrative	16,092	35.7%	17,028	35.7%
Research and development	572	1.3%	611	1.3%
Goodwill and intangible asset impairment charge	1,391	3.1%	7,505	15.7%
Depreciation	185	0.4%	304	0.6%
Amortization of definite-lived intangible assets	508	1.1%	868	1.8%
Total operating expenses	18,748	41.6%	26,316	55.1%

Operating loss	(6,818)	(15.1%)	(14,406)	(30.2%)

Interest expense	(1,932)	(4.3%)	(1,272)	(2.7%)
Change in fair value of derivative instruments, net	850	1.9%	477	1.0%
Other (loss) income, net	(802)	-1.8%	(91)	(0.2%)

Loss before taxes	(8,702)	(19.3%)	(15,292)	(32.0%)
Provision for income taxes	22	0.0%	51	0.1%

Net loss	$(8,724)	(19.4%)	$(15,343)	(32.1%)

Comparison of the Years Ended December 31, 2023 to December 31, 2022.

Revenue.  Revenue for the year ended December 31, 2023, totaled $45.0 million, which was 5.6% less than the $47.7 million of revenue for the year ended December 31, 2022.

(in thousands)	Year ended December 31,
	2023	2022	Change
Revenue:				$	%
Engineering	$31,790	$29,919	1,871		6.3%
Workforce Solutions	13,251	17,815	(4,564)		(25.6)%
Total revenue	$45,041	$47,734	(2,693)		(5.6)%

Engineering revenue increased 6.3% from $29.9 million to $31.8 million for the years ended December 31, 2022 and 2023, respectively. The increase in revenue was primarily attributable to increased orders across the segment. We recorded total Engineering orders of $37.6 million and $22.0 million for the years ended December 31, 2023 and 2022, respectively. The increase in orders is primarily due to renewed training and consulting work with a long standing customer and two large orders during the twelve months ended December 31, 2023, for SDB work including software and maintenance components.

For the year ended December 31, 2023, Workforce Solutions revenue decreased 25.6% to $13.3 million compared to revenue of $17.8 million for the year ended December 31, 2022. The decrease in revenue was primarily due to the wind down of large projects resulting in a reduction in demand for staffing from our major customers. We recorded total new orders of $9.7 million and $17.6 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, our backlog was $34.5 million, $29.0 million was attributed to the Engineering segment and $5.5 million was attributed to the Workforce Solutions segment. As of December 31, 2022, our backlog was $32.9 million with $23.8 million attributed to the Engineering segment and $9.1 million attributed to the Workforce Solutions segment.

Gross profit.  Gross profit was $11.9 million, or 26.5% of revenue, for the year ended December 31, 2023 compared to $11.9 million, or 25.0% of revenue, for the year ended December 31, 2022.

($ in thousands)	Years ended December 31,
	2023	%	2022	%
Gross profit:
Engineering	$10,073	31.7%	$9,557	31.9%
Workforce Solutions	1,857	14.0%	2,353	13.2%
Consolidated gross profit	$11,930	26.5%	$11,910	25.0%

The Engineering segment’s gross profit increased by $0.5 million during fiscal year 2023 over fiscal year 2022. The increase is driven by segment revenue growth as the gross profit margin percentage remained relatively constant.

The Workforce Solutions segment’s gross profit decreased by $0.5 million during fiscal year 2023 over fiscal year 2022. The decrease in the three months and nine months ended September 30, 2023 was primarily due to the reduction in the demand from existing customers for additional workforce professionals.

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses totaled $16.1 million and $17.0 million for the years ended December 31, 2023 and 2022, respectively. Fluctuations in the components of SG&A spending were as follows:

($ in thousands)	Years ended December 31,
	2023	%	2022	%
Selling, general and administrative expenses:
Corporate charges	$11,529	71.6%	$12,795	75.1%
Business development	3,866	24.0%	3,256	19.1%
Facility operation & maintenance (O&M)	451	2.8%	737	4.3%
Credit loss Expense	232	1.4%	221	1.3%
Other	14	0.1%	19	0.1%
Total	$16,092	100.0%	$17,028	100.0%

Corporate charges decreased $1.3 million in 2023 compared to 2022. The decrease was primarily due to a $0.8 million decrease in stock compensation expense, a $0.8 million decrease in indirect labor & burden cost due to decreased corporate headcount, a $0.2 million decrease in business insurance, and a $0.2 million increase in legal fees and other business expenses during the fiscal year 2023.

Business development charges increased $0.6 million in 2023 compared to 2022. The increase was primarily due to increased recruiting fees, commission expense, and indirect labor & burden due to increased headcount in 2023.

Facility O&M expenses decreased $0.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in facility O&M fees was primarily due to the termination of the Sykesville lease in Q4 2022 and reduced lease space under the new Fort Worth lease executed in Q2 2023.

Credit loss Expense. We recorded bad debt expense of $0.2 million and $0.2 million for the years ended December 31, 2023 and December 31, 2022, respectively. GSE’s allowance for credit loss is an estimate of lifetime expected credit loss in accordance with ASU 2016-13, “Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments”.

Research and development. Research and development costs consist primarily of software engineering personnel and other related costs.  Research and development costs, net of capitalized software, totaled $0.6 million for both the years ended December 31, 2023 and 2022.

Goodwill and Intangible asset impairment charge. We recognized a $1.4 and $7.5 million goodwill and intangible asset impairment charge for the years ended December 31, 2023 and 2022, respectively. In the interim periods ended September 30, 2023 and 2022, we determined that the deterioration in sales, decline in revenues, delayed pipeline opportunities, and overall downward performance results and the forecast related to the Workforce Solutions business segment was material enough to be considered a triggering event that could result in impairment of our long-lived assets. As a result of the ASC 350 and 360 analysis, there was determined to be an impairment of goodwill totaling $0.9 million as September 30, 2023, impairment of goodwill and intangible assets, totaling $7.5 million as of September 30, 2022. The re-evaluation of the Company’s Indefinite-Lived assets at December 31, 2023 in accordance with ASC 350’s annual assessment requirements, determined that an additional $0.5 million impairment existed related to the Training Services and Technical Staffing business units. No impairment was identified related to any other asset grouping.

Depreciation. Depreciation expense totaled $0.2 and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

Amortization of definite-lived intangible assets. Amortization expense related to definite-lived intangible assets totaled $0.5 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively. The decrease in amortization expense was primarily due to the Workforce Solutions’ definite-lived intangible assets being fully impaired at September 30, 2022. Further, the amortization decreased as a result of Customer Contracts and Relationships, which are amortized at a declining rate over the 15-year useful life.

Interest expense. Interest expense totaled $1.9 million and $1.3 million for the years ended December 31, 2023 and 2022. The increase was due to an additional $.05 million interest charge related to the amendment of the 2022 Lind financing arrangement during June 2023.

Other (loss) income, net. The Company recognized other (loss) income, net of $(0.8) million and $(0.1) million for the years ended December 31, 2023 and 2022, respectively. This increase is primarily due to loss on debt repayments made in shares.

Provision for Income Taxes. The Company files tax returns in the United States federal jurisdiction and in several state and foreign jurisdictions. Because of the net operating loss carryforwards, the Company is subject to U.S. federal and state income tax examinations for tax years 2003, and forward, and is subject to foreign tax examinations by tax authorities for the years 2018 and forward. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

The Company’s tax expense in 2023 was $22 thousand, representing an annual effective tax rate of (0.3)%, and consisted of $10 thousand of current tax provision and $12 thousand of deferred tax expense related to the portion of goodwill which cannot be offset by deferred tax assets. The Company’s tax expense in 2022 was $51 thousand, representing an annual effective rate of (0.3)% and consisted of $137 thousand of current tax provision and $(86) thousand of deferred tax (benefit) related to the removal of the portion of goodwill, which cannot be offset by deferred tax assets.

The significant change of $1.5 million in net operating loss carryforwards was primarily driven by the generation of Federal and state net operating losses during the current year.

The difference between the effective rate and statutory rate primarily resulted from a change in valuation allowance, permanent differences, including adjustments related to the convertible debt, accruals related to uncertain tax positions, the tax impact of stock compensation vests, and state tax expense. Please see Note 13 for additional information.

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

Impairment of Intangible Assets, including Goodwill. Our intangible assets impairment analysis includes the use of undiscounted cash flow and discounted cash flow models that require management to make assumptions regarding estimates of revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates and future economic factors that may impact each asset group. We review goodwill and intangible assets for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP (See Note 6).

Capitalization of Computer Software Development Costs.  In accordance with U.S. GAAP, we capitalize computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers.  Once the product is available to be sold, we amortize the costs, on a straight-line method, over the estimated useful life of the product, which is typically three years. As of December 31, 2023, we have net capitalized software development costs of $0.8 million. On an annual basis, and more frequently as conditions indicate, we assess the recovery of the unamortized software development costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs, we will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to operations. Included in capitalized software development costs are certain expenses associated with the development software services. These are similarly capitalized, although not subjected to the same recoverability considerations. Significant changes in the sales projections could result in an impairment with respect to the capitalized software that is reported on our consolidated balance sheets.

Deferred Income Tax Valuation Allowance. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.  Management makes a regular assessment of the ability to realize our deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of our deferred tax liabilities and projected future taxable income in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax asset to its realizable value. As of December 31, 2023, our largest deferred tax asset was $9.4 million of net operating losses. It primarily relates to a U.S. net operating loss carryforward of $7.8 million; $3.8 million of the net operating loss carryforward expires in various amounts between 2024 and 2038; $4.0 million of the net operating loss carryforward is an indefinite-lived deferred tax asset. We do not believe that it is more likely than not that we will be able to realize our deferred tax assets for our U.S. and foreign deferred tax assets as of December 31, 2023, and therefore we have recorded a $14.0 million valuation allowance for our net deferred tax assets. The Company has a deferred tax liability in the amount of $18 thousand at December 31, 2023 related to the portion of goodwill which cannot be offset by deferred tax assets.

Liquidity and Capital Resources.

As of December 31, 2023, we had cash and cash equivalents of $2.3 million compared to $2.8 million at December 31, 2022.

As of December 31, 2023, we have current restricted cash and long-term restricted cash of $0.4 million and $1.1 million, respectively. We have total restricted cash of $1.1 million to secure four letters of credit with various customers and $0.4 million to secure our corporate credit card program.

Cash flows from operating activities: For the years ended December 31, 2023 and 2022, net cash provided by operating activities was $1.6 million and $0.7 million, respectively. The year over year increase in cash flows provided by operating activities was primarily driven by lower operating expenses primarily related to the costs reduction initiatives implemented during the year.

Cash flows from investing activities: For the year ended December 31, 2023, net cash used in investing activities was $(0.7) million compared to net cash of $(0.6) million used in investing activities in the prior year. The decrease in cash outflow in 2023 was primarily related to lower capital expenditures.

Cash flows from financing activities:  For the years ended December 31, 2023 and 2022, net cash used in financing activities was $(1.5) million and net cash provided by financing activities was $0.8 million, respectively. The increase in used in financing activities of $2.3 million was primarily driven by $(3.4) million decrease in proceeds received from issuance of the Convertible Notes, and increase in Principle payments of $(1.0) million, offset by a $1.8 million repayment of the line of credit during fiscal year 2022.

Convertible Note

During the twelve months ended December 31, 2022, using proceeds from the Convertible Note, we repaid in full, all outstanding indebtedness of $1.8 million owed to Citizens was terminated. During the year ended December 31, 2023, we received net proceeds $1.4 million pursuant to the Second Note entered into on June 23, 2023, for general working capital purposes and to support ongoing business operations. We continue to maintain a cash management account and certain letters of credit with Citizens and, accordingly, have entered into a certain Cash Management Agreement with Citizens, as well as certain Cash Pledge Agreements in amounts corresponding to the current outstanding letters of credits with customers. As of December 31, 2023, we had four letters of credit totaling $1.1 million outstanding to certain of our customers which were secured with restricted cash.

Foreign Exchange

A portion of our international sales revenue has been and may be received in a currency other than the currency in which the expenses relating to such revenue are paid. Accordingly, we periodically enter into forward foreign exchange contracts to manage the market risks associated with the fluctuations in foreign currency exchange rates. As of December 31, 2023, we did not hold a position in forward foreign exchange contracts.

Other Matters

Management believes inflation has had a negative impact on the business. Increased costs and high interest rates have impacted our customers, which have had downstream impacts of reduced O&M budgets, project scope decreases, delays and cancelations. Inflation has specifically impacted the Workforce Solutions segment, as it forces customers to approve higher pay rates, and also decreases the availability of workforce professionals in the market as labor mobility has decreased during uncertain economic times.

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

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	audited	audited
Net (loss) income	$(2,253)	$(1,516)	$(8,724)	$(15,343)
Interest expense, net	449	344	1,932	1,272
Provision for income taxes	103	159	22	51
Depreciation and amortization	223	344	1,015	1,511
EBITDA	(1,478)	(669)	(5,755)	(12,509)
Provision for legal settlement	260	-	1,010	-
Goodwill and intangible asset impairment charge	454	-	1,391	7,505
Advisory fees	28	-	288	-
Loss on debt conversion payments	763	-	763	-
Stock-based compensation expense	305	362	1,158	1,954
Change in fair value of derivative instruments, net	(430)	(100)	(850)	(477)
Adjusted EBITDA	$(98)	$(407)	$(1,995)	$(3,527)

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

	Three Months ended December 31,		Twelve Months ended December 31,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	audited	audited
Net (loss) income	$(2,253)	$(1,516)	$(8,724)	$(15,343)
Provision for legal settlement	260	-	1,010	-
Goodwill and intangible asset impairment charge	454	-	1,391	7,505
Advisory fees	28	-	288	-
Loss on debt conversion payments	763	-	763	-
Stock-based compensation expense	305	362	1,158	1,954
Change in fair value of derivative instruments, net	(430)	(100)	(850)	(477)
Amortization of intangible assets related to acquisitions	108	168	508	868
Adjusted net loss	$(765)	$(1,086)	$(4,456)	$(5,493)

Diluted (loss) earnings per common share	$(0.82)	$(0.68)	$(3.51)	$(7.18)

Adjusted loss per common share – Diluted	$(0.28)	$(0.49)	$(1.79)	$(2.57)

Weighted average shares outstanding – Diluted	2,744,901	2,213,631	2,486,550	2,136,290

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required of a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
GSE Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GSE Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations for the year ended December 31, 2023. In addition, the continued decline in revenues has significantly impacted the Company’s operating results and raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASC 326 Current Expected Credit Losses (CECL)

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the recognition of credit losses for financial instruments in 2023 due to the adoption of ASC 326 Current Expected Credit Losses (CECL). The financial statements include an opening adjustment that results from the outcome of this adoption.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

During the year ended December 31, 2023, the Company recorded goodwill impairment of $1.4 million. At December 31, 2023, the Company carried a remaining goodwill balance of $4.9 million. As discussed in Notes 1 and 6 of the financial statements, the Company reviews goodwill for impairment at the reporting unit level annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may be greater than its fair value.  The Company’s goodwill impairment analysis includes the use of a discounted cash flow model that requires management to make assumptions regarding estimates of revenue growth rates and operating margins used to calculate projected future cash flows, and risk-adjusted discount rates. The Company also made certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units. The Company completed its annual quantitative analysis as of December 31, 2023, and concluded that the fair value of the Workforce Solutions business segment did not exceed its carrying value and the goodwill was fully impaired.  No impairment was determined to exist for the Engineering segment as of December 31, 2023 as the fair value of the reporting unit exceeded its carrying value.

We identified the Company’s goodwill impairment assessment as a critical audit matter. The principal consideration for our determination is the high degree of auditor judgment and subjectivity in evaluating management’s significant assumptions used in the discounted cash flow model, particularly as it relates to evaluating revenue growth rates, operating margins and discount rates. Furthermore, auditing certain of these inputs and assumptions made by management requires the use of an auditor-employed valuation specialist.

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

•
Assessed sensitivity analyses over management’s significant assumptions including forecasted revenue growth rates and operating margins when assessing the overall impact on the estimate of fair value compared to the carrying value.

•	Utilizing personnel with specialized knowledge and skills in valuation, we evaluated the significant assumptions in assessing the appropriateness of the fair value methodology utilized, including:

•
Evaluating the reasonableness of certain assumptions used in the discounted cash flow model including the discount rates used by management by comparing it to a range of discount rates developed using existing market information, and

•	Evaluating the mathematical accuracy of the calculations included in the fair value methodology.

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

•
Inspected the underlying contract, related amendments, and change orders, if any, to test the existence of customer arrangements and obtain an understanding of the contractual requirements and related performance obligation(s).

•	Tested actual costs incurred to date and assessed the relative progress toward satisfying the performance obligation(s) of the contract.

•	Evaluated the estimation of costs to complete including anticipated direct labor, subcontract labor, and other direct cost by:

•	Inquiring of financial and operational personnel of the Company and evaluating factors within the cost to complete estimates that may demonstrate indication of potential management bias.

•	Inspecting correspondences, if any, between the Company and the customer regarding actual to-date and expected performance.

•	Evaluating the sufficiency of the Company’s assessment of contract performance risks included within the estimated costs to complete.

•
Performing a “look back” analysis by comparing the Company’s historical estimates of costs to complete to actual costs incurred in subsequent documentation to assess the Company’s ability to develop reliable cost estimates.

•
Obtained account reconciliations of unbilled receivables and billings in excess of revenue earned as of December 31, 2023, evaluated the accuracy and completeness of the schedules, agreed such reconciliations to the trial balance to determine whether reconciling items were appropriate and isolated and investigated all unbilled receivables with no recent activity.

Going Concern

As described further in Note 1 to the financial statements, the Company has experienced continued declines in revenue that have impacted operations. Management has assessed the Company’s current liquidity position and its projected cash flows from operations and determined they are not sufficient to meet the Company’s obligations as they come due at least one year from the issuance date of these financial statements.

We identified the Company’s going concern assessment as a critical audit matter. The principal considerations for our determination are the high degree of auditor judgment and subjectivity involved in evaluating the growth rate assumptions utilized in their cash flow forecast.

The primary procedures we performed to address this critical audit matter included:

•	Obtained an understanding of management’s process for developing its projections including testing the completeness and accuracy of the underlying data used in the cash flow forecast.

•	Evaluated the probability of management’s plans to alleviate the substantial doubt that has been raised.

•	Evaluated management’s growth rate assumptions used in the development of its forecast by assessing historical budget to actual comparisons.

•	Assessed the sensitivity analysis over the projected growth rates and operating margins used in management’s cash flow projections.

•
Evaluated the adequacy of the financial statement disclosure regarding the Company’s liquidity and compared the disclosure to other audit evidence obtained to determine consistency with or contradictory to the Company’s liquidity disclosure.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2020.

Tysons, VA
April 2, 2024

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$2,250	$2,789
Restricted cash, current	378	1,052
Contract receivables, net	10,166	10,064
Prepaid expenses and other current assets	879	2,165
Total current assets	13,673	16,070

Equipment, software and leasehold improvements, net	754	772
Software development costs, net	750	574
Goodwill	4,908	6,299
Intangible assets, net	1,179	1,687
Restricted cash - long term	1,083	535
Operating lease right-of-use assets, net	413	506
Other assets	45	53
Total assets	$22,805	$26,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$-	$-
Current portion of long-term note	810	3,038
Accounts payable	3,300	1,262
Accrued expenses	1,053	2,084
Accrued legal settlements	1,010	-
Accrued compensation	1,086	1,071
Billings in excess of revenue earned	5,119	4,163
Accrued warranty	176	370
Income taxes payable	1,701	1,774
Derivative liabilities	1,132	603
Other current liabilities	956	1,286
Total current liabilities	16,343	15,651

Long-term note, less current portion	637	310
Operating lease liabilities noncurrent	357	160
Other noncurrent liabilities	126	144
Total liabilities	17,463	16,265

Commitments and contingencies (Note 21)

Shareholders’ equity:
Preferred stock $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 3,194,030 and 2,404,681 shares issued, 3,034,139 and 2,244,790 shares outstanding, respectively	32	24
Additional paid-in capital	86,983	83,127
Accumulated deficit	(78,708)	(69,927)
Accumulated other comprehensive income (loss)	34	6
Treasury stock at cost, 159,891 shares	(2,999)	(2,999)
Total shareholders’ equity	5,342	10,231
Total liabilities and shareholders’ equity	$22,805	$26,496

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2023	2022

Revenue	$45,041	$47,734
Cost of revenue	33,111	35,824
Gross profit	11,930	11,910

Operating expenses
Selling, general and administrative	16,092	17,028
Research and development	572	611
Goodwill and intangible asset impairment charge	1,391	7,505
Depreciation	185	304
Amortization of definite-lived intangible assets	508	868
Total operating expenses	18,748	26,316
Operating loss	(6,818)	(14,406)

Other income and expenses, net
Interest expense	(1,932)	(1,272)
Change in fair value of derivative instruments, net	850	477
Other (loss) income, net	(802)	(91)
Loss before taxes	(8,702)	(15,292)
Provision for income taxes	22	51
Net loss	$(8,724)	$(15,343)

Net loss per common share - basic	$(3.51)	$(7.18)

Diluted loss per common share	$(3.51)	$(7.18)

Weighted average shares outstanding used to compute net loss per share - basic	2,486,550	2,136,290

Weighted average shares outstanding - Diluted	2,486,550	2,136,290

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years ended December 31,
	2023	2022

Net loss	$(8,724)	$(15,343)
Cumulative translation adjustment	28	110
Comprehensive loss	$(8,696)	$(15,233)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
Balance, January 1, 2022	2,253	$23	$80,708	$(54,584)	$(104)	(160)	$(2,999)	$23,043

Stock-based compensation expense	-	-	1,859	-	-	-	-	1,859
Common stock issued for RSUs vested	53	1	(1)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(263)	-	-	-	-	(263)
Foreign currency translation adjustment	-	-	-	-	110	-	-	110
Repayment of convertible note in shares	99	1	824	-	-	-	-	825
Net loss	-	-	-	(15,343)	-	-	-	(15,343)
Balance, December 31, 2022	2,405	$24	$83,127	$(69,927)	$6	(160)	$(2,999)	$10,231

Adoption of ASC 326 Current Expected Credit Losses (CECL)	-	-	-	(57)	-	-	-	(57)

Adjusted balance, January 1, 2023	2,405	24	83,127	(69,984)	6	(160)	(2,999)	10,174

Stock-based compensation expense	-	-	1,168	-	-	-	-	1,168
Common stock issued for RSUs vested	98	1	(1)	-	-	-	-	-
Shares withheld to pay taxes	-	-	(190)	-	-	-	-	(190)
Foreign currency translation adjustment	-	-	-	-	28	-	-	28
Repayment of convertible note in shares	691	7	2,879	-	-	-	-	2,886
Net loss	-	-	-	(8,724)	-	-	-	(8,724)
Balance, December 31, 2023	3,194	32	86,983	(78,708)	34	(160)	(2,999)	5,342

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,724)	$(15,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and intangible asset impairment charge	1,391	7,505
Loss on debt settled in shares	907	66
Depreciation	185	304
Amortization of intangible assets	508	868
Amortization of capitalized software development costs	322	339
Amortization of debt discount	1,940	1,289
Amortization of deferred financing costs	31	17
Stock-based compensation expense	1,158	1,954
Deferred income taxes	12	(86)
Credit loss expense	232	221
Gain on derivative instruments, net	(850)	(477)
Legal settlement	1,010	-
Changes in assets and liabilities:
Contract receivables, net	(408)	908
Prepaid expenses and other assets	1,841	3,710
Accounts payable, accrued compensation and accrued expenses	1,018	472
Billings in excess of revenue earned	966	(829)
Accrued warranty	(217)	(239)
Other liabilities	237	59
Net cash provided by operating activities	1,559	738

Cash flows from investing activities:
Capital expenditures	(168)	(238)
Capitalized software development costs	(498)	(380)
Net cash used in investing activities	(666)	(618)

Cash flows from financing activities:
Repayment of line of credit	-	(1,817)
Repayment of insurance premium financing	(876)	(1,068)
Proceeds from issuance of long-term debt and warrants	1,800	5,750
Payments of debt issuance and original discount on issuance of long-term debt and warrants	(386)	(968)
Principal repayment of convertible note	(1,886)	(839)
Tax paid for shares withheld	(190)	(263)
Net cash (used in) provided by financing activities	(1,538)	795

Effect of exchange rate changes on cash	(20)	(89)
Net (decrease) increase in cash and cash equivalents	(665)	826
Cash, cash equivalents and restricted cash at beginning of year	4,376	3,550
Cash, cash equivalents and restricted cash at the end of year	$3,711	$4,376

Cash and cash equivalents	$2,250	$2,789
Restricted cash, current	378	1,052
Restricted cash included in other long-term assets	1,083	535
Total cash, cash equivalents and restricted cash	$3,711	$4,376

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

Accounting estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate the estimates used, including, but not limited to those related to revenue recognition on long-term contracts, allowance for credit loss, product warranties, valuation of goodwill and intangible assets acquired, impairment of long-lived assets to be disposed of, valuation of stock-based compensation awards and the recoverability of deferred tax assets. Actual results could differ from these estimates.

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

Restricted cash

Restricted cash represents cash that is legally or contractually restricted as to its withdrawal or usage. The Company is required to pledge or otherwise restrict a portion of our cash related to letters of credit and other vendor agreements. Restricted cash is presented as a current or long term asset in our consolidated balance sheets based on the amounts becoming unrestricted in the twelve month period following the reporting date.

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

Billed receivables are recorded at invoiced amounts. The allowance for credit loss are recorded in accordance with ASU 2016-13, “Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” This requires an entity identify and record the contract receivable’s lifetime expected credit loss as an allowance, which the FASB believes will result in more timely recognition of such losses. Under the CECL impairment model, the Company developed and documented its allowance for credit losses on its contract receivables based on three portfolio segments by customer geographic location:  North America, China, Rest of World (ROW). The determination of portfolio segments is based primarily on the qualitative consideration of the nature of the Company’s business operations and the characteristics of the underlying trade receivables.

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

Development expenditures

Development expenditures incurred to meet customer specifications under contracts are charged to cost of revenue. Company sponsored development expenditures are either charged to operations as incurred and are included in research and development expenses or are capitalized as software development costs. The amounts incurred for Company sponsored development activities relating to the development of new products and services or the improvement of existing products and services, were approximately $1.1 million and $1.0 million for the year ended December 31, 2023 and 2022, respectively. Of these amounts, the Company capitalized approximately $0.5 million and $0.4 million for the year ended December 31, 2023 and 2022, respectively.

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

Goodwill represents the excess of costs over the fair value of assets of an acquired business. We review goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. We have determined that we have two reporting units, which are the same as our two operating segments: (i) Engineering and (ii) Workforce Solutions.

We completed our annual quantitative step 1 analysis as of December 31, 2023 and 2022 and concluded that the fair value of the Workforce Solutions business segment did not exceed it’s carrying value. A discounted cashflow analysis was performed and we concluded the Goodwill on Workforce Solutions segment of $0.5 million was fully impaired at December 31, 2023. Per the annual valuation performed, no impairment was determined to exist for the Engineering segment as of December 31, 2023.

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

Foreign currency translation

The United States Dollar (USD) is our functional currency and that of our subsidiaries operating in the United States. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Our foreign subsidiaries’ financial statements are translated into USD using the exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated into USD using the period-end spot foreign exchange rates. Income and expenses are translated at the average exchange rate for the year. Equity accounts are translated at historical exchange rates. The effects of these translation adjustments are cumulative translation adjustments, which are reported as a component of accumulated other comprehensive loss included in the consolidated statements of changes in shareholders’ equity.
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

Significant customers and concentration of credit risk

We have a concentration of revenue from one individual customer, which accounted for 22.7% and 13.6% of our consolidated revenue for the years ended December 31, 2023 and December 31, 2022, respectively. No other individual customer accounted for more than 10% of our consolidated revenue in 2023 or 2022.
As of December 31, 2023, we had one customer who accounted for 12.1% of the Company’s consolidated contract receivables. No customer accounted for over 10% of the Company’s consolidated contract receivables as of December 31, 2022.

Fair values of financial instruments

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

Reclassifications and immaterial corrections of previously issued Financial Statements

Certain prior year amounts have been reclassified to conform with the current year presentation. “Loss on debt settled in shares” and was reclassed out of “Other liabilities” and presented in its own line item within operating cash flows section on our consolidated statement of cash flows.

Liquidity and Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and satisfy its liabilities and commitments in the normal course of business. Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, are only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management determined that the implemented plans to mitigate relevant conditions may not alleviate management’s concerns that raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months ended March 31, 2025.

The Company has incurred operating losses and has not demonstrated an ability to generate cash in excess of its operating expenses for a sustained period of time. During the year ended December 31, 2023, the Company generated a loss from operations of $6.8 million, which includes non-cash impairment charges of long-lived assets and goodwill from our Workforce Solutions segment totaling $1.4 million. As of December 31, 2023, the Company had domestic unrestricted cash and cash equivalents of $1.0 million which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued. Although the Company has shown significant improvement in the second half of the year, it has not achieved its forecast for several periods and there is no assurance that it will achieve its forecast over the twelve months ending March 31, 2025. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that our audited consolidated financial statements are issued.

In making this assessment we performed a comprehensive analysis of our current circumstances and to alleviate these conditions, management is monitoring the Company’s performance and evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, restructuring of operations to grow revenues and decrease expenses, obtaining equity financing, issuing debt, or entering into other financing arrangements. The analysis used to determine the Company’s ability to continue as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next twelve months ending March 31, 2025.

2.  Recent Accounting Pronouncements

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

Accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.

3.  Earnings per share

Basic earnings per share is based on the weighted average number of outstanding common shares for the period.  Diluted earnings per share adjusts the weighted average shares outstanding for the potential dilution that could occur if outstanding vested stock options or other share equivalents were exercised. Basic and diluted earnings per share are based on the weighted average number of outstanding shares for the period.

The number of common shares and common share equivalents used in the determination of basic and diluted (loss) earnings per share were as follows:

(in thousands, except for per share data)	Years ended December 31,
	2023	2022
Numerator:
Net income (loss) attributed to common shareholders	$(8,724)	$(15,343)

Denominator:
Weighted-average shares outstanding for basic earnings per share	2,486,550	2,136,290

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	2,486,550	2,136,290

Total shares considered for dilution	1,068,722	460,113

4.  Coronavirus Aid, Relief and Economic Security Act

Employee Retention Credits (ERC)

Employee retention tax credits, made available under the CARES Act, allow eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. In 2021, we applied for $5.0 million in refunds from the Internal Revenue Service with filing of our 941s and achieved $2.2 million in credits from unremitted payroll taxes as allowed. We recorded other income of $7.2 million related to the employee retention tax credits earned for the year ended December 31, 2021. During the years ended December 31, 2023 and 2022, the Company received cash refunds related to the employee retention credits in the amounts of $1.0 million and $3.0 million, respectively. As of December 31, 2023, there is no remaining refunds owed.

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

The following table represents a disaggregation of revenue by type of goods or services for the years ended December 31, 2023 and 2022, along with the reportable segment for each category:

(in thousands)

	Twelve Months Ended December 31,
	2023	2022
Engineering segment
System Design and Build - Over time	$6,307	$6,595

Software	4,652	4,684
Point in time	568	921
Over time	4,084	3,763

Training and Consulting Services	20,831	18,640
Point in time	448	245
Over time	20,383	18,395

Workforce Solutions segment
Training and Consulting Services	13,251	17,815
Point in time	343	62
Over time	12,908	17,753

Total revenue	$45,041	$47,734

The following table reflects the balance of contract liabilities and the revenue recognized in the reporting period that was included in the contract liabilities from contracts with customers:

(in thousands)
	December 31, 2023	December 31, 2022
Billings in excess of revenue earned (BIE)	$5,119	$4,163
Revenue recognized in the period from amounts included in BIE at the beginning of the period	$3,751	$3,785

As of December 31, 2023, the aggregate amount of transaction price allocated to the remaining performance obligations of SDB, software and fixed-price training and consulting services contracts is $19.1 million. We will recognize the revenue as the performance obligations are satisfied, which is expected to occur over the next twelve months.

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

ASC 350 Indefinite-Lived Asset Testing – Pursuant to Accounting Standards Codification (ASC) 350, “Intangibles - Goodwill and Other,” the Company evaluates goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

During the three months ended September 30, 2022, we experienced a deterioration in sales, decline in revenues, delayed pipeline opportunities, and overall downward performance results and forecast results related to the Workforce Solutions business segment, which was determined to be a triggering event that may result in impairment of our long-lived assets. We performed an interim analysis and determined an impairment existed at September 30, 2022 in accordance with ASC 350. As such, we recorded an impairment of the related goodwill assets of $7.0 million. Goodwill impairment was allocated to the Training Services and Technical Staffing business units based on their pro rata share of Workforce Solution’s book value of Goodwill. The annual evaluation of the Company’s Goodwill assets at December 31, 2022, determined no additional impairment existed at that time.

During the three months ended September 30, 2023, we determined that the overall market capitalization deterioration due to the falling share price, decline in revenues, and delayed pipeline opportunities was material enough to be considered a triggering event that could result in impairment of our long-lived assets. We performed an interim analysis and determined an impairment existed for the Workforce Solutions business segment at September 30, 2023 in accordance with ASC 350. As such, we recorded an impairment of the related goodwill of $0.9 million for the three and nine months ended September 30, 2023 to the Training Services and Technical Staffing business units based on their pro rata share of Workforce Solution’s book value of Goodwill. No impairment was identified related to any other asset grouping.

The annual evaluation of the Company’s Goodwill assets at December 31, 2023, determined that the remaining $0.5 million Goodwill balance on Workforce Solutions segment was fully impaired. The $0.5 million charge was recorded as a component of operating expenses during the period.

ASC 360 Long-Lived Asset Testing – ASC 360 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events may include, but are not limited to, changes in market conditions, technological obsolescence, adverse changes in customer demand, and significant decreases in revenue or earnings.

Based on the triggering events noted above during the three months ended September 30, 2022 we performed an interim analysis to determine if an impairment existed at September 30, 2022 by its individual asset groupings, which we determined to be at the subsidiary level. We used a discounted cash flow analysis to determine the fair value of our asset group, and we concluded that the carrying value of the definite-lived intangible assets of Technical Staffing, a business unit of the Workforce Solutions segment, exceeded its fair value by $0.5 million, and we recorded a loss on impairment for this amount as of September 30, 2022. No Intangible assets were determined to be impaired as of December 31, 2022.

We performed additional discounted cash flow analysis for the three months ended September 30, 2023 and December 31, 2023 in conjunction with triggering events noted above for those periods. We concluded no impairment was identified related to any other asset groupings. No Intangible assets were determined to be impaired as of December 31, 2023.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangible assets:

(in thousands)	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Impact of Impairment	Net
Amortized intangible assets:
Customer relationships	$8,164	$(7,395)	$-	$769
Trade names	1,689	(1,283)	-	406
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	527	(523)	-	4
Alliance agreement	527	(527)	-	-
Others	167	(167)	-	-
Total	$11,978	$(10,799)	$-	$1,179

(in thousands)	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impact of Impairment	Net
Amortized intangible assets:
Customer relationships	$8,628	$(7,050)	$(464)	$1,114
Trade names	1,689	(1,196)	-	493
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	527	(486)	-	41
Alliance agreement	527	(488)	-	39
Others	167	(167)	-	-
Total	$12,442	$(10,291)	$(464)	$1,687

Amortization expense related to definite-lived intangible assets totaled $0.5 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively. The $1.2 million of intangible assets at December 31, 2023, have a weighted average remaining life of 9.5 years.

The following table details the estimated amortization expense of the definite-lived intangible assets for the next five years:

(in thousands)
Years ended December 31:
2024	$332
2025	255
2026	204
2027	169
2028	108
Thereafter	111
$1,179

Goodwill

(in thousands)

	Goodwill	Impairment	Net
Engineering	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	(8,431)	-
Net book value at December 31, 2023	$16,709	$(11,801)	$4,908

	Goodwill	Impairment	Net
Engineering	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	(7,040)	1,391
Net book value at December 31, 2022	$16,709	$(10,410)	$6,299

7.  Contract Receivables

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

Recoverable costs and accrued profit not billed represent costs incurred and associated profit accrued on contracts that will become billable upon future milestones or completion of contracts. The components of contract receivables are as follows:

(in thousands)	December 31,
	2023	2022
Billed receivables	$5,720	$6,074
Unbilled receivables	4,729	5,146
Allowance for credit loss	(283)	(1,156)
Total contract receivables, net	$10,166	$10,064

During the first quarter of 2023, the Company adopted ASU 2016-13, “Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including accounts receivable. Under the new guidance, an entity recognizes its estimate of lifetime expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its contract receivables based on three portfolio segments by customer geographic location:  North America, China, Rest of World (ROW). The determination of portfolio segments is based primarily on the qualitative consideration of the nature of the Company’s business operations and the characteristics of the underlying trade receivables. During the years ended December 31, 2023 and 2022, we recorded credit loss expense of $232 thousand and $221 thousand, respectively.

During January 2024, we invoiced $4.5 million of the unbilled amounts related to the balance at December 31, 2023.

The following table sets forth the activity in allowance for credit losses:

(in thousands)	As of and for the
	Years ended December 31,
	2023	2022

Beginning balance	$1,156	$1,010
Adoption of ASC326 Current Expected Credit Losses (CECL)	57	-
Adjusted beginning balance	1,213	1,010
Current period provision for expected credit loss	178	221
Write-offs charged against the allowance, net of recoveries	(1,070)	(7)
Currency adjustment	(38)	(68)
Ending balance	$283	$1,156

8.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	December 31,
	2023	2022
Income tax receivable	$38	$78
Prepaid expenses	796	947
ERC receivable	-	1,028
Other current assets	45	112
Total	$879	$2,165

Prepaid expenses primarily include prepayment for insurance and other subscription-based services. The Employee Retention Credits not yet received as of December 31, 2022, was fully collected as of December 31, 2023.

9.  Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements, net consist of the following:

(in thousands)	December 31,
	2023	2022
Computer and equipment	$2,381	$2,363
Software	2,292	2,291
Leasehold improvements	805	659
Furniture and fixtures	840	838
	6,318	6,151
Accumulated depreciation	(5,564)	(5,379)
Equipment, software and leasehold improvements, net	$754	$772

Depreciation expense was approximately $0.2 and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

Capitalization of internal-use software costs of $0.1 million related to the ongoing systems upgrade and implementation effort were recorded in software for the year ended December 31, 2022. There were no capitalized internal-use software costs during the year ended December 31, 2023.

10.  Product Warranty

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

The activity in the accrued warranty accounts is as follows:

(in thousands)	As of and for the
	years ended December 31,
	2023	2022

Beginning balance	$502	$748

Current year provision	(133)	(44)

Current year claims	(83)	(195)

Currency adjustment	(2)	(7)

Ending balance	$284	$502

The current and non-current warranty balance is as follows:

	December 31,
	2023	2022
Current	$176	$370
Non-current	108	132
Total Warranty	$284	$502

11.  Fair Value of Financial Instruments

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

As of December 31, 2023 and 2022, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

Our convertible debt issued in February 2022, amended in June 2023 and February 2024, and our new convertible debt issued in June 2023 (see Note 12) includes certain embedded redemption features that are required to be bifurcated as embedded derivatives and measured at fair value on a recurring basis. We estimate the fair value using a Monte Carlo simulation based on estimates of our future stock price and assumptions about the possible redemption scenarios.

The Company used the Monte Carlo simulation model to determine the fair value of the Warrants and Cash-Settled PRSUs, which required the input of subjective assumptions. The fair value of the Warrants and Convertible Note redemption features as of December 31, 2023 was estimated with the following assumptions.

	Amended 2022 Convertible Note	The “2022 Warrants”	2023 Convertible Note	The “2023 Warrants”

Exercise Price	$19.40	$19.40	$5.00	$5.00
Common Stock Price	$2.01	$2.01	$2.01	$2.01
Risk Free Rate	5.13%	3.93%	4.41%	3.81%
Volatility	90.0%	90.0%	90.0%	90%
Term (in years)	0.4 yrs.	3.2 yrs.	1.5 yrs.	4.5 yrs.

The following table presents assets measured at fair value at December 31, 2023:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$588	$588
Warrant liability	-	-	520	520
Cash settled performance-vesting restricted stock units	-	-	24	24
Balance at December 31, 2023	$-	$-	$1,132	$1,132

The following table presents assets measured at fair value at December 31, 2022:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Level 3 Total

Derivative liability	$-	$-	$285	$285
Warrant liability	-	-	267	267
Cash settled performance-vesting restricted stock units	-	-	51	51
Balance at December 31, 2022	$-	$-	$603	$603

The following table summarizes changes in the fair value of our Level 3 liabilities during the twelve months ended December 31, 2023.

(in thousands)	Embedded Redemption Features	Warrant	Cash Settled PRSUs	Level 3 Total
Balance at December 31, 2022	$285	$267	$51	$603
FV of derivatives with new convertible note issuance	286	1,120	-	1,406
Change in FV included in gain on derivative instruments, net	17	(867)	-	(850)
Stock compensation less payments made	-	-	(27)	(27)
Balance at December 31, 2023	$588	$520	$24	$1,132

12.  Debt

Convertible Notes

On February 23, 2022, we entered into a Securities Purchase Agreement, as amended, with Lind Global Fund II LP (“Lind Global”) pursuant to which we issued to Lind Global a two-year, secured, interest-free convertible promissory note in the amount of $5.75 million (the “2022 Convertible Note”) and a common stock purchase warrant to acquire 128,373 shares of our Common Stock (the “2022 Warrant”). We entered into an amendment and restatement of the 2022 Convertible Note on June 23, 2023. The 2022 Convertible Note does not bear interest but was issued at a $0.75 million discount (“OID”). We received proceeds of approximately $4.8 million net of the OID and expenses.

On June 23, 2023, the Company entered into a second Securities Purchase Agreement (the “2023 Purchase Agreement”) with Lind Global, pursuant to which we issued to Lind Global that certain Senior Convertible Promissory Note, dated February 23, 2022 (the “2023 Convertible Note” and, together with the 2022 Convertible Note, the “Convertible Notes”)(see Note 1) and a common stock purchase warrant to acquire 426,427 shares of our Common Stock (the “2023 Warrant”). The 2023 Convertible Note does not bear interest but was issued at a $0.3 million discount (“OID”). We received proceeds of approximately $1.4 million net of the OID and expenses.

(in thousands)	2022 Convertible Note	2023 Convertible Note	Total Convertible Notes
	Amount	Amount	Amount

2022 Convertible Note issued	$5,750	$1,800	$7,550
Debt discount	(750)	(300)	(1,050)
Issuance cost:
Commitment fee	(175)	(52)	(227)
Balance of investor’s counsel fees	(43)	(34)	(77)
Net proceeds of Convertible Note	$4,782	$1,414	$6,196

Additional OID costs not in original funds flow	(121)	(15)	(136)
Fair value of Warrant Liabilities on issuance	(724)	(1,119)	(1,843)
Fair value of Conversion Features on issuance	(306)	(286)	(592)
Allocated OID costs to Convertible Note	25	30	55
Allocation of Discounts on Troubled Debt Restructuring	(660)	660	-
Interest expense accrued on Convertible Note as of December 31, 2023	2,946	283	3,229
Principal and interest payments as of December 31, 2023	(5,462)	-	(5,462)
Balance of 2022 Convertible Note as of December 31, 2023	$480	$967	$1,447

The Convertible Notes provide for variable monthly principal repayments beginning 180 days from issuance (with respect to the 2022 Convertible Note) and 12 months from issuance (with respect to the 2023 Convertible Note). Remaining monthly principle payments range from $0.1 to $0.2 million and can be made in the form of cash, shares, or a combination of both at the discretion of GSE.

The following table details the future principal payments of the Convertible Note, gross of debt discounts:

(in thousands)

Years ended December 31:
2024	$1,849
2025	750
Thereafter	-
$2,599

Prior to the June 2023 amendments, described below, the 2022 Convertible Note was convertible into our Common Stock at any time after the earlier of six months from issuance of the Convertible Note or the date of an effective registration statement filed with the SEC covering the underlying shares. The conversion price of the 2022 Convertible Note was equal to $19.40 per share, subject to customary adjustments. The 2022 Convertible Note matured in February 2024, although we were permitted to prepay the 2022 Convertible Note, provided that Lind Global had the option to convert up to one third of the outstanding principal of the 2022 Convertible Note at a price per share equal to the lesser of the Repayment Share price or the conversion price (as described below).

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

On June 23, 2023, the Company and Lind Global agreed to amend and restate the 2022 Convertible Note. The 2022 Convertible Note, as now amended, is now secured, interest free convertible promissory note in the principal amount of $2,747,228, such amount being the outstanding balance of the 2022 Convertible Note as of June 23, 2023. Just prior to the amendment, there was an event of default (EOD) related to the total market capitalization provision in the original 2022 Convertible Note. The EOD that occurred was waived, and we incurred a 20% charge included in the amended and restated 2022 Convertible Note, which the Company has treated as additional interest. The 2022 Convertible Note now has a maturity date of August 23, 2024 was payable, commencing on July 23, 2023, in twelve (12) consecutive monthly payments of $186,343 each and two (2) final payments of $255,556 each. The remainder of the terms of the 2022 Convertible Note, including terms around payment, prepayment, default and conversion, are unchanged.

On October 6, 2023, the Company and Lind Global entered into that certain First Amendment to the 2022 Convertible Note (“A&R Note Amendment”), amending the 2022 Convertible Note to extend the beginning period of required compliance with certain default provisions until January 31, 2024. The A&R Note Amendment amended Section 2.1 pertaining to events of default by deleting and replacing Section 2.1(r), which previously provided for an event of default under the Note in the event that the Company’s Market Capitalization was below $7 million for ten (10) consecutive days. As amended, the A&R Note provided that, at any time after January 31, 2024, an event of default will occur in the event that the Company’s Market Capitalization is below $7 million for ten (10) consecutive days. Prior to the Amendment, the “Conversion Price” in Section 3.1(b) of the A&R Note “was $19.40, and shall be subject to adjustment as provided herein.” The A&R Note Amendment amended the definition of “Conversion Price” “the lower of (i) $19.40 and (ii) eighty-five percent (85%) of the average of the three (3) lowest daily VWAPs during the twenty (20) Trading Days prior to the delivery by the Holder of the applicable notice of conversion.” There was no accounting impact related to this amendment as conversion options are already bifurcated as an embedded derivative and recorded at fair value at each reporting period.
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

On June 23, 2023, the Company entered into a second Securities Purchase Agreement (the “2023 Purchase Agreement”) with Lind Global, pursuant to which the Company issued to Lind Global the 2023 Convertible Note at the same time that the Company and Lind Global amended and restated the 2022 Convertible Note. The closing occurred on June 23, 2023, and consisted of the issuance of a secured, two-year interest free convertible promissory note with a funding amount of $1,500,000 and a principal amount of $1,800,000 (as defined above, the ”2023 Convertible Note”) and the issuance of common stock purchase warrant to acquire 426,427 shares of the Company’s common stock (the “2023 Warrant” and, together with the 2022 Warrant, the “Warrants”). The proceeds from the transactions contemplated by the 2023 Purchase Agreement were for general working capital purposes and other corporate purposes.

On October 6, 2023, the Company and Lind Global entered into that certain First Amendment to Senior Convertible Promissory Note, amending the Company’s 2023 Convertible Note (the “Note Amendment”) to extend the beginning period of required compliance with certain default provisions until January 31, 2024. The Note Amendment amended Section 2.1 of the 2023 Convertible Note pertaining to events of default by deleting and replacing Section 2.1(r), which previously provided for an event of default under the Note in the event that the Company’s Market Capitalization (as defined in the Note) was below $7 million for ten (10) consecutive days. As amended, the Note provides that, at any time after January 31, 2024, an event of default will occur in the event that the Company’s Market Capitalization is below $7 million for ten (10) consecutive days.

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

The Company evaluated the 2022 Convertible Note and concluded that certain embedded redemption features are required to be accounted for as a derivative liability. Embedded redemption features were recorded at fair value upon issuance of $0.3 million and are classified as current liabilities to be remeasured at each reporting period (see Note 11). The discount created by allocating proceeds to the derivative liability results in a debt discount to be amortized as additional interest expense over the term of the Convertible Notes. The Warrants are accounted for as a derivative liability based on certain features included within the Convertible Note which caused the Company to not be able to assert that it would have sufficient shares in all cases to be able to settle the Warrants. As such, the proceeds (approximately $4.8 million, net of original issue discounts and other payments to lender) were allocated first to the fair value of the Warrants with the residual allocated to the Convertible Notes host instrument. The proceeds allocated to the Convertible Notes were further allocated first to the bifurcated derivative liability based on its fair value with the residual being allocated to the Convertible Notes host instrument.

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

The Convertible Notes are evaluated as a potentially dilutive security in both periods of loss and income for diluted earnings per share purposes. The Warrants are considered a participating security and was not included in the calculation of basic earnings per share for the year ended December 31, 2023 as Company reflected net loss for this period. The Warrant will be included in the calculation of diluted earnings per share in periods of net income.

The issuance costs with respect to the Convertible Notes, which are recorded as a debt discount, are deferred and amortized using the effective interest method as additional interest expense over the terms of the Convertible Note at an effective interest rate of 68.6%.

The Company incurred total interest expense related to the Convertible Notes of $1.9 million, including $0.5 million default charge and the amortization of the various discounts for the year ended December 31, 2023. The Company incurred total interest expense related to the Convertible Notes of $1.3 million for the year ended December 31, 2022.

Subsequent to the reporting period, on February 12, 2024, the Company and Lind Global entered into an agreement to amend certain provisions of the Convertible Notes (as amended) to extend the beginning period of required compliance with certain default provisions until June 1, 2024. The agreement amended Section 2.1 pertaining to events of default, to extend the period in which an event of default would occur, as defined above, to anytime after June 1, 2024, previously anytime after January 31, 2024 as provided in the October 6th amendment defined above. But for the amendment, the Company would have incurred an event of default after the tenth (10th) trading day following January 31, 2024 if the market capitalization of the Company was less than seven million dollars ($7,000,000). The amendments amended the definition of “Conversion Price” in the 2023 Convertible Note to “the lower of (i) $5.00 and (ii) eighty-five percent (85%) of the average of the three (3) lowest daily VWAPs during the twenty (20) Trading Days prior to the delivery by the Holder of the applicable notice of conversion.” No other concession was given with this amendment and legal fees were expenses as incurred.

At December 31, 2023, the outstanding debt under the Convertible Note agreement was as follows:

	Principal	Debt Discounts	Net

Current portion of Long-Term Debt	$1,849	$(1,039)	$810

Long-Term Debt less current portion	750	(113)	637

Balance of Convertible Notes as of December 31, 2023	$2,599	$(1,152)	$1,447

At December 31, 2022, the outstanding debt under the Convertible Note agreement was as follows:

	Principal	Debt Discounts	Net

Current portion of Long-Term Debt	$3,833	$(795)	$3,038

Long-Term Debt less current portion	320	(10)	310

Balance of Convertible Notes as of December 31, 2022	$4,153	$(805)	$3,348

Revolving Line of Credit (“RLOC”)

In February 2022, using proceeds from the Convertible Note, we repaid in full, all outstanding indebtedness of $1.8 million owed in connection with that certain Amended and Restated Credit and Security Agreement (“RLOC”) between us, our subsidiaries, and Citizens  Bank, N.A. (“Citizens”), and such RLOC was thereafter terminated. We continue to maintain a cash management account and certain letters of credit with Citizens and, accordingly, have entered into a certain Cash Management Agreement with Citizens, as well as certain Cash Pledge Agreements in amounts corresponding to the current outstanding letters of credits with customers. As of December 31, 2023, we had four letters of credit totaling $1.1 million outstanding to certain customers which were secured with restricted cash.

13.  Income Taxes

The consolidated income before income taxes, by domestic and foreign sources, is as follows:

(in thousands)	Years ended December 31,
	2023	2022
Domestic	$(8,584)	$(15,128)
Foreign	(118)	(164)
Total	$(8,702)	$(15,292)

The provision (benefit) for income taxes is as follows:

(in thousands)	Years ended December 31,
	2023	2022
Current:
Federal	$-	$-
State	33	42
Foreign	(23)	95
Subtotal	10	137

Deferred:
Federal	-	(47)
State	12	(39)
Foreign	-	-
Subtotal	12	(86)
Total	$22	$51

The effective income tax rate for the years ended December 31, 2023 and 2022 differed from the statutory federal income tax rate as presented below:

	Effective Tax Rate percentage (%)
	Years ended December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.4%	2.4%
Effect of foreign operations	(0.3)%	(0.3)%
Change in valuation allowance	(16.5)%	(20.7)%
Stock-based compensation	(2.1)%	(0.9)%
Convertible Note transactions	(5.0)%	(1.2)%
Uncertain tax positions	0.3%	(0.7)%
Other	(0.1)%	0.1%
Effective tax rate	(0.3)%	(0.3)%

The difference between the effective tax rate and statutory rate in 2023 primarily resulted from a change in valuation allowance, permanent differences related to disallowed interest expense and mark-to-market adjustments on the Convertible Note which is a disqualified debt instrument for tax purposes, accruals related to uncertain tax positions, the tax impact of stock compensation vests, and state tax expense.

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. A summary of the tax effect of the significant components of the deferred income tax assets and liabilities is as follows:

(in thousands)	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$9,372	$7,853
Accruals	330	62
Reserves	139	409
Stock-based compensation expense	228	283
Intangible assets	2,228	2,356
Goodwill	1,687	1,551
Operating lease liability	121	132
Fixed assets	27	65
Sec. 174 R&D costs	228	129
Other	196	231
Total deferred tax asset	14,556	13,071
Valuation allowance	(14,008)	(12,572)
Total deferred tax asset less valuation allowance	548	499

Deferred tax liabilities:
Software development costs	(17)	(59)
Indefinite-lived intangibles	(440)	(346)
Operating lease - right of use asset	(109)	(100)
Other	-	-
Total deferred tax liability	(566)	(505)

Net deferred tax liability	$(18)	$(6)

We file tax returns in the United States federal jurisdiction and in several state and foreign jurisdictions. Because of the net operating loss carryforwards, we are subject to U.S. federal and state income tax examinations for tax years 2003 and forward, and is subject to foreign tax examinations by tax authorities for the years 2018 and forward. Open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

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
As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. This analysis is performed on a jurisdiction by jurisdiction basis.
We performed an analysis of the valuation allowance position for its worldwide deferred tax assets and determined that a valuation allowance continues to be necessary on its U.S. and foreign deferred tax assets at December 31, 2023.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the TCJA) eliminated the option to deduct research and development expenses currently and requires taxpayers to amortize such costs over a period of five years for expenses incurred in the United States and a period of 15 years for expenses incurred outside the United States. While it is possible the federal government may enact future legislation which would repeal this provision of the TCJA, there is no assurance such legislation will be enacted or whether, if enacted, such legislation would be enacted on a retrospective basis to 2022. This provision of the TCJA resulted in increases of $100 thousand and $129 thousand in deferred tax assets, and an equal increase to the Company’s valuation allowance, during the year ended December 31, 2023 and December 31, 2022, respectively, related to research and development expenses incurred during the period. There was no material impact to the Company’s current or deferred tax provision or operating cash flows during the year ended December 31, 2023 and December 31, 2022 as a result of this provision of the TCJA given the Company incurred net operating losses (NOLs) during both periods. The Company does not currently expect this provision of the TCJA will have a material impact on its tax provision or operating cash flows for the year ended December 31, 2023, however, the actual impact of this provision to future periods is uncertain as of this time.

As of December 31, 2023, our largest deferred tax asset was $9.4 million of net operating net loss carry forwards. It primarily relates to a U.S. net operating loss carryforward of $7.8 million; $3.8 million of the net operating loss carryforward expires in various amounts between 2024 and 2038; $4.0 million of the net operating loss carryforward is an indefinite-lived deferred tax asset. We do not believe that it is more likely than not that we will be able to realize its deferred tax assets for its U.S. and foreign deferred tax assets at December 31, 2023 and therefore we have maintained a $14.0 million valuation allowance for our net deferred tax assets. The Company has a deferred tax liability in the amount of $18 thousand at December 31, 2023 related to the portion of Goodwill which cannot be offset by deferred tax assets, which is included as a part of other non-current liabilities on the consolidated balance sheets.

As of December 31, 2023 and 2022, our consolidated cash and cash equivalents totaled $2.3 million and $2.8 million, respectively, including cash and cash equivalents held at non-U.S. entities totaling $1.2 million and $0.8 million, respectively. The non-U.S. entities include operating subsidiaries located in China. We do not assert permanent reinvestment in China. Accordingly, we analyzed the cumulative earnings and profits and determined the US deferred liability related to this position is immaterial.

Uncertain Tax Positions

During 2023 and 2022, we recorded tax liabilities for certain foreign tax contingencies. We recorded these uncertain tax positions in income taxes payable on the consolidated balance sheets.

The following table outlines our uncertain tax liabilities, including accrued interest and penalties for each jurisdiction:

	China		South Korea		UK
(in thousands)	Tax	Interest and Penalties	Tax	Interest and Penalties	Tax	Interest and Penalties	Total

Balance, January 1, 2022	$220	$428	$644	$335	$45	$30	$1,702
Increases	-	4	-	51	-	61	116
Decreases	(17)	-	(22)	-	(5)	-	(44)
Balance, December 31, 2022	$203	$432	$622	$386	$40	$91	$1,774
Increases	-	25	-	57	-	-	82
Decreases	(5)	-	(19)	-	(40)	(91)	(155)
Balance, December 31, 2023	$198	$457	$603	$443	$-	$-	$1,701

14.  Capital Stock
We are authorized to issue 62,000,000 total shares of capital stock, of which, 60,000,000 are designated as common stock and 2,000,000 are designated as preferred stock. Our Board of Directors has the authority to establish one or more classes of stock and to determine, within any class of stock, the preferences, rights and other terms of such class.
As of December 31, 2023, the Company has reserved 750,000 shares of common stock for issuance under the Plan (as further defined below); zero shares of common stock are reserved for issuance upon exercise of outstanding stock options pursuant to the Plan (because no options have presently been granted, and 164,837 shares of common stock are reserved for issuance upon vesting of certain outstanding restricted stock units. There are no shares available for future grants under the Plan (as further defined below).

The Company has registered approximately 1.7 million shares related to the Convertible Notes and separately reserved such shares for the potential issuance in accordance with the terms of the Convertible Notes (Note 12). As of December 31, 2023, 1.5 million shares remain in this plan for issuance.

15.  Stock-Based Compensation

Long-term incentive plan
During 1995, we established the 1995 Long-Term Incentive Stock Option Plan (the “Plan”), which permits the granting of stock options (including incentive stock options and nonqualified stock options) stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination of these to employees, directors or consultants. The Plan was amended and restated effective April 22, 2016 and expires on  April 21, 2026; the total number of shares that could be issued under the Plan is 750,000. As of December 31, 2023, we have issued 585,163 shares under the Plan, zero stock options and 164,837 non-cash settled restricted stock units (RSUs) were outstanding under the Plan, while zero shares remain for future grants under the Plan.

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
During the years ended December 31, 2023 and 2022, we recognized $1.2 million and $2.0 million, respectively, of stock-based compensation expense under the fair value method. Accordingly, we recognized associated deferred income tax expense of $179 thousand and $140 thousand before valuation allowance, respectively, during the years ended December 31, 2023 and 2022.

During the years ended December 31, 2023 and 2022, we issued RSUs and PRSUs to employees which vest upon the achievement of specific market-based or time-based measures. The fair value of RSU’s is calculated using the stock price on the grant date and expensed ratably over the service period. The fair value for PRSU’s is determined using a Monte Carlo simulation model and expensed ratably over the derived service period, which typically ranges between one year and five years.

The following table summarizes the information about vested and unvested restricted stock units for the years ended December 31, 2023 and 2022.
	Number of Shares	Weighted Average Fair Value

Nonvested RSUs at January 1, 2022	159,567	$17.70
RSUs granted	179,025	14.89
RSUs forfeited	(47,297)	21.34
RSUs vested	(78,870)	16.82

Nonvested RSUs at December 31, 2022	212,425	$13.99

Nonvested RSUs at January 1, 2023	212,425	$13.99
RSUs granted	199,810	2.17
RSUs forfeited	(60,612)	11.01
RSUs vested	(176,786)	7.87

Nonvested RSUs at December 31, 2023	174,837	$7.29

As of December 31, 2023, we had $0.6 million of unrecognized compensation expense related to the RSUs expected to be recognized on a pro-rata straight line basis over a weighted average remaining service period of approximately 0.9 years.

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

Restricted Stock Units

During the year ended December 31, 2023, we granted approximately 140,044 RSUs with an aggregate fair value of approximately $0.4 million. During the year ended December 31, 2022, we granted approximately 99,025 time-based RSUs with an aggregate fair value of approximately $1.5 million. During the year ended December 31, 2023, we forfeited 5,575 RSUs compared to 10,583 RSUs forfeited for the year ended December 31, 2022. During the year ended December 31, 2023, we vested 156,786 RSUs compared to 58,870 RSUs vested during the year ended December 31, 2022. A portion of the time-based RSUs vest quarterly in equal amounts over the course of eight quarters, and the remainder vest annually in equal amounts over the course of one to three years.

Performance Restricted Stock Units
During the year ended December 31, 2023, we granted 59,767 PRSUs. These grants are subject to multiple vesting criteria including reaching a 20-day VWAP of $15.0 prior to the expiration of the awards, and a time-vesting restriction, which will vest in equal parts over the next 15 quarters ending December 31, 2026. During the year ended December 31, 2023, we forfeited 55,037 PRSUs and vested (20,000) PRSUs of which, (5,000) PRSUs were cash-settled, respectively.

During the year ended December 31, 2022, we granted 80,000 PRSUs including 20,000 cash-settled grants to employees. These grants are subject to multiple vesting criteria including reaching a 20-day VWAP of $19.4 prior to the expiration of the awards, and a time-vesting restriction, which will vest in equal portions over the next 15 quarters ending December 31, 2025. During the year ended December 31, 2022, we forfeited 36,714 PRSUs and vested (20,000) PRSUs, of which, (5,000) PRSUs were cash-settled, respectively.

16.  Leases

We have lease agreements with lease and non-lease components, which are accounted for as a single lease. We apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities. The operating lease ROU amortization was $388 thousand and $632 thousand for the twelve months ended December 31, 2023 and 2022, respectively.

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets:

(in thousands)

Operating Leases	Classification	December 31, 2023	December 31, 2022
Leased Assets
Operating lease - right of use assets	Long term assets	$413	$506

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	234	418
Operating lease liabilities	Long term liabilities	357	160
		$591	$578

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

The table below summarizes the lease income and expenses recorded in the consolidated statements of operations incurred year to date ended December 31, 2023, (in thousands):

Lease Cost	Classification	Twelve months ended, December 31, 2023	Twelve months ended, December 31, 2022
Operating lease cost (1)	Selling, general and administrative expenses	$418	700
Short-term leases costs (2)	Selling, general and administrative expenses	29	60
Sublease income (3)	Selling, general and administrative expenses	-	(62)
Net lease cost		$447	698

(1) Includes variable lease costs which are immaterial.
(2) Include leases maturing less than twelve months from the report date.
(3) Sublease portfolio consists of 2 tenants, which sublease parts of our principal executive office located at 1332 Londontown Blvd, Suite 200, Sykesville, MD.

We are obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under our noncancelable operating leases as of December 31, 2023 are as follows:

(in thousands)	Gross Future
Minimum Lease
Payments

2024	$263
2025	150
2026	96
2027	90
2028	61
Thereafter	-
Total	$660
Less: Interest	69
Present value of lease payments	$591

The below table summarizes the weighted-average remaining lease term, presented in years, and the weighted-average discount rate for our operating leases included in the consolidated balance sheet as of December 31, 2023:

Lease Term and Discount Rate	Twelve months ended December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	3.38
Weighted-average discount rate
Operating leases	6.10%

There was right-of-use assets obtained in exchange for operating lease liabilities of $460 thousand during the year ended December 31, 2023. The table below sets out the classification of lease payments in the consolidated statements of cash flows:

(in thousands)
	Twelve months ended December 31,
Cash paid for amounts included in measurement of liabilities	2023	2022

Cash paid for amounts included in measurement of liabilities	$453	$1,233

17.  Employee Benefits

We have a qualified defined contribution plan that covers all U.S. employees under Section 401(k) of the Internal Revenue Code. Under this plan, our stipulated basic contribution matches a portion of the participants’ contributions based upon a defined schedule for eligible employees. Our contributions to the plan were approximately $531 thousand and $479 thousand for the years ended December 31, 2023 and 2022, respectively.

18.  Segment Information

We have two reportable business segments for which the Company’s president and CEO is the chief operating decision maker (CODM) for both. The Engineering segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve. Workforce Solutions include simulation for both training and engineering applications. Example engineering services include, but are not limited to, plant design verification and validation, thermal performance evaluation and optimization programs, and engineering programs for plants for American Society of Mechanical Engineers (“ASME”) code and ASME Section XI. The Company provides these services across all market segments through our Systems & Simulation, Programs & Performance, and Design & Analysis subsidiaries. Example training applications include turnkey and custom training services. Contract terms are typically less than two years.
Workforce Solutions segment provides specialized workforce solutions primarily to the nuclear industry, working at clients’ facilities. This business is managed through our Training Services and Technical Staffing subsidiaries. The business model, management focus, margins and other factors clearly separate this business line from the rest of the GSE product and service portfolio.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant.

(in thousands)	Years ended December 31,
	2023	2022
Revenue:
Engineering	$31,790	$29,919
Workforce Solutions	13,251	17,815
Total revenue	45,041	47,734

Gross profit
Engineering	10,073	9,557
Workforce Solutions	1,857	2,353
Total gross profit	11,930	11,910

Operating loss
Engineering	(3,789)	(6,388)
Workforce Solutions	(3,029)	(8,018)
Operating loss	(6,818)	(14,406)

Interest expense	(1,932)	(1,272)
Change in fair value of derivative instruments, net	850	477
Other (loss) income, net	(802)	(91)
Loss before taxes	$(8,702)	$(15,292)

The operating loss above for the years ended December 31, 2023 and 2022 include goodwill and intangible asset impairment charges of $1.4 million and $7.5 million for Workforce Solutions, respectively.

Additional information relating to segments is as follows:

(in thousands)	December 31,
	2023	2022

Engineering	$20,980	$21,705
Workforce Solutions	1,825	4,791
Total assets	$22,805	$26,496

For the years ended December 31, 2023 and 2022, 92% and 89%, respectively, of our consolidated revenue was from customers in the nuclear power industry. We design, develop and deliver business and technology solutions to the energy industry worldwide. Revenue, operating (loss) income and total assets for our United States, European, and Asian subsidiaries as of and for the years ended December 31, 2023 and 2022 are as follows:

(in thousands)	Year ended December 31, 2023
	United States	Asia	Consolidated

Revenue	$44,040	$1,001	$45,041
Operating loss	$(6,676)	$(142)	$(6,818)
Net assets, at December 31	$21,202	$1,603	$22,805

(in thousands)	Year ended December 31, 2022
	United States	Asia	Consolidated

Revenue	$46,622	$1,112	$47,734
Operating loss	$(14,225)	$(181)	$(14,406)
Net assets, at December 31	$24,631	$1,865	$26,496

Revenues by geographic location above are attributed to the contracting entity.  Therefore, revenues from a foreign customer that contracted directly with our U.S. entity are included in revenues from the United States. All revenues in Asia were attributable to our Chinese subsidiary.

Alternatively, revenue from customers domiciled in foreign countries were approximately 12% and 16%, of our consolidated 2023 and 2022 revenue, respectively.  Revenue from foreign countries where our customers reside were all individually less than 10% of our consolidated revenue during 2023 and 2022.

19.  Supplemental Disclosure of Cash Flow Information

(in thousands)	Year ended December 31,
	2023	2022
Cash paid for interest and income taxes:
Interest	$947	$546
Income taxes	$79	$47

Non-cash financing activities:
Repayment of convertible note in shares	$2,886	$824
Establishment of new right-of-use assets	320	60
Establishment of new operating lease liability	(454)	(58)
Discount on issuance of convertible note	$300	$750

20.  Non-consolidated Variable Interest Entity

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
Our maximum exposure to any losses incurred by DP-NXA is limited to DP Engineering’s investment. As of December 31, 2023, DP Engineering has not made any additional contributions to DP-NXA and we believe DP Engineering’s maximum exposure to any losses incurred by DP-NXA was not material. As of December 31, 2023, we do not have existing guarantee with or to DP-NXA, or any third-party work contracted with it.
For the year ended December 31, 2023, the carrying value of the investment in DP-NXA was zero. We do not have any investment income or loss from DP-NXA for the year ended December 31, 2023.

21.  Commitments and Contingencies

Per ASC 450 Accounting for Contingencies, the Company reviews potential items and areas where a loss contingency could arise. In the opinion of management, other than items disclosed below, we are not a party to any legal proceeding, the outcome of which, in management’s opinion, individually or in the aggregate, which would be reasonably possible to have a material effect on our consolidated results of operations, financial position or cash flows. We expense legal defense costs as incurred.

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

The parties’ settlement agreement was executed on October 30, 2023 and will result in the dismissal of all three cases. In addition to customary terms, GSE Systems, Hyperspring and Absolute will be obligated to make a series of payments in 2024, eventually totaling $750,000 inclusive of attorneys’ fees and costs. This amount is included in accrued legal settlements as of December 31, 2023, and included as a part of selling, general and administrative costs for the year ended 2023.

One former employee of Hyperspring, LLC, had filed charged with the Equal Employment Opportunity Commission, alleging discrimination and retaliation, which Hyperspring, LLC, filed a response denying those claims. On December 19, 2023, a complaint was filed in the United States Eastern District of Tennessee against GSE Systems, Inc and its subsidiaries.

Subsequent to the year ended December 31, 2023, a settlement agreement was executed by the parties on February 29, 2024, dismissing the case with the obligation to pay approximately $260,000 inclusive of attorneys’ fees. As such, this amount is included in accrued legal settlements as of December 31, 2023, and included as a part of selling, general and administrative costs for the year ended 2023.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules promulgated by the Securities and Exchange Commission’s and the forms and information required to be disclosed by us in such reports is accumulated and communicated to management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and our Chief Financial Officer (“CFO”), who is our principal financial officer, to allow timely decisions regarding required disclosure. Based on an evaluation of our disclosure controls and procedures as of December 31, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting  as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023. Management recognizes there is a reasonable possibility that a material misstatement of our annual or interim financial statements might not be prevented or detected timely.

(c)  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

(a) None.

(b) During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information required by this item will either be set forth under the “Executive Compensation” section in the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item will be either set forth under the sections captioned “Voting Securities and Principal Holders Thereof,” and “Executive Compensation” in the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

The following table sets forth the equity compensation plan information for the year ended December 31, 2023:

Plan Category	1	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	Options	-	$-
1	RSUs	174,837	7.29
		174,837	$7.29	-
Equity compensation plans not approved by security holders		-	$-	-
Total		174,837	$7.29	-

Table above excludes 10,000 RSUs granted under our 1995 Long-Term Incentive Plan that are settled in cash instead of shares.

For a description of the material terms of our stock-based compensation plans, see Notes to the consolidated financial statements in Item 8 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item will be either set forth under the “Directors and Executive Officers” section in the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be either set forth under the “Audit Committee Pre-Approval of Audit and Non-Audit Services” section in the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1)  List of Financial Statements

The following financial statements are included in Item 8:

GSE Systems, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firms (PCAOB ID 686)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023 and 2022
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements

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

3.5
Certificate of Amendment to the Restated Certificate of Incorporation of GSE Systems, Inc. Incorporated herein by reference to Exhibit 3.1 of GSE Systems, Inc. Form 8-K filed with the Securities and Exchange Commission on October 26, 2023.

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

10.34
Settlement and Release Agreement, dated as of December 30, 2019, by GSE Performance Solutions, Inc., GSE Systems, Inc. and their subsidiaries and affiliate, on the one hand, and Christopher A. Davenport and Steven L. Pellerin, on the other hand, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020.

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

10.46
Securities Purchase Agreement, dated as of June 23, 2023, by and between GSE Systems, Inc. and Lind Global Fund II LP, Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2023.

10.47
Senior Convertible Promissory Note, dated June 23, 2023, made by GSE Systems, Inc. in favor of Lind Global Fund II LP. Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2023.

10.48
Amended and Restated Convertible Promissory Note, dated June 23, 2023, made by GSE Systems, Inc. in favor of Lind Global Fund II LP. Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2023.

10.49
Common Stock Purchase Warrant issued by GSE Systems, Inc. to Lind Global Fund II LP, dated June 23, 2023. Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2023.

10.50
First Amendment to Senior Convertible Promissory Note, by and between GSE Systems, Inc. and Lind Global Fund II LP, dated October 6, 2023. Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2023.

10.51
First Amendment to Amended and Restated Senior Convertible Promissory Note, by and between GSE Systems, Inc. and Lind Global Fund II LP, dated October 6, 2023. Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2023.

10.52
Second Amendment to Senior Convertible Promissory Note, by and between GSE Systems, Inc. and Lind Global Fund II LP, dated February 12, 2024. Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2024.

10.53
Second Amendment to Amended and Restated Senior Convertible Promissory Note, by and between GSE Systems, Inc. and Lind Global Fund II LP, dated February 12, 2024. Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2024.

10.54
Letter Agreement between GSE Systems, Inc. and Kyle J. Loudermilk, dated July 28, 2023. Incorporated herein by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on July 28, 2023.

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

97

97.1	GSE Systems, Inc. Amended and Restated Clawback Policy, filed herewith.

* Management contracts or compensatory plans required to be filed as exhibits pursuant to Item 15(b) of this report.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSE Systems, Inc.
By:	/ s / Kyle J. Loudermilk
Chief Executive Officer

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: April 2, 2024	/s / KYLE J. LOUDERMILK
Kyle J. Loudermilk, Chief Executive Officer
(Principal Executive Officer)

Date: April 2, 2024	/ s / EMMETT A. PEPE
Emmett A. Pepe, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 2, 2024	(Kathryn O’Connor Gardner, Chairman of the Board)	By:	/ s / EMMETT A. PEPE
	(William Corey, Chairman of the Audit Committee)		Emmett A. Pepe
	(Thomas J. Dougherty, Director)		Attorney-in-Fact
(Suresh Sundaram, Director)
(Kyle Loudermilk, Director)

A Power of Attorney, dated April 1, 2024 authorizing Emmett A. Pepe to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 on behalf of certain of the directors of the Registrant is filed as Exhibit 24.1 to this Annual Report.