Form 10-K/A
GSE SYSTEMS INC
filed 2024-04-29
CIK 944480

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

Large accelerated filer □	Accelerated filer □	Non-accelerated filer ⌧	Smaller reporting company ⌧
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

DOCUMENTS INCORPORATED BY REFERENCE

None.
EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of GSE Systems, Inc. for the fiscal year ended December 31, 2023, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2024 (as amended by that certain Amendment No. 1 filed on April 2, 2024, the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment.

GSE Systems, Inc.
PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about the current directors of our Company. Directors are elected for three-year terms, to hold office until the annual meeting of stockholders or special meeting in lieu of such annual meeting at the end of their term, or until their successors are elected and qualified or until their earlier deaths, resignations, or removal.

Name	Class (Term)	Age	Title(s)
William S. Corey, Jr.	I (2026)	64	Director, Chair of the Audit Committee
Thomas J. Dougherty	I (2026)	65	Director, Chair of the Compensation Committee
Kathryn O’Connor	III (2025)	48	Director, Chairman of the Board, and
Gardner			Chair of the Nominating & Governance Committee
Kyle J. Loudermilk	III (2025)	56	Chief Executive Officer, President, Director

Kyle J. Loudermilk is also our Chief Executive Officer and President. In addition to Mr. Loudermilk, the following table sets forth certain information about the current executive officers of our Company.

Executive Officers

Name	Age	Title(s)
Bahram Meyssami, Ph.D.	62	Chief Technology Officer
Emmett A. Pepe	59	Chief Financial Officer, Treasurer
Ravi Khanna	48	Senior Vice President

Background of Directors and Executive Officers and Qualifications of Directors

Biographical information with respect to the directors and executive officers of GSE Systems is set forth below. There are no familial relationships between any directors or executive officers.

Independent Directors

William S. Corey, Jr. - Mr. Corey has served as an independent director of GSE Systems since August 2020 and is Chair of the Company’s Audit Committee. He brings extensive experience in public accounting including auditing SEC registrants, financial reporting, complex accounting, and internal controls evaluation. Mr. Corey served as an Audit, Senior Relationship and National Pursuit Team Partner for PricewaterhouseCoopers LLP (“PwC”) from 2002 to 2020. He led the audit practice and served as office managing partner for PwC’s Baltimore office for over 11 years. Mr. Corey also is a member of the boards of directors of Stewart Information Services, Inc. (NYSE:STC), where he serves on the Audit and Compensation Committees, and of Fundbox, Ltd., where he serves as Chair of the Audit Committee and is a member of both the Compensation and Nominating and Corporate Governance Committees. He also serves on the LP Advisory Committee for Squadra Ventures, and the Board of Advisors for StepStone VC Global Partners, L.P., and StepStone VC Diversity, L.P., all Venture Capital Funds located in the Baltimore, Maryland area. Mr. Corey is currently on the Board of Directors of the Port Discovery Children’s Museum and on the Board of Advisors of the James Madison University College of Business.

Mr. Corey is a certified public accountant licensed in Maryland, has over 37 years of experience in public accounting with extensive experience in auditing SEC registrants, financial reporting, complex accounting, and internal controls evaluation. Prior to his PwC roles, he served as an audit partner at Arthur Andersen LLP from 1995 to 2002 and served in other roles in its Audit Practice from 1982 to 1995. Mr. Corey graduated with honors from James Madison University with a B.B.A. in accounting and finance and a minor in economics in 1982.

For more than 37 years, Mr. Corey has audited public and large private companies and has advised Boards of Directors and Audit Committees on financial reporting, internal controls, internal and external investigations, disaster recovery, regulatory reviews, and cyber-attacks. Additionally, he is highly qualified as a “Financial Expert” for all public company Audit Committee and Audit Committee chair requirements. Having traveled extensively for clients around the world, Mr. Corey possesses a global perspective and has a proven ability to work collaboratively with management and board members. Mr. Corey’s financial insights and his expertise in risk and audit matters brings added depth and strength as a member of the Board, as Chair of the Audit Committee, and as a member of the Compensation and Nominating and Governance Committees.

Thomas J. Dougherty - Mr. Dougherty has served as an independent director of GSE Systems since February 2022 and is Chair of the Company’s Compensation Committee. He brings more than 40 years of experience in the nuclear industry to his service on the Company’s Board of Directors. Mr. Dougherty currently serves as chair or subcommittee lead on the Nuclear Safety Review Boards for Southern Company, Energy Northwest, and Constellation Energy. These boards are comprised of independent experts who periodically review overall performance at U.S. nuclear power plants, including compliance with the design and licensing bases.

Mr. Dougherty retired in 2019 as the Senior Vice President of Mid-Atlantic Operations for the Exelon Corporation, the largest producer of nuclear-generated electricity in the U.S. In that role, Mr. Dougherty was responsible for the operation and maintenance of Exelon’s six nuclear plants in Pennsylvania and New Jersey, with a combined generation portfolio of 6,300 Megawatts and an annual revenue stream in excess of $1.5 billion. During his tenure in that role, he was the executive sponsor for Exelon Nuclear’s Talent and Leadership Development Business Imperative, including diversity and inclusion initiatives. Mr. Dougherty also spearheaded the fleetwide Nuclear Fuel Reliability initiative. Mr. Dougherty’s career with Exelon began in 1986 following six years in the U.S. Navy Nuclear Submarine program. During his career, he served in numerous leadership roles, including Site Vice President at the Peach Bottom Atomic Power Station and at the Limerick Generating Station, as well as the Plant Manager at Three Mile Island Unit 1 during a $200 million Steam Generator replacement project. During his career with Exelon, Mr. Dougherty was influential in industry programs, including mentoring the Reactor Technology for Industry Executives course conducted at the Massachusetts Institute of Technology, and mentoring leadership courses at the Institute of Nuclear Power Operations (INPO).

Mr. Dougherty graduated from Widener University with a B.S. degree in Engineering. He held a Senior Reactor Operator’s (SRO) license from the U.S. Nuclear Regulatory Commission, and an SRO simulator instructor certification. He also graduated from the Senior Nuclear Plant Management Course conducted by INPO’s National Academy for Nuclear Training.

Mr. Dougherty’s extensive experience working in the nuclear power industry, including managing major projects (>$100M) throughout his career, enables him to make valuable contributions and provide strategic insight to GSE’s executive leadership team and as a member of Company’s Board of Directors and Audit, Compensation, and Nominating and Governance Committees.

Kathryn O’Connor Gardner - Ms. Gardner is a public and private markets investor with 25+ years of experience across distressed credit, private equity, and venture capital. . She is a General Partner and member of the Investment Committee at Kilonova Capital (“Kilonova"), which is a value-oriented, growth capital provider, focused on delivering structured financing solutions to category-defining deep technology companies. Prior to joining Kilonova, Ms. Gardner helped launch Livello Capital, a fund focusing on deep value, event-driven situations. Previously, Ms. Gardner was a Senior Vice President and Corporate Credit Research Analyst within AllianceBernstein’s high-yield research group, focusing on the energy sector. In this role, she oversaw all energy-related investments for traditional high yield portfolios with roughly $35 billion in assets under management. She was also an Investment Committee Member for the Energy Opportunity Funds at AllianceBernstein. Prior to joining AllianceBernstein in 2016, Ms. Gardner was a Managing Director on the sell-side at Deutsche Bank where she covered industries including energy, automotive, and aerospace & defense. Ms. Gardner’s Wall Street experience spans more than 25 years, and she also has experience serving as an advisor for startups on strategy, financial analysis and capital market transactions.

Ms. Gardner is a Founding Board Member of the Haas Center for Gender, Equity & Leadership, which seeks to build the economic case for supporting workplace diversity, and is a member of the Haas Dean’s Advisory Board, which brings together the school’s next generation of leaders. Finally, she sits on the board of the CSNK2A1 Foundation, which is focused on finding a cure for an ultra-rare genetic disorder called Okur-Chung Neurodevelopmental Syndrome. Ms. Gardner holds a B.S. in economics and a B.A. in business administration (Walter A. Haas School of Business) from the University of California, Berkeley. Her valuable experience in the finance industry enables her to provide broad financial and investor expertise as Chairman of the Board, as Chair of the Nominating and Governance Committee, as a member of the Compensation Committee, and on the Audit Committee where she also serves as a financial expert.

Directors who are also Executive Officers

Kyle J. Loudermilk - Mr. Loudermilk joined the Company in August 2015 as the CEO and President and also serves as a member of the Board of Directors. He is a technology executive whose 27-year career has focused on growing technology companies through organic growth, geographic expansion and acquisitions, creating significant stockholder value along the way.

Mr. Loudermilk was the VP of Operations - Technology from 2013 to 2015 and VP of Corporate Development from 2005 to 2009 at MicroStrategy, a company focused on business intelligence, big data, and mobile identity solutions. From 2009 to 2012 he was the VP of Product Management at Datatel, now known as Ellucian, a firm focused on higher education solutions, growing the company significantly through new product introduction during his tenure. Mr. Loudermilk held management roles including VP of the Design and Simulation Business Unit and VP of R&D/Operations at Aspen Technology. He began his career as a Process Engineer for Mobil Oil Corporation. He earned his B.S. and M.S. from Columbia University in chemical engineering, and is an alumnus of Harvard Business School having completed The General Manager Program.

Mr. Loudermilk’s extensive experience in leading and providing strategic guidance to technology driven organizations enables him to contribute valuable perspective and first-hand knowledge as a Board member.

Executive Officers

Bahram Meyssami, Ph.D. - Dr. Meyssami joined the Company as its Chief Technology Officer in December 2015. He has over 30 years of experience in complex enterprise-level software development and delivery for engineering, education, and analytics. From February 2012 until he joined the Company, Dr. Meyssami was the Senior Director of Data Analysis in the Office of Analytics at the University of Maryland Global Campus. He served as Director of Software Development, Technology at Ellucian, Inc. (formerly Datatel, Inc.) from March 2010 to January 2012. Before that he was Vice President, Technology for Three Stage Media, Inc. (formerly BDMetrics) from July 2005 to February 2010. Dr. Meyssami has held multiple technology leadership roles in several organizations developing state-of-the-art software technology and growing effective technology teams focused on delivery of customer-aligned value. He holds a B.S., a M.S., and a Ph.D. in chemical engineering from the University of Maryland College Park.

Emmett A. Pepe - Mr. Pepe has served as the Company’s Chief Financial Officer and Treasurer since July 2016. From 2012 to 2016, Mr. Pepe had served as Senior Vice President - Finance and worldwide Controller of MicroStrategy, Inc., a publicly-traded enterprise-analytics, mobile, and security software company, overseeing that company’s financial activities including accounting, financial reporting, tax, and treasury. From 2007 to 2012, Mr. Pepe served as Vice President - Accounting and Corporate Controller at BroadSoft, Inc., a software and services company that enables telecommunications service providers to deliver hosted, cloud-based unified communications to their enterprise customers. While at BroadSoft, Mr. Pepe was responsible for overall global accounting, SEC reporting, tax, treasury, human resources, and facilities, and was part of the executive management team that took BroadSoft public in 2010. Mr. Pepe also has held a number of senior financial leadership positions with various other companies including Software AG, webMethods, Inc., British Telecom Inc., Concert Communications Company, and MCI Communications Corporation. Mr. Pepe has a B.S. degree in Accounting from Penn State University and is a Certified Public Accountant.

Ravi Khanna - Ravi Khanna joined GSE in August 2016 and serves as the Senior Vice President of Professional Services of the Systems & Simulation business unit of GSE Solutions. Mr. Khanna leverages a foundation in Chemical Engineering and over 25 years of industry experience in growing technology organizations serving Defense, Satellite Telecommunications, and Management Consulting sectors. Prior to GSE, Mr. Khanna held leadership positions in the Accenture LLP as well as ViaSat, Inc. developing complex military and commercial business lines through expansion and acquisitions, resulting in revenue growth and cost efficiencies through organizational transformation and adoption of technology-driven solutions. Mr. Khanna joined GSE as a senior program manager to grow GSE’s simulation business line through uses of technology resulting in enhanced training capabilities for the power industry. He started his career with Aspen Technology in cost estimation modeling for the process industry while pursuing his masters degrees before joining ViaSat supporting warfighter and commercial satcom programs through transformation initiatives utilizing cloud infrastructure for BI and big data analytics to drive continuous improvement to products and services. Mr. Khanna joined Accenture LLP in 2015 as a Senior Manager in the Technical Architecture practice supporting technology stack development for DevOps and future state digital solutions to Fortune 500 clients. Mr. Khanna holds a Bachelor’s of Science in Chemical Engineering at the University of Maryland, a Master’s of Science in Computer Science from Johns Hopkins University, and a Master’s in Business from UCSD. Mr. Khanna’s experience and educational background enables him adapt to dynamic roles to add value to GSE.

The Board of Directors

The Board oversees the business affairs of the Company, while Management carries out the daily processes, controls, and execution of the Company’s long-term strategy. Among the Board’s most significant responsibilities are the oversight of the Company’s long-term strategy, the selection and support of the CEO of the Company, and the annual election of the Company’s executive officers. The Board is responsible for establishing broad corporate policies and for the Company’s overall performance. The Board recognizes the importance of ensuring that the Company’s overall business strategy is designed to create long-term value for Company stockholders. As a result, the Board maintains an active oversight role in formulating, planning, and implementing the Company’s long-term strategy and has sought to align compensation incentives with that vision. Members of the Board are kept informed of the Company’s business and progress in relation to this long-term strategy by regular communications with the CEO, various reports and documents sent to them, and by way of operating and financial reports made at Board and Committee meetings. The Board regularly considers the progress of and challenges to the Company’s strategy and related risks throughout the year. At each regularly-scheduled Board meeting, the Chairman leads an executive session with the non-employee members of the Board to discuss executive officer performance, the Company’s long-term plans, and strategic and other significant business developments since the last meeting.

In terms of the structure of the Board, the Company’s Certificate of Incorporation provides that the Board is divided into three classes, as nearly equal in number as possible, that serve staggered three-year terms. The stockholders elect at least one class of directors annually. At the 2022 Annual Meeting, as previously disclosed in the Company’s Form 8-K filed June 17, 2022, Kyle J. Loudermilk was elected as a Class III director and Kathryn O’Connor Gardner failed to achieve the required vote to be elected as a director. Ms. Gardner tendered her resignation to the Board as required by the Bylaws, but the Board rejected Ms. Gardner’s resignation for the reasons described in the Company’s Form 8-K filed June 17, 2022. As a result, Ms. Gardner continues to serve as a “holdover” Class III director.

The Board believes that the Company continues to be best served by a staggered or classified board as it promotes continuity as the Company pursues its business strategy. Nevertheless, the Board is aware of the concerns related to a staggered Board and, in recent years, has promoted Board refreshment and revitalization. Thomas J. Dougherty was appointed to the Board in February 2022, and the Nominating and Governance Committee of the Board continues to consider opportunities to add new Board members with diverse viewpoints and appropriate expertise.

Board Leadership Structure

Ms. Gardner serves as Chairman of the Board of Directors, having been elected to that role by the Board of Directors in June 2021 following the retirement of Mr. J. Barnie Beasley. Mr. Loudermilk serves as Chief Executive Officer and President of the Company. The Company believes it is the Chairman’s responsibility to lead the Board of Directors and the Chief Executive Officer’s responsibility to lead the day-to-day operations of the Company. As directors continue to have more oversight responsibility than ever before, the Company believes it is beneficial to have a Chairman whose focus and responsibility is to lead the Board, which allows the Chief Executive Officer to focus on running the Company. This separation of responsibilities ensures that there is no duplication of effort between the Chairman and the Chief Executive Officer. The Company believes this separation of leadership provides strong leadership for its Board, while also positioning its Chief Executive Officer as the leader of the Company in the eyes of customers, employees, and stockholders.

Board’s Role in Oversight

While the Board oversees risk management, Company management is charged with managing risk. The Board and the Audit Committee monitor and evaluate the effectiveness of the Company’s internal controls at least annually. Management communicates with the Board, committees, and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management. The Board implements its risk oversight function both as a whole and through Committees. The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, and accounting matters. Further, the Audit Committee oversees the audit function and the Company’s ethics programs. The Audit Committee members meet separately with representatives of the Company’s independent registered public accounting firm. The Compensation Committee evaluates the risks and rewards associated with the Company’s compensation philosophy and programs. The Nominating and Governance Committee selects and recommends to the full Board nominees for election as directors. The Nominating and Governance Committee also bears responsibility for overseeing corporate governance matters.

Board of Director Attendance

The Board held six (6) meetings during the fiscal year ended December 31, 2023. During the 2023 fiscal year, no director attended less than seventy-five percent (75%) of the aggregate of (1) the total number of meetings of the Board (held during the period for which he or she was a director) and (2) the total number of meetings held by all committee(s) of the Board on which he or she served (during the periods that he or she served on those committees). The Company encourages, but does not require, all of its directors to attend the Annual Meeting of Stockholders, and all directors attended the Annual Meeting in 2023.

Committees of the Board of Directors

The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee. The Board may form other committees from time to time. As a Nasdaq Capital Market listed company, we are subject to the Nasdaq listing standards. The Company is required under the Nasdaq listing standards to have a majority of independent directors and all of the members of the Audit Committee are required to comply with additional, heightened independence standards applicable to a director’s service on such committee.

Audit Committee - The Audit Committee consists of Ms. Gardner, Mr. Dougherty, and Mr. Corey (Chair), each of whom meets the general as well as the heightened independence standards set by applicable SEC rules and the Nasdaq listing standards. In addition, the Board has determined that Mr. Corey and Ms. Gardner are “Audit Committee Financial Experts” as defined by applicable SEC and Nasdaq rules. The Audit Committee operates under a written charter adopted by the Board. Management is responsible for the Company’s internal controls and preparing the Company’s consolidated financial statements. The Company’s independent registered public accounting firm is responsible for performing an independent audit of the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and issuing a report thereon and the Committee is responsible for overseeing the conduct of these activities. The Audit Committee appoints and engages the independent registered public accounting firm, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm and reviews the adequacy of the Company’s internal accounting controls. The Audit Committee met four times during fiscal year 2023. The Audit Committee Charter is available on our website at www.gses.com/about/investors/corporate-governance/.

Compensation Committee - The Compensation Committee consists of Mr. Corey, Mr. Dougherty (Chair), and Ms. Gardner. Mr. Corey, Mr. Dougherty, and Ms. Gardner are all “independent” directors as that term is defined by applicable Nasdaq listing standards. The Compensation Committee is responsible for recommending to the full Board the compensation for the Company’s executive officers, including the granting of awards under the Company’s 1995 Long-Term Incentive Plan, as amended (the “Long-Term Incentive Plan” or the “Plan”). The Compensation Committee met three times during fiscal year 2023, and members of the Compensation Committee provided further advice and recommendations to the Board as a whole on Compensation Committee matters at Board meetings. The Compensation Committee operates pursuant to a written Charter which is available on our website at www.gses.com/about/investors/corporate-governance/.

Nominating and Governance Committee - The Nominating and Governance Committee consists of Ms. Gardner (Chair), Mr. Corey and Mr. Dougherty. All four members are “independent” directors as that term is defined by applicable Nasdaq listing standards. The Nominating and Governance Committee selects and recommends to the full Board nominees for election as directors and oversees the Company’s corporate governance generally. The Nominating and Governance Committee met three times during fiscal year 2023, and members of the Nominating and Governance Committee provided further advice and recommendations to the Board as a whole on Committee matters at Board meetings. The Nominating and Governance Committee operates pursuant to a written Charter which is available on our website at www.gses.com/about/investors/corporate-governance/.

Enhancements to Corporate Governance

Led by the Nominating and Governance Committee, the Board of Directors is committed to best practices in corporate governance. The Board believes that good governance enhances stockholder value and goes beyond simply complying with the basic requirements of state law and Nasdaq and SEC rules and regulations. Good governance means taking thoughtful approach to promote integrity, accountability, transparency, and the highest ethical standards. The Board and its Nominating and Governance Committee are committed to having an engaged and independent Board that upholds the strictest ethical standards. During 2023, the Board continued its efforts to analyze existing practices, evaluate best practices, and make improvements through adoption of revised policies and practices to ensure effective governance.

The Company considers diversity of gender identity and demographic background to be an important strength of its Board of Directors. The Company is a smaller reporting company, and the Company’s Board is a “Smaller Board” pursuant to Nasdaq Rule 5605(f). Specifically, between January 1 and June 12, 2023, the Company’s Board of Directors had five members, and from June 12, 2023, through the date of this Proxy Statement the Company’s Board had four directors.

As the following Board Diversity Matrix below indicates, the Company’s Board of Directors includes one (of four) diverse directors, representing 25% of the overall Board. The Company formerly included two (of five) diverse directors, representing 40% of the overall Board.

Board Diversity Matrix (as of April 29, 2024)
Total Number of Directors	Four
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	3	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-		-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	1	3	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-
Did Not Disclose Demographic Background	-

Self-Evaluation – As a smaller Board of Directors for a smaller reporting company, the Board regularly engages in self-assessment. For 2024, the Nominating and Governance Committee plans to restart a survey-based self-evaluation process. The Board considers thoughtful self-evaluation to be an integral part of its commitment to continuous improvement.

Whistleblower Policy; Hotline - The Board’s internal reporting and whistleblower mechanisms operated fully during 2023 and continue to operate during 2024, providing alternative outlets for complaints within the Company. Initially, the Company’s whistleblower hotline and email address was monitored by the Company’s general counsel. Following his departure, the hotline and email address were monitored by the Chairman of the Audit Committee. The Board has taken these steps to ensure that employee concerns and complaints reach the Board.

Communications with the Board of Directors

The Board desires to foster open communications with its stockholders regarding issues of a legitimate business purpose affecting the Company. Under the Board’s supervision, the Company makes a concerted effort to engage with stockholders to ensure that the Board considers their views and address their interests. In addition to meeting with stockholders to discuss performance, strategy, and operations, the Company also engages with its stockholders to solicit their views on matters of corporate governance and other topics. In addition to communicating with stockholders during our proxy season, Mr. Loudermilk, Mr. Pepe, and Ms. Gardner engage with many of our major stockholders to promote a constructive dialogue.

To this end, the Board has adopted policies and procedures to facilitate written communications by stockholders to the Board. Persons wishing to write to our Board, a specific director, a committee of the Board, the Chairman of the Board of Directors, or the non-management directors as a group, should send correspondence to the Corporate Secretary at 6940 Columbia Gateway Drive, Suite 470, Columbia, Maryland 21046.

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

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our Board of Directors.

Insider Trading Policy

We maintain an Insider Trading Policy that prohibits directors, officers, employees, and their family members  from trading in the Company’s stock when in possession of material, non-public information about the Company. Our Insider Trading Policy also prohibits our officers, directors, and employees, and their family members from, among other things, engaging in speculative transactions in our securities, including by way of the purchase or sale of a put option, a call option or a short sale (including a short sale “against the box”), or engaging in hedging transactions, including prepaid variable forward contracts, equity swaps, collars and exchange funds.

Code of Business Conduct and Ethics

The Company has adopted a Code of Ethics for the directors, Principal Executive Officers, and Senior Financial Officers of the Company and its subsidiaries, and a Conduct of Business Policy for directors, officers, and employees of the Company and its subsidiaries. It is the Company’s intention to disclose any amendments to or waivers of such Code of Ethics or Conduct of Business Policy on the Company’s website at www.gses.com/about/investors/ corporate-governance/. The Company’s Code of Ethics and Conduct of Business Policy is available on the Company’s website at www.gses.com/about/investors/corporate-governance/.

Clawback Policy

Our Board approved and adopted a GSE Systems, Inc. Clawback Policy (the “Clawback Policy”) in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable Nasdaq listing rules, a copy of which was filed as an exhibit to the Original 10-K. The Clawback Policy provides for the recovery or “clawback” of certain erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors, executive officers and holders of more than 10% of the Company’s common stock (the Reporting Persons) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it from January 1, 2023 to the present, the Company believes that no Reporting Person filed a late report during the referenced timeframe.

Item 11. EXECUTIVE COMPENSATION.

The Board and its Compensation Committee apply their experience and business judgment to (a) align Executive Compensation with the Company’s strategic goals and investment thesis, (b) use Executive Compensation as a retention tool for its executive team, (c) reward the achievement of performance objectives, and (d) compare Executive Compensation against peer group benchmarks in order to ensure that it remains within appropriate ranges based on Company size and financial performance.

In 2023, the Compensation Committee once again used information obtained from its prior engagement of a compensation consultant, as well as from other sources, to evaluate the compensation practice of the Company with respect to its Named Executive Officers, benchmark that compensation against similar companies, and offer recommendations as to how the Compensation Committee could align incentive compensation with the Company’s long-term strategy. There are no business or personal relationships among the consultant and the Named Executive Officers or members of the Compensation Committee. As a result of the compensation review process, the Board adopted certain benchmarks with regard to Company performance in 2023 and beyond that the Board believes will best align Executive Compensation with the investment thesis and long-term plan that the Company has articulated to its stockholders.

The Board and Compensation Committee structure Executive Compensation to balance cash and equity-based compensation and to use both base and incentive compensation plans. Equity-based compensation preserves cash and fosters executive team alignment with stockholder interests. In this regard, historically, the Board and Compensation Committee have pursued a practice of granting a mixture of time-vesting and performance-vesting RSU grants, using TRSUs as a retention tool and PRSUs as a means of incentivizing achievement of financial goals. In 2022, the Board and Compensation Committee elected to make substantial PRSU grants with relatively long vesting periods. These awards were intended to cover several years and align equity incentive with shareholder returns. The PRSU performance targets used are centered on Company share price improvement.

The most significant change for 2023 involved the agreement between the Board and Kyle J. Loudermilk whereby Mr. Loudermilk agreed to accept shares of Company stock in lieu of $400,000 in cash compensation over a twelve month period from June 1, 2023 until May 30, 2024. The Board and Mr. Loudermilk amended Mr. Loudermilk’s compensation arrangements to conserve cash and demonstrate stockholder alignment with the Company’s chief executive officer.

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

		Annual Compensation
Name and Principal Position	Year	Salary (Cash)	Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation	Total
Kyle J. Loudermilk	2023	$212,917	$-	$278,125	$-	$16,961	$508,003
Chief Executive Officer	2022	$446,250	$-	$1,370,403	$-	$23,510	$1,840,163

Emmett A. Pepe	2023	$315,000	$-	$41,055	$-	$11,892	$367,947
Chief Financial Officer	2022	$315,000	$-	$586,477	$-	$11,147	$ 912,624

Bahram Meyssami, Ph.D.	2023	$265,200	$-	$17,282	$-	$14,762	$297,244
Chief Technology Officer	2022	$265,200	$-	$58,498	$-	$13,982	$ 337,680

(1)
The amounts in this column reflect the aggregate grant date fair value of RSU awards, as computed in accordance with generally accepted accounting principles, assuming no forfeitures, for awards granted pursuant to the Long-Term Incentive Plan. Assumptions used in the calculation of these amounts are included in footnote 15 to the Company’s audited financial statements for the fiscal year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2024. For Kyle J. Loudermilk, the amount of his salary that was converted to stock awards is reported in this column.

(2)
Reflects amounts earned under an executive bonus plan approved by the Compensation Committee of the Board of Directors. For 2023 and 2022, each of Mr. Loudermilk and Mr. Pepe were eligible to receive a cash bonus with a potential value up to 100% of the their salary in the event of over-achievement of financial targets, while Dr. Meyssami was eligible to receive a cash bonus with a potential value up to 80% of his salary in the event of over-achievement of these financial targets. The Compensation Committee determined that no executive bonus or other non-equity incentive compensation was payable for 2023 or 2022.

Outstanding Equity Awards at December 31, 2023

The following tables set forth certain information with respect to unexercised options and unvested restricted share unit (“RSU”) awards held by the Named Executive Officers at the end of the fiscal year ended December 31, 2023.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options at 12/31/2023				Equity Incentive Plan Awards
Name	Exercisable	Un-exercisable	Option Exercise Price ($/share)	Option Expiration Date	Number of RSUs that have not vested		Market value of RSUs that have not vested (1)
Kyle J. Loudermilk	-	-	$ -		61,195.00	(2)	$123,002
Emmett A. Pepe	-	-	$ -		24,942	(3)	$50,133
Bahram Meyssami	-	-	$ -		5,492	(4)	$11,039

(1)	Market value is based on the closing market price of the Common Stock on the last trading day of the year, December 29, 2023, of $2.01.
(2)	These stock awards vest as follows:
(a)
Mr. Loudermilk was granted 8,882 TRSUs on April 5, 2022 and up to 2220 TRSUs will vest on a quarterly basis each of March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025 if Mr. Loudermilk remains employed by the Company as of such dates.

(b)
Mr. Loudermilk was granted 20,000 PRSUs on March 18, 2022 and, as the performance criteria has previously been satisfied, up to 2,500 PRSUs will vest on a quarterly basis each of March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025 if Mr. Loudermilk remains employed by the Company as of such dates.

(c)
Mr. Loudermilk was granted 10,000 PRSUs on March 18, 2022 and, as the performance criteria has previously been satisfied, up to 1,250 PRSUs will vest on a quarterly basis and settled in cash on each of March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025 if Mr. Loudermilk remains employed by the Company as of such dates.

(d)
Mr. Loudermilk was granted 22,313 PRSUs on April 5, 2023 and, if certain market criteria is satisfied, 1,395 will vest on a quarterly basis over 16 quarters. None of these shares have vested because the market criteria has not been satisfied.

(3)	These stock awards vest as follows:
(a)
Mr. Pepe was granted 4,442 TRSUs on April 5, 2022 and up to 1110 TRSUs will vest on a quarterly basis each of March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025 if Mr. Pepe remains employed by the Company as of such dates.

(b)
Mr. Pepe was granted 10,000 PRSUs on March 18, 2022 and, as the performance criteria has previously been satisfied, up to 1,250 PRSUs will vest on a quarterly basis each of March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025 if Mr. Pepe remains employed by the Company as of such dates.

(c)
Mr. Pepe was granted 10,500 PRSUs on April 5, 2023 and, if certain performance criteria is satisfied, 656 will vest on a quarterly basis over 16 quarters. None of these shares have vested because the market criteria has not been satisfied.

(4)	These stock awards vest as follows:
(a)
Dr. Meyssami was granted 1,072 TRSUs on April 5, 2022 and up to 258 TRSUs will vest on a quarterly basis each of March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 if Dr. Meyssami remains employed by the Company as of such dates; and

(b)
Dr. Meyssami was granted 4,420 PRSUs on April 5, 2023 and, if certain performance criteria is satisfied, 276 will vest on a quarterly basis over 16 quarters. None of these shares have vested because the market criteria has not been satisfied.

Employment Agreements - All of the Named Executive Officers have entered into employment agreements. The terms of all of such agreements are summarized below.

Loudermilk Employment Agreement - Mr. Loudermilk entered into an employment agreement with the Company, dated July 1, 2015, as amended July 1, 2016, June 12, 2017, January 11, 2019 and July 28, 2023 (the “Loudermilk Employment Agreement”), which provides that he will serve as the Chief Executive Officer and President of the Company for a term ended on December 31, 2018. The term was extended, and will automatically extend, for additional one-year periods unless either Mr. Loudermilk or the Company decides not to extend the term. Under the Loudermilk Employment Agreement, Mr. Loudermilk is entitled to a base salary of at least $350,000, which may be increased (but not decreased) by the Compensation Committee. For the year ended December 31, 2022, Mr. Loudermilk received a base salary of $446,250 and was eligible to earn a bonus of up to $446,250; based on the Company’s financial performance, however, the Compensation Committee determined that no executive bonus or other non-equity incentive compensation was payable to Mr. Loudermilk for 2022.  For the year ended December 31, 2023, Mr. Loudermilk originally received a base salary of $446,250 and was eligible to earn a bonus of up to $446,250. On July 28, 2023, effective June 1, 2023, Mr. Loudermilk agreed to modify his salary such that he would receive $46,250 per annum in cash and $400,000 per annum in shares of common stock of the Company, paid quarterly. Based on the Company’s financial performance, however, the Compensation Committee determined that no executive bonus or other non-equity incentive compensation was payable to Mr. Loudermilk for 2023.

Mr. Loudermilk is entitled to participate in all employee benefits available to senior executives or employees of the Company. Benefits include a 401(k) savings plan, which is a tax-qualified retirement savings plan pursuant to which all U.S. employees, including the Named Executive Officers, are able to contribute up to the limit prescribed by the Internal Revenue Code (a) on a before-tax basis for traditional 401(k) participants, and (b) on a post-tax basis for Roth 401(k) participants. The Company matches 50% of contributions up to 6% of eligible compensation to all 401(k) plan participants other than certain field professionals working for the Company’s Workforce Solutions Division, subject to IRS compensation limits.

The Loudermilk Employment Agreement will terminate prior to the end of its term if certain events occur. If the Loudermilk Employment Agreement terminates due to Mr. Loudermilk’s death, disability, or for “Cause”, the Company will pay him through the date of termination. Termination for “Cause” includes: willful and continued failure by Mr. Loudermilk to perform his duties (other than as a result of disability) after 30 days’ notice and opportunity to cure; his willful engaging in misconduct that materially adversely affects the Company’s business or prospects; his felony conviction or plea of no contest to a crime of moral turpitude; abuse of alcohol or drugs affecting his performance; or material breach of a material term of the Loudermilk Employment Agreement. If the Company terminates the Loudermilk Employment Agreement for any reason other than death, disability, or Cause, or if Mr. Loudermilk terminates the Loudermilk Employment Agreement for “Good Reason”, the Company will pay Mr. Loudermilk 12 months’ salary, payable as and when salaries are generally paid to executive officers, and he will continue to be eligible to participate in all medical, dental, life insurance, and 401(k) plan benefits for that 12-month period. He will also receive a prorated bonus to the extent he otherwise would have earned one had he remained employed through the end of the year of termination, payable within the first quarter of the following year. Mr. Loudermilk’s unvested restricted stock units are forfeited upon termination of his employment, except that some of the RSUs previously granted to him may vest if his employment is terminated by the Company without Cause or by him for Good Reason. Mr. Loudermilk may terminate the Loudermilk Employment Agreement for “Good Reason” if: his duties, responsibilities or authority are materially reduced without his consent; his base salary and bonus opportunity are reduced; his benefits are discontinued or materially reduced, in the aggregate; his primary office is moved more than fifty (50) miles from his current office; or the Company materially breaches the Loudermilk Employment Agreement.

The Loudermilk Employment Agreement provides Mr. Loudermilk with benefits in the event of a Change of Control that are different from those described above. Those benefits are triggered if he terminates his employment for Good Reason (defined above) or the Company terminates his employment for any reason other than Cause (defined above), in each case within one year following the effective date of a Change of Control (defined below). Those benefits are payable in lieu of any other termination benefits and consist of the following: Mr. Loudermilk will receive his base salary and benefits for a period of 12 months from the date of termination of his employment, payable as and when salaries are generally paid to executive officers of the Company, and he will also receive, on the date of termination, a lump sum equal to the greater of (i) the actual amount of bonus earned as of the date of termination or (ii) the target amount of bonus for the period during which his employment terminates. In addition, upon a Change of Control, some of Mr. Loudermilk’s PRSUs may vest based on whether the specified performance conditions are satisfied at that time.

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

Pepe Employment Agreement - Mr. Pepe entered into an employment agreement with the Company, dated July 1, 2016, as amended June 12, 2017, and January 11, 2019 (the “Pepe Employment Agreement”), which provides that he will serve as the Chief Financial Officer of the Company for a term that ended on December 31, 2018. The term was extended, and will automatically extend, for additional one-year periods unless either Mr. Pepe or the Company decides not to extend the term. Under the Pepe Employment Agreement, Mr. Pepe is entitled to a base salary of at least $250,000, which may be increased (but not decreased) by the Board of Directors. For the year ended December 31, 2022, the Compensation Committee increased Mr. Pepe’s base salary to $315,000 and Mr. Pepe was eligible to earn a bonus of up to $315,000; based on the Company’s financial performance, however, the Compensation Committee determined that no executive bonus or other non-equity incentive compensation was payable to Mr. Pepe for 2022.  For the year ended December 31, 2023, the Compensation Committee increased Mr. Pepe’s base salary to $315,000 and Mr. Pepe was eligible to earn a bonus of up to $315,000; based on the Company’s financial performance, however, the Compensation Committee determined that no executive bonus or other non-equity incentive compensation was payable to Mr. Pepe for 2023.

Mr. Pepe is entitled to participate in all employee benefits available to senior executives or employees of the Company.

The Pepe Employment Agreement will terminate prior to the end of its term if certain events occur. If the Pepe Employment Agreement terminates due to Mr. Pepe’s death, disability, or for Cause (as defined above for Mr. Loudermilk), the Company will pay him through the date of termination. If the Company terminates the Pepe Employment Agreement for any reason other than death, disability, or Cause, or if Mr. Pepe terminates the Pepe Employment Agreement for Good Reason (as defined above for Mr. Loudermilk), the Company will pay Mr. Pepe twelve months’ salary, payable as and when salaries are generally paid to executive officers, and he will continue to be eligible to participate in all medical, dental, life insurance, and 401(k) plan benefits for that 12-month period. He will also receive a prorated bonus to the extent he otherwise would have earned one had he remained employed through the end of the year of termination, payable within the first quarter of the following year. Mr. Pepe’s unvested restricted stock units are forfeited upon his termination of employment, except that some of the RSUs previously granted to him may vest if his employment is terminated by the Company without Cause or by him for Good Reason. The Pepe Employment Agreement provides Mr. Pepe with benefits in the event of a Change in Control that are different from those described above. Those benefits are triggered if he terminates his employment for Good Reason (defined above) or the Company terminates his employment for any reason other than Cause (defined above), in each case within one year following the effective date of a Change of Control. Those benefits are payable in lieu of any other termination benefits and consist of the following: Mr. Pepe will receive his base salary and benefits for a period of 12 months from the date of termination of his employment, payable as and when salaries are generally paid to executive officers of the Company, and he will also receive, on the date of termination, a lump sum equal to greater of (i) the actual amount of bonus earned as of the date of termination or (ii) the target amount of bonus for the period during which his employment terminates. In addition, upon a Change of Control, some of Mr. Pepe’s PRSUs may vest based on whether the specified performance conditions are satisfied at that time.

Mr. Pepe agreed during the term of the Pepe Employment Agreement, and for a one-year period following termination of the Pepe Employment Agreement, not to compete with Company or solicit employees or customers of the Company.

Meyssami Employment Agreement - Dr. Meyssami originally entered into an employment agreement with the Company, dated December 1, 2015. This employment agreement was then amended and restated as of January 1, 2019 (the “Meyssami Employment Agreement”). The Meyssami Employment Agreement provides that he will serve as the Chief Technology Officer of the Company for a term ending on December 31, 2019. The term automatically extends for one year periods on each December, unless either Dr. Meyssami or the Company decides not to extend the term. Under the Meyssami Employment Agreement, Dr. Meyssami is entitled to a base salary of $255,000, which will be reviewed annually by the Board of Directors. In 2022, Dr. Meyssami’s base compensation was increased to $265,200. In addition, Dr. Meyssami was eligible for a bonus of up to 80% of his base salary, subject to the achievement of certain performance goals, however, the Compensation Committee determined that no executive bonus or other non-equity incentive compensation was payable to Dr. Meyssami for 2022. In 2023, Dr. Meyssami’s base compensation was increased to $265,200. In addition, Dr. Meyssami was eligible for a bonus of up to 80% of his base salary, subject to the achievement of certain performance goals, however, the Compensation Committee determined that no executive bonus or other non-equity incentive compensation was payable to Dr. Meyssami for 2023.

Dr. Meyssami is entitled to participate in all employee benefits available to senior executives or employees of the Company, as described above with respect to Mr. Loudermilk. Each fiscal year Dr. Meyssami will have the potential to earn 25% of his Base Salary in RSUs and will also be eligible to receive additional grants of performance vesting RSUs that, if granted, will vest based upon metrics determined by the Compensation Committee and approved by the Board of Directors. The Meyssami Employment Agreement will terminate prior to the end of its term if certain events occur. If the Meyssami Employment Agreement terminates due to Dr. Meyssami’s death, disability or for “Cause” (as defined above for Mr. Loudermilk), the Company will pay him through the date of termination.

If the Company terminates the Meyssami Employment Agreement for any reason other than death, disability or Cause, or if Dr. Meyssami terminates the Meyssami Employment Agreement for “Good Reason” (as defined above for Mr. Loudermilk), the Company will pay Dr. Meyssami 12 months’ salary, payable as and when salaries are generally paid to executive officers, and he will continue to be eligible to participate in all medical, dental, life insurance and 401(k) plan benefits for six months. He will also receive a prorated bonus to the extent he otherwise would have earned one had he remained employed through the end of the year of termination, payable within the first quarter of the following year. Dr. Meyssami’s unvested restricted stock units are forfeited upon his termination of employment, except that some of the RSUs previously granted to him may vest if his employment is terminated by the Company without Cause or by him for Good Reason.

The Meyssami Employment Agreement provides Dr. Meyssami with benefits in the event of a Change in Control that are different from those described above. Those benefits are triggered if he terminates his employment for Good Reason (defined above) within one year following the effective date of a Change of Control. Those benefits are payable in lieu of any other termination benefits and consist of the following: Dr. Meyssami will receive his base salary and benefits for a period of 12 months from the date of termination of his employment, payable as and when salaries are generally paid to executive officers of the Company, and he will also receive, on the date of termination, a lump sum equal to the greater of (i) the actual amount of bonus earned as of the date of termination or (ii) the target amount of bonus for the period during which his employment terminates. In addition, upon a Change of Control, some of Dr. Meyssami’s PRSUs may vest based on whether the specified performance conditions are satisfied at that time.

Dr. Meyssami agreed during the term of the Meyssami Employment Agreement, and for a one year period following termination of the Meyssami Employment Agreement, not to compete with Company or solicit employees or customers of the Company.

COMPENSATION OF DIRECTORS

As more fully described below, during 2023, the Company (a) paid cash compensation and (b) granted time-vesting restricted stock units (TRSUs) to directors who were classified as non-employee “independent directors” based upon the SEC and NASDAQ criteria for director independence. The Board establishes its compensation plan for non-employee directors based upon input from the Board’s independent compensation consultant, and adjusts this plan periodically to ensure that the plan is reasonably well aligned with the Company’s peers. Each Board compensation plan generally covers the time period beginning July 1 and ending June 30 of the following year.

. Board Compensation During the Third and Fourth Quarters of 2022: For the Board service during the fiscal year ended December 31, 2023, the objective of the Board compensation plan was to provide compensation to independent directors with an approximate total value ranging between $120,000 and $149,250, as follows:

(a)
TRSUs Granted: the Board granted to each independent director a number of TRSUs from the Long-Term Incentive Plan determined by dividing $65,000 by the closing price per share of the Common Stock on the last trading day prior to the grant, vesting at the earlier of 12 months after the date of grant or the Company’s subsequent annual meeting. For the 2023-2024 Board service year, each independent director received 13,609 TRSUs (following the Company’s 10 for 1 stock split on October 30, 2023).

(b)
Cash Compensation: each non-employee director was paid a base quarterly amount of cash compensation equal to $12,500 ($50,000 annualized), plus (i) additional quarterly cash compensation of $6,250 ($25,000 annualized) for the Chairman of the Board of Directors, plus (ii) additional quarterly cash compensation of $4,250 ($17,000 annualized) for the Chair of the Audit Committee, plus (iii) additional quarterly cash compensation of $3,000 ($12,000 annualized) for the Chair of the Compensation Committee, plus (iv) additional quarterly cash compensation of $2,312.50 ($9,250 annualized) for the Chair of the Nominating and Governance Committee.

The table below summarizes the compensation paid by the Company to independent directors during 2023:

	Fees Earned	Stock
	or Paid in Cash	Awards(1)	Total
William S. Corey, Jr.	$67,000	$64,806	$131,806
Thomas J. Dougherty	$56,000	$64,806	$120,806
Kathryn O’Connor Gardner	$84,250	$64,806	$149,056
Suresh Sundaram, Ph.D.	$31,000	$0	$31,000

Through its Compensation Committee, the Board intends to continue assessing the manner in which it compensates its non-employee directors and to consider and implement further modifications to its compensation policies as necessary to continue to attract high-quality individuals to serve on the Board and to align its compensation of non-employee directors with best practices observed by similar companies. Dr. Sundaram resigned on June 12, 2023.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Voting Securities and Principal Holders Thereof

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Common Stock as of the Record Date by (1) all beneficial owners of 5% or more of the Common Stock; (2) each director and nominee for election as director; (3) each executive officer named in the Summary Compensation Table appearing elsewhere in this Proxy Statement (the “Named Executive Officers”); and (4) all executive officers, directors and nominees of the Company as a group. The number of shares beneficially owned by each person is determined under the rules of the Securities and Exchange Commission (the “SEC”) and the information is not necessarily indicative of beneficial ownership for any other purpose. SEC rules deem a person to be the beneficial owner of any securities which that person has the right to acquire within 60 days of the Record Date. The Common Stock is the only class of voting securities of the Company. Except as otherwise indicated in the footnotes to the tables below, the Company believes that the beneficial owners of the Common Stock have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the address for each of the stockholders listed below is c/o GSE Systems, Inc., 6940 Columbia Gateway Drive, Suite 470, Columbia, Maryland 21046.

Name of Beneficial Owner	GSE Common Stock Amount and Nature of Beneficial Ownership (A)(1)		Percent of Class (B)(1)
Beneficial Owners:

Lind Global Fund II LP 444 Madison Ave, Floor 41 New York, NY 10022	300,568	(2)	9.27%

Jonathan Honig and Elizabeth Honig TR FBO Elizabeth Honig Lifetime Trust UA July 9, 2013	180,914	(3)	5.58%
5825 Windsor Court, Boca Raton, FL 33496

Board and Management

William S. Corey, Jr.	23,921	(4)	*
Thomas J. Dougherty	19,624	(4)	*
Kathryn O’Connor Gardner	27,780	(4)	*
Kyle J. Loudermilk	183,963		5.68%
Bahram Meyssami, Ph.D.	23,324		*
Emmett A. Pepe	41,441		1.28%

Directors and Executive Officers as a group (6 persons)	320,053		9.88%

Notes
*	Less than one percent.
(A)	This table is based on information supplied by officers, directors, and principal stockholders of the Company and on any Schedules 13D or 13G and Forms 4 filed with the SEC.
(B)	Applicable percentages are based on was 3,239,355 shares outstanding on March 31, 2024, adjusted where applicable for each owner as required by rules promulgated by the SEC.
(1)	Includes all time-restricted stock units vesting within 60 days of the Record Date.
(2)	Based on a Schedule 13G filed with the SEC on February 13, 2024 by Lind Global Fund II LP, Lind Global Partners II LLC, and Jeff Easton.
(3)	Based on a Schedule 13G filed with the SEC on April 5, 2024 by Jonathan Honig and Elizabeth Honig TR FBO Elizabeth Honig Lifetime Trust UA July 9, 2013.
(4) Includes both shares of common stock and restricted stock units that will vest at the 2024 annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions

It is the Company’s policy that any transactions with related parties are to be reviewed and approved by the Company’s Audit Committee, with the exception of officer compensation, which is approved by the Compensation Committee.

Indemnification Agreements

Our certificate of incorporation and our bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by law. We also maintain a directors’ and officers’ liability insurance policy. The policy insures directors and officers against unindemnified losses arising from certain wrongful acts in their capacities as directors and officers and reimburses us for those losses for which we have lawfully indemnified the directors and officers. The policy contains various exclusions.

Director Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent under the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. In order to be considered independent for purposes of Rule 10C-1, a board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our Board of Directors has reviewed the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exception of Kyle J. Loudermilk, is an “independent director” as defined under Rule 5606(a)(2) of the Nasdaq Listing Rules. As such, our Board of Directors determined that each of William S. Corey, Jr., Thomas J. Dougherty and Kathryn O’Connor Gardner are independent. Our Board of Directors determined that William S. Corey, Jr., Thomas J. Dougherty and Kathryn O’Connor Gardner, who comprise our Audit Committee, Nominating and Governance Committee and Compensation Committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. In making such determinations, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to its Chair for audit and permitted non-audit services. Any service pre-approved by the Audit Committee or its Chair must be reported to the Audit Committee at the next scheduled quarterly meeting. In addition, the pre-approval procedures require that all proposed engagements of the Company’s independent registered public accounting firm for services of any kind be directed to the Company’s Chief Financial Officer before they are submitted for approval prior to the commencement of any service.

The following table presents fees for professional audit services and other related services rendered by the Company’s independent registered public accounting firm FORVIS LLP (“FORVIS”) for the years ended December 31, 2023 and December 31, 2022. Finally, the table also presents certain audit-related convenience fees associated with credit card payments. The Audit Committee approved 100% of the services described in the following table.

	2023	2022(3)

Audit fees (1)	$807,870	$826,826

Audit-related fees	--	--

Tax fees	--	--

All other fees (2)	21,527	--

Total Fees	$829,397	$826,826

(1)
Audit fees consisted of fees for the audit of the Company’s consolidated financial statements, including quarterly review services in accordance with SAS No. 100 and statutory audit services for subsidiaries of the Company, and administrative and other expenses.

(2) (3)
All other fees consist of fees related to the Company’s Registration Statement on Form S-3 filed on December 20, 2023 and the consent obtained from FORVIS appurtenant thereto.

2022 totals include $29,252 of uninvoiced/unaccrued fees and also unaccrued/uninvoiced $216,300 of out of scope fees in addition to those fees that were prevoiously disclosed at time of the filing of the proxy statement for the 2023 annual meeting of stockholders.

Item 15.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 29, 2024
GSE SYSTEMS, INC.

/S/ KYLE J. LOUDERMILK
Kyle J. Loudermilk
Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)