Form 10-Q
period 2024-03-31
GSE SYSTEMS INC
filed 2024-05-15
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)

6940 Columbia Gateway Dr., Suite 470, Columbia MD	21046
(Address of principal executive offices)	(Zip Code)

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

There were 3,239,832 shares of common stock, with a par value of $0.01 per share outstanding as of April 30, 2024.

GSE SYSTEMS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,360	$2,250
Restricted cash, current	379	378
Contract receivables, net of allowance for credit loss	9,178	10,166
Prepaid expenses and other current assets	792	879
Total current assets	11,709	13,673

Equipment, software and leasehold improvements, net	700	754
Software development costs, net	697	750
Goodwill	4,908	4,908
Intangible assets, net	1,080	1,179
Restricted cash - long term	1,084	1,083
Operating lease right-of-use assets, net	364	413
Other assets	45	45
Total assets	$20,587	$22,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term note	$1,054	$810
Accounts payable	2,181	3,300
Accrued expenses	1,487	1,053
Accrued legal settlements	774	1,010
Accrued compensation	1,721	1,086
Billings in excess of revenue earned	5,181	5,119
Accrued warranty	181	176
Income taxes payable	1,710	1,701
Derivative liabilities	1,153	1,132
Other current liabilities	643	956
Total current liabilities	16,085	16,343

Long-term note, less current portion	277	637
Operating lease liabilities, noncurrent	322	357
Other noncurrent liabilities	67	126
Total liabilities	16,751	17,463

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 3,399,723 and 3,194,030 shares issued, 3,239,832 and 3,034,139 shares outstanding, respectively	34	32
Additional paid-in capital	87,440	86,983
Accumulated deficit	(80,700)	(78,708)
Accumulated other comprehensive income	61	34
Treasury stock at cost, 159,891 shares	(2,999)	(2,999)
Total stockholders’ equity	3,836	5,342
Total liabilities and stockholders’ equity	$20,587	$22,805

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31, 2024	March 31, 2023

Revenue	$11,283	$10,873
Cost of revenue	8,067	8,478
Gross profit	3,216	2,395

Operating expenses:
Selling, general and administrative	4,360	4,788
Research and development	229	181
Depreciation	58	48
Amortization of intangible assets	99	161
Total operating expenses	4,746	5,178

Operating loss	(1,530)	(2,783)

Interest expense, net	(459)	(286)
Change in fair value of derivative instruments, net	(17)	69
Other loss, net	54	10
Loss before income taxes	(1,952)	(2,990)

Expense (benefit) from income taxes	40	(39)
Net loss	$(1,992)	$(2,951)

Net loss per common share - basic and diluted	$(0.63)	$(1.29)

Weighted average shares outstanding used to compute net loss per share - basic and diluted	3,148,806	2,293,389

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Net loss	$(1,992)	$(2,951)
Cumulative translation adjustment	27	(10)
Comprehensive loss	$(1,965)	$(2,961)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Three Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, January 1, 2024	3,194	$32	$86,983	$(78,708)	$34	(160)	$(2,999)	$5,342
Stock-based compensation expense	-	-	292	-	-	-	-	292
Common stock issued for RSUs vested	45	-	-	-	-	-	-	-
Shares withheld to pay taxes	-	-	(65)	-	-	-	-	(65)
Foreign currency translation adjustment	-	-	-	-	27	-	-	27
Repayment of convertible note in shares	161	2	230	-	-	-	-	232
Net loss	-	-	-	(1,992)	-	-	-	(1,992)
Balance, March 31, 2024	3,400	$34	$87,440	$(80,700)	$61	(160)	$(2,999)	$3,836

	Common Stock					Treasury Stock
Three Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, January 1, 2023	2,405	$24	$82,911	$(69,927)	$6	(160)	$(2,999)	$10,231

Adoption of ASC 326 Current Expected Credit Losses (CECL)	-	-	-	(57)	-	-	-	(57)

Adjusted balance, January 1, 2023	2,405	24	82,911	(69,984)	6	(160)	(2,999)	10,174

Stock-based compensation expense	-	-	274	-	-	-	-	274
Common stock issued for RSUs vested	12	-	(2)	-	-	-	-	(2)
Shares withheld to pay taxes	-	-	(58)	-	-	-	-	(58)
Foreign currency translation adjustment	-	-	-	-	(10)	-	-	(10)
Repayment of convertible note in shares	99	1	735	-	-	-	-	736
Net loss	-	-	-	(2,951)	-	-	-	(2,951)
Balance, March 31, 2023	2,516	$25	$83,860	$(72,935)	$(4)	(160)	$(2,999)	$8,163

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(1,992)	$(2,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58	48
Amortization of intangible assets	99	161
Amortization of capitalized software development costs	102	84
Amortization of deferred financing costs	19	7
Amortization of debt discount	443	303
Loss on debt settled in shares	46	106
Stock-based compensation expense	294	285
Credit loss expense	56	32
Change in fair value of derivative instruments, net	17	(69)
Deferred income taxes	(1)	2
Changes in assets and liabilities:
Contract receivables	924	(486)
Prepaid expenses and other assets	78	876
Accounts payable, accrued compensation and accrued expenses	3	1,252
Billings in excess of revenue earned	66	(61)
Accrued warranty	(52)	(94)
Other liabilities	(547)	(336)
Net cash used in operating activities	(387)	(841)

Cash flows from investing activities:
Capital expenditures	(3)	-
Capitalized software development costs	(49)	(77)
Net cash used in investing activities	(52)	(77)

Cash flows from financing activities:
Repayment of insurance premium financing	(221)	(243)
Principal repayment of convertible note	(141)	(319)
Tax paid for shares withheld	(65)	(58)
Net cash used in financing activities	(427)	(620)

Effect of exchange rate changes on cash	(22)	5
Net decrease in cash, cash equivalents and restricted cash	(888)	(1,533)
Cash, cash equivalents and restricted cash at beginning of the period	3,711	4,376
Cash, cash equivalents and restricted cash at the end of the period	$2,823	$2,843

Cash and cash equivalents	$1,360	$1,265
Restricted cash, current	379	500
Restricted cash included in other long-term assets	1,084	1,078
Total cash, cash equivalents and restricted cash	$2,823	$2,843

Supplemental cash flow disclosures:
Non-cash financing activities
Repayment of convertible note in shares	$232	$736

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet data as of December 31, 2023 was derived from our audited financial statements, but it does not include all disclosures required by U.S. GAAP.

The results of operations for interim periods are not necessarily an indication of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission on April 2, 2024.

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

Reverse Stock Split

On October 30, 2023, the Company effected a ten-for-one reverse stock split of the Company’s common stock whereby each ten shares of the Company’s authorized and outstanding common stock were replaced with one share of common stock. The par value of the common stock was not adjusted. All common share and per share amounts for all periods presented in the consolidated financial statements and the notes to the consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split.

Liquidity and Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and satisfy its liabilities and commitments in the normal course of business. Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, are only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management determined that the implemented plans to mitigate relevant conditions may not alleviate management’s concerns that raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months ended May 15, 2025.

The Company has incurred operating losses and has not demonstrated an ability to generate cash in excess of its operating expenses for a sustained period of time. During the year ended December 31, 2023 and the three months ended March 31, 2024, the Company generated a loss from operations of $6.8 million and $1.5 million, respectively. The 2023 loss from operations included non-cash impairment charges of goodwill from our Workforce Solutions segment totaling $1.4 million. As of March 31, 2024, the Company had domestic unrestricted cash and cash equivalents of $0.4 million which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued. The Company has not achieved its forecast for several periods and there is no assurance that it will achieve its forecast over the twelve months ending May 15, 2025. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that our audited consolidated financial statements are issued.

In making this assessment we performed a comprehensive analysis of our current circumstances and to alleviate these conditions, management is monitoring the Company’s performance and evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, restructuring of operations to grow revenues and decrease expenses, obtaining equity financing, issuing debt, or entering into other financing arrangements. The analysis used to determine the Company’s ability to continue as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next twelve months ending May 15, 2025.

Note 2 - Recent Accounting Pronouncements

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

The number of common shares and common share equivalents used in the determination of basic and diluted loss per common share were as follows:

(in thousands, except for share data)	Three months ended
	March 31,
	2024	2023
Numerator:
Net loss attributed to common stockholders	$(1,992)	$(2,951)

Denominator:
Weighted-average shares outstanding for basic earnings per share	3,148,806	2,293,389

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	3,148,806	2,293,389

Total shares considered for dilution	1,195,249	511,178

Note 4 - Contract Receivables

Contract receivables represent our unconditional rights to consideration due from our domestic and international customers. We expect to collect all contract receivables within the next twelve months.

The components of contract receivables were as follows:

(in thousands)	March 31, 2024	December 31, 2023

Billed receivables	$4,275	$5,720
Unbilled receivables	5,242	4,729
Allowance for credit loss	(339)	(283)
Total contract receivables, net	$9,178	$10,166

As of March 31, 2024, one customer has a balance that represents 13% of our contract receivable balance. During the month of April 2024, we invoiced $3.8 million of the unbilled receivables as of March 31, 2024.

Our foreign currency denominated contract receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each reporting period into our functional currency, using the current exchange rate at the end of the period. The gain or loss resulting from such remeasurement is included in other income, net in the consolidated statements of operations. During the three months ended March 31, 2024 and 2023, we recognized a gain on remeasurement of these foreign exchange contracts of $74 thousand and $72 thousand, respectively.

During the three months ended March 31, 2024 and 2023, we recorded credit loss expense of $56 thousand, and $32 thousand respectively.

The following table sets forth the activity in the allowance for credit losses for the three months ended March 31, 2024.

(in thousands)
Beginning balance at January 1, 2024	$283
Current period provision for expected credit (recovery) loss	57
Write-offs charged against the allowance, net of recoveries	-
Currency adjustment	(1)
Balance at March 31, 2024	$339

Note 5 - Goodwill and Intangible Assets

The Company monitors operating results and events and circumstances that may indicate potential impairment of intangible assets. Management concluded that no triggering events had occurred during the three months ended March 31, 2024 and 2023.

As management determined no triggering event occurred during the three months ended March 31, 2024, no interim impairment analysis was performed in accordance with ASC 350 & ASC 360.

Goodwill

The following table shows the gross carrying amount and impairment of goodwill:

(in thousands)

	Goodwill	Accumulated Impairment	Net

Engineering	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	(8,431)	-
Net book value at March 31, 2024	$16,709	$(11,801)	$4,908

(in thousands)

	Goodwill	Accumulated Impairment	Net

Engineering	$8,278	$(3,370)	$4,908
Workforce Solutions	8,431	(8,431)	-
Net book value at December 31, 2023	$16,709	$(11,801)	$4,908

Intangible assets

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangible assets:

(in thousands)	As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Amortized intangible assets:
Customer relationships	$8,628	$(7,468)	$(464)	$696
Trade names	1,689	(1,305)	-	384
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	527	(527)	-	-
Alliance agreement	527	(527)	-	-
Others	167	(167)	-	-
Total	$12,442	$(10,898)	$(464)	$1,080

(in thousands)	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Amortized intangible assets:
Customer relationships	$8,628	$(7,395)	$(464)	$769
Trade names	1,689	(1,283)	-	406
Developed technology	471	(471)	-	-
Non-contractual customer relationships	433	(433)	-	-
Noncompete agreement	527	(523)	-	4
Alliance agreement	527	(527)	-	-
Others	167	(167)	-	-
Total	$12,442	$(10,799)	$(464)	$1,179

Amortization expense related to definite-lived intangible assets totaled $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years and thereafter:

(in thousands)
Years ended December 31:
2024 remainder	$233
2025	255
2026	204
2027	169
2028	109
Thereafter	110
Total	$1,080

Note 6 - Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements, net consist of the following:

(in thousands)
	March 31, 2024	December 31, 2023
Computer and equipment	$2,383	$2,381
Software	2,292	2,292
Leasehold improvements	805	805
Furniture and fixtures	840	840
	6,320	6,318
Accumulated depreciation	(5,620)	(5,564)
Equipment, software and leasehold improvements, net	$700	$754

Depreciation expense was $58 thousand and $48 thousand for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

Our convertible debt issued in February 2022, amended in June 2023 and our new convertible debt issued in June 2023 (see Note 9) includes certain embedded redemption features that are required to be bifurcated as embedded derivatives and measured at fair value on a recurring basis. We estimate the fair value using a Monte Carlo simulation based on estimates of our future stock price and assumptions about the possible redemption scenarios.

The Company used the Monte Carlo simulation model to determine the fair value of the Warrants (see Note 9) and Cash-Settled PRSUs, which required the input of subjective assumptions. The fair value of the Warrants as of March 31, 2024 was estimated with the following assumptions.

	Amended 2022 Convertible Note	The “2022 Warrants”	2023 Convertible Note	The “2023 Warrants”

Exercise Price	$19.40	19.40	$5.00	5.00
Common Stock Price	$2.34	$2.34	2.34	2.34
Risk Free Rate	5.2%	4.31%	4.91%	4.21%
Volatility	95.0%	95.0%	95.0%	95.0%
Term (in years)	0.2 yrs.	2.9 yrs.	1.2 yrs.	4.2 yrs.

The following table presents assets and liabilities measured at fair value at March 31, 2024:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$469	$469
Warrant liability	-	-	656	656
Cash settled performance-vesting restricted stock units	-	-	28	28
Total liabilities	$-	$-	$1,153	$1,153

The following table presents assets and liabilities measured at fair value at December 31, 2023:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$588	$588
Warrant liability	-	-	520	520
Cash settled performance-vesting restricted stock units	-	-	24	24
Total liabilities	$-	$-	$1,132	$1,132

The following table summarizes changes in the fair value of our Level 3 liabilities during the three months ended March 31, 2024.

(in thousands)	Embedded Redemption Features	Warrant	Cash Settled PRSUs	Level 3 Total
Balance at December 31, 2023	$588	$520	$24	$1,132
Change in FV included in gain on derivative instruments, net	(119)	136	-	17
Stock compensation less payments made	-	-	4	4
Balance at March 31, 2024	$469	$656	$28	$1,153

Note 8 - Stock-Based Compensation

During the three months ended March 31, 2024 and 2023, we recognized $0.3 million of stock-based compensation expense related to RSU and PRSU awards under the fair value method.

During the three months ended March 31, 2024, we granted approximately 56,259 time-based restricted stock units (“RSUs”) with an aggregate fair value of approximately $0.1 million. During the three months ended March 31, 2023, we granted approximately 4,500 time-based RSUs with an aggregate fair value of approximately $33 thousand. During the three months ended March 31, 2024 and 2023, we vested 68,766 and 184,949 RSUs, respectively. Typically, RSU’s vest quarterly in equal amounts over the course of one to three years.

During the three months ended March 31, 2024 and March 31, 2023, no PRSU’s were granted. During the three months ended March 31, 2024 and March 31, 2023, we vested 5,000 PRSUs, of which, 1,250 PRSUs were cash-settled, respectively. As of March 31, 2024, we have 90,942 unvested PRSUs, of which, 35,000 have met the performance obligation and are expected to vest over the next 7 quarters.

We did not grant any stock options for the three months ended March 31, 2024 and 2023.

Note 9 - Debt

Convertible Note

On February 23, 2022, we entered into a Securities Purchase Agreement, as amended, with Lind Global, pursuant to which we issued to Lind Global the 2022 Convertible Note and a common stock purchase warrant to acquire 128,373 shares of our Common Stock (the “2022 Warrant”). The 2022 Convertible Note does not bear interest but was issued at a $0.75 million discount (“OID”). We received proceeds of approximately $4.8 million net of the OID and expenses.

On June 23, 2023, the Company entered into a second Securities Purchase Agreement (the “2023 Purchase Agreement”) with Lind Global, pursuant to which we issued to Lind Global that certain Senior Convertible Promissory Note, dated February 23, 2022 (the “2023 Convertible Note” and, together with the 2022 Convertible Note, the “Convertible Notes”) and a common stock purchase warrant to acquire 426,427 shares of our Common Stock (the “2023 Warrant”). The 2023 Convertible Note does not bear interest but was issued at a $0.3 million discount (“OID”). We received proceeds of approximately $1.4 million net of the OID and expenses.

(in thousands)	2022 Convertible Note	2023 Convertible Note	Total Convertible Notes
	Amount	Amount	Amount

Convertible Note issued	$5,750	$1,800	$7,550
Debt discount	(750)	(300)	(1,050)
Issuance cost:
Commitment fee	(175)	(52)	(227)
Balance of investor’s counsel fees	(43)	(34)	(77)
Net proceeds of Convertible Note	$4,782	$1,414	$6,196

Additional OID costs not in original funds flow	(121)	(15)	(136)
Fair value of Warrant Liabilities on issuance	(724)	(1,119)	(1,843)
Fair value of Conversion Feature on issuance	(306)	(286)	(592)
Allocated OID costs to Warrants	25	30	55
Additional OID costs not in original funds flow	(660)	660	-
Interest expense accrued on Convertible Note as of March 31, 2024	3,213	459	3,672
Principal and interest payments through March 31, 2024	(6,021)	-	(6,021)

Balance of Convertible Note as of March 31, 2024	$188	$1,143	$1,331

The Convertible Notes provide for variable monthly principal repayments beginning 180 days from issuance (with respect to the 2022 Convertible Note) and 12 months from issuance (with respect to the 2023 Convertible Note). Remaining monthly principal payments range from $0.1 to $0.2 million and can be made in the form of cash, shares, or a combination of both at the discretion of GSE.
The following table details the future principal payments of the Convertible Note, gross of debt discounts:

(in thousands)

Years ended December 31:
2024	$1,290
2025	750
Thereafter	-
$2,040

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

The 2022 Convertible Note is guaranteed by each of our subsidiaries and is secured by a first priority lien on all of our assets. The 2022 Convertible Note is not subject to any financial covenants and events of default under the 2022 Convertible Note are limited to events related to payment, market capitalization, certain events pertaining to conversion and the underlying shares of Common Stock and other customary events including, but not limited to, bankruptcy or insolvency. Upon the occurrence of an event of default, the 2022 Convertible Note will become immediately due and payable at an amount equal to 120% of the outstanding principal, subject to any cure periods described in the 2022 Convertible Note, and the lender may demand that all or a portion of the outstanding principal amount be converted into shares of common stock at the lower of the then current conversion price and 80% of the average of the three lowest daily volume-weighted average price (“VWAPs”) during the twenty days prior to delivery of the conversion notice. If there is a change of control of the Company, Lind Global has the right to require us to prepay the outstanding principal amount of the 2022 Convertible Note.

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

The 2022 Warrant entitles Lind Global to purchase up to 128,373 shares of our Common Stock until February 23, 2027, at an exercise price of $19.40 per share, subject to customary adjustments described therein. The Warrant is recorded at fair value upon issuance of $0.7 million and is classified as a current liability to be remeasured at each reporting period (see Note 7). The discount created by allocating proceeds to the Warrant results in a debt discount to be amortized as additional interest expense over the term of the Convertible Note.

On June 23, 2023, in connection with the 2022 amended and restated Convertible Note transaction, the Company evaluated the amendment and concluded it qualified as a troubled debt restructuring. The restructuring did not result in a gain or loss but revised the effective interest rate used to amortize the note going forward.

On June 23, 2023, the Company entered into a second Securities Purchase Agreement (the “2023 Purchase Agreement”) with Lind Global, pursuant to which the Company issued to Lind Global the 2023 Convertible Note at the same time that the Company and Lind Global amended and restated the 2022 Convertible Note. The closing occurred on June 23, 2023, and consisted of the issuance of a secured, two-year interest free convertible promissory note with a funding amount of $1,500,000 and a principal amount of $1,800,000 (as defined above, the “2023 Convertible Note”) and the issuance of common stock purchase warrant to acquire 426,427 shares of the Company’s common stock (the “2023 Warrant” and, together with the 2022 Warrant, the “Warrants”). The proceeds from the transactions contemplated by the 2023 Purchase Agreement were for general working capital purposes and other corporate purposes.

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

The 2023 Warrant entitles Lind Global to purchase up to 426,427 shares of common stock of the Company until the earlier of (a) June 23, 2028 and (b) a merger, sale event or other reclassification of the Company’s common stock, at an exercise price of $5.00 per share, subject to customary adjustments described therein. Additionally, in the event of a sale of all or substantially all of the assets of the Company or a merger, tender offer or certain other change of control events involving the Company, the Company shall, at the holder’s option, exercisable at any time concurrently with, or within 30 days after, the consummation of the transaction, purchase the 2023 Warrant from the holder by paying to the holder an amount of cash equal to (i) if the price per share of Common Stock payable in such transaction is in excess of $10.00, the Adjusted Black Scholes Value, or (ii) if the price per share of Common Stock payable in such transaction is equal to or less than $10.00, the Black Scholes Value, of the remaining unexercised portion of the 2023 Warrant on the date of the consummation of such transaction. “Adjusted Black Scholes Value” means the lesser of (i) the Black Scholes Value and (ii) the price per share of Common Stock payable in the transaction minus the exercise price multiplied by the then amount of unexercised 2023 Warrant shares. “Black Scholes Value” means the value the 2023 Warrant based on the Black-Scholes Option Pricing Model obtained from the “OV” function on Bloomberg, L.P. (“Bloomberg”) determined as of the day of consummation of the applicable transaction for pricing purposes and reflecting (A) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the time between the date of the public announcement of the applicable transaction and the final day of the exercise period, (B) an expected volatility equal to the greater of 100% and the 100 day volatility obtained from the HVT function on Bloomberg as of the Trading Day immediately following the public announcement of the applicable transaction, (C) the underlying price per share used in such calculation shall be the greater of (i) the sum of the price per share being offered in cash, if any, plus the value of any non- cash consideration, if any, being offered in such transaction and (ii) the greater of (x) the last volume weighted average price immediately prior to the public announcement of such transaction and (y) the last volume weighted average price immediately prior to the consummation of such transaction and (D) a remaining option time equal to the time between the date of the public announcement of the applicable transaction and the final day of the exercise period. The 2023 Warrant is in addition to the 2022 Warrant.

The Company evaluated the 2022 Convertible Note and concluded that certain embedded redemption features are required to be accounted for as a derivative liability. Embedded redemption features were recorded at fair value upon issuance of $0.3 million and are classified as current liabilities to be remeasured at each reporting period (see Note 7). The discount created by allocating proceeds to the derivative liability results in a debt discount to be amortized as additional interest expense over the term of the Convertible Notes. The Warrants are accounted for as a derivative liability based on certain features included within the Convertible Note which caused the Company to not be able to assert that it would have sufficient shares in all cases to be able to settle the Warrants. As such, the proceeds (approximately $4.8 million, net of original issue discounts and other payments to lender) were allocated first to the fair value of the Warrants with the residual allocated to the Convertible Notes host instrument. The proceeds allocated to the Convertible Notes were further allocated first to the bifurcated derivative liability based on its fair value with the residual being allocated to the Convertible Notes host instrument.

Upon issuance of the 2023 Convertible Note, the Company re-evaluated the 2022 Convertible Note, in accordance with ASC 815-40-25-10 and its sequencing policy, and concluded that the embedded conversion option was required to be bifurcated and accounted for as a derivative liability as a result of the Company not being able to assert that it would have sufficient shares in all cases to be able to settle the conversion of the 2022 Convertible Note.  The embedded conversion option will be combined with the bifurcated redemption features as a single derivative and is classified as a current liability to be remeasured at each reporting period.  The discount resulting from bifurcating the embedded conversion option will be amortized as additional interest expense over the term of the 2022 Convertible Note.

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

The Convertible Notes are evaluated as a potentially dilutive security in both periods of loss and income for diluted earnings per share purposes. The Warrants are considered a participating security and were not included in the calculation of basic earnings per share for the three months ended March 31, 2024 and the year ended December 31, 2023 as Company reflected net loss for the respective periods. The Warrant will be included in the calculation of diluted earnings per share in periods of net income.

The issuance costs with respect to the Convertible Notes, which are recorded as a debt discount, are deferred and amortized using the effective interest method as additional interest expense over the terms of the Convertible Note at an effective interest rate of 68.6%. The Company incurred total interest expense related to the Convertible Notes of $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

On February 12, 2024, the Company and Lind Global entered into an agreement to amend certain provisions of the Convertible Notes (as amended) to extend the beginning period of required compliance with certain default provisions until June 1, 2024. The agreement amended Section 2.1 pertaining to events of default, to extend the period in which an event of default would occur, as defined above, to any time after June 1, 2024, previously any time after January 31, 2024 as provided in the October 6th amendment defined above. But for the amendment, the Company would have incurred an event of default after the tenth (10th) trading day following January 31, 2024 if the market capitalization of the Company was less than seven million dollars ($7,000,000). The amendments amended the definition of “Conversion Price” in the 2023 Convertible Note to “the lower of (i) $5.00 and (ii) eighty-five percent (85%) of the average of the three (3) lowest daily VWAPs during the twenty (20) Trading Days prior to the delivery by the Holder of the applicable notice of conversion.” No other concession was given with this amendment and legal fees were expenses as incurred.

At March 31, 2024, the outstanding debt under  the Convertible Note agreement was as follows:
(in thousands)	Principal	Debt Discounts	Net

Current portion of Long-Term Debt	$1,740	$(686)	$1,054

Long-Term Debt less current portion	300	(23)	277

Balance of Convertible Notes as of March 31, 2024	$2,040	$(709)	$1,331

At December 31, 2023, the outstanding debt under the Convertible Note agreement was as follows:

(in thousands)	Principal	Debt Discounts	Net

Current portion of Long-Term Debt	$1,849	$(1,039)	$810

Long-Term Debt less current portion	750	(113)	637

Balance of Convertible Notes as of December 31, 2023	$2,599	$(1,152)	$1,447

Letters of Credit

We maintain certain letters of credit with Citizens Bank, N.A. (“Citizens”). As of March 31, 2024, we had four letters of credit totaling $1.1 million outstanding to certain customers which were secured with restricted cash.

Note 10 - Product Warranty

We accrue estimated warranty costs at the time the related revenue is recognized and based on historical experience and projected claims. Our System Design and Build contracts generally include a one year base warranty on the systems. The portion of our warranty provision expected to be incurred within twelve months is classified as current within accrued warranty and the remaining is classified as long-term within other non-current liabilities. As of March 31, 2024 and December 31, 2023 $181 thousand and $176 thousand were classified as current, respectively, and $50 thousand and $108 thousand were classified as long-term as of March 31, 2024 and December 31, 2023, respectively.

The activity in the accrued warranty accounts during the current period is as follows:

(in thousands)
Balance at January 1, 2024	$284
Current period recovery	(28)
Current period claims	(24)
Currency adjustment	(1)
Balance at March 31, 2024	$231

Note 11 - Revenue

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

The following table represents a disaggregation of revenue by type of goods or services for the three months ended March 31, 2024 and 2023, along with the reporting segment for each category:

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Engineering
System Design and Build	$2,127	$1,470
Over time	2,127	1,470

Software and Support	866	1,189
Point in time	5	313
Over time	861	876

Training and Consulting Services	5,736	4,282
Point in time	82	196
Over time	5,654	4,086

Workforce Solutions
Training and Consulting Services	2,554	3,932
Point in time	93	119
Over time	2,461	3,813

Total revenue	$11,283	$10,873

The following table reflects revenue recognized in the reporting periods that was included in contract liabilities from contracts with customers as of the beginning of the periods presented:

(in thousands)	Three months ended
	March 31, 2024	March 31, 2023
Revenue recognized in the period from amounts included in billings in excess of revenue earned at the beginning of the period	$2,077	$1,850

Note 12 - Income Taxes

The following table presents the provision for income taxes and our effective tax rates:

(in thousands)	Three months ended
	March 31, 2024	March 31, 2023
Loss before income taxes	$(1,952)	$(2,990)
Expense (benefit) from income taxes	40	(39)
Effective tax rate	(2.0)%	1.3%

Our income tax expense or benefit for the interim periods presented is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense for the three months ended March 31, 2024 was comprised mainly of current state and foreign tax expense and deferred state tax benefit related to the portion of goodwill which cannot be offset by deferred tax assets and state tax expense. Total income tax benefit for the three months ended March 31, 2023 was comprised mainly of current foreign tax benefit, current state tax expense, and deferred state tax expense related to the portion of goodwill which cannot be offset by deferred tax assets.

Our effective income tax rate was (2.0)% and 1.3% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the difference between our income tax expense at an effective tax rate of (2.0)% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. taxes. For the three months ended March 31, 2023, the difference between our income tax benefit at an effective tax rate of 1.3% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in tax valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S.

Because of our net operating loss carryforwards, we are subject to U.S. federal and state income tax examinations from the year 2003 and forward and are subject to foreign tax examinations by tax authorities for years 2018 and forward.

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

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. We have evaluated all positive and negative evidence and determined that we will continue to assess a full valuation allowance on our U.S., China, and Slovakia net deferred assets as of March 31, 2024. We have determined that it is not more likely than not that the Company will realize the benefits of its deferred taxes in the U.S. and foreign jurisdictions.

Note 13 - Leases

We have lease agreements with lease and non-lease components, which are accounted for as a single lease. We apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities. The operating lease ROU amortization was $49 thousand and $120 thousand for the three months ended March 31, 2024 and 2023, respectively.

Lease contracts are evaluated at inception to determine whether they contain a lease and whether we obtain the right to control an identified asset. The following table summarizes the classification of operating ROU assets and lease liabilities on the consolidated balance sheets:

(in thousands)
		As of
Operating Leases	Classification	March 31, 2024	December 31, 2023

Leased Assets
Operating lease - right of use assets	Long term assets	$364	$413

Lease Liabilities
Operating lease liabilities - Current	Other current liabilities	193	234
Operating lease liabilities	Long term liabilities	322	357
		$515	$591

On June 7, 2023 we entered into an office lease agreement to lease 2,704 square feet in Fort Worth, Texas for an initial lease term ending November 7, 2030. We entered into a lease agreement to lease 2,200 square feet of office space in Columbia, Maryland on September 26, 2022, through November 30, 2024.

The table below summarizes lease income and expense recorded in the consolidated statements of operations incurred during three months ended March 31, 2024 and 2023, (in thousands):

		Three months ended
Lease Cost	Classification	March 31, 2024	March 31, 2023

Operating lease cost (1)	Selling, general and administrative expenses	$76	$128
Short-term leases costs (2)	Selling, general and administrative expenses	2	15
Net lease cost		$78	$143

(1) Includes variable lease costs which are immaterial.
(2) Includes leases maturing less than twelve months from the report date.

The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of March 31, 2024 are as follows:

(in thousands)	Gross Future Minimum Lease Payments
2024 remainder	$180
2025	150
2026	96
2027	89
2028	60
Thereafter	-
Total lease payments	$575
Less: Interest	60
Present value of lease payments	$515

We calculated the weighted-average remaining lease term, presented in years below and the weighted-average discount rate for our operating leases, and we use the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	3.35	3.38
Weighted-average discount rate
Operating leases	6.21%	6.10%

The table below sets out the classification of lease payments in the consolidated statements of cash flows.

(in thousands)	Three months ended
Cash paid for amounts included in measurement of liabilities	March 31, 2024	March 31, 2023
Operating cash flows used in operating leases	$88	$169

Note 14 - Segment Information

We have two reportable business segments for which the Company’s president and CEO is the chief operating decision maker (CODM) for both. The Engineering segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve. Solutions include simulation for both training and engineering applications. Example engineering services include, but are not limited to, plant design verification and validation, thermal performance evaluation and optimization programs, and engineering programs for plants for American Society of Mechanical Engineers (“ASME”) code and ASME Section XI. The Company provides these services across all market segments through our Performance (now doing business as - “GSE Systems & Simulation” or “Systems & Simulation”), True North consulting (now doing business as - “GSE Programs & Performance” or “Programs & Performance”), and DP Engineering (now doing business as - “GSE Design & Analysis” or “Design & Analysis”) subsidiaries. Example training applications include turnkey and custom training services. Contract terms are typically less than two years.

Workforce Solutions segment provides specialized workforce solutions primarily to the nuclear industry, working at clients’ facilities. This business is managed through our Hyperspring (now doing business as - “GSE Training Services” or “Training Services”) and Absolute (now doing business as - “GSE Technical Staffing” or “Technical Staffing”) subsidiaries. The business model, management focus, margins and other factors clearly separate this business line from the rest of the GSE product and service portfolio.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant.

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Revenue:
Engineering	$8,729	$6,942
Workforce Solutions	2,554	3,931
Total revenue	$11,283	$10,873

Gross Profit
Engineering	$2,905	$1,880
Workforce Solutions	311	515
Total gross profit	$3,216	$2,395

Operating loss
Engineering	$(1,398)	$(2,424)
Workforce Solutions	(132)	(359)
Operating loss	$(1,530)	$(2,783)

Interest expense, net	(459)	(286)
Change in fair value of derivative instruments, net	(17)	69
Other loss, net	54	10
Loss before income taxes	$(1,952)	$(2,990)

Note 15 - Commitments and Contingencies

Three former employees of Absolute Consulting, Inc. and Hyperspring, LLC, filed putative class action lawsuits against the Company, alleging that the Company failed to pay overtime wages as required by the Fair Labor Standards Act and state law. The three cases Natalie Adams v. Absolute Consulting, Inc., Case No. 6:20-cv-01099, Matthew Waldecker v. Hyperspring, LLC, Case No. 2:20-cv-1948, Don Pharr v. Absolute Consulting, Inc., Case No. 23-cv-01558-JRR were filed on December 2, 2020, December 15, 2020, and June 8, 2023, respectively.

On August 22, 2023, Plaintiffs in Adams, Waldecker and Pharr and GSE Systems, Inc., Hyperspring and Absolute participated in private mediation. The mediation was successful and an agreement in principle was reached before the conclusion of the mediation to resolve and dismiss all three pending matters in exchange for a settlement payment.

The parties’ settlement agreement was executed on October 30, 2023, and resulted in the dismissal of all three cases. In addition to customary terms, GSE Systems, Hyperspring and Absolute are obligated to make a series of payments in 2024, eventually totaling $750 thousand inclusive of attorneys’ fees and costs. As this amount was included in accrued legal settlements as of December 31, 2023, and included as a part of selling, general and administrative costs for the year ended December 31, 2023.

On December 4, 2020, Hyperspring, LLC filed a Verified Complaint and Motion for Temporary Restraining Order (“TRO”) against a former Hyperspring employee in the Chancery Court of Loudon County, Tennessee, related to her retention of confidential and proprietary information belonging to Hyperspring following the termination of her employment. On January 25, 2021, the employee filed a counterclaim against Hyperspring, seeking payment for alleged unpaid commissions and expenses. On December 19, 2023, the former employee filed a complaint in the United States Eastern District of Tennessee against GSE Systems, Inc and its subsidiaries. On or about February 29, 2024, a settlement agreement was executed by the parties, which resulted in the dismissal of both cases with Hyperspring incurring an obligation to pay approximately $260 thousand inclusive of attorneys’ fees. As amount was probable and estimable, it was included in accrued legal settlements as of December 31, 2023, and included as a part of selling, general and administrative costs for the year ended December 31, 2023.

There is a remaining accrued legal settlement amount of $774 thousand at March 31, 2024 associated with these legal matters.

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

Engineering (approximately 77% of revenue for the three months ended March 31, 2024)

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

Workforce Solutions (approximately 23% of revenue for the three months ended March 31, 2024)

The Workforce Solutions segment supports entire project lifecycles by providing highly specialized, technical talent and specialty services throughout the energy, engineering, and adjacent industries including construction, government, infrastructure, environmental, and manufacturing.  This includes a wide range of solutions including training services, professional services, procedure writing services, and flexible staffing and talent acquisition services through our Training Services and Technical Staffing businesses.

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

Financial information is provided in Note 14 of the accompanying consolidated financial statements regarding our business segments.

Business Strategy

Serve existing customers and adjacencies with compelling solutions with a focus on decarbonization:

Our objective is to create a leading business focused on decarbonizing the power industries by providing a diverse set of highly unique and essential services and technologies, primarily in the nuclear power industry. We are now one of the few, publicly traded engineering and technology companies serving the zero-carbon energy sector of nuclear power and adjacent nuclear markets in Department of Energy, U.S. Navy and related sectors. As a result of this effort and established leadership in key sectors, we are positioned to expand into essential clean energy opportunities that may arise such as wind, solar, hydrogen production, and others. This positioning has allowed us to grow into adjacencies as the arise such as working on engineering projects for a uranium enrichment entity in the United States. The engineering services and technology that we provide to industry are focused on essential capabilities to help plants extend their operating lifetimes, capture the value of the power they produce on to the grid, produce more power from existing assets, and most importantly operate safely in an optimal manner. In 2023, we were keenly focused on organic growth in the sectors we serve by: cross selling and upselling in our existing markets as we focus on delivering significant value to our customers; creating new and compelling solutions in-house as a result of advancements in our technology offerings in partnership with industry early adopters focused on critical business needs; developing new services through combination of our expertise; expanding into compelling adjacent markets such as clean energy as they may arise with renewed sales focus. The focus on organic growth reflects our need to grow in a self-funded manner to achieve cash flow break even and, ultimately, recover to our pre-pandemic revenue levels. We have continued this focus in 2024.

Cross sell and upsell into existing markets:

For the past several years, we have devoted considerable time and effort to diversify both of the Company segment’s solutions capabilities for the nuclear power sector, via a rollup of essential services providers to the industry. To ensure efficient and streamlined operations for the business, we have brought in new engineering experts who are deeply credentialed in the nuclear power industry. We have also retooled our Workforce Solutions sales and recruiting efforts to ensure we are covering the industry broadly. The business units operate uniformly within their respective structure. This structure greatly enhances the opportunity to cross-sell our capabilities across our entire customer base, fostering an important focus of our sales efforts. This further differentiates us as a comprehensive provider to industry versus providers of specific, niche services. Our expectation is that unified go-to-market efforts, such as cross-selling capabilities, will lead to a greater share of available spending within the customer base, which in turn will lead to significant upselling opportunity.

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

As a result of a rejuvenated cross-sell and upsell effort, we are equipped to take this new approach to the market. In particular, with the passage of the Infrastructure Investment and Jobs Act and the Inflation Reduction Act, for the first time there are specific economic incentives from the U.S. Government for nuclear power development and the production of more nuclear baseload power to the grid. We are eager for these incentives to flow to industry spurring the capital investment required to extend the lifetime of the plants and production of more power. With economic incentives in place, the industry can now plan to make such investments. The challenge we are seeing is that the industry is still slow to advance investments that will result in an uptick in business for companies like GSE that serve the sector. Although we believe it is only a matter of time until this rollout progresses, the current pace presents a challenge in the interim and the Company has taken steps to align to the realities of the current state of industry spend. As a key provider of essential services to the nuclear power sector, we are poised to benefit from industry investment as it rolls out to the vendor ecosystem. We further retooled our Workforce Solutions business in 2023 to align to the realities of industry spend and continue to bring in key engineering talent to align and grow our engineering business teams as that business has shown nascent signs of growth. We have also spent significant effort putting in place Master Services Agreements (“MSAs”) with key utility operators. Having this commercial infrastructure in place is a significant step forward to facilitate ease of consumption of our solutions once a decision to do so is made by clients/prospects. This effort will continue during 2024 with the added focus of converting workorders and PO’s from the MSAs we win.

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

We have also made recent, significant enhancements in product offerings for improving the thermal performance of power plants. We have introduced a next generation platform in TSM, providing a technology platform to centralize and continuously monitor plant thermal performance. The solution benefits our customers by automating standardized reporting in modern dashboards available to engineers and decision makers across the fleet, leveraging automation to facilitate troubleshooting plant performance issues, reducing time and error with direct access to source data, and applying industry guidelines for problem resolution. This platform also supports integration with DVR (implemented by Programs & Performance) that enhances the quality of data for plant performance insights, analysis and decision making, providing a solution to better detect and identify faulty measurements/sensors and thus reduce maintenance costs by focusing on critical components. Other recent platform improvements have included integration with Asset Management Systems (to streamline work processes and increase efficiencies) and enhancements in digitizing troubleshooting knowledge for custom scenarios/plants.

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

Additionally, enhancements to training content and delivery continue through the EnVision On-Demand platform, allowing our customers to access training content from anywhere in synchronous and asynchronous modes, thus increasing their efficiency and reducing infrastructure costs. We intend to continue to make pragmatic and measured investments in R&D that first and foremost are driven by the market and complement our growth strategy. Such investments in R&D may result in on-going enhancement of existing solutions as well as the creation of new solutions to serve our target markets, ensuring that we add greater value that is easier to use, at lower total cost of ownership than any alternative available to customers. Recent enhancements to our EnVision On-Demand SaaS platform include usability improvements for administrators, instructors and trainees as well as enhanced access security for cloud learning and simulation portal. We have pioneered a number of industry standards and intend to continue to be one of the most innovative companies in our industry. We had R&D expenditures totaling $278 thousand and $258 thousand, of which, $49 thousand and $77 thousand were capitalized during the three months ended March 31, 2024 and 2023, respectively.

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

Employees

As of March 31, 2024, we had approximately 257 employees, which includes approximately 197 employees in our Engineering segment and approximately 60 employees in our Workforce Solutions segment.

Backlog

As of March 31, 2024, we had approximately $37.7 million of total gross revenue backlog, which included $32.3 million of Engineering backlog and $5.4 million of Workforce Solutions backlog. As of December 31, 2023, our backlog was $34.5 million with $29.0 million attributed to our Engineering segment and $5.5 million to Workforce Solutions. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third-party or pass-through costs to subcontractors and other parties. Because backlog is not a U.S. GAAP measurement, our computation of backlog may not necessarily be comparable to that of our industry peers.

Results of Operations

The following table sets forth our results of operations, expressed in thousands of dollars and as a percentage of revenue:

	Three months ended
(in thousands)	March 31, 2024		March 31, 2023
	$	%	$	%
Revenue	$11,283	100.0%	$10,873	100.0%
Cost of revenue	8,067	71.5%	8,478	78.0%
Gross profit	3,216	28.5%	2,395	22.0%

Operating expenses:
Selling, general and administrative	4,360	38.6%	4,788	44.0%
Research and development	229	2.0%	181	1.7%
Depreciation	58	0.5%	48	0.4%
Amortization of intangible assets	99	0.9%	161	1.5%
Total operating expenses	4,746	42.1%	5,178	47.6%
Operating loss	(1,530)	(13.7)%	(2,783)	(25.7)%
Interest expense, net	(459)	(4.1)%	(286)	(2.6)%
Change in fair value of derivative instruments, net	(17)	(0.2)%	69	0.6%
Other loss, net	54	0.5%	10	0.1%
Loss before income taxes	(1,952)	(17.3)%	(2,990)	(27.5)%
Expense (benefit) from income taxes	40	0.4%	(39)	(0.4)%
Net loss	$(1,992)	(17.7)%	$(2,951)	(27.1)%

Revenue

Revenue for the three months ended March 31, 2024 totaled $11.3 million, which was 4% increase over the $10.9 million of revenue for the three months ended March 31, 2023.

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023	Change
Revenue:			$	%
Engineering	$8,729	$6,942	1,787	26%
Workforce Solutions	2,554	3,931	(1,377)	(35)%
Total revenue	$11,283	$10,873	410	4%

Engineering revenue increased 26% from $6.9 million to $8.7 million for the three months ended March 31, 2024 and 2023, respectively. The increase in revenue was primarily attributable to increased utilization, which helped turn backlog into revenue at a faster rate. We recorded total Engineering orders of $12.1 million and $14.7 million for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, Workforce Solutions revenue decreased 35% to $2.6 million compared to revenue of $3.9 million for the three months ended March 31, 2023. The decrease in revenue was due to fewer contracts being serviced in Q1 2024 compared to Q1 2023. We recorded total new orders of $2.5 million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, our backlog was $37.7 million, of which, $32.3 million was attributed to the Engineering segment and $5.4 million was attributed to the Workforce Solutions segment. As of December 31, 2023, our backlog was $34.5 million with $29.0 million attributed to our Engineering segment and $5.5 million to Workforce Solutions.

Gross Profit

Gross profit was $3.2 million or 28.5% of revenue and $2.4 million or 22.0% of revenue for the three months ended March 31, 2024 and 2023, respectively.

	Three months ended
	March 31, 2024		March 31, 2023
(in thousands)	$	%	$	%
Gross profit:
Engineering	$2,905	33.3%	$1,880	27.1%
Workforce Solutions	311	12.2%	515	13.1%
Total gross profit	$3,216	28.5%	$2,395	22.0%

The Engineering segment’s gross profit increased by $1.0 million during three months ended March 31, 2024 over three months ended March 31, 2023. The increase is primarily related to improved margin in our Design & Analysis business, driven by increased utilization in the Q1 2024 period compared to Q1 2023.

The Workforce Solutions segment’s gross profit decreased by $0.2 million during three months ended March 31, 2024 over three months ended March 31, 2023. The decrease in gross profit was primarily due to the reduction in the demand from existing customers for additional workforce professionals.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses totaled $4.4 million and $4.8 million for the three months ended March 31, 2024 and 2023, respectively. Fluctuations in the components of SG&A spending were as follows.

	Three months ended
(in thousands)	March 31, 2024%		March 31, 2023%

Selling, general and administrative expenses:
Corporate charges	$3,496	80.2%	$3,486	72.8%
Business development	766	17.6%	1,116	23.3%
Facility operation & maintenance (O&M)	39	0.9%	141	2.9%
Credit loss expense (recovery)	56	1.3%	32	0.7%
Other	3	0.1%	13	0.3%
Total	$4,360	100.0%	$4,788	100.0%

Corporate charges

During the three months ended March 31, 2024, corporate charges increased by $10 thousand over the same period of the prior year. This is primarily driven by the $0.5 million increase in advisory fees, offset by a decrease in $0.4 million indirect labor & burden costs and $0.1 million recruiting fees.

Business development expenses

Business development expense decreased $0.4 million during the three months ended March 31, 2024 over the same period of the prior fiscal year. The decrease was primarily driven by decreased headcount on our Workforce Solutions business unit.

Facility operation & maintenance (“O&M”)

Facility O&M expenses decreased $102 thousand for three months ended March 31, 2024, respectively, compared to the same period in 2023. The decrease in facility O&M during fiscal 2024 was mainly due to the reduction of office space leased in our Ft. Worth, Texas, location.

Credit loss expense

We recorded $56 thousand and $32 thousand credit loss expense during the three months ended March 31, 2024 and 2023, respectively.

Research and development

Research and development costs consist primarily of software engineering personnel and other related costs. Research and development costs, net of capitalized software, totaled $229 thousand and $181 thousand for the three months ended March 31, 2024 and 2023, respectively.

Depreciation

We recorded depreciation expense of $58 thousand and $48 thousand for the three months ended March 31, 2024 and 2023, respectively. The increase of $10 thousand for the three months ended March 31, 2024 over the same period in 2023 was due primarily to additional leasehold improvement assets related to the new Ft. Worth office lease entered into Q2 2023.

Amortization of intangible assets

Amortization expense related to definite-lived intangible assets totaled $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

Interest expense, net

Interest expense totaled $459 thousand and $286 thousand for the three months ended March 31, 2024 and 2023, respectively. The increase was mainly due to an increase in total indebtedness compared to Q1 2023.

Other income, net

For the three months ended March 31, 2024 and 2023, we recognized other income, net of $54 thousand and $10 thousand, respectively.

Income taxes (benefit) expense

Income tax (benefit) expense for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Total income tax expense of $40 thousand for the three months ended March 31, 2024 was comprised mainly of current state and foreign tax expense and deferred state tax benefit related to the portion of goodwill which cannot be offset by deferred tax assets. Total income tax benefit of $(39) thousand for the three months ended March 31, 2023 was comprised mainly of current foreign tax benefit, current state tax expense, and deferred state tax expense related to the portion of goodwill which cannot be offset by deferred tax assets.

Our income tax effective rate was (2.0)% and 1.3% for the three months ended March 31, 2024 and 2023, respectively. The difference between our income tax expense at an effective tax rate of (2.0)% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. taxes. For the three months ended March 31, 2023, the difference between the income tax benefit at an effective tax rate of 1.3% and a benefit at the U.S. statutory federal income tax rate of 21% was primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, a change in valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. taxes.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, Management makes several estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses. Our most significant estimates relate to revenue recognition on contracts with customers, product warranties, valuation of goodwill and intangible assets acquired including the determination of fair value in impairment tests, valuation of long-lived assets, valuation of stock-based compensation awards and the recoverability of deferred tax assets. These critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our most recent Annual Report on Form 10-K, filed with the SEC on April 2, 2024. In addition, in the quarter ended March 31, 2023, we established mark-to-market liabilities related to certain common stock purchase warrants and certain embedded features included in our convertible debt. The fair values of these are estimated upon issuance and at each reporting period thereafter. For all accounting policies described in this document, management cautions that future events rarely develop exactly as forecasted and even our best estimates may require adjustment as facts and circumstances change.

Liquidity and Capital Resources

As of March 31, 2024, our cash, cash equivalents and restricted cash totaled $2.8 million, compared to $3.7 million as of December 31, 2023.

As of March 31, 2024, we have current restricted cash and long-term restricted cash of $0.4 million and $1.1 million, respectively. We have restricted cash of $1.1 million to secure four letters of credit with various customers and $0.4 million to secure our corporate credit card program.

For the three months ended March 31, 2024 and 2023, net cash used in operating activities were $0.4 million and $0.8 million, respectively. The increase in cash flows used in operating activities was primarily driven by increased collections in the three months ended March 31, 2024.

Net cash used in investing activities totaled $0.1 million for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, net cash used in financing activities was $0.4 million and $0.6 million, respectively. The decrease in cash used in financing activities of $0.2 million was primarily driven by decrease in principle repayments of our convertible notes. This decrease is due to reduction in the monthly principal payments effected by the June 2023 amendment to the 2022 Convertible Note (see Note 9).

Non-GAAP Financial Measures

Adjusted EBITDA

References to “EBITDA” mean net loss, before taking into account interest expense, provision for income taxes, depreciation and amortization. References to Adjusted EBITDA exclude the stock-based compensation expense, advisory fees and change in fair value of derivative instruments. EBITDA and Adjusted EBITDA are not measures of financial performance under U.S. generally accepted accounting principles (U.S. GAAP). Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other GAAP measures, are useful to investors to evaluate our results because it excludes certain items that are not directly related to our core operating performance that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly-titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with U.S. GAAP. A reconciliation of non-U.S. GAAP EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP measure in accordance with SEC Regulation G follows:

(in thousands)
	Three months ended
	March 31, 2024	March 31, 2023
Net loss	$(1,992)	$(2,951)
Interest expense, net	459	286
Expense (benefit) from income taxes	40	(39)
Depreciation and amortization	259	294
EBITDA	(1,234)	(2,410)
Stock-based compensation expense	294	285
Advisory fees	476	-
Change in fair value of derivative instruments, net	17	(69)
Adjusted EBITDA	$(447)	$(2,194)

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

(in thousands)	Three months ended
	March 31, 2024	March 31, 2023

Net loss	$(1,992)	$(2,951)
Stock-based compensation expense	294	285
Advisory fees	476	-
Change in fair value of derivative instruments, net	17	(69)
Amortization of intangible assets related to acquisitions	99	161
Adjusted net loss	$(1,106)	$(2,574)

Loss per share - diluted	$(0.63)	$(1.29)
Add back: Effect of stock-based compensation expense	0.09	0.13
Add back: Effect of advisory fees	0.15	-
Add back: Effect of change in fair value of derivative instruments, net	0.01	(0.03)
Add back: Effect of amortization of intangible assets related to acquisitions	0.03	0.07
Adjusted loss per common share – Diluted	$(0.35)	$(1.12)

Weighted average shares outstanding used to compute adjusted net loss per share - basic and diluted(1)	3,148,806	2,293,389

(1) During the three months ended March 31, 2024 and 2023, we reported a GAAP net loss and an adjusted net loss. Accordingly, there were no dilutive shares from RSUs included in the adjusted earnings per share calculation that were considered anti-dilutive when calculating the net loss per share.

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

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) None.

(b) None.

(c) None.

Item 6.	Exhibits

10.1
Employment Agreement, dated January 1, 2019, by and between GSE Systems, Inc. and Ravi Khanna. Incorporated herein by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on April 30, 2024.

10.2
Amendment to Employment Agreement, dated November 24, 2020, by and between GSE Systems, Inc. and Ravi Khanna. Incorporated herein by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission on April 30, 2024.

10.3
Letter Agreement, dated April 30, 2024, by and between GSE Systems, Inc. and Ravi Khanna. Incorporated herein by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission on April 30, 2024.

10.4
Separation Agreement, dated April 30, 2024, including Amendment to Restricted Share Unit Agreements (attached as Exhibit A), by and between GSE Systems, Inc. and Kyle J. Loudermilk. Incorporated herein by reference to Exhibit 10.4 of Form 8-K filed with the Securities and Exchange Commission on April 30, 2024.

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

Date: May 15, 2024
GSE SYSTEMS, INC.

/S/ RAVI KHANNA
Ravi Khanna
President and Chief Executive Officer
(Principal Executive Officer)

/S/ EMMETT A. PEPE
Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)