Form 10-Q
period 2024-06-30
GSE SYSTEMS INC
filed 2024-08-14
CIK 944480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____

Commission File Number 001-14785

GSE Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1868008
(State of incorporation)	(I.R.S. Employer Identification Number)

6940 Columbia Gateway Dr., Suite 470, Columbia MD	21046
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12(b)-2 of the Exchange Act).    Yes  ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	GVP	The NASDAQ Capital Market

There were 3,471,677 shares of common stock, with a par value of $0.01 per share outstanding as of August 9, 2024.

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
	(in thousands, except per share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,254	$2,250
Restricted cash, current	379	378
Contract receivables, net of allowance for credit loss	9,391	10,166
Prepaid expenses and other current assets	553	879
Total current assets	11,577	13,673

Equipment, software and leasehold improvements, net	650	754
Software development costs, net	761	750
Goodwill	4,908	4,908
Intangible assets, net	997	1,179
Restricted cash - long term	1,086	1,083
Operating lease right-of-use assets, net	297	413
Other assets	45	45
Total assets	$20,321	$22,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term note	$1,200	$810
Accounts payable	2,388	3,300
Accrued expenses	1,768	1,053
Accrued legal settlements	529	1,010
Accrued compensation	2,146	1,086
Billings in excess of revenue earned	4,974	5,119
Accrued warranty	166	176
Income taxes payable	1,776	1,701
Derivative liabilities	1,861	1,132
Other current liabilities	358	956
Total current liabilities	17,166	16,343

Long-term note, less current portion	-	637
Operating lease liabilities, noncurrent	301	357
Other noncurrent liabilities	80	126
Total liabilities	17,547	17,463

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 60,000,000 shares authorized, 3,466,522 and 3,194,030 shares issued, 3,306,631 and 3,034,139 shares outstanding, respectively	34	32
Additional paid-in capital	87,253	86,983
Accumulated deficit	(81,554)	(78,708)
Accumulated other comprehensive income	40	34
Treasury stock at cost, 159,891 shares	(2,999)	(2,999)
Total stockholders’ equity	2,774	5,342
Total liabilities and stockholders’ equity	$20,321	$22,805

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands, except per share data)
Revenue	$11,725	$12,387	$23,008	$23,260
Cost of revenue	8,051	9,172	16,118	17,650
Gross profit	3,674	3,215	6,890	5,610
Operating expenses:
Selling, general and administrative	3,070	3,653	7,430	8,441
Research and development	118	154	347	335
Restructuring charges	64	-	64	-
Depreciation	50	53	108	101
Amortization of intangible assets	83	131	182	292
Total operating expenses	3,385	3,991	8,131	9,169
Operating income (loss)	289	(776)	(1,241)	(3,559)

Interest expense, net	(258)	(767)	(717)	(1,053)
Change in fair value of derivative instruments, net	(736)	171	(753)	240
Other (loss) income, net	(47)	(98)	7	(88)
Loss before income taxes	(752)	(1,470)	(2,704)	(4,460)
Expense (benefit) from income taxes	102	28	142	(11)
Net loss	$(854)	$(1,498)	$(2,846)	$(4,449)

Net loss per common share - basic and diluted	$(0.26)	$(0.62)	$(0.89)	$(1.89)

Weighted average shares outstanding used to compute net loss per share - basic and diluted	3,258,124	2,418,827	3,203,465	2,356,413

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Net loss	$(854)	$(1,498)	$(2,846)	$(4,449)
Cumulative translation adjustment	(21)	70	6	60
Comprehensive loss	$(875)	$(1,428)	$(2,840)	$(4,389)

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Six Months Ended	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, January 1, 2024	3,194	$32	$86,983	$(78,708)	$34	(160)	$(2,999)	$5,342

Stock-based compensation expense	-	-	29	-	-	-	-	29
Common stock issued for RSUs vested	88	-	-	-	-	-	-	-
Shares withheld to pay taxes	-	-	(69)	-	-	-	-	(69)
Foreign currency translation adjustment	-	-	-	-	6	-	-	6
Repayment of convertible note in shares	185	2	310	-	-	-	-	312
Net loss	-	-	-	(2,846)	-	-	-	(2,846)
Balance, June 30, 2024	3,467	$34	$87,253	$(81,554)	$40	(160)	$(2,999)	$2,774

Balance, January 1, 2023	2,405	$24	$83,127	$(69,927)	$6	(160)	$(2,999)	$10,231
Adoption of ASC 326 Current Expected Credit Losses (CECL)	-	-	-	(57)	-	-	-	(57)
Balance, January 1, 2023	2,405	24	83,127	(69,984)	6	(160)	(2,999)	10,174

Stock-based compensation expense	-	-	537	-	-	-	-	537
Common stock issued for RSUs vested	38	-	(2)	-	-	-	-	(2)
Shares withheld to pay taxes	-	-	(57)	-	-	-	-	(57)
Foreign currency translation adjustment	-	-	-	-	60	-	-	60
Repayment of convertible note in shares	197	2	1,274	-	-	-	-	1,276
Net loss	-	-	-	(4,449)	-	-	-	(4,449)
Balance, June 30, 2023	2,640	$26	$84,879	$(74,433)	$66	(160)	$(2,999)	$7,539

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
Three Months	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, March 31, 2024	3,400	$34	$87,440	$(80,700)	$61	(160)	$(2,999)	$3,836

Stock-based compensation expense	-	-	(263)	-	-	-	-	(263)
Common stock issued for RSUs vested	43	-	-	-	-	-	-	-
Shares withheld to pay taxes	-	-	(4)	-	-	-	-	(4)
Foreign currency translation adjustment	-	-	-	-	(21)	-	-	(21)
Repayment of convertible note in shares	24	-	80	-	-	-	-	80
Net loss	-	-	-	(854)	-	-	-	(854)
Balance, June 30, 2024	3,467	$34	$87,253	$(81,554)	$40	(160)	$(2,999)	$2,774

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	Amount	Total

Balance, March 31, 2023	2,516	$25	$84,076	$(72,935)	$(4)	(160)	$(2,999)	$8,163

Stock-based compensation expense	-	-	263	-	-	-	-	263
Common stock issued for RSUs vested	26	-	-	-	-	-	-	-
Shares withheld to pay taxes	-	-	1	-	-	-	-	1
Foreign currency translation adjustment	-	-	-	-	70	-	-	70
Repayment of convertible note in shares	98	1	539	-	-	-	-	540
Net loss	-	-	-	(1,498)	-	-	-	(1,498)
Balance, June 30, 2023	2,640	$26	$84,879	$(74,433)	$66	(160)	$(2,999)	$7,539

The accompanying notes are an integral part of these consolidated financial statements.

GSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,846)	$(4,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	108	101
Amortization of intangible assets	182	292
Amortization of capitalized software development costs	197	167
Amortization of deferred financing costs	19	15
Amortization of debt discount	702	556
Loss on debt settled in shares	72	145
Stock-based compensation expense	20	531
Credit loss expense	65	30
Change in fair value of derivative instruments, net	753	(240)
Deferred income taxes	(1)	6
Foreign currency transaction loss	-	135
Changes in assets and liabilities:
Contract receivables	704	(254)
Prepaid expenses and other assets	398	1,472
Accounts payable, accrued compensation and accrued expenses	899	1,724
Billings in excess of revenue earned	(140)	(992)
Accrued warranty	(62)	(72)
Other liabilities	(916)	10
Net cash provided by (used in) operating activities	154	(823)

Cash flows from investing activities:
Capital expenditures	(3)	(13)
Capitalized software development costs	(208)	(239)
Net cash used in investing activities	(211)	(252)

Cash flows from financing activities:
Repayment of insurance premium financing	(441)	(486)
Proceeds from issuance of long-term debt and warrants	-	1,800
Payments of debt issuance and original discount on issuance of long-term debt and warrants	-	(386)
Principal repayment of convertible note	(397)	(768)
Tax paid for shares withheld	(69)	(77)
Net cash (used in) provided by financing activities	(907)	83

Effect of exchange rate changes on cash	(28)	(29)
Net decrease in cash, cash equivalents and restricted cash	(992)	(1,021)
Cash, cash equivalents and restricted cash at beginning of the period	3,711	4,376
Cash, cash equivalents and restricted cash at the end of the period	$2,719	$3,355

Cash and cash equivalents	$1,254	$1,775
Restricted cash, current	379	500
Restricted cash included in other long-term assets	1,086	1,080
Total cash, cash equivalents and restricted cash	$2,719	$3,355

Supplemental cash flow disclosures:
Non-cash financing activities
Repayment of convertible note in shares	$312	$1,276
Establishment of new right-of-use assets	-	1,294
Establishment of new operating lease liability	-	(333)
Discount on issuance of convertible note	-	300

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

Liquidity and Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with U.S. GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and satisfy its liabilities and commitments in the normal course of business. Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, are only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management determined that the implemented plans to mitigate relevant conditions may not alleviate management’s concerns that raise substantial doubt about the Company’s ability to continue as a going concern within the twelve months ended August 15, 2025 (See Note 13 - Subsequent Events).

The Company has incurred operating losses and has not demonstrated an ability to generate cash in excess of its operating expenses for a sustained period of time. The Company has not achieved its forecast for several periods and there is no assurance that it will achieve its forecast. During the year ended December 31, 2023 and the six months ended June 30, 2024, the Company generated a loss from operations of $6.8 million and $1.2 million, respectively. The 2023 loss from operations included non-cash impairment charges of goodwill from our Workforce Solutions segment totaling $1.4 million. As of June 30, 2024, the Company had domestic unrestricted cash and cash equivalents of $0.5 million which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued.

These factors create substantial doubt about the Company's ability to continue as a going concern. In making this assessment we performed a comprehensive analysis of our current circumstances and to alleviate these conditions, management is monitoring the Company’s performance and evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, restructuring of operations to grow revenues and decrease expenses, obtaining equity financing, issuing debt, entering other financing arrangements, and or considering changes to the organization structure. The analysis used to determine the Company’s ability to continue as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next twelve months ending August 15, 2025.

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

3. LOSS PER SHARE

For the period of net loss, potentially dilutive securities are not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive.

Table 3: Potentially Dilutive Securities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total shares considered for dilution	1,103,556	1,176,980	1,022,357	1,226,378

4. CONTRACT RECEIVABLES, NET

Contract receivables represent our unconditional rights to consideration due from our domestic and international customers. We expect to collect all contract receivables within the next twelve months.

Table 4: Details of Contract Receivables, Net
	June 30, 2024	December 31, 2023
	(in thousands)
Billed receivables	$3,980	$5,720
Unbilled receivables	5,727	4,729
Allowance for credit loss	(316)	(283)
Contract receivables, net	$9,391	$10,166

As of June 30, 2024, one customer has a balance that represents 17% of our contract receivable balance. During the month of July 2024, we invoiced $4.1 million of the unbilled receivables as of June 30, 2024.

Our foreign currency denominated contract receivables, billings in excess of revenue earned and subcontractor accruals that are related to the outstanding foreign exchange contracts are remeasured at the end of each reporting period into our functional currency, using the current exchange rate at the end of the period. The gain or loss resulting from such remeasurement is included in other (loss) income, net in the consolidated statements of operations.  During the three months ended June 30, 2024 and 2023, we recognized a loss on remeasurement of these foreign exchange contracts of $36 thousand and $55 thousand, respectively. During the six months ended June 30, 2024 and 2023, we recognized a gain on remeasurement of these foreign exchange contracts of $48 thousand and $17 thousand, respectively.

During the three months ended June 30, 2024 and 2023, we recorded credit loss expense (recovery) of $9 thousand and ($2) thousand, respectively.  During the six months ended June 30, 2024 and 2023, we recorded credit loss expense of $65 thousand, and $30 thousand respectively.

5. GOODWILL

The goodwill balance was $4.9 million as of June 30, 2024 and December 31, 2023.  The entire balance is allocated to the Engineering segment. Goodwill is subject to annual impairment tests and impairment will be assessed if triggering events are present in the interim periods before the annual tests. No impairment charges were recorded for the three months and six months ended June 30, 2024 and 2023.

6. FAIR VALUE MEASUREMENTS

The following liabilities are recorded at fair value on a recurring basis:

•
Embedded derivatives - Our convertible debt issued in February 2022, amended in June 2023 and our convertible debt issued in June 2023 (see Note 8 - Debt) includes certain embedded redemption features that are required to be bifurcated as embedded derivatives and measured at fair value on a recurring basis. We estimate the fair value using a Monte Carlo simulation based on estimates of our future stock price and assumptions about the possible redemption scenarios.

•	Warrants - The Company used the Monte Carlo simulation model to determine the fair value of the Warrants, which required the input of subjective assumptions. (See Note 8 - Debt)

•
Cash-Settled PRSUs - The Company used the Monte Carlo simulation model to determine the fair value of the cash-settled PRSUs, which required the input of subjective assumptions. All cash-settled PRSUs have been released or forfeited as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, we considered the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, contract receivable and accounts payable, to approximate fair value based upon their short-term nature.

Table 6.1 - Fair Value Measurements - Current Period
	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Derivative liability	$-	$-	$362	$362
Warrant liability	-	-	1,499	1,499
Total liabilities	$-	$-	$1,861	$1,861

Table 6.2 - Fair Value Measurements - Prior Period
	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Derivative liability	$-	$-	$588	$588
Warrant liability	-	-	520	520
Cash settled performance-vesting restricted stock units	-	-	24	24
Total liabilities	$-	$-	$1,132	$1,132

Table 6.3 - Changes in Level 3 Fair Value Measurements for the Six Months Ended June 30, 2024
	Embedded Derivatives	Warrant	Cash Settled PRSUs	Level 3 Total
	(in thousands)
Balance at December 31, 2023	$588	$520	$24	$1,132
Change in fair value of derivative instruments, net included on statement of operations	(226)	979	-	753
Stock compensation net of payments and forfeitures	-	-	(24)	(24)
Balance at June 30, 2024	$362	$1,499	$-	$1,861

Table 6.4 - Significant Unobservable Inputs Utilized for Level 3 as of June 30, 2024
	The “2022 Warrants”	2023 Convertible Note	The “2023 Warrants”
Exercise Price	$19.40	$5.00	$5.00
Common Stock Price	4.60	4.60	4.60
Risk Free Rate	4.4%	4.4%	4.4%
Volatility	100.0%	100.0%	100.0%
Term (in years)	2.7 yrs.	1.0 yrs.	4.0 yrs.

7. STOCK-BASED COMPENSATION

During the three and six months ended June 30, 2024, we recognized a recovery of expense of $(0.3) million and a net expense of $20 thousand related to time-based restricted stock units (“RSU”) and performance-vesting restricted stock units (“PRSU”) awards, respectively.  The recovery in the second quarter 2024 is the result of $0.3 million of forfeitures of RSUs and PRSUs as a result of the departure of our CEO.  During the three and six months ended June 30, 2023, we recognized $0.3 million and $0.5 million of stock-based compensation expense related to RSU and PRSU awards, respectively.

During the six month ended June 30, 2024, we granted approximately 56,259 time-based RSUs with an aggregate fair value of approximately $0.1 million. We granted no time-based RSUs during the three months ended June 30, 2024.  During the three and six months ended June 30, 2023, we granted approximately 40,827 and 56,827 RSU with an aggregate fair value of approximately $0.2 million and $0.2 million, respectively.

During the three months ended June 30, 2024 and 2023, we vested approximately 45,307 and 26,886 RSUs, respectively. During the six months ended June 30, 2024 and 2023, we vested approximately 68,440 and 43,448 RSUs, respectively. Typically RSUs vest quarterly in equal amounts over the course of one to three years.

During the three and six months ended June 30, 2024, no PRSU’s were granted.  During the three and six months ended June 30, 2023, we granted approximately 597,665 PRSU’s. These grants are subject to multiple vesting criteria including reaching a 20-day VWAP of $15.00 prior to the expiration of the awards, and a time-vesting restriction, which will vest in equal parts over the next 18 quarters.

During the six months ended June 30, 2023, we vested 10,000 PRSUs, of which, 2,500 PRSUs were cash-settled, respectively.  During the six months ended June 30, 2024, we vested 5,000 PRSUs, of which 1,250 were cash-settled. The market vesting criteria for the Q1 2022 PRSU grant was achieved in April 2022 for the 80,000 PRSUs which will fully vest over the next 10 quarters.

We did not grant any stock options for the three and six months ended June 30, 2024 and 2023.

8. DEBT

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

Table 8.1: Details of Convertible Notes
	2022 Convertible Note	2023 Convertible Note	Total Convertible Notes
	(in thousands)
Convertible Note issued	$5,750	$1,800	$7,550
Debt discount	(750)	(300)	(1,050)
Issuance cost:
Commitment fee	(175)	(52)	(227)
Balance of investor’s counsel fees	(43)	(34)	(77)
Net proceeds of Convertible Note	$4,782	$1,414	$6,196

Additional OID costs not in original funds flow	(121)	(15)	(136)
Fair value of Warrant Liabilities on issuance	(724)	(1,119)	(1,843)
Fair value of Conversion Feature on issuance	(306)	(286)	(592)
Allocated OID costs to Warrants	25	30	55
Additional OID costs not in original funds flow	(660)	660	-
Interest expense accrued on Convertible Note as of June 30, 2024	3,265	666	3,931
Principal and interest payments through June 30, 2024	(6,261)	(150)	(6,411)

Balance of Convertible Note as of June 30, 2024	$-	$1,200	$1,200

The Convertible Notes provide for variable monthly principal repayments beginning 180 days from issuance (with respect to the 2022 Convertible Note) and 12 months from issuance (with respect to the 2023 Convertible Note). As of June 30, 2024, the 2022 Convertible Note has been fully paid off. Remaining monthly principal payments for the 2023 Convertible Note are $150,000 and can be made in the form of cash, shares, or a combination of both at the discretion of GSE.

Table 8.2: Details of Debt Balances
	June 30, 2024	December 31, 2023
	(in thousands)
2022 Convertible Note	$-	$799
2023 Convertible Note	1,650	1,800
Funded Debt	1,650	2,599
Less: Unamortized debt-issuance costs and discounts	(450)	(1,152)
Total debt	1,200	1,447
Less: Current portion of long-term debt	(1,200)	(810)
Long-term debt	$-	$637

Table 8.3: Details of Future Minimum Principal Payments Due
Amount
(in thousands)
July 1, 2024 through December 31, 2024	$900
January 1, 2025 through June 30, 2025	750
$1,650

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

On June 23, 2023, the Company and Lind Global agreed to amend and restate the 2022 Convertible Note. The 2022 Convertible Note, as now amended, is now secured, interest free convertible promissory note in the principal amount of $2,747,228, such amount being the outstanding balance of the 2022 Convertible Note as of June 23, 2023. Just prior to the amendment, there was an event of default (EOD) related to the total market capitalization provision in the original 2022 Convertible Note. The EOD that occurred was waived, and we incurred a 20% charge included in the amended and restated 2022 Convertible Note, which the Company has treated as additional interest. The 2022 Convertible Note was fully paid as of June 30, 2024.

On October 6, 2023, the Company and Lind Global entered into that certain First Amendment to the 2022 Convertible Note (“A&R Note Amendment”), amending the 2022 Convertible Note to extend the beginning period of required compliance with certain default provisions until January 31, 2024. The A&R Note Amendment amended Section 2.1 pertaining to events of default by deleting and replacing Section 2.1(r), which previously provided for an event of default under the Note in the event that the Company’s Market Capitalization was below $7 million for ten (10) consecutive days. As amended, the A&R Note provided that, at any time after January 31, 2024, an event of default will occur in the event that the Company’s Market Capitalization is below $7 million for ten (10) consecutive days. Prior to the Amendment, the “Conversion Price” in Section 3.1(b) of the A&R Note “was $19.40 and shall be subject to adjustment as provided herein.” The A&R Note Amendment amended the definition of “Conversion Price” “the lower of (i) $19.40 and (ii) eighty-five percent (85%) of the average of the three (3) lowest daily VWAPs during the twenty (20) Trading Days prior to the delivery by the Holder of the applicable notice of conversion.” There was no accounting impact related to this amendment as conversion options are already bifurcated as an embedded derivative and recorded at fair value at each reporting period.

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

Upon the occurrence of an event of default as described in the 2023 Convertible Note, the 2023 Convertible Note will become immediately due and payable at the default premium described in the 2023 Convertible Note, subject to any cure periods described in the 2023 Convertible Note. Events of default include, but are not limited to, a payment default on any other indebtedness in excess of $250,000; the shares no longer publicly being traded or cease to be listed on a trading market; if after six months, the shares are not available for immediate resale under Rule 144; and the Company’s market capitalization is below $7,000,000 for ten (10) consecutive days. Upon an event of default, subject to any applicable cure period, the holder of the 2023 Convertible Note can, among other things, accelerate payment of the 2023 Convertible Note and demand full payment and demand that all or a portion of the outstanding principal amount be converted into shares of common stock at the at the lower of the then current conversion price and 85% of the average of the three (3) lowest daily VWAPs during the twenty (20) days prior to delivery of the conversion notice.  If there is a change of control of the Company, Lind Global has the right to require the Company to prepay 105% of the outstanding principal amount of the 2023 Convertible Note. A change of control includes a change in the composition of a majority of the Board of Directors of the Company, at a single shareholder meeting, a change, without prior written consent of Lind Global where a majority of the individuals that were directors as of June 20, 2023 cease to be directors of the Company (provided that any individual who is nominated by the board of directors (or a duly authorized committee thereof) as of June 20, 2023 and is elected or appointed as a director of the Company shall be deemed a member of the board of directors of the Company for all such purposes), a shareholder acquiring beneficial ownership of more than 50% of the common stock of the Company, or the sale or other disposition of the Company of all or substantially all of its assets (see Note 13 – Subsequent Events).  The 2023 Convertible Note is convertible into common stock of the Company at any time after the earlier of six (6) months from issuance or the date the registration statement is effective, provided that no such conversion may be made that would result in beneficial ownership by Lind Global and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Convertible Note is equal to $5.00, subject to customary adjustments.

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

The Company evaluated the 2022 Convertible Note and concluded that certain embedded redemption features are required to be accounted for as a derivative liability. Embedded redemption features were recorded at fair value upon issuance of $0.3 million and are classified as current liabilities to be remeasured at each reporting period (see Note 6). The discount created by allocating proceeds to the derivative liability results in a debt discount to be amortized as additional interest expense over the term of the Convertible Notes. The Warrants are accounted for as a derivative liability based on certain features included within the Convertible Note which caused the Company to not be able to assert that it would have sufficient shares in all cases to be able to settle the Warrants. As such, the proceeds (approximately $4.8 million, net of original issue discounts and other payments to lender) were allocated first to the fair value of the Warrants with the residual allocated to the Convertible Notes host instrument. The proceeds allocated to the Convertible Notes were further allocated first to the bifurcated derivative liability based on its fair value with the residual being allocated to the Convertible Notes host instrument.

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

The Convertible Notes are evaluated as a potentially dilutive security in both periods of loss and income for diluted earnings per share purposes. The Warrants are considered a participating security and were not included in the calculation of basic earnings per share for the six months ended June 30, 2024 and the year ended December 31, 2023 as Company reflected net loss for the respective periods. The Warrant will be included in the calculation of diluted earnings per share in periods of net income.

The issuance costs with respect to the Convertible Notes, which are recorded as a debt discount, are deferred and amortized using the effective interest method as additional interest expense over the terms of the Convertible Note at an effective interest rate of 68.6%. The Company incurred total interest expense related to the Convertible Notes of $0.7 million for the six months ended June 30, 2024, compared to $1.1 million including $0.5 million default charge for the six months ended June 30, 2023.

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

Letters of Credit

We maintain certain letters of credit with Citizens Bank, N.A. (“Citizens”). As of June 30, 2024, we had four letters of credit totaling $1.1 million outstanding to certain customers which were secured with restricted cash.

9. REVENUE

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
Table 9.1: Revenue by Segment and Type
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Engineering
System Design and Build	$2,011	$2,139	$4,138	$3,609
Over time	2,011	2,139	4,138	3,609

Software and Support	1,180	1,100	2,046	2,289
Point in time	159	55	164	368
Over time	1,021	1,045	1,882	1,921

Training and Consulting Services	6,140	5,805	11,876	10,088
Point in time	19	101	101	297
Over time	6,121	5,704	11,775	9,791

Workforce Solutions
Training and Consulting Services	2,394	3,343	4,948	7,274
Point in time	118	90	211	209
Over time	2,276	3,253	4,737	7,065

Total revenue	$11,725	$12,387	$23,008	$23,260

Table 9.2: Revenue Recognized that was Previously Included in Contract Liabilities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Revenue recognized in the period from amounts included in billings in excess of revenue earned at the beginning of the period	$1,709	$1,255	$2,688	$3,105

10. INCOME TAXES

Table 10: Effective Tax Rate
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Effective tax rate	(13.6)%	(1.9)%	(5.2)%	0.2%

Our effective income tax rate differs from the U.S. statutory federal income tax rate of 21% primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, changes in the valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. and foreign taxes.

11. SEGMENT INFORMATION

We have two reportable business segments. The Engineering segment provides simulation, training and engineering products and services delivered across the breadth of industries we serve. Solutions include simulation for both training and engineering applications. Example engineering services include, but are not limited to, plant design verification and validation, thermal performance evaluation and optimization programs, and engineering programs for plants for American Society of Mechanical Engineers (“ASME”) code and ASME Section XI. The Company provides these services across all market segments through our Performance, True North Consulting, and D&A Analysis subsidiaries. Example training applications include turnkey and custom training services. Contract terms are typically less than two years.

Workforce Solutions segment provides specialized employment personnel solutions primarily to the nuclear industry, working at clients’ facilities. This business is managed through our Hyperspring and Absolute subsidiaries. The business model, management focus, margins and other factors clearly separate this business line from the rest of the GSE product and service portfolio.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes. Inter-segment revenue is eliminated in consolidation and is not significant.

Table 11: Results of Operations by Business Segment
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
		(in thousands)
Revenue
Engineering	$9,331	$9,044	$18,060	$15,986
Workforce Solutions	2,394	3,343	4,948	7,274
Total revenue	11,725	12,387	23,008	23,260

Gross profit
Engineering	3,282	2,742	6,187	4,622
Workforce Solutions	392	473	703	988
Total gross profit	3,674	3,215	6,890	5,610

Operating income (loss)
Engineering	311	(617)	(1,087)	(3,041)
Workforce Solutions	(22)	(159)	(154)	(518)

Operating income (loss)	289	(776)	(1,241)	(3,559)

Interest expense, net	(258)	(767)	(717)	(1,053)
Change in fair value of derivative instruments, net	(736)	171	(753)	240
Other (loss) income, net	(47)	(98)	7	(88)
Loss before income taxes	$(752)	$(1,470)	$(2,704)	$(4,460)

12. COMMITMENTS AND CONTINGENCIES

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

On December 4, 2020, Hyperspring, LLC filed a Verified Complaint and Motion for Temporary Restraining Order (“TRO”) against a former Hyperspring employee in the Chancery Court of Loudon County, Tennessee, related to her retention of confidential and proprietary information belonging to Hyperspring following the termination of her employment. On January 25, 2021, the employee filed a counterclaim against Hyperspring, seeking payment for alleged unpaid commissions and expenses. On December 19, 2023, the former employee filed a complaint in the United States Eastern District of Tennessee against GSE Systems, Inc and its subsidiaries. On or about February 29, 2024, a settlement agreement was executed by the parties, which resulted in the dismissal of both cases with Hyperspring incurring an obligation to pay approximately $260 thousand inclusive of attorneys’ fees. As the amount was probable and estimable, it was included in accrued legal settlements as of December 31, 2023, and included as a part of selling, general and administrative costs for the year ended December 31, 2023.

There is a remaining accrued legal settlement amount of $529 thousand at June 30, 2024 associated with these legal matters.

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
13. SUBSEQUENT EVENTS

On August 8, 2024, GSE Systems, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nuclear Engineering Holdings LLC, a Delaware limited liability company (“Parent”), and Gamma Nuclear Merger Sub LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company with the Company continuing as a wholly owned subsidiary of Parent (the “Merger”). The Company’s board of directors (the “Board”), by unanimous vote, determined that it is advisable and in the best interests of the Company and its stockholders for the Company to enter into the Merger Agreement and recommended that the Company’s stockholders adopt the Merger Agreement and approve the Merger (see Form 8-K filed by the Company on August 8, 2024). Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including adoption of the Merger Agreement by the Company’s stockholders and the absence of any statute, rule, regulation, order, or other legal or regulatory restraint preventing, prohibiting or enjoining the consummation of the Merger. Merger transactions may be subject to shareholder claims and merger objection lawsuits. We are not aware of any claims or a party to any legal proceedings related to this transaction as of August 14, 2024.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock, par value $0.01 per share (the “Company Common Stock”) (other than shares owned by the Company, Parent or Merger Sub or any direct or indirect wholly owned subsidiary of Parent or Merger Sub or by stockholders of the Company who have neither voted in favor of the Merger nor consented to the Merger in writing and who have properly and validly exercised their statutory rights of appraisal in respect of such shares of Company Common Stock in accordance with Section 262 of the General Corporation Law of the State of Delaware) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $4.10 per share.

On August 7, 2024, the Company and Parent entered into that certain Senior Secured Promissory Note in the principal amount of $1,398,447.50 (the “Parent Note”). Pursuant to the terms of the Parent Note, interest accrues at a rate per annum equal to 12.50%. Interest payments under the Parent Note are due and payable on the last business day of each calendar month and on the Maturity Date (as defined below). Interest shall be paid, at the option of the Company, (x) in kind by capitalizing such interest and adding the unpaid amount thereof on each such payment date or (y) in cash. Upon an event of default, interest shall accrue at 14.50%. The Company shall pay the outstanding principal amount on the earlier to occur of (x) August 6, 2025 and (y) the occurrence of a Change of Control (the “Maturity Date”). The Company used the proceeds of the Parent Note to pay in full all outstanding indebtedness owed to Lind Global as further described in Note 8 - Debt. The Parent Note also included amounts owed to Parent’s counsel with respect to the Parent Note.

On August 7, 2024, the Company repaid in full, in cash and through the delivery of 114,976 shares of Company Common Stock, all outstanding indebtedness owed to Lind Global, which satisfied the 2023 Purchase Agreement, dated June 23, 2023, as amended, which was in the original principal amount of $1,800,000 (the “Lind Note”), and all ancillary agreements in connection therewith. In connection with the Company’s prepayment of the Lind Note, and pursuant to its terms, Lind Global elected to convert $314,000 of the outstanding principal amount of the Lind Note into Company Common Stock. In addition, at the time of conversion and based upon that certain Second Amendment to the Lind Note, dated February 12, 2024, Lind Global asserted that it was entitled to $360,000 in addition to the remaining principal balance due on the Lind Note of $1,500,000. The Company disputed this amount and, following negotiations among the parties, the Company agreed to pay $180,000 in full satisfaction of the claim.

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

Engineering (approximately 78% of revenue for the six months ended June 30, 2024)

Our Engineering segment primarily encompasses our power plant high-fidelity simulation solutions, technical engineering services for ASME programs, power plant thermal performance optimization, and interactive computer-based tutorials/simulation focused on the process industry. The Engineering segment includes various simulation products, engineering consulting services, and operation training systems delivered across the industries we serve primarily in the nuclear, fossil fuel power generation and the process industries. Our simulation solutions include the following: (1) simulation software and services, including operator training systems, for the nuclear power industry, (2) simulation software and services, including operator training systems, for the fossil power industry, and (3) simulation software and services for the process industries used to teach fundamental industry processes and control systems to newly hired employees and for ongoing workforce development and training. We and our predecessors have been providing these services since 1976.

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

Workforce Solutions (approximately 22% of revenue for the six months ended June 30, 2024)

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

Financial information is provided in Note 11 of the accompanying consolidated financial statements regarding our business segments.

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

We continue to make significant enhancements in product offerings for improving the thermal performance of power plants. We introduced the next generation platform in TSM, providing a technology platform to centralize and continuously monitor plant thermal performance. The solution benefits our customers by automating standardized reporting in modern dashboards available to engineers and decision makers across the fleet, leveraging automation to facilitate troubleshooting plant performance issues, reducing time and error with direct access to source data, and applying industry guidelines for problem resolution. This platform also supports integration with DVR (implemented by Programs & Performance) that enhances the quality of data for plant performance insights, analysis and decision making, providing a solution to better detect and identify faulty measurements/sensors and thus reduce maintenance costs by focusing on critical components. Other recent platform improvements have included enhancements to user experience, integration with Asset Management Systems (to streamline work processes and increase efficiencies) and enhancements in digitizing troubleshooting knowledge for custom scenarios/plants.

In the area of engineering simulations, GSE Systems & Simulation group delivers nuclear core and balance-of-plant modeling and visualization systems to the industry. To address the nuclear industry’s need for more accurate simulation of both normal and accident scenarios, we provide our DesignEP® and RELAP5-HD® solutions. Our entire JADETM suite of simulation software, including industry leading JTOPMERET® and JElectricTM software, provides the most accurate simulation of balance-of-plant and electrical systems available to the nuclear and fossil plant simulation market. The significant enhancements we have made to our SimExec® and OpenSimTM platforms enable customers to be more efficient in the daily operation of their simulators. We have brought SimExec® and OpenSimTM together into a next generation unified environment that adds new capabilities as requested by clients and driven by market need.

Additionally, enhancements to training content and delivery continue through the EnVision On-Demand platform, allowing our customers to access training content from anywhere in synchronous and asynchronous modes, thus increasing their efficiency and reducing infrastructure costs. We intend to continue to make pragmatic and measured investments in R&D that first and foremost are driven by the market and complement our growth strategy. Such investments in R&D may result in on-going enhancement of existing solutions as well as the creation of new solutions to serve our target markets, ensuring that we add greater value that is easier to use, at lower total cost of ownership than any alternative available to customers. Recent enhancements to our EnVision On-Demand SaaS platform include usability improvements for administrators, instructors and trainees as well as enhanced access security for cloud learning and simulation portal. We have pioneered a number of industry standards and intend to continue to be one of the most innovative companies in our industry. We had R&D expenditures totaling $277 thousand and $316 thousand, of which, $159 thousand and $162 thousand were capitalized during the three months ended June 30, 2024 and 2023, respectively.  We had R&D expenditures totaling $555 thousand and $574 thousand, of which, $208 thousand and $239 thousand were capitalized during the six months ended June 30, 2024 and 2023, respectively.

Strengthen and develop our talent while delivering high-quality solutions.
Over the past several years, we have assembled a unique and highly experienced group of talent through organic growth and strategic acquisition. Our Engineering team is comprised of design, simulation, regulatory compliance, and performance optimization professionals who are unique to the industry and capable of addressing the entire power generation life cycle. Our Workforce Solutions team includes numerous industry experts, including hands on experience within the energy and engineering sectors.  The experience and knowledge among the staff ensure understanding of customer needs and a better ability to offer the best solutions.  Working together, our Engineering and Workforce Solutions teams are able to offer our customers a full set of services that would otherwise require numerous companies to obtain the same capabilities.

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

Employees

As of June 30, 2024, we had approximately 252 employees, which includes approximately 197 employees in our Engineering segment and approximately 55 employees in our Workforce Solutions segment.

Backlog

As of June 30, 2024, we had approximately $34.7 million of total gross revenue backlog, which included $30.4 million of Engineering backlog and $4.3 million of Workforce Solutions backlog. As of December 31, 2023, our backlog was $40.9 million with $31.4 million attributed to our Engineering segment and $9.5 million to Workforce Solutions. With respect to our backlog, it includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. Our backlog includes future expected revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. We calculate backlog without regard to possible project reductions or expansions or potential cancellations unless and until such changes may occur.

Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third-party or pass-through costs to subcontractors and other parties. Because backlog is not a U.S. GAAP measurement, our computation of backlog may not necessarily be comparable to that of our industry peers.

Results of Operations

Table MD&A 1: Results of Operations
	For the Three Months Ended				For the Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	$	%	$	%	$	%	$	%
	(dollars in thousands)
Revenue	$11,725	100.0%	$12,387	100.0%	$23,008	100.0%	$23,260	100.0%
Cost of revenue	8,051	68.7%	9,172	74.0%	16,118	70.1%	17,650	75.9%
Gross profit	3,674	31.3%	3,215	26.0%	6,890	29.9%	5,610	24.1%

Operating expenses:
Selling, general and administrative	3,070	26.2%	3,653	29.5%	7,430	32.3%	8,441	36.3%
Research and development	118	1.0%	154	1.2%	347	1.5%	335	1.4%
Restructuring charges	64	0.5%	-	0.0%	64	0.3%	-	0.0%
Depreciation	50	0.4%	53	0.4%	108	0.5%	101	0.4%
Amortization of intangible assets	83	0.7%	131	1.1%	182	0.8%	292	1.3%
Total operating expenses	3,385	28.9%	3,991	32.2%	8,131	35.3%	9,169	39.4%
Operating income (loss)	289	2.5%	(776)	(6.3)%	(1,241)	(5.5)%	(3,559)	(15.4)%
Interest expense, net	(258)	(2.2)%	(767)	(6.2)%	(717)	(3.1)%	(1,053)	(4.5)%
Change in fair value of derivative instruments, net	(736)	(6.3)%	171	1.4%	(753)	(3.3)%	240	1.0%
Other (loss) income, net	(47)	(0.4)%	(98)	(0.8)%	7	0.0%	(88)	(0.4)%
Loss before income taxes	(752)	(6.4)%	(1,470)	(11.9)%	(2,704)	(11.8)%	(4,460)	(19.2)%
Expense (benefit) from income taxes	102	0.9%	28	0.2%	142	0.6%	(11)	0.0%
Net loss	$(854)	(7.3)%	$(1,498)	(12.1)%	$(2,846)	(12.4)%	$(4,449)	(19.1)%

Revenue

Consolidated revenue for the three months ended June 30, 2024 totaled $11.7 million, which was 5% less than the $12.4 million of revenue for the three months ended June 30, 2023. Revenue for the six months ended June 30, 2024 totaled $23.0 million, which was 1% less than the $23.3 million of revenue for the six months ended June 30, 2023.

Table MD&A 2: Revenue by Segment
	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2024	June 30, 2023	$	%	June 30, 2024	June 30, 2023	$	%
	(dollars in thousands)
Revenue:
Engineering	$9,331	$9,044	287	3%	$18,060	$15,986	2,074	13%
Workforce Solutions	2,394	3,343	(949)	(28)%	4,948	7,274	(2,326)	(32)%
Total revenue	$11,725	$12,387	(662)	(5)%	$23,008	$23,260	(252)	(1)%

Engineering revenue for the three months ended June 30, 2024 totaled $9.3 million, which was a 3% increase from the $9.0 million of revenue for the three months ended June 30, 2023. The increase in revenue was primarily attributable to our Design & Analysis business due to additional training & consulting work for new customers.  Total Engineering orders of $7.5 million and $4.9 million were recorded for the three months ended June 30, 2024 and 2023, respectively. The increase in orders is primarily due to a significant contract for software and simulation in the design of our customers Small Modular Reactor technology.

Engineering revenue for the six months ended June 30, 2024 totaled $18.1 million, which was a 13% increase from the $16.0 million of revenue for the six months ended June 30, 2023. The increase of revenue was primarily attributable to continued training and consulting work for a long-standing customer.  Total Engineering orders of $19.6 million were recorded for both the six months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024, Workforce Solutions revenue decreased by 28% to $2.4 million compared to revenue of $3.3 million for the three months ended June 30, 2023. The decrease in revenue was due to a reduction in staffing needs from our major customers. Total new orders of $1.3 million were recorded for both the three months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024, Workforce Solutions revenue decreased by 32% to $4.9 million compared to revenue of $7.3 million for the six months ended June 30, 2023. The decrease in revenue was primarily due to a reduction in demand for staffing from our major customers. Total new orders of $3.9 million and $5.7 million were recorded for the six months ended June 30, 2024 and 2023, respectively.

Gross Profit

Gross profit was $3.7 million and 31.3% of revenue and $3.2 million and 26.0% of revenue for the three months ended June 30, 2024 and 2023, respectively. Gross profit was $6.9 million and 29.9% of revenue and $5.6 million and 24.1% of revenue for the six months ended June 30, 2024 and 2023, respectively.

Table MD&A 3: Gross Profit by Segment
	For the Three Months Ended				For the Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	$	%	$	%	$	%	$	%
	(dollars in thousands)
Gross profit:
Engineering	$3,282	35.2%	$2,742	30.3%	$6,187	34.3%	$4,622	28.9%
Workforce Solutions	392	16.4%	473	14.1%	703	14.2%	988	13.6%
Total gross profit	$3,674	31.3%	$3,215	26.0%	$6,890	29.9%	$5,610	24.1%

The Engineering segment’s gross profit increased by $0.5 million during the three months ended June 30, 2024 over the three months ended June 30, 2023. The Engineering segment’s gross profit increased by $1.6 million during the six months ended June 30, 2024 over the six months ended June 30, 2023. The increase is driven by segment revenue growth and increased project efficiency.

The Workforce Solutions segment’s gross profit decreased by $0.1 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The Workforce Solutions segment’s gross profit decreased by $0.3 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in the three months and six months ended June 30, 2024 was primarily due to the reduction in demand from existing customers for additional workforce professionals.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses totaled $3.1 million and $3.7 million for the three months ended June 30, 2024 and 2023, respectively. SG&A expenses totaled $7.4 million and $8.4 million for the six months ended June 30, 2024 and 2023, respectively.

Table MD&A 4: SG&A Details
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Corporate charges	$2,396	$2,446	$5,892	$5,932
Business development	605	1,062	1,371	2,178
Facility operation & maintenance (O&M)	55	146	94	287
Credit loss expense	9	(2)	65	30
Other	5	1	8	14
Total	$3,070	$3,653	$7,430	$8,441

Corporate charges

During the three months ended June 30, 2024, corporate charges decreased by $50 thousand over the same period of the prior year. During the six months ended June 30, 2024 corporate charges decreased by $40 thousand over the same period of the prior year.

Business development

Business development expenses decreased $0.5 million during the three months ended June 30, 2024 over the same period of the prior year. Business development expenses decreased by $0.8 million during the six months ended June 30, 2024 over the same period of the prior fiscal year. The decrease was primarily due to a reduction in headcount in the Company's Workforce Solutions Segment.

Facility operation & maintenance (“O&M”)

Facility O&M expenses decreased $91 thousand for three months ended June 30, 2024, compared to the same period in 2023. Facility O&M expenses decreased $193 thousand for six months ended June 30, 2024, compared to the same period in 2023. The decrease in facility O&M during the six months ended June 30, 2024 was primarily due to the reduced lease space under the new Fort Worth lease executed in Q2 2023.

Credit loss expense

We recorded a $9 thousand credit loss during the three months ended June 30, 2024, compared to a $30 thousand during the three months ended June 30, 2023. We recorded $65 thousand and $30 thousand of credit loss expense during the six months ended June 30, 2024 and 2023, respectively.

Research and development

Research and development costs consist primarily of software engineering personnel and other related costs. Research and development costs, net of capitalized software, totaled $118 thousand and $154 thousand for the three months ended June 30, 2024 and 2023, respectively.  Research and development costs totaled $347 thousand and $335 thousand for the six months ended June 30, 2024 and 2023, respectively. The changes in the three and six months ended June 30, 2024, compared to 2023 were primarily flat.  We continue to enhance our software systems and fine-tune them, so customers get maximum benefit from deploying our technology.

Depreciation

We recorded depreciation expense of $50 thousand and $53 thousand for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $108 thousand and $101 thousand for the six months ended June 30, 2024 and 2023, respectively. The overall reduction in both the three months and six months ending June 30, 2024 compared to similar periods in 2023 is the result of some assets becoming fully depreciated and not replaced with new depreciating assets.

Amortization of intangible assets

Amortization expense related to definite-lived intangible assets totaled $83 thousand and $131 thousand for the three months ended June 30, 2024 and 2023, respectively, and $182 thousand and $292 thousand for the six months ended June 30, 2024 and 2023, respectively. The decrease in amortization expense was primarily due to Workforce Solutions' definite-lived intangible assets being fully impaired at June 30, 2023. Further the amortization of Customer Contracts and Relationships decreased, as they are amortized at a declining rate over the 15-year useful life.

Interest expense, net

Interest expense totaled $0.3 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. Interest expense totaled $0.7 million and $1.1 million the six months ended June 30, 2024 and 2023, respectively. The decrease for the three and six month periods was primarily due to an additional $0.5 million interest charge related to the amendment of the 2022 Lind financing arrangement during Q2 2023.

Other (loss) income, net

For the three months ended June 30, 2024 and 2023, we recognized other (loss) income, net of $(47) thousand and $(98) million, respectively. For the six months ended June 30, 2024 and 2023, we recognized other (loss) income of $7 thousand and $(88) million, respectively.

Income tax expense (benefit)

Our effective tax rate for the three and six months ended June 30, 2024, was (13.6)% and (5.2)%, respectively, compared to (1.9)% and 0.2% for the three and six months ended June 30, 2023. Our effective income tax rates differ from the U.S. statutory federal income tax rate of 21% primarily due to accruals related to uncertain tax positions for certain foreign tax contingencies, changes in the valuation allowance in our U.S. entity, the permanent disallowance of interest expense related to disqualified debt, and discrete item adjustments for U.S. and foreign taxes.

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

Liquidity and Capital Resources

As of June 30, 2024, our cash, cash equivalents and restricted cash totaled $2.7 million, compared to $3.7 million as of December 31, 2023.

As of June 30, 2024, we have current restricted cash and long-term restricted cash of $0.4 million and $1.1 million, respectively. We have restricted cash of $1.1 million to secure four letters of credit with various customers and $0.4 million to secure our corporate credit card program.

For the six months ended June 30, 2024, net cash provided by operating activities totaled $0.2 million, compared to $0.8 million net cash used in operating activities for the six months ended June 30, 2023. The change is primarily driven by the changes in the Company's operating losses, the timing of receipts of customer payments, the timing of payments to vendors and employee and the settlement payments related to legal settlements, adjusted for certain non-cash items that do not impact cash flow from operating activities.

Net cash used in investing activities totaled $0.2 million and $0.3 for the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024, net cash used in financing activities was $0.9 million, compared to net cash provided by financing activities of $0.1 million for the six months ended June 30, 2023. The $1.0 million change is due to the June 2023 amendment to the 2022 Convertible Note (see Note 8).

Non-GAAP Financial Measures

Adjusted EBITDA

References to “EBITDA” mean net loss, before considering interest expense, expense (benefit) from income taxes, depreciation and amortization. References to Adjusted EBITDA excludes irregular or non-recurring items and are not directly related to the Company’s core operating performance. EBITDA and Adjusted EBITDA are not measures of financial performance under U.S. GAAP. Management believes EBITDA and Adjusted EBITDA, in addition to operating profit, net income and other U.S. GAAP measures, are useful to investors to evaluate the Company’s results because it excludes certain items that may, or could, have a disproportionate positive or negative impact on our results for any particular period. Investors should recognize that EBITDA and Adjusted EBITDA might not be comparable to similarly titled measures of other companies. This measure should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with U.S. GAAP.

Table MD&A 5: Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
	For The Three Months Ended		For The Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Net loss	$(854)	$(1,498)	$(2,846)	$(4,449)
Interest expense, net	258	767	717	1,053
Expense (benefit) from income taxes	102	28	142	(11)
Depreciation and amortization	228	267	487	560
EBITDA	(266)	(436)	(1,500)	(2,847)
Stock-based compensation expense	(274)	246	20	531
Change in fair value of derivative instruments, net	736	(171)	753	(240)
Restructuring charges	64	-	64	-
Advisory fees	300	-	776	-
Adjusted EBITDA	$560	$(361)	$113	$(2,556)

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

Table MD&A 6: Reconciliation of Net Loss to Adjusted Net Loss and Adjusted Net Loss Per Share
	For The Three Months Ended		For The Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Net loss	$(854)	$(1,498)	$(2,846)	$(4,449)
Stock-based compensation expense	(274)	246	20	531
Change in fair value of derivative instruments, net	736	(171)	753	(240)
Restructuring charges	64	-	64	-
Advisory fees	300	-	776	-
Amortization of intangible assets related to acquisitions	83	131	182	292
Adjusted net income (loss)	$55	$(1,292)	$(1,051)	$(3,866)

Net loss per common share - diluted	$(0.26)	$(0.62)	$(0.89)	$(1.89)
Add back: Effect of stock-based compensation	(0.08)	0.11	0.01	0.24
Add back: Effect of change in fair value of derivative instruments, net	0.22	(0.07)	0.23	(0.11)
Add back: Effect of restructuring charges	0.02	-	0.02	-
Add back: Effect of advisory fees	0.09	-	0.24	-
Add back: Effect of amortization of intangible assets related to acquisitions	0.03	0.05	0.06	0.12
Adjusted net loss per common share – diluted	$0.02	$(0.53)	$(0.33)	$(1.64)

Weighted average shares outstanding used to compute adjusted net loss per share - diluted(1)	3,258,124	2,418,827	3,148,806	2,293,389

(1) During the three and six months ended June 30, 2024, we reported a U.S. GAAP net loss and an adjusted net loss. Accordingly, there were no dilutive shares from RSUs, warrants, or other dilutive instruments that are included in the adjusted net loss per share calculation, as all shares were considered anti-dilutive when calculating the net loss per share. During the three and six months ended June 30, 2023, we reported a U.S. GAAP net income and an adjusted net loss. Accordingly, there were no dilutive shares from RSUs, warrants, or other dilutive instruments that are included in the adjusted net loss per share calculation, as all shares were considered anti-dilutive when calculating the net loss per share.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to our disclosures included in "Note 15. Commitments and Contingencies" included in Part 1, Item 1 of this Quarterly Report of Form 10-Q.

Item 1A.	Risk Factors

We have disclosed under "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, the risk factors which may materially affect our business, financial conditions or results of operations.  There have been no material changes from the risk factors previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Director and Officer Trading Arrangements

During the six months ended June 30, 2024, no director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the six months ended June 30, 2024.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
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

10.5
Employment Agreement, dated July 22, 2024, by and between GSE Systems, Inc. and Ravi Khanna. Incorporated herein by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on July 26, 2024.

31.1 €	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith.

31.2 €	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 £	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS €	XBRL Instance Document.

101.SCH €	XBRL Taxonomy Extension Schema.

101.CAL €	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF €	XBRL Taxonomy Extension Definition Linkbase.

101.LAB €	XBRL Taxonomy Extension Label Linkbase.

101.PRE €	XBRL Taxonomy Extension Presentation Linkbase.

£- Furnished herewith.
€- Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSE SYSTEMS, INC.

	/s/ Ravi Khanna	August 14, 2024
By:	Ravi Khanna
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Emmett A. Pepe	August 14, 2024
By:	Emmett A. Pepe
Chief Financial Officer
(Principal Financial and Accounting Officer)